Form 10-Q
period 2016-09-30
AB Private Credit Investors Corp
filed 2016-11-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland
(State of incorporation)

1345 Avenues of the Americas

New York, NY 10105

(Address of principal executive offices)

(212) 969-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The issuer had 100 shares of common stock, $0.01 par value per share, outstanding as of November 14, 2016.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2016

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Unaudited Statement of Assets and Liabilities

September 30, 2016

ASSETS:
Cash	$1,000

Total Assets	$1,000

LIABILITIES:
Total Liabilities	$0

Net Assets	$1,000
Composition of Net Assets:
Par	$1
Additional paid in capital	999
—

$1,000

Shares
Net asset value per share ($1,000 net assets /100 shares)	$10.00

See accompanying notes to financial statements.

Unaudited Notes to Financial Statements

1. Organization

AB Private Credit Investors Corporation (the “Fund”), an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) was incorporated under the laws of the state of Maryland on February 6, 2015. The Fund was formed to invest in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated.

As of September 30, 2016, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) to AB Private Credit Investors LLC, the Fund’s external investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Fund’s sole director at the time.

The Fund expects to conduct private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Fund’s common stock pursuant to a subscription agreement entered into with the Fund. Investors will be required to fund drawdowns to purchase shares of the Fund’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Fund delivers a notice to its investors. The Fund anticipates commencing its loan origination and investment activities contemporaneously with or shortly after the initial drawdown from investors in the initial Private Offering.

The Fund’s fiscal year ends on December 31.

2. Significant Accounting Policies

The Fund is an investment company under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the accounting and reporting guidance applicable to investment companies. Actual results could differ from those estimates.

The financial statements have been prepared in conformity with U.S. GAAP, which requires the use of estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual amounts and results could differ from these estimates, and such differences could be material.

The following is a summary of significant accounting policies followed by the Fund.

Cash consists of demand deposits. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund places its cash and cash equivalents with financial institutions.

The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. So long as the Fund maintains its status as a RIC, it intends not to be subject to U.S. federal income or excise tax by distributing substantially all of its ordinary income and long-term capital gains, if any, during each calendar year. Accordingly, no provision for U.S. federal income or excise taxes is required.

In the normal course of business, the Fund enters into general business contracts that contain a variety of representations and warranties and which may provide for indemnification. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund expects the risk of material loss to be remote and no amounts have been recorded in the financial statement for such arrangements.

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Agreements and Related Party Transactions

Investment Management Agreement

The Fund intends to enter into an investment management agreement with the Adviser (the “Advisory Agreement”) pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee will be calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash assets, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated.

The Fund will also pay the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“pre-incentive fee net investment income”) for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) that the Fund accrues during the fiscal quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we intend to enter into with a third party administrator (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. GAAP). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that was never actually received.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income-based incentive fee, it is possible that the Fund may accrue such fees in a quarter where it incurs a net loss. For example, if the Fund receives pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Fund will accrue the applicable income-based incentive fee even if it has incurred a loss in that quarter due to realized and/or unrealized capital losses. However, cash payment of the incentive fee may be deferred in this situation, subject to the restrictions detailed at the end of this section.

Pre-incentive fee net investment income, expressed as a rate of return on the value of net assets (defined as total assets, excluding investments purchased with borrowed funds, less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.5% per quarter (approximately 6% per annum). The Fund pays the Adviser an income-based incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows:

•	no income-based incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate;

•	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.82% in any calendar quarter. This portion of pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.82%) is referred to as the “catch-up” provision. The “catch-up” is meant to provide the Adviser with 17.5% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeded 1.82% in any calendar quarter; and

•	17.5% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.82% in any calendar quarter.

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 17.5% of aggregate cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, “aggregate cumulative realized capital gains” will not include any unrealized appreciation. It should be noted, however, that the Fund will accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with U.S. GAAP. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

The Fund will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) the pre-incentive fee net investment income, and (b) the realized capital gain / loss and (c) unrealized capital appreciation/ depreciation expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Advisory Agreement.

4. Organization and Offering Expense

As of September 30, 2016, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $270,000 and offering costs of approximately $405,000 on behalf of the Fund. There is currently no liability on the part of the Fund to reimburse the Adviser for organization and offering costs and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser enter into the Advisory Agreement, which the Fund expects will include a provision that defines any conditions and terms of the reimbursement of organization and offering expenses. As of September 30, 2016, no such agreement existed; therefore no organization and offering costs were payable by the Fund as of such date

5. Net Assets

In connection with its formation, the Fund has the authority to issue 200,000,000 shares at of common stock, par value $0.01 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a BDC;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10, filed on July 1, 2016 (File No. 000-55640), and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10, filed on July 1, 2016 (File No. 000-55640), and Item 1A of Part II and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

We were formed on February 6, 2015 as a corporation under the laws of the State of Maryland. We are currently in the development stage and have not commenced investment operations. Since inception, there has been no investment or operational activity. In conjunction with our formation, we issued and sold 100 shares of our common stock to AB Private Credit Investors LLC, our Adviser, for an aggregate purchase price of $1,000.

On October 6, 2016 we filed with the Securities and Exchange Commission (the “SEC”) an election to be treated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. While we intend to elect to be treated as a RIC as soon as practicable, we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income. As a BDC and a RIC, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Our investment activities are managed by our external investment adviser, AB Private Credit Investors LLC, an investment adviser that is registered under the Investment Advisers Act of 1940, as amended. We intend to enter into an administration agreement (the “Administration Agreement”) with a third party administrator (the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company for up to five years following an initial public offering, if any, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Portfolio and Investment Activity

As of September 30, 2016, we have not commenced investment activities.

Results of Operations

As of September 30, 2016, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

Revenues

Our investment objective is to principally generate current income through direct investments in privately originated loans and notes and, to a lesser extent, long-term capital appreciation through private equity investments. At least 80% of Fund assets will be invested in debt instruments. We intend to invest in middle market businesses based in the United States, which we generally define as having enterprise values between $50 million and $500 million. However from time to time, we may invest in larger or smaller companies.

We will seek to build the Fund’s portfolio in a defensive manner that minimizes cyclical and correlated risks across individual names and sector verticals by targeting companies with strong underlying business models and durable intrinsic value.

We expect to make investments through both primary originations and secondary purchases. Our credit investments will principally take the form of first lien, stretch senior, unitranche, and second lien loans, although the actual mix of instruments pursued will vary over time depending on our views on how best to optimize risk-adjusted returns. We will also consider unsecured mezzanine debt, priority ranking structured preferred stock, and non-control equity co-investment opportunities, typically alongside a leading middle market financial sponsor and/or in partnership with a strong management group. We expect our loans will generally carry contractual maturities between four and six years. Our investments are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower then “BBB-” by Fitch Ratings or S&P), which is an indication of having predominately speculative characteristics with respect to an issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds,” or “leveraged loans.”

We will pursue opportunities across a broad range of sectors, including but not limited to, the following end markets: Alarm Monitoring; Communications and IT Infrastructure; Energy; Enterprise Software (including Software-as-a-Service); Equipment Finance; Financial Technology / Transaction Processing; Franchisors, Franchisees, and Restaurants; Healthcare and Healthcare IT; Non-discretionary Consumer (including certain Multi-site Retailers); Specialized, Value-Added Manufacturing; Specialty Finance; and Technology-Enabled Services.

The Board of Directors

Our board of directors (the “Board”) will have ultimate authority as to our investments, but we expect it will delegate authority to the Adviser to select and monitor our investments, subject to the supervision of the Board. The Board currently consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms: the terms of our Class I directors will expire at the 2017 annual meeting of stockholders; the terms of our Class II directors will expire at the 2018 annual meeting of stockholders; and the terms of our Class III directors will expire at the 2019 annual meeting of stockholders.

Operating Expenses

Our primary operating expenses will include the payment of fees to the Adviser under an investment advisory agreement we intend to enter into with the Adviser (the “Advisory Agreement”), our allocable portion of overhead expenses under the Expense Reimbursement Agreement and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•	reasonable and documented organization and offering expenses to the extent reimbursement of such expenses is included in any future agreement with the Adviser;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial (including advising with respect to our financing strategy) and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	base management fees and incentive fees payable to the Adviser;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other expenses incurred by us, the Administrator or the Adviser in connection with administering our business, including payments under the Administration Agreement and payments under the Expense Reimbursement Agreement based on our allocable portion of the Adviser’s overhead in performing its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

Our primary use of funds from a credit facility will be investments in portfolio companies, cash distributions to holders of our common stock and the payment of operating expenses.

In the future, we may also securitize or finance a portion of our investments with a special purpose vehicle. If we undertake a securitization transaction, we will consolidate our allocable portion of the debt of any securitization subsidiary on our financial statements, and include such debt in our calculation of the asset coverage test, if and to the extent required pursuant to the guidance of the staff of the SEC.

Critical Accounting Policies

Equity Activity

In connection with our formation, we have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

On June 27, 2016, we issued 100 shares of our common stock to the Adviser, for an aggregate purchase price of $1,000. We have not had any other equity transactions as of September 30, 2016.

Contractual Obligations

As of September 30, 2016, we have not commenced operations.

We intend to enter into an Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Advisory Agreement, the Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a base management fee equal to a percentage of aggregate amount of capital committed to us by investors (or, after a Qualified IPO, a percentage of our average adjusted gross assets) and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

We intend to enter into an Administration Agreement with the Administrator and Expense Reimbursement Agreement with the Adviser. Under the Administration Agreement, we expect that our the Administrator will be responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services. We will reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Stockholder approval is not required to amend the Administration Agreement or Expense Reimbursement Agreement.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

Critical Accounting Policies

Valuation of Investments

We measure the value of our investments at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Our audit committee is also responsible for assisting our Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by our Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant.

Our Board will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with the Adviser’s senior investment team;

•	Our Audit Committee will then review these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm; and

•	Our Board will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms and our audit committee.

Because of the inherent uncertainty of valuation for all fair value investments and interests, the Board’s determination of fair value may differ from the values that would have been used had a ready market existed, or that could have been (or will be) realized in an actual sale, and such differences could be material.

The value of any investment on any valuation date is intended to represent the fair value of such investment on such date based upon the amount at which the investment could be exchanged between willing parties, other than in a forced liquidation sale, and reflects the Board’s determination of fair value using the methodology described herein. Any valuation of an investment may not reflect the actual amount received by the Fund upon the liquidation of such investment.

Our investments will be primarily loans made to middle-market companies. These investments are mostly considered Level 3 assets under ASC Topic 820 because there is not usually a known or accessible market or market indices for these types of debt instruments and, thus, the Adviser’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the statement of operations.

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

Management and Incentive Fees

We will accrue for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments.

Organization and Offering Costs

As of September 30, 2016, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $270,000 and offering costs of approximately $405,000 on behalf of the Fund. There is currently no liability on the part of the Fund to reimburse the Adviser for organization and offering costs and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser enter into the Advisory Agreement, which is expected to include a provision that defines any conditions and terms of the reimbursement of organization and offering expenses. As of September 30, 2016, no such agreement existed; therefore no organization and offering costs were payable by the Fund as of such date.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents.

Federal Income Taxes

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code as soon as practicable. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

Recent Developments

Co-investment Exemptive Order

On October 11, 2016, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by the Adviser in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest, subject to the conditions included in the Order.

Appointment of Directors

On October 18, 2016, our Board expanded its size to five directors and appointed Terry Sebastian to serve as an independent director until the 2017Annual Meeting of Stockholders and Matthew Bass to serve as an interested director until the 2018 Annual Meeting of Stockholders. All of the foregoing actions are effective as of October 18, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2016, we had not commenced investment activities.

When investing commences, we will be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. Because we expect that most of our investments will bear interest at floating rates, we anticipate that an increase in interest rates would have a corresponding increase in our interest income that would likely offset any increase in our cost of funds and, thus, net investment income would not be reduced. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on our net investment income.

In addition, although we do not currently intend to make investments that are denominated in a foreign currency, to the extent we do, we will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

As of September 30, 2016, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on July 1, 2016, except as indicated below.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

The decision by us or the Adviser to allocate an opportunity to another entity could cause us to forgo an investment opportunity that we otherwise would have made. We also generally will be unable to invest in any issuer in which the Adviser and its other affiliates or a fund managed by the Adviser or its other affiliates has previously invested or in which they are making an investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

On October 11, 2016, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by the Adviser in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest, subject to the conditions included in the Order.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation(1)

3.2	Articles of Amendment(1)

3.3	Articles of Amendment and Restatement(2)

3.4	Bylaws(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on April 8, 2016.
(2)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on July 1, 2016.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 14, 2016	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)