Form 10-K
period 2016-12-31
AB Private Credit Investors Corp
filed 2017-03-31
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 814-01196

AB Private Credit Investors Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2491356
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1345 Avenues of the Americas New York, NY	10105
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 969-1000

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There is no established public market for the issuer’s common stock.

The issuer had 100 shares of common stock, $0.01 par value per share, outstanding as of March 31, 2017.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” of this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

PART I

Item 1.	Business

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

On October 6, 2016 we filed with the Securities and Exchange Commission (the “SEC”) an election to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend as soon as reasonably practicable to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, respectively, we are and will be required to comply with certain regulatory requirements. See “Description of Business — Regulation as a Business Development Company” and “Description of Business — Material U.S. Federal Income Tax Considerations.”

We expect to have the initial closing of the Private Offering of our shares of common stock (the “Shares”) to investors in reliance on exemptions from the registration requirements of the Securities Act, as amended (the “Securities Act”) on or around June 30, 2017.

The Private Offering

We expect to enter into separate subscription agreements with investors providing for the private placement of Shares pursuant to the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement. Investors will be required to make capital contributions to purchase Shares each time we deliver a capital call notice, which will be issued based on our anticipated investment activities and capital needs and delivered at least 10 business days prior to the required funding date. All purchases of our Shares will generally be made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment (“Remaining Commitment”), at a per-Share price equal to the net asset value per share of our common stock subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act.

The Fund may accept additional Capital Commitments quarterly (“Subsequent Closings”) from new investors as well as existing investors that wish to increase their commitment and shareholding in the Fund. These Subsequent Closings are expected to occur on a calendar-quarter end based on investor interest as well as the state of the market and our capacity to invest the additional capital in a reasonable period. Each Capital Commitment will be for the life of the Fund or for a shorter period based on the investor’s liquidation election, subject to the Fund’s receipt of exemptive relief related to the New BDC, Liquidating Share Class and/or Limited Tender Offers (each as defined in “Description of Business — The Private Offering and Liquidity Options.”

The proposals to establish a Liquidating Share Class or a New BDC or to provide a Limited Tender Offer (collectively, the “Proposals”) would involve transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be established. The SEC has not previously granted orders with respect to a Liquidating Share Class or a New BDC, and it could take several years before the SEC determines whether relief is appropriate and it may ultimately deny the requests for any or all of the Proposals. If exemptive relief is not granted for any of the Proposals, the Board would need to consider other ways to permit shareholders to liquidate their investments. If you expect to need access to your investment in the near future, you should not invest in the Fund. Regardless of whether exemptive relief is granted for either the Liquidating Share Class, the New BDC or Limited Tender Offer, we will continue our operations in a manner otherwise set forth in this Annual Report on Form 10-K. See “Description of Business — The Private Offering and Liquidity Options.”

General

We are a Maryland corporation, formed on February 6, 2015, structured as an externally managed, non-diversified closed-end management investment company. We expect to operate as a “private” BDC and to conduct a private offering to investors in reliance on exemptions from the registration requirements of the Securities Act while we invest the proceeds of the Private Offering. We are an “emerging growth company” under the JOBS Act. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

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

We expect to make investments primarily through primary originations as well as secondary purchases. Our credit investments will principally take the form of first lien, stretch senior, unitranche, and second lien loans, although the actual mix of instruments pursued will vary over time depending on our views on how best to optimize risk-adjusted returns. We will also consider unsecured mezzanine debt, priority ranking structured preferred stock, and non-control equity co-investment opportunities, typically alongside a leading middle market financial sponsor and/or in partnership with a strong management group. We expect our loans will generally carry contractual maturities between four and six years. Our investments are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower then “BBB-” by Fitch Ratings or S&P), which is an indication of having predominately speculative characteristics with respect to an issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds,” or “leveraged loans.”

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

The Board of Directors

Our board of directors (the “Board”) has ultimate authority as to our investments, but we expect it will delegate authority to AB Private Credit Investors LLC (the “Adviser”) to select and monitor our investments, subject to the supervision of the Board. The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of our Class I directors will expire in 2017 and are subject to approval by the sole stockholder of the Fund and then will expire at the 2020 annual meeting of stockholders; the terms of our Class II directors will expire at the 2018 annual meeting of stockholders; and the terms of our Class III directors will expire at the 2019 annual meeting of stockholders.

About Our Investment Adviser

Our investment activities will be managed by our external investment adviser, AB Private Credit Investors LLC. We expect to benefit from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014 upon the acquisition of the former senior leadership group of Barclays Private Credit Partners LLC (“BPCP LLC”), the SEC-registered investment advisor to Barclays Private Credit Partners Fund, L.P.1 AB is one of the world’s largest investment management firms, with approximately $480 billion in assets under management as of December 31, 2016, and a global client base that includes institutions, private clients and retail investors. AB has dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

The Adviser is part of AB’s alternative private credit business which, in addition to the Fund and other private corporate credit strategies managed by the Adviser, consists of investment products and strategies involving commercial real estate debt and residential mortgage credit. AB’s private credit business is also part of AB’s larger Alternatives division, which includes hedge funds of funds, nontraditional bond strategies, and long/short equity strategies for a range of products and strategies in public mutual fund and private fund vehicles. The Adviser benefits from the resources afforded to it by AB’s robust global infrastructure, namely risk management, compliance and investor relations, as well the AB’s established public and private credit franchises. The Adviser draws on these resources throughout its operational and investment processes, as it benefits from the knowledge and oversight of its investment committee (the “Investment Committee”), which includes individuals from other areas within AB. This creates a forum through which AB’s global perspectives inform our investment efforts in private middle market corporate credit.

The majority of the professionals of the Adviser are based in Austin, Texas. As of December 31, 2016, the Adviser consisted of 30 investment professionals and managed approximately $1.5 billion in capital commitments. J. Brent Humphries, our President and Chairman of our Board, is President of the Adviser, which is responsible for all investment decisions for the Fund. Mr. Humphries joined AB in 2014 as a founding member and President of the Adviser, where he has primary responsibility for overseeing all aspects of the business, including investor relations, investment originations, structuring and underwriting, as well as ongoing portfolio management and compliance. He previously held the same position with BPCP LLC. Prior to joining Barclays, Mr. Humphries served as group head, generalist financial sponsor coverage for the Goldman Sachs Specialty Lending Group, and later led its structured private equity initiative. Before that, he served as a partner and managing director of the Texas Growth Fund, a middle-market private equity firm. Mr. Humphries previously worked in leveraged finance with NationsBank and J.P. Morgan, and as a financial analyst with Exxon. Mr. Humphries holds a B.B.A. in finance with an emphasis in accounting from the University of Oklahoma and an M.B.A. from the Harvard Business School. We believe that Mr. Humphries’ experience in middle market corporate credit will be a significant competitive advantage for the Fund.

Mr. Humphries is joined by four founding team members that have worked together as a group for six years: Jay Ramakrishnan (Managing Director), Patrick Fear (Managing Director), Shishir Agrawal (Managing Director) and Wesley Raper (Chief Operating Officer). Mr. Humphries and Ms. Ramakrishnan have prior experience working with each other since 2004 at Goldman Sachs Specialty Lending Group and served as the initial senior leadership of BPCP LLC since its inception in 2008. Shishir Agrawal and Wesley Raper joined BPCP LLC in 2008, with Patrick Fear becoming a senior team member in May 2011. The Founding Team has been supplemented over the past two years by what we believe is a talented group of senior professionals with strong sourcing relationships and underwriting expertise, including Kevin Alexander (Managing Director), Bob Bielinski (Managing Director), Evan Cohen (Managing Director), Patrick Gimlett (Director), Justin Grimm (Managing Director), Leon Han (Director), Drew Miller (Director), Hardeep Saini (Managing Director) and Daniel Weiss (Director).

[1]	None of Barclays, BPCP LLC or any of their affiliates or related persons have participated in the preparation of this information or any materials used in connection with the presentation thereof and do not accept any responsibility or liability to any person for the information contained herein or the presentation thereof (including with respect to the accuracy or inaccuracy of such information or the manner of such presentation) or the performance of any investments presented herein or of any other investment vehicle.

Investment Advisory Agreement

Pursuant to the investment advisory agreement we intend to enter into with the Adviser (the “Advisory Agreement”), which was approved by the Board on June 28, 2016, we will pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

Base Management Fee

The base management fee will be payable quarterly in arrears and calculated at an annual rate of 1.50%. The base management fee will be calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash assets, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be amortized monthly by the Fund over the fiscal quarter for which such base management fee is paid.

The base management fee for any partial month or quarter will be appropriately prorated.

Incentive Fee

The incentive fee, which provides the Adviser with a share of the income that the Adviser generates for us, will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on our net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“pre-incentive fee net investment income”) for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees we receive from portfolio companies) that we accrue during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement we intend to enter into (the “Administration Agreement”) with a third party administrator (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. generally accepted accounting principles (“GAAP”)). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Our Adviser is not under any obligation to reimburse us for any part of the income-based incentive fees it received that was based on accrued interest that we never actually received. See “Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest which could impact our investment returns” and “Risk Factors—Risks Relating to Our Business—Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser.”

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income-based incentive fee, it is possible that we may accrue such fees in a quarter where we incur a net loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will accrue the applicable income-based incentive fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. However, cash payment of the incentive fee may be deferred in this situation, subject to the restrictions detailed at the end of this section.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets, excluding investments purchased with borrowed funds, less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.5% per quarter (approximately 6% per annum).

We pay our Adviser an income-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no income-based incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.82% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.82%) as the “catch-up” provision. The “catch-up” is meant to provide our investment adviser with 17.5% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeded 1.82% in any calendar quarter; and

•	17.5% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.82% in any calendar quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the net value of net assets)

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 17.5% of our aggregate cumulative realized capital gains from the date of our election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” will not include any unrealized appreciation. It should be noted, however, that we will accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

We will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) the pre-incentive fee net investment income, (b) the realized capital gain / loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Advisory Agreement.

Example 1—Income Based Fee(1):

Assumptions

•	Hurdle rate(2) = 1.5%

•	Management fee(3) = 0.375%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.20%

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income

(investment income - (management fee + other expenses)) = 0.675%

Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no income based fee.

(1)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets. The example assumes that during the most recent four full calendar quarter period ending on or prior to the date the payment set forth in the example is to be made the sum of (a) the pre-incentive fee net investment income, (b) the realized capital gain / loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of our net assets, is at least 6.0%
(2)	Represents a quarter of the 6.0% annualized hurdle rate.
(3)	Represents a quarter of the 1.5% annualized management fee.
(4)	Excludes offering expenses.

Alternative 2

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.30%

•	Pre-incentive fee net investment income

(investment income - (management fee + other expenses)) = 1.725%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an income based incentive fee.

Income Based Fee	=	100% × “Catch-Up” + the greater of 0% AND (17.5% × (pre-incentive fee net investment income – 1.8182%)
	=	(100% × (1.7250% – 1.5000%)) + 0%
	=	100% × 0.2250%
	=	0.2250%

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.70%

•	Pre-incentive fee net investment income

(investment income - (management fee + other expenses)) = 2.125%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an income based fee.

Income Based Fee	=	100% × “Catch-Up” + the greater of 0% AND (17.5% × (pre-incentive fee net investment income - 2.1875%)
	=	(100% × (1.8182% - 1.5000%)) + (17.5% × (2.1250% - 1.8182%))
	=	0.3182% + (17.5% × 0.3068%)
	=	0.3182% + 0.0537%
	=	0.3719%

Example 2—Capital Gains Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50 million and fair value (“FV”) of Investment B determined to be $32 million

•	Year 3: FV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains incentive fee, if any, would be:

•	Year 1: None (No sales transactions)

•	Year 2: $5.25 million (17.5% multiplied by $30 million realized capital gains on sale of Investment A)

•	Year 3: None; $4.375 million (17.5% multiplied by ($30 million realized cumulative capital gains less $5 million cumulative capital depreciation)) less $5.25 million (previous Capital Gains Fee paid in Year 2)

•	Year 4: $175,000; $5.425 million (17.5% multiplied by $31 million cumulative realized capital gains) less $5.25 million (Capital Gains Fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FV of Investment B determined to be $25 million and FV of Investment C determined to be $25 million

•	Year 3: FV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None (No sales transactions)

•	Year 2: $4.375 million (17.5% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B))

•	Year 3: $1.225 million ($5.6 million (17.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $4.375 million (Capital Gains Fee paid in Year 2))

•	Year 4: None (No sales transactions)

•	Year 5: None ($4.375 million (17.5% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $5.6 million (cumulative Capital Gains Fee paid in Year 2 and Year 3)

Example 3—Deferral of Cash Payment of Incentive Fees:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”)

•	Year 2, Quarter 4: Fair value (“FV”) of Investment A determined to be $19 million

•	Net Assets for the 2 year period = $20mm(1)

Period	Hurdle Rate	Management Fee	Other Expenses	Investment Income	Pre- Incentive Fee Net Investment Income	Income- Based Fee(2)
Year 1, Quarter 1	1.5%	0.375%	0.20%	2.70%	2.125%	0.3719%
Year 1, Quarter 2	1.5%	0.375%	0.20%	2.70%	2.125%	0.3719%
Year 1, Quarter 3	1.5%	0.375%	0.20%	2.70%	2.125%	0.3719%
Year 1, Quarter 4	1.5%	0.375%	0.20%	2.70%	2.125%	0.3719%
Year 2, Quarter 1	1.5%	0.375%	0.20%	2.70%	2.125%	0.3719%
Year 2, Quarter 2	1.5%	0.375%	0.20%	2.70%	2.125%	0.3719%
Year 2, Quarter 3	1.5%	0.375%	0.20%	2.70%	2.125%	0.3719%
Year 2, Quarter 4	1.5%	0.375%	0.20%	2.70%	2.125%	0.3719%

Most recent four full fiscal quarter period ending Year 2, Quarter 4:

a)	Pre-incentive fee net investment income as a return on net assets = 2.125% * 4 = 8.5%

b)	Realized capital gain / (loss) = zero

c)	Unrealized capital appreciation / (depreciation) = ($1mm), as a return on net assets = (5%)

Sum of a), b) and c) = 3.5%, therefore the income-based incentive fee for Year 2, Quarter 4 will not be paid and will be carried over for payment in subsequent periods

(1)	Assumes all net investment income is distributed to investors
(2)	See Example 1, Alternative 3 for calculation

Payment of Our Expenses

All professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, will be provided and paid for by the Adviser and not by us. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	base management fees and incentive fees payable to the Adviser;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	all other expenses incurred by us, the Administrator or the Adviser in connection with administering our business including payments under the Administration Agreement with the Administrator and payments under the Expense Reimbursement Agreement based on our allocable portion of the Adviser’s overhead in performing its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if (i) (A) approved annually by our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) approved by a majority of our Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors — Risks Related to our Business and Structure —the Adviser and the Administrator will have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

The Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its professionals and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as our investment adviser.

Board Approval of the Advisory Agreement

Our Board determined at a meeting held on June 28, 2016 to approve the Advisory Agreement. In its consideration of the approval of the Advisory Agreement, the Board focused on current, historical and projected information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Adviser over the term of the Advisory Agreement;

•	comparative data with respect to advisory fees or similar expenses currently paid by other business development companies with similar investment objectives;

•	our historical and projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•	any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of such relationship, including through the Advisory Agreement;

•	information about the services to be performed and the personnel performing such services under the Advisory Agreement, including the capacity of the Adviser to handle the anticipated size and nature of our portfolio in the future;

•	the organizational capability and financial condition of the Adviser and its affiliates;

•	The Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and

•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure, including both the potential benefits and relative costs and expenses involved.

Deferral of Incentive Fees in Certain Instances

The terms of the Advisory Agreement provide that we will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made the sum of (a) the pre-incentive fee net investment income, (b) the realized capital gain / loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Advisory Agreement.

Administrative Services and Certain Expense Reimbursements

We expect that the Adviser, certain of the Adviser’s affiliates, and the Administrator will provide all administrative services necessary for us to operate. In addition to the Administration Agreement, we may enter into a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund.

Administration Agreement

Pursuant to an Administration Agreement we will enter into prior to the initial closing of the Fund’s private placement, we expect that the Administrator will perform, or oversee the performance of, our required administrative services except those that are provided by the Adviser or an affiliate of the Adviser, and which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, we expect that the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement will be determined based on arms-length negotiations with the Administrator and will be based upon expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Payments under the Expense Reimbursement Agreement will be based upon the compensation of our

Chief Financial Officer and Chief Compliance Officer and other staff of the Adviser providing administrative services to the Fund as well as our allocable portion of overhead expenses. In accordance with the terms of the Administration Agreement and the Expense Reimbursement Agreement, we expect that overhead and other administrative expenses will be generally allocated between us and the Adviser by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing investment advisory or administrative functions on behalf of the Adviser. The Administration Agreement and the Expense Reimbursement Agreement may be terminated by each party thereto without penalty upon 60 days’ written notice to the other party.

We expect that the Administration Agreement and Expense Reimbursement Agreement will provide that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Administrator and Adviser and their respective officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or the Adviser’s services under the Expense Reimbursement Agreement or otherwise as the Administrator.

Competition

Our primary competitors for investments include public and private credit investment funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they engage in making private loans to middle market companies, investment advisors that also manage private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

Notwithstanding these risks, we believe that the Adviser’s experience in middle market corporate lending, combined with its access to AB’s institutional infrastructure and established public and private credit franchises, provide us with market-leading competencies in the private corporate credit sector. We believe the Adviser has developed a best-in-class reputation due to the long-standing presence of its investment professionals in the middle market lending community and the significant relationships, skills and experience of its individual members, particularly as it relates to sourcing, structuring, and negotiating investment opportunities.

As it relates to strategy, we view the Adviser as being differentiated by its focus on what we believe is a less competitive segment of the market. There are a number of industry participants that finance middle market companies, but many of them focus on a particular area of the capital structure or industry sector. We believe the Adviser’s flexibility to invest across the capital structure, as well as its investing experience across industries, will optimize the relative risk / return profile for investors. Further, as opposed to traditional lenders such as banks and collateralized loan obligations that must structure loans to meet regulatory or contractual guidelines, we believe the Adviser has greater flexibility to tailor solutions for borrowers and, ideally, receive premium pricing for doing this.

The Adviser’s investment philosophy and process have a demonstrated track record of success. The Adviser is committed to the consistent application of its proven approach throughout the investment lifecycle, from deal selection to portfolio management, combining fundamental and valuation-based analytical tools and principles with proven underwriting frameworks to strive to achieve superior outcomes. We believe that the Adviser is highly selective and focuses on pursuing companies that we believe exhibit strong underlying business models and durable intrinsic value.

We believe the Adviser’s qualifications, experience, and track record of success will render us competitive in the BDC marketplace.

For additional information concerning the competitive risks we face, see “Risk Factors — Risks Related to Our Business and Structure — We may face increasing competition for investment opportunities.”

Managerial Assistance

As a BDC, we will offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. The Adviser will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by the Adviser in accordance with our Advisory Agreement.

Dividend Reinvestment Plan

We intend to adopt a dividend reinvestment plan that provides for stockholders to receive dividends or other distributions in cash unless a stockholder elects to reinvest his or her dividends and other distributions as provided below. As a result of adopting such a plan, if our Board authorizes, and we declare, a cash dividend or distribution, our stockholders who have opted in to our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash.

No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions received in cash. A registered stockholder could instead elect to have a dividend or distribution reinvested in shares of our common stock by notifying the Adviser in writing. Those stockholders whose Shares are held by a broker or other financial intermediary could reinvest dividends and distributions in shares of common stock by notifying their broker or other financial intermediary of their election.

An Investor may elect to change its election by providing written notice to the Adviser no later than September 30th in any given fiscal year, to go into effect for the following fiscal year. Notwithstanding the foregoing, the Adviser may, in its sole and absolute discretion, accept such written notices on a later date. Such election may only be revoked prior to September 30th on such year unless otherwise determined by the Adviser. For example, an Investor who provides timely notice in a fiscal year to change its election to elect to receive cash distributions for the upcoming fiscal year will not receive distributions for income generated during the fourth quarter, as the amount of such distributions will be reflected in its net asset value until the date of the change in election.

Stockholders who receive dividends and distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their dividends and distributions in cash. However, since an electing stockholder’s cash dividends and distributions will be reinvested in our common stock, such stockholder will not receive cash with which to pay applicable taxes on reinvested dividends and distributions. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from us will generally be equal to the cash that would have been received if the stockholder had received the dividend or distribution in cash, unless we were to issue new shares that are trading at or above net asset value, in which case, the stockholder’s basis in the new shares will generally be equal to their fair market value. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

The plan will be terminable by the Fund upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any distribution by the Fund.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of the Administrator, the Adviser or its affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement

Agreement. Each of our executive officers described under “Directors, Executive Officers and Corporate Governance” is an employee of the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. This investment team will focus on origination and transaction development and the ongoing monitoring of our investments. In addition, we may reimburse the Adviser for any allocable portion of the compensation paid by the Adviser (or its affiliates) to the Fund’s Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Fund) and any internal audit staff, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. See “Description of Business—General—Investment Advisory Agreement; Administration Agreement.”

Our day-to-day investment and administrative operations will be managed by the Adviser and its affiliates and the Administrator. The Adviser’s Investment Committee is supported by a team of additional experienced investment professionals. The Adviser and the Administrator may hire additional investment and administrative professionals in the future to provide services to us, based upon our needs. See “ — Investment Advisory Agreement” and “ — Administration Agreement.”

The Private Offering and Liquidity Options

The Private Offering

We expect to enter into separate subscription agreements with investors providing for the private placement of Shares pursuant to the Private Offering. Each investor will make a Capital Commitment to purchase Shares pursuant to a subscription agreement. Investors will be required to make capital contributions to purchase Shares each time we deliver a capital call notice, which will be issued based on our anticipated investment activities and capital needs and delivered at least 10 business days prior to the required funding date, in an aggregate amount not to exceed each investor’s respective Remaining Commitment. All purchases of our common stock will generally be made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s Remaining Commitment, at a per-share price equal to the net asset value per share of our common stock subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act.

The Fund expects to accept additional Capital Commitments through Subsequent Closings from new investors as well as existing investors that wish to increase their commitment and investment in the Fund. These Subsequent Closings are expected to occur on a calendar-quarter end based on investor interest as well as the state of the market and our capacity to invest the additional capital in a reasonable period. Each Capital Commitment will be for the life of the Fund or for a shorter period based on the investor’s liquidation election, subject to the Fund’s receipt of exemptive relief related to the Liquidating Share Class and the New BDC, as described below.

Liquidity Options

We may seek exemptive relief to offer liquidity to our investors as follows:

Spinoff BDC. We intend to apply for exemptive relief from the SEC which, if granted, would provide a liquidity option to allow investors to exchange their Shares for shares of common stock in a newly formed entity (the “New BDC”) that will elect to be treated as a BDC under the 1940 Act, and that will effectuate an orderly wind down after the third anniversary of the initial closing of the Fund’s private placement, and every three years thereafter.2 Investors will also be able to retain their existing Shares and investments in the Fund and to receive distributions in the ordinary course. In order to effectuate this option, the Fund expects it would need to, among other things, transfer to the New BDC, in exchange for newly issued shares of the New BDC, a pro rata portion of its assets and liabilities corresponding to the aggregate net asset value of the Shares of the investors that have elected

[2]

The Fund may delay its initial offer of shares of the New BDC by one year until after the fourth anniversary of the initial closing of the Fund’s private placement (i) to provide the Fund with additional time to seek the exemptive relief required to effectuate the New BDC Spinoff or (ii) for another reason as determined appropriate by the Adviser.

to invest in the New BDC (the “Transfer Assets”), and thereafter exchange the New BDC shares received for the Shares of the electing investors. Such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “New BDC Spin-Off”. Upon execution of the New BDC Spin-Off, investors owning shares of the New BDC will be released from any further obligation to purchase additional Fund Shares but their Remaining Commitment, if any, may be called in exchange for additional shares of the New BDC. Such Remaining Commitments will not be called to fund new investments in the New BDC and investors owning shares of the New BDC will not be required to fund their respective Remaining Commitments with respect to such shares of the New BDC except to the extent necessary to cover any required post commitment period obligations.

Because the Adviser would be managing both the Fund and the New BDC, and the 1940 Act prohibits entities under common control from engaging in certain transactions, the Fund will be required to rely on obtaining exemptive relief from the SEC to permit the transfer of assets from the Fund to the New BDC, as well as with respect to other aspects relating to the New BDC Spin-Off. There can be no assurance that the Fund will be able to obtain such exemptive relief from the SEC. Assuming the Fund is able to obtain exemptive relief, the Board will then make the determination as to if and when it is appropriate to effectuate the New BDC Spin-Off. Upon the execution of each New BDC Spinoff, the Fund would effectively be divided into two separate BDCs. The Fund will continue to operate as an externally managed BDC and to conduct private offerings to raise capital and, in connection therewith, accept other subscription agreements from current and new investors wishing to invest in the Fund. Each New BDC will operate as an externally managed BDC by the Adviser and will effectuate an orderly wind down consistent with its investment objective.

Liquidating Share Class. The Fund may also apply for exemptive relief from the SEC which, if granted, would allow the Fund to offer its stockholders the option to exchange their Shares, in whole or in part, for shares of a liquidating class of common stock (each share, a “Liquidation Share” and the class, the “Liquidating Share Class”). This offer would be made after the third anniversary of the initial closing of the Fund’s private placement, and every year thereafter.3 This offer will be made with respect to each stockholder beginning on the end of each calendar year that falls on or after the third anniversary of the date of the acceptance of the Investor’s commitment, and each subsequent calendar year end thereafter (an Investor holding matured Shares per this timeline being deemed an “Eligible Stockholder”). The Liquidation Shares will therefore have a series for each year that this is offered (e.g., 2020 Series, 2021 Series, etc.). If exemptive relief for the Liquidating Share Class is granted by the SEC, the Fund intends to continue operations in perpetuity (or until the Adviser determines an alternative liquidity option is in the best interest of the stockholders). Eligible Stockholders will have the right to obtain one Liquidation Share for each Share owned as of the last day of each calendar year (each, a “Liquidating Share Exchange Date”) by providing at least 90 days’ prior written notice to the Fund. Eligible Stockholders may also have the right as part of the process for electing (or declining) to exchange Shares for Liquidation Shares (each exchange, a Liquidating Share Exchange,”) to call, in whole or in part, any Remaining Commitments pursuant to their subscription agreement, and may do so after the Liquidating Share Exchange. Such Remaning Commitments will not be called to fund new investments in the Fund and Investors owning shares of the Liquidating Share Class will not be required to fund their respective Remaining Commitments with respect to such Liquidation Shares except to the extent necessary to cover any required post commitment period obligations.

For avoidance of doubt, no stockholder will have the right to commence the process of obtaining Liquidation Shares with respect to such stockholder’s Shares if such stockholder is not an Eligible Stockholder.

On each Liquidating Share Exchange Date, the Fund will allocate a pro rata portion of the Fund’s assets and liabilities corresponding to the aggregate net asset value of the Shares held by the Eligible Stockholders electing to exchange such Shares for Liquidation Shares on such date (each such Eligible Stockholder, after such Liquidating Share Exchange Date, with respect to the amount of Shares exchanged for Liquidation Shares, a “Liquidating

[3]

The Fund may delay its initial offer of the Liquidating Share Class by one year until after the fourth anniversary of the initial closing of the Fund’s private placement (i) to provide the Fund with additional time to seek the exemptive relief required to effectuate the New BDC Spinoff or (ii) for another reason as determined appropriate by the Adviser.

Investor”). The Fund will make distributions (“Liquidation Distributions”) to Liquidating Investors, to the extent distribution proceeds are available, on each Liquidation Payment Date, after the deduction of any allocated expenses (including the base management fee and the incentive fee). Each “Liquidation Payment Date” will be on or prior to the 90th day following the end of each fiscal quarter of the Fund.

There can be no assurance that the Fund will be able to obtain such exemptive relief from the SEC. Assuming the Fund is able to obtain exemptive relief, the Board will then make the determination as to if and when it is appropriate for it to effectuate any such Liquidating Share Exchange.

Limited Tender Offers. If, in the judgment of the Fund Board in exercising its fiduciary duty, and subject to the receipt of Exemptive Relief from the SEC, the completion of any New BDC Spinoff or Liquidation Distributions would not make economic sense and/or would not be in the best interest of the Fund stockholders taken as a whole, then the Fund may instead conduct a limited tender offer (with respect to each such New BDC Spinoff or Liquidating Share Class, a “Limited Tender Offer”) to those Fund stockholders who had opted to exchange their Fund Shares for shares of the New BDC or who had elected to opt into the Liquidating Share Class. Pursuant to each Tender Offer, the Fund would repurchase that number of Fund Shares from the Fund stockholders who had opted to exchange their Fund Shares for shares of the New BDC or who had elected to opt into the Liquidating Share Class that corresponds to the amount of cash, cash equivalents and assets that can easily be liquidated to generate cash that the Fund determines in its discretion to be available and as disclosed in communications with respect to the Limited Tender Offer. Each per share Limited Tender Offer price would be based on the then current net asset value per share of the Fund. The Fund may also conduct any such Limited Tender Offer in conjunction with any such New BDC Spinoff or Liquidating Share Exchange. There can be no assurance that the Fund will be able to obtain such exemptive relief from the SEC. Assuming the Fund is able to obtain exemptive relief, the Board will then make the determination as to if and when it is appropriate for it to effectuate any such Limited Tender Offer.

Regardless of whether exemptive relief is granted for either the Liquidating Share Class, the New BDC or the Limited Tender Offer, we will continue our operations in a manner otherwise set forth in this Annual Report on Form 10-K.

The proposals to establish a Liquidating Share Class or a New BDC or to provide a Limited Tender Offer (collectively, the “Proposals”) would involve transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be established. The SEC has not previously granted orders with respect to a Liquidating Share Class or a New BDC, and it could take several years before the SEC determines whether relief is appropriate and it may ultimately deny the requests for any or all of the Proposals. If exemptive relief is not granted for any of the Proposals, the Board would need to consider other ways to permit shareholders to liquidate their investments. If you expect to need access to your investment in the near future, you should not invest in the Fund.

Other Liquidity Options

We also may offer liquidity to our investors as follows:

IPO or Wind Up. Regardless of whether exemptive relief is granted for either the Liquidating Share Class, the New BDC Spin-Off, or the Tender Offer, the Fund will continue its operations in a manner otherwise set forth in this Annual Report on Form 10-K, including potentially pursuing a Qualified IPO before the third anniversary of the Initial Closing, subject to the Adviser’s option to extend this by up to one (1) year beyond the third anniversary of the Initial Closing Date (a “Qualified IPO” is an IPO of the Fund’s Shares that results in an unaffiliated public float of at least 15% of the aggregate amount of capital committed to the Fund by investors received prior to the date of such IPO). In the event exemptive relief is not granted for the Liquidating Share Class, the New BDC Spin-Off, or the Limited Tender Offer, and a Qualified IPO has not been completed before the third anniversary of the Initial Closing, subject to the Adviser’s option to extend this by up to one (1) year beyond the third anniversary of the initial closing date, the Fund may wind up in accordance with this Annual Report on Form 10-K. Upon a Qualified IPO or commencement of a wind-up, investors will be released from any further commitment to purchase additional Shares subject to certain exceptions contained in their subscription agreements.

General Tender Offer. Subject to the discretion of the Board, the Fund may commence a general tender offer pursuant to which it intends to conduct tender offers, at the Board’s discretion, in accordance with the requirements of Rule 13e-4 under the 1934 Act and the 1940 Act, to allow each Investor to tender their Shares at a price equal to the current net offering price per share in effect on each date of repurchase. The general tender offer will include numerous restrictions that limit an Investor’s ability to sell its shares. If the Fund obtains exemptive relief with respect to the New BDC Spinoff or Liquidating Share Class, the general tender offer may also be conducted in conjunction with either of a New BDC Spinoff or Liquidating Share Class.

The Fund expects that general tender offers made in each quarter will be limited to a percentage, to be determined by the Board, of the weighted average number of shares of the Fund’s common stock outstanding in the prior 12-month period. At the discretion of the Board, the Fund may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase Shares pursuant to a general tender offer. Each Investor may tender all of the Shares that it owns. To the extent that the number of Shares tendered to the Fund pursuant to a general tender offer exceeds the number of Shares that the Fund is able to purchase, the Fund will repurchase Shares on a pro rata basis. There is no tender priority for an Investor under the circumstances of death or disability of any stockholder. Further, the Fund will have no obligation to repurchase Shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. The general tender offer has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market. Any periodic repurchase offers will be subject in part to the Fund’s available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Investors will not pay a fee to the Fund in connection with any repurchase of shares under the share repurchase program.

Other than in connection with an election to exchange Shares for Shares of the New BDC in connection with the New BDC Spin-Off, to enter into a Liquidating Share Class, pursuant to a Limited Tender Offer, or participation in a general tender offer, no Investor who participated in the Private Offering will be permitted to sell, assign, transfer or otherwise dispose of its Shares or Capital Commitment unless the Fund provides its prior consent and the transfer is otherwise made in accordance with applicable law.

While the Fund expects each subscription agreement to reflect the terms and conditions summarized in the preceding paragraphs, the Fund reserves the right to enter into subscription agreements that contain different terms and conditions or which contain terms and conditions not found in subscription agreements entered into with other investors, subject to applicable law.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “Treasury regulations,” each as in effect as of the date of this Annual Report on Form 10-K.

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our stockholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular stockholders in light of their individual investment circumstances or to some types of stockholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, non-U.S. stockholders (as defined below) engaged in a trade or business in the United States, persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual non-U.S. stockholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that our stockholders hold their shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the IRS regarding any matter discussed herein.

A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the United States;

•	a corporation created or organized in or under the laws of the United States, any state therein or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•	a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

A “non-U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes not a U.S. stockholder.

If a partnership or other entity classified as a partnership, for U.S. federal income tax purposes, holds our shares, the U.S. tax treatment of the partnership and each partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partnership considering an investment in our common stock should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of shares by the partnership.

Taxation of the Fund

As soon as is reasonably practicable, we intend to elect to be treated and to qualify each year as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.

To qualify as a RIC, we must, among other things:

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and

•	diversify our holdings so that, at the end of each quarter of each taxable year:

•	at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and

•	not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

As a RIC, we generally will not be subject to U.S. federal income tax on net income and net-realized capital gains that we distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (i.e., our taxable ordinary income, which includes, among other items, dividends~~,~~ and interest, plus the excess (if any) of our net realized short-term capital gains over net realized long-term capital losses, reduced by deductible expenses) determined without regard to the deduction for dividends paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to timely distribute all or substantially all of our investment company taxable income in order to satisfy the Annual Distribution Requirement. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year and will be subject to U.S. federal income tax at regular corporate rates on all of our net income and net realized capital gains regardless of any distributions made to stockholders. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains (i.e., our net realized long-term capital gains in excess of net realized short-term capital losses) for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal corporate income tax.

If we qualify as a RIC and meet the Annual Distribution Requirement, we will be subject to a nondeductible 4% U.S. federal excise tax on undistributed income, unless we timely distribute (or are deemed to have timely distributed) each calendar year an amount equal to the sum of:

•	at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•	at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

•	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

While we intend to make sufficient distributions to satisfy the Annual Distribution Requirement as discussed above, we may choose to defer certain distributions of net income or net realized capital gains. If we do so, we will be subject to this 4% U.S. federal excise tax only on the amount by which we do not meet the foregoing distribution requirement.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. See “ — Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous. For example, we may have to sell assets at times when their fair market value is lower than cost due to temporary market conditions. In the absence of a need to sell assets to generate cash to satisfy our distributions requirements, we may believe that it would be better from an investment standpoint to retain such assets until they matured or market conditions improved.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

We intend to elect to be treated as a RIC as soon as practicable. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income at regular corporate rates. In addition, we would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains when recognized over the next five years. Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

If we have previously qualified as RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates for any year in which we fail to qualify as a RIC. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

The remainder of this discussion assumes that we qualify as a RIC for each taxable year.

Fund Investments

Certain of our investment practices including investments in debt instruments, warrants and foreign investments, are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. We monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification of us as a RIC but there can be no assurance that we will be successful in this regard.

Debt Instruments. In certain circumstances, we may be required to recognize taxable income prior to when we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.

Warrants. Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant and on the nature of the disposition transaction.

Foreign Investments. Although investing in foreign investments will not be our primary investment objective, we are authorized to make foreign investments. In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our stockholders their share of the foreign taxes paid by us.

If we invest in the stock of a foreign corporation that is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC,” we would be subject to a penalty tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. A PFIC is any foreign corporation if (1) 75 percent or more of the gross income of such corporation for the taxable year is passive income, or (2) at least 50 percent of the average percentage of assets held by such corporation during the taxable year produce passive income or are held for the production of passive income. Under certain circumstances, we may be eligible to make a special election to ameliorate the effects of the penalty tax by electing to treat the PFIC as a qualifying electing fund, or “QEF,” or by electing to mark to market the PFIC stock. If we make a QEF election, we would not be subject to the penalty tax, but we would currently be subject to tax at ordinary rates on any increases in the earnings and profits of the PFIC even if the PFIC makes no distributions. If we make the mark-to-market election, we would recognize ordinary income or loss each year on a mark-to-market basis based on changes in the value of the PFIC stock. If we do invest in a PFIC, no assurances can be given that we will be eligible to or will make a QEF election or a mark-to-market election with respect to such PFIC.

Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations if the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our stockholders as ordinary income.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or long-term capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and eligible for a maximum U.S. federal tax rate of 20%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum U.S. federal tax rate.

Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short- term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently at a maximum U.S. federal tax rate of 20%) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in the form of additional shares of our common stock purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the shares received equal to such amount. Stockholders receiving dividends in newly issued shares of our common stock will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.

Although we currently intend to timely distribute any net long-term capital gains in order to eliminate our liability for U.S. federal corporate income tax on such gains, we may in the future decide to retain some or all of our net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

We or the applicable withholding agent will provide you with a notice reporting the amount of any ordinary income dividends (including the amount of such dividend, if any, eligible to be treated as qualified dividend income) and capital gain dividends by January 31. For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if we pay you a dividend in January that was declared in the previous October, November or December to stockholders of record on a specified date in one of these months, then the dividend will be treated for tax purposes as being paid by us and received by you on December 31 of the year in which the dividend was declared. If a stockholder purchases shares of our stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the stockholder will be subject to tax on the distribution even though it represents a return of its investment.

Alternative Minimum Tax. As a RIC, we are subject to alternative minimum tax, also referred to as “AMT,” but any items that are treated differently for AMT purposes must be apportioned between us and our U.S. stockholders and this may affect the U.S. stockholders’ AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued, such items will generally be apportioned in the same proportion that dividends paid to each U.S. stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless a different method for particular item is warranted under the circumstances.

Dividend Reinvestment Plan. Under the dividend reinvestment plan that we intend to adopt, if a U.S. stockholder owns shares of common stock registered in its own name, the U.S. stockholder will have all cash distributions automatically reinvested in additional shares of common stock if the U.S. stockholder opts in to our dividend reinvestment plan by delivering a written notice to the Adviser or our dividend paying agent, as applicable, in accordance with the terms of the dividend reinvestment plan. See “Business – Dividend Reinvestment Plan.” Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. The U.S. stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

Dispositions. A U.S. stockholder generally will recognize gain or loss on the sale, exchange or other taxable disposition of shares of our common stock in an amount equal to the difference between the U.S. stockholder’s adjusted basis in the shares disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. stockholder on the disposition of shares of our common stock will result in capital gain or loss to a U.S. stockholder, and will be a long-term capital gain or loss if the shares have been held for more than one year at the time of sale. Any loss recognized by a U.S. stockholder upon the disposition of shares of our common stock held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. stockholder. A loss recognized by a U.S. stockholder on a disposition of shares of our common stock will be disallowed as a deduction if the U.S. stockholder acquires additional shares of our common stock (whether through the automatic reinvestment of dividends or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the shares are disposed. In this case, the basis of the shares acquired will be adjusted to reflect the disallowed loss.

Tax Shelter Reporting Regulations. Under applicable Treasury regulations, if a U.S. stockholder recognizes a loss with respect to shares of $2 million or more for a non-corporate U.S. stockholder or $10 million or more for a corporate U.S. stockholder in any single taxable year (or a greater loss over a combination of years), the U.S. stockholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. stockholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.

Backup Withholding. We are required in certain circumstances to backup withhold on taxable dividends or distributions paid to non-corporate U.S. stockholders who do not furnish us or the dividend-paying agent with their correct taxpayer identification number (in the case of individuals, their social security number) and certain certifications, or who are otherwise subject to backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Limitation on Deduction for Certain Expenses. For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering; we may qualify as a publicly offered RIC for future taxable years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

U.S. Taxation of Tax-Exempt U.S. Stockholders. A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. stockholder of the activities we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. stockholder generally should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of shares of common stock and receipt of dividends with respect to such shares. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply, however, if we were to invest in certain real estate investment trusts or other taxable mortgage pools, which we do not currently plan to do, that could result in a tax-exempt U.S. stockholder recognizing income that would be treated as UBTI.

Taxation of Non-U.S. Stockholders

The following discussion only applies to non-U.S. stockholders that are not engaged in a U.S. trade or business. Non-U.S. stockholders engaged in a U.S. trade or business should consult their own tax advisers to determine the tax consequences to such non-U.S. shareholder of acquiring, holding, and disposing of Shares. Whether an investment in Shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. The tax consequences to non-U.S. stockholders entitled to claim the benefits of an applicable tax treaty or that are individuals that are present in the U.S. for 183 days or more during a taxable year may be different from those described herein. Non-U.S. stockholders should consult their own tax advisers before investing in shares of our common stock.

Actual and Deemed Distributions; Dispositions. Distributions to non-U.S. stockholders are not generally subject to U.S. income tax. Such distributions are subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless one of the exceptions discussed below are applicable. In this respect, no withholding is required with respect to a distribution if (i) the distributions are properly reported to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends (i.e., net interest income or net short-term capital gains) and (iii) certain other requirements are satisfied. In addition, no withholding is required with respect to distributions of our net capital gains properly reported as capital gain dividends. We anticipate that a significant portion of our distributions will be eligible for one of these exceptions from withholding. No certainty can be provided, however, that all of our distributions will be eligible for such exceptions and we cannot provide any certainty as to what percentage of our distributions (if any) that would not be eligible for such exceptions.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a non-U.S. stockholder will be entitled to a federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a federal income tax return even if the non-U.S. stockholder is not otherwise required to obtain a U.S. taxpayer identification number or file a federal income tax return.

Gain from the Sale or Redemption of Shares. Gains realized by a non-U.S. stockholder upon the sale of Shares generally will not be subject to U.S. federal income or withholding tax.

Dividend Reinvestment Plan. Under the dividend reinvestment plan that we intend to adopt, if a non-U.S. stockholder owns shares of common stock registered in its own name, the non-U.S. stockholder will have all cash distributions automatically reinvested in additional shares of common stock if it opts in to our dividend reinvestment plan by delivering a written notice to the Adviser or our dividend paying agent, as applicable, in accordance with the terms of the dividend reinvestment plan. If the distribution is a distribution of our investment company taxable income, and is not reported by us as a short-term capital gains dividend or interest-related dividend, the amount distributed (to the extent of our current or accumulated earnings and profits) will be subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) as discussed above and only the net after-tax amount will be reinvested in common shares. The non-U.S. stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount reinvested. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the non-U.S. stockholder’s account.

Backup Withholding. A non-U.S. stockholder who is a nonresident alien individual, and who is otherwise subject to withholding of federal income tax, will be subject to information reporting, but may not be subject to backup withholding of federal income tax on taxable dividends or distributions if the non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN, IRS Form W-8BEN-E (or an acceptable substitute form). Backup withholding is not an additional tax. Any amounts withheld from payments made to a non-U.S. stockholder may be refunded or credited against such stockholder’s U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Foreign Account Tax Compliance

The Foreign Account Tax Compliance Act, or FATCA, generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions that fail to enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners). The types of income subject to the tax include U.S. source interest and dividends and, after December 31, 2018, the gross proceeds from the sale of any property that could produce U.S. source interest or dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not financial institutions unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a non-U.S. stockholder and the status of the intermediaries through which they hold their shares, non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a non-U.S. stockholder might be eligible for refunds or credits of such taxes. U.S. stockholders that hold their shares through foreign intermediaries could also be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares.

Each prospective investor is urged to consult its tax adviser regarding the applicability of FATCA and any other reporting requirements with respect to the prospective investor’s own situation, including investments through an intermediary.

Tax Consequences of Possible Spin-Off or Liquidating Share Class

In the event exemptive relief for the Spin-off or Liquidating Share Class is granted by the SEC, we will determine the tax consequences of such transaction to our Liquidating Investors and the Fund at that time and such tax consequences will be disclosed in a subsequent disclosure.

In the event we offer our stockholders the option to elect to either (i) retain their ownership of our Shares or (ii) exchange their Shares for shares of common stock in the New BDC, we will determine the tax consequences of such transaction to our stockholders and the Fund at that time and such tax consequences will be disclosed in a subsequent disclosure describing such options. The tax consequences of any such transaction will depend on, among other things, the manner in which the transaction is effectuated, our status as a RIC, and the tax laws in effect at that time of transaction.

Based on current law, we do not expect that an exchange of Shares for shares of common stock in the New BDC will be eligible to be treated as a tax-free spin-off transaction. We do expect, however, that stockholders that elect to retain their ownership of our Shares will not recognize any gain or loss as result of any potential spin-off transaction.

We do not expect the exchange of Shares, in whole or in part, for Liquidation Shares to be a taxable exchange.

For further discussion of the exemptive relief for which we intend to apply, including the possibility of not receiving such relief, see “Business - Description of Business — The Private Offering and Liquidity Options.”

Regulation as a Business Development Company

General

A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by private or public stockholders and from other sources to make long-term, private investments in businesses.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company of a fund which the Adviser manages or in which our affiliates currently is investing, or to make any co-investments with the Adviser or such of its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Related to Our Business and Structure.”

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s gross assets. The principal categories of qualifying assets relevant to our business are the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iv)	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of warrants or rights relating to such securities.

(5)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories 1, 2 or 3. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in Qualifying Assets category 1.c.iv.) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. While it is unlikely, we may also invest in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

Code of Ethics

We and the Adviser each have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Mark Manley currently serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We will generally not own publicly traded equity securities and will primarily invest in securities that do not have voting rights. To the extent that we invest in securities that do have voting rights, we have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of the Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refers to the Adviser.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote client securities in a timely manner, free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We will vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy-voting decisions will be made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision-making process disclose to our management any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: AllianceBernstein L.P., Proxy Voting & Investment Governance Team, 1345 Avenue of the Americas, New York, NY 10105.

Privacy Principles

Protecting the privacy and confidentiality of investors’ personal information is a priority. The following sets forth details of our approach to ensuring the confidentiality of investors’ information.

•	We will never sell investor lists or information about investors to anyone.

•	In the normal course of business we collect information about investors from the following sources: (1) account documentation, including applications or other forms (which may include information such as the investor’s name, address, social security number, assets, and income) and (2) information about investors’ transactions with us (such as account balances and account activity).

•	We have strict policies and procedures to safeguard personal information about investors (or former clients) which include (1) restricting access and (2) maintaining physical, electronic, and procedural safeguards that comply with federal standards for protecting such information.

•	To be able to serve investors and to provide financial products efficiently and accurately, it is sometimes necessary to share information with companies that perform administrative services for us or on our behalf. These companies are required to use this information only for the services for which we hired them, and are not permitted to use or share this information for any other purpose.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains such information.

Item 1A.	Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We have no operating history as a BDC.

The Fund was formed in February 2015 and has no operating history as a BDC. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, the Adviser may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of the members of the Adviser’s Investment Committee in prior investment funds. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

The Adviser has no prior experience managing a BDC or a RIC.

Although AB has experience managing RICs, the Adviser has no experience managing a BDC or a RIC. Therefore, the Adviser may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in shares of our common stock may entail more risk than shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. The Adviser’s lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Our investment portfolio will be recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we will be required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we will invest. As a result, we will value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and our audit committee and with the oversight, review and approval of our Board.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

We have not identified any specific investments that we will make with the proceeds from the Private Offering, and you will not have the opportunity to evaluate our investments prior to subscribing to purchase our common stock. As a result, our offering may be considered a “blind pool” offering.

Neither we nor the Adviser has presently identified, made investments in or contracted to make any investments for the Fund. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. You must rely on the Adviser and our Board to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because investors are not able to evaluate our investments in advance of purchasing our common stock, the Private Offering may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objective related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our financial condition and results of operations will depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective will depend on our ability to effectively manage and deploy capital, which will depend, in turn, on the Adviser’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis will largely be a function of the Adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, the Adviser’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

We may face increasing competition for investment opportunities.

We will compete for investments with providers of capital with similar investment strategies including other BDCs, private equity funds, finance companies, and banks. Many of our competitors will be substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we will be able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors will have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.

Our business model depends to a significant extent upon strong referral relationships. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the Adviser to maintain its relationships with companies, private equity sponsors, co-investors, intermediaries and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

We will be dependent upon the Adviser’s key personnel for our future success.

We will depend on the diligence, skill and investment acumen of J. Brent Humphries, our President and the Chairman of our Board, along with the other investment professionals at the Adviser. Mr. Humphries also serves as the President of the Adviser, and is Chairman of its Investment Committee. Mr. Humphries, together with the other members of the Adviser’s senior management, will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Mr. Humphries and the other members of the Adviser’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Humphries or any of the other members of the Adviser’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Adviser will continue indefinitely as the Adviser. The members of the Adviser’s senior management are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Mr. Humphries will dedicate his time to the activities of the Fund as deemed necessary or appropriate but is, and may be, engaged in other business activities which could divert his time and attention.

In addition, while Mr. Humphries has managed funds with strategies similar to ours, he has not managed a BDC and, as a result, there can be no assurance Mr. Humphries’ experience will be indicative of future results that will be achieved by us.

Our success will depend on the ability of the Adviser to attract and retain qualified personnel in a competitive environment.

Our growth will require that the Adviser retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it will compete for experienced personnel will have greater resources than it will have.

There are significant potential conflicts of interest which could impact our investment returns.

The Fund will be subject to a number of actual and potential conflicts of interest involving the Adviser and its affiliates, any of which could have a material adverse effect on the Fund and the stockholders’ investments therein.

Prospective stockholders should understand that (i) the relationships among the Fund, the Adviser and its affiliates are complex and dynamic and (ii) as the Adviser’s and the Fund’s businesses change over time, the Adviser and their affiliates may be subject, and the Fund may be exposed, to new or additional conflicts of interest. There can be no assurance that this document addresses or anticipates every possible current or future conflict of interest that may arise or that is or may be detrimental to the Fund or the stockholders. Prospective stockholders should consult with their own advisers regarding the possible implications on their investment in the Fund of the conflicts of interest described in this document.

The Adviser will undertake to manage the Fund diligently in pursuit of its investment objectives. While conflicts of interest are inherent to the relationships among the Adviser and its affiliates, merely because an actual or potential conflict of interest exists does not mean that it will be acted upon to the detriment of the Fund. When a conflict of interest arises, the Adviser will endeavor to ensure that the conflict is resolved fairly.

The Adviser and its affiliates will devote as much of their time to the activities of the Fund as the Adviser and its affiliates deem necessary and appropriate. The terms of the Advisory Agreement generally do not restrict any of those persons from forming additional investment funds, from entering into other investment advisory relationships, or from engaging in other business activities, even though such activities may be in competition with the Fund and/or may involve substantial time and resources of the Adviser and its affiliates. For instance, the Adviser has formed and in the future may form additional investment funds, including BDCs, or managed accounts that invest in financial instruments that are similar to the instruments in which the Fund will invest.

Mr. Humphries, our President and Chairman of our Board currently serves as the President of the Adviser, which is responsible for all investment decisions for the Fund. In addition, our executive officers and directors, including our Chief Financial Officer and Chief Compliance Officer, as well as the current and future members of the Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders.

In the course of our investing activities, we will pay management and incentive fees to the Adviser and reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Adviser will have interests that differ from those of our stockholders, giving rise to a conflict.

We intend to enter into a royalty-free license agreement with AB Private Credit Investors LLC pursuant to which AB Private Credit Investors LLC has granted us a non-exclusive royalty-free license to use the name “AB Private Credit Investors Corporation.” Under the license agreement, we have the right to use the “AB Private Credit Investors Corporation” name for so long as the Adviser or one of its affiliates remains our investment adviser.

In addition, we will pay the Administrator expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees and expenses associated with performing compliance functions. These arrangements will create conflicts of interest that our Board must monitor.

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

We also generally will be unable to co-invest in any issuer in which the Adviser and its affiliates or a fund managed by the Adviser or its affiliates is investing. The decision by the Adviser to allocate an opportunity to another entity could cause us to forgo an investment opportunity that we otherwise would have made. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

On October 11, 2016, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by the Adviser (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

The compensation we will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The compensation we will pay to the Adviser was not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had the respective agreements been entered into through arm’s-length transactions with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under the Advisory Agreement because of our desire to maintain our ongoing relationship with the Adviser and its respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.

Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser.

Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser. The base management fee is calculated as a percentage of the value of our gross assets at a specific time, which would include any borrowings for investment purposes, and may give the Adviser an incentive to use leverage to make additional investments. In addition, the base management fee is payable regardless of whether the value of our gross assets or your investment have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock, including investors in our common stock. Given the subjective nature of the investment decisions that the Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

The incentive fee is calculated as a percentage of pre-incentive fee net investment income. Since pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, it is possible that we may pay an incentive fee in a quarter in which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that quarter and, as a result, that an incentive fee is paid for that quarter. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the base management fee.

Also, one component of the incentive fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe the Adviser an incentive fee during one year as a result of realized capital gains on certain investments, and then incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years. Incentive fees earned in prior years cannot be clawed back even if we later incur losses.

Our incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so.

The incentive fee payable by us to the Adviser may create an incentive for the Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Adviser will be calculated based on a percentage of our return on invested capital. This may encourage the Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. As a result, in certain situations the Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

A general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Given the structure of our Advisory Agreement with the Adviser, any general increase in interest rates will likely have the effect of making it easier for the Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Advisory Agreement without any additional increase in relative performance on the part of the Adviser. In addition, in view of the catch-up provision applicable to income incentive fees under the Advisory Agreement, the Adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in the Adviser’s income incentive fee resulting from such a general increase in interest rates.

The Adviser and the Administrator will have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser will have the right, under the Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. Similarly, we anticipate that the Administrator will have the right under the Administration Agreement to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If the Adviser or the Administrator were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser, the Administrator and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations and cash flows.

The Adviser’s liability is limited under the Advisory Agreement and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow the Adviser’s advice or recommendations. Under the Advisory Agreement, the Adviser and its professionals and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we have agreed to indemnify the Adviser and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement.

The Adviser may not be able to achieve the same or similar returns as those achieved by Mr. Humphries and the other members of the Adviser’s core investment team while they were employed at prior positions.

Although in the past Mr. Humphries and the other members of the Adviser’s core investment team have held senior positions at a number of investment firms, their achievements are not necessarily indicative of future results that will be achieved by the Adviser. We cannot assure you that we will be able to achieve the results realized by prior vehicles managed by Mr. Humphries and the other members of the Adviser’s core investment team.

Investors may default on Capital Calls.

Capital Calls (as defined in the subscription agreement) will be issued by the Fund from time to time at the discretion of the Adviser based upon the Adviser’s assessment of the needs and opportunities of the Fund. To satisfy such Capital Calls, investors may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. If an investor fails to pay when due installments of its Capital Commitment to the Fund, and the Capital Commitments made by non-defaulting investors and borrowings by the Fund are inadequate to cover the defaulted capital commitment, the Fund may be unable to pay its obligations when due. As a result, the Fund may be subjected to significant penalties that could materially adversely affect the returns of the investor (including non-defaulting investors). Moreover, the subscription agreement provides for significant adverse consequences in the event an investor defaults on its Capital Commitment or other payment obligations.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we will be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We will not generally be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage.

As a BDC, we will generally be required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC.

We may experience fluctuations in our quarterly and annual results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the Maryland General Corporation Law (the “MGCL”) and our charter, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in our common stock.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board will have the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC.

Although we intend to elect to be treated as a RIC as soon as practicable, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty satisfying the diversification requirement during our ramp-up phase until we have a portfolio of investments. We may also have difficulty satisfying the diversification requirements if we determine to wind up and liquidate our assets. We may be prevented from making follow-on investments in our portfolio companies in order to satisfy the diversification requirements.

The annual distribution requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC. If we fail to qualify as a RIC for any reason and therefore become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

There are risks related to investment by ERISA Plans.

We intend to operate so that we will be an appropriate investment for employee benefit plans subject to ERISA. We will use reasonable efforts to conduct the Fund’s affairs so that the assets of the Fund will not be deemed to be “plan assets” under the plan asset regulations promulgated by the Department of Labor, as amended by ERISA. The fiduciary of each prospective plan investor must independently determine that the Fund is an appropriate investment for such plan, taking into account the fiduciary’s obligations under ERISA and the facts and circumstances of each investing plan.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see “Business - Description of Business — Material U.S. Federal Income Tax Considerations.”

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute dividends that are payable predominantly in shares of our common stock. Under certain private rulings issued by the Internal Revenue Service distributions payable to stockholders in cash or stock at the election of stockholders is treated as a taxable dividend even if the total amount of the distribution payable in cash is limited provided that at least 20% of the distribution is payable in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock if we are publicly traded.

There is a risk that our stockholders may not receive any distributions.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Business - Description of Business — Regulation as a Business Development Company.”

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we may, but cannot be certain that we will qualify as a publicly offered RIC for the taxable year in which the Private Offering occurs. We may qualify as a publicly offered RIC for future taxable years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

We are subject to risks in using custodians, administrators and other agents.

We will depend on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for us. In the event of the insolvency of a custodian, we may not be able to recover equivalent assets in full as we will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, our cash held with a custodian may not be segregated from the custodian’s own cash, and we therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the custodian could have a material impact on our performance.

We will expend significant financial and other resources to comply with the requirements of the Exchange Act and the Sarbanes-Oxley Act.

We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. See “Business - Description of Business — Regulation as a Business Development Company — Sarbanes-Oxley Act of 2002.” To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will implement additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”) and exemptions from the requirement to hold advisory votes on executive compensation. We will remain an emerging growth company for up to five years following an IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and we will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Additionally, we intend to document our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm is not currently required to formally attest to the effectiveness of our internal control over financial reporting. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. We will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock, to the extent we have completed a Qualified IPO.

Stockholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our common stock will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common stock will have to be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we will provide in our quarterly statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our common stock are subject to reporting obligations under Section 16(a) of the Exchange Act.

Stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

There may be state licensing requirements.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Investors in the Private Offering will be subject to transfer restrictions.

Prior to the completion of a Qualified IPO, and other than in connection with a New BDC Spin-Off, creation of a Liquidating Share Class, a Limited Tender Offer, or pursuant to a share repurchase program of the Fund, investors who participate in the Private Offering may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us. Following completion of a Qualified IPO, stockholders will be restricted from selling or disposing of their shares of common stock contractually by a lock-up agreement with the underwriters of the IPO and secondary offerings, and by the terms of the subscription agreement.

The proposals to establish a Liquidating Share Class, New BDC or a Limited Tender Offer (together, the “Proposals”) would involve transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be put in place. The SEC has not previously granted orders with respect to a Liquidating Share Class or a New BDC, and it could take several years before the SEC determines whether relief is appropriate and it may ultimately deny the requests for any or all of the Proposals. If the SEC were to deny any of the requests for the exemptive relief required to effectuate the Proposals, the Board would need to consider other ways to permit shareholders to liquidate their investments. If you expect to need access to your investment in the near future, you should not invest in the Fund.

Changes in laws or regulations governing our operations may adversely affect our business.

Legal, tax and regulatory changes could occur that may adversely affect us. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry, in part. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of its portfolio companies or otherwise achieve its objectives.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry and the financial markets (including derivative markets) or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, restrict or further regulate certain of our activities, including derivative trading and hedging activities, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

In addition, we and our portfolio companies will be subject to applicable local, state and U.S. federal laws and regulations, including, without limitation, U.S. federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of the Adviser’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

A disruption in the capital markets and the credit markets could impair our ability to borrow money and negatively affect our business.

As a BDC, we will have to maintain our ability to borrow money for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Capital markets and credit markets sometimes experience extreme volatility and disruption and, accordingly, there has been and may continue to be uncertainty in the financial markets in general. Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

If we are unable to secure debt financing on commercially reasonable terms, our liquidity will be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

Significant developments stemming from the United Kingdom’s referendum on membership in the European Union could have a material adverse effect on us.

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted in favor of leaving the European Union (“Brexit”), and, accordingly, the U.K. Parliament voted in favor of allowing the U.K.

government to begin the formal process of Brexit on February 1, 2017. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union. Events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Our business relies on secure information technology systems. We depend heavily upon computer systems to perform necessary business functions. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e. cyber-attacks). Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems, both those provided by our investment adviser and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We can be highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

Risks Related to Our Investments

Our investments are very risky and highly speculative.

We intend to invest primarily in primary issue, directly-sourced and privately-negotiated secured debt issued by North American-based middle market firms. We will emphasize secured lending by focusing on first lien, stretch senior, uni-tranche and second lien loans, and will also consider mezzanine, structured preferred stock and non-control equity opportunities. Securities rated below investment grade are often referred to as “high yield” securities or “junk bonds,” and are considered “high risk” or speculative in nature compared to debt instruments that are rated above investment grade.

Senior Secured Loans. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our liens on the collateral securing our loans could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be compelled to enforce our remedies.

Second Lien Secured Loans. In structuring our loans, we may subordinate our security interest in certain assets of a borrower to another lender, usually a bank. In these situations, all of the risks identified above in Senior Secured Loans would be true and additional risks inherent in holding a junior security position would also be present, including, but not limited to those outlined below in “Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.”

Equity Investments. When we invest in secured loans, we may acquire equity securities, such as warrants, as well. In addition, we may invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and may in fact decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in our portfolio companies involves a number of significant risks, including the following:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. This failure to meet obligations may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, and general economic downturns;

•

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies and a greater vulnerability to economic downturns.

We will invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of the Adviser’s investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest primarily in first lien, stretch senior, unitranche and second lien loans issued by private companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal or pro rata basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we expect to structure most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we intend to make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an intercreditor agreement prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we will be requested to execute will expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing, and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

An economic recession could impair our portfolio companies and harm our operating results.

Certain of our portfolio companies may be susceptible to an economic recession and may be unable to repay our loans during such a period of economic instability. Therefore, assets may become non-performing and the value of our portfolio may decrease during such a period. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. An economic recession could lead to financial losses in our portfolio and a decrease in revenue, net income and the value of our assets.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, to termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of our loans could adversely affect our cash flow. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to those of other creditors.

The lack of liquidity in our investments may adversely affect our business.

We typically will invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities because there is no established trading market for our investments. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid. The illiquidity of these investments may make it difficult for us to sell these investments when desired or to dispose of them at a favorable price. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term.

We have not yet identified all of the portfolio companies we will invest in using the proceeds of the Private Offering.

We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of the Private Offering. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, the Adviser will select our investments subsequent to the Initial Closing, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options, or convertible securities that were acquired in the original or a subsequent financing; or (3) attempt to preserve or enhance the value of our investment. However, we may elect not to make follow-on investments or lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because, among other reasons, we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC.

Our portfolio will lack diversification among portfolio companies, which will subject us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.

Our portfolio may hold a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC, we will not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio may be concentrated in a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. We expect to invest primarily in companies focused in alarm monitoring, business services (including tech-enabled), communications infrastructure and services, consumer staples, energy, franchising, healthcare/healthcare information technology, industrial, restaurants, specialty finance, software/software as a service, tech-enabled business services and transportation and logistics. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.

We may securitize certain of our investments, which may subject us to certain structured financing risks.

We may securitize certain of our investments in the future while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in that entity on a non-recourse or limited-recourse basis to purchasers.

If we were to create a securitization vehicle, we would depend on distributions from the vehicle to make distributions to our stockholders. The ability of a securitization vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a securitization vehicle equity interest, to receive cash flow from these investments. We cannot assure you that any such performance tests would be satisfied. Also, a securitization vehicle may take actions that delay distributions to preserve ratings and to keep the cost of present and future financings lower or the financing vehicle may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of its debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a securitization vehicle, or cash flow may be completely restricted for the life of the securitization vehicle.

In addition, a decline in the credit quality of loans in a securitization vehicle due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force the sale of certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders. If we were to form a securitization vehicle, to the extent that any losses were incurred by the financing vehicle in respect of any collateral, these losses would be borne first by us as owners of its equity interests. Any equity interests that we were to retain in a securitization vehicle would not be secured by its assets and we would rank behind all of its creditors.

Nonetheless, a securitization vehicle, if created, also would likely be consolidated in our financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. See “Regulation.”

Because we generally will not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not expect to hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms—which may include the waiver of certain financial covenants—with a defaulting portfolio company. These expenses could materially and adversely affect our operating results and cash flow.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we will be required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We will be subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we may reinvest these proceeds in temporary investments, pending future investment in new portfolio companies, so that 70% of our assets are qualifying assets. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we use debt to finance our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

While currently not anticipated, we may, to the extent deemed appropriate by the Adviser, use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

We may not realize gains from our equity investments.

Certain investments that we may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will sometimes seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

We may expose ourselves to risks if we engage in hedging transactions.

We do not expect to engage in hedging transactions, but if we do, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We maintain our principal executive office at 1345 Avenue of the Americas, New York, NY 10105. We do not own any real estate.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We expect to enter into separate subscription agreements with investors providing for the private placement of Shares pursuant to the Private Offering. Each investor will make a Capital Commitment to purchase Shares pursuant to a subscription agreement. Under the terms of the subscription agreements, investors will be required to make capital contributions to purchase Shares each time we deliver a capital call notice, which will be issued based on our anticipated investment activities and capital needs and delivered at least 10 business days prior to the required funding date. The issuance of the Shares pursuant to these subscription agreements and any draw by the Fund under the related commitments is expected to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof, and Rule 506(d) of Regulation D thereunder.

On June 27, 2016, we issued 100 shares of our common stock to the Adviser, for an aggregate purchase price of $1,000. We have not had any other equity transactions as of December 31, 2016. These shares are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof, and Rule 506(d) of Regulation D thereunder.

Item 6.	Selected Financial Data

The paragraph below sets forth our selected financial data for the year ended December 31, 2016. The selected financial information and other data presented below should be read in conjunction with the information contained in “ Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

As of December 31, 2016, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) to the Adviser, have occurred. The sale of common shares was approved by the unanimous consent of the Fund’s sole director at the time. As of December 31, 2016, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $450,000 and offering costs of approximately $89,000 on behalf of the Fund.

As of December 31, 2016, the Adviser and its affiliates have incurred expenses of approximately $59,000 on behalf of the Fund in relation to audit expenses, tax expenses, and board of directors compensation costs. There is currently no liability on the part of the Fund to reimburse the Adviser or its affiliates for these expenses and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser or an affiliate thereof enter into an investment advisory or other agreement, which includes a provision that defines any conditions and terms of the reimbursement of such expenses. As of December 31, 2016, no such agreement existed; therefore no such expenses were payable by the Fund as of such date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

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

On October 6, 2016 we filed with the Securities and Exchange Commission (the “SEC”) an election to be treated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. While we intend to elect to be treated as a RIC as soon as practicable, we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income. As a BDC and a RIC, respectively, we are and will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Our investment activities are managed by our external investment adviser, AB Private Credit Investors LLC, an investment adviser that is registered under the Investment Advisers Act of 1940, as amended. We intend to enter into the Administration Agreement, pursuant to which the Administrator will provide the administrative services necessary for us to operate.

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

Portfolio and Investment Activity

As of December 31, 2016, we have not commenced investment activities.

Results of Operations

As of December 31, 2016, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

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

We expect to make investments primarily through primary originations as well as secondary purchases. Our credit investments will principally take the form of first lien, stretch senior, unitranche, and second lien loans, although the actual mix of instruments pursued will vary over time depending on our views on how best to optimize risk-adjusted returns. We will also consider unsecured mezzanine debt, priority ranking structured preferred stock, and non-control equity co-investment opportunities, typically alongside a leading middle market financial sponsor and/or in partnership with a strong management group. We expect our loans will generally carry contractual maturities between four and six years. Our investments are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower then “BBB-” by Fitch Ratings or S&P), which is an indication of having predominately speculative characteristics with respect to an issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds,” or “leveraged loans.”

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

The Board of Directors

Our board of directors (the “Board”) will have ultimate authority as to our investments, but we expect it will delegate authority to the Adviser to select and monitor our investments, subject to the supervision of the Board. The Board currently consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms: the terms of our Class I directors will expire in 2017 and are subject to approval by our sole stockholder and then will expire at the 2020 annual meeting of stockholders; the terms of our Class II directors will expire at the 2018 annual meeting of stockholders; and the terms of our Class III directors will expire at the 2019 annual meeting of stockholders.

Appointment of Directors

On October 18, 2016, our Board expanded its size to five directors and appointed Terry Sebastian to serve as an independent director until 2017, to be approved by the Fund’s sole stockholder in 2017, and to serve thereafter until the Fund’s 2020 Annual Meeting of Stockholders, and Matthew Bass to serve as an interested director until the 2018 Annual Meeting of Stockholders. All of the foregoing actions are effective as of October 18, 2016.

Operating Expenses

Under the Advisory Agreement we intend to enter into, which was approved by the Board on June 28, 2016, our primary operating expenses will include the payment of fees to the Adviser our allocable portion of overhead expenses under the Expense Reimbursement Agreement and other operating costs described below. There is currently no liability on the part of the Fund to reimburse the Adviser for operating expenses and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser enter into the Advisory Agreement, which is expected to include a provision that defines any conditions and terms of the reimbursement of organization and offering expenses. As of December 31, 2016, no such agreement existed; therefore no organization and offering costs were payable by the Fund as of such date. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

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

On June 27, 2016, we issued 100 shares of our common stock to the Adviser, for an aggregate purchase price of $1,000. We have not had any other equity transactions as of December 31, 2016.

Contractual Obligations

As of December 31, 2016, we have not commenced operations.

We intend to enter into an Advisory Agreement, which was approved by the Board on June 28, 2016, with the Adviser in accordance with the 1940 Act. Under the Advisory Agreement, the Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a base management fee equal to a percentage of aggregate amount of capital committed to us by investors (or, after a Qualified IPO, a percentage of our average adjusted gross assets) and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

We intend to enter into an Administration Agreement with the Administrator and we may enter into an Expense Reimbursement Agreement with the Adviser. Under the Administration Agreement, we expect that the Administrator will be responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services. We may reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Stockholder approval is not required to amend the Administration Agreement or Expense Reimbursement Agreement.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

Co-investment Exemptive Order

On October 11, 2016, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by the Adviser (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

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

Organization and Offering Costs

As of December 31, 2016, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $450,000 and offering costs of approximately $89,000 on behalf of the Fund. There is currently no liability on the part of the Fund to reimburse the Adviser for organization and offering costs and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser or an affiliate thereof enter into an investment advisory or other agreement, which includes a provision that defines any conditions and terms of the reimbursement of organization and offering expenses. As of December 31, 2016, no such agreement existed; therefore no organization and offering costs were payable by the Fund as of such date.

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

Fund Expenses

As of December 31, 2016, the Adviser and its affiliates have incurred expenses of approximately $59,000 on behalf of the Fund in relation to audit expenses, tax expenses, and board of directors compensation costs. There is currently no liability on the part of the Fund to reimburse the Adviser or its affiliates for these expenses and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser or an affiliate thereof enter into an investment advisory or other agreement, which includes a provision that defines any conditions and terms of the reimbursement of such expenses. As of December 31, 2016, no such agreement existed; therefore no such expenses were payable by the Fund as of such date.

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

Item 7A.	Quantitative and Qualitative Disclosures About Risk

As of December 31, 2016, we had not commenced investment activities.

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

Item 8.	Financial Statements and Supplementary Data

Selected Quarterly Financial Data

As of December 31, 2016, we had not completed the initial closing of our private offering or commenced any operational or investment activities other than the sale and issuance of 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) to the Adviser. Therefore, no results of operations are reported or quarterly financial data has been provided for the Fund’s fiscal quarters ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

AB Private Credit Investors Corporation

In our opinion, the accompanying statement of assets and liabilities presents fairly, in all material respects, the financial position of AB Private Credit Investors Corporation (the “Fund”) as of December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. The statement of assets and liabilities is the responsibility of the Fund’s management. Our responsibility is to express an opinion on the statement of assets and liabilities based on our audit. We conducted our audit of this statement of assets and liabilities in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of assets and liabilities is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of assets and liabilities, assessing the accounting principles used and significant estimates made by management, and evaluating the overall statement of assets and liabilities presentation. We believe that our audit of the statement of assets and liabilities provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2017

AB Private Credit Investors Corporation

Statement of Assets and Liabilities

December 31, 2016

ASSETS:
Cash	$1,000

Total Assets	$1,000

LIABILITIES:
Total Liabilities	$0

Net Assets	$1,000
Composition of Net Assets:
Par	$1
Additional paid in capital	999
—

$1,000

Shares
Net asset value per share ($1,000 net assets /100 shares)	$10.00

See accompanying notes to the financial statements.

Notes to Financial Statements

1. Organization

AB Private Credit Investors Corporation (the “Fund”), an externally managed, closed-end, non-diversified management investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) was incorporated under the laws of the state of Maryland on February 6, 2015. The Fund was formed to invest in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated.

As of December 31, 2016, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) to AB Private Credit Investors LLC, the Fund’s external investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Fund’s sole director at the time.

The Fund expects to conduct private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Fund’s common stock pursuant to a subscription agreement entered into with the Fund. Investors will be required to fund drawdowns to purchase shares of the Fund’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Fund delivers a notice to its investors. The Fund anticipates commencing its loan origination and investment activities contemporaneously with the initial drawdown from investors in the initial Private Offering.

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

The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income or excise tax by distributing substantially all of its ordinary income and long-term capital gains, if any, during each calendar year. Accordingly, no provision for U.S. federal income or excise taxes would be required.

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

3. Agreements and Related Party Transactions

Investment Management Agreement

The Fund intends to enter into an investment management agreement with the Adviser pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee will be calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash assets, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated.

The Fund will also pay the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“pre-incentive fee net investment income”) for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) that the Fund accrues during the fiscal quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with the Administrator (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. GAAP). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that was never actually received.

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

4. Organization and Offering Expense

As of December 31, 2016, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $450,000 and offering costs of approximately $89,000 on behalf of the Fund. There is currently no liability on the part of the Fund to reimburse the Adviser for organization and offering costs and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser or an affiliate thereof enter into an investment advisory or other agreement, which includes a provision that defines any conditions and terms of the reimbursement of organization and offering expenses. As of December 31, 2016, no such agreement existed; therefore no organization and offering costs were payable by the Fund as of such date

5. Fund Expenses

As of December 31, 2016, the Adviser and its affiliates have incurred expenses of approximately $59,000 on behalf of the Fund in relation to audit expenses, tax expenses, and board of directors compensation costs. There is currently no liability on the part of the Fund to reimburse the Adviser or its affiliates for these expenses and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser or an affiliate thereof enter into an investment advisory or other agreement, which includes a provision that defines any conditions and terms of the reimbursement of such expenses. As of December 31, 2016, no such agreement existed; therefore no such expenses were payable by the Fund as of such date.

6. Net Assets

In connection with its formation, the Fund has the authority to issue 200,000,000 shares at of common stock, par value $0.01 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Management’s report on internal control over financial reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2016.

Changes in internal controls over financial reporting

There have been no changes in the Fund’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of our Board. Our Board is divided into three classes of directors serving staggered three-year terms and consists of three members, two of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, the Adviser or our respective affiliates. We refer to these individuals, each of whom also qualifies as an “independent director” within the definition set forth in Rule 5605(a)(2) of the NASDAQ Stock Market Rules, as our “independent directors.” Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

Board of Directors and Executive Officers

Directors

Under our bylaws, our directors are divided into three classes. At each annual meeting, beginning in 2018, directors will be elected for staggered terms of three years (other than the initial terms, which extend for up to three years, and in the case of the Class I directors, will be subject to approval by the sole stockholder of the Fund in 2017 prior to the commencement of the Private Offering), with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding our Board is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

J. Brent Humphries	49	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2017
Matthew Bass	37	Interested Director	2016	2018

Independent Directors

John G. Jordan	46	Director	2016	2018
Richard S. Pontin	63	Director	2016	2019
Terry Sebastian	49	Director	2016	2017

The address for each of our directors is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, New York, New York 10105.

Executive Officers Who Are Not Directors

Name	Age	Position
Mark R. Manley	54	Chief Compliance Officer
Wesley Raper	38	Chief Financial Officer

Biographical Information

Directors

Our directors have been divided into two groups — interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

J. Brent Humphries, our President and the Chairman of our Board, is also the President of the Adviser, which is responsible for all investment decisions for the Fund. Brent Humphries joined AB in 2014 as a founding member and President of the Adviser, where he has primary responsibility for overseeing all aspects of the business, including investor relations, investment originations, structuring and underwriting, as well as ongoing portfolio management and compliance. He previously held the same position with Barclays Private Credit Partners LLC. Prior to joining Barclays, Humphries served as group head, generalist financial sponsor coverage for the Goldman Sachs Specialty Lending Group, and later led its structured private equity initiative. Before that, he served as a partner and managing director of the Texas Growth Fund and TGF Management Corp., a middle-market private equity fund and investment advisor, respectively. Humphries previously worked in leveraged finance with NationsBank and J.P. Morgan, and as a financial analyst with Exxon. He holds a B.B.A. in finance with an emphasis in accounting from the University of Oklahoma and an M.B.A. from the Harvard Business School.

Matthew Bass is a Senior Vice President and Global Head of Alternatives and Multi-Asset Business Development for AllianceBernstein L.P. (“AB”). Prior to joining AB in 2010, he was a program director at the U.S. Department of the Treasury, where he was responsible for the design and implementation of various real estate and real estate capital-markets programs pursuant to the Troubled Asset Relief Program. Prior to joining the U.S. Department of the Treasury in 2009, Mr. Bass was a vice president at The Blackstone Group’s GSO Capital Partners unit. He began his career in the Financial Institutions Investment Banking Group at UBS. Mr. Bass holds a B.S. in Finance from Lehigh University.

Independent Directors

John G. Jordan is an Advisory Board Member of LBJ Family Wealth Advisors, Ltd., a position he has held since 2015. From 2000 to 2015 he was President and a member of the Board of Directors of BusinessSuites, LP, which he grew into the third largest provider of shared office space, virtual offices, and meeting rooms in North America. In 2015 BusinessSuites, LP was renamed Watch Hill Holdings, LP, and since that time Mr. Jordan has served as the entity’s President and a member of its Board of Directors. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010-2015, as a member of the Board of Directors of Texas 4000 for Cancer, a non-profit organization, from 2010-2014, and as the Treasurer, President, and a member of the Board of Directors of the Global Workspace Association from 2008-2013. Prior to 2000, he held positions as Director of Business Development of SiLogiX, LLC, Investment Associate at the LBJ Holding Company, Assistant Vice President of Bank One, Texas, N.A. and Financial Analyst at CFO Services Inc. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000-2006.

Richard S. Pontin has been a member the Board of Directors and audit committee of Tangoe, a leading provider of information Technology and telecom asset and financial management services for global enterprises, since 2007. He has been a member of the Audit Committee since 2014. He previously served as Executive Chairman of Tangoe from 2007-2009 and as Chief Executive Officer and a member of the Board of Directors of its predecessor company, TRAQ Wireless, from 2004-2007. Mr. Pontin has been a member of the Board of Directors and the Compensation Committee of PlumChoice Inc. since 2010. Since 2002 Mr. Pontin has also been an advisor to private equity and venture capital companies and entrepreneurs. He has advised several firms, focusing on corporate strategy, business planning, competitive analysis, M & A due diligence, KPI/metric implementation, product planning, and interim Chief Executive Officer Management. Between 2002 and 2011 Mr. Pontin served as the Chief Executive Officer of each of Airclic, Inc., Airband Communications, and Ionex Telecom. Prior to 2002, he served as President and Chief Operating Officer of Broadwing Communications and President and Chief Operating Officer of Cincinnati Bell, Inc., and held various positions at Nextel Communications, Bell South, MCI Communications, AT&T and Marion Laboratories. Mr. Pontin holds a B.S. in Biological Science and an M.B.A. from Drexel University, and is a member of the National Association of Corporate Directors, where he was recognized as the 2015 Governance Fellow for Excellence in Board Management and Governance.

Terry Sebastian has served as the President and a member of the board of directors at Cal Pacific Specialty Foods, LLC since 2011. He has also served as a member of the board of directors of the California Strawberry Commission and as the vice chairman of the Processing Strawberry Advisory Board since 2012. He is a member of the advisory board at Lake Pacific Partners, LLC, where he previously served as a managing director and founder from 2000 to 2010. Prior to this, Mr. Sebastian was a senior vice president at Natural Nutrition Group. Previously, Mr. Sebastian was an executive at McCain Foods and a management consultant at Booz, Allen & Hamilton. He also previously served as the chairman of Maxi Canada, as a director of Gladson and as a director of Teepak. Mr. Sebastian was the managing director of the Lundquist Center for Entrepreneurship at Charles H. Lundquist College of Business, University of Oregon. He has served as the president of the CEIBA Foundation, a non-profit charter school since 2015. Mr. Sebastian holds an M.B.A. from the Harvard Business School and a B.B.A. with high honors from the University of Texas at Austin.

Executive Officers Who Are Not Directors

Mark R. Manley, our Chief Compliance Officer, has served as the Deputy General Counsel of AB since 2004 and Chief Compliance Officer of AB since 1988. Mr. Manley joined AB in 1984. Mr. Manley is also a senior member of various management-level committees at AB, including the Information Security and Cyber Risk Oversight Committee. Mr. Manley received holds a B.A. from St. John’s University and a J.D. from New York Law School.

Wesley Raper, our Chief Financial Officer, joined AB in 2014 as founding member and Chief Operating Officer of the Adviser. He previously held the same role at Barclays Private Credit Partners LLC from 2008 to 2014. Mr. Raper was a vice president in the Information Technology Group at Barclays LLC from 2000 to 2008. He holds an MEng from the University of Bristol and an M.S. in Finance from the Zicklin School of Business at Baruch College.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Fund’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Fund. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

Code of Ethics

We and the Adviser each have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The Code of Ethics applies to, among others, the Fund’s senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Fund. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us.

Committees of the Board of Directors

Our Board has established an audit committee and a nominating and corporate governance committee and may establish additional committees in the future. All directors are expected to attend least 75% of the aggregate number of meetings of our Board and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board and committee meetings.

Audit Committee

The members of our audit committee are Messrs. Jordan, Pontin and Sebastian, each of whom is not considered an “interested person” of the Fund as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Pontin will serve as Chair of the audit committee. Our Board has determined that Mr. Pontin is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Messrs. Jordan, Pontin and Sebastian meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The audit committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the audit committee. The audit committee is responsible for assisting the Board in its oversight of the accounting and financial reporting policies and practices.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee operates pursuant to a charter approved by our Board. The members of the nominating and corporate governance committee are Messrs. Jordan, Pontin and Sebastian, each of whom is considered independent under the rules of the NASDAQ Global Select Market and is not an “interested person” of the Fund as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Jordan serves as Chair of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations, stock exchange requirements and industry best practices. Our nominating and corporate governance committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of our bylaws.

The nominating and corporate governance committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, the Fund and its stockholders. In considering possible candidates for election as a director, the nominating and corporate governance committee may take into account a wide variety of factors, including (but not limited to):

•	the candidate’s knowledge in matters relating to the investment company industry;

•	any experience possessed by the candidate as a director/trustee or senior officer of other public companies;

•	the candidate’s educational background;

•	the candidate’s reputation for high ethical standards and personal and professional integrity;

•	any specific financial, technical or other expertise possessed by the candidate, and the extent to which such expertise would complement the Board’s existing mix of skills and qualifications;

•	the candidate’s perceived ability to contribute to the on-going functions of the Board, including the candidate’s ability and commitment to attend meetings regularly, work collaboratively with other members of the Board and carry out his or her duties in the best interests of the Fund;

•	the candidate’s ability to qualify as an independent director for purposes of the 1940 Act and any other standards of independence that may be relevant to the Fund;

•	the extent to which the candidate’s background, skills, and experience would complement the background, skills, and experience of other nominees and contribute to the diversity of the Board; and

•	such other factors as the nominating and corporate governance committee determines to be relevant in light of the existing composition of the Board and any anticipated vacancies or other factors.

The nominating and corporate governance committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the nominating and corporate governance committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The nominating and corporate governance committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The nominating and corporate governance committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the nominating and corporate governance committee’s goal of creating a Board that best serves our needs and the interests of our stockholders. In addition, as part of our Board’s annual-self assessment, the members of our nominating and corporate governance committee will evaluate the membership of our Board and whether our Board maintains satisfactory policies regarding membership selection.

Review and Discussion with Independent Registered Public Accounting Firm

The audit committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements, and the audit committee recommended the inclusion of the financial statements in this Annual Report on Form 10-K. Management has represented to the audit committee that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States. The audit committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board and has discussed with the auditors the auditors’ independence.

Item 11.	Executive Compensation

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of the Adviser, the Administrator or their affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement, as applicable. Our day-to-day investment and administrative operations will be managed by the Adviser and the Administrator. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser, the Administrator or their affiliates.

None of our executive officers will receive direct compensation from us. We may reimburse the Adviser the allocable portion of the compensation paid by the Administrator (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). See “Business - Description of Business — Investment Advisory Agreement” and “Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a) (19) of the 1940 Act. The independent directors will receive an annual fee of $30,000 (the fee will increase to $50,000 for any fiscal year end when the Fund has average outstanding assets of $500 million). They will also receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each meeting of the Board which lasts for four hours or more and $1,000 for attending any Board meeting which lasts for less than four hours. The Chair of our audit committee will receive an annual fee of $5,000 (the fee will increase to $7,500 for any fiscal year end when the Fund has average outstanding assets of $500 million). The Chair of our nominating and corporate governance committee will receive an annual fee of $1,250 (the fee will increase to $2,500 for any fiscal year end when the Fund has average outstanding assets of $500 million. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors will have the option of having their directors’ fees paid in shares of our common stock issued at a price per share equal to the per share net asset value of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2017, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 100 shares of common stock outstanding as of March 30, 2017. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is AB Private Credit Investors Corporation, 1345 Avenues of the Americas, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	*	%
Matthew Bass	—	*
Executive Officer	—
Wesley Raper	—	*
Independent Directors
John G. Jordan	—	*
Richard S Pontin	—	*
Terry Sebastian	—	*
All Directors and Executive Officers as a Group	—	*

Owners of 5% or more of our common stock
AB Private Credit Investors LLC(1)	100	100%

*	Less than 1.0%
(1)	The address of AB Private Credit Investors Corporation is 1345 Avenues of the Americas, New York, NY 10105.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons, Policies and Procedures for Managing Conflicts; Co-investment Opportunities

Certain members of the Adviser’s senior investment team and Investment Committee serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the Adviser or AB with similar investment objectives. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. See “Risk Factors — Risks Related to Our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.” As a result, members of the Adviser’s senior investment team, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by the Adviser with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by the Adviser’s senior investment team, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us. The Adviser believes that this allocation system is fair and equitable, and consistent with its fiduciary duty to us. In particular, we have disclosed to investors how allocation determinations are made among any investment vehicles managed by the Adviser.

In the future, we may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Absent an exemptive order from the SEC, we generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. On October 11, 2016, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by the Adviser (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

Advisory Agreement

We intend to enter into the Advisory Agreement with the Adviser, which was approved by the Board on June 28, 2016, pursuant to which we will pay the Adviser a base management fee and an incentive fee for its services. The Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for our portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause us to make more speculative investments that we would otherwise make in the absence of such fee structure.

Mr. Humphries, our President and Chairman of our Board, is a member of the Adviser’s Investment Committee, and our Chief Financial Officer, Wesley Raper, and other members of the senior management and the Investment Committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interest or in the best interest of our investors. Our investment objective may overlap with the investment objectives or such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to our strategy, and we may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between us and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. See “Risk Factors — Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns; —Our incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so; —The compensation we will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations; —We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

Administration Agreement

We intend to enter into the Administration Agreement with the Administrator and Expense Reimbursement Agreement with the Adviser, pursuant to which the Administrator will be responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Expense Reimbursement Agreement, we expect that we will pay the Adviser an amount equal to our allocable portion (subject to the review of our Board) of the Adviser’s overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. See “Business - Description of Business — Administration Agreement” and “Risk Factors — Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.”

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. We will enter into the Advisory Agreement with the Adviser. The Adviser, for its services to us, will be entitled to receive base management and incentive fees. In addition, under the Advisory Agreement, we expect, to the extent permitted by applicable law and in the discretion of our Board, to indemnify the Adviser and certain of its affiliates. See “Business - Description of Business – Investment Management and Advisory Agreement.”

For information regarding the independence of our directors, see “Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

For the year ended December 31, 2016, the Fund incurred the following fees for services provided by PriceWaterhouseCoopers LLP, including expenses:

Fiscal Year Ended December 31, 2016
Audit Fees	$16,000
Audit Related Fees	—
Tax Fees	1,000
All Other Fees	—

Total Fees	$17,000

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include services in conjunction with preparation of the Fund’s tax return.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above.

It is the policy of the audit committee to pre-approve all audit, review or attest engagements and permissible non-audit services to be performed by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation(1)

3.2	Articles of Amendment(1)

3.3	Articles of Amendment and Restatement(2)

3.4	Bylaws(2)

14.1	Code of Business Conduct and Ethics(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended(3)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on April 8, 2016.
(2)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on July 1, 2016.
(3)	Filed Herewith.

(c) Financial Statement Schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: March 31, 2017	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2017	By:	/s/ J. Brent Humphries
J. Brent Humphries
President, Chief Executive Officer and Director

Date: March 31, 2017	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: March 31, 2017	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: March 31, 2017	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 31, 2017	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Date: March 31, 2017	By:	/s/ John G. Jordan
John G. Jordan
Director