Form 10-Q
period 2017-03-31
AB Private Credit Investors Corp
filed 2017-05-12
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland

(State of incorporation)

1345 Avenues of the Americas

New York, NY 10105

(Address of principal executive offices)

(212) 969-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non - accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The issuer had 100 shares of common stock, $0.01 par value per share, outstanding as of May 12, 2017.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2017

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Statement of Assets and Liabilities

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS:
Cash	$1,000	$1,000

Total Assets	$1,000	$1,000

LIABILITIES:

Total Liabilities	$0

Net Assets	$1,000	$1,000
Composition of Net Assets:
Par	$1	$1
Additional paid in capital	999	999
	—	—

	$1,000	$1,000

Shares Net asset value per share ($1,000 net assets /100 shares)	$10.00	$10.00

See accompanying notes to financial statements.

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

As of March 31, 2017, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) to AB Private Credit Investors LLC, the Fund’s external investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Fund’s sole director at the time.

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

Cash consists of demand deposits. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund maintains deposits of its cash and cash equivalents with financial institutions.

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

3. Agreements and Related Party Transactions

Advisory Agreement

The Fund intends to enter into an investment advisory agreement with the Adviser (the “Advisory Agreement”) pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee will be calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.5% per quarter (approximately 6% per annum). The Fund pays the Adviser an income-based incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows:

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

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 17.5% of aggregate cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, “aggregate cumulative realized capital gains” will not include any unrealized appreciation. It should be noted, however, that the Fund will accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with U.S. GAAP. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

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

As of March 31, 2017, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $451,000 and offering costs of approximately $130,000 on behalf of the Fund. There is currently no liability on the part of the Fund to reimburse the Adviser for organization and offering costs and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser or an affiliate thereof enter into an investment advisory or other agreement, which includes a provision that defines any conditions and terms of the reimbursement of organization and offering expenses. As of March 31, 2017, no such agreement existed; therefore no organization and offering costs were payable by the Fund as of such date

5.	Fund Expenses

As of March 31, 2017, the Adviser and its affiliates have incurred expenses of approximately $90,000 on behalf of the Fund in relation to professional fees for audit and tax services and board of directors compensation costs. There is currently no liability on the part of the Fund to reimburse the Adviser or its affiliates for these expenses and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser or an affiliate thereof enter into an investment advisory or other agreement, which includes a provision that defines any conditions and terms of the reimbursement of such expenses. As of March 31, 2017, no such agreement existed; therefore no such expenses were payable by the Fund as of such date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed on March 31, 2017.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Annual Report on Form 10-K filed on March 31, 2017 and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

AB Private Credit Investors Corporation (the “Fund”) was formed on February 6, 2015 as a corporation under the laws of the State of Maryland. We are currently in the development stage and have not commenced investment operations. Since inception, there has been no investment or operational activity. In conjunction with our formation, we issued and sold 100 shares of our common stock to AB Private Credit Investors LLC, our Adviser, for an aggregate purchase price of $1,000.

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

Our investment activities will be managed by our external investment adviser, AB Private Credit Investors LLC (the “Adviser”), an investment adviser that is registered under the Investment Advisers Act of 1940, as amended. We intend to enter into an administration agreement (the “Administration Agreement”), with a third party administrator (the “Administrator”) pursuant to which the Administrator will provide the administrative services necessary for us to operate.

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

Portfolio and Investment Activity

As of March 31, 2017 and December 31, 2016, we have not commenced investment activities.

Results of Operations

As of March 31, 2017 and December 31, 2016, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

Revenues

Our investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-sourced, privately-negotiated, secured, middle market loans. We intend to invest in middle market businesses based in the United States, which we generally define as having enterprise values between $50 million and $500 million. However from time to time, we may invest in larger or smaller companies.

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

Operating Expenses

Under the investment advisory agreement we intend to enter into with the Adviser (the “Advisory Agreement”), which was approved by the Board on June 28, 2016, our primary operating expenses will include the payment of fees to the Adviser our allocable portion of overhead expenses under the Expense Reimbursement Agreement (as defined below) and other operating costs described below. There is currently no liability on the part of the Fund to reimburse the Adviser for operating expenses and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser enter into the Advisory Agreement, which is expected to include a provision that defines any conditions and terms of the reimbursement of organization and offering expenses. As of March 31, 2017, no such agreement existed; therefore no organization and offering costs were payable by the Fund as of such date. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

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

On June 27, 2016, we issued 100 shares of our common stock to the Adviser, for an aggregate purchase price of $1,000. We have not had any other equity transactions as of March 31, 2017 and December 31, 2016.

Contractual Obligations

As of March 31, 2017 and December 31, 2016, we have not commenced operations.

We intend to enter into the Advisory Agreement, which was approved by the Board on June 28, 2016, with the Adviser in accordance with the 1940 Act. Under the Advisory Agreement, the Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a base management fee equal to a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. We intend to enter into an Administration Agreement with the Administrator and we may enter into a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, we expect that the Administrator will be responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services. We may reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Stockholder approval is not required to amend the Administration Agreement or Expense Reimbursement Agreement.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 or December 31, 2016.

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

The audit committee of our Board (the “Audit Committee’) is also responsible for assisting our Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board, with the assistance of the Adviser and its senior investment team and independent valuation firms, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by our Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant.

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

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with the Adviser’s senior investment team;

•	Our Audit Committee will then review these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm; and

•	Our Board will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms and the Audit Committee.

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

Management and Incentive Fees

We will accrue for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

Organization and Offering Costs

As of March 31, 2017, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $451,000 and offering costs of approximately $130,000 on behalf of the Fund. There is currently no liability on the part of the Fund to reimburse the Adviser for organization and offering costs and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser or an affiliate thereof enter into an investment advisory or other agreement, which includes a provision that defines any conditions and terms of the reimbursement of organization and offering expenses. As of March 31, 2017, no such agreement existed; therefore no organization and offering costs were payable by the Fund as of such date.

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

Fund Expenses

As of March 31, 2017, the Adviser and its affiliates have incurred expenses of approximately $90,000 on behalf of the Fund in relation to professional fees for audit and tax services and board of directors compensation costs. There is currently no liability on the part of the Fund to reimburse the Adviser or its affiliates for these expenses and there is not expected to be any such liability until such time, if any, that the Fund and the Adviser or an affiliate thereof enter into an investment advisory or other agreement, which includes a provision that defines any conditions and terms of the reimbursement of such expenses. As of March 31, 2017, no such agreement existed; therefore no such expenses were payable by the Fund as of such date.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2017 and December 31, 2016, we had not commenced investment activities.

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

Item 1A. Risk Factors

As of March 31, 2017, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment and Restatement(2)
3.4	Bylaws(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on April 8, 2016.
(2)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on July 1, 2016.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: May 12, 2017	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)