Form 10-Q
period 2017-06-30
AB Private Credit Investors Corp
filed 2017-08-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Act).   Yes   ☐     No   ☒

The issuer had 2,500 shares of common stock, $0.01 par value per share, outstanding as of August 14, 2017.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2017

Item 1. Financial Statements

AB Private Credit Investors Corporation

Statement of Assets and Liabilities

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS:
Cash	$25,000	$1,000

Total Assets	$25,000	$1,000

LIABILITIES:

Total Liabilities	$0	$0

Net Assets	$25,000	$1,000
Composition of Net Assets:
Par	$25	$1
Additional paid in capital	24,975	999

	$25,000	$1,000

Shares Net asset value per share (2,500 and 100 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	$10.00	$10.00

See accompanying notes to financial statements.

Notes to Financial Statements

1. Organization

AB Private Credit Investors Corporation (the “Fund”), an externally managed, closed-end, non-diversified management investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), was incorporated under the laws of the state of Maryland on February 6, 2015. The Fund was formed to invest in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated.

As of June 30, 2017, no operations other than the sale and issuance of (i) 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) and (ii) 2,400 shares of common stock, par value $0.01, on May 26, 2017 to AB Private Credit Investors LLC, the Fund’s external investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Fund’s board of directors on both occasions.

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

2. Significant Accounting Policies

The Fund is an investment company under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) ASC 946, Financial Services – Investment Companies. Actual results could differ from those estimates.

The financial statements have been prepared in conformity with U.S. GAAP, which requires the use of estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual amounts and results could differ from these estimates, and such differences could be material.

The following is a summary of significant accounting policies followed by the Fund.

Cash consists of demand deposits. Cash is carried at cost, which approximates fair value. The Fund maintains deposits of its cash with financial institutions.

The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification requirements quarterly and file Form 1120-RIC, as defined by the Internal Revenue Code.

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

3. Agreements and Related Party Transactions

Advisory Agreement

The Fund intends to enter into an investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee will be calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated.

The Fund will also pay the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income”) for the quarter, as further described below. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we intend to enter into with a third party administrator (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. GAAP). Pre-incentive fee net investment income also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received.

Pre-incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income-based incentive fee, it is possible that the Fund may accrue such income-based incentive fee in a quarter where the Fund incurs a net loss. For example, if the Fund receives Pre-incentive Fee Net Investment Income in excess of a hurdle rate (as defined below) for a quarter, the Fund will accrue the applicable income-based incentive fee even if the Fund has incurred a realized and/or unrealized capital loss in that quarter. However, cash payment of the income-based incentive fee may be deferred in this situation, subject to the restrictions detailed at the end of this section.

•	Pre-incentive Fee Net Investment Income, expressed as a rate of return on the value of net assets (defined as total assets, less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding fiscal quarter, will be compared to various “hurdle rates,” with the income-based incentive fee rate of return increasing at each hurdle rate.

Description of Quarterly Incentive Fee Calculations

We pay the Adviser an income-based incentive fee with respect to Pre-incentive Fee Net Investment Income in each calendar quarter as follows:

•	no income-based incentive fee in any calendar quarter in which Pre-incentive Fee Net Investment Income does not exceed 1.5% per quarter (approximately 6% per annum), the “6% Hurdle Rate”;

•	100% of Pre-incentive Fee Net Investment Income with respect to that portion of such Pre-incentive Fee Net Investment Income, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of Pre-incentive Fee Net Investment Income (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catch-up.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the Pre-incentive Fee Net Investment Income as if hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and

•	10.0% of the amount of Pre-incentive Fee Net Investment Income, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the Pre-incentive Fee Net Investment Income until the amount of Pre-incentive Fee Net Investment Income exceeds 1.94%, approximately 7.78% per annum; and

•	100% of Pre-incentive Fee Net Investment Income with respect to that portion of such Pre-incentive Fee Net Investment Income, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), approximately 8.24% per annum. This portion of Pre-incentive Fee Net Investment Income (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catch-up.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the Pre-incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and

•	15.0% of the amount of Pre-incentive Fee Net Investment Income, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”, approximately 9.41% per annum). The 8% Hurdle Rate is meant to limit the Adviser to 15% of the Pre-incentive Fee Net Investment Income until the amount of Pre-incentive Fee Net Investment Income exceeds 2.06%, approximately 9.41% per annum; and

•	100% of Pre-incentive Fee Net Investment Income with respect to that portion of such Pre-incentive Fee Net Investment Income, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter (the “8% Catch-up Cap”), approximately 10% per annum. This portion of Pre-incentive Fee Net Investment Income (which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up cap) is referred to as the “8% Catch-up”. The 8% Catch-up is meant to provide the Adviser with 20.0% of the Pre-incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeded 2.50% in any calendar quarter; and

•	20.0% of the amount of Pre-incentive Fee Net Investment Income, if any, that exceeds 2.50% in any calendar quarter.

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 17.5% of aggregate cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, “aggregate cumulative realized capital gains” will not include any unrealized appreciation. It should be noted, however, that the Fund will accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with U.S. GAAP. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Fund will accrue a capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

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

4. Organization and Offering Expense

As of June 30, 2017, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $463,000 and offering costs of approximately $233,000 on behalf of the Fund. As of June 30, 2017, there was no liability on the part of the Fund to reimburse the Adviser for organizational and operating expenses as the Fund had not yet entered into the Advisory Agreement, which includes a provision that defines the conditions and terms of the reimbursement of organization and offering expenses. As of June 30, 2017, the Fund had not entered into such agreement; therefore no organization and offering costs were payable by the Fund as of such date.

5.    Fund Expenses

As of June 30, 2017, the Adviser and its affiliates have incurred expenses of approximately $134,000 on behalf of the Fund in relation to professional fees for audit and tax services and board of directors compensation costs. As of June 30, 2017, there was no liability on the part of the Fund to reimburse the Adviser for operating expenses as the Fund had not yet entered into the Advisory Agreement, which includes a provision that defines the conditions and terms of the reimbursement of such expenses. As of June 30, 2017, the Fund had not entered into such agreement; therefore no such expenses were payable by the Fund as of such date.

6. Net Assets

In connection with its formation, the Fund has the authority to issue 200,000,000 shares at of common stock, par value $0.01 per share.

7. Subsequent Events

On July 5, 2017, our board of directors approved an investment advisory agreement with the Adviser, which was executed on July 27, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

AB Private Credit Investors Corporation (the “Fund”) was formed on February 6, 2015 as a corporation under the laws of the State of Maryland. We are currently in the development stage and have not commenced investment operations. Since inception, there has been no investment or operational activity. In conjunction with our formation, we issued and sold (i) 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) and (ii) 2,400 shares of common stock, par value $0.01, on May 26, 2017 to AB Private Credit Investors LLC.

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

Our investment activities are managed by our external investment adviser, AB Private Credit Investors LLC (the “Adviser”), an investment adviser that is registered under the Investment Advisers Act of 1940, as amended. We intend to enter into an administration agreement (the “Administration Agreement”) with a third party administrator (the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate.

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

Portfolio and Investment Activity

As of June 30, 2017 and December 31, 2016, we have not commenced investment activities.

Results of Operations

As of June 30, 2017 and December 31, 2016, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

Revenues

Our investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-sourced, privately-negotiated, secured, middle market loans. We intend to primarily invest in middle market businesses based in the United States. We expect that the primary use of proceeds by the companies in which we invest will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital.

We will primarily hold secured loans, which encompass traditional first lien, uni-tranche and second lien loans, but may also invest in mezzanine, structured preferred stock and non-control equity co-investment opportunities. We will seek to deliver attractive risk adjusted returns with lower volatility and low correlation relative to the public credit markets. The Adviser believes our flexibility to invest across the capital structure and liquidity spectrum will allow us to optimize investor risk-adjusted returns.

Operating Expenses

Under the Advisory Agreement, our primary operating expenses will include the payment of fees to the Adviser our allocable portion of overhead expenses under the Expense Reimbursement Agreement (as defined below) and other operating costs described below. As of June 30, 2017, there was no liability on the part of the Fund to reimburse the Adviser for operating expenses as the Fund had not yet entered into the Advisory Agreement, which includes a provision that defines the conditions and terms of the reimbursement of such expenses. As of June 30, 2017, we had not entered into such agreement; therefore no such expenses were payable by the Fund as of such date. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

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

On June 27, 2016, we issued 100 shares of our common stock to the Adviser, for an aggregate purchase price of $1,000. On May 26, 2017, we issued 2,400 shares of our common stock to the Adviser, for an aggregate purchase price of $24,000. We have not had any other equity transactions as of June 30, 2017 and December 31, 2016.

Contractual Obligations

As of June 30, 2017 and December 31, 2016, we have not commenced operations.

We intend to enter into the Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Advisory Agreement, the Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a base management fee equal to a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter    and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. We intend to enter into the Administration Agreement with the Administrator and we may enter into a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, we expect that the Administrator will be responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services. We may reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Stockholder approval is not required to amend the Administration Agreement or the Expense Reimbursement Agreement.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 or December 31, 2016.

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

Organization and Offering Costs

As of June 30, 2017, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $463,000 and offering costs of approximately $233,000 on behalf of the Fund. As of June 30, 2017, there was no liability on the part of the Fund to reimburse the Adviser for organizational and operating expenses as the Fund had not yet entered into the Advisory Agreement, which includes a provision that defines the conditions and terms of the reimbursement of organization and offering expenses. As of June 30, 2017, we had not entered into such agreement; therefore no organization and offering costs were payable by the Fund as of such date.

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

Fund Expenses

As of June 30, 2017, the Adviser and its affiliates have incurred expenses of approximately $134,000 on behalf of the Fund in relation to professional fees for audit and tax services and board of directors compensation costs. As of June 30, 2017, there was no liability on the part of the Fund to reimburse the Adviser for operating expenses as the Fund had not yet entered into the Advisory Agreement, which includes a provision that defines the conditions and terms of the reimbursement of such expenses. As of June 30, 2017, we had not entered into such agreement; therefore no such expenses were payable by the Fund as of such date.

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

Recent Developments

On July 5, 2017, our board of directors approved an investment advisory agreement with the Adviser, which was executed on July 27, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2017 and December 31, 2016, we had not commenced investment activities.

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

Item 1A. Risk Factors

As of June 30, 2017, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (1)

3.3	Articles of Amendment and Restatement*

3.4	Bylaws(2)

10.1	Investment Advisory Agreement between the Company and the Adviser, dated July 27, 2017*

10.2	License Agreement between the Company and the Adviser, dated August 14, 2017*

10.3	Form of Subscription Agreement*

10.4	Expense Reimbursement Agreement dated August 14, 2017*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on April 8, 2016.
(2)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on July 1, 2016.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION
Date: August 14, 2017
	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)