Form 10-Q
period 2017-09-30
AB Private Credit Investors Corp
filed 2017-11-13
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 2,500 shares of common stock, $0.01 par value per share, outstanding as of November 13, 2017.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2017

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Unaudited Statement of Assets and Liabilities

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS:
Cash	$25,000	$1,000
Expense Payment from Adviser	$565,647
Deferred Offering Cost	$235,353

Total Assets	$826,000	$1,000

LIABILITIES:
Organizational and Offering Expenses	$703,000
Professional Fees	$98,000

Total Liabilities	$801,000	$0

Net Assets	$25,000	$1,000
Composition of Net Assets:
Common Stock, $0.01 par value	$25	$1
Additional paid in capital	24,975	999

	$25,000	$1,000

Shares
Net asset value per share (2,500 and 100 shares of Common Stock issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	$10.00	$10.00

See accompanying notes to financial statements.

AB Private Credit Investors Corporation

Unaudited Statement of Operations

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Investment income
Total Investment Income	$0	$0

Operating expenses
Organizational and Offering Expenses	467,647	467,647
Directors’ Fees	149,000	149,000
Professional Fees	385,500	385,500

Total Operating Expenses	1,002,147	1,002,147

Expense Payment	(1,002,147)	(1,002,147)

Net Income	$0	$0

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

The Fund is conducting private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Fund’s common stock pursuant to a subscription agreement entered into with the Fund. Investors will be required to fund drawdowns to purchase shares of the Fund’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Fund delivers a notice to its investors. The Fund anticipates commencing its loan origination and investment activities contemporaneously with the initial drawdown from investors in the initial Private Offering.

As of September 30, 2017, no significant operations other than the sale and issuance of (i) 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) and (ii) 2,400 shares of common stock, par value $0.01, on May 26, 2017 to AB Private Credit Investors LLC, the Fund’s external investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Fund’s board of directors on both occasions.

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital drawn-down notice. At September 30, 2017 the Fund had total Capital Commitments of $70,928,060, of which 100% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

As of September 30, 2017, the Fund had not commenced significant operational or investment activities.

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

Cash consists of demand deposits. Cash is carried at cost, which approximates fair value. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally describes as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

Management does not believe this accounting standard, which is not yet effective, if currently adopted, would have a material effect on the accompanying financial statements. The Adviser is assessing the impact this accounting standard will have once the Fund commences investment activities.

3. Agreements and Related Party Transactions

Advisory Agreement

On July 5, 2017, the Fund’s board of directors approved the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated.

The Fund will also pay the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income”) for the quarter, as further described below. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we have entered into with State Street Bank and Trust Company (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. GAAP). Pre-incentive fee net investment income also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received.

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

The amount of capital gains incentive fee expense related to a hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

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

Administration Agreement and Expense Reimbursement Agreement

We have entered into the Administration Agreement with the Administrator and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator will be responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services. We will reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Expense Support and Conditional Reimbursement Agreement

On September 29, 2017, the Fund and the Adviser entered into an agreement (the “Expense Support and Conditional Reimbursement Agreement”) to limit certain of the Fund’s Operating Expenses, as defined in the Expense Support and Conditional Reimbursement Agreement, to no more than 1.5% of the Fund’s average quarterly gross assets. To achieve this percentage limitation, the Adviser has agreed to reimburse the Fund for certain Operating Expenses on a quarterly basis (any such payment by the Adviser, an “Expense Payment” and the Fund has agreed to later repay such amounts (any such payment by the Fund, a “Reimbursement Payment”), pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement. The actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets, is referred to as the “Percentage Limit.”

Any Expense Payment by the Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement will be subject to repayment by the Fund on a quarterly basis within the three years following the fiscal quarter of the Fund in which the Operating Expenses were paid or absorbed, if the total Operating Expenses for the current quarter, including Reimbursement Payments, expressed as a percentage of the Fund’s average gross assets during such quarter is less than the then-current Percentage Limit, if any, and the Percentage Limit that was in effect at the time when the Advisor reimbursed the Operating Expenses that are the subject of the repayment, subject to certain provisions of the Expense Support and Conditional Reimbursement Agreement, as described below. For purposes of the Expense Support and Conditional Reimbursement Agreement, “Operating Expenses” means the Fund’s Total Operating Expenses (as defined below), excluding base management fees, incentive fees, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses and “Total Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The calculation of average net assets will be consistent with such periodic calculations of average net assets in the Fund’s financial statements.

However, no Reimbursement Payment for any quarter will be made if: (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Fund at the time of such Reimbursement Payment is less than or equal to the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than or equal to the Operating Expense Ratio (as defined below) at the time the Expense Payment was made to which such Reimbursement Payment relates. For purposes of the Expense Support and Conditional Reimbursement Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365- day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses in any quarter by the Fund’s average net assets in such quarter.

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Advisory Agreement, or (b) the board of directors of the Fund makes a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement that have not been reimbursed by the Fund to the Adviser.

As of September 30, 2017, the amount of Expense Payments provided by the Adviser since inception is $1,002,147. Management believes that a Reimbursement Payment by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of September 30, 2017. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarter Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Percentage limit(2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	0.00%

Total	$1,002,147

(1)	The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distributions per share as of such date without compounding), divided by the Fund’s gross offering price per share as of such date.
(2)	Represents the actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets.

Transfer Agency Agreement

On September 26, 2017, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

4. Organizational and Offering Expenses

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Fund’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Fund’s private placement memorandum and other offering documents, including travel-related expenses. As of September 30, 2017, total organization expenses incurred amounted to $467,000. Offering expenses, which are being deferred, totaled $236,000, which is being amortized on a straight line basis over a one year period starting from September 29, 2017.

For the quarter ended September 30, 2017, the Adviser had reimbursed the above expenses as part of its Expense Payment, amounting to $467,647.

5. Fund Expenses

As of September 30, 2017, the Adviser and its affiliates have incurred expenses of approximately $534,500 on behalf of the Fund in relation to professional fees for insurance, legal, audit and tax services and board of directors’ compensation costs.

For the quarter ended September 30, 2017, the Adviser had reimbursed the above expenses as part of its Expense Payment, amounting to $534,500.

6. Net Assets

In connection with its formation, the Fund has the authority to issue 200,000,000 shares of the Fund’s common stock, par value $0.01 per share.

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital drawn-down notice. At September 30, 2017 the Fund had total Capital Commitments of $70,928,060, of which 100% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Fund, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

The Fund is conducting private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Fund’s common stock pursuant to a subscription agreement entered into with the Fund. Investors will be required to fund drawdowns to purchase shares of the Fund’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Fund delivers a notice to its investors. The Fund anticipates commencing its loan origination and investment activities contemporaneously with the initial drawdown from investors in the initial Private Offering.

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital drawn-down notice. At September 30, 2017 the Fund had total Capital Commitments of $70,928,060, of which 100% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

Portfolio and Investment Activity

As of September 30, 2017 and December 31, 2016, we have not commenced investment activities.

Results of Operations

As of September 30, 2017, we completed the Initial Closing of our Private Offering but had not commenced any significant operational or investment activities. As of December 31, 2016, we had not completed the Initial Closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

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

Expenses

Expenses for the three and nine months ended September 30, 2017 were as follows:

Expenses for the three and nine months ended September 30, 2017, were $1,002,147, which consisted of $467,647 in organizational and offering expenses, $149,000 in directors’ fees, and $385,500 in professional fees.

Pursuant to the Expense Support and Conditional Reimbursement Agreement, our Adviser provided expense support of $1,002,147, reducing our expenses to $0.00. See “Item 1. – Notes to Financial Statements – Note 3. Agreements and Related Party Transactions – Expense Support and Conditional Reimbursement Agreement.”

Organization and Offering Costs

As of September 30, 2017, the Adviser and its affiliates have incurred or expect to incur organizational costs of approximately $467,000 and offering costs of approximately $236,000 on behalf of the Fund.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. Offering costs are being deferred and will be amortized on a straight line basis over a one-year period starting from September 29, 2017.

Pursuant to the Expense Support and Conditional Reimbursement Agreement, our Adviser provided expense support of $467,000 and $236,000 for our organizational costs and offering costs, respectively, reducing our organizational costs and offering costs to $0.00. See “Item 1. – Notes to Financial Statements – Note 3. Agreements and Related Party Transactions – Expense Support and Conditional Reimbursement Agreement.”

Operating Expenses

Under the Advisory Agreement, our primary operating expenses include the payment of fees to the Adviser our allocable portion of overhead expenses under the Expense Reimbursement Agreement (as defined below) and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

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

Cash and cash equivalents as of September 30, 2017, taken together with our uncalled Capital Commitments of $70,928,060, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2017, we had $25,000 in cash and cash equivalents. During the nine months ended September 30, 2017, we used no cash for operating activities, as the Fund had not yet begun investment activities.

Equity Activity

In connection with our formation, we have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

On June 27, 2016, we issued 100 shares of our common stock to the Adviser, for an aggregate purchase price of $1,000. On May 26, 2017, we issued 2,400 shares of our common stock to the Adviser, for an aggregate purchase price of $24,000. We have not had any other equity transactions as of September 30, 2017 and December 31, 2016.

Contractual Obligations

As of September 30, 2017 and December 31, 2016, we have not commenced operations.

We have entered into the Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Advisory Agreement, the Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a base management fee equal to a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. We have entered into the Administration Agreement with the Administrator and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator will be responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services. We will reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Stockholder approval is not required to amend the Administration Agreement or the Expense Reimbursement Agreement.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Expense Support and Conditional Reimbursement Agreement

On September 29, 2017, the Fund and the Adviser entered into an agreement (the “Expense Support and Conditional Reimbursement Agreement”) to limit certain of the Fund’s Operating Expenses, as defined in the Expense Support and Conditional Reimbursement Agreement, to no more than 1.5% of the Fund’s average quarterly gross assets. To achieve this percentage limitation, the Adviser has agreed to reimburse the Fund for certain Operating Expenses on a quarterly basis (any such payment by the Adviser, an (“Expense Payment”) and the Fund has agreed to later repay such amounts (any such payment by the Fund, a “Reimbursement Payment”), pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement. The actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets, is referred to as the “Percentage Limit”).

Any Expense Payment by the Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement will be subject to repayment by the Fund on a quarterly basis within the three years following the fiscal quarter of the Fund in which the Operating Expenses were paid or absorbed, if the total Operating Expenses for the current quarter, including Reimbursement Payments, expressed as a percentage of the Fund’s average gross assets during such quarter is less than the then-current Percentage Limit, if any, and the Percentage Limit that was in effect at the time when the Advisor reimbursed the Operating Expenses that are the subject of the repayment, subject to Sections 2(b) and 2(c) as applicable. For purposes of the Expense Support and Conditional Reimbursement Agreement, “Operating Expenses” means the Fund’s Total Operating Expenses (as defined below), excluding base management fees, incentive fees, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses, and “Total Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The calculation of average net assets will be consistent with such periodic calculations of average net assets in the Fund’s financial statements.

However, no Reimbursement Payment for any quarter will be made if: (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Fund at the time of such Reimbursement Payment is less than or equal to the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than or equal to the Operating Expense Ratio (as defined below) at the time the Expense Payment was made to which such Reimbursement Payment relates. For purposes of the Expense Support and Conditional Reimbursement Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses in any quarter by the Fund’s average net assets in such quarter.

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) the Board of the Fund makes a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement that have not been reimbursed by the Fund to the Adviser.

For the quarter ended September 30, 2017, the Adviser’s Expense Payment amounted to $1,002,147. See “Item 1. – Notes to Financial Statements – Note 3. Agreements and Related Party Transactions – Expense Support and Conditional Reimbursement Agreement.”

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

As of September 30, 2017, we had $70,928,060 in total Capital Commitments from investors, all of which were unfunded.

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

Critical Accounting Policies

Valuation of Investments

We measure the value of our investments at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board (“FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

As of September 30, 2017 and December 31, 2016, we had not commenced investment activities.

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

As of September 30, 2017, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation(1)

3.2	Articles of Amendment(1)

3.3	Articles of Amendment and Restatement(3)

3.4	Bylaws(2)

10.1	Investment Advisory Agreement between the Fund and the Adviser, dated July 27, 2017(3)

10.2	License Agreement between the Fund and the Adviser, dated August 14, 2017(3)

10.3	Form of Subscription Agreement*

10.4	Expense Reimbursement Agreement, dated August 14, 2017(3)

10.5	Administration Agreement, dated September 29, 2017(4)

10.6	Custodian Agreement, dated September 29, 2017(4)

10.7	Expense Support and Conditional Reimbursement Agreement, dated September 29, 2017(4)

10.8	Dividend Reinvestment Plan, dated September 29, 2017(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on April 8, 2016.
(2)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55640) filed with the SEC on July 1, 2016.
(3)	Previously filed as an exhibit to the Fund’s quarterly report on Form 10-Q (File No. 814-01196) filed with the SEC on August 14, 2017.
(4)	Previously filed as an exhibit to the Fund’s current report on Form 8-K (File No. 814-01196 filed with the SEC on September 29, 2017.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 13, 2017	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)