Form 10-K
period 2017-12-31
AB Private Credit Investors Corp
filed 2018-03-20
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There is no established public market for the issuer’s common stock.

The issuer had 2,417,371.423 shares of common stock, $0.01 par value per share, outstanding as of March 20, 2018.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

i

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms “we,” “us,” “our,” and the “Fund” refer to AB Private Credit Investors Corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled

“Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we are an investment company.

PART I

Item 1.	Business

The Fund was formed on February 6, 2015 as a corporation under the laws of the State of Maryland. The Fund is structured as an externally managed, non-diversified, closed-end management investment company. The Fund was formed to invest primarily in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. The Fund commenced investment operations on November 15, 2017 (“Commencement”). We are advised by AB Private Credit Investors LLC (the “Adviser”), which is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. State Street Bank and Trust Company (the “Administrator”) provides the administrative services necessary for the Fund to operate.

We have elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to qualify annually as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, respectively, we are and will be required to comply with certain regulatory requirements. See “Business — Regulation as a Business Development Company” and “Business — Material U.S. Federal Income Tax Considerations.”

Our investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-sourced, privately-negotiated, secured, middle market loans. We intend to primarily invest in middle market businesses based in the United States. We expect that the primary use of proceeds by the companies in which the Fund invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital. As of December 31, 2017, our investment portfolio totaled $23,873,030 and consisted primarily of senior debt.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company for up to five years following our initial public offering, if any, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

The Private Offering

We enter into separate subscription agreements with investors providing for the private placement of our common stock (the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act,” and such offering, the “Private Offering”). Each investor makes a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement. Investors are required to make capital contributions to purchase Shares each time we deliver a capital call notice, which is issued based on our anticipated investment activities and capital needs, delivered at least 10 business days prior to the required funding date, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. Generally, purchases of our Shares are made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment (“Remaining Commitment”), at a per-Share price equal to the net asset value per share of our common stock subject to any adjustments. Prior to the commencement of the Private Offering, on June 27, 2016, we issued and sold 100 shares of our common stock to AB Private Credit Investors LLC, our Adviser, for an aggregate purchase price of $1,000. On May 26, 2017, we issued 2,400 shares of our common stock to the Adviser, for an aggregate purchase price of $24,000. Pursuant to the Private Offering, our initial closing occurred on September 29, 2017, and the Fund commenced investment operations on November 15, 2017.

On November 14, 2017, the Fund delivered a capital call notice to its investors relating to the sale of shares of the Fund’s common stock at an aggregate offering price of $14,185,612.07. The sale closed on November 30, 2017. On November 21, 2017, the Fund delivered a capital call notice to its investors relating to the sale of shares of the Fund’s common stock at an aggregate offering price of $3,546,403.02. The sale closed on November 30, 2017. On December 21, 2017, the Fund delivered a capital call notice to its investors relating to the sale of shares of the Fund’s common stock at an aggregate offering price of $6,457,252.23. The sale closed on December 31, 2017.

The Fund may accept additional Capital Commitments quarterly (“Subsequent Closings”) from new investors as well as existing investors that wish to increase their commitment and shareholding in the Fund. These Subsequent Closings are expected to occur on a calendar-quarter end based on investor interest as well as the state of the market and our capacity to invest the additional capital in a reasonable period. Each Capital Commitment is for the life of the Fund or for a shorter period based on the investor’s liquidation election, subject to the Fund’s receipt of exemptive relief that would permit stockholders to liquidate their investments pursuant to transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be established.

We entered into a credit agreement to establish a revolving credit facility (the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”) and any other lender that becomes a party to the Credit Facility in accordance with the terms of the Credit Facility, as lenders. As part of the Credit Facility and any other future credit facility we enter into, the right to make capital calls of stockholders may be pledged as collateral to a lender, which will be able to call for capital contributions upon the occurrence of an event of default under such related credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their Remaining Capital Commitments, without regard to the underlying value of their investment. See “Risk Factors — The right to make capital calls of stockholders may be pledged as collateral under the Credit Facility or any other future borrowing facility.”

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

Our investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-sourced, privately-negotiated, secured, middle market loans. We will invest at least 80% of our assets in debt instruments. We intend to invest in middle-market businesses based in the United States, which we generally define as having enterprise values between $50 million and $500 million. However, from time to time, we may invest in larger or smaller companies.

We will seek to build the Fund’s portfolio in a defensive manner that minimizes cyclical and correlated risks across individual names and sector verticals by targeting companies with strong underlying business models and durable intrinsic value.

We expect to continue to make investments primarily through primary originations as well as secondary purchases. Our credit investments will principally take the form of first lien, stretch senior, unitranche, and second lien loans, although the actual mix of instruments pursued will vary over time depending on our views on how best to optimize risk-adjusted returns. We will also consider unsecured mezzanine debt, structured preferred stock, and non-control equity co-investment opportunities, typically alongside a leading middle market financial sponsor and/or in partnership with a strong management group. We expect our loans will generally carry contractual maturities between four and six years.

We pursue opportunities across a broad range of sectors, including but not limited to, the following end markets: Alarm Monitoring; Communications and IT Infrastructure; Energy; Enterprise Software (including Software-as-a-Service); Equipment Finance; Financial Technology / Transaction Processing; Franchisors, Franchisees, and Restaurants; Healthcare and Healthcare IT; Non-discretionary Consumer (including certain Multi-site Retailers); Specialized, Value-Added Manufacturing; Specialty Finance; and Technology-Enabled Services.

The Board of Directors

Our business and affairs are managed under the direction of the board of directors (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of our Class II directors will expire in 2018, and if reelected by our stockholders, will serve terms to expire at the 2021 annual meeting of stockholders; the terms of our Class III directors will expire at the 2019 annual meeting of stockholders; and the terms of our Class I directors will expire at the 2020 annual meeting of stockholders. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

About Our Investment Adviser

Our investment activities are managed by our external investment adviser, AB Private Credit Investors LLC. We benefit from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $554 billion in assets under management as of December 31, 2017, and a global client base that includes institutions, private clients and retail investors. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

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

Investment Advisory Agreement

On July 27, 2017, we entered into the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

Base Management Fee

The base management fee is payable quarterly in arrears and calculated at an annual rate of 1.50%. The base management fee will be calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash assets, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears, but will be amortized monthly by the Fund over the fiscal quarter for which such base management fee is paid.

The base management fee for any partial month or quarter will be appropriately prorated.

Incentive Fee

The incentive fee, which provides the Adviser with a share of the income that the Adviser generates for us, consists of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on our net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income”) for the quarter, as further described below. Pre-incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees we receive from portfolio companies) that we accrue during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we have entered into with the Administrator, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. generally accepted accounting principles (“GAAP”). Pre-incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Our Adviser is not under any obligation to reimburse us for any part of the income-based incentive fees it received that was based on accrued interest that we never actually received. See “Risk Factors — Risks Relating to Our Business — There are significant potential conflicts of interest which could impact our investment returns” and “Risk Factors—Risks Relating to Our Business—Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser.”

Pre-incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income-based incentive fee, it is possible that we may accrue such fees in a quarter where we incur a net loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a quarter, we will accrue the applicable income-based incentive fee even if we have incurred a realized and/or unrealized capital loss in that quarter. However, cash payment of the incentive fee may be deferred in this situation, subject to the restrictions detailed at the end of this section.

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

Description of Quarterly Incentive Fee Calculations

We pay our Adviser an income-based incentive fee with respect to Pre-incentive Fee Net Investment Income in each calendar quarter as follows:

•	No income-based incentive fee in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed 1.5% per quarter (6% per annum), the “6% Hurdle Rate”; and

•

100% of Pre-incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of Pre-incentive Fee Net

Investment Income (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catch-up.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the Pre-incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and

•	10.0% of the amount of Pre-incentive Fee Net Investment Income, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the Pre-incentive Fee Net Investment Income until the amount of Pre-incentive Free Net Investment Income exceeds 1.94%, approximately 7.78% per annum; and

•	100% of Pre-incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), 8.24% per annum. This portion of Pre-incentive Fee Net Investment Income (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catch-up.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the Pre-incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and

•	15.0% of the amount of Pre-incentive Fee Net Investment Income, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”), approximately 9.41% per annum. The 8% Hurdle Rate is meant to limit the Adviser to 15% of the Pre-incentive Fee Net Investment Income until the amount of Pre-incentive Free Net Investment Income exceeds 2.35%, approximately 9.41% per annum; and

•	100% of Pre-incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter (the “8% Catch-up Cap”), approximately 10% per annum. This portion of Pre-incentive Fee Net Investment Income (which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up Cap) is referred to as the “8% Catch-up.” The 8% Catch-up is meant to provide the Adviser with 20.0% of the Pre-incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeded 2.50% in any calendar quarter; and

•	20.0% of the amount of Pre-incentive Fee Net Investment Income, if any, that exceeds 2.50% in any calendar quarter.

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 20% of our aggregate cumulative realized capital gains from the date of our election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” will not include any unrealized appreciation. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

The amount of capital gains incentive fee expense related to a theoretical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

We will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) the Pre-incentive Fee Net Investment Income, (b) the realized capital gain/loss and (c) unrealized capital appreciation/depreciation, expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Advisory Agreement.

Examples of Quarterly Incentive Fee Calculations

Example 1—Income Based Fee(1):

Assumptions

•	6% Hurdle Rate(2) = 1.50%

6% Catch-up = 0.17%

6% Catch-up Cap = 1.67%

7% Hurdle Rate(3) = 1.94%

7% Catch-up = 0.11%

7% Catch-up Cap = 2.06%

8% Hurdle Rate(4) = 2.35%

8% Catch-up = 0.18%

8% Catch-up Cap = 2.50%

•	Management fee(5) = 0.38%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(6) = 0.22%

(1)	The hypothetical amount of Pre-incentive Fee Net Investment Income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarter period ending on or prior to the date the payment set forth in the example is to be made the sum of (a) the Pre-incentive Fee Net Investment Income, (b) the realized capital gain/loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of our net assets, is at least 6.0%
(2)	Represents a quarter of the 6.0% annualized 6% Hurdle Rate.
(3)	Represents a quarter of the 6.67% annualized 7% Hurdle Rate.
(4)	Represents a quarter of the 9.41% annualized 8% Hurdle Rate.
(5)	Represents a quarter of the 1.5% annualized management fee.
(6)	Excludes offering expenses.

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income

(investment income - (management fee + other expenses)) = 0.65%

Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no income based fee.

Alternative 2

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.20%

•	Pre-incentive fee net investment income (“PIFNII”)

(investment income - (management fee + other expenses)) = 1.60%

Pre-incentive Fee Net Investment Income exceeds 6% Hurdle Rate, therefore there is an income based incentive fee.

Income Based Fee	=

100% × (the greater of 0% AND (the lesser of (PIFNII – 6% Hurdle Rate) AND (6% Catch-up Cap – 6% Hurdle Rate))

+ 10% × (the greater of 0% AND (the lesser of (PIFNII – 6% Catch-up Cap) AND (7% Hurdle Rate – 6% Catch-up Cap))

+ 100% × (the greater of 0% AND (the lesser of (PIFNII – 7% Hurdle Rate) AND (7% Catch-up Cap – 7% Hurdle Rate))

+ 15% × (the greater of 0% AND (the lesser of (PIFNII – 7% Catch-up Cap) AND (8% Hurdle Rate – 7% Catch-up Cap))

+ 100% × (the greater of 0% AND (the lesser of (PIFNII – 8% Hurdle Rate) AND (8% Catch-up Cap – 8% Hurdle Rate))

+ 20% × (the greater of 0% AND (PIFNII – 8% Catch-up Cap))

	=	(100% × (1.6% – 1.5%)) + 0% + 0% + 0% + 0% + 0%
	=	100% × 0.1%
	=	0.1%

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.40%

•	Pre-incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 1.80%

Pre-incentive Fee Net Investment Income exceeds 6% Hurdle Rate and 6% Catch-up Cap, but is less than the 7% Hurdle Rate. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.80% – 1.67%))
	=	0.17% + (10.0% × 0.13%)
	=	0.17% + 0.01%
	=	0.18%

Alternative 4

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.60%

•	Pre-incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 2.0%

Pre-incentive Fee Net Investment Income exceeds 7% Hurdle Rate, but is less than the 7% Catch-up Cap. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.00% – 1.94%))
	=	0.17% + (10.0% × 0.27% (1.94% – 1.67%)) + (100% × 0.06%)
	=	0.17% + 0.03% + 0.06%
	=	0.26%

Alternative 5

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.80%

•	Pre-incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 2.20%

Pre-incentive Fee Net Investment Income exceeds 7% Catch-up Cap, but is less than the 8% Hurdle Rate. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%)) + (15.0% × (2.20% – 2.06%))
	=	0.17 + (10.0% × 0.27%) + (100% × 0.12%) + (15% × 0.14%)
	=	0.17% + 0.03% + 0.11% + 0.02%
	=	0.33%

Alternative 6

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.00%

•	Pre-incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 2.40%

Pre-incentive Fee Net Investment Income exceeds 8% Hurdle Rate, but is less than the 8% Catch-up Cap. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%)) + (15.0% × (2.35% – 2.06%)) + (100% × (2.40% – 2.35%))
	=	0.17 + (10.0% × 0.27%) + (100% × 0.12%) + (15% × 0.29%) + (100% × 0.05%)
	=	0.17% + 0.03% + 0.11% + 0.04% + 0.05%
	=	0.40%

Alternative 7

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.20%

•	Pre-incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 2.60%

Pre-incentive Fee Net Investment Income exceeds 8% Hurdle Rate, but is less than the 8% Catch-up Cap. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%)) + (15.0% × (2.35% – 2.06%)) + (100% × (2.50% – 2.35%)) + (20% × (2.60% – 2.50%))
	=	0.17% + (10.0% × 0.27%) + (100% × 0.12%) + (15% × 0.29%) + (100% × 0.15%) + (20.0% × 0.10%)
	=	0.17% + 0.03% + 0.11% + 0.04% + 0.15% + 0.02%
	=	0.52%

Example 2—Capital Gains Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50 million and fair value (“FV”) of Investment B determined to be $32 million

•	Year 3: FV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains incentive fee, if any, would be:

•	Year 1: None (No sales transactions)

•	Year 2: $6 million (20.0% multiplied by $30 million realized capital gains on sale of Investment A)

•	Year 3: None; $5 million (20.0% multiplied by ($30 million realized cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous Capital Gains Fee paid in Year 2)

•	Year 4: $200,000; $6.2 million (20.0% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FV of Investment B determined to be $25 million and FV of Investment C determined to be $25 million

•	Year 3: FV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None (No sales transactions)

•	Year 2: $5.00 million (20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B))

•	Year 3: $1.40 million ($6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5.00 million (Capital Gains Fee paid in Year 2))

•	Year 4: None (No sales transactions)

•	Year 5: None ($5.00 million (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.40 million (cumulative Capital Gains Fee paid in Year 2 and Year 3)

Example 3—Deferral of Cash Payment of Incentive Fees:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”)

•	Year 2, Quarter 4: Fair value (“FV”) of Investment A determined to be $19 million

•	Net Assets for the 2 year period = $20mm(1)

Period	Hurdle Rate	Management Fee	Other Expenses	Investment Income	Pre- Incentive Fee Net Investment Income	Income- Based Fee(2)
Year 1, Quarter 1	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 1, Quarter 2	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 1, Quarter 3	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 1, Quarter 4	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 1	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 2	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 3	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 4	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%

Most recent four full fiscal quarter period ending Year 2, Quarter 4:

a)	Pre-incentive Fee Net Investment Income as a return on net assets = 2.20% * 4 = 8.8%

b)	Realized capital gain/(loss) = zero

c)	Unrealized capital appreciation/(depreciation) = ($1mm), as a return on net assets = (5%)

Sum of a), b) and c) = 3.8%, therefore the income-based incentive fee for Year 2, Quarter 4 will not be paid and will be carried over for payment in subsequent periods

(1)	Assumes all net investment income is distributed to investors
(2)	See Example 1, Alternative 5 for calculation

Payment of Our Expenses

All professionals of the Adviser and/or the Administrator, while engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, will be provided and paid for by the Adviser and not by us. We will pay all organizational expenses, operating expenses and other expenses incurred by the Adviser related to the Fund and the execution of our investment strategy, including, without limitation, those relating to:

•	reasonable and documented organization and offering expenses to the extent reimbursement of such expenses is included in any current or future agreement with the Adviser;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial (including advising with respect to our financing strategy) and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	base management fees and incentive fees payable to the Adviser;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, holding of meetings, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	marketing expenses;

•	all other expenses incurred by the Fund, the Administrator or the Adviser in connection with administering the Fund’s business including payments under the Administration Agreement with the Administrator and payments under the Expense Reimbursement Agreement based on the Fund’s allocable portion of the Adviser’s overhead in performing its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually (i) (A) by our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) by a majority of our Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors — Risks Related to our Business and Structure —the Adviser and the Administrator have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Board Approval of the Advisory Agreement

Our Board determined at a meeting held on July 5, 2017, to approve the Advisory Agreement. In its consideration of the approval of the Advisory Agreement, the Board focused on current, historical and projected information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Adviser over the term of the Advisory Agreement;

•	comparative data with respect to advisory fees or similar expenses currently paid by other business development companies with similar investment objectives;

•	our historical and projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•	any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of such relationship, including through the Advisory Agreement;

•	information about the services to be performed and the personnel performing such services under the Advisory Agreement, including the capacity of the Adviser to handle the anticipated size and nature of our portfolio in the future;

•	the organizational capability and financial condition of the Adviser and its affiliates;

•	The Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and

•	the possibility of obtaining similar services from other third-party service providers or through an internally managed structure, including both the potential benefits and relative costs and expenses involved.

Deferral of Incentive Fees in Certain Instances

The terms of the Advisory Agreement provide that we will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made the sum of (a) the Pre-incentive Fee Net Investment Income, (b) the realized capital gain/loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Advisory Agreement.

Expense Support and Conditional Reimbursement Agreement

On September 29, 2017, we entered into an agreement with the Adviser (the “Expense Support and Conditional Reimbursement Agreement”) to limit certain of the Fund’s Operating Expenses, as defined in the Expense Support and Conditional Reimbursement Agreement, to no more than 1.5% of our average quarterly gross assets. To achieve this percentage limitation, the Adviser has agreed to reimburse us for certain Operating Expenses on a quarterly basis (any such payment by the Adviser, an “Expense Payment”), and we have agreed to later repay such amounts (any such payment by the Fund, a “Reimbursement Payment”), pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement. The actual percentage of Operating Expenses paid by us in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets, is referred to as the “Percentage Limit.”

Any Expense Payment by the Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement will be subject to repayment by us on a quarterly basis within the three years following the fiscal quarter of the Fund in which the Operating Expenses were paid or absorbed, if the total Operating Expenses for the current quarter, including Reimbursement Payments, expressed as a percentage of our average gross assets during such quarter is less than the then-current Percentage Limit, if any, and the Percentage Limit that was in effect at the time when the Adviser reimbursed the Operating Expenses that are the subject of the repayment, subject to certain provisions of the Expense Support and Conditional Reimbursement Agreement, as described below. For purposes of the Expense Support and Conditional Reimbursement Agreement, “Operating Expenses” means the Fund’s Total Operating Expenses (as defined below), excluding base management fees, incentive fees, distribution and stockholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses and “Total Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The calculation of average net assets will be consistent with such periodic calculations of average net assets in the Fund’s financial statements.

However, no Reimbursement Payment for any quarter will be made if: (1) the Effective Rate of Distributions Per Share (as defined below) declared by us at the time of such Reimbursement Payment is less than or equal to the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio at the time of such Reimbursement Payment is greater than or equal to the Operating Expense Ratio (as defined below) at the time the Expense Payment was made to which such Reimbursement Payment relates. For purposes of the Expense Support and Conditional Reimbursement Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and stockholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses in any quarter by our average net assets in such quarter.

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Advisory Agreement, or (b) the Board makes a determination to dissolve or liquidates the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement that have not been reimbursed by the Fund to the Adviser.

As of December 31, 2017, the amount of Expense Payments provided by the Adviser since inception is $2,029,545. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2017, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarter Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%

Total	$2,029,545

(1)	The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distributions per share as of such date without compounding), divided by the Fund’s gross offering price per share as of such date.
(2)	Represents the actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets.

Expense Reimbursement Agreement and Administration Agreement

On September 29, 2017, the Fund and the Administrator entered into the Administration Agreement. Pursuant to the Administration Agreement, the Administrator will perform, or oversee the performance of, our required administrative services except those that are provided by the Adviser or an affiliate of the Adviser, and which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement will be determined based on arms-length negotiations with the Administrator and will be based upon expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Also on September 29, 2017, the Fund and the Adviser entered into the Expense Reimbursement Agreement. Payments under the Expense Reimbursement Agreement will be based upon the compensation of our Chief Financial Officer and Chief Compliance Officer and other staff of the Adviser providing administrative services to the Fund as well as our allocable portion of overhead expenses. In accordance with the terms of the Administration Agreement and the Expense Reimbursement Agreement, we expect that overhead and other administrative expenses will be generally allocated between us and the Adviser by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing investment advisory or administrative functions on behalf of the Adviser. The Administration Agreement and the Expense Reimbursement Agreement may be terminated by each party thereto without penalty upon 60 days’ written notice to the other party.

The Administration Agreement provides that absent negligence or willful misconduct, the Administrator and its directors, officers, employees and agents shall be held harmless from all loss, cost, damage and expense, including reasonable fees and expenses for counsel, incurred by the Administrator in connection with the Administrator’s performance of the its duties under the Administration Agreement. The Expense Reimbursement Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations, the Adviser and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it is entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Expense Reimbursement Agreement.

Credit Facility

On November 15, 2017, we entered into the Credit Facility with HSBC as Administrative Agent and any other lender that becomes a party to the Credit Facility in accordance with the terms of the Credit Facility, as lenders. The initial maximum commitment under the Revolving Credit Facility is $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2017, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

Managerial Assistance

As a BDC, we will offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. The Adviser will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by the Adviser in accordance with the Advisory Agreement.

Dividend Reinvestment Plan

On September 26, 2017, our dividend reinvestment plan (the “DRIP”) became effective, a form of which was approved by the Board of Directors of the Fund on August 7, 2017. Pursuant to the DRIP, the stockholders will receive dividends or other distributions in cash unless a stockholder elects to reinvest his or her dividends and other distributions as provided below. As a result of adopting such a plan, if our Board authorizes, and we declare, a cash dividend or distribution, our stockholders who have opted in to our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash.

No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions received in cash. A registered stockholder can instead elect to have a dividend or distribution reinvested in shares of our common stock by notifying the Adviser in writing. Those stockholders whose Shares are held by a broker or other financial intermediary can reinvest dividends and distributions in shares of common stock by notifying their broker or other financial intermediary of their election.

An Investor may elect to change its election by providing written notice to the Adviser no later than September 30 in any given fiscal year, to go into effect for the following fiscal year. Notwithstanding the foregoing, the Adviser may, in its sole and absolute discretion, accept such written notices on a later date. Such election may only be revoked prior to September 30 on such year unless otherwise determined by the Adviser. For example, an Investor who provides timely notice in a fiscal year to change its election to elect to receive cash distributions for the upcoming fiscal year will not receive distributions for income generated during the fourth quarter, as the amount of such distributions will be reflected in its net asset value until the date of the change in election.

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

The plan is terminable by the Fund upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any distribution by the Fund.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of the Administrator, the Adviser or its affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement. Each of our executive officers described under “Directors, Executive Officers and Corporate Governance” is an employee of the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. This investment team focuses on origination and transaction development and the ongoing monitoring of our investments. In addition, we may reimburse the Adviser for any allocable portion of the compensation paid by the Adviser (or its affiliates) to the Fund’s Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Fund) and any internal audit staff, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. See “Business — General — Investment Advisory Agreement; Administration Agreement.”

Our day-to-day investment and administrative operations are managed by the Adviser and its affiliates and the Administrator. The Adviser’s Investment Committee is supported by a team of additional experienced investment professionals. The Adviser and the Administrator may hire additional investment and administrative professionals in the future to provide services to us, based upon our needs. See “Business — General — Investment Advisory Agreement; Administration Agreement.”

Financial Information about Industry Segments and Geographic Areas

Our primary objectives include investing in and originating a portfolio of loans, bonds and equity investments to commercial businesses located throughout the United States. We presently do not evaluate our investments by industry segment but rather, we review performance on an individual basis. Accordingly, we do not report industry or geographic area segment information.

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

To qualify as a RIC, we must, among other things:

•	derive in each taxable year at least 90% of the Fund’s gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to the Fund’s business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and

•	diversify the Fund’s holdings so that, at the end of each quarter of each taxable year:

•	at least 50% of the value of the Fund’s total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of the Fund’s total assets and not more than 10% of the outstanding voting securities of such issuer, and

•	not more than 25% of the value of the Fund’s total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

As a RIC, we generally will not be subject to U.S. federal income tax on net income and net-realized capital gains that we distribute to stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (i.e., our taxable ordinary income, which includes, among other items, dividends, and interest, plus the excess (if any) of our net realized short-term capital gains over net realized long-term capital losses, reduced by deductible expenses) determined without regard to the deduction for dividends paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to timely distribute all or substantially all of our investment company taxable income in order to satisfy the Annual Distribution Requirement. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year and will be subject to U.S. federal income tax at regular corporate rates on all of our net income and net realized capital gains regardless of any distributions made to stockholders. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains (i.e., our net realized long-term capital gains in excess of net realized short-term capital losses) for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal corporate income tax.

If we qualify as a RIC and meet the Annual Distribution Requirement, we will be subject to a nondeductible 4% U.S. federal excise tax on undistributed income, unless we timely distribute (or are deemed to have timely distributed) each calendar year an amount equal to the sum of:

•	at least 98% of the Fund’s ordinary income (taking into account certain deferrals and elections) for the calendar year;

•	at least 98.2% of the amount by which the Fund’s capital gains exceed its capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by the Fund to use its own taxable year); and

•	certain undistributed amounts from previous years on which the Fund paid no U.S. federal income tax.

While we intend to make sufficient distributions to satisfy the Annual Distribution Requirement as discussed above, we may choose to defer certain distributions of net income or net realized capital gains. If we do so, we will be subject to this 4% U.S. federal excise tax only on the amount by which we do not meet the foregoing distribution requirement.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. See “Business — Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous. For example, we may have to sell assets at times when their fair market value is lower than cost due to temporary market conditions. In the absence of a need to sell assets to generate cash to satisfy our distributions requirements, we may believe that it would be better from an investment standpoint to retain such assets until they matured or market conditions improved.

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

Failure to Qualify as a RIC

We intend to elect to be treated as a RIC with respect to our taxable year ending in 2017. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income at regular corporate rates. In addition, we would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains when recognized over the next five years. Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

If we have previously qualified as RIC, but were subsequently unable to qualify for treatment as a RIC, and certain cure provisions are not applicable, we would be subject to tax on all of our taxable income (including net capital gains) at regular corporate rates for any year in which we fail to qualify as a RIC. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

The remainder of this discussion assumes that we qualify as a RIC for each future taxable year.

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

If we invest in the stock of a foreign corporation that is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC,” we would be subject to a penalty tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. A PFIC is any foreign corporation if (i) 75 percent or more of the gross income of such corporation for the taxable year is passive income, or (ii) at least 50 percent of the average percentage of assets held by such corporation during the taxable year produce passive income or are held for the production of passive income. Under certain circumstances, we may be eligible to make a special election to ameliorate the effects of the penalty tax by electing to treat the PFIC as a qualifying electing fund, or “QEF,” or by electing to mark to market the PFIC stock. If we make a QEF election, we would not be subject to the penalty tax, but we would currently be subject to tax at ordinary rates on any increases in the earnings and profits of the PFIC even if the PFIC makes no distributions. Furthermore, under proposed United States Treasury Regulations, certain income derived by us from a PFIC with respect to which we have made a QEF election would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC only to the extent the PFIC makes distributions of that income to us. If we make the mark-to-market election, we would recognize ordinary income or loss each year on a mark-to-market basis based on changes in the value of the PFIC stock. If we do invest in a PFIC, no assurances can be given that we will be eligible to or will make a QEF election or a mark-to-market election with respect to such PFIC.

Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations of the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our stockholders as ordinary income.

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

We or the applicable withholding agent will provide you with a notice reporting the amount of any ordinary income dividends (including the amount of such dividend, if any, eligible to be treated as qualified dividend income) and capital gain dividends by January 31. For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if we pay you a dividend in January that was declared in the previous October, November or December to stockholders of record on a specified date in one of these months, then the dividend will be treated for tax purposes as being paid by us and received by you on December 31 of the year in which the dividend was declared. If a stockholder purchases shares of our stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the stockholder will be subject to tax on the distribution even though it represents a return of its investment.

Dividend Reinvestment Plan. Under the DRIP, if a U.S. stockholder owns shares of common stock registered in its own name, the U.S. stockholder will have all cash distributions automatically reinvested in additional shares of common stock if the U.S. stockholder opts in to our dividend reinvestment plan by delivering a written notice to the Adviser or our dividend paying agent, as applicable, in accordance with the terms of the dividend reinvestment plan. See “Business — Dividend Reinvestment Plan.” Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. The U.S. stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

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

Limitation on Deduction for Certain Expenses. For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering; we may qualify as a publicly offered RIC for future taxable years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, for taxable years beginning before 2026, these expenses, referred to as miscellaneous itemized deductions, generally are not deductible by an individual. For taxable years beginning in 2026 or later, these expenses are deductible to an individual only to the extent they exceed 2% of such stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

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

Taxation of Non-U.S. Stockholders

The following discussion only applies to non-U.S. stockholders that are not engaged in a U.S. trade or business. Non-U.S. stockholders engaged in a U.S. trade or business should consult their own tax advisers to determine the tax consequences to such non-U.S. stockholder of acquiring, holding, and disposing of Shares. Whether an investment in Shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. The tax consequences to non-U.S. stockholders entitled to claim the benefits of an applicable tax treaty or that are individuals that are present in the U.S. for 183 days or more during a taxable year may be different from those described herein. Non-U.S. stockholders should consult their own tax advisers before investing in shares of our common stock.

Actual and Deemed Distributions; Dispositions. Distributions to non-U.S. stockholders are not generally subject to U.S. income tax. Such distributions are subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless one of the exceptions discussed below are applicable. In this respect, no withholding is required with respect to a distribution if (i) the distributions are properly reported to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends (i.e., net interest income or net short-term capital gains) and (iii) certain other requirements are satisfied. In addition, no withholding is required with respect to distributions of our net capital gains properly reported as capital gain dividends. We anticipate that a significant portion of our distributions will be eligible for one of these exceptions from withholding. No certainty can be provided, however, that all of our distributions will be eligible for such exceptions and we cannot provide any certainty as to what percentage of our distributions (if any) that would not be eligible for such exceptions. Moreover, in the case of shares held through an intermediary, the intermediary may withhold amounts even if we reported all or a portion of our distribution as exempt from U.S. federal withholding tax.

If we distribute net capital gains in the form of deemed rather than actual distributions, a non-U.S. stockholder will be entitled to a federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a federal income tax return even if the non-U.S. stockholder is not otherwise required to obtain a U.S. taxpayer identification number or file a federal income tax return.

Gain from the Sale or Redemption of Shares. Gains realized by a non-U.S. stockholder upon the sale of Shares generally will not be subject to U.S. federal income or withholding tax.

Dividend Reinvestment Plan. Under the dividend reinvestment plan, if a non-U.S. stockholder owns shares of common stock registered in its own name, the non-U.S. stockholder will have all cash distributions automatically reinvested in additional shares of common stock if it opts in to the dividend reinvestment plan by delivering a written notice to the Adviser or our dividend paying agent, as applicable, in accordance with the terms of the dividend reinvestment plan. If the distribution is a distribution of our investment company taxable income, and is not reported by us as a short-term capital gains dividend or interest-related dividend, the amount distributed (to the extent of our current or accumulated earnings and profits) will be subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) as discussed above and only the net after-tax amount will be reinvested in common shares. The non-U.S. stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount reinvested. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the non-U.S. stockholder’s account.

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

Tax Consequences of Possible Spin-Off or Liquidating Share Class

We intend to apply for exemptive relief from the SEC which, if granted, would provide a liquidity option to allow investors to exchange their Shares for shares of common stock in a newly formed entity (the “New BDC”) that will elect to be treated as a BDC under the 1940 Act, and that will effectuate an orderly wind down after the third anniversary of the initial closing of the Fund’s private placement, and every three years thereafter.1 Investors will also be able to retain their existing Shares and investments in the Fund and to receive distributions in the ordinary course. In order to effectuate this option, the Fund expects it would need to, among other things, transfer to the New BDC, in exchange for newly issued shares of the New BDC, a pro rata portion of its assets and liabilities corresponding to the aggregate net asset value of the Shares of the investors that have elected to invest in the New BDC (the “Transfer Assets”), and thereafter exchange the New BDC shares received for the Shares of the electing investors. Such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “New BDC Spin-Off.” Upon execution of the New BDC Spin-Off, investors owning shares of the New BDC will be released from any further obligation to purchase additional Fund Shares but their Remaining Commitment, if any, may be called in exchange for additional shares of the New BDC. Such Remaining Commitments will not be called to fund new investments in the New BDC and investors owning shares of the New BDC will not be required to fund their respective Remaining Commitments with respect to such shares of the New BDC except to the extent necessary to cover any required post commitment period obligations.

The Fund may also apply for exemptive relief from the SEC which, if granted, would allow the Fund to offer its stockholders the option to exchange their Shares, in whole or in part, for shares of a liquidating class of common stock (each share, a “Liquidation Share” and the class, the “Liquidating Share Class”). This offer would be made after the third anniversary of the initial closing of the Fund’s private placement, and every year thereafter.2 This offer will be made with respect to each stockholder beginning on the end of each calendar year that falls on or after the third anniversary of the date of the acceptance of the Investor’s commitment, and each subsequent calendar year end thereafter (an Investor holding matured Shares per this timeline being deemed an “Eligible Stockholder”). The Liquidation Shares will therefore have a series for each year that this is offered (e.g., 2020 Series, 2021 Series, etc.). If exemptive relief for the Liquidating Share Class is granted by the SEC, the Fund intends to continue operations in perpetuity (or until the Adviser determines an alternative liquidity option is in the best interest of the stockholders). Eligible Stockholders will have the right to obtain one Liquidation Share for each Share owned as of the last day of each calendar year (each, a “Liquidating Share Exchange Date”) by providing at least 90 days’ prior written notice to the Fund. Eligible Stockholders may also have the right as part of the process for electing (or declining) to exchange Shares for Liquidation Shares (each exchange, a “Liquidating Share Exchange,”) to call, in whole or in part, any Remaining Commitments pursuant to their subscription agreement, and may do so after the Liquidating Share Exchange. Such Remaining Commitments will not be called to fund new investments in the Fund and Investors owning shares of the Liquidating Share Class will not be required to fund their respective Remaining Commitments with respect to such Liquidation Shares except to the extent necessary to cover any required post commitment period obligations.

In the event exemptive relief for the Spin-off or Liquidating Share Class is granted by the SEC, we will determine the tax consequences of such transaction to our Liquidating Investors and the Fund at that time and such tax consequences will be disclosed in a subsequent disclosure.

[1]	The Fund may delay its initial offer of shares of the New BDC by one year until after the fourth anniversary of the initial closing of the Fund’s private placement (i) to provide the Fund with additional time to seek the exemptive relief required to effectuate the New BDC Spinoff or (ii) for another reason as determined appropriate by the Adviser.
[2]	The Fund may delay its initial offer of the Liquidating Share Class by one year until after the fourth anniversary of the initial closing of the Fund’s private placement (i) to provide the Fund with additional time to seek the exemptive relief required to effectuate the New BDC Spinoff or (ii) for another reason as determined appropriate by the Adviser.

In the event we offer stockholders the option to elect to either (i) retain their ownership of our Shares or (ii) exchange their Shares for shares of common stock in the New BDC, we will determine the tax consequences of such transaction to our stockholders and the Fund at that time and such tax consequences will be disclosed in a subsequent disclosure describing such options. The tax consequences of any such transaction will depend on, among other things, the manner in which the transaction is effectuated, our status as a RIC, and the tax laws in effect at that time of transaction.

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

Regulation as a Business Development Company

General

A BDC is a closed-end fund that elects to be treated as a business development company under the 1940 Act. As a BDC, we have greater flexibility under the 1940 Act than other investment companies in, among other things, dealing with portfolio companies, issuing securities, and compensating advisors. If we were to lose our status as a BDC, we would be subject to more onerous requirements under the 1940 Act applicable to non-BDC closed-end investment companies. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by private or public stockholders and from other sources to make long-term, private investments in businesses.

The 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to qualify as a RIC for U.S. tax purposes.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are limited in our ability to invest in any portfolio company of a fund which the Adviser manages or in which our affiliates currently is investing, or to make any co-investments with the Adviser or such of its affiliates without an exemptive order from the SEC, subject to certain exceptions.

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

(iv)	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance (other than small and solvent companies described above in Qualifying Assets category 1.c.iv.); except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. While it is unlikely, we may also invest in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 200% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

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

Proxy Voting Policies and Procedures

We will generally not own publicly traded equity securities and will primarily invest in securities that do not have voting rights. To the extent that we invest in securities that do have voting rights, we have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures will be reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner, free of conflicts of interest and in the best interests of its clients.

The Adviser’s policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Our Adviser will vote proxies relating to our portfolio securities in what the Adviser perceives to be the best interest of our stockholders. It will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although it will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy-voting decisions will be made by the senior officers who are responsible for monitoring our investments. To ensure that our vote is not the product of a conflict of interest, the Adviser will require that: (1) anyone involved in the decision-making process disclose to management any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

•	We will never sell investor lists or information about investors to anyone.

•	In the normal course of business, we collect information about investors from the following sources: (1) account documentation, including applications or other forms (which may include information such as the investor’s name, address, social security number, assets, and income) and (2) information about investors’ transactions with us (such as account balances and account activity).

•	We have strict policies and procedures to safeguard personal information about investors (or former clients) which include (1) restricting access and (2) maintaining physical, electronic, and procedural safeguards that comply with federal standards for protecting such information.

•	To be able to serve investors and to provide financial products efficiently and accurately, it is sometimes necessary to share information with companies that perform administrative services for us or on our behalf. These companies are required to use this information only for the services for which we hired them, and are not permitted to use or share this information for any other purpose.

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

Risks Related to Our Business and Structure

Limited operating history as a BDC.

The Fund was formed in February 2015 and commenced operations on November 15, 2017. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, the Adviser may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of the members of the Adviser’s Investment Committee in prior investment funds. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we will invest. As a result, we will value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and our audit committee and with the oversight, review and approval of our Board.

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

We compete for investments with providers of capital with similar investment strategies including other BDCs, private equity funds, finance companies, and banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we will be able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors will have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.

The Adviser has incentives to favor its other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

Because the Adviser and its affiliates manage assets for other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans and certain high net worth individuals), certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive fees from certain accounts that are higher than the fees received by the Adviser from us, or receive a performance-based fee on certain accounts. In those instances, a portfolio manager for the Adviser has an incentive to favor the higher fee and/or performance-based fee accounts over us. Our Board monitors these conflicts.

The Adviser may allocate opportunities to its affiliates that have greater financial resources than we do.

As a recently formed entity, we are continuing to raise funds to be used in investing activities through the Private Offering. As described above, the Fund may co-invest with certain Affiliated Funds, subject to the Order, or in certain other circumstances. Until we have raised sufficient capital, the Adviser may present us with an opportunity to co-invest with certain Affiliated Funds consistent with the Order (or other requirements), but we may not be able to call enough capital to meet the opportunity. As a result, the Adviser may allocate these investments to certain Affiliated Funds, to the exclusion of the Fund. The decision by the Adviser to allocate that opportunity to another affiliated entity could result in the Fund forgoing an investment opportunity that it otherwise would have made and therefore limit the scope of investment opportunities that are available to the Fund.

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

We depend on the diligence, skill and investment acumen of J. Brent Humphries, our President and the Chairman of our Board, along with the other investment professionals at the Adviser. Mr. Humphries also serves as the President of the Adviser, and is Chairman of its Investment Committee. Mr. Humphries, together with the other members of the Adviser’s senior management, will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Mr. Humphries and the other members of the Adviser’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Humphries or any of the other members of the Adviser’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Adviser will continue indefinitely as the Adviser. The members of the Adviser’s senior management are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Mr. Humphries will dedicate his time to the activities of the Fund as deemed necessary or appropriate but is, and may be, engaged in other business activities which could divert his time and attention.

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

Misconduct by employees of the Adviser or by third-party service providers could cause significant losses to us.

Misconduct by employees of the Adviser or by third-party service providers could cause significant losses to us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized investment activities or concealing unsuccessful investment activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. No assurances can be given that the due diligence performed by the Adviser will identify or prevent any such misconduct.

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

The Adviser has undertaken to manage the Fund diligently in pursuit of its investment objectives. While conflicts of interest are inherent to the relationships among the Adviser and its affiliates, merely because an actual or potential conflict of interest exists does not mean that it will be acted upon to the detriment of the Fund. When a conflict of interest arises, the Adviser will endeavor to ensure that the conflict is resolved fairly.

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

Mr. Humphries, our President and Chairman of our Board, currently serves as the President of the Adviser, which is responsible for all investment decisions for the Fund. In addition, our executive officers and directors, including our Chief Financial Officer and Chief Compliance Officer, as well as the current and future members of the Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to our stockholders in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders.

In the course of our investing activities, we will pay management fees and incentive fees to the Adviser and reimburse the Administrator and/or the Adviser for certain expenses it incurs. As a result, investors will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Adviser will have interests that differ from those of our stockholders, giving rise to a conflict.

We have entered into a royalty-free license agreement with the Adviser pursuant to which the Adviser has granted us a non-exclusive royalty-free license to use the name “AB Private Credit Investors Corporation.” Under the license agreement, we have the right to use the “AB Private Credit Investors Corporation” name for so long as the Adviser or one of its affiliates remains our investment adviser.

In addition, we pay the Administrator expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees and expenses associated with performing compliance functions. These arrangements will create conflicts of interest that our Board must monitor.

With respect to a loan transaction that is led by the Fund and syndicated to other lenders, the Adviser will be entitled to retain any arrangement fee attributable to that portion of the loan transaction syndicated to such other lenders. While the amount of such a loan transaction, if any, that is allocated to the Fund will be determined in accordance with the Adviser’s investment allocation policy and procedures, the Adviser’s entitlement to any arrangement fee attributable to that portion of the loan transaction syndicated to such other lenders may incentivize the Adviser to syndicate a loan transaction (or a greater portion thereof) to other lenders.

The recommendations given to us by the Adviser may differ from those rendered by the Adviser to its other clients.

The Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through the Adviser, may obtain confidential information about the companies in which we have invested or may invest. If we possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. The impact of these restrictions on our ability to take action with respect to our investments could have an adverse effect on our results of operations.

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

The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is deemed to be “joint”), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We also generally will be unable to co-invest in any issuer in which the Adviser and its affiliates or a fund managed by the Adviser or its affiliates is investing. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which the Fund is an issuer) from or to, as well as co-investing with, any fund managed by our affiliates without the prior approval of the SEC. The decision by the Adviser to allocate an opportunity to another entity could cause us to forgo an investment opportunity that we otherwise would have made. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

On October 11, 2016, the Fund and certain of its affiliates received from the SEC an exemptive order that permits us to co-invest in portfolio companies with certain of our affiliates that are managed by the Adviser (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our investors and do not involve overreaching in respect of us or our investors on the part of any person concerned, and (2) the transaction is consistent with the interests of our investors and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

We may, however, invest alongside other clients of the Adviser and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the Order, or SEC staff interpretations and guidance. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other funds to co-invest in privately placed securities so long as certain conditions are met, including that the Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with the Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations or the Adviser’s allocation policy.

In situations where co-investment with other clients of the Adviser or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser will need to decide which client or clients will proceed with the investment. Under the Adviser’s allocation policy, such determinations will be made based on the principle that investment opportunities shall be offered to eligible clients on a basis that will be fair and equitable over time. As a result, we will not have an entitlement to make a co-investment in these circumstances, and to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a client of the Adviser or its affiliate holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us, and there can be no assurance that investment opportunities will be allocated to us fairly or equitably in the short term or over time.

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

The income-based incentive fee is calculated as a percentage of Pre-incentive Fee Net Investment Income. Since Pre-incentive Fee Net Investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, it is possible that we may pay an incentive fee in a quarter in which we incur a loss. For example, if we receive Pre-incentive Fee Net Investment Income in excess of the quarterly minimum hurdle rate, we will pay the applicable income-based incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rates are calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rates are reached in that quarter and, as a result, that an incentive fee is paid for that quarter. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the base management fee.

Also, the capital gains component of the incentive fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe the Adviser an incentive fee during one year as a result of realized capital gains on certain investments, and then incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years. Incentive fees earned in prior years cannot be clawed back even if we later incur losses.

Our incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so.

The incentive fee payable by us to the Adviser may create an incentive for the Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The income-based incentive fee payable to the Adviser will be calculated based on a percentage of our return on invested capital. This may encourage the Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. As a result, in certain situations the Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

A general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Given the structure of our Advisory Agreement with the Adviser, any general increase in interest rates will likely have the effect of making it easier for the Adviser to meet the quarterly hurdle rates for payment of income-based incentive fees under the Advisory Agreement without any additional increase in relative performance on the part of the Adviser. In addition, in view of the catch-up provisions applicable to income-based incentive fees under the Advisory Agreement, the Adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in the Adviser’s income-based incentive fee resulting from such a general increase in interest rates.

The Adviser and the Administrator have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right, under the Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. Similarly, the Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If the Adviser or the Administrator were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser, the Administrator and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations and cash flows.

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

Investors may default on Capital Calls.

Capital Calls (as defined in the subscription agreement) will be issued by the Fund from time to time at the discretion of the Adviser based upon the Adviser’s assessment of the needs and opportunities of the Fund. To satisfy such Capital Calls, investors are required to maintain their Capital Commitments in cash or other assets that can be readily converted to cash, within accounts under the control of AB or its affiliates. If such cash or other assets were not in such accounts and an investor fails to pay when due installments of its Capital Commitment to the Fund, and the Capital Commitments made by non-defaulting investors and borrowings by the Fund are inadequate to cover the defaulted Capital Commitment, the Fund may be unable to pay its obligations when due. As a result, the Fund may be subjected to significant penalties that could materially adversely affect the returns of the investor (including non-defaulting investors). Moreover, the subscription agreement provides for significant adverse consequences in the event an investor defaults on its Capital Commitment or other payment obligations.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we will be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, referred to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio (as defined in the 1940 Act), equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

Under the provisions of the 1940 Act, we will generally be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio (as defined under the 1940 Act), equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC.

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging will cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that additional leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for servicing our debt or distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Legislation was previously introduced in the U.S. House of Representatives that proposed a modification of this section of the 1940 Act to permit an increase in the amount of debt that business development companies could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.

We may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third-party managers may include former personnel of the Adviser or associated persons. As co-investors, we may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.

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

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we hold large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the Maryland General Corporation Law (the “MGCL”) and our charter, the Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in our common stock.

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

Although we have elected to be treated as a RIC, no assurance can be given that we will be able to maintain our qualification as a RIC. To maintain qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.

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

There are risks that may arise in connection with the rules under ERISA related to investment by ERISA Plans.

We intend to operate so that we will be an appropriate investment for employee benefit plans subject to ERISA. We will use reasonable efforts to conduct the Fund’s affairs so that the assets of the Fund will not be deemed to be “plan assets” for purposes of ERISA. In this regard, prior to the completion of a Qualified IPO, we may be (and currently are) operated as an annual “venture capital operating company,” under the ERISA rules in order to avoid our assets being treated as “plan assets” for purposes of ERISA. Accordingly, there may be constraints on our ability to make or dispose of investments at optimal times (or to make certain investments at all).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see “Business — Material U.S. Federal Income Tax Considerations.”

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution, or at other times, as determined by the Board in its discretion. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Business — Regulation as a Business Development Company.”

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering; we may qualify as a publicly offered RIC for future taxable years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees and incentive fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, for taxable years beginning before 2026, these expenses, referred to as miscellaneous itemized deductions, generally are not deductible by an individual. For taxable years beginning in 2026 or later, these expenses are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

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

We expend significant financial and other resources to comply with the requirements of the Exchange Act and the Sarbanes-Oxley Act.

We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. See “Business — Regulation as a Business Development Company — Sarbanes-Oxley Act of 2002.” To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We will implement additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

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

The proposals to establish a Liquidating Share Class, New BDC or a Limited Tender Offer (together, the “Proposals”) would involve transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be put in place. The SEC has not previously granted orders with respect to a Liquidating Share Class or a New BDC, and it could take several years before the SEC determines whether relief is appropriate and it may ultimately deny the requests for any or all of the Proposals. If the SEC were to deny any of the requests for the exemptive relief required to effectuate the Proposals, the Board would need to consider other ways to permit stockholders to liquidate their investments. If you expect to need access to your investment in the near future, you should not invest in the Fund.

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

The impact of recently enacted federal tax legislation on us, our shareholders and our investments is uncertain.

Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our shareholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that was designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. While the adoption of the proposed rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.

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

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted in favor of leaving the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Negotiations have commenced to determine the future terms of the United Kingdom’s relationship with the European Union. Events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

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

Our business relies on secure information technology systems. We depend heavily upon computer systems to perform necessary business functions. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e. cyber-attacks). Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems, both those provided by the Adviser and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

We invest primarily in primary issue, directly sourced and privately-negotiated secured debt issued by North American-based middle market firms. We will emphasize secured lending by focusing on first lien, stretch senior, unitranche and second lien loans, and will also consider mezzanine, structured preferred stock and non-control equity opportunities. Securities rated below investment grade are often referred to as “high yield” securities or “junk bonds,” and are considered “high risk” or speculative in nature compared to debt instruments that are rated above investment grade.

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

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

Our investment activities subject us to third party litigation risks.

In addition to litigation relating to the bankruptcy process, our investment activities subject us to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us and would reduce net assets.

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Adviser and its affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Adviser). These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to offerings of equity and investments made by us, which allow the Adviser to earn increased asset management fees.

The time and resources that individuals associated with the Adviser devote to us may be diverted, and we may face additional competition due to the fact that the Adviser is not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser and its affiliates currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that the Adviser devotes to us may be diverted, and during times of intense activity in other programs it may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

The Adviser will experience conflicts of interest in connection with the management of our business affairs.

The Adviser will experience conflicts of interest in connection with the management of our business affairs, including relating to the allocation of investment opportunities by the Adviser and its affiliates; compensation to the Adviser; services that may be provided by the Adviser and its affiliates to issuers in which we invest; investments by us and other clients of the Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds by the Adviser; differing recommendations given by the Adviser to us versus other clients; the Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Adivser’s use of “inside information” with respect to potential investments by us.

Certain investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser expects often to rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions.

A redemption of convertible securities held by us could have an adverse effect on our ability to achieve our investment objective.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

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

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

We may invest in mezzanine securities. To the extent we invest in mezzanine securities, they and other investments are expected to be unsecured and made in companies whose capital structures have significant indebtedness ranking ahead of the investments, all or a significant portion of which may be secured.

Mezzanine debt is typically junior to the obligations of a company to senior creditors, trade creditors and employees. Our investments and mezzanine securities (if any) are expected to be unsecured and made in companies whose capital structures have significant indebtedness ranking ahead of the investments, all or a significant portion of which may be secured. While the securities and other investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking ahead of the investments and may benefit from cross-default provisions and security over the portfolio company’s assets, some or all of such terms may not be part of particular investments. Default rates for mezzanine debt securities have historically been higher than for investment grade securities. Mezzanine securities and other investments generally are subject to various risks including, without limitation: (i) a subsequent characterization of an investment as a “fraudulent conveyance”; (ii) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing; (iii) equitable subordination claims by other creditors; (iv) so-called “lender liability” claims by the issuer of the obligations; and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Mezzanine debt investments may also be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation earlier than expected. In addition, mezzanine debt investments may include enhanced information rights or other involvement with a company’s board of directors that could result in limiting our ability to liquidate positions in the company.

We may invest in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments.

We may invest in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. Such securities and instruments are generally not exchange-traded and, as a result, trade in the OTC marketplace, which is less transparent than the exchange-traded marketplace. In addition, we may invest in bonds of issuers that do not have publicly traded equity securities, making it more difficult to hedge the risks associated with such investments. Our investments in below investment grade instruments exposes us to a substantial degree of credit risk and interest rate risk. The market for high yield securities has recently experienced periods of significant volatility and reduced liquidity. The market values of certain of these lower-rated and unrated debt investments may reflect individual corporate developments to a greater extent and tend to be more sensitive to economic conditions than those of higher-rated investments, which react primarily to fluctuations in the general level of interest rates. Companies that issue such securities are often highly leveraged and may not have available to them more traditional methods of financing. General economic recession or a major decline in the demand for products and services in which the borrower operates would likely have a materially adverse impact on the value of such securities and the ability of the issuers of such securities to repay principal and interest thereon, thereby increasing the incidence of default of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these high yield debt investments.

Certain of our investments are exposed to the credit risk of the counterparties with which, or the dealers, brokers and exchanges through which, our deals, whether in exchange-traded or OTC transactions.

Certain of our investments are exposed to the credit risk of the counterparties with which, or the dealers, brokers and exchanges through which, our deals, whether in exchange-traded or OTC transactions. If there is a default by the counterparty to such a transaction, we will, under most normal circumstances, have contractual remedies pursuant to the agreements related to the transaction. However, exercising such contractual rights may involve delays or costs which could result in losses to us. We may be subject to the risk of loss of our assets on deposit or being settled or cleared with a broker in the event of the broker’s bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of us, the bankruptcy of an exchange clearing house or the bankruptcy of any other counterparty. In the case of any such bankruptcy, we might recover, even in respect of property specifically traceable to us, only a pro rata share of all property available for distribution to all of the counterparty’s customers and counterparties. Such an amount may be less than the amounts owed to us. Such events would have an adverse effect on the NAV of our funds. Certain counterparties may have general custody of, or title to, our assets. The failure of any such counterparty may result in adverse consequences to the NAV of our fund.

In addition, we may from time to time use counterparties located in jurisdictions outside the U.S. Such counterparties usually are subject to laws and regulations in non-U.S. jurisdictions that are designed to protect customers in the event of their insolvency. However, the practical effect of these laws and their application to our assets may be subject to substantial limitations and uncertainties. Because of the range of possible factual scenarios involving the insolvency of a counterparty and the potential number of entities and jurisdictions that may be involved, it is impossible to generalize about the effect of such an insolvency on us and our assets. Investors should assume that the insolvency of any such counterparty would result in significant delays in recovering our financial instruments from or the payment of claims therefor by such counterparty and a loss to us, which could be material.

Our investments may be structured through the use of OTC options and swaps or other indirect investment transactions. Such transactions may be entered into with a small number of counterparties resulting in a concentration of counterparty risk. The exercise of counterparty rights under such arrangements, including forced sales of securities, may have a significant adverse impact on us and our fund’s NAV.

Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences.

Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to such investments were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt is used for a buyout of stockholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, further subordinate the debt obligations or the liens supporting such obligations to other existing and future indebtedness of the issuer or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on the debt obligations.

Under certain circumstances, payments to us and distributions by us to our stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments made in the form of debt as equity contributions.

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

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC or business development company status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of the Adviser or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

The right to make capital calls of stockholders may be pledged as collateral under the Credit Facility or any other future borrowing facility.

The Credit Facility, and any future borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants a credit facility or any other borrowing facility may provide may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant credit facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay distributions.

In addition, we expect that under a credit facility we will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our ability to be subject to tax as a RIC.

We have not yet identified all of the portfolio companies we will invest in using the proceeds of the Private Offering.

We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of the Private Offering. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, the Adviser will select our investments subsequent to the Initial Closing and Subsequent Closings, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.

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

Nonetheless, a securitization vehicle, if created, also would likely be consolidated in our financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. See “Business — Regulation as a Business Development Company.”

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

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of an offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio.

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

Market Information

Our common stock will be offered and sold in transactions exempt from registration by Section 4(a)(2) under the Securities Act and Regulation D. There will be no public offering of our shares. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. The shares of the Fund are offered only to prospective investors that are “accredited investors,” as defined in Regulation D.

Stockholders

We have entered into separate Subscription Agreements with a number of investors for the private placement of the Fund’s common shares. Investors will be required to make capital contributions to purchase shares of the Fund’s common stock each time the Fund delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-share price equal to the net asset value per share in accordance with the limitations under Section 23 of the 1940 Act, subject to any adjustments. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Fund’s organizational and other expenses. Upon the three-year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. Subject to certain potential exceptions, no Investor who participated in the Private Offering will be permitted to sell, assign, transfer or otherwise dispose of its Shares or Capital Commitment unless the Fund provides its prior consent and the transfer is otherwise made in accordance with applicable law.

The Initial Closing was September 29, 2017. Additional closings of the Private Offering may occur from time to time as determined by the Fund.

At December 31, 2017, we had received Capital Commitments totaling $121,430,978.

Holders

As of March 20, 2018, there were 484 holders of record of our common stock.

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated as a RIC under the Code. To qualify for and maintain RIC tax treatment, the Fund must distribute dividends in respect of each taxable year of an amount at least equal to 90% of the sum of net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for distributions paid. In order to avoid 4% excise taxes imposed on RICs, the Fund is required to distribute dividends to its stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which the Fund previously did not incur any U.S. federal income tax.

Dividend Reinvestment Plan

The Fund has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Fund declares in cash on behalf of the Fund’s stockholders for those stockholders electing not to receive cash. As a result, if the Board authorizes, and the Fund declares, a cash distribution, then the Fund’s stockholders who have “opted in” to the Fund’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Fund’s common stock, rather than receiving the cash dividend and distributions.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6.	Selected Financial Data

The Fund commenced investment operations on November 15, 2017 and there was no substantive activity for the period ended December 31, 2016. As a result, no selected financial data for the period ended December 31, 2016 has been presented. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited financial statements and the notes thereto included elsewhere in this Annual Report.

As of and for the Year Ended December 31, 2017
Statement of operations data:
Total investment income	$136,933

Total expenses	2,140,625

Expense Reimbursement from Investment Adviser	(2,029,545)
Waived Management Fee	(23,745)
Excise Tax Expense	2,336

Net investment income	47,262
Net realized and unrealized loss on investments	(4,246)

Net increase in net assets resulting from operations	$43,016

Per share data:
Net investment income	$0.04
Net increase in net assets resulting from operations	$0.04
Distributions declared	$0.00
Statement of assets and liabilities data (at period end):
Total assets	$48,039,586
Total investments, at fair value	$23,873,030
Total liabilities	$23,807,203
Total debt	$23,500,000
Total net assets	$24,232,383

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview

We were formed on February 6, 2015 as a corporation under the laws of the State of Maryland. On June 27, 2016, we issued and sold 100 shares of our common stock to AB Private Credit Investors LLC, our Adviser, for an aggregate purchase price of $1,000. On May 26, 2017, we issued 2,400 shares of our common stock to the Adviser, for an aggregate purchase price of $24,000.

On October 6, 2016, we filed with the SEC an election to be treated as a BDC under the 1940 Act. We also intend to elect for our taxable year ending in 2017, and to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income. As a BDC and a RIC, respectively, we are and will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Our investment activities are managed by our external investment adviser, AB Private Credit Investors LLC, an investment adviser that is registered under the Advisers Act. Our required administrative services are provided by State Street Bank and Trust Company.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company for up to five years following an initial public offering, if any, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

The Fund is conducting private offerings of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At the closing of any Private Offering, each investor will make a Capital Commitment to purchase shares of the Fund’s common stock pursuant to a subscription agreement entered into with the Fund. Investors will be required to fund drawdowns to purchase shares of the Fund’s common stock up to the amount of their respective Capital Commitment on an as needed basis each time the Fund delivers a notice to its investors.

On September 29, 2017, the Fund completed the Initial Closing of its Private Offering after entering into the Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance for a capital drawn-down notice. At December 31, 2017, the Fund had total Capital Commitments of $121,430,978. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

We will primarily hold secured loans, which encompass traditional first lien, unitranche and second lien loans, but may also invest in mezzanine, structured preferred stock and non-control equity co-investment opportunities. We will seek to deliver attractive risk adjusted returns with lower volatility and low correlation relative to the public credit markets. The Adviser believes our flexibility to invest across the capital structure and liquidity spectrum will allow us to optimize investor risk-adjusted returns.

Expenses

Expenses for the year ended December 31, 2017, were as follows:

Expenses for the year ended December 31, 2017, were $2,140,625, which consisted of $870,872 in organizational and offering expenses, $179,063 in directors’ fees and $775,330 in professional fees.

Pursuant to the Expense Support and Conditional Reimbursement Agreement, our Adviser provided expense support of $2,029,545 and voluntarily waived the Fund’s management fee of $23,745, reducing our expenses to $87,335. See “Item 1. – Notes to Financial Statements – Note 3. Agreements and Related Party Transactions – Expense Support and Conditional Reimbursement Agreement.”

Organization and Offering Costs

As of December 31, 2017, the Adviser and its affiliates have incurred or expect to incur organizational costs of $817,503 and offering costs of $209,458, of which $53,369 has been amortized, on behalf of the Fund.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. Offering costs are being deferred and will be amortized on a straight line basis over a one year period starting from September 29, 2017.

Pursuant to the Expense Support and Conditional Reimbursement Agreement, our Adviser provided expense support of $2,029,545, of which $870,872 accounts for our organizational costs and offering costs. See “Item 1. – Notes to Financial Statements – Note 3. Agreements and Related Party Transactions – Expense Support and Conditional Reimbursement Agreement.”

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

Portfolio and Investment Activity

We commenced investment operations on November 15, 2017. During the year ended December 31, 2017, we invested $23,873,030 in 8 portfolio companies and had $0 in aggregate amount of principal repayments, resulting in net investments of $23,873,030 for the year.

The following table shows the composition of the investment portfolio and associated yield data:

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$23,565,876	98.7%	$23,561,630	98.7%	8.3%
Common Stock	311,400	1.3	311,400	1.3	0

Total	$23,877,276	100%	$23,873,030	100%	8.3%

(1)	Based upon the par value of our debt investments

The following table presents certain selected financial information regarding our investment portfolio as of December 31, 2017:

As of December 31, 2017
Number of portfolio companies	8
Percentage of debt bearing a floating rate(1)	100%
Percentage of debt bearing a fixed rate(1)	—%

(1)	Measured on a fair value basis

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$23,565,876	100%	$23,561,630	100%
Non-accrual	—	—	—	—

Total	$23,565,876	100%	$23,561,630	100%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows the amortized cost and fair value of the investment portfolio and cash:

	As of December 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$23,565,876	57.45%	$23,561,630	57.45%
Common Stock	311,400	.76	311,400	.76
Cash	17,139,858	41.79	17,139,858	41.79

Total	$41,017,134	100.00%	$41,012,888	100.00%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Consumer Non-Cyclical	$2,164,649	9.06%	$2,164,539	9.06%
Education	6,761,095	28.32	6,758,994	28.32
IT Infrastructure	3,030,500	12.69	3,030,500	12.69
Software & Services	11,921,032	49.93	11,918,997	49.93

	$23,877,276	100.00%	$23,873,030	100.00%

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations

As of December 31, 2017, we completed the Initial Closing of our Private Offering. Operating results are as follows:

For the Year Ended December 31, 2017(1)
Total investment income	$136,933
Total expenses	2,140,625

Expense Reimbursement from Investment Adviser	(2,029,545)
Waived Management Fee	(23,745)
Excise Tax Expense	2,336

Net investment income	47,262
Net change in unrealized depreciation on investments	(4,246)

Net increase in net assets resulting from operations	$43,016

(1)	The Fund commenced investment operations on November 15, 2017.

Investment Income

During the year ended December 31, 2017, the Fund’s investment income was comprised of $136,933 of interest income, which includes $4,246 from the accretion of discounts.

The Fund commenced investment operations on November 15, 2017. We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until November 15, 2017.

Operating Expenses

The composition of our operating expenses was as follows:

For the Year Ended December 31, 2017(1)
Insurance Expenses	$145,110
Interest and credit facility expenses	63,591
Offering costs	53,369
Management fees	23,745
Administration and custodian fees	28,692
Organizational expenses	817,503
Professional fees and other expenses	829,552
Directors fees	179,063
Expense Reimbursement from Investment Adviser	(2,029,545)
Waived Management Fee	(23,745)

Total net expenses	$87,335

(1)	The Fund commenced investment operations on November 15, 2017.

Interest and debt financing expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility with HSBC. The Fund first drew on the Revolving Credit Facility on November 15, 2017. As of December 31, 2017, the Revolving Credit Facility had an outstanding balance of $23,500,000. Interest and debt financing expenses for the year ended December 31, 2017 were $63,591. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.94%.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2017, we had principal repayments of $0, resulting in no net realized gains (losses).

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the year ended December 31, 2017 we had $4,246 in unrealized depreciation on $23,877,276 of investments in 8 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2017, the net increase in net assets resulting from operations was $43,016. Based on the weighted average shares of common stock outstanding for the year ended December 31, 2017, our per share net increase in net assets resulting from operations from Commencement to December 31, 2017, was $0.04.

Cash Flows

For the year ended December 31, 2017, cash increased by $17,138,858. During the same period, we used $23,823,355 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2017, we generated $40,962,213 from financing activities, primarily from issuance of common stock and borrowings on our Revolving Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the year ended December 31, 2017, the Fund did not enter into any hedging contracts.

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

Cash and cash equivalents as of December 31, 2017, taken together with our uncalled Capital Commitments of $97,241,711, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2017, we had $17,139,858 in cash and cash equivalents. During the year ended December 31, 2017, we used $40,962,213 for operating activities, as the Fund began investment activities on November 15, 2017.

Equity Activity

In connection with our formation, we have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

On June 27, 2016, we issued 100 shares of our common stock to the Adviser, for an aggregate purchase price of $1,000. On May 26, 2017, we issued 2,400 shares of our common stock to the Adviser, for an aggregate purchase price of $24,000. On November 14, 2017, the Fund delivered a capital call notice to its investors relating to the sale of shares of the Fund’s common stock at an aggregate offering price of $14,185,612.07. The sale closed on November 30, 2017. On November 21, 2017, we delivered a capital call notice to investors relating to the sale of shares of our common stock at an aggregate offering price of $3,546,403.02. The sale closed on November 30, 2017. On December 21, 2017, we delivered a capital call notice to investors relating to the sale of shares of our common stock at an aggregate offering price of $6,457,252.23. The sale closed on December 31, 2017. We have not had any other equity transactions as of December 31, 2017.

Contractual Obligations

We commenced investment operations on November 15, 2017.

We have entered into certain contracts under which we have future commitments. Payments under the Advisory Agreement with the Adviser consist of (i) a base management fee equal to a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. Under the Administration Agreement, we will reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Stockholder approval is not required to amend the Administration Agreement or Expense Reimbursement Agreement. Any new investment advisory agreement would be subject to approval by our stockholders.

The following table shows our contractual obligations as of December 31, 2017:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years		3 – 5 Years		More Than 5 Years
Credit Agreement	$23.5	$23.5	$	—	$	—	$	—

See “Notes to Financial Statements – Note 4. Credit Facility,” for a discussion of the terms of the Credit Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2017, the Fund had unfunded Capital Commitments related to Subscription Agreements of $97,241,711.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the statements of assets and liabilities. As of December 31, 2017, our off-balance sheet arrangements consisted of the following:

	Expiration Date(1)	Unfunded Commitments
First Lien Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629
AEG Holding Company, Inc.	11/20/2023	433,452
Captain D’s, Inc.	12/15/2023	88,326
D1MT Holdings LLC	12/28/2022	220,000
Perforce Intermediate Holdings, LLC	12/28/2022	485,714
Qualifacts Corporation	12/12/2022	300,000
Velocity Purchaser Corporation	12/01/2022	173,913

Total First Lien Senior Secured Debt		$2,785,034

Total		$2,785,034

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Co-investment Exemptive Order

On October 11, 2016, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

Credit Facility Agreement

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”) and any other lender that becomes a party to the Credit Facility in accordance with the terms of the Credit Facility, as lenders.

The initial maximum principal amount (the “Maximum Commitment”) of the Credit Facility is $30 million. The Maximum Commitment amount may be increased upon request of the Fund to an amount agreed upon by the Fund and the Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the Administrative Agent, subject to certain terms and conditions. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ commitments (the “Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments).

Borrowings under the Credit Facility bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the Credit Agreement) for the applicable Interest Period; and (ii) with respect to Reference Rate Loans (as defined in the Credit Agreement), the greatest of: (i) the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate, (ii) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day, the average of the quotation for such day on such transactions received by the Administrative Agent from three (3) Federal funds brokers of recognized standing selected by the Administrative Agent and, upon request of Borrowers, with notice of such quotations to the Borrowers and (iii) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus two hundred basis points (2.00%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

The Credit Facility will mature on November 14, 2018, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 14, 2018; and (iv) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 14, 2018.

Subject to certain terms and conditions, the Credit Facility is secured by a first priority, exclusive, perfected security interest and lien in and on all of the Fund’s right, title and interest, in, to and under, whether now existing or hereafter acquired or arising and wherever located (a) all of the Fund’s rights, titles, interests and privileges in and to the Capital Commitments, and the Capital Contributions made by its Investors, and all other rights, titles, interests, powers and privileges related to, appurtenant to or arising out of the Capital Commitments; (b) all of the Fund’s rights, titles, interests, remedies, and privileges under the Constituent Documents (i) to issue and enforce Capital Calls and Pending Capital Calls, (ii) to receive and enforce Capital Contributions and (iii) relating to Capital Calls, Pending Capital Calls, Capital Commitments or Capital Contributions; (c) all proceeds of any and all of the foregoing.

The Credit Facility contains customary covenants and events of default (with customary cure and notice provisions).

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

The audit committee of our Board (the “Audit Committee”) is also responsible for assisting our Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board, with the assistance of the Adviser and its senior investment team and independent valuation firms, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by our Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1 – Quoted prices in active markets for identical investments.

•	Level 2 – Other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments).

The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety. For this purpose, the significance of an input is assessed against the fair value measurement in its entirety. If a fair value measurement uses observable inputs that require significant adjustment based on unobservable inputs, that measurement is a Level 3 measurement. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

The determination of what constitutes “observable” requires significant judgment by the Fund. The Fund considers observable data to be that market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.

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

Investment Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Investment transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the identified cost method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the statement of operations.

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Adviser and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.

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

Fund Expenses

As of December 31, 2017, the Adviser and its affiliates have incurred expenses of $2,029,545 on behalf of the Fund in relation to organization expenses, professional fees, directors’ fees, insurance expenses, interest and credit facility expenses, offering costs and administration and custodian fees.

Federal Income Taxes

We have elected to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We commenced investment operations on November 15, 2017.

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. Because we expect that most of our investments will bear interest at floating rates, we anticipate that an increase in interest rates would have a corresponding increase in our interest income that would likely offset any increase in our cost of funds and, thus, net investment income would not be reduced. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on our net investment income.

We will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Assuming that the statement of financial condition as of December 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(60,171.73)	$(58,750)	$(1,421.73)
Up 100 basis points	240,686.94	235,000	5,686.94
Up 200 basis points	481,373.88	470,000	11,373.88
Up 300 basis points	722,060.82	705,000	17,060.82

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

Information required by this Item is included beginning on page F-1.

Selected Quarterly Financial Data

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

Management’s report on internal control over financial reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2017.

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

Board of Directors and Executive Officers

Directors

Under our bylaws, our directors are divided into three classes. At each annual meeting, beginning in 2018, directors will be elected for staggered terms of three years, with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding our Board is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	50	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2020
Matthew Bass	38	Interested Director	2016	2018
Independent Directors
John G. Jordan	47	Director	2016	2018
Richard S. Pontin	64	Director	2016	2019
Terry Sebastian	50	Director	2016	2020

The address for each of our directors is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, New York, New York 10105.

Executive Officers Who Are Not Directors

Name	Age	Position
Mark R. Manley	55	Chief Compliance Officer
Wesley Raper	39	Chief Financial Officer

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

Independent Directors

John G. Jordan is an Advisory Board Member of LBJ Family Wealth Advisors, Ltd., a position he has held since 2015. From 2000 to 2015 he was President and a member of the Board of Directors of BusinesSuites, LP, which he grew into the third largest provider of shared office space, virtual offices, and meeting rooms in North America. In 2015 BusinessSuites, LP was renamed Watch Hill Holdings, LP, and from that time through 2017, Mr. Jordan served as the entity’s President and a member of its Board of Directors. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010-2015, as a member of the Board of Directors of Texas 4000 for Cancer, a non-profit organization, from 2010–2014, and as the Treasurer, President, and a member of the Board of Directors of the Global Workspace Association from 2008–2013. Prior to 2000, he held positions as Director of Business Development of SiLogiX, LLC, Investment Associate at the LBJ Holding Company, Assistant Vice President of Bank One, Texas, N.A. and Financial Analyst at CFO Services Inc. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000–2006.

Richard S. Pontin served as a member the Board of Directors and audit committee of Tangoe, a leading provider of information Technology and telecom asset and financial management services for global enterprises, from 2007 through June 2017. During that period, he also served as a member of the audit committee. He previously served as Executive Chairman of Tangoe from 2007–2009 and as Chief Executive Officer and a member of the Board of Directors of its predecessor company, TRAQ Wireless, from 2004–2007. Mr. Pontin has been a member of the Board of Directors and the Compensation Committee of PlumChoice Inc. since 2010. Since 2002 Mr. Pontin has also been an advisor to private equity and venture capital companies and entrepreneurs. He has advised several firms, focusing on corporate strategy, business planning, competitive analysis, M & A due diligence, KPI/metric implementation, product planning, and interim Chief Executive Officer Management. Between 2002 and 2011 Mr. Pontin served as the Chief Executive Officer of each of Airclic, Inc., Airband Communications, and Ionex Telecom. Prior to 2002, he served as President and Chief Operating Officer of Broadwing Communications and President and Chief Operating Officer of Cincinnati Bell, Inc., and held various positions at Nextel Communications, Bell South, MCI Communications, AT&T and Marion Laboratories. Mr. Pontin holds a B.S. in Biological Science and an M.B.A. from Drexel University, and is a member of the National Association of Corporate Directors, where he was recognized as the 2015 Governance Fellow for Excellence in Board Management and Governance.

Terry Sebastian has served as the President and a member of the board of directors at Cal Pacific Specialty Foods, LLC since 2011. He previously served as a member of the board of directors of the California Strawberry Commission and as the vice chairman of the Processing Strawberry Advisory Board from 2012 through December 2017. He is a member of the advisory board at Lake Pacific Partners, LLC, where he previously served as a managing director and founder from 2000 to 2010. Prior to this, Mr. Sebastian was a senior vice president at Natural Nutrition Group. Previously, Mr. Sebastian was an executive at McCain Foods and a management consultant at Booz, Allen & Hamilton. He also previously served as the chairman of Maxi Canada, as a director of Gladson and as a director of Teepak. Mr. Sebastian was the managing director of the Lundquist Center for Entrepreneurship at Charles H. Lundquist College of Business, University of Oregon. He has served as the president of the CEIBA Foundation, a non-profit charter school since 2015. Mr. Sebastian holds an M.B.A. from the Harvard Business School and a B.B.A. with high honors from the University of Texas at Austin.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Fund’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Fund. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Fund by such persons, the Fund believes that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

Code of Ethics

We and the Adviser each have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics applies to, among others, the Fund’s senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Fund. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. Persons subject to this code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. A copy of our code of ethics is available on our website: www.alliancebernstein.com/corporate/management/corporate-governance.htm.

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of our Board (the “Nominating and Corporate Governance Committee”) operates pursuant to a charter approved by our Board. The members of the Nominating and Corporate Governance Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is considered independent under the rules of the NASDAQ Global Select Market and is not an “interested person” of the Fund as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Jordan serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations, stock exchange requirements and industry best practices. Our Nominating and Corporate Governance Committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of our bylaws.

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

None of our executive officers will receive direct compensation from us. We may reimburse the Adviser the allocable portion of the compensation paid by the Administrator (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). See “Business — Investment Advisory Agreement” and “Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a) (19) of the 1940 Act. The independent directors receive an annual fee of $30,000 (the fee will increase to $50,000 for any fiscal year end when the Fund has average outstanding assets of $500 million). They also receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each meeting of the Board which lasts for four hours or more and $1,000 for attending any Board meeting which lasts for less than four hours. The Chair of our Audit Committee receives an annual fee of $5,000 (the fee will increase to $7,500 for any fiscal year end when the Fund has average outstanding assets of $500 million). The Chair of our Nominating and Corporate Governance Committee receives an annual fee of $1,250 (the fee will increase to $2,500 for any fiscal year end when the Fund has average outstanding assets of $500 million). We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors will have the option of having their directors’ fees paid in shares of our common stock issued at a price per share equal to the per share net asset value of our common stock.

The table below sets forth the compensation received by each director from the Fund for the fiscal year ended December 31, 2017.

Name of Director	Fees Earned or Paid in Cash($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation($)
Interested Director
J. Brent Humphries	—	—	—	—	—	—	—
Matthew Bass	—	—	—	—	—	—	—
Independent Directors
John G. Jordan(1)	42,250	—	—	—	—	—	42,250
Richard S. Pontin(2)	46,000	—	—	—	—	—	46,000
Terry Sebastian(3)	38,000	—	—	—	—	—	38,000

(1)	In 2016, Mr. Jordan was paid $20,625 in respect of service as a director in fiscal year 2016. Such amounts were recorded as expenses of the Fund and simultaneously subject to the Fund’s expense cap following the execution of the Advisory Agreement in 2017.
(2)	In 2016, Mr. Pontin was paid $22,500 in respect of service as a director in fiscal year 2016. Such amounts were recorded as expenses of the Fund and simultaneously subject to the Fund’s expense cap following the execution of the Advisory Agreement in 2017.
(3)	In 2016, Mr. Sebastian was paid $9,500 in respect of service as a director in fiscal year 2016. Such amounts were recorded as expenses of the Fund and simultaneously subject to the Fund’s expense cap following the execution of the Advisory Agreement in 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 20, 2018, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 2,417,371.423 shares of common stock outstanding as of March 20, 2018. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is AB Private Credit Investors Corporation, 1345 Avenues of the Americas, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	0%
Matthew Bass	—	0
Executive Officer	—	0
Wesley Raper	—	0
Independent Directors		0
John G. Jordan	—	0
Richard S Pontin	—	0
Terry Sebastian	—	0
All Directors and Executive Officers as a Group	—	0

Owners of 5% or more of our common stock AB Private Credit Investors LLC(1)		0%

*	Less than 1.0%
(1)	The address of AB Private Credit Investors Corporation is 1345 Avenues of the Americas, New York, NY 10105.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons, Policies and Procedures for Managing Conflicts; Co-investment Opportunities

Certain members of the Adviser’s senior investment team and Investment Committee serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the Adviser or AB with similar investment objectives. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. See “Risk Factors —Risks Related to Our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.” As a result, members of the Adviser’s senior investment team, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by the Adviser with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by the Adviser’s senior investment team, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us. The Adviser believes that this allocation system is fair and equitable, and consistent with its fiduciary duty to us. In particular, we have disclosed to investors how allocation determinations are made among any investment vehicles managed by the Adviser.

In the future, we may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Absent an exemptive order from the SEC, we generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. On October 11, 2016, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

Advisory Agreement

We entered into the Advisory Agreement with the Adviser, which was approved by the Board on July 5, 2017, pursuant to which we will pay the Adviser a base management fee and an incentive fee for its services. The Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for our portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause us to make more speculative investments that we would otherwise make in the absence of such fee structure.

Mr. Humphries, our President and Chairman of our Board, is a member of the Adviser’s Investment Committee, and our Chief Financial Officer, Wesley Raper, and other members of the senior management and the Investment Committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interest or in the best interest of our investors. Our investment objective may overlap with the investment objectives or such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to our strategy, and we may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between us and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. See “Risk Factors — Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns; — Our incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so; — The compensation we will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations; — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

Administration Agreement

Pursuant to the Administration Agreement, the Administrator will be responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Expense Reimbursement Agreement, we will pay the Adviser an amount equal to our allocable portion (subject to the review of our Board) of the Adviser’s overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. See “Business — Administration Agreement” and “Risk Factors — Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.”

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. The Adviser, for its services to us, will be entitled to receive base management and incentive fees. In addition, under the Advisory Agreement and to the extent permitted by applicable law and in the discretion of our Board, we indemnify the Adviser and certain of its affiliates. See “Business – Investment Management and Advisory Agreement.”

For information regarding the independence of our directors, see “Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

For the year ended December 31, 2017, the Fund incurred the following fees for services provided by PricewaterhouseCoopers LLP, including expenses:

Fiscal Year Ended December 31, 2017
Audit Fees	$80,000
Audit Related Fees	—
Tax Fees	15,000
All Other Fees	—

Total Fees	$95,000

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2017 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements, and the Audit Committee recommended the inclusion of the financial statements in this Annual Report on Form 10-K. Management has represented to the Audit Committee that the Fund’s financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board and has discussed with the auditors the auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).

3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).

3.3	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).

3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).

10.1	Revolving Credit Agreement, dated November 15, 2017, by and between the Fund, as Borrower, and HSBC Bank USA, National Association, as the Administrative Agent and Lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 20, 2017).

10.2	Administration Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.3	Custodian Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.4	Expense Support and Conditional Reimbursement Agreement, dated September 29, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.5	Transfer Agency Agreement, dated September 26, 2017, by and between the Fund and AllianceBernstein Investor Services Inc. (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 26, 2017).

10.6	Dividend Reinvestment Plan, dated September 26, 2017 (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.7	License Agreement, dated August 14, 2017, by and between the Adviser and the Fund (incorporated by reference to Exhibit 10.2 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).

10.8	Expense Reimbursement Agreement, dated August 14, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.4 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).

10.9	Investment Advisory Agreement, dated July 27, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 16	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2018		AB PRIVATE CREDIT INVESTORS CORPORATION

	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 20, 2018	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer and Director

Date: March 20, 2018	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: March 20, 2018	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: March 20, 2018	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 20, 2018	By:	/s/ John G. Jordan
John G. Jordan
Director

Date: March 20, 2018	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

AB Private Credit Investors Corporation

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of AB Private Credit Investors Corporation (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 by correspondence with the administrative agents. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 20, 2018

We have served as the Company’s auditor since 2016.

AB Private Credit Investors Corporation

Schedule of Investments as of December 31, 2017

Portfolio Company	Industry	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value — 98.52% # ^
U.S. Corporate Debt — 97.23%
1st Lien/Senior Secured Debt — 97.23%
AEG Holding Company, Inc.(1)	Education	7.56% (L + 6.00%; 1.00% Floor)	11/20/2023	$379,270	$363,268	$363,015
AEG Holding Company, Inc.	Education	7.59% (L + 6.00%; 1.00% Floor)	11/20/2023	6,230,868	6,108,099	6,106,251
AEG Holding Company, Inc.(1) (2)	Education	(L + 6.00%; 1.00% Floor)	11/20/2023	—	(21,672)	(21,672)
BeyondTrust Software, Inc.	Software & Services	7.89% (L + 6.25%; 1.00% Floor)	11/21/2023	3,250,888	3,202,826	3,202,124
Captain D’s, Inc.	Consumer Non-Cyclical	5.98% (L + 4.50%; 1.00% Floor)	12/15/2023	2,080,568	2,059,862	2,059,762
Captain D’s, Inc.(1)	Consumer Non-Cyclical	6.01% (L + 4.50%; 1.00% Floor)	12/15/2023	106,727	104,787	104,777
D1MT Holdings LLC	IT Infrastructure	8.69% (L + 7.00%; 1.00% Floor)	12/28/2022	3,025,000	2,979,625	2,979,625
D1MT Holdings LLC(1)	IT Infrastructure	8.69% (L + 7.00%; 1.00% Floor)	12/28/2022	55,000	50,875	50,875
Perforce Intermediate Holdings, LLC	Software & Services	5.81% (L + 4.25%; 1.00% Floor)	12/28/2024	2,914,286	2,834,143	2,834,143
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	(L + 4.25%; 1.00% Floor)	12/28/2022	—	(13,357)	(13,357)
Qualifacts Corporation(1) (2)	Software & Services	(L + 7.00%; 1.00% Floor)	12/12/2022	—	(6,000)	(6,000)
Qualifacts Corporation	Software & Services	8.55% (L + 7.00%; 1.00% Floor)	12/12/2022	3,000,000	2,940,482	2,940,000
Velocity Purchaser Corporation	Software & Services	7.37% (L + 6.00%; 1.00% Floor)	12/01/2022	3,006,763	2,947,429	2,946,628
Velocity Purchaser Corporation(1)	Software & Services	7.57% (L + 6.00%; 1.00% Floor)	12/01/2022	19,324	15,509	15,459

Total 1st Lien/Senior Secured Debt					23,565,876	23,561,630

Total U.S. Corporate Debt					23,565,876	23,561,630

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value
U.S. Common Stock — 1.29%
Leeds FEG Investors, LLC	Education			311	$311,400	$311,400

Total U.S. Common Stock					311,400	311,400
TOTAL INVESTMENTS — 98.52%					$23,877,276	$23,873,030

OTHER ASSETS IN EXCESS OF LIABILITIES — 1.48%						$359,353

NET ASSETS — 100.00%						$24,232,383

#	Percentages are based on net assets.
^	Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of December 31, 2017, rates for 1M L, 2M L, 3M L and 6M L are 1.56%, 1.62%, 1.69% and 1.84%, respectively.
(1)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies.”
(2)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

L -	LIBOR

See Notes to Financial Statements

AB Private Credit Investors Corporation

Statement of Assets and Liabilities

	As of December 31, 2017	As of December 31, 2016
Assets
Investments, at fair value (amortized cost of $23,877,276)	$23,873,030	$—
Cash and cash equivalents	17,139,858	1,000
Receivable for Fund shares sold	6,457,252	—
Deferred financing costs	238,984	—
Deferred offering costs	156,089	—
Prepaid expenses	102,390	—
Interest receivable	69,773	—
Receivable from Investment Adviser	2,210	—

Total assets	$48,039,586	$1,000

Liabilities
Credit facility payable	$23,500,000	$—
Professional fees payable	158,954	—
Accrued organization and offering costs	90,308	—
Administrator and custodian fees payable	28,692	—
Accrued expenses and other liabilities	6,292	—
Interest and credit facility expense payable	20,434	—
Excise tax payable	2,336	—
Directors’ fees payable	187	—

Total liabilities	$23,807,203	$—

Commitments and Contingencies (Note 7)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 2,417,371 and 100 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	$24,174	$1
Paid-in capital in excess of par value	24,152,786	999
Accumulated undistributed net investment income	59,669	—
Net unrealized appreciation (depreciation) on investments	(4,246)	—

Total net assets	$24,232,383	$1,000

Total liabilities and net assets	$48,039,586	$1,000

Net asset value per share	$10.02	$10.00

See Notes to Financial Statements

AB Private Credit Investors Corporation

Statement of Operations

For the year ended December 31, 2017
Investment Income:
Interest income, net of amortization/accretion	$135,460
Other fee income	1,473

Total investment income	136,933

Expenses:
Organization expenses	817,503
Professional fees	775,330
Directors’ fees	179,063
Insurance expenses	145,110
Interest and credit facility expenses	63,591
Offering costs	53,369
Administration and custodian fees	28,692
Management fees	23,745
Other expenses	54,222

Total expenses	2,140,625
Expense reimbursement from Investment Adviser	(2,029,545)
Waived management fees	(23,745)

Net expenses	87,335

Net investment income before taxes	49,598

Excise tax expense	2,336

Net investment income after taxes	47,262

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	—
Net change in unrealized appreciation (depreciation) from investments	(4,246)

Net realized and unrealized gains (losses)	(4,246)

Net increase in net assets resulting from operations	$43,016

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.04
Earnings per share (basic and diluted):	$0.04
Weighted average shares outstanding:	1,221,797

See Notes to Financial Statements

AB Private Credit Investors Corporation

Statement of Changes in Net Assets

For the year ended December 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$47,262
Net realized gain on investments	—
Net change in unrealized appreciation (depreciation) on investments	(4,246)

Net increase in net assets resulting from operations	43,016

Capital transactions:
Issuance of common stock (2,419,761 shares)	24,213,267
Repurchase of common stock (2,490 shares)	(24,900)

Net increase in net assets resulting from capital transactions	24,188,367

Total increase in net assets	24,231,383
Net assets at beginning of period	1,000

Net assets at end of period	$24,232,383

Accumulated undistributed net investment income	$59,669

See Notes to Financial Statements

AB Private Credit Investors Corporation

Statement of Cash Flows

For the year ended December 31, 2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$43,016
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(23,873,030)
Proceeds from sales of investments and principal repayments	0
Net change in unrealized (appreciation) depreciation on investments	4,246
Amortization of premium and accretion of discount, net	(4,246)
Amortization of deferred financing costs	29,918
Amortization of deferred offering costs	53,369
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(69,773)
(Increase) decrease in receivable from Investment Adviser	(2,210)
(Increase) decrease in deferred offering costs	(209,458)
(Increase) decrease in prepaid expenses	(102,390)
Increase (decrease) in administrator fees payable	28,692
Increase (decrease) in professional fees payable	158,954
Increase (decrease) in excise tax payable	2,336
Increase (decrease) in directors’ fees payable	187
Increase (decrease) in interest expense payable	20,434
Increase (decrease) in accrued organization costs	90,308
Increase (decrease) in accrued expenses and other liabilities	6,292

Net cash provided by (used for) operating activities	(23,823,355)

Cash flows from financing activities
Issuance of common stock	17,756,015
Repurchase of common stock	(24,900)
Financing costs paid	(268,902)
Borrowings on debt	36,900,000
Repayments of debt	(13,400,000)

Net cash provided by (used for) financing activities	40,962,213

Net increase (decrease) in cash	17,138,858
Cash, beginning of period	1,000

Cash, end of period	$17,139,858

Supplemental and non-cash financing activities
Cash paid during the period for interest	$13,239

See Notes to Financial Statements

AB Private Credit Investors Corporation

Notes to Financial Statements

December 31, 2017

1. Organization

AB Private Credit Investors Corporation (the “Fund,” “we,” “our,” and “us”), an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), was incorporated under the laws of the state of Maryland on February 6, 2015. The Fund was formed to invest in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. AB Private Credit Investors LLC serves as the Fund’s external investment adviser (the “Adviser”).

Prior to 2017, there were no significant operations other than the sale and issuance of 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) to the Adviser. The sale of common shares was approved by the unanimous consent of the Fund’s Board of Directors (the “Board”). In addition, prior to commencing operations in 2017, on May 26, 2017, the Fund issued and sold 2,400 shares of common stock, par value $0.01. That sale was also approved by the unanimous consent of the Fund’s Board.

The Fund is conducting private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor will make a Capital Commitment to purchase shares of the Fund’s common stock pursuant to a subscription agreement entered into with the Fund. Investors will be required to fund drawdowns to purchase shares of the Fund’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Fund delivers a capital draw-down notice to its investors.

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At December 31, 2017, the Fund had total Capital Commitments of $121,430,978, of which 80% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

There was no operating activity from February 6, 2015 to November 15, 2017. The Fund completed its Initial Closing and commenced operations on November 15, 2017. The Fund’s fiscal year ends on December 31.

2. Significant Accounting Policies

The Fund is an investment company under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) ASC 946, Financial Services – Investment Companies. Actual results could differ from those estimates. The Fund has prepared the financial statements and related financial information pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. The functional currency of the Fund is U.S. dollars and these financial statements have been prepared in that currency.

The financial statements have been prepared in conformity with U.S. GAAP, which requires the use of estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual amounts and results could differ from these estimates, and such differences could be material.

The following is a summary of significant accounting policies followed by the Fund.

Cash and Cash Equivalents

Cash consists of demand deposits. Cash is carried at cost, which approximates fair value. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Fund considers all highly liquid investments, with original maturities of less than ninety days, as cash equivalents.

Revenue Recognition

Investment transactions are recorded on a trade-date basis. Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Adviser and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.

Realized gains and losses on investment transactions are determined on the specific identification method. Interest received in-kind, computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment and reported as interest income on the statement of operations.

The Fund may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Fund on an ongoing basis. These fees and any other income are recognized as earned.

Credit Facility Related Costs, Expenses and Deferred Financing Costs

Interest expense and unused commitment fees on the Credit Facility (as defined below) are recorded on an accrual basis. Unused commitment fees are included in interest and credit facility expenses in the statement of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and credit facility expenses in the statement of operations.

Income Taxes

ASC 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Fund has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, with respect to its taxable year ending in 2017. So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as defined by the Internal Revenue Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Fund chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2017, the Fund accrued excise taxes of $2,336. As of December 31, 2017, $2,336 of accrued excise taxes remained payable.

The Fund may be subject to taxes imposed by countries in which the Fund invests. Such taxes are generally based on income and/or capital gains earned or repatriated. Taxes are accrued and applied to net investment income, net realized gains and net unrealized gain (loss) as such income and/or gains are earned.

The Fund remains subject to examination by U.S. federal and state jurisdictions, as well as international jurisdictions, and upon completion of these examinations (if undertaken by the taxing jurisdiction) tax adjustments may be necessary and retroactive to all open tax years.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates and such differences could be material.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Fund may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Fund intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of the Fund’s taxable income earned in a year, the Fund may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Fund’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Fund will be able to declare such distributions in future periods.

The Fund has adopted a dividend reinvestment plan that provides for stockholders to receive dividends or other distributions declared by the Board in cash unless a stockholder elects to “opt in” of the plan. As a result, if the Board declares a cash distribution, then the stockholders who have “opted in” to the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution.

Recent Accounting Pronouncements

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

3. Agreements and Related Party Transactions

Advisory Agreement

On July 5, 2017, the Board approved the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated. For the year ended December 31, 2017, the Fund incurred a management fee of $23,745, of which $23,745 was voluntarily waived by the Adviser.

The Fund will also pay the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income”) for the quarter, as further described below. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we have entered into with State Street Bank and Trust Fund (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. GAAP). Pre-incentive fee net investment income also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received.

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

Description of Quarterly Incentive Fee Calculations

We pay the Adviser an income-based incentive fee with respect to Pre-incentive Fee Net Investment Income in each calendar quarter as follows:

•	No income-based incentive fee in any calendar quarter in which Pre-incentive Fee Net Investment Income does not exceed 1.5% per quarter (6% per annum), the “6% Hurdle Rate”;

•	100% of Pre-incentive Fee Net Investment Income with respect to that portion of such Pre-incentive Fee Net Investment Income, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of Pre-incentive Fee Net Investment Income (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catch-up.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the Pre-incentive Fee Net Investment Income as if hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and

•	10.0% of the amount of Pre-incentive Fee Net Investment Income, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the Pre-incentive Fee Net Investment Income until the amount of Pre-incentive Fee Net Investment Income exceeds 1.94%, approximately 7.78% per annum; and

•	100% of Pre-incentive Fee Net Investment Income with respect to that portion of such Pre-incentive Fee Net Investment Income, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), 8.24% per annum. This portion of Pre-incentive Fee Net Investment Income (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catch-up.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the Pre-incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and

•	15.0% of the amount of Pre-incentive Fee Net Investment Income, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”, approximately 9.41% per annum). The 8% Hurdle Rate is meant to limit the Adviser to 15% of the Pre-incentive Fee Net Investment Income until the amount of Pre-incentive Fee Net Investment Income exceeds 2.06%, approximately 9.41% per annum; and

•	100% of Pre-incentive Fee Net Investment Income with respect to that portion of such Pre-incentive Fee Net Investment Income, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter (the “8% Catch-up Cap”), approximately 10% per annum. This portion of Pre-incentive Fee Net Investment Income (which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up cap) is referred to as the “8% Catch-up”. The 8% Catch-up is meant to provide the Adviser with 20.0% of the Pre-incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeded 2.50% in any calendar quarter; and

•	20.0% of the amount of Pre-incentive Fee Net Investment Income, if any, that exceeds 2.50% in any calendar quarter.

There was $0 in incentive fees paid to the Adviser as of December 31, 2017.

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 20% of aggregate cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, “aggregate cumulative realized capital gains” will not include any unrealized appreciation. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

There was $0 in capital gains incentive fees paid to the Adviser as of December 31, 2017.

The amount of capital gains incentive fee expense related to a theoretical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

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

Any Expense Payment by the Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement will be subject to repayment by the Fund on a quarterly basis within the three years following the fiscal quarter of the Fund in which the Operating Expenses were paid or absorbed, if the total Operating Expenses for the current quarter, including Reimbursement Payments, expressed as a percentage of the Fund’s average gross assets during such quarter is less than the then-current Percentage Limit, if any, and the Percentage Limit that was in effect at the time when the Adviser reimbursed the Operating Expenses that are the subject of the repayment, subject to certain provisions of the Expense Support and Conditional Reimbursement Agreement, as described below. For purposes of the Expense Support and Conditional Reimbursement Agreement, “Operating Expenses” means the Fund’s Total Operating Expenses (as defined below), excluding base management fees, incentive fees, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses and “Total Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The calculation of average net assets will be consistent with such periodic calculations of average net assets in the Fund’s financial statements.

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

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Advisory Agreement, or (b) the Board of the Fund makes a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement that have not been reimbursed by the Fund to the Adviser.

As of December 31, 2017, the amount of Expense Payments provided by the Adviser since inception is $2,029,545. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2017, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarter Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Percentage Limit(2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%

Total	$2,029,545

(1)	The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distributions per share as of such date without compounding), divided by the Fund’s gross offering price per share as of such date.
(2)	Represents the actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets.

Transfer Agency Agreement

On September 26, 2017, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

4. Credit Facility

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”). The initial maximum commitment under the Revolving Credit Facility is $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2017, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

Borrowings under the Credit Agreement bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the Credit Agreement) for the applicable Interest Period; and (ii) with respect to Reference Rate Loans (as defined in the Credit Agreement), the greatest of: (i) the rate of interest per annum publicly announced from time to time by HSBC as its prime rate, (ii) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day (as defined in the credit agreement), the average of the quotation for such day on such transactions received by the Administrative Agent (as defined in the credit agreement) from three (3) Federal funds brokers of recognized standing selected by the Administrative Agent and, upon request of Borrowers (as defined in the Credit Agreement), with notice of such quotations to the Borrowers and (iii) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus two hundred basis points (2.00%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

The Fund’s outstanding debt as of December 31, 2017 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Credit Agreement	$30,000,000	$23,500,000	$6,500,000	$23,500,000

Total	$30,000,000	$23,500,000	$6,500,000	$23,500,000

For the year ended December 31, 2017, the Fund incurred $21,941 interest expense on the facilities which is included in interest and credit facility expenses in the statement of operations, of which $12,106 was payable at December 31, 2017. For the year ended December 31, 2017, the Fund incurred $268,902 deferred financing costs on the facilities, of which $29,918 is amortized and included in interest and credit facility expenses in the statement of operations. For the year ended December 31, 2017, the Fund also incurred $11,732 of commitment fees on the facilities which is included in interest and credit facility expenses in the statement of operations, of which $8,328 was payable at December 31, 2017.

For the period from November 15, 2017 through December 31, 2017, the average outstanding balance and weighted average interest rate for the Credit Agreement was $4,325,532 and 3.94%, respectively.

5. Fair Value Measurement

In accordance with ASC 820, fair value is defined as the price that the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability.

Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.

The three-tier hierarchy of inputs is summarized below:

•	Level 1 – Quoted prices in active markets for identical investments.

•	Level 2 – Other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments).

The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety. For this purpose, the significance of an input is assessed against the fair value measurement in its entirety. If a fair value measurement uses observable inputs that require significant adjustment based on unobservable inputs, that measurement is a Level 3 measurement. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

The determination of what constitutes “observable” requires significant judgment by the Fund. The Fund considers observable data to be that market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.

Valuation of Investments

Investments classified within level 3 are valued at fair value as determined in good faith by our Board, based on input of management, the audit committee and independent valuation firms that have been engaged to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter. As of December 31, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

Investments classified within level 3 have significant unobservable inputs, as they trade infrequently. In determining the fair value of the Fund’s debt and equity positions the Adviser uses the following factors, where relevant: loan to value (“LTV”) based on an enterprise value determined using the original purchase price, public equity comparable, recent M&A transaction, and a discounted cash flow (“DCF”) analysis, and yields from comparable loans, comparable high yield bonds, high yield indexes and loan indexes (“comparable yields”).

Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2017:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$23,561,630	$23,561,630
Common Stock	—	—	311,400	311,400

Total assets	$—	$—	$23,873,030	$23,873,030

*	See schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2017:

	1st Lien/Senior Secured Debt	Common Stock	Total
Balance as of January 1, 2017	$—	$—	$—
Purchases	23,561,630	311,400	23,873,030
Sales and principal payments	0	—	0
Realized Gain (Loss)	—	—	—
Net Amortization of Premium/Discount	4,246	—	4,246
Transfers In	—	—	—
Transfers Out	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(4,246)	—	(4,246)

Balance as of December 31, 2017	$23,561,630	$311,400	$23,873,030

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(4,246)	$—	$(4,246)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the year ended December 31, 2017, there were no transfers between levels.

The following table presents the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
1st Lien/Senior Secured Debt	$23,561,630	Recent Purchase	Purchase Price	N/A
Common Stock	311,400	Recent Purchase	Purchase Price	N/A

	$23,873,030

6. Organizational and Offering Expenses

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Fund’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Fund’s private placement memorandum and other offering documents, including travel-related expenses. As of December 31, 2017, total organization expenses incurred amounted to $817,503. Offering expenses, which are being deferred, totaled $209,458, are amortized on a straight-line basis over a one year period starting from September 29, 2017.

For the year ended December 31, 2017, the aforementioned organization expenses incurred and the portion of the offering expenses amortized to expenses were reimbursed by the Adviser as part of its Expense Payment disclosed in Note 3.

7. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of December 31, 2017, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The Fund had the following unfunded commitments by investment types as of December 31, 2017:

Investment Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629	$(21,672)
AEG Holding Company, Inc.	11/20/2023	$433,452	$(8,669)
Captain D’s, Inc.	12/15/2023	$88,326	$(883)
D1MT Holdings LLC	12/28/2022	$220,000	$(3,300)
Perforce Intermediate Holdings, LLC	12/28/2022	$485,714	$(13,357)
Qualifacts Corporation	12/12/2022	$300,000	$(6,000)
Velocity Purchaser Corporation	12/01/2022	$173,913	$(3,478)

Total 1st Lien/Senior Secured Debt		$2,785,034	$(57,359)

Total		$2,785,034	$(57,359)

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	A negative fair value was reflected as investments, at fair value in the Statements of Assets and Liabilities. The negative fair value is the result of the capitalized discount on the loan.

Contingencies

In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

8. Net Assets

In connection with its formation, the Fund has the authority to issue 200,000,000 shares of the Fund’s common stock, par value $0.01 per share.

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital drawn-down notice. At December 31, 2017, the Fund had total Capital Commitments of $121,430,978, of which 80% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the year ended December 31, 2017:

	For the year ended December 31, 2017(1)
	Shares	Amount
December 31, 2017	2,419,761	$24,213,267

Total capital drawdowns	2,419,761	$24,213,267

(1)	The Fund commenced operations on November 15, 2017.

9. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2017:

For the year ended December 31, 2017*
Net increase (decrease) in net assets from operations	$43,016
Weighted average common shares outstanding	1,221,797
Earnings per common share-basic and diluted	$0.04

*	The Fund completed its Initial Closing and commenced operations on November 15, 2017.

10. Tax Information

The tax character of distributions during the year ended December 31, 2017 was as follows:

Distributions paid from:
Ordinary Income	$—
Net Long-Term Capital Gains	$—

Total Taxable Distributions	$—

As of December 31, 2017, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

Undistributed Ordinary Income—net	$59,669
Undistributed Long-Term Capital Gains	$—

Total Undistributed Earnings	$59,669

Capital Loss Carryforward	$—
Timing Differences	$—
Unrealized Earnings (Losses)—net	$(4,246)

Total Accumulated Earnings (Losses)—net	$55,423

As of December 31, 2017, the Fund’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$23,877,276
Gross unrealized appreciation	$—
Gross unrealized depreciation	$(4,246)

Net unrealized investment appreciation on investments	$(4,246)

There is no difference between GAAP-basis and tax basis unrealized gains (losses).

In order to present certain components of the Fund’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Fund’s accounts. These reclassifications have no impact on the NAV of the Fund’s and result primarily from non-deductible organizational cost and excise tax.

Paid-in capital in excess of par	$(12,407)
Accumulated undistributed net investment income	$12,407
Accumulated net realized gain (loss)	$—

ASC 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Fund has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

11. Financial Highlights

Below is the schedule of financial highlights of the Fund for the year ended December 31, 2017:

For the year ended December 31, 2017*
Per Share Data:(1)
Net asset value, beginning of period	$10.00
Net investment income (loss)	0.04
Net realized and unrealized gains (losses) on investments	(0.02)

Net increase (decrease) in net assets resulting from operations	0.02

Net asset value, end of period	$10.02
Shares outstanding, end of period	2,417,371
Total return at net asset value(2)(3)	0.20%
Ratio/Supplemental Data:
Net assets, end of period	$24,232,383
Ratio of total expenses to average net assets(4)	20.46%
Ratio of net expenses to average net assets(4)	0.89%
Ratio of net investment income before waiver to average net assets(4)	(15.39)%
Ratio of net investment income after waiver to average net assets(4)	4.18%
Ratio of interest and credit facility expenses to average net assets(4)	2.35%
Portfolio turnover rate(3)	0.00%
Asset coverage ratio(5)	2.03%

*	The Fund completed its Initial Closing and commenced operations on November 15, 2017.
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(3)	Not annualized.
(4)	Annualized, except for professional fees, directors’ fees and organizational and offering costs.
(5)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

12. Selected Quarterly Data (Unaudited)

	Quarter Ended March 31, 2017	Quarter Ended June 30, 2017	Quarter Ended September 30, 2017	Quarter Ended December 31, 2017
Total investment income	$—	$—	$—	$136,933

Total expenses	—	—	1,002,147	1,138,478
Expense reimbursement from Investment Adviser			(1,002,147)	(1,027,398)
Waived management fees	—	—	—	(23,745)

Net expenses	—	—	—	87,335

Net investment income before taxes	—	—	—	49,598
Excise tax expense	—	—	—	2,336

Net investment income after taxes	—	—	—	47,262
Net realized and unrealized gains (losses)	—	—	—	(4,246)

Net increase in net assets resulting from operations	$—	$—	$—	$43,016

Net investment income per share (basic and diluted)	$—	$—	$—	$0.04

Earnings per share (basic and diluted)	$—	$—	$—	$0.04

Weighted average shares outstanding	100	1,049	2,500	1,221,797

Net asset value per share	$10.00	$10.00	$10.00	$10.02

13. Subsequent Events

Subsequent events after the Statements of Assets and Liabilities date have been evaluated through the date the audited financial statements were issued. Other than the items discussed below, the Fund has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On March 16, 2018, the Fund delivered a capital call notice to its investors relating to the sale of its Shares for an aggregate offering price of $6,066,798.92. The sale is expected to close on or around April 2, 2018, as reported in the Fund’s Current Report on Form 8-K filed on March 20, 2018.