Form 10-Q
period 2018-03-31
AB Private Credit Investors Corp
filed 2018-05-15
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 3,016,792.328 shares of common stock, $0.01 par value per share, outstanding as of May 15, 2018.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2018

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Statement of Assets and Liabilities

	As of March 31, 2018 (Unaudited)	As of December 31, 2017
Assets
Investments, at fair value (amortized cost of $34,515,429 and $23,877,276, respectively)	$34,485,144	$23,873,030
Cash	17,400,458	17,139,858
Receivable for fund shares sold	6,066,799	6,457,252
Interest receivable	173,102	69,773
Deferred financing costs	171,348	238,984
Deferred offering costs	104,442	156,089
Receivable from Adviser	188,878	2,210
Prepaid expenses	41,363	102,390

Total assets	$58,631,534	$48,039,586

Liabilities
Credit facility payable	$27,500,000	$23,500,000
Professional fees payable	362,009	158,954
Management fees payable	93,019	—
Administrator and custodian fees payable	84,968	28,692
Accrued organization and offering costs	0	90,308
Interest and credit facility expense payable	38,940	20,434
Accrued expenses and other liabilities	19,319	6,292
Excise tax payable	—	2,336
Directors’ fees payable	—	187

Total liabilities	$28,098,255	$23,807,203

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 3,016,792 and 2,417,371 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	$30,168	$24,174
Paid-in capital in excess of par value	30,213,591	24,152,786
Accumulated undistributed net investment income	319,805	59,669
Net unrealized appreciation (depreciation) on investments	(30,285)	(4,246)

Total net assets	$30,533,279	$24,232,383

Total liabilities and net assets	$58,631,534	$48,039,586

Net asset value per share	$10.12	$10.02

See Notes to Financial Statements

AB Private Credit Investors Corporation

Unaudited Statement of Operations

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income, net of amortization/accretion	$608,490	$—
Other fee income	—	—

Total investment income	608,490	—

Expenses:
Professional fees	319,188	—
Interest and credit facility expenses	149,801	—
Management fees	105,472	—
Insurance expenses	61,027	—
Administration and custodian fees	56,277	—
Offering costs	51,647	—
Directors’ fees	36,963	—
Organization expenses	—	—
Other expenses	84,021	—

Total expenses	864,396	—
Expense reimbursement from Adviser	(503,592)	—
Waived management fees	(12,453)	—

Net expenses	348,351	—

Net investment income before taxes	260,139	—

Excise tax expense	3	—

Net investment income	260,136	—

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	—	—
Net change in unrealized appreciation (depreciation) from investments	(26,039)	—

Net realized and unrealized gains (losses)	(26,039)	—

Net increase in net assets resulting from operations	$234,097	$—

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.11	$—
Earnings per share (basic and diluted):	$0.10	$—
Weighted average shares outstanding:	2,424,032	—

See Notes to Financial Statements

AB Private Credit Investors Corporation

Unaudited Statements of Changes in Net Assets

	Three months ended March 31, 2018	Three months ended March 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$260,136	$—
Net realized gain on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(26,039)	—

Net increase in net assets resulting from operations	234,097	—

Capital transactions:
Issuance of common stock (599,421 shares)	6,066,799	—

Net increase in net assets resulting from capital transactions	6,066,799	—

Total increase in net assets	6,300,896	—
Net assets at beginning of period	24,232,383	—

Net assets at end of period	$30,533,279	$—

Accumulated undistributed net investment income	$319,805	$—

See Notes to Financial Statements

AB Private Credit Investors Corporation

Unaudited Statements of Cash Flows

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$234,097	$—

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(11,332,082)	—
Proceeds from sales of investments and principal repayments	721,656	—
Net change in unrealized (appreciation) depreciation on investments	26,039	—
Amortization of premium and accretion of discount, net	(27,727)	—
Amortization of deferred financing costs	67,636	—
Amortization of deferred offering costs	51,647	—

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(103,329)	—
(Increase) decrease in receivable from Adviser	(186,668)	—
(Increase) decrease in prepaid expenses	61,027	—
Increase (decrease) in management fees payable	93,019
Increase (decrease) in administrator and custodian fees payable	56,276	—
Increase (decrease) in professional fees payable	203,055	—
Increase (decrease) in excise tax payable	(2,336)	—
Increase (decrease) in directors’ fees payable	(187)	—
Increase (decrease) in interest expense payable	18,506	—
Increase (decrease) in accrued organization costs	(90,308)	—
Increase (decrease) in accrued expenses and other liabilities	13,027	—

Net cash provided by (used for) operating activities	(10,196,652)	—

Cash flows from financing activities
Issuance of common stock	6,457,252	—
Borrowings on debt	24,000,000	—
Repayments of debt	(20,000,000)	—

Net cash provided by (used for) financing activities	10,457,252	—

Net increase (decrease) in cash	260,600	—
Cash, beginning of period	17,139,858	—

Cash, end of period	$17,400,458	$—

Supplemental and non-cash financing activities
Cash paid during the period for interest	$63,659	$—

See Notes to Financial Statements

AB Private Credit Investors Corporation

Schedule of Investments as of March 31, 2018

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value - 112.94% + * # ^

U.S. Corporate Debt - 111.92%

1st Lien/Senior Secured Debt - 111.92%
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	7.67% (L + 5.79%; 1.00% Floor)	07/10/2020	$2,386,618	$2,333,649	$2,333,366
InSite Wireless Group, LLC(1) (2)	Communications & IT Infrastructure	7.67% (L + 5.79%; 1.00% Floor)	07/10/2020	—	(2,931)	(2,959)
Maintech, Incorporated	Communications & IT Infrastructure	9.29% (L + 7.00%; 1.00% Floor)	12/28/2022	2,990,625	2,947,658	2,945,766
Maintech, Incorporated(1)	Communications & IT Infrastructure	9.29% (L + 7.00%; 1.00% Floor)	12/28/2022	82,500	78,549	78,375
Captain D’s, Inc.	Consumer Non-Cyclical	6.37% (L + 4.50%; 1.00% Floor)	12/15/2023	2,075,367	2,055,323	2,054,613
Captain D’s, Inc.(1)	Consumer Non-Cyclical	6.34% (L + 4.50%; 1.00% Floor)	12/15/2023	55,265	53,391	53,315
AEG Holding Company, Inc.(1) (2)	Education	7.88% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(20,403)	(21,673)
AEG Holding Company, Inc.(1)	Education	7.88% (L + 6.00%; 1.00% Floor)	11/20/2023	379,270	363,810	363,016
AEG Holding Company, Inc.	Education	7.88% (L + 6.00%; 1.00% Floor)	11/20/2023	6,215,291	6,097,068	6,090,985
Platinum Dermatology Partners, LLC(1) (2)	Healthcare	7.95% (L + 6.25%; 1.00% Floor)	01/03/2023	—	(9,497)	(9,972)
Platinum Dermatology Partners, LLC	Healthcare	7.95% (L + 6.25%; 1.00% Floor)	01/03/2023	3,185,501	3,124,448	3,121,791
Platinum Dermatology Partners, LLC	Healthcare	8.06% (L + 6.25%; 1.00% Floor)	01/03/2023	1,994,366	1,956,073	1,954,479
Platinum Dermatology Partners, LLC(1)	Healthcare	8.06% (L + 6.25%; 1.00% Floor)	01/03/2023	294,169	255,876	254,282
BeyondTrust Software, Inc.	Software & Services	8.09% (L + 6.25%; 1.00% Floor)	11/21/2023	3,242,760	3,196,471	3,194,119
Engage2Excel, Inc	Software & Services	8.54% (L + 6.50%; 1.00% Floor)	03/07/2023	3,023,095	2,963,069	2,962,633
Engage2Excel, Inc(1)	Software & Services	8.21% (L + 6.50%; 1.00% Floor)	03/07/2023	69,099	61,613	61,561
Perforce Intermediate Holdings, LLC	Software & Services	6.01% (L + 4.25%; 1.00% Floor)	12/27/2024	2,907,000	2,829,450	2,827,057
Perforce Intermediate Holdings, LLC(1)	Software & Services	6.01% (L + 4.25%; 1.00% Floor)	12/28/2022	68,000	55,238	54,643
Qualifacts Corporation(1) (2)	Software & Services	9.07% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(5,645)	(6,000)
Qualifacts Corporation	Software & Services	9.07% (L + 7.00%; 1.00% Floor)	12/12/2022	3,000,000	2,942,947	2,940,000
Velocity Purchaser Corporation	Software & Services	7.88% (L + 6.00%; 1.00% Floor)	12/01/2022	2,987,971	2,931,531	2,928,212
Velocity Purchaser Corporation(1) (2)	Software & Services	7.88% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(3,659)	(3,865)

Total 1st Lien/Senior Secured Debt					34,204,029	34,173,744

Total U.S. Corporate Debt					34,204,029	34,173,744

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
U.S. Common Stock - 1.02%
Leeds FEG Investors, LLC(3)	Education		311	$311,400	$311,400

Total U.S. Common Stock				311,400	311,400

TOTAL INVESTMENTS - 112.94%(4)				$34,515,429	$34,485,144

LIABILITIES IN EXCESS OF OTHER ASSETS - (12.94%)					$(3,951,865)

NET ASSETS - 100.00%					$30,533,279

+	As of March 31, 2018, qualifying assets represented 98.84% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
*	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
#	Percentages are based on net assets.
^	Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of March 31, 2018, rates for 1M L, 2M L, 3M L and 6M L were 1.88%, 2.00%, 2.31% and 2.45%, respectively.
(1)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies.”
(2)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(3)	Non-income producing security.
(4)	Aggregate gross unrealized appreciation for federal income tax purposes is $0; aggregate gross unrealized depreciation for federal income tax purposes is $30,285. Net unrealized depreciation is $30,285 based upon a tax cost basis of $34,515,429.

L - LIBOR

See Notes to Financial Statements

AB Private Credit Investors Corporation

Schedule of Investments as of December 31, 2017

Portfolio Company	Industry	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value - 98.52% + * # ^

U.S. Corporate Debt - 97.23%

1st Lien/Senior Secured Debt - 97.23%
Captain D’s, Inc.	Consumer Non-Cyclical	5.98% (L + 4.50%; 1.00% Floor)	12/15/2023	$2,080,568	$2,059,862	$2,059,762
Captain D’s, Inc.(1)	Consumer Non-Cyclical	6.01% (L + 4.50%; 1.00% Floor)	12/15/2023	106,727	104,787	104,777
AEG Holding Company, Inc.(1)	Education	7.56% (L + 6.00%; 1.00% Floor)	11/20/2023	379,270	363,268	363,015
AEG Holding Company, Inc.	Education	7.59% (L + 6.00%; 1.00% Floor)	11/20/2023	6,230,868	6,108,099	6,106,251
AEG Holding Company, Inc.(1) (2)	Education	7.59% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(21,672)	(21,672)
D1MT Holdings LLC	IT Infrastructure	8.69% (L + 7.00%; 1.00% Floor)	12/28/2022	3,025,000	2,979,625	2,979,625
D1MT Holdings LLC(1)	IT Infrastructure	8.69% (L + 7.00%; 1.00% Floor)	12/28/2022	55,000	50,875	50,875
BeyondTrust Software, Inc.	Software & Services	7.89% (L + 6.25%; 1.00% Floor)	11/21/2023	3,250,888	3,202,826	3,202,124
Perforce Intermediate Holdings, LLC	Software & Services	5.81% (L + 4.25%; 1.00% Floor)	12/27/2024	2,914,286	2,834,143	2,834,143
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	5.81% (L + 4.25%; 1.00% Floor)	12/28/2022	—	(13,357)	(13,357)
Qualifacts Corporation(1) (2)	Software & Services	8.55% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(6,000)	(6,000)
Qualifacts Corporation	Software & Services	8.55% (L + 7.00%; 1.00% Floor)	12/12/2022	3,000,000	2,940,482	2,940,000
Velocity Purchaser Corporation	Software & Services	7.37% (L + 6.00%; 1.00% Floor)	12/01/2022	3,006,763	2,947,429	2,946,628
Velocity Purchaser Corporation(1)	Software & Services	7.57% (L + 6.00%; 1.00% Floor)	12/01/2022	19,324	15,509	15,459

Total 1st Lien/Senior Secured Debt					23,565,876	23,561,630

Total U.S. Corporate Debt					23,565,876	23,561,630

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
U.S. Common Stock - 1.29%
Leeds FEG Investors, LLC(3)	Education		311	$311,400	$311,400

Total U.S. Common Stock				311,400	311,400

TOTAL INVESTMENTS - 98.52%(4)				$23,877,276	$23,873,030

OTHER ASSETS IN EXCESS OF LIABILITIES - 1.48%					$359,353

NET ASSETS - 100.00%					$24,232,383

+	As of December 31, 2017, qualifying assets represented 86.32% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
*	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
#	Percentages are based on net assets.
^	Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as LIBOR. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of December 31, 2017, rates for 1M L, 2M L, 3M L and 6M L were 1.56%, 1.62%, 1.69% and 1.84%, respectively.
(1)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.
(2)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(3)	Non-income producing security.
(4)	Aggregate gross unrealized appreciation for federal income tax purposes is $0; aggregate gross unrealized depreciation for federal income tax purposes is $4,246. Net unrealized depreciation is $4,246 based upon a tax cost basis of $23,877,276.

L - LIBOR

See Notes to Financial Statements

AB Private Credit Investors Corporation

Notes to Financial Statements (Unaudited)

March 31, 2018

1. Organization

AB Private Credit Investors Corporation (the “Fund,” “we,” “our,” and “us”), an externally managed, non-diversified, closed-end, management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), was incorporated under the laws of the state of Maryland on February 6, 2015. The Fund was formed to invest in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. AB Private Credit Investors LLC serves as the Fund’s external investment adviser (the “Adviser”).

Prior to 2017, there were no significant operations other than the sale and issuance of 100 shares of common stock, par value $0.01, on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per share) to the Adviser. The sale of common shares was approved by the unanimous consent of the Fund’s Board of Directors (the “Board”). In addition, prior to commencing operations in 2017, on May 26, 2017, the Fund issued and sold an additional 2,400 shares of common stock, par value $0.01 at an aggregate purchase price of $24,000 ($10.00 per share) to the Adviser. That sale was also approved by the unanimous consent of the Fund’s Board.

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At March 31, 2018, the Fund had total Capital Commitments of $160,040,041, of which 81% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

There were no operating activities from February 6, 2015 to November 15, 2017. As described above, the Fund completed its Initial Closing on September 29, 2017, and commenced operations on November 15, 2017. The Fund’s fiscal year ends on December 31.

2. Significant Accounting Policies

The Fund is an investment company under accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. Actual results could differ from those estimates. The Fund has prepared the financial statements and related financial information pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the unaudited financial information for the interim period presented in this report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year. The functional currency of the Fund is U.S. dollars and these financial statements have been prepared in that currency.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation, with no effect on our financial condition, results of operations or cash flows.

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

Income Taxes

ASC 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior year), the Fund has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to its taxable year ending in 2017. So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Fund chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2018, the Fund accrued excise taxes of $3. As of March 31, 2018 and December 31, 2017, $0 and $2,336, respectively, of accrued excise taxes remained payable.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates and such differences could be material.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by the Adviser. The Fund may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Fund intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of the Fund’s taxable income earned in a year, the Fund may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Fund’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Fund will be able to declare such distributions in future periods.

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

3. Agreements and Related Party Transactions

Advisory Agreement

On July 5, 2017, the Board approved the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated. For the three months ended March 31, 2018, the Fund incurred a management fee of $105,472, of which $12,453 was voluntarily waived by the Adviser. As of March 31, 2018, and December 31, 2017, $93,019 and $0, respectively, remained payable.

The Fund will also pay the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income”) for the quarter, as further described below. Pre-incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we have entered into with State Street Bank and Trust Fund (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under GAAP). Pre-incentive Fee Net Investment Income also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received.

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

There was $0 in incentive fees paid to the Adviser as of March 31, 2018.

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 20% of aggregate cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, “aggregate cumulative realized capital gains” will not include any unrealized appreciation. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Adviser at each measurement date. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

There was $0 in capital gains incentive fees paid to the Adviser as of March 31, 2018.

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

As of March 31, 2018, the amount of Expense Payments provided by the Adviser since inception is $2,533,137. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of March 31, 2018, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	n/a	March 31, 2021	1.5%

Total	$2,533,137

(1)	The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distributions per share as of such date without compounding), divided by the Fund’s gross offering price per share as of such date.
(2)	Represents the actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets.

Transfer Agency Agreement

On September 26, 2017, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

4. Credit Facility

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility is $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2018, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

Borrowings under the Credit Agreement bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the Credit Agreement) for the applicable Interest Period; and (ii) with respect to Reference Rate Loans (as defined in the Credit Agreement), the greatest of: (i) the rate of interest per annum publicly announced from time to time by HSBC as its prime rate, (ii) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day (as defined in the credit agreement), the average of the quotation for such day on such transactions received by the Administrative Agent (as defined in the credit agreement), from three (3) Federal funds brokers of recognized standing selected by the Administrative Agent and, upon request of Borrowers (as defined in the Credit Agreement), with notice of such quotations to the Borrowers and (iii) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus two hundred basis points (2.00%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

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

The Fund’s outstanding debt as of March 31, 2018 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Credit Agreement	$30,000,000	$27,500,000	$2,500,000	$27,500,000

Total	$30,000,000	$27,500,000	$2,500,000	$27,500,000

The Fund’s outstanding debt as of December 31, 2017 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Credit Agreement	$30,000,000	$23,500,000	$6,500,000	$23,500,000

Total	$30,000,000	$23,500,000	$6,500,000	$23,500,000

For the three months ended March 31, 2018, the Fund incurred $61,683 interest expense on the facilities which is included in interest and credit facility expenses in the statement of operations, of which $33,179 was payable at March 31, 2018. For the three months ended March 31, 2018, the Fund incurred $0 deferred financing costs on the facilities, of which $67,636 is amortized and included in interest and credit facility expenses in the statement of operations. For the three months ended March 31, 2018, the Fund also incurred $20,482 of commitment fees on the facilities which is included in interest and credit facility expenses in the statement of operations, of which $5,761 was payable at March 31, 2018. There were no borrowings for the three months ended March 31, 2017.

For the three months ended March 31, 2018, the average outstanding balance and weighted average interest rate for the Credit Agreement was $6,592,222 and 3.79%, respectively.

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

Valuation of Investments

Investments classified within level 3 are valued at fair value as determined in good faith by our Board, based on input of management, the audit committee and independent valuation firms that have been engaged to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter. As of March 31, 2018, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

The following table summarizes the valuation of the Fund’s investments as of March 31, 2018:

Assets *	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$34,173,744	$34,173,744
Common Stock	—	—	311,400	311,400

Total assets	$—	$—	$34,485,144	$34,485,144

*	See schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2017:

Assets *	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$23,561,630	$23,561,630
Common Stock	—	—	311,400	311,400

Total assets	$—	$—	$23,873,030	$23,873,030

*	See schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2018:

	1st Lien/Senior Secured Debt	Common Stock	Total
Balance as of January 1, 2018	$23,561,630	$311,400	$23,873,030
Purchases	11,332,082	—	11,332,082
Sales and principal payments	(721,656)	—	(721,656)
Realized Gain (Loss)	—	—	—
Net Amortization of Premium/Discount	27,727	—	27,727
Transfers In	—	—	—
Transfers Out	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(26,039)	—	(26,039)

Balance as of March 31, 2018	$34,173,744	$311,400	$34,485,144

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(26,039)	$—	$(26,039)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2018, there were no transfers between levels.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2018 and December 31, 2017, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$34,173,744	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	311,400	Recent Purchase	Purchase Price	N/A	N/A

	$34,485,144

	Fair Value as of December 31. 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$23,561,630	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	311,400	Recent Purchase	Purchase Price	N/A	N/A

	$23,873,030

6. Organizational and Offering Expenses

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Fund’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Fund’s private placement memorandum and other offering documents, including travel-related expenses. As of March 31, 2018, total organization expenses incurred amounted to $0. Offering expenses, which are being deferred, totaled $209,458, are amortized on a straight-line basis over a one-year period starting from September 29, 2017.

For the three months ended March 31, 2018, the aforementioned organization expenses incurred and the portion of the offering expenses amortized to expenses were reimbursed by the Adviser as part of its Expense Payment disclosed in Note 3.

7. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of March 31, 2018, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2018:

Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	11/20/2023	$433,452	$(8,669)
Captain D’s, Inc.	12/15/2023	$139,788	$(1,398)
Engage2Excel, Inc	03/07/2023	$307,806	$(6,156)
InSite Wireless Group, LLC	07/10/2020	$197,231	$(2,959)
InSite Wireless Group, LLC	07/10/2020	$1,163,539	$(17,453)
Maintech, Incorporated	12/28/2022	$192,500	$(2,888)
Perforce Intermediate Holdings, LLC	12/28/2022	$417,714	$(11,487)
Platinum Dermatology Partners, LLC	07/03/2019	$1,700,197	$(34,004)
Platinum Dermatology Partners, LLC	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	12/12/2022	$300,000	$(6,000)
Velocity Purchaser Corporation	12/01/2022	$193,237	$(3,865)

Total 1st Lien/Senior Secured Debt		$6,627,685	$(126,524)

Total		$6,627,685	$(126,524)

The Fund had the following unfunded commitments by investment types as of December 31, 2017:

Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629	$(21,672)
AEG Holding Company, Inc.	11/20/2023	$433,452	$(8,669)
Captain D’s, Inc.	12/15/2023	$88,326	$(883)
D1MT Holdings LLC	12/28/2022	$220,000	$(3,300)
Perforce Intermediate Holdings, LLC	12/28/2022	$485,714	$(13,357)
Qualifacts Corporation	12/12/2022	$300,000	$(6,000)
Velocity Purchaser Corporation	12/01/2022	$173,913	$(3,478)

Total 1st Lien/Senior Secured Debt		$2,785,034	$(57,359)

Total		$2,785,034	$(57,359)

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	A negative fair value was reflected as investments, at fair value in the Statements of Assets and Liabilities. The negative fair value is the result of the capitalized discount on the loan.

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital drawn-down notice. At March 31, 2018 the Fund had total Capital Commitments of $160,040,041, of which 81% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2018:

	For the three months ended March 31, 2018
	Shares	Amount
March 31, 2018	599,421	$6,066,799

Total capital drawdowns	599,421	$6,066,799

9. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018:

For the three months ended March 31, 2018
Net increase (decrease) in net assets from operations	$234,097
Weighted average common shares outstanding	2,424,032
Earnings per common share-basic and diluted	$0.10

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for the three months ended March 31, 2018 and March 31, 2017:

	(Unaudited) For the three months ended March 31, 2018	(Unaudited) For the three months ended March 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$10.02	$10.00
Net investment income (loss)	0.11	0.00
Net realized and unrealized gains (losses) on investments	(0.01)	0.00

Net increase (decrease) in net assets resulting from operations	0.10	0.00

Net asset value, end of period	$10.12	$10.00
Shares outstanding, end of period	3,016,792	100
Total return at net asset value(2)(3)	0.97%	—%

Ratio/Supplemental Data:
Net assets, end of period	$30,533,279	$1,000
Ratio of total expenses to average net assets(4)	8.25%	—%
Ratio of net expenses to average net assets(4)	3.33%	—%
Ratio of net investment income before waiver to average net assets(4)	0.76%	—%
Ratio of net investment income after waiver to average net assets(4)	5.69%	—%
Ratio of interest and credit facility expenses to average net assets(4)	2.22%	—%
Portfolio turnover rate(3)	2.91%	—%
Asset coverage ratio(5)	2.11	0.00

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(3)	Not annualized.
(4)	Annualized, except for professional fees, directors’ fees and organizational and offering costs.
(5)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

11. Subsequent Events

Subsequent events after the statements of assets and liabilities date have been evaluated through the date the financial statements were issued. Other than the items discussed below, the Fund has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On March 16, 2018, the Fund delivered a capital call notice to its investors relating to the sale of its Shares for an aggregate offering price of $6,066,798.92. The sale closed on April 2, 2018, as reported in the Fund’s Current Report on Form 8-K filed on March 20, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes, including the Small Business Credit Availability Act; and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we are an investment company.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report.

Overview

We were formed on February 6, 2015 as a corporation under the laws of the State of Maryland. We are structured as an externally managed, non-diversified, closed-end management investment company. We were formed to invest primarily in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. We commenced investment operations on November 15, 2017 (“Commencement”). We are advised by AB Private Credit Investors LLC (the “Adviser”), which is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. State Street Bank and Trust Company (the “Administrator”) provides the administrative services necessary for the Fund to operate.

On October 6, 2016, we filed with the SEC an election to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Fund intends to elect to be treated as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. To the extent that we have net taxable income prior to our qualification as a RIC, we will be subject to U.S. federal income tax on such income. As a BDC and a RIC, respectively, we are and will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax exempt interest.

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

We may accept additional Capital Commitments quarterly (“Subsequent Closings”) from new investors as well as existing investors that wish to increase their commitment and shareholding in the Fund. These Subsequent Closings are expected to occur on a calendar-quarter end based on investor interest as well as the state of the market and our capacity to invest the additional capital in a reasonable period. Each Capital Commitment is for the life of the Fund or for a shorter period based on the investor’s liquidation election, subject to the Fund’s receipt of exemptive relief that would permit stockholders to liquidate their investments pursuant to transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be established.

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

Portfolio and Investment Activity

We commenced investment operations on November 15, 2017. During the three months ended March 31, 2018, we invested $7,857,111 in 3 portfolio companies, $3,474,971 was drawn down against the revolvers, and had $721,656 in aggregate amount of principal repayments, which includes $626,813 in revolver paydowns, resulting in net investments of $10,610,426 for the period.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2018:

	As of March 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$34,204,029	99.10%	$34,173,744	99.10%	8.55%
Common Stock	311,400	.90	311,400	.90	0

Total	$34,515,429	100%	$34,485,144	100%	8.55%

(1)	Based upon the par value of our debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$23,565,876	98.7%	$23,561,630	98.7%	8.3%
Common Stock	311,400	1.3	311,400	1.3	0

Total	$23,877,276	100%	$23,873,030	100%	8.3%

(1)	Based upon the par value of our debt investments

The following table presents certain selected financial information regarding our investment portfolio:

	As of March 31, 2018	As of December 31, 2017
Number of portfolio companies	11	8
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of March 31, 2018:

	As of March 31, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$34,204,029	100%	$34,173,744	100%
Non-accrual	—	—	—	—

Total	$34,204,029	100%	$34,173,744	100%

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$23,565,876	100%	$23,561,630	100%
Non-accrual	—	—	—	—

Total	$23,565,876	100%	$23,561,630	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of March 31, 2018 and as of December 31, 2017, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash as of March 31, 2018:

	As of March 31, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$34,204,029	65.86%	$34,173,744	65.86%
Common Stock	311,400	.60	311,400	.60
Cash	17,400,458	33.54	17,400,458	33.54

Total	$51,915,887	100.00%	$51,885,602	100.00%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$23,565,876	57.45%	$23,561,630	57.45%
Common Stock	311,400	.76	311,400	.76
Cash	17,139,858	41.79	17,139,858	41.79

Total	$41,017,134	100.00%	$41,012,888	100.00%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2018 (with corresponding percentage of total portfolio investments):

	As of March 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Consumer Non-Cyclical	$2,108,714	6.11%	$2,107,928	6.11%
Education	6,751,875	19.56	6,743,728	19.56
Healthcare	5,326,900	15.43	5,320,580	15.43
Communications & IT Infrastructure	5,356,925	15.52	5,354,548	15.52
Software & Services	14,971,015	43.38	14,958,360	43.38

	$34,515,429	100.00%	$34,485,144	100.00%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2017 (with corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Consumer Non-Cyclical	$2,164,649	9.06%	$2,164,539	9.06%
Education	6,761,095	28.32	6,758,994	28.32
Healthcare	0	0	0	0
Communications & IT Infrastructure	3,030,500	12.69	3,030,500	12.69
Software & Services	11,921,032	49.93	11,918,997	49.93

	$23,877,276	100.00%	$23,873,030	100.00%

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations

As of March 31, 2018, operating results are as follows:

For the Three Months Ended March 31, 2018
Total investment income	$608,490
Total expenses	864,396

Expense Reimbursement from Adviser	(503,592)
Waived Management Fee	(12,453)
Excise Tax Expense	3

Net investment income	260,136
Net change in unrealized depreciation on investments	(26,039)

Net increase in net assets resulting from operations	$234,097

Investment Income

During the three months ended March 31, 2018, the Fund’s investment income was comprised of $608,490 of interest income, which includes $27,727 from the accretion of discounts.

Operating Expenses

The composition of our operating expenses was as follows:

For the Three Months Ended March 31, 2018
Insurance Expenses	$61,027
Interest and credit facility expenses	149,801
Offering costs	51,647
Management fees	105,472
Administration and custodian fees	56,277
Organizational expenses	—
Professional fees and other expenses	403,209
Directors’ fees	36,963
Expense Reimbursement from Adviser	(503,592)
Waived Management Fee	(12,453)

Total net expenses	$348,351

Interest and debt financing expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility with HSBC. The Fund first drew on the Revolving Credit Facility on November 15, 2017. As of March 31, 2018, there was an outstanding balance of $27,500,000 on the Revolving Credit Facility. As of December 31, 2017, the Revolving Credit Facility had an outstanding balance of $23,500,000. Interest and debt financing expenses for the three months ended March 31, 2018, were approximately $149,801, and for the three months ended March 31, 2017, were approximately $0. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.79% and 3.94% as of March 31, 2018 and December 31, 2017, respectively.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2018, we had principal repayments of $721,656, which includes $626,813 of revolver paydowns, resulting in $0 of net realized gain/loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2018, we had $26,039 in net change in unrealized depreciation on $34,515,429 of investments in 11 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2018, the net increase in net assets resulting from operations was $234,097. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2018, our per share net increase in net assets resulting from operations was $0.10.

Cash Flows

For the three months ended March 31, 2018, cash increased by $260,600. During the same period, we used $10,196,652 in operating activities, primarily as a result of purchases of investments. During the three months ended March 31, 2018, we generated $10,457,252 from financing activities, primarily from issuance of common stock and borrowings on our Revolving Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the three months ended March 31, 2018, the Fund did not enter into any hedging contracts.

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

Cash and cash equivalents as of the three months ended March 31, 2018, taken together with our uncalled Capital Commitments of $160,040,041, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2018, we had $17,400,458 in cash and cash equivalents. During the three months ended March 31, 2018, we used $10,196,652 for operating activities.

Equity Activity

We have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital drawn-down notice. As of March 31, 2018, we received capital commitments of $160,040,041. As of March 31, 2018, we received capital contributions to the Fund of $30,256,166. As of December 31, 2017, we received capital contributions totaling $24,189,367.

Contractual Obligations

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

The following table shows our contractual obligations as of March 31, 2018:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Agreement	$27.5	$27.5	$—	$—	$—

See “Notes to Financial Statements – Note 4. Credit Facility,” for a discussion of the terms of the Credit Agreement.

Distribution Policy

To the extent that we have funds available, we intend to make quarterly distributions of current income to our stockholders. Our stockholder distributions, if any, will be determined by our Board. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments we make subsequent to the Initial Closing. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. At no time will such quarterly distributions of current income be added to a stockholder’s outstanding but undrawn capital commitments.

From time to time our Board, in its sole discretion, also may determine to issue special distributions returning all or a portion of stockholders’ previous capital contributions (each, a “Return of Capital”). The amount of any Return of Capital received by a stockholder will be added to such stockholder’s outstanding but undrawn capital commitments. Accordingly, we may deliver a capital call notice which includes the amount of a stockholder’s Return of Capital. If we receive exemptive relief allowing us to create a Liquidating Share Class (as such term is defined in our Annual Report on Form 10-K for the year ended December 31, 2017), eligible stockholders may have the right as part of the process for electing (or declining) to exchange Shares for Liquidation Shares, to cancel, in whole or in part, any outstanding but undrawn capital commitments, including any undrawn amounts resulting from the receipt of a Return of Capital.

We intend to elect to be treated as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We currently intend to distribute net long-term capital gains if any, at least annually out of the assets legally available for such distributions. However, we may in the future decide to retain some or all of our long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S.

stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to such stockholder’s tax basis in such stockholder’s common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against such individual stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds such individual stockholder’s liability for U.S. federal income tax. We cannot assure any stockholder that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we may be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Unless a stockholder elects to reinvest distributions in shares of our common stock under our dividend reinvestment plan, we intend to make such distributions in cash. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of our common stock in the name of a broker or financial intermediary, such stockholder should contact such broker or financial intermediary regarding the election to receive distributions in shares of our common stock in lieu of cash. Any distributions reinvested through the issuance of shares through our dividend reinvestment plan will increase our assets on which the base management fee and incentive fee is determined and paid to the Adviser.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Fund had unfunded Capital Commitments related to Subscription Agreements of $129,783,975 and $97,241,711, respectively.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the statements of assets and liabilities. As of March 31, 2018 our off-balance sheet arrangements consisted of the following:

	Expiration Date(1)	Unfunded Commitments
First Lien Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629
AEG Holding Company, Inc.	11/20/2023	433,452
Captain D’s, Inc.	12/15/2023	139,788
Engage2Excel, Inc	03/07/2023	307,806
InSite Wireless Group, LLC	07/10/2020	197,231
InSite Wireless Group, LLC	07/10/2020	1,163,539
Maintech, Incorporated	12/28/2022	192,500
Perforce Intermediate Holdings, LLC	12/28/2022	417,714
Platinum Dermatology Partners, LLC	07/03/2019	1,700,197
Platinum Dermatology Partners, LLC	01/03/2023	498,592
Qualifacts Corporation	12/12/2022	300,000
Velocity Purchaser Corporation	12/01/2022	193,237

Total First Lien Senior Secured Debt		$6,627,685

Total		$6,627,685

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of December 31, 2017, our off-balance sheet arrangements consisted of the following:

	Expiration Date(1)	Unfunded Commitments
First Lien Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629
AEG Holding Company, Inc.	11/20/2023	433,452
Captain D’s, Inc.	12/15/2023	88,326
D1MT Holdings LLC	12/28/2022	220,000
Perforce Intermediate Holdings, LLC	12/28/2022	485,714
Qualifacts Corporation	12/12/2022	300,000
Velocity Purchaser Corporation	12/01/2022	173,913

Total First Lien Senior Secured Debt		$2,785,034

Total		$2,785,034

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

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

Credit Facility Agreement

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”) and any other lender that becomes a party to the Credit Facility in accordance with the terms of the Credit Facility, as lenders.

The initial Maximum Commitment of the Credit Facility is $30 million. The Maximum Commitment amount may be increased upon request of the Fund to an amount agreed upon by the Fund and the Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the Administrative Agent, subject to certain terms and conditions. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ commitments (the “Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments).

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

Fund Expenses

As of March 31, 2018, the Fund incurred $864,396 of expenses in relation to professional fees, directors’ fees, management fees, insurance expenses, interest and credit facility expenses, offering costs and administration and custodian fees, of which $503,592 was reimbursed by the Adviser and its affiliates on behalf of the Fund.

Federal Income Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

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

Assuming that the statement of financial condition as of March 31, 2018, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(87,392)	$(14,250)	$(73,142)
Up 100 basis points	349,569	57,000	292,569
Up 200 basis points	699,138	114,000	585,138
Up 300 basis points	1,048,707	171,000	877,707

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

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially adversely affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K and discussed below are not the only risks we face. We may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable, which could materially adversely affect our business, financial condition and results of operations. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

The Small Business Credit Availability Act may allow us to incur additional leverage, which may increase the risk of investing with us.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). If we were to obtain the required approval to reduce the required asset coverage ratio applicable to us, we would be able to incur additional leverage in the future, and the risks associated with an investment in us may increase.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: May 15, 2018	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)