Form 10-Q
period 2018-06-30
AB Private Credit Investors Corp
filed 2018-08-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas

New York, NY 10105

(Address of principal executive offices)

(212) 969-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 3,986,334.882 shares of common stock, $0.01 par value per share, outstanding as of August 14, 2018.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2018

Item 1. Financial Statements

AB Private Credit Investors Corporation

Statements of Assets and Liabilities

	As of June 30, 2018 (Unaudited)	As of December 31, 2017
Assets
Investments, at fair value (amortized cost of $61,075,894 and $23,877,276, respectively)	$61,025,477	$23,873,030
Cash	1,795,818	17,139,858
Receivable for fund shares sold	4,001,001	6,457,252
Receivable from Adviser	966,299	2,210
Interest receivable	378,317	69,773
Prepaid expenses	227,158	102,390
Deferred financing costs	179,381	238,984
Deferred offering costs	52,221	156,089

Total assets	$68,625,672	$48,039,586

Liabilities
Credit facility payable	$31,850,000	$23,500,000
Professional fees payable	1,033,213	158,954
Distribution payable	334,897	—
Accrued expenses and other liabilities	319,025	6,292
Management fees payable	241,583	—
Administrator and custodian fees payable	144,650	28,692
Interest and credit facility expense payable	67,030	20,434
Transfer agent fees payable	3,949	—
Excise tax payable	—	2,336
Directors’ fees payable	—	187
Accrued organization and offering costs	—	90,308

Total liabilities	$33,994,347	$23,807,203

Commitments and Contingencies (Note 7)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 3,458,778 and 2,417,371 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	$34,588	$24,174
Paid-in capital in excess of par value	34,634,602	24,152,786
Accumulated undistributed net investment income	12,552	59,669
Net unrealized appreciation (depreciation) on investments	(50,417)	(4,246)

Total net assets	$34,631,325	$24,232,383

Total liabilities and net assets	$68,625,672	$48,039,586

Net asset value per share	$10.01	$10.02

See Notes to Financial Statements

AB Private Credit Investors Corporation

Unaudited Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income, net of amortization/accretion	$998,748	$—	$1,607,238	$—

Total investment income	998,748	—	1,607,238	—

Expenses:
Professional fees	925,354	—	1,244,542	—
Interest and credit facility expenses	282,213	—	432,014	—
Management fees	173,401	—	278,873	—
Insurance expenses	61,706	—	122,733	—
Administration and custodian fees	59,681	—	115,958	—
Offering costs	52,221	—	103,868	—
Directors’ fees	34,160	—	71,123	—
Other expenses	69,257	—	153,278	—

Total expenses	1,657,993	—	2,522,389	—
Expense reimbursement from Adviser	(1,086,482)	—	(1,590,074)	—
Waived management fees	(24,837)	—	(37,290)	—

Net expenses	546,674	—	895,025	—

Net investment income before taxes	452,074	—	712,213	—

Excise tax expense	—	—	3	—

Net investment income	452,074	—	712,210	—

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	—	—	—	—
Net change in unrealized appreciation (depreciation) from investments	(20,132)	—	(46,171)	—

Net realized and unrealized gains (losses)	(20,132)	—	(46,171)	—

Net increase in net assets resulting from operations	$431,942	$—	$666,039	$—

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.14	$—	$0.25	$—
Earnings per share (basic and diluted):	$0.14	$—	$0.24	$—
Weighted average shares outstanding:	3,162,502	—	2,795,307	—
Distributions declared per share:	$0.25	$—	$0.25	$—

See Notes to Financial Statements

AB Private Credit Investors Corporation

Unaudited Statements of Changes in Net Assets

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$712,210	$—
Net realized gain on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(46,171)	—

Net increase in net assets resulting from operations	666,039	—

Distributions to shareholders from:
Net investment income	(759,327)	—

Total distributions to shareholders	(759,327)	—

Capital transactions:
Issuance of common stock (999,017 and 2,400 shares, respectively)	10,067,800	24,000
Issuance of common shares pursuant to distribution reinvestment plan (42,390 and 0 shares, respectively)	424,430	—

Net increase in net assets resulting from capital transactions	10,492,230	24,000

Total increase in net assets	10,398,942	24,000
Net assets at beginning of period	24,232,383	1,000

Net assets at end of period	$34,631,325	$25,000

Accumulated undistributed net investment income	$12,552	$—

See Notes to Financial Statements

AB Private Credit Investors Corporation

Unaudited Statements of Cash Flows

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$666,039	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(42,010,623)	—
Proceeds from sales of investments and principal repayments	4,873,178	—
Net change in unrealized (appreciation) depreciation on investments	46,171	—
Amortization of premium and accretion of discount, net	(61,173)	—
Amortization of deferred financing costs	152,596	—
Amortization of deferred offering costs	103,868	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(308,544)	—
(Increase) decrease in receivable from Adviser	(964,089)	—
(Increase) decrease in prepaid expenses	(124,768)	—
Increase (decrease) in management fees payable	241,583	—
Increase (decrease) in administrator and custodian fees payable	115,958	—
Increase (decrease) in professional fees payable	874,259	—
Increase (decrease) in excise tax payable	(2,336)	—
Increase (decrease) in directors’ fees payable	(187)	—
Increase (decrease) in transfer agent fees payable	3,949	—
Increase (decrease) in interest expense payable	46,596	—
Increase (decrease) in accrued organization costs	(90,308)	—
Increase (decrease) in accrued expenses and other liabilities	312,733	—

Net cash provided by (used for) operating activities	(36,125,098)	—

Cash flows from financing activities
Issuance of common stock	12,524,051	24,000
Financing costs paid	(92,993)	—
Borrowings on debt	54,950,000	—
Repayments of debt	(46,600,000)	—

Net cash provided by (used for) financing activities	20,781,058	24,000

Net increase (decrease) in cash	(15,344,040)	24,000
Cash, beginning of period	17,139,858	1,000

Cash, end of period	$1,795,818	$25,000

Supplemental and non-cash financing activities
Cash paid during the period for interest	$232,822	$—
Issuance of common shares pursuant to distribution reinvestment plan	$424,430	$—
Excise taxes paid	$2,339	$—

See Notes to Financial Statements

AB Private Credit Investors Corporation

Schedule of Investments as of June 30, 2018

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value - 176.21% + * # ^

U.S. Corporate Debt - 175.30%

1st Lien/Senior Secured Debt - 175.30%
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	7.80% (L + 5.79%; 0.50% Floor)	07/10/2020	$2,957,972	$2,906,503	$2,904,719
InSite Wireless Group, LLC(1) (2)	Communications & IT Infrastructure	7.80% (L + 5.79%; 0.50% Floor)	07/10/2020	—	(2,788)	(2,958)
Maintech, Incorporated	Communications & IT Infrastructure	9.34% (L + 7.00%; 1.00% Floor)	12/28/2022	2,956,250	2,913,756	2,911,906
Maintech, Incorporated(1)	Communications & IT Infrastructure	11.00% (P + 6.00%; 1.00% Floor)	12/28/2022	220,000	216,216	215,875
Captain D’s, Inc.	Consumer Non-Cyclical	6.57% (L + 4.50%; 1.00% Floor)	12/15/2023	2,067,597	2,048,226	2,046,921
Captain D’s, Inc.(1)	Consumer Non-Cyclical	6.57% (L + 4.50%; 1.00% Floor)	12/15/2023	26,657	24,847	24,707
AEG Holding Company, Inc.	Education	8.10% (L + 6.00%; 1.00% Floor)	11/20/2023	6,199,713	6,085,965	6,075,719
AEG Holding Company, Inc.(1)	Education	8.10% (L + 6.00%; 1.00% Floor)	11/20/2023	704,359	689,446	688,105
AEG Holding Company, Inc.(1) (2)	Education	8.10% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(19,542)	(21,673)
Brazos Delaware II, LLC(3)	Energy	6.09% (L + 4.00%)	05/21/2025	2,253,165	2,242,014	2,250,349
Analogic Corporation	Healthcare	8.08% (L + 6.00%; 1.00% Floor)	06/22/2024	3,013,043	2,952,955	2,952,783
Analogic Corporation(1) (2)	Healthcare	8.08% (L + 6.00%; 1.00% Floor)	06/22/2024	—	(5,719)	(5,739)
Pinnacle Dermatology Management, LLC	Healthcare	6.34% (L + 4.25%; 1.00% Floor)	05/18/2023	1,873,694	1,836,973	1,836,220
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare	6.34% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(9,154)	(9,368)
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare	6.34% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(91,564)	(93,685)
Platinum Dermatology Partners, LLC	Healthcare	8.59% (L + 6.25%; 1.00% Floor)	01/03/2023	3,180,017	3,119,064	3,116,416
Platinum Dermatology Partners, LLC	Healthcare	8.61% (L + 6.25%; 1.00% Floor)	01/03/2023	1,989,380	1,952,810	1,949,593
Platinum Dermatology Partners, LLC(1)	Healthcare	8.58% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,389,309	1,386,085
Platinum Dermatology Partners, LLC(1) (2)	Healthcare	8.58% (L + 6.25%; 1.00% Floor)	01/03/2023	—	(9,011)	(9,972)
Avetta, LLC	Software & Services	7.30% (L + 5.25%; 1.00% Floor)	04/10/2024	3,337,175	3,272,421	3,270,432
Avetta, LLC(1) (2)	Software & Services	7.30% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(9,459)	(9,888)
Avetta, LLC(1) (2)	Software & Services	7.30% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(14,899)	(15,450)
BeyondTrust Software, Inc.	Software & Services	8.61% (L + 6.25%; 1.00% Floor)	11/21/2023	3,234,633	3,190,088	3,186,114
Businesssolver.com, Inc.	Software & Services	9.84% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,537,516	2,536,471
Businesssolver.com, Inc.(1) (2)	Software & Services	9.84% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(6,309)	(6,471)
Businesssolver.com, Inc.(1) (2)	Software & Services	9.84% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(3,786)	(7,765)
Engage2Excel, Inc	Software & Services	8.63% (L + 6.50%; 1.00% Floor)	03/07/2023	3,015,537	2,957,228	2,955,226
Engage2Excel, Inc(1)	Software & Services	8.55% (L + 6.50%; 1.00% Floor)	03/07/2023	25,127	17,825	17,589
Exterro, Inc.	Software & Services	7.80% (L + 5.50%; 1.00% Floor)	05/31/2024	2,970,000	2,911,620	2,910,600
Exterro, Inc.(1) (2)	Software & Services	7.80% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(6,472)	(6,600)
Ministry Brands, LLC	Software & Services	6.10% (L + 4.00%; 1.00% Floor)	12/02/2022	3,192,190	3,176,774	3,176,229
Ministry Brands, LLC(1) (2)	Software & Services	6.10% (L + 4.00%; 1.00% Floor)	12/02/2022	—	(6,731)	(6,985)
Perforce Intermediate Holdings, LLC	Software & Services	6.34% (L + 4.25%; 1.00% Floor)	12/27/2024	2,899,714	2,822,352	2,819,972
Perforce Intermediate Holdings, LLC(1)	Software & Services	6.34% (L + 4.25%; 1.00% Floor)	12/28/2022	474,057	461,866	460,700
Qualifacts Corporation	Software & Services	9.33% (L + 7.00%; 1.00% Floor)	12/12/2022	3,000,000	2,945,378	2,940,000
Qualifacts Corporation(1) (2)	Software & Services	9.33% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(5,354)	(6,000)
Swiftpage, Inc.	Software & Services	7.55% (L + 5.50%; 1.00% Floor)	06/13/2023	2,534,811	2,484,507	2,484,115
Swiftpage, Inc.(1) (2)	Software & Services	7.55% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(4,465)	(4,506)
Velocity Purchaser Corporation	Software & Services	8.10% (L + 6.00%; 1.00% Floor)	12/01/2022	2,969,179	2,915,575	2,909,795
Velocity Purchaser Corporation(1) (2)	Software & Services	8.10% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(3,504)	(3,865)
Watermark Insights, LLC	Software & Services	6.77% (L + 4.75%; 1.00% Floor)	06/07/2024	2,927,647	2,898,624	2,898,371
Watermark Insights, LLC(1) (2)	Software & Services	6.77% (L + 4.75%; 1.00% Floor)	06/07/2024	—	(3,057)	(2,059)
Watermark Insights, LLC(1) (2)	Software & Services	6.77% (L + 4.75%; 1.00% Floor)	06/07/2024	—	(3,550)	(3,665)

Total 1st Lien/Senior Secured Debt					60,764,494	60,708,363

Total U.S. Corporate Debt					60,764,494	60,708,363

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value
U.S. Common Stock - 0.91%
Leeds FEG Investors, LLC(4)	Education			311	$311,400	$317,114

Total U.S. Common Stock					311,400	317,114

TOTAL INVESTMENTS - 176.21%(5)					$61,075,894	$61,025,477

LIABILITIES IN EXCESS OF OTHER ASSETS - (76.21%)						$(26,394,152)

NET ASSETS - 100.00%						$34,631,325

+

As of June 30, 2018, qualifying assets represented 97.37% of total assets. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Accounting Standards Codification (“ASC”) 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of June 30, 2018, rates for 1M L, 2M L, 3M L and 6M L are 2.09%, 2.17%, 2.34% and 2.50%, respectively. As of June 30, 2018, the U.S. Prime rate was 5.00%.

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

(3)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(4)	Non-income producing security.
(5)

Aggregate gross unrealized appreciation for federal income tax purposes is $14,931; aggregate gross unrealized depreciation for federal income tax purposes is $65,348. Net unrealized depreciation is $50,417 based upon a tax cost basis of $61,075,894.

L - LIBOR

P - Prime

See Notes to Financial Statements

AB Private Credit Investors Corporation

Schedule of Investments as of December 31, 2017

Portfolio Company	Industry	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value - 98.52% + * # ^
U.S. Corporate Debt - 97.23%
1st Lien/Senior Secured Debt - 97.23%
Captain D’s, Inc.	Consumer Non- Cyclical	5.98% (L + 4.50%; 1.00% Floor)	12/15/2023	$2,080,568	$2,059,862	$2,059,762
Captain D’s, Inc.(1)	Consumer Non- Cyclical	6.01% (L + 4.50%; 1.00% Floor)	12/15/2023	106,727	104,787	104,777
AEG Holding Company, Inc.(1)	Education	7.56% (L + 6.00%; 1.00% Floor)	11/20/2023	379,270	363,268	363,015
AEG Holding Company, Inc.	Education	7.59% (L + 6.00%; 1.00% Floor)	11/20/2023	6,230,868	6,108,099	6,106,251
AEG Holding Company, Inc.(1) (2)	Education	7.59% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(21,672)	(21,672)
D1MT Holdings LLC	IT Infrastructure	8.69% (L + 7.00%; 1.00% Floor)	12/28/2022	3,025,000	2,979,625	2,979,625
D1MT Holdings LLC(1)	IT Infrastructure	8.69% (L + 7.00%; 1.00% Floor)	12/28/2022	55,000	50,875	50,875
BeyondTrust Software, Inc.	Software & Services	7.89% (L + 6.25%; 1.00% Floor)	11/21/2023	3,250,888	3,202,826	3,202,124
Perforce Intermediate Holdings, LLC	Software & Services	5.81% (L + 4.25%; 1.00% Floor)	12/27/2024	2,914,286	2,834,143	2,834,143
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	5.81% (L + 4.25%; 1.00% Floor)	12/28/2022	—	(13,357)	(13,357)
Qualifacts Corporation(1) (2)	Software & Services	8.55% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(6,000)	(6,000)
Qualifacts Corporation	Software & Services	8.55% (L + 7.00%; 1.00% Floor)	12/12/2022	3,000,000	2,940,482	2,940,000
Velocity Purchaser Corporation	Software & Services	7.37% (L + 6.00%; 1.00% Floor)	12/01/2022	3,006,763	2,947,429	2,946,628
Velocity Purchaser Corporation(1)	Software & Services	7.57% (L + 6.00%; 1.00% Floor)	12/01/2022	19,324	15,509	15,459

Total 1st Lien/Senior Secured Debt					23,565,876	23,561,630

Total U.S. Corporate Debt					23,565,876	23,561,630

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
U.S. Common Stock - 1.29%
Leeds FEG Investors, LLC(3)	Education		311	$311,400	$311,400

Total U.S. Common Stock				311,400	311,400
TOTAL INVESTMENTS - 98.52%(4)				$23,877,276	$23,873,030

OTHER ASSETS IN EXCESS OF LIABILITIES - 1.48%					$359,353

NET ASSETS - 100.00%					$24,232,383

+

As of December 31, 2017, qualifying assets represented 86.32% of total assets. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

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

June 30, 2018

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At June 30, 2018, the Fund had total Capital Commitments of $212,320,541, of which 84% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to its taxable year ending in 2017. So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Fund chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2018, the Fund accrued excise taxes of $0 and $3, respectively. As of June 30, 2018, and December 31, 2017, $0 and $2,336, respectively, of accrued excise taxes remained payable.

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

The Fund has adopted a dividend reinvestment plan that provides for stockholders to receive dividends or other distributions declared by the Board in cash unless a stockholder elects to “opt in” to the dividend reinvestment plan. As a result, if the Board declares a cash distribution, then the stockholders who have “opted in” to the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution.

3. Agreements and Related Party Transactions

Advisory Agreement

On July 5, 2017, the Board approved the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated. For the three and six months ended June 30, 2018, the Fund incurred a management fee of $173,401 and $278,873, respectively, of which $24,837 and $37,290, respectively, was voluntarily waived by the Adviser. As of June 30, 2018, and December 31, 2017, $241,583 and $0, respectively, remained payable.

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

Since inception, no incentive fees have been incurred or are payable as of and for the three and six months ended June 30, 2018.

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 20% of aggregate cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, “aggregate cumulative realized capital gains” will not include any unrealized appreciation. For accounting purposes only, we are required under GAAP to accrue a hypothetical capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a hypothetical capital gains incentive fee that would be payable to the Adviser at each measurement date. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Since inception, no capital gains incentive fees have been incurred or are payable as of and for the three and six months ended June 30, 2018.

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

The Fund will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) the Pre-incentive Fee Net Investment Income, and (b) the realized capital gain / loss and (c) unrealized capital appreciation / depreciation expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Advisory Agreement.

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

As of June 30, 2018, the amount of Expense Payments provided by the Adviser since inception is $3,619,619. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of June 30, 2018, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	4.787%	June 30, 2021	1.0%

Total	$3,619,619

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

4. Credit Facility

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility is $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2018, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

The Fund’s outstanding debt as of June 30, 2018 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Credit Agreement	$50,000,000	$31,850,000	$18,150,000	$31,850,000

Total	$50,000,000	$31,850,000	$18,150,000	$31,850,000

The Fund’s outstanding debt as of December 31, 2017 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Credit Agreement	$30,000,000	$23,500,000	$6,500,000	$23,500,000

Total	$30,000,000	$23,500,000	$6,500,000	$23,500,000

For the three and six months ended June 30, 2018, the Fund incurred $183,746 and $245,427, respectively, interest expense on the facilities which is included in interest and credit facility expenses in the statement of operations, of which $63,255 was payable at June 30, 2018.

As of June 30, 2018, the Fund incurred $92,993 of deferred financing costs on the facilities.

For the three and six months ended June 30, 2018, the Fund amortized $84,958 and $152,596 of deferred financing costs, respectively, which is included in interest and credit facility expenses in the statement of operations.

For the three and six months ended June 30, 2018, the Fund also incurred $13,509 and $33,991, respectively, of commitment fees on the facilities which is included in interest and credit facility expenses in the statement of operations, of which $3,775 was payable at June 30, 2018.

For the three and six months ended June 30, 2018, the average outstanding balance and weighted average interest rate for the Credit Agreement was $18,247,253 and 4.04%, and $12,451,934 and 3.97%, respectively.

There were no borrowings for the three and six months ended June 30, 2017.

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

Valuation of Investments

Investments are valued at fair value as determined in good faith by our Board, based on input of management, the audit committee and independent valuation firms that have been engaged to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter.

The fair values of loan investments based upon price data vendors or observable market price quotations are generally categorized as Level 2; however, those priced using models with significant unobservable inputs are categorized as Level 3.

In determining the fair value of the Fund’s Level 3 debt and equity positions the Adviser uses the following factors, where relevant: loan to value (“LTV”) based on an enterprise value determined using the original purchase price, public equity comparable, recent M&A transaction, and a discounted cash flow (“DCF”) analysis, and yields from comparable loans, comparable high yield bonds, high yield indexes and loan indexes (“comparable yields”).

Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.

The following table summarizes the valuation of the Fund’s investments as of June 30, 2018:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$2,250,349	$58,458,014	$60,708,363
Common Stock	—	—	317,114	317,114

Total assets	$—	$2,250,349	$58,775,128	$61,025,477

*	See schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2017:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$23,561,630	$23,561,630
Common Stock	—	—	311,400	311,400

Total assets	$—	$—	$23,873,030	$23,873,030

*	See schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2018:

	1st Lien/Senior Secured Debt	Common Stock	Total
Balance as of January 1, 2018	$23,561,630	$311,400	$23,873,030
Purchases	39,768,723	—	39,768,723
Sales and principal payments	(4,873,178)	—	(4,873,178)
Realized Gain (Loss)	—	—	—
Net Amortization of Premium/Discount	61,058	—	61,058
Transfers In	—	—	—
Transfers Out	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(60,219)	5,714	(54,505)

Balance as of June 30, 2018	$58,458,014	$317,114	$58,775,128

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(60,243)	$5,714	$(54,529)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2018, there were no transfers between levels.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2018 and December 31, 2017, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$24,248,276	Market Yield Analysis	Market Yield	6.6% - 8.8% (7.7%)	Decrease
1st Lien/Senior Secured Debt - Recent Transactions	34,209,738	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	317,114	Market Approach	EBITDA Multiple	12.5x	Increase

Total Assets	$58,775,128

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31. 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$23,561,630	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	311,400	Recent Purchase	Purchase Price	N/A	N/A

	$23,873,030

6. Organizational and Offering Expenses

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Fund’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Fund’s private placement memorandum and other offering documents, including travel-related expenses. As of June 30, 2018, total organization expenses incurred amounted to $0. Offering expenses, which are being deferred, totaled $209,458, are amortized on a straight-line basis over a one-year period starting from September 29, 2017.

For the three and six months ended June 30, 2018, the aforementioned organization expenses incurred and the portion of the offering expenses amortized to expenses were reimbursed by the Adviser as part of its Expense Payment disclosed in Note 3.

7. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of June 30, 2018, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2018:

Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	11/20/2023	$108,363	$(2,167)
Analogic Corporation	06/22/2023	$286,956	$(5,739)
Avetta, LLC	04/11/2020	$1,235,991	$(15,450)
Avetta, LLC	04/10/2024	$494,396	$(9,888)
Businesssolver.com, Inc.	05/15/2020	$388,235	$(7,765)
Businesssolver.com, Inc.	05/15/2023	$323,529	$(6,471)
Captain D’s, Inc.	12/15/2023	$168,396	$(1,684)
Engage2Excel, Inc	03/07/2023	$351,778	$(7,036)
Exterro, Inc.	05/31/2024	$330,000	$(6,600)
InSite Wireless Group, LLC	07/10/2020	$197,231	$(2,958)
InSite Wireless Group, LLC	07/10/2020	$592,186	$(8,883)
Maintech, Incorporated	12/28/2022	$55,000	$(825)
Ministry Brands, LLC	12/02/2022	$1,396,919	$(6,985)
Perforce Intermediate Holdings, LLC	12/28/2022	$11,657	$(321)
Pinnacle Dermatology Management, LLC	05/18/2020	$4,684,236	$(93,685)
Pinnacle Dermatology Management, LLC	05/18/2023	$468,424	$(9,368)
Platinum Dermatology Partners, LLC	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	12/12/2022	$300,000	$(6,000)
Swiftpage, Inc.	06/13/2023	$225,317	$(4,506)
Velocity Purchaser Corporation	12/01/2022	$193,237	$(3,865)
Watermark Insights, LLC	06/07/2020	$366,471	$(3,665)
Watermark Insights, LLC	06/07/2024	$205,882	$(2,059)

Total 1st Lien/Senior Secured Debt		$14,534,819	$(248,933)

Total		$14,534,819	$(248,933)

The Fund had the following unfunded commitments by investment types as of December 31, 2017:

Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629	$(21,672)
AEG Holding Company, Inc.	11/20/2023	$433,452	$(8,669)
Captain D’s, Inc.	12/15/2023	$88,326	$(883)
D1MT Holdings LLC	12/28/2022	$220,000	$(3,300)
Perforce Intermediate Holdings, LLC	12/28/2022	$485,714	$(13,357)
Qualifacts Corporation	12/12/2022	$300,000	$(6,000)
Velocity Purchaser Corporation	12/01/2022	$173,913	$(3,478)

Total 1st Lien/Senior Secured Debt		$2,785,034	$(57,359)

Total		$2,785,034	$(57,359)

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

Equity Issuance

In connection with its formation, the Fund has the authority to issue 200,000,000 shares of the Fund’s common stock, par value $0.01 per share.

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. At June 30, 2018 the Fund had total Capital Commitments of $212,320,541, of which 84% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2018 and 2017:

	For the six months ended		For the six months ended
	June 30, 2018		June 30, 2017
Quarter Ended	Shares	Amount	Shares	Amount
March 31	599,421	$6,066,799	0	$0
June 30	399,596	$4,001,001	2,400	$24,000

Total capital drawdowns	999,017	$10,067,800	2,400	$24,000

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	$0.25	$759,327

There were no distributions declared on shares of the Company’s common stock during the six months ended June 30, 2017.

Distribution Reinvestment Plan

On September 26, 2017, the Fund adopted a dividend reinvestment plan, which was amended and restated on August 6, 2018 (the “DRIP”). Pursuant to the DRIP (both before and after it was amended), stockholders receive dividends or other distributions in cash unless a stockholder elects to reinvest his or her dividends and other distributions. As a result of adopting the DRIP, if the Board authorizes, and the Fund declares, a cash dividend or distribution, stockholders who have opted into the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of common stock, rather than receiving cash.

The following table summarizes shares distributed pursuant to the DRIP during the six months ended June 30, 2018 to stockholders who opted into the DRIP :

Date Declared	Record Date	Payment Date	Shares	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	42,390	$424,430

There were no shares distributed pursuant to the DRIP during the six months ended June 30, 2017 to stockholders who had opted into the DRIP.

9. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018:

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Net increase (decrease) in net assets from operations	$431,942	$666,039
Weighted average common shares outstanding	3,162,502	2,795,307
Earnings per common share-basic and diluted	$0.14	$0.24

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2018 and June 30, 2017:

	For the six months ended	For the six months ended
	June 30, 2018	June 30, 2017
Per Share Data:(1)
Net asset value, beginning of period	$10.02	$10.00
Net investment income (loss)	0.25	0.00
Net realized and unrealized gains (losses) on investments	(0.01)	0.00

Net increase (decrease) in net assets resulting from operations	0.24	0.00

Distributions declared from: (2)
Net investment income	(0.25)	0.00

Total distributions declared	(0.25)	0.00

Net asset value, end of period	$10.01	$10.00
Shares outstanding, end of period	3,458,778	2,500
Total return at net asset value(3)(4)	2.39%	0.00%
Ratio/Supplemental Data:
Net assets, end of period	$34,631,325	$25,000
Ratio of total expenses to weighted average net assets(5)	12.15%	—%
Ratio of net expenses to weighted average net assets(5)	4.31%	—%
Ratio of net investment income (loss) before waiver to weighted average net assets(5)	(1.34)%	—%
Ratio of net investment income (loss) after waiver to weighted average net assets(5)	6.49%	—%
Ratio of interest and credit facility expenses to weighted average net assets(5)	2.90%	—%
Portfolio turnover rate(4)	12.84%	—%
Asset coverage ratio(6)	2.09	0.00

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(4)	Not annualized.
(5)	Annualized, except for professional fees, directors’ fees and organizational and offering costs.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

11. Subsequent Events

Subsequent events after the statements of assets and liabilities date have been evaluated through the date the financial statements were issued. Other than the items discussed below, the Fund has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On July 25, 2018, the Fund delivered a capital call notice to its investors relating to the sale of its Shares for an aggregate offering price of $5,304,264. The sale closed on August 1, 2018, as reported in the Fund’s Current Report on Form 8-K filed on July 26, 2018.

On March 23, 2018, an amendment to Section 61(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the existing 200% minimum asset coverage ratio, the Fund is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. As such, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.

On July 5, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), approved the application to the Fund of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, and subject to certain additional disclosure requirements, the minimum asset coverage ratio applicable to the Fund will be reduced from 200% to 150%, effective as of July 5, 2019. In addition, in order to provide the Fund with the maximum financial flexibility at the earliest possible date, the Board also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Fund at the Fund’s 2018 annual meeting of stockholders (the “2018 Annual Meeting”). If the Fund’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as early as the first day after the 2018 Annual Meeting and, as a result, the Fund will be permitted to incur double the maximum amount of leverage that the Fund is able to incur currently earlier than if the Fund’s stockholders do not vote to approve such proposal.

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

Portfolio and Investment Activity

We commenced investment operations on November 15, 2017. During the three months ended June 30, 2018, we invested $28,079,239 in 9 portfolio companies, $2,599,302 was drawn down against the revolvers, and we had $218,036 in aggregate amount of principal repayments, which includes $100,080 in revolver paydowns, and $3,933,486 in sales, resulting in net investments of $26,527,019 for the period.

During the six months ended June 30, 2018, we invested $35,936,350 in 12 portfolio companies, $6,074,273 was drawn down against the revolvers, and we had $939,692 in aggregate amount of principal repayments, which includes $726,893 in revolver paydowns, and $3,933,486 in sales, resulting in net investments of $37,137,445 for the period.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2018:

	As of June 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$60,764,494	99.5%	$60,708,363	99.5%	8.92%
Common Stock	311,400	0.5%	317,114	0.5	0

Total	$61,075,894	100%	$61,025,477	100%	8.92%

(1)	Based upon the par value of our debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$23,565,876	98.7%	$23,561,630	98.7%	8.3%
Common Stock	311,400	1.3	311,400	1.3	0

Total	$23,877,276	100%	$23,873,030	100%	8.3%

(1)	Based upon the par value of our debt investments.

The following table presents certain selected financial information regarding our investment portfolio:

	As of June 30, 2018	As of December 31, 2017
Number of portfolio companies	20	8
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of June 30, 2018:

	As of June 30, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$60,764,494	100%	$60,708,363	100%
Non-accrual	—	—	—	—

Total	$60,764,494	100%	$60,708,363	100%

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$23,565,876	100%	$23,561,630	100%
Non-accrual	—	—	—	—

Total	$23,565,876	100%	$23,561,630	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of June 30, 2018 and as of December 31, 2017, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash as of June 30, 2018:

	As of June 30, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$60,764,494	96.6%	$60,708,363	96.6%
Common Stock	311,400	0.5	317,114	0.5
Cash	1,795,818	2.9	1,795,818	2.9

Total	$62,871,712	100.00%	$62,821,295	100.00%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$23,565,876	57.45%	$23,561,630	57.45%
Common Stock	311,400	0.76	311,400	0.76
Cash	17,139,858	41.79	17,139,858	41.79

Total	$41,017,134	100.00%	$41,012,888	100.00%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2018 (with corresponding percentage of total portfolio investments):

	As of June 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Consumer Non-Cyclical	$2,073,073	3.39%	$2,071,628	3.39%
Education	7,067,269	11.57	7,059,265	11.57
Healthcare	11,135,663	18.23	11,122,333	18.23
Communications & IT Infrastructure	6,033,687	9.88	6,029,542	9.88
Energy	2,242,014	3.68	2,250,349	3.69
Software & Services	32,524,188	53.25	32,492,360	53.24

	$61,075,894	100.00%	$61,025,477	100.00%

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

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations

Operating results for the three and six months ended June 30, 2018, were as follows:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Total investment income	$998,748	$1,607,238
Total expenses	1,657,993	2,522,389

Expense Reimbursement from Adviser	(1,086,482)	(1,590,074)
Waived Management Fee	(24,837)	(37,290)
Excise Tax Expense	—	3

Net investment income	452,074	712,210
Net change in unrealized depreciation on investments	(20,132)	(46,171)

Net increase in net assets resulting from operations	$431,942	$666,039

Investment Income

During the three months ended June 30, 2018, the Fund’s investment income was comprised of $998,748 of interest income, which includes $33,445 from the accretion of discounts.

During the six months ended June 30, 2018, the Fund’s investment income was comprised of $1,607,238 of interest income, which includes $61,173 from the accretion of discounts.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2018 was as follows:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Insurance Expenses	$61,706	$122,733
Interest and credit facility expenses	282,213	432,014
Offering costs	52,221	103,868
Management fees	173,401	278,873
Administration and custodian fees	59,681	115,958
Professional fees and other expenses	994,611	1,397,820
Directors’ fees	34,160	71,123
Expense Reimbursement from Adviser	(1,086,482)	(1,590,074)
Waived Management Fee	(24,837)	(37,290)

Total net expenses	$546,674	$895,025

Interest and debt financing expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility with HSBC. The Fund first drew on the Revolving Credit Facility on November 15, 2017. As of June 30, 2018, there was an outstanding balance of $31,850,000 on the Revolving Credit Facility. As of December 31, 2017, the Revolving Credit Facility had an outstanding balance of $23,500,000. Interest and debt financing expenses for the three and six months ended June 30, 2018, were approximately $282,213 and $432,014, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.97% and 3.94% for the period ending June 30, 2018 and December 31, 2017, respectively.

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2018, we had principal repayments of $218,036, which includes $100,080 of revolver paydowns, and $3,933,486 in sales, resulting in $0 of net realized gain/loss.

During the six months ended June 30, 2018, we had principal repayments of $939,692, which includes $726,893 of revolver paydowns, and $3,933,486 in sales, resulting in $0 of net realized gain/loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2018, we had $20,132 in net change in unrealized depreciation on $61,075,894 of investments in 20 portfolio companies.

During the six months ended June 30, 2018, we had $46,171 in net change in unrealized depreciation on $61,075,894 of investments in 20 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended June 30, 2018, the net increase in net assets resulting from operations was $431,942 and $666,039, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2018, our per share net increase in net assets resulting from operations was $0.14 and $0.24, respectively.

Cash Flows

For the six months ended June 30, 2018, cash decreased by $15,344,040. During the same period, we used $36,125,098 in operating activities, primarily as a result of purchases of investments. During the six months ended June 30, 2018, we generated $20,781,058 from financing activities, primarily from issuance of common stock and borrowings on our Revolving Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the six months ended June 30, 2018, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At June 30, 2018, and December 31, 2017, we had $1,795,818 and $17,139,858 in cash on hand, respectively. We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of June 30, 2018, taken together with our uncalled Capital Commitments of $178,063,474, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2018, we had $1,795,818 in cash and cash equivalents. During the six months ended June 30, 2018, we used $36,125,098 for operating activities.

Equity Activity

We have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of June 30, 2018, we received capital commitments of $212,320,541. As of June 30, 2018, we received capital contributions to the Fund of $34,257,167 and $424,430 of dividend reinvestments. As of December 31, 2017, we received capital contributions totaling $24,189,367.

During the six months ended June 30, 2018, the Fund received additional capital commitments to the Fund of $90,984,563. In addition, a capital commitment of $95,000, originally committed during the year ended December 31, 2017, was subsequently cancelled before any capital was called. Pursuant to the Subscription Agreements, we have delivered capital drawdown notices to our investors relating to the issuance of 999,017 of our common shares for an aggregate offering of $10,067,800. Proceeds from the issuance were used for investing activities and for other general corporate purposes.

On June 21, 2018, we delivered a capital call notice to investors relating to the sale of shares of the Fund’s common stock for an aggregate offering price of $4,001,001. The sale closed on July 2, 2018. On July 25, 2018, we delivered a capital call notice to investors relating to the sale of shares of the Fund’s common stock for an aggregate offering price of $5,304,264. The sale closed on August 1, 2018.

During the six months ended June 30, 2018, we issued 42,390 shares of our common stock to investors who have opted into our dividend reinvestment plan.

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

The following table shows our contractual obligations as of June 30, 2018:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Agreement	$31.8	$31.8	$—	$—	$—

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Fund had unfunded Capital Commitments related to Subscription Agreements of $178,063,474 and $97,241,711, respectively.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the statements of assets and liabilities. As of June 30, 2018 our off-balance sheet arrangements consisted of the following:

	Expiration Date(1)	Unfunded Commitments(2)
First Lien Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629
AEG Holding Company, Inc.	11/20/2023	108,363
Analogic Corporation	06/22/2023	286,956
Avetta, LLC	04/11/2020	1,235,991
Avetta, LLC	04/10/2024	494,396
Businesssolver.com, Inc.	05/15/2020	388,235
Businesssolver.com, Inc.	05/15/2023	323,529
Captain D’s, Inc.	12/15/2023	168,396
Engage2Excel, Inc	03/07/2023	351,778
Exterro, Inc.	05/31/2024	330,000

	Expiration Date(1)	Unfunded Commitments(2)
InSite Wireless Group, LLC	07/10/2020	197,231
InSite Wireless Group, LLC	07/10/2020	592,186
Maintech, Incorporated	12/28/2022	55,000
Ministry Brands, LLC	12/02/2022	1,396,919
Perforce Intermediate Holdings, LLC	12/28/2022	11,657
Pinnacle Dermatology Management, LLC	05/18/2020	4,684,236
Pinnacle Dermatology Management, LLC	05/18/2023	468,424
Platinum Dermatology Partners, LLC	07/03/2019	568,394
Platinum Dermatology Partners, LLC	01/03/2023	498,592
Qualifacts Corporation	12/12/2022	300,000
Swiftpage, Inc.	06/13/2023	225,317
Velocity Purchaser Corporation	12/01/2022	193,237
Watermark Insights, LLC	06/07/2020	366,471
Watermark Insights, LLC	06/07/2024	205,882

Total First Lien Senior Secured Debt		$14,534,819

Total		$14,534,819

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses and original issue discount (“OID”).

As of December 31, 2017, our off-balance sheet arrangements consisted of the following:

	Expiration Date(1)	Unfunded Commitments(2)
First Lien Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629
AEG Holding Company, Inc.	11/20/2023	433,452
Captain D’s, Inc.	12/15/2023	88,326
D1MT Holdings LLC	12/28/2022	220,000
Perforce Intermediate Holdings, LLC	12/28/2022	485,714
Qualifacts Corporation	12/12/2022	300,000
Velocity Purchaser Corporation	12/01/2022	173,913

Total First Lien Senior Secured Debt		$2,785,034

Total		$2,785,034

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses and original issue discount (“OID”).

Co-investment Exemptive Order

On August 6, 2018, the SEC granted us relief sought in a new exemptive application that expands the co-investment exemptive relief previously granted to us in October 2016 to allow us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

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

Asset Coverage

In accordance with the 1940 Act, the Fund is currently only allowed to borrow amounts such that its “asset coverage,” as defined in the 1940 Act, is at least 200% after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the 1940 Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.

As of June 30, 2018 and December 31, 2017, the Company had total senior securities of $31,850,000 and $23,500,000, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 208.7% and 203.1%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part II, Item 1A of this Form 10-Q.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the existing 200% minimum asset coverage ratio, the Fund is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. As such, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.

On July 5, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), approved the application to the Fund of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, and subject to certain additional disclosure requirements, the minimum asset coverage ratio applicable to the Fund will be reduced from 200% to 150%, effective as of July 5, 2019. In addition, in order to provide the Fund with the maximum financial flexibility at the earliest possible date, the Board also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Fund at the Fund’s 2018 Annual Meeting. If the Fund’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as early as the first day after the 2018 Annual Meeting and, as a result, the Fund will be permitted to incur double the maximum amount of leverage that the Fund is able to incur currently earlier than if the Fund’s stockholders do not vote to approve such proposal.

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

The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety. For this purpose, the significance of an input is assessed against the fair value measurement in its entirety. If a fair value measurement uses observable inputs that require significant adjustment based on unobservable inputs, that measurement is a Level 3 measurement. If a fair value measurement uses price data vendors or observable market price quotations, that measurement is a Level 2 measurement. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

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

Fund Expenses

As of June 30, 2018, the Fund incurred $2,522,389 of expenses in relation to professional fees, directors’ fees, management fees, insurance expenses, interest and credit facility expenses, offering costs and administration and custodian fees, of which $1,590,074 was reimbursed by the Adviser and its affiliates on behalf of the Fund, and $37,290 of management fees were waived by the Adviser.

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

Assuming that the statement of assets and liabilities as of June 30, 2018, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(155,215)	$(79,625)	$(75,590)
Up 100 basis points	620,861	238,875	381,986
Up 200 basis points	1,832,451	875,875	956,576
Up 300 basis points	3,695,033	1,831,375	1,863,658

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

On July 5, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), approved the application to the Fund of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, and subject to certain additional disclosure requirements, the minimum asset coverage ratio applicable to the Fund will be reduced from 200% to 150%, effective as of July 5, 2019. In addition, in order to provide the Fund with the maximum financial flexibility at the earliest possible date, the Board also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Fund at the Fund’s 2018 Annual Meeting. If the Fund’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as early as the first day after the 2018 Annual Meeting and, as a result, the Fund will be permitted to incur double the maximum amount of leverage that the Fund is able to incur currently earlier than if the Fund’s stockholders do not vote to approve such proposal. As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: August 14, 2018	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)