Form 10-Q
period 2018-09-30
AB Private Credit Investors Corp
filed 2018-11-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 5,071,409 shares of common stock, $0.01 par value per share, outstanding as of November 14, 2018.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2018

Item 1. Financial Statements

AB Private Credit Investors Corporation

Statements of Assets and Liabilities
	As of September 30, 2018 (Unaudited)	As of December 31, 2017
Assets
Investments, at fair value (amortized cost of $85,453,778 and $23,877,276, respectively)	$85,428,763	$23,873,030
Cash and cash equivalents	2,466,694	17,139,858
Receivable from Adviser	629,186	2,210
Interest receivable	456,847	69,773
Prepaid expenses	164,774	102,390
Deferred financing costs	130,511	238,984
Receivable for investments sold	5,633	—
Deferred offering costs	—	156,089
Receivable for fund shares sold	—	6,457,252

Total assets	$89,282,408	$48,039,586

Liabilities
Credit facility payable	$36,250,000	$23,500,000
Professional fees payable	947,589	158,954
Management fees payable	483,562	—
Distribution payable	277,657	—
Administrator and custodian fees payable	184,196	28,692
Accrued expenses and other liabilities	98,402	6,292
Interest and credit facility expense payable	82,826	20,434
Incentive fee payable	33,904	—
Transfer agent fees payable	6,855	—
Excise tax payable	—	2,336
Directors’ fees payable	—	187
Accrued organization and offering costs	—	90,308

Total liabilities	$38,364,991	$23,807,203

Commitments and Contingencies (Note 7)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 5,071,409 and 2,417,371 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	50,714	24,174
Paid-in capital in excess of par value	50,879,175	24,152,786
Distributable earnings (accumulated loss)	(12,472)	55,423

Total net assets	$50,917,417	$24,232,383

Total liabilities and net assets	$89,282,408	$48,039,586

Net asset value per share	$10.04	$10.02

See Notes to Financial Statements

AB Private Credit Investors Corporation
Unaudited Statements of Operations
	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income, net of amortization/accretion	$1,581,876	$—	$3,189,114	$—
Other fee income	2,479	—	2,479	—

Total investment income	1,584,355	—	3,191,593	—

Expenses:
Professional fees	379,861	385,500	1,624,403	385,500
Interest and credit facility expenses	494,991	—	927,005	—
Management fees	281,892	—	560,765	—
Insurance expenses	62,383	—	185,116	—
Organizational expenses and offering costs	52,221	467,647	156,089	467,647
Administration and custodian fees	39,546	—	155,504	—
Directors’ fees	37,223	149,000	108,346	149,000
Income-based incentive fee	66,206	—	66,206	—
Transfer agent fees	561	—	561	—
Other expenses	78,595	—	231,873	—

Total expenses	1,493,479	1,002,147	4,015,868	1,002,147
Expense reimbursement from Adviser	(462,465)	(1,002,147)	(2,052,539)	(1,002,147)
Waived management fees	(39,913)	—	(77,203)	—
Waived incentive fees	(32,302)	—	(32,302)	—

Net expenses	958,799	—	1,853,824	—

Net investment income before taxes	625,556	—	1,337,769	—

Excise tax expense	—	—	3	—

Net investment income	625,556	—	1,337,766	—

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	—	—	—	—
Net change in unrealized appreciation (depreciation) from investments	25,402	—	(20,769)	—

Net realized and unrealized gains (losses)	25,402	—	(20,769)	—

Net increase in net assets resulting from operations	$650,958	$—	$1,316,997	$—

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.15	$—	$0.41	$—
Earnings per share (basic and diluted):	$0.16	$—	$0.40	$—
Weighted average shares outstanding:	4,168,629	2,500	3,258,111	1,300
Distributions declared per share:	$0.12	$—	$0.37	$—

See Notes to Financial Statements

AB Private Credit Investors Corporation
Unaudited Statements of Changes in Net Assets
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,337,766	$—
Net realized gain on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(20,769)	—

Net increase in net assets resulting from operations	1,316,997	—

Distributions to shareholders	(1,384,892)	—
Capital transactions:
Issuance of common stock (2,576,996 and 2,400 shares, respectively)	25,980,591	24,000
Issuance of common shares pursuant to distribution reinvestment plan (77,042 and 0 shares, respectively)	772,338	—

Net increase in net assets resulting from capital transactions	26,752,929	24,000

Total increase in net assets	26,685,034	24,000
Net assets at beginning of period	24,232,383	1,000

Net assets at end of period	$50,917,417	$25,000

See Notes to Financial Statements

AB Private Credit Investors Corporation

Unaudited Statements of Cash Flows

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,316,997	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(67,235,166)	—
Proceeds from sales of investments and principal repayments	5,780,804	—
Net change in unrealized (appreciation) depreciation on investments	20,769	—
Amortization of premium and accretion of discount, net	(122,140)	—
Amortization of deferred financing costs	288,965	—
Amortization of deferred offering costs	156,089	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(5,633)	—
(Increase) decrease in interest receivable	(387,074)	—
(Increase) decrease in receivable from Adviser	(626,976)	—
(Increase) decrease in prepaid expenses	(62,384)	—
Increase (decrease) in management fees payable	483,562	—
Increase (decrease) in administrator and custodian fees payable	155,504	—
Increase (decrease) in professional fees payable	788,635	—
Increase (decrease) in excise tax payable	(2,336)	—
Increase (decrease) in incentive fees payable	33,904	—
Increase (decrease) in directors’ fees payable	(187)	—
Increase (decrease) in transfer agent fees payable	6,855	—
Increase (decrease) in interest and credit facility expense payable	62,392	—
Increase (decrease) in accrued organization costs	(90,308)	—
Increase (decrease) in accrued expenses and other liabilities	92,110	—

Net cash provided by (used for) operating activities	(59,345,618)	—

Cash flows from financing activities
Issuance of common stock	32,437,843	24,000
Distributions paid	(334,897)	—
Financing costs paid	(180,492)	—
Borrowings on debt	77,750,000	—
Repayments of debt	(65,000,000)	—

Net cash provided by (used for) financing activities	44,672,454	24,000

Net increase (decrease) in cash	(14,673,164)	24,000
Cash, beginning of period	17,139,858	1,000

Cash, end of period	$2,466,694	$25,000

Supplemental and non-cash financing activities
Cash paid during the period for interest	$531,923	$—
Issuance of common shares pursuant to distribution reinvestment plan	$772,338	$—
Excise taxes paid	$2,339	$—

See Notes to Financial Statements

AB Private Credit Investors Corporation

Schedule of Investments as of September 30, 2018

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value - 167.78% + * # ^
U.S. Corporate Debt - 167.16%
1st Lien/Senior Secured Debt - 167.16%
Pivotal Payments Direct Corp.	Business Services	Initial Canadian Term Loan Commitment	8.75% (P + 3.50%; 1.00% Floor)	09/28/2025	$1,008,833	$998,745	$998,745
Pivotal Payments, Inc.	Business Services	Initial U.S. Term Loan Commitment	8.75% (P + 3.50%; 1.00% Floor)	09/28/2025	672,556	665,830	665,830
Pivotal Payments, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	8.75% (P + 3.50%; 1.00% Floor)	09/28/2025	—	(4,857)	(4,857)
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Revolver	7.72% (L + 5.55%; 0.50% Floor)	03/01/2023	98,615	95,976	95,657
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Term Loan	7.72% (L + 5.55%; 0.50% Floor)	07/10/2020	3,116,250	3,066,355	3,062,997
Maintech, Incorporated	Communications & IT Infrastructure	Term Loan	9.24% (L + 7.00%; 1.00% Floor)	12/28/2022	2,921,875	2,879,833	2,878,047
Maintech, Incorporated(1)	Communications & IT Infrastructure	Revolver	11.25% (P + 6.00%; 1.00% Floor)	12/28/2022	192,500	188,894	188,375
Captain D’s, Inc.	Consumer Non-Cyclical	Term Loan	6.71% (L + 4.50%; 1.00% Floor)	12/15/2023	2,062,395	2,043,702	2,041,771
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Revolver	8.75% (P + 3.50%; 1.00% Floor)	12/15/2023	78,671	76,929	76,721
Tropical Smoothie Café, LLC	Consumer Non-Cyclical	Term Loan	7.71% (L + 5.50%; 1.00% Floor)	09/24/2023	1,350,089	1,336,632	1,336,588
Tropical Smoothie Café, LLC(1)	Consumer Non-Cyclical	Revolver	7.71% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,228	37,224
AEG Holding Company, Inc.	Education	Term Loan	8.25% (L + 6.00%; 1.00% Floor)	11/20/2023	6,184,136	6,075,030	6,060,454
AEG Holding Company, Inc.(1)	Education	Revolver	8.16% (L + 6.00%; 1.00% Floor)	11/20/2023	541,815	527,474	525,560
AEG Holding Company, Inc.(1) (2)	Education	Delayed Draw Term Loan	8.25% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(18,657)	(21,673)
Brazos Delaware II, LLC(3)	Energy	Term Loan B	6.17% (L + 4.00%)	05/21/2025	2,247,533	2,236,743	2,243,936
Analogic Corporation	Healthcare & HCIT	Term Loan	8.21% (L + 6.00%; 1.00% Floor)	06/22/2024	3,013,043	2,954,964	2,952,783
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	8.21% (L + 6.00%; 1.00% Floor)	06/22/2023	—	(5,481)	(5,739)
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Term Loan	6.42% (L + 4.25%; 1.00% Floor)	05/18/2023	1,869,010	1,834,003	1,831,630
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	6.42% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(8,690)	(9,368)
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.42% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(86,978)	(93,685)
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	8.58% (L + 6.25%; 1.00% Floor)	01/03/2023	3,174,532	3,113,676	3,111,042
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	8.57% (L + 6.25%; 1.00% Floor)	01/03/2023	1,984,394	1,949,634	1,944,706
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	8.64% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,391,037	1,386,084
Platinum Dermatology Partners, LLC(1) (2)	Healthcare & HCIT	Revolver	8.58% (L + 6.25%; 1.00% Floor)	01/03/2023	—	(8,515)	(9,972)
Qualifacts Corporation	Healthcare & HCIT	Term Loan	9.33% (L + 7.00%; 1.00% Floor)	12/12/2022	2,820,000	2,771,090	2,763,600
Qualifacts Corporation(1) (2)	Healthcare & HCIT	Revolver	9.33% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(5,054)	(6,000)
Theranest, LLC	Healthcare & HCIT	Term Loan	7.34% (L + 5.00%; 1.00% Floor)	07/23/2023	3,000,000	2,941,908	2,940,000
Theranest, LLC(1) (2)	Healthcare & HCIT	Revolver	7.34% (L + 5.00%; 1.00% Floor)	07/23/2023	—	(8,252)	(8,571)
Theranest, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	7.34% (L + 5.00%; 1.00% Floor)	07/23/2023	—	(43,319)	(45,000)
Avetta, LLC	Software & Services	Term Loan	7.40% (L + 5.25%; 1.00% Floor)	04/10/2024	3,328,833	3,266,517	3,262,256
Avetta, LLC(1) (2)	Software & Services	Revolver	7.40% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(8,967)	(9,888)
Avetta, LLC(1) (2)	Software & Services	Delayed Draw Term Loan	7.40% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(14,266)	(15,450)
BeyondTrust Software, Inc.	Software & Services	Term Loan	8.60% (L + 6.25%; 1.00% Floor)	11/21/2023	3,226,506	3,183,772	3,258,771
Businesssolver.com, Inc.	Software & Services	Term Loan	9.81% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,539,630	2,536,471
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	9.81% (L + 7.50%; 1.00% Floor)	05/15/2023	64,706	61,115	56,941
Businesssolver.com, Inc.(1) (2)	Software & Services	Revolver	9.81% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(5,982)	(6,471)
Drilling Info Holdings, Inc.	Software & Services	Term Loan	6.54% (L + 4.25%)	07/30/2025	2,872,464	2,858,333	2,858,102
Drilling Info Holdings, Inc.(1) (2)	Software & Services	Delayed Draw Term Loan	6.54% (L + 4.25%)	07/30/2025	—	(2,086)	(2,138)
Engage2Excel, Inc	Software & Services	Term Loan	8.85% (L + 6.50%; 1.00% Floor)	03/07/2023	3,007,979	2,951,463	2,947,820
Engage2Excel, Inc(1)	Software & Services	Revolver	10.75% (P + 5.50%; 1.00% Floor)	03/07/2023	12,564	5,456	5,025
Exterro, Inc.	Software & Services	Initial Term Loan	7.83% (L + 5.50%; 1.00% Floor)	05/31/2024	2,962,575	2,907,604	2,903,323
Exterro, Inc.(1) (2)	Software & Services	Revolver	7.83% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(6,060)	(6,600)
Finalsite Holdings, Inc.	Software & Services	Term Loan	7.72% (L + 5.50%; 1.00% Floor)	09/25/2024	6,750,444	6,632,571	6,632,311
Finalsite Holdings, Inc.(1) (2)	Software & Services	Revolver	7.72% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(8,836)	(8,860)
Genesis Acquisition Co.	Software & Services	Term Loan	6.24% (L + 4.00%; 1.00% Floor)	07/31/2024	1,376,466	1,349,581	1,348,936
Genesis Acquisition Co.(1) (2)	Software & Services	Delayed Draw Term Loan	6.24% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,546)	(3,645)
Genesis Acquisition Co.(1) (2)	Software & Services	Revolver	6.24% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,937)	(4,048)
Ministry Brands, LLC	Software & Services	1st Lien Term Loan	6.24% (L + 4.00%; 1.00% Floor)	12/02/2022	3,184,209	3,169,610	3,168,288

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	6.24% (L + 4.00%; 1.00% Floor)	12/02/2022	$226,301	$219,932	$219,316
Perforce Intermediate Holdings, LLC	Software & Services	Term Loan	6.49% (L + 4.25%; 1.00% Floor)	12/27/2024	2,892,429	2,815,250	2,812,887
Perforce Intermediate Holdings, LLC(1)	Software & Services	Revolver	6.49% (L + 4.25%; 1.00% Floor)	12/28/2022	474,057	462,470	460,700
Sugarcrm, Inc.	Software & Services	Term Loan	8.99% (L + 6.75%; 1.00% Floor)	07/31/2024	3,235,401	3,180,008	3,178,782
Sugarcrm, Inc.(1) (2)	Software & Services	Revolver	8.99% (L + 6.75%; 1.00% Floor)	07/31/2024	—	(5,280)	(5,429)
Swiftpage, Inc.	Software & Services	Term Loan	7.65% (L + 5.50%; 1.00% Floor)	06/13/2023	2,528,474	2,480,434	2,477,905
Swiftpage, Inc.(1) (2)	Software & Services	Revolver	7.65% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(4,241)	(4,506)
Velocity Purchaser Corporation	Software & Services	Term Loan	8.25% (L + 6.00%; 1.00% Floor)	12/01/2022	2,950,386	2,899,726	2,891,379
Velocity Purchaser Corporation	Software & Services	Term Loan	8.14% (L + 6.00%; 1.00% Floor)	12/01/2022	733,333	718,890	718,666
Velocity Purchaser Corporation(1) (2)	Software & Services	Revolver	8.25% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(3,340)	(3,865)
Veriforce Holdings, LLC	Software & Services	Term Loan	8.84% (L + 6.50%; 1.00% Floor)	07/13/2023	3,090,357	3,038,177	3,036,276
Veriforce Holdings, LLC(1)	Software & Services	Revolver	8.84% (L + 6.50%; 1.00% Floor)	07/13/2023	225,317	220,561	220,388
Watermark Insights, LLC	Software & Services	Term Loan	6.88% (L + 4.75%; 1.00% Floor)	06/07/2024	2,920,328	2,892,393	2,891,125
Watermark Insights, LLC	Software & Services	Delayed Draw Term Loan	6.88% (L + 4.75%; 1.00% Floor)	06/07/2024	365,554	362,474	361,899
Watermark Insights, LLC(1) (2)	Software & Services	Revolver	6.88% (L + 4.75%; 1.00% Floor)	06/07/2024	—	(2,928)	(2,059)

Total 1st Lien/Senior Secured Debt						85,142,378	85,111,493

Total U.S. Corporate Debt						85,142,378	85,111,493

Portfolio Company		Industry	Coupon		Shares	Cost	Fair Value
U.S. Common Stock - 0.62%
Leeds FEG Investors, LLC(4)		Education			311	$311,400	$317,270

Total U.S. Common Stock						311,400	317,270
TOTAL INVESTMENTS - 167.78%(5)						$85,453,778	$85,428,763

LIABILITIES IN EXCESS OF OTHER ASSETS - (67.78%)							$(34,511,346)

NET ASSETS - 100.00%							$50,917,417

+

As of September 30, 2018, qualifying assets represented 96.59% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of September 30, 2018, rates for 1M L, 2M L, 3M L and 6M L are 2.26%, 2.31%, 2.40% and 2.60%, respectively. As of September 30, 2018, the U.S. Prime rate was 5.25%.

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
(5)

Aggregate gross unrealized appreciation for federal income tax purposes is $88,931; aggregate gross unrealized depreciation for federal income tax purposes is $113,946. Net unrealized depreciation is $25,015 based upon a tax cost basis of $85,453,778.

L - LIBOR

P - Prime

See Notes to Financial Statements

AB Private Credit Investors Corporation

Schedule of Investments as of December 31, 2017

Portfolio Company	Industry	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value - 98.52% + * # ^
U.S. Corporate Debt - 97.23%
1st Lien/Senior Secured Debt - 97.23%
Captain D’s, Inc.	Consumer Non- Cyclical	5.98% (L + 4.50%; 1.00% Floor)	12/15/2023	$2,080,568	$2,059,862	$2,059,762
Captain D’s, Inc.(1)	Consumer Non- Cyclical	6.01% (L + 4.50%; 1.00% Floor)	12/15/2023	106,727	104,787	104,777
AEG Holding Company, Inc.(1)	Education	7.56% (L + 6.00%;1.00% Floor)	11/20/2023	379,270	363,268	363,015
AEG Holding Company, Inc.	Education	7.59% (L + 6.00%;1.00% Floor)	11/20/2023	6,230,868	6,108,099	6,106,251
AEG Holding Company, Inc.(1) (2)	Education	7.59% (L + 6.00%;1.00% Floor)	11/20/2023	—	(21,672)	(21,672)
D1MT Holdings LLC	IT Infrastructure	8.69% (L + 7.00%;1.00% Floor)	12/28/2022	3,025,000	2,979,625	2,979,625
D1MT Holdings LLC(1)	IT Infrastructure	8.69% (L + 7.00%;1.00% Floor)	12/28/2022	55,000	50,875	50,875
BeyondTrust Software, Inc.	Software & Services	7.89% (L + 6.25%;1.00% Floor)	11/21/2023	3,250,888	3,202,826	3,202,124
Perforce Intermediate Holdings, LLC	Software & Services	5.81% (L + 4.25%;1.00% Floor)	12/27/2024	2,914,286	2,834,143	2,834,143
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	5.81% (L + 4.25%;1.00% Floor)	12/28/2022	—	(13,357)	(13,357)
Qualifacts Corporation(1) (2)	Software & Services	8.55% (L + 7.00%;1.00% Floor)	12/12/2022	—	(6,000)	(6,000)
Qualifacts Corporation	Software & Services	8.55% (L + 7.00%;1.00% Floor)	12/12/2022	3,000,000	2,940,482	2,940,000
Velocity Purchaser Corporation	Software & Services	7.37% (L + 6.00%;1.00% Floor)	12/01/2022	3,006,763	2,947,429	2,946,628
Velocity Purchaser Corporation(1)	Software & Services	7.57% (L + 6.00%;1.00% Floor)	12/01/2022	19,324	15,509	15,459

Total 1st Lien/Senior Secured Debt					23,565,876	23,561,630

Total U.S. Corporate Debt					23,565,876	23,561,630

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
U.S. Common Stock - 1.29%
Leeds FEG Investors, LLC(3)	Education		311	$311,400	$311,400

Total U.S. Common Stock				311,400	311,400
TOTAL INVESTMENTS - 98.52%(4)				$23,877,276	$23,873,030

OTHER ASSETS IN EXCESS OF LIABILITIES - 1.48%					$359,353

NET ASSETS - 100.00%					$24,232,383

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

September 30, 2018

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At September 30, 2018, the Fund had total Capital Commitments of $253,296,218, of which 80% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

Certain investments in debt securities may contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation, or the option, at each interest payment date of making interest payments in (i) cash, (ii) additional debt or (iii) a combination of cash and additional debt. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the accrued interest receivable attributable to PIK is added to the principal balance of the investment. When additional debt is received on the interest payment date, it typically has the same terms, including maturity dates and interest rates, as the original loan. PIK interest generally becomes due on the investment’s maturity date or call date.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Fund chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2018, the Fund accrued excise taxes of $0 and $3, respectively. As of September 30, 2018, and December 31, 2017, $0 and $2,336, respectively, of accrued excise taxes remained payable.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued an Accounting Standards Update, ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies and adds disclosures to Topic 820. The amendments in ASU 2018-13 apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any interim or annual period. The adoption of this guidance is not expected to have a material effect on the Fund’s financial statements.

In October 2018, the U.S. Securities and Exchange Commission adopted amendments to certain disclosure requirements included in Regulation S-X that had become “redundant, duplicative, overlapping, outdated or superseded, in light of the other Commission disclosure requirements, GAAP or changes in the information environment.” The compliance date for the amendments to Regulation S-X was November 5, 2018 (for reporting period end dates of September 30, 2018 or after). Management has evaluated the impact of the amendments and determined the effect of the adoption of the rules will simplify certain disclosure requirements on the financial statements.

3. Agreements and Related Party Transactions

Advisory Agreement

On July 5, 2017, the Board approved the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated. For the three and nine months ended September 30, 2018, the Fund incurred a management fee of $281,892 and $560,765, respectively, of which $39,913 and $77,203, respectively, was voluntarily waived by the Adviser. As of September 30, 2018, $483,562 remained payable. No management fees were incurred or were payable as of and for the three and nine months ended September 30, 2017.

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

For the three and nine months ended September 30, 2018, the Fund incurred incentive fees of $66,206 and $66,206, respectively, of which $32,302 and $32,302, respectively, was voluntarily waived by the Adviser. As of September 30, 2018, $33,904 remained payable.

No incentive fees were incurred or were payable as of and for the three and nine months ended September 30, 2017.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of and for the three and nine months ended September 30, 2018.

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

The Fund will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter periods ending on or prior to the date such payment is to be made, the sum of (a) the Pre-incentive Fee Net Investment Income, and (b) the realized capital gain / loss and (c) unrealized capital appreciation/ depreciation expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Advisory Agreement.

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

As of September 30, 2018, the amount of Expense Payments provided by the Adviser since inception is $4,082,084. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of September 30, 2018, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	4.715%	September 30, 2021	1.0%

Total	$4,082,084

(1)

The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distributions per share as of such date without compounding), divided by the Fund’s gross offering price per share as of such date.

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

4. Credit Facility

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of September 30, 2018, the Fund has increased the Maximum Commitment to $75 million. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of September 30, 2018, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

The Credit Facility will mature on November 14, 2018, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 14, 2018; and (v) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 14, 2018.

The Fund’s outstanding debt as of September 30, 2018 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Credit Agreement	$75,000,000	$36,250,000	$38,750,000	$36,250,000

Total	$75,000,000	$36,250,000	$38,750,000	$36,250,000

The Fund’s outstanding debt as of December 31, 2017 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Credit Agreement	$30,000,000	$23,500,000	$6,500,000	$23,500,000

Total	$30,000,000	$23,500,000	$6,500,000	$23,500,000

For the three and nine months ended September 30, 2018, the Fund incurred $340,405 and $585,832, respectively, interest expense on the facilities which is included in interest and credit facility expenses in the statement of operations, of which $74,343 was payable at September 30, 2018.

As of September 30, 2018, the Fund incurred $180,492 of deferred financing costs on the facilities.

For the three and nine months ended September 30, 2018, the Fund amortized $136,369 and $288,965 of deferred financing costs, respectively, which is included in interest and credit facility expenses in the statement of operations.

For the three and nine months ended September 30, 2018, the Fund also incurred $18,217 and $52,208, respectively, of commitment fees on the facilities which is included in interest and credit facility expenses in the statement of operations, of which $8,483 was payable at September 30, 2018.

For the three and nine months ended September 30, 2018, the average outstanding balance and weighted average interest rate for the Credit Agreement was $32,350,000 and 4.17% and $19,157,509 and 4.09%, respectively.

There were no borrowings for the three and nine months ended September 30, 2017.

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

The following table summarizes the valuation of the Fund’s investments as of September 30, 2018:

Assets *	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$2,243,936	$82,867,557	$85,111,493
Common Stock	—	—	317,270	317,270

Total assets	$—	$2,243,936	$83,184,827	$85,428,763

*	See schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2017:

Assets *	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$23,561,630	$23,561,630
Common Stock	—	—	311,400	311,400

Total assets	$—	$—	$23,873,030	$23,873,030

*	See schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2018:

	1st Lien/Senior Secured Debt	Common Stock	Total
Balance as of January 1, 2018	$23,561,630	$311,400	$23,873,030
Purchases	64,993,266	—	64,993,266
Sales and principal payments	(5,775,171)	—	(5,775,171)
Realized Gain (Loss)	—	—	—
Net Amortization of Premium/Discount	121,664	—	121,664
Transfers In	—	—	—
Transfers Out	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(33,832)	5,870	(27,962)

Balance as of September 30, 2018	$82,867,557	$317,270	$83,184,827

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(33,896)	$5,870	$(28,027)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2018, there were no transfers between levels.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2018 and December 31, 2017, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of September 30. 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$37,188,752	Market Yield Analysis	Market Yield	6.6% - 9.6% (9.32%)	Decrease
1st Lien/Senior Secured Debt—Recent Transactions	45,678,805	Recent Purchases	Purchase Price	N/A	N/A
Common Stock	317,270	Market Approach	EBITDA Multiple	12.5x	Increase

Total Assets	$83,184,827

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31. 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$23,561,630	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	311,400	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$23,873,030

6. Organizational and Offering Expenses

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Fund’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Fund’s private placement memorandum and other offering documents, including travel-related expenses. For the period ended September 30, 2018, total organization expenses incurred amounted to $0. Offering expenses, which are being deferred, totaled $209,458, are amortized on a straight-line basis over a one year period starting from September 29, 2017. As of September 30, 2018, all offering costs have been amortized.

For the three and nine months ended September 30, 2018, the aforementioned organization expenses incurred and the portion of the offering expenses amortized to expenses were reimbursed by the Adviser as part of its Expense Payment disclosed in Note 3.

7. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of September 30, 2018, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of September 30, 2018:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$270,907	$(5,418)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(15,450)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(9,888)
Businesssolver.com, Inc.	Revolver	05/15/2020	$323,529	$(6,471)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2023	$323,529	$(6,471)
Captain D’s, Inc.	Revolver	12/15/2023	$116,382	$(1,164)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$427,533	$(2,138)
Engage2Excel, Inc	Revolver	03/07/2023	$364,342	$(7,287)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$506,283	$(8,860)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2024	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2020	$202,400	$(4,048)
InSite Wireless Group, LLC	Revolver	07/10/2020	$98,615	$(1,479)
InSite Wireless Group, LLC	Term Loan	07/10/2020	$433,908	$(6,509)
Maintech, Incorporated	Revolver	12/28/2022	$82,500	$(1,238)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$1,170,618	$(5,853)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$11,657	$(321)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$4,684,236	$(93,685)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments Direct Corp.	Delayed Draw Term Loan	03/28/2020	$485,735	$(4,857)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(6,000)
Sugarcrm, Inc.	Revolver	07/31/2024	$310,244	$(5,429)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2023	$3,000,000	$(45,000)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$56,329	$(986)
Watermark Insights, LLC	Revolver	06/07/2024	$205,882	$(2,059)

Total 1st Lien/Senior Secured Debt			$19,649,038	$(326,882)

Total			$19,649,038	$(326,882)

The Fund had the following unfunded commitments by investment types as of December 31, 2017:

Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629	$(21,672)
AEG Holding Company, Inc.	11/20/2023	$433,452	$(8,669)
Captain D’s, Inc.	12/15/2023	$88,326	$(883)
D1MT Holdings LLC	12/28/2022	$220,000	$(3,300)
Perforce Intermediate Holdings, LLC	12/28/2022	$485,714	$(13,357)
Qualifacts Corporation	12/12/2022	$300,000	$(6,000)
Velocity Purchaser Corporation	12/01/2022	$173,913	$(3,478)

Total 1st Lien/Senior Secured Debt		$2,785,034	$(57,359)

Total		$2,785,034	$(57,359)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At September 30, 2018 the Fund had total Capital Commitments of $253,296,218, of which 80% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30, 2018		For the nine months ended September 30, 2017
Quarter Ended	Shares	Amount	Shares	Amount
March 31	599,421	$6,066,799	0	$0
June 30	399,596	$4,001,001	2,400	$24,000
September 30	1,577,979	$15,912,791	0	$0

Total capital drawdowns	2,576,996	$25,980,591	2,400	$24,000

Distributions

The following table reflects the distributions declared on shares of the Fund’s common stock during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	$0.25	$759,327
09/27/2018	09/27/2018	09/28/2018	$0.12	$625,565

There were no distributions declared on shares of the Fund’s common stock during the nine months ended September 30, 2017.

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

The following table summarizes shares distributed pursuant to the DRIP during the nine months ended September 30, 2018 to stockholders who opted into the DRIP:

Date Declared	Record Date	Payment Date	Shares	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	42,390	$424,430
09/27/2018	09/27/2018	09/28/2018	34,652	$347,908

There were no shares distributed pursuant to the DRIP during the nine months ended September 30, 2017 to stockholders who had opted into the DRIP.

9. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018:

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Net increase (decrease) in net assets from operations	$650,958	$1,316,997
Weighted average common shares outstanding	4,168,629	3,258,111
Earnings per common share-basic and diluted	$0.16	$0.40

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for the nine months ended September 30, 2018 and September 30, 2017:

	For the nine months ended	For the nine months ended
	September 30, 2018	September 30, 2017
Per Share Data:(1)
Net asset value, beginning of period	$10.02	$10.00
Net investment income (loss)	0.41	0.00
Net realized and unrealized gains (losses) on investments	(0.02)	0.00

Net increase (decrease) in net assets resulting from operations	0.39	0.00

Distributions to shareholders(2)	(0.37)	0.00

Net asset value, end of period	$10.04	$10.00
Shares outstanding, end of period	5,071,409	2,500
Total return at net asset value before incentive fees(3)(4)	3.97%	0.00%
Total return at net asset value after incentive fees(3)(4)	3.91%	0.00%
Ratio/Supplemental Data:
Net assets, end of period	$50,917,417	$25,000
Ratio of total expenses to weighted average net assets(5)	13.73%	—%
Ratio of net expenses to weighted average net assets(5)	6.34%	—%
Ratio of net investment income (loss) before waiver to weighted average net assets(5)	(1.29)%	—%
Ratio of net investment income (loss) after waiver to weighted average net assets(5)	6.10%	—%
Ratio of interest and credit facility expenses to weighted average net assets(5)	3.61%	—%
Ratio of incentive fees to weighted average net assets(4)	0.19%	—%
Portfolio turnover rate(4)	11.55%	—%
Asset coverage ratio(6)	2.40	0.00

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(4)	Not annualized.
(5)	Annualized, except for professional fees, directors’ fees, incentive fees and organizational and offering costs.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

11. Subsequent Events

Subsequent events after the statements of assets and liabilities date have been evaluated through the date the financial statements were issued. Other than the items discussed below, the Fund has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

Effective November 14, 2018, the Fund has exercised its option to extend the maturity date of the Credit Facility to November 13, 2019. In addition, effective as of November 14, 2018, the Fund has increased the Maximum Commitment to $100 million.

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

•	the effect of legal, tax and regulatory changes, including the Small Business Credit Availability Act (the “SBCAA”); and

•

the other risks, uncertainties and other factors we identify under “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we are an investment company.

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

On October 6, 2016, we filed with the SEC an election to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Fund has elected to be treated as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. To the extent that we have net taxable income prior to our qualification as a RIC, we will be subject to U.S. federal income tax on such income. As a BDC and a RIC, respectively, we are and will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax exempt interest.

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

Portfolio and Investment Activity

We commenced investment operations on November 15, 2017. During the three months ended September 30, 2018, we invested $23,840,581 in 9 portfolio companies, $1,383,962 was drawn down against the revolvers and delayed draw term loans, and we had $907,626 in aggregate amount of principal repayments, which includes $563,856 in revolver and delayed draw term loan paydowns, and $0 in sales, resulting in net investments of $24,316,917 for the period.

During the nine months ended September 30, 2018, we invested $59,776,931 in 21 portfolio companies, $7,458,235 was drawn down against the revolvers and delayed draw term loans, and we had $1,847,318 in aggregate amount of principal repayments, which includes $1,290,748 in revolver and delayed draw term loan paydowns, and $3,933,486 in sales, resulting in net investments of $61,454,362 for the period.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2018:

	As of September 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$85,142,378	99.6%	$85,111,493	99.6%	8.93%
Common Stock	311,400	0.4	317,270	0.4	0.00

Total	$85,453,778	100%	$85,428,763	100%

(1)	Based upon the par value of our debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$23,565,876	98.7%	$23,561,630	98.7%	8.3%
Common Stock	311,400	1.3	311,400	1.3	0.00

Total	$23,877,276	100%	$23,873,030	100%

(1)	Based upon the par value of our debt investments.

The following table presents certain selected financial information regarding our investment portfolio:

	As of September 30, 2018	As of December 31, 2017
Number of portfolio companies	27	8
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	—%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of September 30, 2018:

	As of September 30, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$85,142,378	100%	$85,111,493	100%
Non-accrual	0	0	0	0

Total	$85,142,378	100%	$85,111,493	100%

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$23,565,876	100%	$23,561,630	100%
Non-accrual	—	—	—	—

Total	$23,565,876	100%	$23,561,630	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of September 30, 2018, and as of December 31, 2017, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash as of September 30, 2018:

	As of September 30, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$85,142,378	96.8%	$85,111,493	96.8%
Common Stock	311,400	0.4	317,270	0.4
Cash	2,466,694	2.8	2,466,694	2.8

Total	$87,920,472	100%	$87,895,457	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$23,565,876	57.45%	$23,561,630	57.45%
Common Stock	311,400	0.76	311,400	0.76
Cash	17,139,858	41.79	17,139,858	41.79

Total	$41,017,134	100.00%	$41,012,888	100.00%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2018 (with corresponding percentage of total portfolio investments):

	As of September 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Consumer Non-Cyclical	$3,494,491	4.09%	$3,492,304	4.09%
Education	6,895,247	8.07	6,881,611	8.05
Healthcare & HCIT	16,790,023	19.65	16,751,510	19.61
Communications & IT Infrastructure	6,231,058	7.29	6,225,076	7.29
Energy	2,236,743	2.62	2,243,936	2.63
Software & Services	48,146,498	56.34	48,174,608	56.39
Business Services	1,659,718	1.94	1,659,718	1.94

	$85,453,778	100%	$85,428,763	100%

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

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations

Operating results for the three and nine months ended September 30, 2018, were as follows:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Total investment income	$1,584,355	$3,191,593
Total expenses	1,493,479	4,015,868

Expense Reimbursement from Adviser	462,465	2,052,539
Waived Management Fees	39,913	77,203
Waived Incentive Fees	32,302	32,302
Excise Tax Expense	0	3

Net investment income	625,556	1,337,766
Net change in unrealized appreciation (depreciation) on investments	25,402	(20,769)

Net increase in net assets resulting from operations	$650,958	$1,316,997

Investment Income

During the three months ended September 30, 2018, the Fund’s investment income was comprised of $1,581,876 of interest income, which includes $60,967 from the accretion of discounts, and $2,479 in other fee income.

During the nine months ended September 30, 2018, the Fund’s investment income was comprised of $3,189,114 of interest income, which includes $122,140 from the accretion of discounts, and $2,479 in other fee income.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2018 was as follows:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Professional fees and other expenses	458,456	1,856,276
Interest and credit facility expenses	494,991	927,005
Management fees	281,892	560,765
Insurance Expenses	$62,383	$185,116
Organizational Expense and Offering costs	52,221	156,089
Administration and custodian fees	39,546	155,504
Directors’ fees	37,223	108,346
Incentive fees	66,206	66,206
Transfer Agent Fee	561	561
Expense Reimbursement from Adviser	(462,465)	(2,052,539)
Waived Management Fee	(39,913)	(77,203)
Waived Incentive Fee	(32,302)	(32,302)

Total net expenses	$958,799	$1,853,824

Interest and debt financing expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility with HSBC. The Fund first drew on the Revolving Credit Facility on November 15, 2017. As of September 30, 2018, there was an outstanding balance of $36,250,000 on the Revolving Credit Facility. As of December 31, 2017, the Revolving Credit Facility had an outstanding balance of $23,500,000. Interest and debt financing expenses for the three and nine months ended September 30, 2018, were approximately $494,991 and $927,005, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.09% and 3.94% for the period ending September 30, 2018 and December 31, 2017, respectively.

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2018, we had principal repayments of $907,626, which includes $563,856 of revolver and delayed draw term loan paydowns, and $0 in sales, resulting in $0 of net realized gain/loss.

During the nine months ended September 30, 2018, we had principal repayments of $1,847,318, which includes $1,290,748 of revolver and delayed draw term loan paydowns, and $3,933,486 in sales, resulting in $0 of net realized gain/loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2018, we had $25,402 in net change in unrealized appreciation on $85,453,778 of investments in 27 portfolio companies.

During the nine months ended September 30, 2018, we had $20,769 in net change in unrealized depreciation on $85,453,778 of investments in 27 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2018, the net increase in net assets resulting from operations was $650,958 and $1,316,997, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2018, our per share net increase in net assets resulting from operations was $0.16 and $0.40, respectively.

Cash Flows

For the nine months ended September 30, 2018, cash decreased by $14,673,164. During the same period, we used $59,345,618 in operating activities, primarily as a result of purchases of investments. During the nine months ended September 30, 2018, we generated $44,672,454 from financing activities, primarily from issuance of common stock and borrowings on our Revolving Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the nine months ended September 30, 2018, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At September 30, 2018, and December 31, 2017, we had $2,466,694 and $17,139,858 in cash on hand, respectively. We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of September 30, 2018, taken together with our uncalled Capital Commitments of $203,126,360, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2018, we had $2,466,694 in cash and cash equivalents. During the nine months ended September 30, 2018, we used $59,345,618 for operating activities.

Equity Activity

We have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of September 30, 2018, we received capital commitments of $253,296,218. As of September 30, 2018, we received capital contributions to the Fund of $50,169,858 and $772,338 of dividend reinvestments. As of December 31, 2017, we received capital contributions totaling $24,189,367.

During the nine months ended September 30, 2018, the Fund received additional capital commitments to the Fund of $131,960,240. In addition, two capital commitments of $95,000 and $150,000, originally committed during the year ended December 31, 2017 and quarter ended June 30, 2018, respectively, were subsequently cancelled before any capital was called. Pursuant to the Subscription Agreements, we have delivered capital drawdown notices to our investors relating to the issuance of 2,576,996 of our common shares for an aggregate offering of $25,980,591. Proceeds from the issuance were used for investing activities and for other general corporate purposes.

During the nine months ended September 30, 2018, we issued 77,042 shares of our common stock to investors who have opted into our dividend reinvestment plan.

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

The following table shows our contractual obligations as of September 30, 2018:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Agreement	$36.3	$36.3	$—	$—	$—

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

We have elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, and December 31, 2017, the Fund had unfunded Capital Commitments related to Subscription Agreements of $203,126,360 and $97,241,711, respectively.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the statements of assets and liabilities. As of September 30, 2018, our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$270,907	$(5,418)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(15,450)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(9,888)
Businesssolver.com, Inc.	Revolver	05/15/2020	$323,529	$(6,471)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2023	$323,529	$(6,471)
Captain D’s, Inc.	Revolver	12/15/2023	$116,382	$(1,164)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$427,533	$(2,138)
Engage2Excel, Inc	Revolver	03/07/2023	$364,342	$(7,287)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$506,283	$(8,860)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2024	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2020	$202,400	$(4,048)
InSite Wireless Group, LLC	Revolver	07/10/2020	$98,615	$(1,479)
InSite Wireless Group, LLC	Term Loan	07/10/2020	$433,908	$(6,509)
Maintech, Incorporated	Revolver	12/28/2022	$82,500	$(1,238)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$1,170,618	$(5,853)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$11,657	$(321)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$4,684,236	$(93,685)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments Direct Corp.	Delayed Draw Term Loan	03/28/2020	$485,735	$(4,857)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(6,000)
Sugarcrm, Inc.	Revolver	07/31/2024	$310,244	$(5,429)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2023	$3,000,000	$(45,000)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$56,329	$(986)
Watermark Insights, LLC	Revolver	06/07/2024	$205,882	$(2,059)

Total 1st Lien/Senior Secured Debt			$19,649,038	$(326,882)

Total			$19,649,038	$(326,882)

As of December 31, 2017, our off-balance sheet arrangements consisted of the following:

Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	11/20/2019	$1,083,629	$(21,672)
AEG Holding Company, Inc.	11/20/2023	$433,452	$(8,669)
Captain D’s, Inc.	12/15/2023	$88,326	$(883)
D1MT Holdings LLC	12/28/2022	$220,000	$(3,300)
Perforce Intermediate Holdings, LLC	12/28/2022	$485,714	$(13,357)
Qualifacts Corporation	12/12/2022	$300,000	$(6,000)
Velocity Purchaser Corporation	12/01/2022	$173,913	$(3,478)

Total 1st Lien/Senior Secured Debt		$2,785,034	$(57,359)

Total		$2,785,034	$(57,359)

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

The initial Maximum Commitment of the Credit Facility was $30 million. The Maximum Commitment amount may be increased upon request of the Fund to an amount agreed upon by the Fund and the Administrative Agent. As of September 30, 2018, the Fund has increased the Maximum Commitment to $75 million. Effective as of November 13, 2018, the Fund has further increased the Maximum Commitment to $100 million. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the Administrative Agent, subject to certain terms and conditions. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ commitments (the “Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments).

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

The Credit Facility will mature on November 14, 2018, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 14, 2018; and (iv) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 14, 2018. The Fund has exercised its option to extend the maturity date to November 13, 2019.

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

Asset Coverage

In accordance with the 1940 Act, the Fund has historically only been allowed to borrow amounts such that its “asset coverage,” as defined in the 1940 Act, is at least 200% after such borrowing, permitting the Fund to borrow up to one dollar for investment purposes for every one dollar of investor equity. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the 1940 Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.

On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). On July 5, 2018, the Board voted to approve the adoption of the reduced asset coverage ratio and separately recommended that Investors approve the reduced asset coverage requirements at the 2018 annual meeting of stockholders. On September 26, 2018, at the Fund’s 2018 annual meeting of stockholders, the Fund’s stockholders approved the reduction of the required minimum asset coverage ratio applicable to the Fund from 200% to 150%, which took effect on September 27, 2018. This reduction in the required minimum asset coverage ratio increases the amount of debt that the Fund is permitted to incur, permitting the Fund to borrow up to two dollars for investment purposes for every one dollar of investor equity.

As of September 30, 2018, and December 31, 2017, the Fund had total senior securities of $36,250,000 and $23,500,000, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 240% and 203.1%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see Part II, Item 1A of this Form 10-Q.

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

Fund Expenses

For the nine months ended September 30, 2018, the Fund incurred $4,015,868 of expenses in relation to professional fees, directors’ fees, management fees, incentive fees, insurance expenses, interest and credit facility expenses, offering costs and administration and custodian fees, of which $2,052,539 was reimbursed by the Adviser and its affiliates on behalf of the Fund, and $77,203 of management fees and $32,302 of incentive fees were waived by the Adviser.

Federal Income Taxes

We have elected to be treated as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

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

Assuming that the statement of assets and liabilities as of September 30, 2018, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(217,169)	$(90,625)	$(126,544)
Up 100 basis points	868,676	362,500	501,176
Up 200 basis points	1,737,353	725,000	1,012,353
Up 300 basis points	2,606,029	1,087,500	1,518,529

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, each of which could materially adversely affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K and discussed below are not the only risks we face. We may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable, which could materially adversely affect our business, financial condition and results of operations. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

The Small Business Credit Availability Act allows us to incur additional leverage, which may increase the risk of investing with us.

On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). On July 5, 2018, the Board voted to approve the adoption of the reduced asset coverage ratio and separately recommended that Investors approve the reduced asset coverage requirements at the 2018 annual meeting of stockholders. On September 26, 2018, the Fund’s stockholders voted to approve the adoption of the reduced asset coverage ratio, effective September 27, 2018.

Increased leverage could increase the risks associated with investing in the Fund. For example, if the value of the Fund’s assets decreases, although the asset base and expected revenues would be larger because increased leverage would permit the Fund to acquire additional assets, leverage will cause the Fund’s net asset value to decline more sharply than it otherwise would have without leverage or with lower leverage. Similarly, any decrease in the Fund’s revenue would cause its net income to decline more sharply, on a relative basis, than it would have if the Fund had not borrowed or had borrowed less (although, as noted above, the Fund’s asset base and expected revenues would likely be larger). However, since the Fund already uses leverage in optimizing its investment portfolio, there are no material new risks associated with increased leverage other than the amount of the leverage.

If the Fund’s asset coverage ratio falls below the required limit, the Fund will not be able to incur additional debt until it is able to comply with the asset coverage ratio. This could have a material adverse effect on the Fund’s operations, and the Fund may not be able to make distributions to stockholders. The actual amount of leverage that the Fund employs will depend on the Board’s and the Adviser’s assessment of market and other factors at the time of any proposed borrowing. The Fund currently anticipates being able to obtain sufficient credit on acceptable terms, although the Fund can make no assurance that this will be the case or that it will remain such in the future.

The following table illustrates the effect of leverage on returns from an investment in the shares of common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of September 30, 2018 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2018.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of September 30, 2018(1)	(21.7)%	(12.9)%	(4.1)%	4.6%	13.4%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(41.0)%	(26.0)%	(11.0)%	4.0%	19.0%

(1)

Assumes $89.3 million in total portfolio assets, $38.4 million in senior securities outstanding, $50.9 million in net assets, and an average cost of funds of 5.5%. Actual interest payments may be different.

(2)

Assumes $89.3 million in total portfolio assets, $59.5 million in senior securities outstanding, $29.8 million in net assets, and an average cost of funds of 5.5%. Actual interest payments may be different.

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 14, 2018	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)