Form 10-K
period 2018-12-31
AB Private Credit Investors Corp
filed 2019-04-01
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 7,145,858 shares of common stock, $0.01 par value per share, outstanding as of March 29, 2019.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

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

We have elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have also elected to be treated and intend to qualify annually as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, respectively, we are and will be required to comply with certain regulatory requirements. See “Business — Regulation as a Business Development Company” and “Business — Material U.S. Federal Income Tax Considerations.”

Our investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-sourced, privately-negotiated, secured, middle market loans. We intend to primarily invest in middle market businesses based in the United States. We expect that the primary use of proceeds by the companies in which the Fund invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital. As of December 31, 2018, our investment portfolio totaled $137,803,133 and consisted primarily of senior debt.

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

We entered into a credit agreement to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”) and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Facility, as lenders. As part of the HSBC Credit Facility and any other future credit facility we enter into, the right to make capital calls of stockholders may be pledged as collateral to a lender, which will be able to call for capital contributions upon the occurrence of an event of default under such related credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their Remaining Capital Commitments, without regard to the underlying value of their investment. See “Risk Factors — The right to make capital calls of stockholders may be pledged as collateral under the Credit Facilities or any other future borrowing facility.”

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

We pursue opportunities across a broad range of sectors, including but not limited to, the following end markets: Alarm Monitoring; Communications and IT Infrastructure; Energy; Enterprise Software (including Software-as-a-Service); Equipment Finance; Financial Technology / Transaction Processing; Franchisors, Franchisees, and Restaurants; Healthcare and Healthcare IT; Non-discretionary Consumer (including certain Multi-site Retailers); Specialized, Value-Added Manufacturing; Specialty Finance; Technology-Enabled Services; Transportation and Logistics; Consumer Non-Cyclical; Business Services; and Education.

The Board of Directors

Our business and affairs are managed under the direction of the board of directors (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The term of our Class III director will expire in 2019, and if reelected by our stockholders, will serve a term to expire at the 2022 annual meeting of stockholders; the terms of our Class I directors will expire at the 2020 annual meeting of stockholders; and the terms of our Class II directors will expire at the 2021 annual meeting of stockholders. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

About Our Investment Adviser

Our investment activities are managed by our external investment adviser, AB Private Credit Investors LLC. We benefit from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $516 billion in assets under management as of December 31, 2018, and a global client base that includes institutions, private clients and retail investors. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

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

Any Expense Payment by the Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement will be subject to repayment by us on a quarterly basis within the three years following the fiscal quarter of the Fund in which the Operating Expenses were paid or absorbed, if the total Operating Expenses for the current quarter, including Reimbursement Payments, expressed as a percentage of our average gross assets during such quarter is less than the then-current Percentage Limit, if any, and the Percentage Limit that was in effect at the time when the Adviser reimbursed the Operating Expenses that are the subject of the repayment, subject to certain provisions of the Expense Support and Conditional Reimbursement Agreement, as described below. For purposes of the Expense Support and Conditional Reimbursement Agreement, “Operating Expenses” means the Fund’s Total

Operating Expenses (as defined below), excluding base management fees, incentive fees, distribution and stockholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses and “Total Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The calculation of average net assets will be consistent with such periodic calculations of average net assets in the Fund’s consolidated financial statements.

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

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Advisory Agreement, or (b) the Board makes a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement that have not been reimbursed by the Fund to the Adviser.

As of December 31, 2018, the amount of Expense Payments provided by the Adviser since inception is $4,336,826. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2018, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	6.762%	December 31, 2021	1.0%

Total	$4,336,826

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

HSBC Credit Facility

On November 15, 2017, we entered into the HSBC Credit Facility with HSBC as Administrative Agent and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Facility, as lenders. The initial maximum commitment under the HSBC Credit Facility is $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of December 31, 2018, the Fund has increased the Maximum Commitment to $125 million. On January 31, 2019, the Fund reduced its maximum available borrowings under the HSBC Credit Facility from $125 million to $50 million by giving notice to the Administrative Agent. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the HSBC Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The HSBC Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2018, the Fund is in compliance with these covenants. The Fund’s obligations under the HSBC Credit Facility are secured by the Capital Commitments and capital contributions to the Fund.

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

Dividend Reinvestment Plan

On September 26, 2017, we adopted a dividend reinvestment plan, which was amended and restated on August 6, 2018 (the “DRIP”). Pursuant to the DRIP, stockholders receive dividends or other distributions in cash unless a stockholder elects to reinvest his or her dividends and other distributions as provided below. As a result of adopting the DRIP, if our Board authorizes, and we declare, a cash dividend or distribution, our stockholders who have opted into the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash.

No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions received in cash. A stockholder can instead elect to have a dividend or distribution reinvested in shares of our common stock by notifying the Administrator in writing. A stockholder may elect to change its election by providing written notice to the Administrator no later than ten days prior to the record date fixed by the Board for the first distribution for which such stockholder wishes its new election to take effect.

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

Taxation of the Fund

We have elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.

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

Failure to Qualify as a RIC

We have elected to be treated as a RIC with respect to our taxable year ending in 2018. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income at regular corporate rates. In addition, we would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains when recognized over the next five years. Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

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

If we invest in the stock of a foreign corporation that is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC,” we would be subject to a penalty tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. A PFIC is any foreign corporation if (i) 75 percent or more of the gross income of such corporation for the taxable year is passive income, or (ii) at least 50 percent of the average percentage of assets held by such corporation during the taxable year produce passive income or are held for the production of passive income. Under certain circumstances, we may be eligible to make a special election to ameliorate the effects of the penalty tax by electing to treat the PFIC as a qualifying electing fund, or “QEF,” or by electing to mark to market the PFIC stock. If we make a QEF election, we would not be subject to the penalty tax, but any increases in the earnings and profits of the PFIC would be includable in our taxable income even if the PFIC makes no distributions. If we make the mark-to-market election, we would recognize ordinary income or loss each year on a mark-to-market basis based on changes in the value of the PFIC stock. If we do invest in a PFIC, no assurances can be given that we will be eligible to or will make a QEF election or a mark-to-market election with respect to such PFIC.

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

Dividend Reinvestment Plan. Under the DRIP, if a U.S. stockholder owns shares of common stock registered in its own name, the U.S. stockholder will have all cash distributions automatically reinvested in additional shares of common stock if the U.S. stockholder opts in to our dividend reinvestment plan by delivering a written notice to the Administrator, as applicable, in accordance with the terms of the dividend reinvestment plan. See “Business — Dividend Reinvestment Plan.” Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. The U.S. stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

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

Foreign Account Tax Compliance

The Foreign Account Tax Compliance Act, or FATCA, generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions that fail to enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners). The types of income subject to the tax include U.S. source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not financial institutions unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a non-U.S. stockholder and the status of the intermediaries through which they hold their shares, non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a non-U.S. stockholder might be eligible for refunds or credits of such taxes. U.S. stockholders that hold their shares through foreign intermediaries could also be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares.

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

As a BDC, we are required to meet an asset coverage ratio, defined under the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”), as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. On July 5, 2018, the Board voted to approve the adoption of the reduced asset coverage ratio and separately recommended that stockholders approve the reduced asset coverage requirements at our 2018 annual meeting of stockholders. On September 26, 2018, at our 2018 annual meeting of stockholders, stockholders approved the reduction of the required minimum asset coverage ratio applicable to the Fund from 200% to 150%, which took effect on September 27, 2018. This reduction in the required minimum asset coverage ratio increases the amount of debt that we are permitted to incur. See “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.” We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to qualify as a RIC for U.S. tax purposes.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

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

Reporting Obligations

We will furnish our stockholders with annual reports containing audited consolidated financial statements, quarterly reports and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Stockholders and the public may also read and copy any materials we file with the SEC at www.sec.gov.

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

On August 6, 2018, the SEC granted us relief sought in a new exemptive application that expands the co-investment exemptive relief previously granted to us in October 2016 to allow the Fund and certain of its affiliates to co-invest in portfolio companies with certain of our affiliates that are managed by the Adviser (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, which the new exemptive relief defines to include affiliated managed accounts, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our investors and do not involve overreaching in respect of us or our investors on the part of any person concerned, and (2) the transaction is consistent with the interests of our investors and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

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

The following table illustrates the effect of leverage on returns from an investment in the shares of common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2018 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2018.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of December 31, 2018(1)	(16.8)%	(4.6)%	7.6%	19.7%	31.9%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(19.4)%	(4.4)%	10.6%	25.6%	40.6%

(1)

Assumes $154.0 million in total portfolio assets, $90.7 million in senior securities outstanding, $63.3 million in net assets, and an average cost of funds of 5.3%. Actual interest payments may be different.

(2)

Assumes $154.0 million in total portfolio assets, $102.6 million in senior securities outstanding, $51.3 million in net assets, and an average cost of funds of 5.3%. Actual interest payments may be different.

Increased leverage may magnify our exposure to risks associated with changes in interest rates.

If we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments and investment opportunities than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital. Because we may borrow money to make investments in the form of debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which income from investments exceeds the rate at which we pay interest or dividends on such liabilities.

We principally invest in floating-rate assets and incur our indebtedness on a floating-rate basis as well. We plan to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which we invest. Because the base rate of our assets and indebtedness are expected to generally be the same and will therefore fluctuate on largely the same basis, the primary risk that we face from interest rate fluctuations is a situation where the difference in the rate on investment income versus the base rate, which we refer to as the “spread,” falls and there is not a similar reduction in the spread on our indebtedness or losses exceed anticipated levels. In that situation, the investment income, net of losses, less the cost of our indebtedness would be reduced. This reduction could create a material adverse effect on our investment objectives if the spread compression was significant and persistent over long periods.

We expect that a majority of our investments in debt will continue to be at floating rates. However, as we make investments in debt at floating rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because the portfolio companies paying interest at such increasing floating rates may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, which, if not matched with the rising interest rates of our performing floating-rate assets, could result in a decrease in our net investment income. Incurring additional leverage will magnify the impact of an increase to our cost of funds. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. To the extent our additional borrowings are in fixed-rate instruments, we may be required to invest in higher-yield securities in order to cover our interest expense and maintain our current level of return to stockholders, which may increase the risk of an investment in our shares.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, referred to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio (as defined in the 1940 Act), equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

Under the provisions of the 1940 Act, we will generally be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio (as defined under the 1940 Act), equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

As a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

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

We do not currently have comprehensive documentation of our internal controls and we have not yet tested our internal controls in accordance with Section 404, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 could have a material adverse effect on our business.

We have not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until five years after the Initial Closing (as defined herein). Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. The Fund is in the process of addressing its internal controls over financial reporting and is establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund’s organization.

Additionally, we intend to document its internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. The Fund’s independent registered public accounting firm is not currently required to formally attest to the effectiveness of our internal control over financial reporting. Because we do not currently have comprehensive documentation of internal controls and have not yet tested internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in internal controls. We will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of the our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Fund and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer if the Fund or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect the Fund and lead to a decline in the market price of our common stock, to the extent we have completed a Qualified IPO.

Stockholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our common stock will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common stock will have to be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we will provide in our quarterly consolidated statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our common stock are subject to reporting obligations under Section 16(a) of the Exchange Act.

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

Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable consolidated financial statement. The impact of this new legislation on us, our shareholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.

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

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which a majority of voters voted in favor of leaving the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. The U.K.’s departure from the E.U. is currently scheduled to take place on Friday, April 12, 2019. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Negotiations have commenced to determine the future terms of the United Kingdom’s relationship with the European Union. Events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

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

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited consolidated financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Certain of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments.

We principally invest in floating-rate assets and incur indebtedness on a floating-rate basis as well, and intend to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which we invest, which is currently the London Interbank Offered Rate (“LIBOR”). Because the base rate of our assets and indebtedness are expected to be same and will therefore fluctuate on largely the same basis, the increased cost of our indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on our floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of our loans could adversely affect our cash flow. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to those other creditors.

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

The right to make capital calls of stockholders may be pledged as collateral under the HSBC Credit Facility or any other future borrowing facility.

The HSBC Credit Facility, and any future borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of consolidated financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Nonetheless, a securitization vehicle, if created, also would likely be consolidated in our consolidated financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. See “Business — Regulation as a Business Development Company.”

In addition to regulatory limitations on our ability to raise capital, the Barclays Credit Facility contains various covenants, which, if not complied with, could accelerate its repayment obligations under the Barclays Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

Our wholly-owned subsidiary, ABPCIC Funding I LLC (“ABPCIC Funding”), is party to a credit facility with certain lenders, Barclays Bank PLC, New York Branch, as facility agent, and US Bank, National Association, as collateral agent, collateral administrator and custodian, as more fully described in that Current Report on Form 8-K filed by the Fund on February 5, 2019 (the “Barclays Credit Facility”), which provides for a revolving credit line of up to $150.0 million. Under the Barclays Credit Facility, ABPCIC Funding is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In addition to other customary events of default included in financing transactions, the Barclays Credit Facility contains the following events of default: (i) the failure to make principal payments when due or interest payments within five business days of when due; (i) ABPCIC Funding becomes an investment company required to be registered under 1940 Act; (iii) the insolvency or bankruptcy of ABPCIC Funding; and (iv) the occurrence of an event that would permit the termination of the Collateral Management Agreement or the removal or replacement of the Collateral Manager. During the continuation of an event of default, ABPCIC Funding must pay interest at a default rate. ABPCIC Funding’s continued compliance with the covenants under the Barclays Credit Facility depends on many factors, some of which are beyond our control, and there can be no assurance that ABPCIC Funding will continue to comply with these covenants. ABPCIC Funding’s failure to satisfy these covenants could result in foreclosure by its lenders, which would accelerate ABPCIC Funding’s repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

At December 31, 2017, we had received Capital Commitments totaling $121,430,978. At December 31, 2018, we had received Capital Commitments totaling $308,504,110.

Holders

As of March 29, 2019, there were 1,647 holders of record of our common stock.

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

From time to time our Board, in its sole discretion, also may determine to issue special distributions returning all or a portion of stockholders’ previous capital contributions (each, a “Return of Capital”). The amount of any Return of Capital received by a stockholder will be added to such stockholder’s outstanding but undrawn capital commitments. Accordingly, we may deliver a capital call notice which includes the amount of a stockholder’s Return of Capital. If we receive exemptive relief allowing us to create a Liquidating Share Class, eligible stockholders may have the right as part of the process for electing (or declining) to exchange Shares for Liquidation Shares, to cancel, in whole or in part, any outstanding but undrawn capital commitments, including any undrawn amounts resulting from the receipt of a Return of Capital.

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

Tender Offer

As a result of the Fund’s stockholders approving the reduction of the asset coverage ratio applicable to the Fund from 200% to 150% on September 26, 2018, the SBCAA requires the Fund to extend to its stockholders as of such date (the “Stockholder Vote Date”) the opportunity to sell the Shares held by that stockholder as of the Stockholder Vote Date, with 25% of those Shares to be repurchased in each of the four calendar quarters following the calendar quarter in which the approval was obtained. The requirement of the SBCAA is to extend to stockholders as of the Stockholder Vote Date the opportunity for the Fund to repurchase their shares owned on the Stockholder Vote Date. However, because we are continuously offering our Shares to stockholders, we are extending offers to the stockholders as of the Stockholder Vote Date with respect to all of the Shares owned as of the date of such offer.

On November 28, 2018, we commenced a tender offer (the “Offer”) to purchase for cash up to 1,267,852 Shares or 25% of each stockholder’s outstanding Shares as of November 27, 2018, at a price per Share equal to $10.04, which price was our net asset value per Share as of September 30, 2018, net to the seller in cash, less any applicable withholding taxes and without interest. The Offer expired on December 27, 2018. Through the expiration of this Offer, we repurchased 6,785 shares for approximately $68,122.

In accordance with the SBCAA, the Fund expects to commence additional tender offers in the first, second and third quarters of 2019 (the “Future Tender Offers”). The Fund expects that the Future Tender Offers will be on substantially similar terms and conditions as the Offer (with the Future Tender Offers being made at the net asset per share determined by the Board of Directors in the Fund’s most recently published quarterly report on Form 10-Q or annual report on Form 10-K, as applicable) such that if a stockholder properly tenders and does not properly withdraw a number of Shares equal to the Stockholder Cap in the Offer and each Future Tender Offer, 100% of such stockholder’s Shares as of the date of this Offer will be repurchased by the Fund. For further information on the Stockholder Cap, the Fund Cap and the Future Tender Offers, see Sections 1 and 2.

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

The following selected consolidated financial data as of and for the years ended December 31, 2018 and December 31, 2017 should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017
Consolidated statements of operations data:
Total investment income	$5,727,421	$136,933

Total expenses	5,920,912	2,140,625

Expense Reimbursement from Investment Adviser	(2,307,281)	(2,029,545)
Waived Management Fee	(127,862)	(23,745)
Waived Incentive Fee Excise Tax Expense	(32,302 3)	2,336

Net investment income	2,273,951	47,262
Net realized and change in unrealized loss on investments	(695,350)	(4,246)

Net increase in net assets resulting from operations	$1,578,601	$43,016

Per share data:
Net investment income	$0.61	$0.04
Net increase in net assets resulting from operations	$0.44	$0.02
Distributions declared	$(0.55)	$0.00
Consolidated statement of assets and liabilities data (at period end):
Total assets	$153,963,828	$48,039,586
Total investments, at fair value	$137,803,133	$23,873,030
Total liabilities	$90,690,118	$23,807,203
Total debt	$88,200,000	$23,500,000
Total net assets	$63,273,710	$24,232,383

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview

We were formed on February 6, 2015 as a corporation under the laws of the State of Maryland. On June 27, 2016, we issued and sold 100 shares of our common stock to AB Private Credit Investors LLC, our Adviser, for an aggregate purchase price of $1,000. On May 26, 2017, we issued 2,400 shares of our common stock to the Adviser, for an aggregate purchase price of $24,000.

We have elected to be treated as a BDC under the 1940 Act. We have also elected, and plan to continue to elect and qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income. As a BDC and a RIC, respectively, we are and will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

We are conducting private offerings of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At the closing of any Private Offering, each investor will make a Capital Commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with the Fund. Investors will be required to fund drawdowns to purchase shares our common stock up to the amount of their respective Capital Commitment on an as needed basis each time we delivers a notice to our investors.

On September 29, 2017, we completed the Initial Closing of our Private Offering after entering into the Subscription Agreements with several investors, including the Adviser, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance for a capital drawn-down notice. At December 31, 2018, we had total Capital Commitments of $308,504,110. At December 31, 2017, we had total Capital Commitments of $121,430,978. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

Expenses

Expenses for the year ended December 31, 2018, were $5,920,912, which consisted of $156,089 in offering costs, $149,416 in directors’ fees, $2,041,495 in professional fees, $1,749,302 in interest and credit facility expenses, $957,992 in management fees, $247,500 in insurance expense, $232,164 in income-based incentive fees, $186,986 in administration and custodian fees, $4,424 in transfer agent fees, and $195,544 in other expenses.

Pursuant to the Expense Support and Conditional Reimbursement Agreement, our Adviser provided expense support of $2,307,281 and voluntarily waived a portion of the Fund’s management fee of $127,862 and a portion of the Fund’s incentive fee of $32,302, reducing our expenses to $3,453,467. See “Item 15. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions – Expense Support and Conditional Reimbursement Agreement.”

Organization and Offering Costs

Since the Fund’s inception, the Adviser and its affiliates have incurred organizational costs of $817,503 and offering costs of $209,458, of which $156,089 has been amortized in 2018, on behalf of the Fund.

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

Portfolio and Investment Activity

During the year ended December 31, 2018, we invested $115,864,835 in 36 portfolio companies, $14,290,960 was drawn down against the revolvers and delayed draw term loans, and we had $8,255,007 in aggregate amount of principal repayments, which includes $3,034,789 in revolver and delayed draw term loan paydowns, and $7,557,059 in sales, resulting in net investments of $114,343,729 for the period.

During the year ended December 31, 2017, we invested $23,873,030 in 8 portfolio companies, $431,103 was drawn down against the revolvers and delayed draw term loans, and we had $0 in aggregate amount of principal repayments, which included $0 in revolver and delayed draw term loan paydowns, and $0 in sales, resulting in net investments of $23,873,030 for the year.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$135,776,144	98.02%	$135,061,980	98.01%	9.34%
Second Lien Junior Secured Debt	$1,201,433	0.87%	$1,200,773	0.87%	10.91%
Preferred Stock	$1,160,531	0.84%	$1,160,531	0.84%	0
Common Stock	$374,135	0.27%	$379,849	0.28%	0

Total	$138,512,243	100%	$137,803,133	100%

(1)	Based upon the par value of our debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$23,565,876	98.7%	$23,561,630	98.7%	8.3%
Common Stock	311,400	1.3	311,400	1.3	0

Total	$23,877,276	100%	$23,873,030	100%

(1)	Based upon the par value of our debt investments

The following table presents certain selected financial information regarding the debt investments in our portfolio as of December 31, 2018 and 2017:

	As of December 31, 2018	As of December 31, 2017
Number of portfolio companies	44	8
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)	Measured on a fair value basis

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$136,977,577	100%	$136,262,753	100%
Non-accrual	0	0	0	0

Total	$136,977,577	100%	$136,262,753	100%

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$23,565,876	100%	$23,561,630	100%
Non-accrual	—	—	—	—

Total	$23,565,876	100%	$23,561,630	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of December 31, 2018 and 2017, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$135,776,144	96.2%	$135,061,980	96.2%
Second Lien Junior Secured Debt	$1,201,433	0.9%	$1,200,773	0.9%
Preferred Stock	$1,160,531	0.8%	$1,160,531	0.8%
Common Stock	$374,135	0.3%	$379,849	0.3%
Cash	$2,510,208	1.8%	$2,510,208	1.8%

Total	$141,022,451	100%	$140,313,341	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$23,565,876	57.45%	$23,561,630	57.45%
Common Stock	311,400	0.76	311,400	0.76
Cash	17,139,858	41.79	17,139,858	41.79

Total	$41,017,134	100.00%	$41,012,888	100.00%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$13,455,873	9.72%	$13,453,009	9.77%
Communications & IT Infrastructure	$5,261,251	3.80	$5,236,923	3.80
Consumer Non-Cyclical	$7,504,952	5.42	$7,500,141	5.44
Education	$6,940,001	5.01	$6,920,371	5.02
Energy	$10,872,170	7.85	$10,242,840	7.43
Healthcare & HCIT	$25,437,461	18.36	$25,411,873	18.44
Software & Services	$58,166,581	41.99	$58,165,375	42.21
Transport & Logistics	$10,873,954	7.85	$10,872,601	7.89

	$138,512,243	100%	$137,803,133	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2017 (with corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Communications & IT Infrastructure	$3,030,500	12.69%	3,030,500	12.69%
Consumer Non-Cyclical	2,164,649	9.06	2,164,539	9.06
Education	6,761,095	28.32	6,758,994	28.32
Software & Services	11,921,032	49.93	11,918,997	49.93

	$23,877,276	100.00%	$23,873,030	100.00%

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of our operating results for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017(1)
Total investment income	$5,727,421	$136,933
Total expenses	5,920,912	2,140,625

Expense Reimbursement from Investment Adviser	(2,307,281)	(2,029,545)
Waived Management Fee	(127,862)	(23,745)
Waived Incentive Fees	(32,302)	0

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017(1)
Excise Tax Expense	3	2,336

Net investment income	2,273,951	47,262
Net realized and change in unrealized depreciation on investments	(695,350)	(4,246)

Net increase in net assets resulting from operations	$1,578,601	$43,016

(1)	The Fund commenced investment operations on November 15, 2017.

Investment Income

During the year ended December 31, 2018, the Fund’s investment income was comprised of $5,516,602 of interest income, which includes $262,280 from the accretion of discounts, $19,444 of payment-in-kind interest, and $191,375 of other fee income.

During the year ended December 31, 2017, the Fund’s investment income was comprised of $135,460 of interest income, which includes $4,246 from the accretion of discounts, and $1,473 of other fee income.

The Fund commenced investment operations on November 15, 2017. We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until November 15, 2017.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2018 and 2017 were as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017(1)
Professional fees and other expenses	$2,237,039	$829,552
Interest and credit facility expenses	1,749,302	63,591
Management fees	957,992	23,745
Insurance Expenses	247,500	145,110
Organizational expenses	0	817,503
Offering costs	156,089	53,369
Administration and custodian fees	186,986	28,692
Directors’ fees	149,416	179,063
Incentive fees	232,164	0
Transfer Agent Fee	4,424	0
Expense Reimbursement from Investment Adviser	(2,307,281)	(2,029,545)
Waived Management Fee	(127,862)	(23,745)
Waived Incentive Fee	(32,302)	0

Total net expenses	$3,453,467	$87,335

(1)	The Fund commenced investment operations on November 15, 2017.

Total operating expenses for the year ended December 31, 2018 increased by approximately $3.8 million compared to the year ended December 31, 2017. The increase in 2018 is attributable primarily to higher interest expense, professional fees, base management fees, income-based incentive fees, offering costs and general and administrative expenses offset by lower organization expenses.

Interest and debt financing expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the HSBC Credit Facility. The Fund first drew on the HSBC Credit Facility on November 15, 2017. As of December 31, 2018, there was an outstanding balance of $88,200,000 on the HSBC Credit Facility. As of December 31, 2017, the HSBC Credit Facility had an outstanding balance of $23,500,000. Interest and debt financing expenses for the years ended

December 31, 2018 and December 31, 2017, were approximately $1,749,302 and $63,591, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.26% and 3.94% for the years ending December 31, 2018 and December 31, 2017, respectively.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2018, we had principal repayments of $8,255,007, which includes $3,034,789 of revolver and delayed draw term loan paydowns, and $7,557,059 in sales, resulting in $9,514 of net realized gain.

During the year ended December 31, 2017, we had principal repayments of $0, resulting in no net realized gains (losses).

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2018, we had $704,864 in net change in unrealized depreciation on $138,512,243 of investments in 44 portfolio companies. Unrealized depreciation for the year ended December 31, 2018 resulted from a decrease in fair value, primarily due to negative valuation adjustments on Level 2 names that are publicly quoted.

For the year ended December 31, 2017 we had $4,246 in unrealized depreciation on $23,877,276 of investments in 8 portfolio companies. Unrealized depreciation for the year ended December 31, 2017 was primarily due to amortization of OID increasing the cost basis while the fair value remained unchanged.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2018 and 2017, the net increase in net assets resulting from operations was $1,578,601 and $43,016, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.44 and $0.02, respectively. We commenced operations on November 15, 2017.

Cash Flows

For the year ended December 31, 2018, cash decreased by $14,629,650. During the same period, we used $110,709,798 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2018, we generated $96,080,148 from financing activities, primarily from issuance of common stock and borrowings on the HSBC Credit Facility.

For the year ended December 31, 2017, cash increased by $17,138,858. During the same period, we used $23,823,355 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2017, we generated $40,962,213 from financing activities, primarily from issuance of common stock and borrowings on the HSBC Credit Facility.

Financial Condition, Liquidity and Capital Resources

At December 31, 2018, and December 31, 2017, we had $2,510,208 and $17,139,858 in cash on hand, respectively. The primary uses of our cash are investments in portfolio companies, cash distributions to holders of our common stock and the payment of operating expenses. We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

Cash on hand, combined with our uncalled capital commitments of $245,767,442 and $36,800,000 undrawn amount on our Credit Facilities, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months. As of December 31, 2018, we had $2,510,208 in cash and cash equivalents. During the year ended December 31, 2018, we used $110,709,798 for operating activities.

Credit Agreements

HSBC Credit Facility

On November 15, 2017, the Fund entered into a credit agreement (the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”) and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Facility, as lenders. The initial maximum principal amount (the “Maximum Commitment”) of the HSBC Credit Facility is $30 million. The Maximum Commitment amount may be increased upon request of the Fund to an amount agreed upon by the Fund and the Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the Administrative Agent, subject to certain terms and conditions. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ commitments (the “Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the HSBC Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The HSBC Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2018, the Fund is in compliance with these covenants. The Fund’s obligations under the HSBC Credit Facility are secured by the Capital Commitments and capital contributions to the Fund.

Borrowings under the HSBC Credit Facility bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the HSBC Credit Agreement) for the applicable Interest Period; and (ii) with respect to Reference Rate Loans (as defined in the HSBC Credit Agreement), the greatest of: (i) the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate, (ii) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day, the average of the quotation for such day on such transactions received by the Administrative Agent from three (3) Federal funds brokers of recognized standing selected by the Administrative Agent and, upon request of Borrowers, with notice of such quotations to the Borrowers and (iii) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus two hundred basis points (2.00%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

The HSBC Credit Facility will mature on November 14, 2018, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 14, 2018; and (iv) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 14, 2018. Effective November 14, 2018, the Fund exercised its option to extend the maturity date of the HSBC Credit Facility to November 13, 2019. In addition, effective as of November 14, 2018, the Fund increased the Maximum Commitment to $100 million. On December 19, 2018, the Fund increased the maximum commitment amount on a temporary basis through February 7, 2019 from $100 million to $125 million. On January 31, 2019, the Fund reduced its maximum available borrowings under the HSBC Credit Facility from $125 million to $50 million by giving notice to the Administrative Agent.

Subject to certain terms and conditions, the HSBC Credit Facility is secured by a first priority, exclusive, perfected security interest and lien in and on all of the Fund’s right, title and interest, in, to and under, whether now existing or hereafter acquired or arising and wherever located (a) all of the Fund’s rights, titles, interests and privileges in and to the Capital Commitments, and the Capital Contributions made by its Investors, and all other rights, titles, interests, powers and privileges related to, appurtenant to or arising out of the Capital Commitments; (b) all of the Fund’s rights, titles, interests, remedies, and privileges under the Constituent Documents (i) to issue and enforce Capital Calls and Pending Capital Calls, (ii) to receive and enforce Capital Contributions and (iii) relating to Capital Calls, Pending Capital Calls, Capital Commitments or Capital Contributions; (c) all proceeds of any and all of the foregoing.

The HSBC Credit Facility contains customary covenants and events of default (with customary cure and notice provisions).

As of December 31, 2018, we had $88,200,000 outstanding on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. As of December 31, 2017, we had $23,500,000 outstanding on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. We intend to continue to utilize the HSBC Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the years ended December 31, 2018 and December 31, 2017, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Year Ended December 31,
	2018	2017(1)
Borrowing interest expense	$1,222,642	$21,941
Unused facility fee	83,237	11,732
Amortization of deferred financing costs and upfront commitment fees	443,423	29,918

Total interest and debt financing expenses	$1,749,302	$63,591

(1)	The Fund commenced operations on November 15, 2017.

Equity Activity

We have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of December 31, 2018, we received capital commitments of $308,504,110. As of December 31, 2018, we received inception to date capital contributions to the Fund of $62,736,668, $1,279,671 of dividend reinvestments, and $68,122 was withdrawn from the fund as part of the year end share repurchase program. As of December 31, 2017, we received inception to date capital contributions totaling $24,189,367.

During the year ended December 31, 2018, the Fund received additional capital commitments to the Fund of $189,418,132. In addition, two capital commitments of $95,000 and $150,000, originally committed during the year ended December 31, 2017 and quarter ended June 30, 2018, respectively, were subsequently cancelled before any capital was called, and $2,100,000 were cancelled for investors who tendered their shares on December 28, 2018 pursuant to the Offer. Pursuant to the Subscription Agreements, for the year ended December 31, 2018, we have delivered capital drawdown notices to our investors relating to the issuance of 3,844,860 of our common shares for an aggregate offering of $38,547,401. Proceeds from the issuance were used for investing activities and for other general corporate purposes.

During the year ended December 31, 2018, we issued 128,226 shares of our common stock to investors who have opted into our dividend reinvestment plan.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 28, 2018	June 28, 2018	June 29, 2018	$0.25	$759,327
September 27, 2018	September 27, 2017	September 28, 2018	$0.12	$625,565
December 27, 2018	December 27, 2018	December 31, 2018	$0.18	$911,332

Total distributions declared			$0.55	$2,296,224

There were no distributions declared on the Fund’s common stock during the year ended December 31, 2017.

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

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

The following table shows our contractual obligations as of December 31, 2018:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Agreement	$88.2	$88.2	$—	$—	$—

The following table shows our contractual obligations as of December 31, 2017:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Agreement	$23.5	$23.5	$—	$—	$—

See “Notes to Consolidated Financial Statements – Note 4. Credit Facility,” for a discussion of the terms of the HSBC Credit Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2018, and December 31, 2017, the Fund had unfunded Capital Commitments related to Subscription Agreements of $245,767,442 and $97,241,711, respectively.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities. As of December 31, 2018, our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$3,212,948	$(48,194)
American Physician Partners LLC	Revolver	12/21/2021	$347,466	$(5,212)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$291,176	$(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	$194,118	$(3,882)
Caliper Software, Inc.	Revolver	11/30/2023	$281,636	$(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	$112,481	$(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	$225,550	$(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$233,718	$(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	$736,677	$(11,050)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	$270,115	$(5,402)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	$(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	$197,231	$(2,958)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$556,562	$(9,740)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Maintech, Incorporated(4)	Revolver	12/28/2022	$60,500	$(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$947,111	$(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$591,549	$(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,536	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	$183,152	$(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,340	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$212,340	$(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	$232,683	$(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,713	$(41,786)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$281,646	$(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

As of December 31, 2017, our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,672)
AEG Holding Company, Inc.	Revolver	11/20/2023	$433,452	$(8,669)
Captain D’s, Inc.	Revolver	12/15/2023	$88,326	$(883)
D1MT Holdings LLC	Revolver	12/28/2022	$220,000	$(3,300)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$485,714	$(13,357)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(6,000)
Velocity Purchaser Corporation	Revolver	12/01/2022	$173,913	$(3,478)

Total 1st Lien/Senior Secured Debt			$2,785,034	$(57,359)

Total			$2,785,034	$(57,359)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)

A negative fair value was reflected as investments, at fair value in the consolidated Statements of Assets and Liabilities. The negative fair value is the result of the capitalized discount on the loan.

(4)	D1MT Holdings LLC has been renamed to Maintech, Incorporated in 2018.

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

As of December 31, 2018, and December 31, 2017, the Fund had total senior securities of $88,200,000 and $23,500,000, respectively, consisting of borrowings under the HSBC Credit Facility, and had asset coverage ratios of 172% and 203%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1 – Quoted prices in active markets for identical investments.

•	Level 2 – Other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments at the reporting date).

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

Investment Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Investment transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the identified cost method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

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

Fund Expenses

For the year ended December 31, 2018, the Fund incurred $5,920,912 of expenses in relation to professional fees, directors’ fees, management fees, incentive fees, insurance expenses, interest and credit facility expenses, offering costs, transfer agent fees, other fees, and administration and custodian fees, of which $2,307,281 was reimbursed by the Adviser and its affiliates on behalf of the Fund, and $127,862 of management fees and $32,302 of incentive fees were waived by the Adviser.

For the year ended December 31, 2017, the Fund incurred $2,140,625 of expenses in relation to professional fees, directors’ fees, management fees, insurance expenses, interest and credit facility expenses, offering costs, other fees, and administration and custodian fees, of which $2,029,545 was reimbursed by the Adviser and its affiliates on behalf of the Fund, and $23,745 of management fees were waived by the Adviser.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2018, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(348,905)	$(220,500)	$(128,405)
Up 100 basis points	1,395,621	882,000	513,621
Up 200 basis points	2,791,243	1,764,000	1,027,243
Up 300 basis points	4,186,864	2,646,000	1,540,864

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

Item 8.	Consolidated Financial Statements and Supplementary Data

Information required by this Item is included beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s report on internal control over financial reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2018.

Changes in internal controls over financial reporting

There have been no changes in the Fund’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board Purpose and Structure

Our business and affairs are managed under the direction of the Board. The Board is divided into three classes of directors serving staggered three-year terms and consists of five members, three of whom are not “interested persons” of the Fund, the Adviser or their respective affiliates under Section 2(a)(19) of the Investment Company Act of 1940, as amended, which we refer to as the “1940 Act.” We refer to these individuals as our “Independent Directors.” The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities. Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

Our Board has established an Audit Committee and a Nominating and Corporate Governance Committee, and may establish additional committees from time to time as necessary. The scope of the responsibilities assigned to each of these committees is discussed in greater detail below. J. Brent Humphries, an “interested person” of the Fund, serves as Chairman of our Board and President of the Fund. We believe that Mr. Humphries’ history with the Adviser as its President and Chairman of the Investment Committee and his extensive knowledge of and experience in the financial services industry qualify him to serve as the Chairman of our Board. Our view is that we are best served through this existing leadership structure, as Mr. Humphries’ relationship with the Adviser provides an effective bridge and encourages an open dialogue between management and the Board, ensuring that both groups act with a common purpose.

Our Board does not have a lead Independent Director. We are aware of the potential conflicts that may arise when a non-Independent Director is Chairman of our Board, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices include regular meetings of the Independent Directors in executive session without the presence of interested Directors and management, the establishment of an Audit Committee and a Nominating and Corporate Governance Committee, each of which is comprised solely of Independent Directors.

Board Meetings and Attendance

During 2018, including both regularly scheduled and special meetings, our Board met a total of four times, the Audit Committee met a total of four times and the Nominating and Corporate Governance Committee met a total of two times. During 2018, each of the Fund’s Directors attended more than 75% of the meetings of the Board. Additionally, in 2018, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All directors are expected to attend least 75% of the aggregate number of meetings of our Board and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board and committee meetings. We do not have a formal policy regarding director attendance at an annual meeting of stockholders. All of our directors attended the 2018 annual meeting of stockholders, either in person or telephonically.

Board of Directors and Executive Officers

Directors

Under our articles of incorporation, our directors are divided into three classes. At each annual meeting, directors will be elected for staggered terms of three years, with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding our Board is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	51	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2020
Matthew Bass	39	Interested Director	2016	2021
Independent Directors
Richard S. Pontin	65	Director	2016	2019
Terry Sebastian	51	Director	2016	2020
John G. Jordan	48	Director	2016	2021

The address for each of our directors is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, New York, New York 10105.

Executive Officers Who Are Not Directors

Name	Age	Position
Mark R. Manley	56	Chief Compliance Officer
Wesley Raper	40	Chief Financial Officer

Biographical Information

Directors

Our directors have been divided into two groups — interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

J. Brent Humphries, our President and the Chairman of our Board, is also the President of the Adviser, which is responsible for all investment decisions for the Fund. Brent Humphries joined AB in 2014 as a founding member and President of the Adviser, where he has primary responsibility for overseeing all aspects of the business, including investor relations, investment originations, structuring and underwriting, as well as ongoing portfolio management and compliance. He previously held the same position with Barclays Private Credit Partners LLC. Prior to joining Barclays, Humphries served as group head, generalist financial sponsor coverage for the Goldman Sachs Specialty Lending Group, and later led its structured private equity initiative. Before that, he served as a partner and managing director of the Texas Growth Fund and TGF Management Corp., a middle-market private equity fund and investment advisor, respectively. Humphries previously worked in leveraged finance with NationsBank and J.P. Morgan, and as a financial analyst with Exxon. He holds a B.B.A. in finance with an emphasis in accounting from the University of Oklahoma and an M.B.A. from the Harvard Business School. We believe that Mr. Humphries’ experience in middle market corporate credit is a significant competitive advantage for the Fund.

Matthew Bass is a Senior Vice President and Global Head of Alternatives and Multi-Asset Business Development for AB. Prior to joining AB in 2010, he was a program director at the U.S. Department of the Treasury, where he was responsible for the design and implementation of various real estate and real estate capital-markets programs pursuant to the Troubled Asset Relief Program. Prior to joining the U.S. Department of the Treasury in 2009, Mr. Bass was a vice president at The Blackstone Group’s GSO Capital Partners unit. He began his career in the Financial Institutions Investment Banking Group at UBS. Mr. Bass holds a B.S. in Finance from Lehigh University. Mr. Bass was selected as an Interested Director because of his prior leadership experience, significant investment knowledge and financial expertise.

Independent Directors

John G. Jordan is an Advisory Board Member of LBJ Family Wealth Advisors, Ltd., a position he has held since 2015. From 2000 to 2015 he was President and a member of the Board of Directors of BusinesSuites, LP, which he grew into the third largest provider of shared office space, virtual offices, and meeting rooms in North America. In 2015 BusinesSuites, LP was renamed Watch Hill Holdings, LP, and from that time through 2017, Mr. Jordan served as the entity’s President and a member of its Board of Directors. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010-2015, as a member of the Board of Directors of Texas 4000 for Cancer, a non-profit organization, from 2010–2014, and as the Treasurer, President, and a member of the Board of Directors of the Global Workspace Association from 2008–2013. Prior to 2000, he held positions as Director of Business Development of SiLogiX, LLC, Investment Associate at the LBJ Holding Company, Assistant Vice President of Bank One, Texas, N.A. and Financial Analyst at CFO Services Inc. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000–2006. Mr. Jordan was selected as one of our Independent Directors because of his prior board experience and financial expertise.

Richard S. Pontin served as a member the Board of Directors and audit committee of Tangoe, a leading provider of information Technology and telecom asset and financial management services for global enterprises, from 2007 through June 2017. During that period, he also served as a member of the audit committee. He previously served as Executive Chairman of Tangoe from 2007–2009 and as Chief Executive Officer and a member of the Board of Directors of its predecessor company, TRAQ Wireless, from 2004–2007. Mr. Pontin has been a member of the Board of Directors and the Compensation Committee of PlumChoice Inc. since 2010. Since 2002 Mr. Pontin has also been an advisor to private equity and venture capital companies and entrepreneurs. He has advised several firms, focusing on corporate strategy, business planning, competitive analysis, M & A due diligence, KPI/metric implementation, product planning, and interim Chief Executive Officer Management. Between 2002 and 2011 Mr. Pontin served as the Chief Executive Officer of each of Airclic, Inc., Airband Communications, and Ionex Telecom. Prior to 2002, he served as President and Chief Operating Officer of Broadwing Communications and President and Chief Operating Officer of Cincinnati Bell,

Inc., and held various positions at Nextel Communications, Bell South, MCI Communications, AT&T and Marion Laboratories. Mr. Pontin holds a B.S. in Biological Science and an M.B.A. from Drexel University, and is a member of the National Association of Corporate Directors, where he was recognized as the 2015 Governance Fellow for Excellence in Board Management and Governance. Mr. Pontin was selected as one of our Independent Directors because of his financial expertise and his significant leadership, corporate governance, management and advisory experience.

Terry Sebastian has served as the President and a member of the board of directors at Cal Pacific Specialty Foods, LLC since 2011. He previously served as a member of the board of directors of the California Strawberry Commission and as the vice chairman of the Processing Strawberry Advisory Board from 2012 through December 2017. He is a member of the advisory board at Lake Pacific Partners, LLC, where he previously served as a managing director and founder from 2000 to 2010. Prior to this, Mr. Sebastian was a senior vice president at Natural Nutrition Group. Previously, Mr. Sebastian was an executive at McCain Foods and a management consultant at Booz, Allen & Hamilton. He also previously served as the chairman of Maxi Canada, as a director of Gladson and as a director of Teepak. Mr. Sebastian was the managing director of the Lundquist Center for Entrepreneurship at Charles H. Lundquist College of Business, University of Oregon. He has served as the president of the CEIBA Foundation, a non-profit charter school since 2015. Mr. Sebastian holds an M.B.A. from the Harvard Business School and a B.B.A. with high honors from the University of Texas at Austin. Mr. Sebastian was selected as one of our Independent Directors because of his prior board and management experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Fund’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Fund. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Fund by such persons, the Fund believes that during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

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

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Audit Committee. A copy of the Audit Committee’s charter is available to stockholders on the Fund’s website. The members of our Audit Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director and meet the current independence requirements of Rule 10A-3 of the Exchange Act. Mr. Pontin serves as Chair of the Audit Committee. Our Board has determined that Mr. Pontin is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Audit Committee is responsible for assisting the Board in its oversight of the accounting and financial reporting policies and practices.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of our Board (the “Nominating and Corporate Governance Committee”) operates pursuant to a charter approved by our Board. A copy of the Nominating and Corporate Governance Committee’s charter is available to stockholders on the Fund’s website. The members of the Nominating and Corporate Governance Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director. Mr. Jordan serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations and industry best practices. Our Nominating and Corporate Governance Committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of our bylaws.

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

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of the Adviser, the Administrator or their respective affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement, as applicable. Our day-to-day investment and administrative operations will be managed by the Adviser and the Administrator. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser, the Administrator or their affiliates.

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

Compensation of Directors

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a) (19) of the 1940 Act. For fiscal year 2018, the independent directors received an annual fee of $30,000 (the fee would increase to $50,000 for any fiscal year end when the Fund had average outstanding assets of $500 million). They also received $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each meeting of the Board which lasts for four hours or more and $1,000 for attending any Board meeting which lasts for less than four hours. The Chair of our Audit Committee received an annual fee of $5,000 (the fee would increase to $7,500 for any fiscal year end when the Fund had average outstanding assets of $500 million). The Chair of our Nominating and Corporate Governance Committee received an annual fee of $1,250 (the fee would increase to $2,500 for any fiscal year end when the Fund had average outstanding assets of $500 million). Effective January 1, 2019, the Fund revised its fee structure, such that we will pay each independent director an annual retainer of $46,250 (the annual retainer will increase to $65,000 when the total assets of the Fund are equal to or greater than $250 million, calculated at quarter end, and deemed to exceed such amount when total assets are equal to or greater than $250 million for two consecutive quarter ends) beginning on January 1, 2019. In addition, the Chair of our Audit Committee will receive an annual retainer of $3,750 (the annual retainer will increase to $5000 when the total assets of the Fund are equal to or greater than $250 million, calculated as described above). We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors will have the option of having their directors’ fees paid in shares of our common stock issued at a price per share equal to the per share net asset value of our common stock.

The table below sets forth the compensation received by each director from the Fund for the fiscal year ended December 31, 2018.

Name of Director	Fees Earned or Paid in Cash($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation ($)
Interested Director
J. Brent Humphries	—	—	—	—	—	—	—
Matthew Bass	—	—	—	—	—	—	—
Independent Directors
John G. Jordan	46,250	—	—	—	—	—	46,250
Richard S. Pontin	50,339	—	—	—	—	—	50,339
Terry Sebastian	47,078	—	—	—	—	—	47,078

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2019, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 7,153,190 shares of common stock outstanding as of March 25, 2019. As of such date, there were no shares of common stock subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. The address for each listed individual is AB Private Credit Investors Corporation, 1345 Avenue of the Americas, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	0%
Matthew Bass	—	0
Executive Officer	—	0
Wesley Raper	—	0
Independent Directors		0
John G. Jordan	—	0
Richard S Pontin	—	0
Terry Sebastian	—	0
All Directors and Executive Officers as a Group	—	0

Owners of 5% or more of our common stock AB Private Credit Investors Corporation		0%

*	Less than 1.0%

Item 13.	Certain Relationships and Related Transactions

Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons, Policies and Procedures for Managing Conflicts; Co-investment Opportunities

Certain members of the Adviser’s senior investment team and Investment Committee serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the Adviser or AB with similar investment objectives. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. See “Risk Factors —Risks Related to Our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.” As a result, members of the Adviser’s senior investment team, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by the Adviser with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by the Adviser’s senior investment team, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates and consistent with the Order described below. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us. The Adviser believes that this allocation system is fair and equitable, and consistent with its fiduciary duty to us. In particular, we have disclosed to investors how allocation determinations are made among any investment vehicles managed by the Adviser.

We may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations, as well as the exemptive order that we and our affiliates received from the SEC on August 6, 2018, which expends relief previously granted to us on October 11, 2016, and which we refer to as the “Order.” Absent the Order, our ability to con-invest would have been more limited. The Order expands our ability to co-invest in portfolio companies with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

Advisory Agreement

We entered into the Advisory Agreement with the Adviser on July 5, 2017, pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. For the year ended December 31, 2018, the Fund incurred a management fee of $957,992, of which $127,862 was voluntarily waived by the Adviser. For the year ended December 31, 2018, the Fund incurred an income-based incentive fee of $232,164, of which $32,302 was voluntarily waived by the Adviser. There was $0 in capital gains incentive fees paid to the Adviser as of December 31, 2018. For the year ended December 31, 2017, the Fund incurred a management fee of $23,745, of which $23,745 was voluntarily waived by the Adviser. No income-based or capital gains incentive fees were incurred, or were payable, as of, and for the year ended December 31, 2017. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for our portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause us to make more speculative investments that we would otherwise make in the absence of such fee structure.

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

Administration Agreement and Expense Reimbursement Agreement

Pursuant to the Administration Agreement, the Administrator is responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Expense Reimbursement Agreement, we pay the Adviser an amount equal to our allocable portion (subject to the review of our Board) of the Adviser’s overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. See “Business — Administration Agreement” and “Risk Factors — Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.”

Expense Support and Conditional Reimbursement Agreement

On September 29, 2017, the Fund and the Adviser entered into an agreement, which we refer to as the “Expense Support and Conditional Reimbursement Agreement,” to limit certain of the Fund’s Operating Expenses, as defined in the Expense Support and Conditional Reimbursement Agreement, to no more than 1.5% of the Fund’s average quarterly gross assets. To achieve this percentage limitation, the Adviser has agreed to reimburse the Fund for certain Operating Expenses on a quarterly basis, any such payment by the Adviser we refer to as an “Expense Payment,” and the Fund has agreed to later repay such amounts, any such payment by the Fund we refer to as a “Reimbursement Payment,” pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement

As of December 31, 2018, the amount of Expense Payments provided by the Adviser since inception was $4,336,826. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2018, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	6.762%	December 31, 2021	1.0%

Total	$4,336,826

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

Transfer Agency Agreement

On September 26, 2017, the Fund and AllianceBernstein Investor Services, Inc., which we refer to as “ABIS,” an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

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

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP for professional services performed for the Fund’s fiscal years ended December 31, 2018 and 2017:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees	$245,000	$80,000
Audit Related Fees	—	—
Tax Fees	30,000	15,000
All Other Fees	—	—

Total Fees	$275,000	$95,000

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual consolidated financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly consolidated financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2018 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Committee has reviewed the audited consolidated financial statements and met and held discussions with management regarding the audited consolidated financial statements, and the Audit Committee recommended the inclusion of the consolidated financial statements in this Annual Report on Form 10-K. Management has represented to the Audit Committee that the Fund’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board and has discussed with the auditors the auditors’ independence.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

(a) Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).

3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).

3.3	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).

3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).

10.1	Revolving Credit Agreement, dated November 15, 2017, by and between the Fund, as Borrower, and HSBC Bank USA, National Association, as the Administrative Agent and Lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 20, 2017), as amended by that certain First Amendment and Waiver to Revolving Credit Agreement, dated as of November 14, 2018 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 20, 2018) and that certain Second Amendment and Waiver to the Revolving Credit Agreement, dated as of December 19, 2018 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on December 20, 2018).

10.2	Credit Agreement among ABPCIC Funding I LLC, as the borrower, the senior lenders referred to therein, Barclays Bank PLC, New York Branch as facility agent and U.S. Bank National Association, as collateral agent, collateral administrator and custodian, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).

10.3	Account Control Agreement, dated as of January 30, 2019, by and among ABPCIC Funding I LLC, U.S. Bank National Association, as the collateral agent and secured party, and U.S. Bank National Association, as the custodian and securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).

10.4	Collateral Management Agreement, between ABPCIC Funding I LLC and the Adviser, as collateral manager, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).

10.5	Collateral Administration Agreement, among ABPCIC Funding I LLC, the Adviser, as collateral manager and U.S. National Bank Association, as collateral administrator, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).

10.6	Master Loan Sale and Contribution Agreement, between the Fund, as seller, and ABPCIC Funding I LLC, as buyer, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).

10.7	Administration Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.8	Custodian Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.9	Expense Support and Conditional Reimbursement Agreement, dated September 29, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.10	Transfer Agency Agreement, dated September 26, 2017, by and between the Fund and AllianceBernstein Investor Services Inc. (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 26, 2017).

10.11	Amended and Restated Dividend Reinvestment Plan, effective as of August 6, 2018 (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K (File No. 000-55640) filed on August 7, 2018).

10.12	License Agreement, dated August 14, 2017, by and between the Adviser and the Fund (incorporated by reference to Exhibit 10.2 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).

10.13	Expense Reimbursement Agreement, dated August 14, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.4 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).

10.14	Investment Advisory Agreement, dated July 27, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).

10.15	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 16	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019		AB PRIVATE CREDIT INVESTORS CORPORATION

	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2019	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer and Director

Date: April 1, 2019	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: April 1, 2019	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: April 1, 2019	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: April 1, 2019	By:	/s/ John G. Jordan
John G. Jordan
Director

Date: April 1, 2019	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

AB Private Credit Investors Corporation

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of AB Private Credit Investors Corporation and its subsidiary (the “Fund”) as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the administrative agents. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 1, 2019

We have served as the Fund’s auditor since 2016.

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of December 31, 2018	As of December 31, 2017
Assets
Investments, at fair value (amortized cost of $138,512,243 and $23,877,276, respectively)	$137,803,133	$23,873,030
Cash	2,510,208	17,139,858
Receivable for fund shares sold	12,566,810	6,457,252
Interest receivable	808,707	69,773
Deferred financing costs	172,580	238,984
Prepaid expenses	102,390	102,390
Receivable from Adviser	—	2,210
Deferred offering costs	—	156,089

Total assets	$153,963,828	$48,039,586

Liabilities
Credit facility payable	$88,200,000	$23,500,000
Management fees payable	830,130	—
Professional fees payable	491,910	158,954
Distribution payable	403,999	—
Interest and credit facility expense payable	247,376	20,434
Administrator and custodian fees payable	215,678	28,692
Incentive fee payable	199,862	—
Payable to Adviser	90,446	—
Transfer agent fees payable	10,717	—
Excise tax payable	—	2,336
Directors’ fees payable	—	187
Accrued organization and offering costs	—	90,308
Accrued expenses and other liabilities	—	6,292

Total liabilities	$90,690,118	$23,807,203

Commitments and Contingencies (Note 7)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 6,383,672 and 2,417,371 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	63,837	24,174
Paid-in capital in excess of par value	63,838,147	24,152,786
Distributable earnings (accumulated loss)	(628,274)	55,423

Total net assets	$63,273,710	$24,232,383

Total liabilities and net assets	$153,963,828	$48,039,586

Net asset value per share	$9.91	$10.02

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Operations

	For the Year Ended December 31,
	2018	2017
Investment Income:
Interest income, net of amortization/accretion	$5,516,602	$135,460
Payment-in-kind interest	19,444	—
Other fee income	191,375	1,473

Total investment income	5,727,421	136,933

Expenses:
Professional fees	2,041,495	775,330
Interest and credit facility expenses	1,749,302	63,591
Management fees	957,992	23,745
Insurance expenses	247,500	145,110
Income-based incentive fee	232,164	—
Administration and custodian fees	186,986	28,692
Offering costs	156,089	53,369
Directors’ fees	149,416	179,063
Transfer agent fees	4,424	—
Organization expenses	—	817,503
Other expenses	195,544	54,222

Total expenses	5,920,912	2,140,625
Expense reimbursement from Adviser	(2,307,281)	(2,029,545)
Waived management fees	(127,862)	(23,745)
Waived incentive fees	(32,302)	—

Net expenses	3,453,467	87,335

Net investment income before taxes	2,273,954	49,598

Excise tax expense	3	2,336

Net investment income	2,273,951	47,262

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	9,514	—
Net change in unrealized appreciation (depreciation) from investments	(704,864)	(4,246)

Net realized and change in unrealized gains (losses)	(695,350)	(4,246)

Net increase in net assets resulting from operations	$1,578,601	$43,016

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.61	$0.04
Earnings per share (basic and diluted):	$0.42	$0.04
Weighted average shares outstanding:	3,718,757	1,221,797

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Year Ended December 31, 2018	Year Ended December 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,273,951	$47,262
Net realized gain on investments	9,514	—
Net change in unrealized appreciation (depreciation) on investments	(704,864)	(4,246)

Net increase in net assets resulting from operations	1,578,601	43,016

Distributions to shareholders	(2,296,224)	—

Capital transactions:
Issuance of common stock (3,844,860 and 2,419,761 shares, respectively)	38,547,401	24,213,267
Issuance of common shares pursuant to distribution reinvestment plan (128,226 and 0 shares, respectively)	1,279,671	—
Repurchase of common stock (6,785 and 2,490 shares, respectively)	(68,122)	(24,900)

Net increase in net assets resulting from capital transactions	39,758,950	24,188,367

Total increase in net assets	39,041,327	24,231,383
Net assets at beginning of year	24,232,383	1,000

Net assets at end of year	$63,273,710	$24,232,383

Distributions declared per share:	$0.55	$—

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,578,601	$43,016
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(130,155,795)	(23,873,030)
Payment-in-kind investments	(19,444)	—
Proceeds from sales of investments and principal repayments	15,812,066	—
Net realized (gain) loss on investments	(9,514)	—
Net change in unrealized (appreciation) depreciation on investments	704,864	4,246
Amortization of premium and accretion of discount, net	(262,280)	(4,246)
Amortization of deferred financing costs	443,423	29,918
Amortization of deferred offering costs	156,089	53,369
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(738,934)	(69,773)
(Increase) decrease in receivable from Adviser	2,210	(2,210)
(Increase) decrease in deferred organization and offering costs	—	(209,458)
(Increase) decrease in prepaid expenses	—	(102,390)
Increase (decrease) in management fees payable	830,130	—
Increase (decrease) in due to Investment Adviser	90,446	—
Increase (decrease) in administrator and custodian fees payable	186,986	28,692
Increase (decrease) in professional fees payable	332,956	158,954
Increase (decrease) in excise tax payable	(2,336)	2,336
Increase (decrease) in incentive fees payable	199,862	—
Increase (decrease) in directors’ fees payable	(187)	187
Increase (decrease) in transfer agent fees payable	10,717	—
Increase (decrease) in interest and credit facility expense payable	226,942	20,434
Increase (decrease) in accrued organization and offering costs	(90,308)	90,308
Increase (decrease) in accrued expenses and other liabilities	(6,292)	6,292

Net cash provided by (used for) operating activities	(110,709,798)	(23,823,355)

Cash flows from financing activities
Issuance of common stock	32,437,843	17,756,015
Repurchase of common stock	(68,122)	(24,900)
Distributions paid	(612,554)	—
Financing costs paid	(377,019)	(268,902)
Borrowings on debt	142,400,000	36,900,000
Repayments of debt	(77,700,000)	(13,400,000)

Net cash provided by (used for) financing activities	96,080,148	40,962,213

Net increase (decrease) in cash	(14,629,650)	17,138,858
Cash, beginning of period	17,139,858	1,000

Cash, end of period	$2,510,208	$17,139,858

Supplemental and non-cash financing activities
Cash paid during the period for interest	$995,451	$13,239
Paid-in-kind interest income	$19,444	$—
Issuance of common shares pursuant to distribution reinvestment plan	$1,279,671	$—
Excise taxes paid	$2,339	$—

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2018

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —217.79% + * # ^
U.S. Corporate Debt —215.36%
1st Lien/Senior Secured Debt —213.46%
Pivotal Payments Direct Corp.	Business Services	Initial Canadian Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	$1,004,630	$994,863	$994,584
Pivotal Payments, Inc.	Business Services	Initial U.S. Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	672,556	666,017	665,830
Pivotal Payments, Inc.(1)	Business Services	Delayed Draw Term Loan	7.01% (L + 4.50%; 1.00% Floor)	09/28/2025	302,582	297,860	297,725
Single Digits, Inc.	Business Services	Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	3,329,180	3,295,889	3,295,889
Single Digits, Inc.(1) (2)	Business Services	Revolver	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(4,161)	(4,161)
Single Digits, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(10,404)	(10,404)
Smile Brands, Inc.	Business Services	Term Loan	7.13% (L + 4.50%)	10/12/2024	1,656,250	1,640,203	1,639,688
Smile Brands, Inc.(1)	Business Services	Revolver	9.00% (P + 3.50%)	10/12/2023	42,468	40,015	39,920
Smile Brands, Inc.(1)	Business Services	Delayed Draw Term Loan	7.13% (L + 4.50%)	10/12/2024	159,680	153,543	153,309
Trade Supplies Acquisition, LLC	Business Services	Term Loan	7.01% (L + 4.50%; 1.00% Floor)	11/21/2023	6,301,503	6,208,200	6,206,980
Trade Supplies Acquisition, LLC(1)	Business Services	Revolver	9.00% (P + 3.50%; 1.00% Floor)	11/21/2023	119,748	111,113	110,914
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Term Loan	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	2,238,572	2,206,783	2,185,319
InSite Wireless Group, LLC(1) (2)	Communications & IT Infrastructure	Revolver	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	—	(2,490)	(2,958)
Maintech, Incorporated(3)	Communications & IT Infrastructure	Term Loan	9.80% (L + 7.00%; 1.00% Floor)	12/28/2022	2,887,500	2,845,887	2,844,187
Maintech, Incorporated(1) (3) (4)	Communications & IT Infrastructure	Revolver	11.50% (P + 6.00%; 1.00% Floor)	12/28/2022	214,500	211,071	210,375
Captain D’s, Inc.	Consumer Non-Cyclical	Term Loan	7.30% (L + 4.50%; 1.00% Floor)	12/15/2023	2,057,194	2,039,173	2,036,622
Captain D’s, Inc.(1) (5)	Consumer Non-Cyclical	Revolver	9.00% (P + 3.50%; 1.00% Floor)	12/15/2023	82,573	80,898	80,622
GPS Hospitality Holding Company LLC	Consumer Non-Cyclical	Term Loan B	6.99% (L + 4.25%)	12/06/2025	2,453,856	2,417,343	2,417,048
Lucky Bucks, LLC	Consumer Non-Cyclical	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	04/09/2023	1,078,856	1,060,428	1,059,976
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.86% (L + 7.00%; 1.00% Floor)	04/09/2023	551,452	532,621	532,061
Tropical Smoothie Café, LLC	Consumer Non-Cyclical	Term Loan	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	1,350,089	1,337,204	1,336,588
Tropical Smoothie Café, LLC(1)	Consumer Non-Cyclical	Revolver	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,285	37,224
AEG Holding Company, Inc.	Education	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	6,168,559	6,064,136	6,045,188
AEG Holding Company, Inc.(1)	Education	Revolver	8.52% (L + 6.00%; 1.00% Floor)	11/20/2023	595,996	582,236	579,742
AEG Holding Company, Inc.(1) (2)	Education	Delayed Draw Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(17,771)	(21,673)
BCP Raptor II, LLC(6)	Energy	Term Loan	7.37% (L + 4.75%)	11/03/2025	5,740,914	5,712,752	5,303,169
Brazos Delaware II, LLC(6)	Energy	Term Loan B	6.50% (L + 4.00%)	05/21/2025	4,086,228	3,957,985	3,738,898
American Physician Partners LLC	Healthcare & HCIT	Term Loan A	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	3,113,453	3,068,540	3,066,751
American Physician Partners LLC(1)	Healthcare & HCIT	Revolver	9.29% (L + 6.25%; 1.00% Floor)	12/21/2021	241,459	232,964	232,626
American Physician Partners LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	446,243	393,462	391,355
Analogic Corporation	Healthcare & HCIT	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	06/22/2024	3,005,511	2,949,568	2,945,401
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	8.52% (L + 6.00%; 1.00% Floor)	06/22/2023	—	(5,246)	(5,739)
GHA Buyer, Inc.	Healthcare & HCIT	Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	2,025,133	1,985,938	1,984,631
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(3,895)	(4,050)
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(5,966)	(13,501)
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	1,864,326	1,831,047	1,827,039
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(8,226)	(9,368)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	2,763,699	2,681,310	2,670,014
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	3,169,048	3,108,282	3,105,667
Platinum Dermatology Partners, LLC(1) (2)	Healthcare & HCIT	Revolver	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	—	(8,024)	(9,972)
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	9.11% (L + 6.25%; 1.00% Floor)	01/03/2023	1,979,408	1,946,432	1,939,820
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	9.13% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,392,746	1,386,084
Qualifacts Corporation	Healthcare & HCIT	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	2,820,000	2,773,525	2,805,900
Qualifacts Corporation(1) (2)	Healthcare & HCIT	Revolver	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(4,756)	(1,500)
Theranest, LLC	Healthcare & HCIT	Term Loan	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	3,000,000	2,944,416	2,940,000

See Notes to Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Theranest, LLC(1) (2)	Healthcare & HCIT	Revolver	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	$—	$(7,832)	$(8,571)
Theranest, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.00%; 1.00% Floor)	07/23/2023	214,286	173,176	169,286
Avetta, LLC	Software & Services	Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	3,320,490	3,260,667	3,287,285
Avetta, LLC(1) (2)	Software & Services	Revolver	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(8,475)	(4,944)
Avetta, LLC(1) (2)	Software & Services	Delayed Draw Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(13,634)	(12,360)
Businesssolver.com, Inc.	Software & Services	Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,541,806	2,536,471
Businesssolver.com, Inc.(1)	Software & Services	Revolver	12.00% (P + 6.50%; 1.00% Floor)	05/15/2023	129,412	123,756	122,941
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	97,059	93,663	89,294
Caliper Software, Inc.	Software & Services	Term Loan	8.02% (L + 5.50%)	11/30/2025	3,891,026	3,832,660	3,832,660
Caliper Software, Inc.(1)	Software & Services	Revolver	8.02% (L + 5.50%)	11/30/2023	14,823	10,376	10,376
Drilling Info Holdings, Inc.(6)	Software & Services	Term Loan	6.77% (L + 4.25%)	07/30/2025	3,059,098	3,044,509	3,039,979
Drilling Info Holdings, Inc.(1) (2) (6)	Software & Services	Delayed Draw Term Loan	6.77% (L + 4.25%)	07/30/2025	—	(1,103)	(1,461)
E2open LLC	Software & Services	Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	4,150,293	4,088,890	4,088,039
E2open LLC(1) (2)	Software & Services	Revolver	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	—	(4,595)	(4,670)
E2open LLC(1)	Software & Services	Delayed Draw Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	93,382	86,567	80,931
Engage2Excel, Inc.	Software & Services	Term Loan	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	3,000,421	2,945,737	2,940,413
Engage2Excel, Inc.(1)	Software & Services	Revolver	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	106,790	99,884	99,252
Exterro, Inc.	Software & Services	Initial Term Loan	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	2,955,150	2,903,587	2,896,047
Exterro, Inc.(1) (2)	Software & Services	Revolver	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(5,651)	(6,600)
Finalsite Holdings, Inc.	Software & Services	Term Loan	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	3,366,784	3,309,983	3,307,865
Finalsite Holdings, Inc.(1) (2)	Software & Services	Revolver	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(4,234)	(4,430)
Genesis Acquisition Co.	Software & Services	Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	1,376,466	1,350,527	1,348,936
Genesis Acquisition Co.(1) (2)	Software & Services	Revolver	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,772)	(4,048)
Genesis Acquisition Co.(1) (2)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,399)	(3,645)
Ministry Brands, LLC	Software & Services	1st Lien Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	3,176,249	3,162,463	3,160,367
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	448,683	442,681	441,704
Perforce Intermediate Holdings, LLC	Software & Services	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	12/27/2024	3,835,253	3,758,340	3,796,900
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	Revolver	6.77% (L + 4.25%; 1.00% Floor)	12/28/2022	—	(10,987)	(5,915)
Selligent, Inc.	Software & Services	Term Loan	8.09% (L + 5.50%; 1.00% Floor)	11/05/2024	1,926,332	1,898,180	1,897,437
Selligent, Inc.(1) (2)	Software & Services	Revolver	8.09% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,917)	(3,010)
Sugarcrm, Inc.	Software & Services	Term Loan	9.27% (L + 6.75%; 1.00% Floor)	07/31/2024	3,235,401	3,181,827	3,178,782
Sugarcrm, Inc.(1)	Software & Services	Revolver	9.43% (L + 6.75%; 1.00% Floor)	07/31/2024	77,561	72,502	72,132
Swiftpage, Inc.	Software & Services	Term Loan	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	2,522,137	2,476,347	2,471,694
Swiftpage, Inc.	Software & Services	Term Loan A	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	232,118	227,512	227,475
Swiftpage, Inc.(1) (2)	Software & Services	Revolver	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(4,019)	(4,506)
TRGRP Acquisition Corp.	Software & Services	Term Loan	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,686,111	4,595,436	4,592,389
TRGRP Acquisition Corp.(1) (2)	Software & Services	Revolver	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(6,447)	(6,667)
Velocity Purchaser Corporation	Software & Services	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	2,931,594	2,883,855	2,872,962
Velocity Purchaser Corporation	Software & Services	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	12/01/2022	728,749	714,791	714,174
Velocity Purchaser Corporation(1) (2)	Software & Services	Revolver	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(3,174)	(3,865)
Veriforce Holdings, LLC	Software & Services	Term Loan	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	3,082,612	3,032,743	3,028,666
Veriforce Holdings, LLC(1) (2)	Software & Services	Revolver	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	—	(4,556)	(4,929)
Watermark Insights, LLC	Software & Services	Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	2,639,230	2,614,903	2,612,837
Watermark Insights, LLC	Software & Services	Delayed Draw Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	331,198	328,821	327,886
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	2,592,288	2,540,918	2,540,442
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	1,270,729	1,245,548	1,245,315
Dillon Logistics, Inc.	Transport & Logistics	Term Loan C	9.80% (L + 7.00%; 1.00% Floor)	12/31/2020	304,975	299,032	298,876
Dillon Logistics, Inc.(1)	Transport & Logistics	Revolver	9.65% (L + 7.00%; 1.00% Floor)	12/11/2023	333,571	325,211	325,133
OSG Bulk Ships, Inc.	Transport & Logistics	Term Loan	7.78% (L + 5.00%)	12/21/2023	6,544,642	6,463,245	6,462,835

Total 1st Lien/Senior Secured Debt						135,776,144	135,061,980
2nd Lien/Junior Secured Debt —1.90%
Brave Parent Holdings, Inc.	Energy	Term Loan	10.02% (L + 7.50%)	04/17/2026	1,230,107	1,201,433	1,200,773

Total 2nd Lien/Junior Secured Debt						1,201,433	1,200,773

Total U.S. Corporate Debt						136,977,577	136,262,753

See Notes to Consolidated Financial Statements

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
U.S. Preferred Stock—1.83%
Symplr Software Intermediate Holdings, Inc.(7)	Software & Services		$1,196	$1,160,531	$1,160,531

Total U.S. Preferred Stock				1,160,531	1,160,531
U.S. Common Stock—0.60%
SSC TS Investments, LLC(7) (8)	Business Services		62,734	$62,735	$62,735
Leeds FEG Investors, LLC(7)	Education		311	$311,400	$317,114

Total U.S. Common Stock				374,135	379,849
TOTAL INVESTMENTS—217.79%(9)				$138,512,243	$137,803,133

LIABILITIES IN EXCESS OF OTHER ASSETS—(117.79%)					$(74,529,423)

NET ASSETS—100.00%					$63,273,710

+

As of December 31, 2018, qualifying assets represented 96.79% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of December 31, 2018, rates for 1M L, 2M L, 3M L and 6M L are 2.50%, 2.61%, 2.81% and 2.88%, respectively. As of December 31, 2018, the U.S. Prime rate was 5.50%.

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

(3)	D1MT Holdings LLC has been renamed to Maintech, Incorporated in 2018.
(4)	$55,000 of the funded par amount accrues interest at 9.39% (L+7.00%; 1.00% Floor).
(5)	$33,159 of the funded par amount accrues interest at 6.89% (L+4.50%; 1.00% Floor).
(6)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	Non-income producing security.
(8)	SSC TS Investments, LLC is held through ABPCIC SSC TS Holdings LLC.
(9)

Aggregate gross unrealized appreciation for federal income tax purposes is $116,400; aggregate gross unrealized depreciation for federal income tax purposes is $825,510. Net unrealized depreciation is $709,110 based upon a tax cost basis of $138,512,243.

L	- LIBOR
P	- Prime
PIK	- Payment-In-Kind

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Schedule of Investments as of December 31, 2017

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value - 98.52% + * # ^
U.S. Corporate Debt - 97.23%
1st Lien/Senior Secured Debt - 97.23%
Captain D’s, Inc.	Consumer Non-Cyclical	Term Loan	5.98% (L + 4.50%; 1.00% Floor)	12/15/2023	$2,080,568	$2,059,862	$2,059,762
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Revolver	6.01% (L + 4.50%; 1.00% Floor)	12/15/2023	106,727	104,787	104,777
AEG Holding Company, Inc.(1)	Education	Revolver	7.56% (L + 6.00%; 1.00% Floor)	11/20/2023	379,270	363,268	363,015
AEG Holding Company, Inc.	Education	Term Loan	7.59% (L + 6.00%; 1.00% Floor)	11/20/2023	6,230,868	6,108,099	6,106,251
AEG Holding Company, Inc.(1) (2)	Education	Delayed Draw Term Loan	7.59% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(21,672)	(21,672)
D1MT Holdings LLC	IT Infrastructure	Term Loan	8.69% (L + 7.00%; 1.00% Floor)	12/28/2022	3,025,000	2,979,625	2,979,625
D1MT Holdings LLC(1)	IT Infrastructure	Revolver	8.69% (L + 7.00%; 1.00% Floor)	12/28/2022	55,000	50,875	50,875
BeyondTrust Software, Inc.	Software & Services	Term Loan	7.89% (L + 6.25%; 1.00% Floor)	11/21/2023	3,250,888	3,202,826	3,202,124
Perforce Intermediate Holdings, LLC	Software & Services	Term Loan	5.81% (L + 4.25%; 1.00% Floor)	12/28/2024	2,914,286	2,834,143	2,834,143
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	Revolver	5.81% (L + 4.25%; 1.00% Floor)	12/28/2022	—	(13,357)	(13,357)
Qualifacts Corporation(1) (2)	Software & Services	Revolver	8.55% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(6,000)	(6,000)
Qualifacts Corporation	Software & Services	Term Loan	8.55% (L + 7.00%; 1.00% Floor)	12/12/2022	3,000,000	2,940,482	2,940,000
Velocity Purchaser Corporation	Software & Services	Term Loan	7.37% (L + 6.00%; 1.00% Floor)	12/01/2022	3,006,763	2,947,429	2,946,628
Velocity Purchaser Corporation(1)	Software & Services	Revolver	7.57% (L + 6.00%; 1.00% Floor)	12/01/2022	19,324	15,509	15,459

Total 1st Lien/Senior Secured Debt						23,565,876	23,561,630

Total U.S. Corporate Debt						23,565,876	23,561,630

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
U.S. Common Stock - 1.29%
Leeds FEG Investors, LLC(3)	Education		311	$311,400	$311,400

Total U.S. Common Stock				311,400	311,400
TOTAL INVESTMENTS - 98.52%(4)				$23,877,276	$23,873,030

OTHER ASSETS IN EXCESS OF LIABILITIES - 1.48%					$359,353

NET ASSETS - 100.00%					$24,232,383

+

As of December 31, 2017, qualifying assets represented 100% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

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

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Notes to Consolidated Financial Statements

December 31, 2018

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At December 31, 2018, the Fund had total Capital Commitments of $308,504,110, of which 79% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

In 2018, the Adviser established ABPCIC SSC TS Holdings LLC (the “Blocker”), through which the Fund made an investment. The Blocker is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

There were no operating activities from February 6, 2015 to November 15, 2017. As described above, the Fund completed its Initial Closing on September 29, 2017, and commenced operations on November 15, 2017. The Fund’s fiscal year ends on December 31.

2. Significant Accounting Policies

The Fund is an investment company under accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. The Fund has prepared the consolidated financial statements and related financial information pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.

The functional currency of the Fund is U.S. dollars and these consolidated financial statements have been prepared in that currency.

The consolidated financial statements include the accounts of the Fund and its wholly-owned Blocker. All intercompany balances and transactions have been eliminated.

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

Credit Facility Related Costs, Expenses and Deferred Financing Costs

Interest expense and unused commitment fees on the Credit Facility (as defined below) are recorded on an accrual basis. Unused commitment fees are included in interest and credit facility expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and credit facility expenses in the consolidated statements of operations.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Fund chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2018, the Fund accrued excise taxes of $3. For the year ended December 31, 2017, the Fund accrued excise taxes of $2,336. As of December 31, 2018, and December 31, 2017, $0 and $2,336, respectively, of accrued excise taxes remained payable.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates and such differences could be material.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued an Accounting Standards Update, ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies and adds disclosures to Topic 820. The amendments in ASU 2018-13 apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Management has elected to early adopt ASU 2018-13. Except for some modified disclosure related to fair value investments and clarity in respect to uncertainty in measurement of certain investments as of the reporting date, early adoption of this ASU did not have a material impact on the disclosure and presentation of the consolidated financial statements of the Fund.

3. Related Party Transactions

Advisory Agreement

On July 5, 2017, the Board approved the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated. For the year ended December 31, 2018, the Fund incurred a management fee of $957,992, of which $127,862 was voluntarily waived by the Adviser. For the year ended December 31, 2017, the Fund incurred a management fee of $23,745, of which $23,745 was voluntarily waived by the Adviser. As of December 31, 2018, and December 31, 2017, $830,130 and $0, respectively, remained payable.

The Fund will also pay the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income”) for the quarter, as further described below. Pre-incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we have entered into with State Street Bank and Trust (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under GAAP). Pre-incentive Fee Net Investment Income also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received.

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

For the year ended December 31, 2018, the Fund incurred income – based incentive fees of $232,164, of which $32,302, was voluntarily waived by the Adviser. As of December 31, 2018, $199,862 remained payable.

No incentive fees were incurred or were payable as of and for the year ended December 31, 2017.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of and for the years ended December 31, 2018 and December 31, 2017.

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

Any Expense Payment by the Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement will be subject to repayment by the Fund on a quarterly basis within the three years following the fiscal quarter of the Fund in which the Operating Expenses were paid or absorbed, if the total Operating Expenses for the current quarter, including Reimbursement Payments, expressed as a percentage of the Fund’s average gross assets during such quarter is less than the then-current Percentage Limit, if any, and the Percentage Limit that was in effect at the time when the Adviser reimbursed the Operating Expenses that are the subject of the repayment, subject to certain provisions of the Expense Support and Conditional Reimbursement Agreement, as described below. For purposes of the Expense Support and Conditional Reimbursement Agreement, “Operating Expenses” means the Fund’s Total Operating Expenses (as defined below), excluding base management fees, incentive fees, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses and “Total Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The calculation of average net assets will be consistent with such periodic calculations of average net assets in the Fund’s consolidated financial statements.

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

As of December 31, 2018, the amount of Expense Payments provided by the Adviser since inception is $4,336,826. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2018, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	6.762%	December 31, 2021	1.0%

Total	$4,336,826

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

For the year ended December 31, 2018, the Fund accrued $4,424 in transfer agent fees, and $10,717 remained payable.

4. Credit Facility

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of December 31, 2018, the Fund had increased the Maximum Commitment to $125 million. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2018, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

The Credit Facility will mature on November 13, 2019, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 13, 2019; and (v) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 13, 2019.

The Fund’s outstanding debt as of December 31, 2018 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Credit Agreement	$125,000,000	$88,200,000	$36,800,000	$88,200,000

Total	$125,000,000	$88,200,000	$36,800,000	$88,200,000

The Fund’s outstanding debt as of December 31, 2017 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Credit Agreement	$30,000,000	$23,500,000	$6,500,000	$23,500,000

Total	$30,000,000	$23,500,000	$6,500,000	$23,500,000

For the year ended December 31, 2018, the Fund incurred $1,222,642 interest expense on the facilities which is included in interest and credit facility expenses in the consolidated statements of operations, of which $239,297 was payable at December 31, 2018. For the year ended December 31, 2017, the Fund incurred $21,941 interest expense on the facilities which is included in interest and credit facility expenses in the consolidated statements of operations, of which $12,106 was payable at December 31, 2017.

For the year ended December 31, 2018, the Fund paid $377,019 of deferred financing costs on the facilities, of which $172,580 remains to be amortized, and is reflected on the consolidated statements of assets and liabilities. For the year ended December 31, 2017, the Fund paid $268,902 of deferred financing costs on the facilities, of which $238,984 remained to be amortized, and is reflected on the consolidated statements of assets and liabilities.

For the year ended December 31, 2018, the Fund amortized $443,423 of deferred financing costs, which is included in interest and credit facility expenses in the consolidated statements of operations. For the year ended December 31, 2017, the Fund amortized $29,918 of deferred financing costs, which is included in interest and credit facility expenses in the consolidated statements of operations.

For the year ended December 31, 2018, the Fund also incurred $83,237 of commitment fees on the facilities which is included in interest and credit facility expenses in the consolidated statements of operations, of which $8,079 was payable at December 31, 2018. For the year ended December 31, 2017, the Fund also incurred $11,732 of commitment fees on the facilities which is included in interest and credit facility expenses in the consolidated statements of operations, of which $8,328 was payable at December 31, 2017.

For the years ended December 31, 2018 and December 31, 2017, the average outstanding balance and weighted average interest rate for the Credit Agreement was $28,667,123 and 4.26%, and $4,325,532 and 3.94%, respectively.

5. Fair Value Measurement

In accordance with ASC 820, fair value is defined as the price that the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

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

The three-tier hierarchy of inputs is summarized below:

•	Level 1 – Quoted prices in active markets for identical investments.

•	Level 2 – Other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments at the reporting date).

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

The following table summarizes the valuation of the Fund’s investments as of December 31, 2018:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,080,585	$122,981,395	$135,061,980
2nd Lien/Junior Secured Debt	—	—	1,200,773	1,200,773
Preferred Stock	—	—	1,160,531	1,160,531
Common Stock	—	—	379,849	379,849

Total assets	$—	$12,080,585	$125,722,548	$137,803,133

*	See schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2017:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$23,561,630	$23,561,630
Common Stock	—	—	311,400	311,400

Total assets	$—	$—	$23,873,030	$23,873,030

*	See schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Common Stock	Preferred Stock	Total
Balance as of January 1, 2018	$23,561,630	$—	$311,400	$—	$23,873,030
Purchases (including PIK)	115,019,854	1,200,773	62,735	1,160,531	117,443,893
Sales and principal payments	(15,791,044)	—	—	—	(15,791,044)
Realized Gain (Loss)	8,664	—	—	—	8,664
Net Amortization of Premium/Discount	258,651	660	—	—	259,311
Transfers In	—	—	—	—	—
Transfers Out	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(76,360)	(660)	5,714	—	(71,306)

Balance as of December 31, 2018	$122,981,395	$1,200,773	$379,849	$1,160,531	$125,722,548

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(77,132)	$(660)	$5,714	$—	$(72,078)

For the year ended December 31, 2018, there were no transfers to or from Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2017:

	1st Lien/Senior Secured Debt	Common Stock	Total
Balance as of January 1, 2017	$—	$—	$—
Purchases	23,561,630	311,400	23,873,030
Sales and principal payments	0	—	0
Realized Gain (Loss)	—	—	—
Net Amortization of Premium/Discount	4,246	—	4,246
Transfers In	—	—	—
Transfers Out	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(4,246)	—	(4,246)

Balance as of December 31, 2017	$23,561,630	$311,400	$23,873,030

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(4,246)	$—	$(4,246)

For the year ended December 31, 2017, there were no transfers to or from Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2018 and December 31, 2017, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31. 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$59,170,282	Market Yield Analysis	Market Yield	6.0% - 15.5% (9.2%)	Decrease
	63,811,113	Recent Purchase	Purchase Price	N/A	N/A
2ndLien/Junior Secured Debt	1,200,773	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	317,114	Market Approach	EBITDA Multiple	12.5x	Increase
	62,735	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	1,160,531	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$125,722,548

(1) Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31. 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$23,561,630	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	311,400	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$23,873,030

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

For the year ended December 31, 2018, total organization expenses incurred amounted to $0. For the year ended December 31, 2017, total organization expenses incurred amounted to $817,503. Offering expenses, which are being deferred, totaled $209,458, are amortized on a straight-line basis over a one-year period starting from September 29, 2017. As of December 31, 2018, all offering costs have been amortized.

7. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of December 31, 2018, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of December 31, 2018:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$3,212,948	$(48,194)
American Physician Partners LLC	Revolver	12/21/2021	$347,466	$(5,212)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$291,176	$(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	$194,118	$(3,882)

Caliper Software, Inc.	Revolver	11/30/2023	$281,636	$(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	$112,481	$(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	$225,550	$(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$233,718	$(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	$736,677	$(11,050)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	$270,115	$(5,402)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	$197,231	$(2,958)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$556,562	$(9,740)
Maintech, Incorporated	Revolver	12/28/2022	$60,500	$(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$947,111	$(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$591,549	$(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,536	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	$183,152	$(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,340	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$212,340	$(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	$232,683	$(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,713	$(41,786)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$281,646	$(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

The Fund had the following unfunded commitments by investment types as of December 31, 2017:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,672)
AEG Holding Company, Inc.	Revolver	11/20/2023	$433,452	$(8,669)
Captain D’s, Inc.	Revolver	12/15/2023	$88,326	$(883)
D1MT Holdings LLC	Revolver	12/28/2022	$220,000	$(3,300)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$485,714	$(13,357)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(6,000)
Velocity Purchaser Corporation	Revolver	12/01/2022	$173,913	$(3,478)

Total 1st Lien/Senior Secured Debt			$2,785,034	$(57,359)

Total			$2,785,034	$(57,359)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)

A negative fair value was reflected as investments, at fair value in the consolidated statements of assets and liabilities. The negative fair value is the result of the capitalized discount on the loan.

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At December 31, 2018 the Fund had total Capital Commitments of $308,504,110, of which 79% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2018 and December 31, 2017:

	For the year ended December 31, 2018		For the year ended December 31, 2017(1)
Quarter Ended	Shares	Amount	Shares	Amount
March 31	599,421	$6,066,799	0	$0
June 30	399,596	$4,001,001	2,400	$24,000
September 30	1,577,979	$15,912,791	0	$0
December 31	1,267,864	$12,566,810	2,417,361	$24,189,267

Total capital drawdowns	3,844,860	$38,547,401	2,419,761	$24,213,267

(1)	The Fund commenced operations on November 15, 2017.

Distributions

The following table reflects the distributions declared on shares of the Fund’s common stock during the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
6/26/2018	06/28/2018	07/25/2018	$0.25	$759,327
09/14/2018	09/27/2018	10/30/2018	$0.12	$625,565
12/27/2018	12/27/2018	01/29/2019	$0.18	$911,332

				$2,296,224

There were no distributions declared on shares of the Fund’s common stock during the year ended December 31, 2017.

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

The following table summarizes shares distributed pursuant to the DRIP during the year ended December 31, 2018 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
6/26/2018	06/28/2018	06/29/2018	42,390	$424,430
09/14/2018	09/27/2018	09/28/2018	34,652	$347,908
12/27/2018	12/27/2018	12/31/2018	51,184	$507,333

			$128,226	$1,279,671

There were no shares distributed pursuant to the DRIP during the year ended December 31, 2017 to stockholders who had opted into the DRIP.

Share Repurchase Plan

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). On September 26, 2018, the Fund’s stockholders approved the reduction of the asset coverage ratio applicable to the Fund from 200% to 150%. Pursuant to the SBCAA, on November 27, 2018, the Fund extended to its stockholders as of such date the opportunity to sell the shares held by that stockholder as of such date, with 25% of those shares to be repurchased in each of the four calendar quarters following the calendar quarter in which the approval was obtained. The first tender offer period began on November 27, 2018 and expired on December 27, 2018.

The following table summarizes shares repurchased during the year ended December 31, 2018:

Payment Date	Shares	Dollar Amount
12/28/2018	6,785	$68,122

9. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2018 and December 31, 2017:

	For the year ended December 31,
	2018	2017*
Net increase (decrease) in net assets from operations	$1,578,601	$43,016
Weighted average common shares outstanding	3,718,757	1,221,797
Earnings per common share-basic and diluted	$0.42	$0.04

*	The Fund completed its Initial Closing and commenced operations on November 15, 2017.

10. Tax Information

The tax character of distributions during the years ended December 31, 2018 and December 31, 2017 was as follows:

	December 31, 2018	December 31, 2017
Distributions paid from:
Ordinary Income	$2,296,224	$—
Net Long-Term Capital Gains	$—	$—

Total Taxable Distributions	$2,296,224	$—

As of December 31, 2018, and December 31, 2017 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2018	December 31, 2017
Undistributed Ordinary Income - net	$48,384	$59,669
Undistributed Long-Term Capital Gains	$1,311	$—

Total Undistributed Earnings	$49,695	$59,669

Capital Loss Carryforward	$—	$—
		$—
Unrealized Earnings (Losses) - net	$(677,969)	$(4,246)

Total Accumulated Earnings (Losses) - net	$(628,274)	$55,423

As of December 31, 2018, and December 31, 2017 the Fund’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2018	December 31, 2017
Tax cost	$138,481,103	$23,877,276
Gross unrealized appreciation	$116,400	$—
Gross unrealized depreciation	$(794,369)	$(4,246)

Net unrealized investment depreciation on investments	$(677,969)	$(4,246)

The difference between GAAP-basis and tax basis unrealized gains (losses) is due to amortization.

In order to present certain components of the Fund’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Fund’s accounts. These reclassifications have no impact on the NAV of the Fund’s and result primarily from the re-designation of dividends and the tax treatment of fee income.

	December 31, 2018	December 31, 2017
Paid-in capital in excess of par	$(33,926)	$(12,407)
Accumulated undistributed net investment income	$(6,255)	$12,407
Accumulated net realized gain (loss)	$40,181	$—

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

11. Financial Highlights

Below is the schedule of financial highlights of the Fund for the year ended December 31, 2018 and year ended December 31, 2017:

	For the year ended December 31, 2018	For the year ended December 31, 2017*
Per Share Data:(1)
Net asset value, beginning of period	$10.02	$10.00
Net investment income (loss)	0.61	0.04
Net realized and unrealized gains (losses) on investments	(0.17)	(0.02)

Net increase (decrease) in net assets resulting from operations	0.44	0.02

Distributions to shareholders(2)	(0.55)	0.00

Net asset value, end of period	$9.91	$10.02
Shares outstanding, end of period	6,383,672	2,417,371
Total return at net asset value before incentive fees(3)	4.73%	0.00	%(4)
Total return at net asset value after incentive fees(3)	4.42%	0.20	%(4)
Ratio/Supplemental Data:
Net assets, end of period	$63,273,710	$24,232,383
Ratio of total expenses to weighted average net assets	14.78%	20.46	%(5)
Ratio of net expenses to weighted average net assets	8.62%	0.89	%(5)
Ratio of net investment income (loss) before waiver to weighted average net assets	(0.48)%	(15.39	)%(5)
Ratio of net investment income (loss) after waiver to weighted average net assets	5.68%	4.18	%(5)
Ratio of interest and credit facility expenses to weighted average net assets	4.37%	2.35	%(5)
Ratio of incentive fees to weighted average net assets	0.58%	—%
Portfolio turnover rate	24.47%	—	%(4)
Asset coverage ratio(6)	172%	203%

*	The Fund completed its Initial Closing and commenced operations on November 15, 2017.
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(4)	Not annualized.
(5)	Annualized, except for professional fees, directors’ fees, incentive fees and organizational and offering costs.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

12. Selected Quarterly Data (Unaudited)

	Quarter Ended March 31, 2018	Quarter Ended June 30, 2018	Quarter Ended September 30, 2018	Quarter Ended December 31, 2018
Total investment income	$608,490	$998,748	$1,584,355	$2,535,828

Total expenses	864,396	1,657,993	1,493,479	1,905,044
Expense reimbursement from Adviser	(503,592)	(1,086,482)	(462,465)	(254,742)
Waived management fees	(12,453)	(24,837)	(39,913)	(50,659)
Waived incentive fees	—	—	(32,302)	—

Net expenses	348,351	546,674	958,799	1,599,643

Net investment income before taxes	260,139	452,074	625,556	936,185
Excise tax expense	3	—	—	—

Net investment income after taxes	260,136	452,074	625,556	936,185
Net realized and unrealized gains (losses)	(26,039)	(20,132)	25,402	(674,581)

Net increase in net assets resulting from operations	$234,097	$431,942	$650,958	$261,604

Net investment income per share (basic and diluted)	$0.11	$0.14	$0.15	$0.18

Earnings per share (basic and diluted)	$0.10	$0.14	$0.16	$0.05

Weighted average shares outstanding	2,424,032	3,162,502	4,168,629	5,085,673

Distributions declared per share	$—	$0.25	$0.12	$0.18

Net asset value per share	$10.12	$10.01	$10.04	$9.91

	Quarter Ended March 31, 2017	Quarter Ended June 30, 2017	Quarter Ended September 30, 2017	Quarter Ended December 31, 2017
Total investment income	$—	$—	$—	$136,933

Total expenses	—	—	1,002,147	1,138,478
Expense reimbursement from Adviser			(1,002,147)	(1,027,398)
Waived management fees	—	—	—	(23,745)

Net expenses	—	—	—	87,335

Net investment income before taxes	—	—	—	49,598
Excise tax expense	—	—	—	2,336

Net investment income after taxes	—	—	—	47,262
Net realized and unrealized gains (losses)	—	—	—	(4,246)

Net increase in net assets resulting from operations	$—	$—	$—	$43,016

Net investment income per share (basic and diluted)	$—	$—	$—	$0.04

Earnings per share (basic and diluted)	$—	$—	$—	$0.04

Weighted average shares outstanding	100	1,049	2,500	1,221,797

Net asset value per share	$10.00	$10.00	$10.00	$10.02

13. Subsequent Events

On January 31, 2019 the Fund decreased the availability of borrowings to a maximum of $50,000,000 under the existing credit agreement dated November 15, 2017 with HSBC.

On December 19, 2018, the Adviser established ABPCIC Funding I LLC, a Delaware limited liability company (the “Financing Subsidiary”). The Financing Subsidiary entered into a Credit Facility pursuant to a credit agreement dated January 30, 2019 with Barclays. The availability of borrowings under the credit agreement is subject to a maximum of $150,000,000.

On January 23, 2019, the Fund delivered a capital call notice to its investors relating to the sale of its Shares for an aggregate offering price of $7,713,853. The sale is expected to close on or around February 1, 2019, as reported in the Fund’s Current Report on Form 8-K filed on January 23, 2019.

On March 19, 2019, the Fund delivered a capital call notice to its investors relating to the sale of its Shares for an aggregate offering price of $15,425,206. The sale is expected to close on or around April 1, 2019, as reported in the Fund’s Current Report on Form 8-K filed on March 21, 2019.