Form 10-Q
period 2019-03-31
AB Private Credit Investors Corp
filed 2019-05-15
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

1345 Avenues of the Americas

New York, NY 10105

(Address of principal executive offices)

(212) 969-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—	—	—

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

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

The issuer had 8,751,728 shares of common stock, $0.01 par value per share, outstanding as of May 15, 2019.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2019

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of March 31, 2019 (Unaudited)	As of December 31, 2018
Assets
Investments, at fair value (amortized cost of $196,908,013 and $138,512,243, respectively)	$196,556,910	$137,803,133
Cash and cash equivalents	19,062,177	2,510,208
Receivable for fund shares sold	15,425,206	12,566,810
Interest receivable	1,160,956	808,707
Deferred financing costs	929,629	172,580
Receivable for investments sold	66,507	—
Prepaid expenses	41,363	102,390

Total assets	$233,242,748	$153,963,828

Liabilities
Credit facility payable	$142,000,000	$88,200,000
Management fees payable	1,382,818	830,130
Interest and credit facility expense payable	949,481	247,376
Professional fees payable	625,974	491,910
Distribution payable	475,946	403,999
Incentive fee payable	229,877	199,862
Administrator and custodian fees payable	146,239	215,678
Payable for investments purchased	136,194	—
Directors’ fees payable	34,500	—
Transfer agent fees payable	15,380	10,717
Accrued expenses and other liabilities	10,710	—
Payable to Adviser	2,865	90,446

Total liabilities	$146,009,984	$90,690,118

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 8,751,728 and 6,383,672 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	87,517	63,837
Paid-in capital in excess of par value	87,448,404	63,838,147
Distributable earnings (accumulated loss)	(303,157)	(628,274)

Total net assets	$87,232,764	$63,273,710

Total liabilities and net assets	$233,242,748	$153,963,828

Net asset value per share	$9.97	$9.91

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Unaudited Statement of Operations

	For the Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income, net of amortization/accretion	$3,400,195	$608,490
Payment-in-kind interest	28,637	—
Other fee income	—	—

Total investment income	3,428,832	608,490

Expenses:
Interest and credit facility expenses	1,409,152	149,801
Management fees	615,859	105,472
Professional fees	342,361	319,188
Income-based incentive fee	106,087	—
Administration and custodian fees	65,825	56,277
Insurance expenses	61,027	61,027
Directors’ fees	37,500	36,963
Transfer agent fees	4,662	—
Offering costs	—	51,647
Other expenses	55,914	84,021

Total expenses	2,698,387	864,396
Expense reimbursement from Adviser	(156,418)	(503,592)
Waived management fees	(63,171)	(12,453)
Waived incentive fees	(76,072)	—

Net expenses	2,402,726	348,351

Net investment income before taxes	1,026,106	260,139

Excise tax expense	—	3

Net investment income	1,026,106	260,136

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	(1,754)	—
Net change in unrealized appreciation (depreciation) from investments	358,007	(26,039)

Net realized and change in unrealized gains (losses)	356,253	(26,039)

Net increase in net assets resulting from operations	$1,382,359	$234,097

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.15	$0.11
Earnings per share (basic and diluted):	$0.20	$0.10
Weighted average shares outstanding:	6,914,873	2,424,032

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Unaudited Statements of Changes in Net Assets

Unaudited Consolidated Statements of Changes in Net Assets

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,026,106	$260,136
Net realized gain (loss) on investments	(1,754)	—
Net change in unrealized appreciation (depreciation) on investments	358,007	(26,039)

Net increase in net assets resulting from operations	1,382,359	234,097

Distributions to shareholders	(1,057,242)	—

Capital transactions:
Issuance of common stock (2,317,068 and 599,421 shares, respectively)	23,125,308	6,066,799
Issuance of common shares pursuant to distribution reinvestment plan (58,319 and 0 shares, respectively)	581,297	—
Repurchase of common stock (7,331 and 0 shares, respectively)	(72,668)	—

Net increase in net assets resulting from capital transactions	23,633,937	6,066,799

Total increase in net assets	23,959,054	6,300,896
Net assets at beginning of period	63,273,710	24,232,383

Net assets at end of period	$87,232,764	$30,533,279

Distributions declared per share:	$0.15	$—

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Unaudited Statements of Cash Flows

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,382,359	$234,097

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(60,724,441)	(11,332,082)
Payment-in-kind investments	(28,637)	—
Proceeds from sales of investments and principal repayments	2,479,560	721,656
Net realized (gain) loss on investments	1,754	—
Net change in unrealized (appreciation) depreciation on investments	(358,007)	26,039
Amortization of premium and accretion of discount, net	(124,006)	(27,727)
Amortization of deferred financing costs	142,897	67,636
Amortization of deferred offering costs	—	51,647

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(66,507)	—
(Increase) decrease in interest receivable	(352,249)	(103,329)
(Increase) decrease in receivable from Adviser	—	(186,668)
(Increase) decrease in deferred organization and offering costs	—	—
(Increase) decrease in prepaid expenses	61,027	61,027
Increase (decrease) in investments purchased payable	136,194	—
Increase (decrease) in management fees payable	552,688	93,019
Increase (decrease) in due to Adviser	(87,581)	—
Increase (decrease) in administrator and custodian fees payable	(69,439)	56,276
Increase (decrease) in professional fees payable	134,064	203,055
Increase (decrease) in excise tax payable	—	(2,336)
Increase (decrease) in incentive fees payable	30,015	—
Increase (decrease) in directors’ fees payable	34,500	(187)
Increase (decrease) in transfer agent fees payable	4,663	2,412
Increase (decrease) in interest and credit facility expense payable	702,105	18,506
Increase (decrease) in accrued organization and offering costs	—	(90,308)
Increase (decrease) in accrued expenses and other liabilities	10,710	10,615

Net cash provided by (used for) operating activities	(56,138,331)	(10,196,652)

Cash flows from financing activities
Issuance of common stock	20,266,912	6,457,252
Repurchase of common stock	(72,668)	—
Distributions paid	(403,998)	—
Financing costs paid	(899,946)	—
Borrowings on debt	144,000,000	24,000,000
Repayments of debt	(90,200,000)	(20,000,000)

Net cash provided by (used for) financing activities	72,690,300	10,457,252

Net increase (decrease) in cash	16,551,969	260,600
Cash and cash equivalents, beginning of period	2,510,208	17,139,858

Cash and cash equivalents, end of period	$19,062,177	$17,400,458

Supplemental and non-cash financing activities
Cash paid during the period for interest	$528,010	$63,659
Issuance of common shares pursuant to distribution reinvestment plan	$581,297	$—

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2019

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value - 225.32% + * # ^

U.S. Corporate Debt - 221.17%

1st Lien/Senior Secured Debt - 219.79%
Edgewood Partners Holdings LLC	Business Services	Term Loan	6.75% (L + 4.25%; 1.00% Floor)	09/06/2024	$3,138,543	$3,107,820	$3,107,158
Edgewood Partners Holdings LLC(1) (2)	Business Services	Delayed Draw Term Loan	6.75% (L + 4.25%; 1.00% Floor)	09/08/2024	—	(16,530)	(16,943)
Nuvei Technologies Corp.(3)	Business Services	Initial U.S. Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	669,193	662,871	662,501
Nuvei Technologies Corp.(3)	Business Services	Initial Canadian Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	1,003,789	994,306	993,751
Nuvei Technologies Corp.(1) (3)	Business Services	Delayed Draw Term Loan	6.97% (L + 4.50%; 1.00% Floor)	09/28/2025	328,884	324,294	324,034
Quirch Foods, Co.	Business Services	Term Loan	8.49% (L + 6.00%)	12/20/2025	2,133,590	2,112,531	2,112,254
Single Digits, Inc.	Business Services	Term Loan	8.62% (L + 6.00%; 1.00% Floor)	12/21/2023	3,320,857	3,288,249	3,287,649
Single Digits, Inc.(1) (2)	Business Services	Revolver	8.62% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(3,939)	(4,162)
Single Digits, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	8.62% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(10,008)	(10,404)
Smile Brands, Inc.	Business Services	Term Loan	7.38% (L + 4.50%)	10/12/2024	1,652,110	1,636,676	1,635,588
Smile Brands, Inc.(1)	Business Services	Revolver	9.00% (P + 3.50%)	10/12/2023	93,430	91,081	90,881
Smile Brands, Inc.(1)	Business Services	Delayed Draw Term Loan	7.38% (L + 4.50%)	10/12/2024	159,280	153,404	152,914
Trade Supplies Acquisition, LLC	Business Services	Term Loan	7.00% (L + 4.50%; 1.00% Floor)	11/21/2023	6,285,749	6,195,348	6,191,463
Trade Supplies Acquisition, LLC(1)	Business Services	Revolver	9.00% (P + 3.50%; 1.00% Floor)	11/21/2023	119,748	111,540	110,914
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Term Loan	8.04% (L + 5.55%; 0.50% Floor)	03/15/2023	2,238,572	2,204,852	2,185,319
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Revolver	8.04% (L + 5.55%; 0.50% Floor)	03/15/2023	138,062	135,714	135,103
Maintech, Incorporated	Communications & IT Infrastructure	Term Loan	9.60% (L + 7.00%; 1.00% Floor)	12/28/2022	2,835,938	2,796,633	2,793,398
Maintech, Incorporated(1) (4)	Communications & IT Infrastructure	Revolver	11.50% (P + 6.00%; 1.00% Floor)	12/28/2022	154,000	150,748	149,875
Captain D’s, Inc.	Consumer Non-Cyclical	Term Loan	6.99% (L + 4.50%; 1.00% Floor)	12/15/2023	2,018,782	2,001,929	1,998,594
Captain D’s, Inc.(1) (5)	Consumer Non-Cyclical	Revolver	9.00% (P + 3.50%; 1.00% Floor)	12/15/2023	81,272	79,666	79,322
GPS Hospitality Holding Company LLC	Consumer Non-Cyclical	Term Loan B	6.85% (L + 4.25%)	12/06/2025	2,447,722	2,412,315	2,411,006
Lucky Bucks, LLC	Consumer Non-Cyclical	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	04/09/2023	1,049,698	1,032,645	1,031,328
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.86% (L + 7.00%; 1.00% Floor)	04/09/2023	662,826	645,059	643,435
Tropical Smoothie Café, LLC	Consumer Non-Cyclical	Term Loan	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	1,350,089	1,337,783	1,336,588
Tropical Smoothie Café, LLC(1)	Consumer Non-Cyclical	Revolver	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,340	37,224
AEG Holding Company, Inc.	Education	Term Loan	8.48% (L + 6.00%; 1.00% Floor)	11/20/2023	6,152,982	6,053,737	6,029,922
AEG Holding Company, Inc.(1)	Education	Revolver	8.48% (L + 6.00%; 1.00% Floor)	11/20/2023	595,996	582,807	579,742
AEG Holding Company, Inc.(1) (2)	Education	Delayed Draw Term Loan	8.48% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(16,914)	(21,673)
BCP Raptor II, LLC(6)	Energy	Term Loan	7.37% (L + 4.75%)	11/03/2025	5,740,914	5,721,241	5,413,682
Brazos Delaware II, LLC(6)	Energy	Term Loan B	6.49% (L + 4.00%)	05/21/2025	4,075,961	3,957,076	3,859,935
American Physician Partners LLC	Healthcare & HCIT	Term Loan A	9.10% (L + 6.50%; 1.00% Floor)	12/21/2021	5,825,318	5,742,438	5,737,939
American Physician Partners LLC(1)	Healthcare & HCIT	Revolver	9.05% (L + 6.50%; 1.00% Floor)	12/21/2021	111,001	105,059	104,341
American Physician Partners LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.10% (L + 6.50%; 1.00% Floor)	12/21/2021	346,322	331,756	329,939
Analogic Corporation	Healthcare & HCIT	Term Loan	8.50% (L + 6.00%; 1.00% Floor)	06/22/2024	2,997,978	2,944,264	2,938,019
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	8.50% (L + 6.00%; 1.00% Floor)	06/22/2023	—	(5,019)	(5,739)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	8.24% (L + 5.75%; 1.00% Floor)	03/21/2024	4,436,327	4,347,956	4,347,601
Delaware Valley Management Holdings, Inc.(1) (2)	Healthcare & HCIT	Revolver	8.24% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(10,487)	(10,538)
Delaware Valley Management Holdings, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.24% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(59,022)	(105,376)
GHA Buyer, Inc.	Healthcare & HCIT	Term Loan	8.00% (L + 5.50%; 1.00% Floor)	10/22/2023	2,020,070	1,982,665	1,979,669
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	8.00% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(3,704)	(4,050)
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.00% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(4,989)	(13,501)
INH Buyer, Inc.	Healthcare & HCIT	Term Loan	9.24% (L + 6.50%; 1.00% Floor)	01/31/2025	6,861,938	6,760,716	6,759,009
INH Buyer, Inc.(1)	Healthcare & HCIT	Revolver	9.24% (L + 6.50%; 1.00% Floor)	01/31/2024	27,448	24,441	24,360
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Term Loan	6.85% (L + 4.25%; 1.00% Floor)	05/18/2023	1,859,642	1,828,215	1,822,449
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	6.85% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(7,778)	(9,369)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.85% (L + 4.25%; 1.00% Floor)	05/18/2023	$2,763,699	$2,686,039	$2,670,014
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	8.83% (L + 6.25%; 1.00% Floor)	01/03/2023	3,163,563	3,105,215	3,100,292
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	9.11% (L + 6.25%; 1.00% Floor)	01/03/2023	1,974,422	1,943,501	1,934,934
Platinum Dermatology Partners, LLC(1) (7)	Healthcare & HCIT	Revolver	10.75% (P + 5.25%; 1.00% Floor)	01/03/2023	388,901	381,356	378,930
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	9.13% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,394,809	1,386,084
Qualifacts Corporation	Healthcare & HCIT	Term Loan	8.60% (L + 6.00%; 1.00% Floor)	12/12/2022	2,820,000	2,774,783	2,805,900
Qualifacts Corporation(1) (2)	Healthcare & HCIT	Revolver	8.60% (L + 6.00%; 1.00% Floor)	12/12/2022	—	(4,470)	(1,500)
Theranest, LLC	Healthcare & HCIT	Term Loan	7.59% (L + 5.00%; 1.00% Floor)	07/23/2023	3,000,000	2,947,077	2,940,000
Theranest, LLC(1) (2)	Healthcare & HCIT	Revolver	7.59% (L + 5.00%; 1.00% Floor)	07/23/2023	—	(7,424)	(8,571)
Theranest, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.60% (L + 5.00%; 1.00% Floor)	07/23/2023	214,286	175,353	169,286
RxBenefits, Inc.	Pharmaceutical	Term Loan A	8.10% (L + 5.50%; 1.00% Floor)	03/28/2025	5,821,647	5,763,430	5,763,430
RxBenefits, Inc.(1) (2)	Pharmaceutical	Revolver	8.10% (L + 5.50%; 1.00% Floor)	03/28/2024	—	(5,758)	(5,758)
Avetta, LLC	Software & Services	Term Loan	7.99% (L + 5.50%; 1.00% Floor)	04/10/2024	7,671,657	7,528,049	7,518,224
Avetta, LLC(1) (2)	Software & Services	Revolver	7.99% (L + 5.50%; 1.00% Floor)	04/10/2024	—	(8,005)	(9,888)
Avetta, LLC(1) (2)	Software & Services	Delayed Draw Term Loan	7.99% (L + 5.50%; 1.00% Floor)	04/10/2024	—	(13,028)	(12,360)
Businesssolver.com, Inc.	Software & Services	Term Loan	10.18% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,544,101	2,536,471
Businesssolver.com, Inc.(1) (8)	Software & Services	Revolver	9.99% (L + 7.50%; 1.00% Floor)	05/15/2023	64,706	59,363	58,235
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	10.18% (L + 7.50%; 1.00% Floor)	05/15/2023	148,824	145,148	141,059
Drilling Info Holdings, Inc.(6)	Software & Services	Term Loan	6.75% (L + 4.25%)	07/30/2025	3,404,810	3,390,150	3,387,786
Drilling Info Holdings, Inc.(1) (6)	Software & Services	Delayed Draw Term Loan	6.75% (L + 4.25%)	07/30/2025	6,357	6,276	6,271
E2open LLC	Software & Services	Term Loan	7.63% (L + 5.00%; 1.00% Floor)	11/26/2024	4,139,917	4,080,750	4,077,819
E2open LLC(1) (2)	Software & Services	Revolver	7.63% (L + 5.00%; 1.00% Floor)	11/26/2024	—	(4,409)	(4,671)
E2open LLC	Software & Services	Delayed Draw Term Loan	7.66% (L + 5.00%; 1.00% Floor)	11/26/2024	829,825	817,794	817,378
Engage2Excel, Inc.	Software & Services	Term Loan	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	2,992,864	2,940,953	2,933,006
Engage2Excel, Inc.(1)	Software & Services	Revolver	11.00% (P + 5.50%; 1.00% Floor)	03/07/2023	31,409	24,698	23,871
Exterro, Inc.(1) (2)	Software & Services	Revolver	7.12% (L + 4.50%; 1.00% Floor)	05/31/2024	—	(5,257)	(6,600)
Exterro, Inc.	Software & Services	Initial Term Loan	7.12% (L + 4.50%; 1.00% Floor)	05/31/2024	2,947,725	2,898,791	2,888,770
Finalsite Holdings, Inc.	Software & Services	Term Loan	8.25% (L + 5.50%; 1.00% Floor)	09/25/2024	3,358,346	3,303,678	3,307,971
Finalsite Holdings, Inc.(1) (2)	Software & Services	Revolver	8.25% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(4,059)	(3,797)
Genesis Acquisition Co.	Software & Services	Term Loan	6.60% (L + 4.00%; 1.00% Floor)	07/31/2024	1,373,024	1,348,141	1,345,564
Genesis Acquisition Co.(1) (2)	Software & Services	Revolver	6.60% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,612)	(4,048)
Genesis Acquisition Co.(1) (2)	Software & Services	Delayed Draw Term Loan	6.60% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,256)	(3,645)
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.00% Floor)	12/02/2022	662,540	656,892	655,567
Ministry Brands, LLC	Software & Services	1st Lien Term Loan	6.50% (L + 4.00%; 1.00% Floor)	12/02/2022	3,168,308	3,155,413	3,152,467
Perforce Intermediate Holdings, LLC	Software & Services	Term Loan	7.00% (L + 4.50%; 1.00% Floor)	12/27/2024	6,352,123	6,185,088	6,320,362
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	Revolver	7.00% (L + 4.50%; 1.00% Floor)	12/28/2022	—	(13,112)	(3,352)
Selligent, Inc.	Software & Services	Term Loan	8.11% (L + 5.50%; 1.00% Floor)	11/05/2024	1,921,516	1,894,578	1,892,694
Selligent, Inc.(1) (2)	Software & Services	Revolver	8.11% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,773)	(3,010)
Sirsi Corporation	Software & Services	Term Loan	7.22% (L + 4.75%; 1.00% Floor)	03/15/2024	13,705,097	13,500,453	13,499,521
Sirsi Corporation(1) (2)	Software & Services	Revolver	7.22% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(12,359)	(12,459)
Sugarcrm, Inc.	Software & Services	Term Loan	9.25% (L + 6.75%; 1.00% Floor)	07/31/2024	3,235,401	3,183,713	3,178,782
Sugarcrm, Inc.(1) (2)	Software & Services	Revolver	9.25% (L + 6.75%; 1.00% Floor)	07/31/2024	—	(4,844)	(5,429)
Summit Infrastructure Group, Inc.	Software & Services	Term Loan	7.62% (L + 5.00%; 1.00% Floor)	03/15/2024	7,035,977	6,895,884	6,895,257
Summit Infrastructure Group, Inc.(1) (2)	Software & Services	Revolver	7.62% (L + 5.00%; 1.00% Floor)	03/15/2024	—	(11,168)	(11,258)
Summit Infrastructure Group, Inc.(1) (2)	Software & Services	Delayed Draw Term Loan	7.62% (L + 5.00%; 1.00% Floor)	03/15/2024	—	(22,515)	(22,515)
Swiftpage, Inc.	Software & Services	Term Loan A	7.97% (L + 5.50%; 1.00% Floor)	06/13/2023	231,537	227,067	226,907
Swiftpage, Inc.	Software & Services	Term Loan	7.99% (L + 5.50%; 1.00% Floor)	06/13/2023	2,515,800	2,472,416	2,465,484
Swiftpage, Inc.(1) (2)	Software & Services	Revolver	7.99% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(3,804)	(4,506)
Symplr Software, Inc.(9)	Software & Services	Term Loan	8.50% (L + 6.00%)	11/28/2025	3,881,298	3,824,475	3,823,079
Symplr Software, Inc.(1) (9)	Software & Services	Revolver	8.48% (L + 6.00%)	11/30/2023	29,646	25,493	25,199
TRGRP Acquisition Corp.	Software & Services	Term Loan	9.60% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,714,748	4,624,219	4,620,453
TRGRP Acquisition Corp.(1) (2)	Software & Services	Revolver	9.60% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(6,129)	(6,667)
Velocity Purchaser Corporation	Software & Services	Term Loan	8.48% (L + 6.00%; 1.00% Floor)	12/01/2022	724,166	710,944	716,924
Velocity Purchaser Corporation	Software & Services	Term Loan	8.50% (L + 6.00%; 1.00% Floor)	12/01/2022	2,912,802	2,868,400	2,883,674
Velocity Purchaser Corporation(1) (2)	Software & Services	Revolver	8.48% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(3,010)	(1,932)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Veriforce Holdings, LLC	Software & Services	Term Loan	8.98% (L + 6.50%; 1.00% Floor)	07/13/2023	$3,074,867	$3,027,471	$3,167,113
Veriforce Holdings, LLC(1)	Software & Services	Revolver	8.98% (L + 6.50%; 1.00% Floor)	07/13/2023	146,456	142,100	154,905

Watermark Insights, LLC	Software & Services	Term Loan	7.22% (L + 4.75%; 1.00% Floor)	06/07/2024	2,632,599	2,609,301	2,606,273
Watermark Insights, LLC	Software & Services	Delayed Draw Term Loan	7.22% (L + 4.75%; 1.00% Floor)	06/07/2024	330,368	328,208	327,064
Purchasing Power, LLC	Specialty Finance	Term Loan	9.75% (L + 7.25%; 1.00% Floor)	02/06/2024	3,079,825	3,026,746	3,025,928
Dillon Logistics, Inc.	Transport & Logistics	Term Loan C	9.58% (L + 7.00%; 1.00% Floor)	12/31/2020	304,975	299,732	298,875
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	9.58% (L + 7.00%; 1.00% Floor)	12/11/2023	1,270,729	1,246,550	1,245,315
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	9.58% (L + 7.00%; 1.00% Floor)	12/11/2023	2,592,288	2,542,961	2,540,442
Dillon Logistics, Inc.(1) (10)	Transport & Logistics	Revolver	9.56% (L + 7.00%; 1.00% Floor)	12/11/2023	387,446	379,412	376,264
OSG Bulk Ships, Inc.	Transport & Logistics	Term Loan	7.50% (L + 5.00%)	12/21/2023	6,460,736	6,383,719	6,379,977

Total 1st Lien/Senior Secured Debt						192,088,483	191,733,006

2nd Lien/Junior Secured Debt - 1.38%
Brave Parent Holdings, Inc.	Energy	Term Loan	10.00% (L + 7.50%)	04/17/2026	1,230,107	1,202,102	1,200,773

Total 2nd Lien/Junior Secured Debt						1,202,102	1,200,773

Total U.S. Corporate Debt						193,290,585	192,933,779

Portfolio Company		Industry	Coupon		Shares	Cost	Fair Value
U.S. Preferred Stock - 3.16%
Protoscale Rubrik, LLC(11)		Software & Services			25,397	$598,212	$598,201
Symplr Software Intermediate Holdings, Inc.(11)		Software & Services			1,196	$1,160,531	$1,160,531
Workfront, Inc.(11)		Software & Services			104,058	$999,998	$999,998

Total U.S. Preferred Stock						2,758,741	2,758,730
U.S. Common Stock - 0.99%
SSC TS Investments, LLC(11) (12)		Business Services			62,735	$62,735	$62,735
Leeds FEG Investors, LLC(11)		Education			311	$311,400	$317,114
INH Group Holdings, LLC(11)		Healthcare & HCIT			484,552	$484,552	$484,552

Total U.S. Common Stock						858,687	864,401

TOTAL INVESTMENTS - 225.32%(13)						$196,908,013	$196,556,910

Cash Equivalents - 17.36%

U.S. Investment Companies - 17.36%
Fidelity Government Portfolio I(14)		Money Market Portfolio	2.31% (15)		$13,989,010	$13,989,010	$13,989,010
Fidelity Government Portfolio I(14)		Money Market Portfolio	2.31% (15)		1,146,632	$1,146,632	$1,146,632

Total U.S. Investment Companies						15,135,642	15,135,642

Total Cash Equivalents						15,135,642	15,135,642

LIABILITIES IN EXCESS OF OTHER ASSETS - (142.68%)							$(124,459,788)

NET ASSETS - 100.00%							$87,232,764

+

As of March 31, 2019, qualifying assets represented 97.40% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of March 31, 2019, rates for 1M L, 2M L, 3M L and 6M L are 2.49%, 2.56%, 2.60% and 2.66%, respectively. As of March 31, 2019, the U.S. Prime rate was 5.50%.

(1)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies”.

(2)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(3)	Pivotal Payments, Inc. has been renamed to Nuvei Technologies Corp. in 2019.
(4)	$55,000 of the funded par amount accrues interest at 9.60% (L+7.00%; 1.00% Floor).
(5)	$33,159 of the funded par amount accrues interest at 6.99% (L+4.50%; 1.00% Floor).
(6)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	$124,648 of the funded par amount accrues interest at 9.05% (L+6.25%).
(8)	$12,941 of the funded par amount accrues interest at 12.00% (P+6.50%).
(9)	Caliper Software, Inc. has been renamed to Symplr Software, Inc. in 2019.
(10)	$133,300 of the funded par amount accrues interest at 11.50% (P+6.00%).
(11)	Non-income producing security.
(12)	SSC TS Investments, LLC is held through ABPCIC SSC TS Holdings LLC.
(13)

Aggregate gross unrealized appreciation for federal income tax purposes is $364,837; aggregate gross unrealized depreciation for federal income tax purposes is $715,940. Net unrealized depreciation is $351,103 based upon a tax cost basis of $196,908,013.

(14)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(15)	The rate shown is the annualized seven-day yield as of March 31, 2019.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2018

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value—217.79% + * # ^
U.S. Corporate Debt—215.36%
1st Lien/Senior Secured Debt—213.46%
Pivotal Payments Direct Corp.	Business Services	Initial Canadian Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	$1,004,630	$994,863	$994,584
Pivotal Payments, Inc.	Business Services	Initial U.S. Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	672,556	666,017	665,830
Pivotal Payments, Inc.(1)	Business Services	Delayed Draw Term Loan	7.01% (L + 4.50%; 1.00% Floor)	09/28/2025	302,582	297,860	297,725
Single Digits, Inc.	Business Services	Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	3,329,180	3,295,889	3,295,889
Single Digits, Inc.(1) (2)	Business Services	Revolver	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(4,161)	(4,161)
Single Digits, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(10,404)	(10,404)
Smile Brands, Inc.	Business Services	Term Loan	7.13% (L + 4.50%)	10/12/2024	1,656,250	1,640,203	1,639,688
Smile Brands, Inc.(1)	Business Services	Revolver	9.00% (P + 3.50%)	10/12/2023	42,468	40,015	39,920
Smile Brands, Inc.(1)	Business Services	Delayed Draw Term Loan	7.13% (L + 4.50%)	10/12/2024	159,680	153,543	153,309
Trade Supplies Acquisition, LLC	Business Services	Term Loan	7.01% (L + 4.50%; 1.00% Floor)	11/21/2023	6,301,503	6,208,200	6,206,980
Trade Supplies Acquisition, LLC(1)	Business Services	Revolver	9.00% (P + 3.50%; 1.00% Floor)	11/21/2023	119,748	111,113	110,914
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Term Loan	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	2,238,572	2,206,783	2,185,319
InSite Wireless Group, LLC(1) (2)	Communications & IT Infrastructure	Revolver	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	—	(2,490)	(2,958)
Maintech, Incorporated(3)	Communications & IT Infrastructure	Term Loan	9.80% (L + 7.00%; 1.00% Floor)	12/28/2022	2,887,500	2,845,887	2,844,187
Maintech, Incorporated (1) (3) (4)	Communications & IT Infrastructure	Revolver	11.50% (P + 6.00%; 1.00% Floor)	12/28/2022	214,500	211,071	210,375
Captain D’s, Inc.	Consumer Non-Cyclical	Term Loan	7.30% (L + 4.50%; 1.00% Floor)	12/15/2023	2,057,194	2,039,173	2,036,622
Captain D’s, Inc.(1) (5)	Consumer Non-Cyclical	Revolver	9.00% (P + 3.50%; 1.00% Floor)	12/15/2023	82,573	80,898	80,622
GPS Hospitality Holding Company LLC	Consumer Non-Cyclical	Term Loan B	6.99% (L + 4.25%)	12/06/2025	2,453,856	2,417,343	2,417,048
Lucky Bucks, LLC	Consumer Non-Cyclical	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	04/09/2023	1,078,856	1,060,428	1,059,976
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.86% (L + 7.00%; 1.00% Floor)	04/09/2023	551,452	532,621	532,061
Tropical Smoothie Café, LLC	Consumer Non-Cyclical	Term Loan	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	1,350,089	1,337,204	1,336,588
Tropical Smoothie Café, LLC(1)	Consumer Non-Cyclical	Revolver	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,285	37,224
AEG Holding Company, Inc.	Education	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	6,168,559	6,064,136	6,045,188
AEG Holding Company, Inc.(1)	Education	Revolver	8.52% (L + 6.00%; 1.00% Floor)	11/20/2023	595,996	582,236	579,742
AEG Holding Company, Inc.(1) (2)	Education	Delayed Draw Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(17,771)	(21,673)
BCP Raptor II, LLC(6)	Energy	Term Loan	7.37% (L + 4.75%)	11/03/2025	5,740,914	5,712,752	5,303,169
Brazos Delaware II, LLC(6)	Energy	Term Loan B	6.50% (L + 4.00%)	05/21/2025	4,086,228	3,957,985	3,738,898
American Physician Partners LLC	Healthcare & HCIT	Term Loan A	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	3,113,453	3,068,540	3,066,751
American Physician Partners LLC(1)	Healthcare & HCIT	Revolver	9.29% (L + 6.25%; 1.00% Floor)	12/21/2021	241,459	232,964	232,626
American Physician Partners LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	446,243	393,462	391,355
Analogic Corporation	Healthcare & HCIT	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	06/22/2024	3,005,511	2,949,568	2,945,401
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	8.52% (L + 6.00%; 1.00% Floor)	06/22/2023	—	(5,246)	(5,739)
GHA Buyer, Inc.	Healthcare & HCIT	Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	2,025,133	1,985,938	1,984,631
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(3,895)	(4,050)
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(5,966)	(13,501)
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	1,864,326	1,831,047	1,827,039
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(8,226)	(9,368)

Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	2,763,699	2,681,310	2,670,014
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	3,169,048	3,108,282	3,105,667
Platinum Dermatology Partners, LLC(1) (2)	Healthcare & HCIT	Revolver	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	—	(8,024)	(9,972)
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	9.11% (L + 6.25%; 1.00% Floor)	01/03/2023	1,979,408	1,946,432	1,939,820
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	9.13% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,392,746	1,386,084
Qualifacts Corporation	Healthcare & HCIT	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	2,820,000	2,773,525	2,805,900
Qualifacts Corporation(1) (2)	Healthcare & HCIT	Revolver	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(4,756)	(1,500)
Theranest, LLC	Healthcare & HCIT	Term Loan	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	3,000,000	2,944,416	2,940,000

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Theranest, LLC(1) (2)	Healthcare & HCIT	Revolver	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	$—	$(7,832)	$(8,571)
Theranest, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.00%; 1.00% Floor)	07/23/2023	214,286	173,176	169,286
Avetta, LLC	Software & Services	Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	3,320,490	3,260,667	3,287,285
Avetta, LLC(1) (2)	Software & Services	Revolver	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(8,475)	(4,944)
Avetta, LLC(1) (2)	Software & Services	Delayed Draw Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(13,634)	(12,360)
Businesssolver.com, Inc.	Software & Services	Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,541,806	2,536,471
Businesssolver.com, Inc.(1)	Software & Services	Revolver	12.00% (P + 6.50%; 1.00% Floor)	05/15/2023	129,412	123,756	122,941
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	97,059	93,663	89,294
Caliper Software, Inc.	Software & Services	Term Loan	8.02% (L + 5.50%)	11/30/2025	3,891,026	3,832,660	3,832,660
Caliper Software, Inc.(1)	Software & Services	Revolver	8.02% (L + 5.50%)	11/30/2023	14,823	10,376	10,376
Drilling Info Holdings, Inc.(6)	Software & Services	Term Loan	6.77% (L + 4.25%)	07/30/2025	3,059,098	3,044,509	3,039,979
Drilling Info Holdings, Inc. (1) (2) (6)	Software & Services	Delayed Draw Term Loan	6.77% (L + 4.25%)	07/30/2025	—	(1,103)	(1,461)
E2open LLC	Software & Services	Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	4,150,293	4,088,890	4,088,039
E2open LLC(1) (2)	Software & Services	Revolver	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	—	(4,595)	(4,670)
E2open LLC(1)	Software & Services	Delayed Draw Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	93,382	86,567	80,931
Engage2Excel, Inc.	Software & Services	Term Loan	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	3,000,421	2,945,737	2,940,413
Engage2Excel, Inc.(1)	Software & Services	Revolver	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	106,790	99,884	99,252
Exterro, Inc.	Software & Services	Initial Term Loan	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	2,955,150	2,903,587	2,896,047
Exterro, Inc.(1) (2)	Software & Services	Revolver	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(5,651)	(6,600)
Finalsite Holdings, Inc.	Software & Services	Term Loan	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	3,366,784	3,309,983	3,307,865
Finalsite Holdings, Inc.(1) (2)	Software & Services	Revolver	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(4,234)	(4,430)
Genesis Acquisition Co.	Software & Services	Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	1,376,466	1,350,527	1,348,936
Genesis Acquisition Co.(1) (2)	Software & Services	Revolver	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,772)	(4,048)
Genesis Acquisition Co.(1) (2)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,399)	(3,645)
Ministry Brands, LLC	Software & Services	1st Lien Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	3,176,249	3,162,463	3,160,367
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	448,683	442,681	441,704
Perforce Intermediate Holdings, LLC	Software & Services	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	12/27/2024	3,835,253	3,758,340	3,796,900
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	Revolver	6.77% (L + 4.25%; 1.00% Floor)	12/28/2022	—	(10,987)	(5,915)
Selligent, Inc.	Software & Services	Term Loan	8.09% (L + 5.50%; 1.00% Floor)	11/05/2024	1,926,332	1,898,180	1,897,437
Selligent, Inc.(1) (2)	Software & Services	Revolver	8.09% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,917)	(3,010)
Sugarcrm, Inc.	Software & Services	Term Loan	9.27% (L + 6.75%; 1.00% Floor)	07/31/2024	3,235,401	3,181,827	3,178,782
Sugarcrm, Inc.(1)	Software & Services	Revolver	9.43% (L + 6.75%; 1.00% Floor)	07/31/2024	77,561	72,502	72,132
Swiftpage, Inc.	Software & Services	Term Loan	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	2,522,137	2,476,347	2,471,694
Swiftpage, Inc.	Software & Services	Term Loan A	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	232,118	227,512	227,475
Swiftpage, Inc.(1) (2)	Software & Services	Revolver	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(4,019)	(4,506)
TRGRP Acquisition Corp.	Software & Services	Term Loan	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,686,111	4,595,436	4,592,389
TRGRP Acquisition Corp.(1) (2)	Software & Services	Revolver	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(6,447)	(6,667)
Velocity Purchaser Corporation	Software & Services	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	2,931,594	2,883,855	2,872,962
Velocity Purchaser Corporation	Software & Services	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	12/01/2022	728,749	714,791	714,174
Velocity Purchaser Corporation(1) (2)	Software & Services	Revolver	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(3,174)	(3,865)
Veriforce Holdings, LLC	Software & Services	Term Loan	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	3,082,612	3,032,743	3,028,666
Veriforce Holdings, LLC(1) (2)	Software & Services	Revolver	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	—	(4,556)	(4,929)
Watermark Insights, LLC	Software & Services	Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	2,639,230	2,614,903	2,612,837
Watermark Insights, LLC	Software & Services	Delayed Draw Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	331,198	328,821	327,886
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	2,592,288	2,540,918	2,540,442
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	1,270,729	1,245,548	1,245,315
Dillon Logistics, Inc.	Transport & Logistics	Term Loan C	9.80% (L + 7.00%; 1.00% Floor)	12/31/2020	304,975	299,032	298,876
Dillon Logistics, Inc.(1)	Transport & Logistics	Revolver	9.65% (L + 7.00%; 1.00% Floor)	12/11/2023	333,571	325,211	325,133
OSG Bulk Ships, Inc.	Transport & Logistics	Term Loan	7.78% (L + 5.00%)	12/21/2023	6,544,642	6,463,245	6,462,835

Total 1st Lien/Senior Secured Debt						135,776,144	135,061,980
2nd Lien/Junior Secured Debt —1.90%
Brave Parent Holdings, Inc.	Energy	Term Loan	10.02% (L + 7.50%)	04/17/2026	1,230,107	1,201,433	1,200,773

Total 2nd Lien/Junior Secured Debt						1,201,433	1,200,773

Total U.S. Corporate Debt						136,977,577	136,262,753

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
U.S. Preferred Stock—1.83%
Symplr Software Intermediate Holdings, Inc.(7)	Software & Services		$1,196	$1,160,531	$1,160,531

Total U.S. Preferred Stock				1,160,531	1,160,531
U.S. Common Stock—0.60%
SSC TS Investments, LLC(7) (8)	Business Services		62,734	$62,735	$62,735
Leeds FEG Investors, LLC(7)	Education		311	$311,400	$317,114

Total U.S. Common Stock				374,135	379,849
TOTAL INVESTMENTS—217.79%(9)				$138,512,243	$137,803,133

LIABILITIES IN EXCESS OF OTHER ASSETS—(117.79%)					$(74,529,423)

NET ASSETS—100.00%					$63,273,710

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

(1)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies”.

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

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At March 31, 2019, the Fund had total Capital Commitments of $360,272,341, of which 76% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

On October 31, 2018, the Adviser established ABPCIC SSC TS Holdings LLC (the “Blocker”), through which the Fund made an investment. The Blocker is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation. On December 19, 2018 the Adviser established ABPCIC Funding I LLC (“ABPCIC Funding”), a Delaware limited liability company (the “Financing Subsidiary”). The Financing Subsidiary is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

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

The consolidated financial statements include the accounts of the Fund and its wholly-owned Blocker and Financing Subsidiary. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation, with no significant effect on our financial condition, results of operations or cash flows.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2019 and March 31, 2018, the Fund accrued excise taxes of $0 and $3, respectively. As of March 31, 2019, and December 31, 2018, $0 and $0, respectively, of accrued excise taxes remained payable.

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

Recent Accounting Pronouncements

As of and for the three months ended March 31, 2019, there are no recent accounting pronouncements that affect the Fund.

3. Related Party Transactions

Advisory Agreement

On July 5, 2017, the Board approved the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated. For the three months ended March 31, 2019, the Fund incurred a management fee of $615,859, of which $63,171 was voluntarily waived by the Adviser. For the three months ended March 31, 2018, the Fund incurred a management fee of $105,472, of which $12,453 was voluntarily waived by the Adviser. As of March 31, 2019, and December 31, 2018, $1,382,818 and $830,130, respectively, remained payable.

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

For the three months ended March 31, 2019, the Fund incurred income – based incentive fees of $106,087, of which $76,072, was voluntarily waived by the Adviser. For the three months ended March 31, 2018, the Fund incurred income – based incentive fees of $0, of which $0, was voluntarily waived by the Adviser. As of March 31, 2019 and December 31, 2018, $229,877, and $199,862 remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and March 31, 2018.

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

Expense Support and Conditional Reimbursement Agreement

On September 29, 2017, the Fund and the Adviser entered into an agreement (the “Expense Support and Conditional Reimbursement Agreement”) to limit certain of the Fund’s Operating Expenses, as defined in the Expense Support and Conditional Reimbursement Agreement, to no more than 1.5% of the Fund’s average quarterly gross assets. To achieve this percentage limitation, the Adviser has agreed to reimburse the Fund for certain Operating Expenses on a quarterly basis (any such payment by the Adviser, an “Expense Payment”) and the Fund has agreed to later repay such amounts (any such payment by the Fund, a “Reimbursement Payment”), pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement. The actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets, is referred to as the “Percentage Limit.”

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

As of March 31, 2019, the amount of Expense Payments provided by the Adviser since inception is $4,493,244. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of March 31, 2019, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	5.599%	March 31, 2022	1.0%

Total	$4,493,244

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

For the three months ended March 31, 2019 and March 31, 2018, the Fund accrued $4,662 and $0 in transfer agent fees, respectively, and as of March 31, 2019 and December 31, 2018, $15,380 and $10,717, respectively, remained payable.

4. Credit Facility

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund had decreased the Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the administrative agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2019, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

The Revolving Credit Facility will mature on November 13, 2019, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the administrative agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the administrative agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the administrative agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 13, 2019; and (v) the Fund has delivered an extension request to the administrative agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 13, 2019.

On January 30, 2019, ABPCIC Funding entered into a Credit Agreement (the “Barclays Credit Facility”) with Barclays Bank PLC, New York Branch (“Barclays”) as facility agent (in such capacity, the “Facility Agent”) and U.S. Bank National Association (“U.S. Bank”) as collateral agent (in such capacity, the “Collateral Agent”) and collateral administrator (in such capacity, the “Collateral Administrator”).

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility is held in the custody of the custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the custodian. The Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility are secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser will perform certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser has elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding will reimburse the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed.

The Barclays Credit Facility provides for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility will bear interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding will also pay an unused commitment fee of .50% and the commitment will expire on July 30, 2020. Interest and fees are paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility is subject to certain restrictions contained in the 1940 Act.

The Fund’s outstanding debt as of March 31, 2019 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$12,250,000	$37,750,000	$12,250,000
Barclays	150,000,000	129,750,000	20,250,000	129,750,000

Total	$200,000,000	$142,000,000	$58,000,000	$142,000,000

The Fund’s outstanding debt as of December 31, 2018 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$125,000,000	$88,200,000	$36,800,000	$88,200,000

Total	$125,000,000	$88,200,000	$36,800,000	$88,200,000

As of March 31, 2019 and December 31, 2018, deferred financing costs were $929,629 and $172,580, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2019 and March 31, 2018, the components of interest and other debt expenses related to the credit facilities were as follows:

	For the three months ended March 31,
	2019	2018
Borrowing interest expense	$1,187,000	$61,683
Commitment fees	79,255	20,482
Amortization of financing costs	142,897	67,636

Total	$1,409,152	$149,801

Weighted average interest rate	4.87%	3.79%
Average outstanding balance	$98,848,889	$6,592,222

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intention to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future of LIBOR or of any particular replacement index rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

The following table summarizes the valuation of the Fund’s investments as of March 31, 2019:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,667,674	$179,065,332	$191,733,006
2nd Lien/Junior Secured Debt	—	—	1,200,773	1,200,773
Preferred Stock	—	—	2,758,730	2,758,730
Common Stock	—	—	864,401	864,401
Investment Companies	15,135,642	—	—	15,135,642

Total assets	$15,135,642	$12,667,674	$183,889,236	$211,692,552

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2018:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,080,585	$122,981,395	$135,061,980
2nd Lien/Junior Secured Debt	—	—	1,200,773	1,200,773
Preferred Stock	—	—	1,160,531	1,160,531
Common Stock	—	—	379,849	379,849

Total assets	$—	$12,080,585	$125,722,548	$137,803,133

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2019:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Common Stock	Preferred Stock	Total
Balance as of January 1, 2019	$122,981,395	$1,200,773	$379,849	$1,160,531	$125,722,548
Purchases (including PIK)	58,311,236	—	484,552	1,598,210	60,393,998
Sales and principal payments	(2,461,597)	—	—	—	(2,461,597)
Realized Gain (Loss)	(1,754)	—	—	—	(1,754)
Net Amortization of Premium/Discount	103,854	669	—	—	104,523
Transfers In	—	—	—	—	—
Transfers Out	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	132,198	(669)	—	(11)	131,518

Balance as of March 31, 2019	$179,065,332	$1,200,773	$864,401	$2,758,730	$183,889,236

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$132,198	$(669)	$—	$(11)	$131,518

For the three months ended March 31, 2019, there were no transfers to or from Level 3.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2018:

	1st Lien/Senior Secured Debt	Common Stock	Total
Balance as of January 1, 2018	$23,561,630	$311,400	$23,873,030
Purchases	11,332,082	—	11,332,082
Sales and principal payments	(721,656)	—	(721,656)
Realized Gain (Loss)	—	—	—
Net Amortization of Premium/Discount	27,727	—	27,727
Transfers In	—	—	—
Transfers Out	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(26,039)	—	(26,039)

Balance as of March 31, 2018	$34,173,744	$311,400	$34,485,144

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(26,039)	$—	$(26,039)

For the three months ended March 31, 2018, there were no transfers to or from Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2019 and December 31, 2018, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$91,874,019	Market Yield Analysis	Market Yield	6.8% - 10.9% (8.6%)	Decrease
	87,191,313	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	1,200,773	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	317,114	Market Approach	EBITDA Multiple	(12.5)x	Increase
	547,287	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	2,758,730	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$183,889,236

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31. 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$59,170,282	Market Yield Analysis	Market Yield	6.0% - 15.5% (9.2%)	Decrease
	63,811,113	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	1,200,773	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	317,114	Market Approach	EBITDA Multiple	12.5x	Increase
	62,735	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	1,160,531	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$125,722,548

(1)	Weighted averages are calculated based on fair value of investments.

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of March 31, 2019, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2019:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$745,925	$(11,189)
American Physician Partners LLC	Revolver	12/21/2021	$333,002	$(4,995)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(9,888)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$239,412	$(4,788)
Businesssolver.com, Inc.	Revolver	05/15/2023	$258,824	$(5,176)
Captain D’s, Inc.	Revolver	12/15/2023	$113,781	$(1,138)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	03/21/2024	$526,880	$(10,538)
Dillon Logistics, Inc.	Revolver	12/11/2023	$171,675	$(3,433)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$10,831	$(54)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,671)
Edgewood Partners Holdings LLC	Delayed Draw Term Loan	07/31/2019	$1,694,263	$(16,943)
Engage2Excel, Inc.	Revolver	03/07/2023	$345,497	$(6,910)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(3,797)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
INH Buyer, Inc.	Revolver	01/31/2024	$178,410	$(2,676)
InSite Wireless Group, LLC	Revolver	03/15/2023	$59,169	$(888)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$445,189	$(7,791)
Maintech, Incorporated	Revolver	12/28/2022	$121,000	$(1,815)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$732,131	$(3,661)
Nuvei Technologies Corp.	Delayed Draw Term Loan	03/28/2020	$156,095	$(1,561)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$670,352	$(3,352)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,537	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,369)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$109,690	$(2,194)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
RxBenefits, Inc.	Revolver	03/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,162)
Sirsi Corporation	Revolver	03/15/2024	$830,612	$(12,459)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,339	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$161,378	$(1,614)
Sugarcrm, Inc.	Revolver	07/31/2024	$310,244	$(5,429)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	03/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	03/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)

Symplr Software, Inc.	Revolver	11/30/2023	$266,813	$(4,002)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,714	$(41,786)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(1,932)
Veriforce Holdings, LLC	Revolver	07/13/2023	$135,190	$4,056

Total 1st Lien/Senior Secured Debt			$33,041,431	$(521,899)

Total			$33,041,431	$(521,899)

The Fund had the following unfunded commitments by investment types as of December 31, 2018:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$3,212,948	$(48,194)
American Physician Partners LLC	Revolver	12/21/2021	$347,466	$(5,212)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$291,176	$(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	$194,118	$(3,882)
Caliper Software, Inc.	Revolver	11/30/2023	$281,636	$(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	$112,481	$(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	$225,550	$(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$233,718	$(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	$736,677	$(11,050)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	$270,115	$(5,402)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	$197,231	$(2,958)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$556,562	$(9,740)
Maintech, Incorporated	Revolver	12/28/2022	$60,500	$(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$947,111	$(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$591,549	$(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,536	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	$183,152	$(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)

Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,340	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$212,340	$(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	$232,683	$(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,713	$(41,786)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$281,646	$(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

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

7. Net Assets

Equity Issuance

In connection with its formation, the Fund has the authority to issue 200,000,000 shares of the Fund’s common stock, par value $0.01 per share.

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At March 31, 2019 the Fund had total Capital Commitments of $360,272,341, of which 76% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2019 and March 31, 2018:

	For the three months ended March 31, 2019		For the three months ended March 31, 2018
Quarter Ended	Shares	Amount	Shares	Amount
March 31	2,317,068	$23,125,308	599,421	$6,066,799

Total capital drawdowns	2,317,068	$23,125,308	599,421	$6,066,799

Distributions

The following table reflects the distributions declared on shares of the Fund’s common stock during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2019	3/27/2019	4/25/2019	$0.15	$1,057,242

				$1,057,242

There were no distributions declared on shares of the Fund’s common stock during the three months ended March 31, 2018.

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

The following table summarizes shares distributed pursuant to the DRIP during the three months ended March 31, 2019 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2019	3/27/2019	3/29/2019	58,319	$581,297

				$581,297

There were no shares distributed pursuant to the DRIP during the three months ended March 31, 2018 to stockholders who had opted into the DRIP.

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

The following table summarizes shares repurchased during the three months ended March 31, 2019:

Payment Date	Shares	Dollar Amount
3/28/2019	7,331	$72,668

There were no shares repurchased during the three months ended March 31, 2018.

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and March 31, 2018:

	For the three months ended March 31,
	2019	2018
Net increase (decrease) in net assets from operations	$1,382,359	$234,097
Weighted average common shares outstanding	6,914,873	2,424,032
Earnings per common share-basic and diluted	$0.20	$0.10

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the three months ended March 31, 2019 and March 31, 2018:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$9.91	$10.02
Net investment income (loss)	0.15	0.11
Net realized and unrealized gains (losses) on investments	0.06	(0.01)

Net increase (decrease) in net assets resulting from operations	0.21	0.10

Distributions to shareholders(2)	(0.15)	0.00

Net asset value, end of period	$9.97	$10.12
Shares outstanding, end of period	8,751,728	3,016,792
Total return at net asset value before incentive fees(3)(4)	2.09%	0.97%
Total return at net asset value after incentive fees(3)(4)	2.05%	0.97%

Ratio/Supplemental Data:
Net assets, end of period	$87,232,764	$30,533,279
Ratio of total expenses to weighted average net assets(5)	12.57%	8.25%
Ratio of net expenses to weighted average net assets(5)	11.71%	3.33%
Ratio of net investment income (loss) before waiver to weighted average net assets(5)	5.91%	0.76%
Ratio of net investment income (loss) after waiver to weighted average net assets(5)	6.77%	5.69%
Ratio of interest and credit facility expenses to weighted average net assets(5)	7.59%	2.22%
Ratio of incentive fees to weighted average net assets	0.14%	—%
Portfolio turnover rate(4)	1.51%	2.91%
Asset coverage ratio(6)	161%	211%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
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

10. Subsequent Events

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

•	the effect of legal, tax and regulatory changes, including the Small Business Credit Availability Act (the “SBCAA”); and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we are an investment company.

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

Portfolio and Investment Activity

We commenced investment operations on November 15, 2017. During the three months ended March 31, 2019, we invested $57,136,514 in 11 portfolio companies, $3,587,927 was drawn down against the revolvers and delayed draw term loans, and we had $2,348,789 in aggregate amount of principal repayments, which includes $1,876,665 in revolver and delayed draw term paydowns, and $130,771 in sales, resulting in net investments of $58,244,881 for the period.

During the year ended March 31, 2018, we invested $7,857,111 in 3 portfolio companies, $3,474,971 was drawn down against the revolvers and delayed draw term loans, and we had $721,656 in aggregate amount of principal repayments, which includes $626,813 in revolver and delayed draw term loan paydowns, resulting in net investments of $10,610,426 for the period.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2019:

	As of March 31, 2019
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$192,088,483	97.55%	$191,733,006	97.55%	9.14%
Second Lien Junior Secured Debt	$1,202,102	0.61%	$1,200,773	0.61%	10.88%
Preferred Stock	$2,758,741	1.40%	$2,758,730	1.40%	0%
Common Stock	$858,687	0.44%	$864,401	0.44%	0%

Total	$196,908,013	100%	$196,556,910	100%

(1)	Based upon the par value of our debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2018:

	As of December 31, 2018
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$135,776,144	98.02%	$135,061,980	98.01%	9.34%
Second Lien Junior Secured Debt	$1,201,433	0.87%	$1,200,773	0.87%	10.91%
Preferred Stock	$1,160,531	0.84%	$1,160,531	0.84%	0
Common Stock	$374,135	0.27%	$379,849	0.28%	0

Total	$138,512,243	100%	$137,803,133	100%

(1)	Based upon the par value of our debt investments

The following table presents certain selected financial information regarding our investment portfolio:

	As of March 31, 2019	As of December 31, 2018
Number of portfolio companies	55	44
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of March 31, 2019:

	As of March 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$193,290,585	100%	$192,933,779	100%
Non-accrual	—	—	—	—

Total	$193,290,585	100%	$192,933,779	100%

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$136,977,577	100%	$136,262,753	100%
Non-accrual	0	0	0	0

Total	$136,977,577	100%	$136,262,753	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of March 31, 2019 and as of December 31, 2018, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of March 31, 2019:

	As of March 31, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$192,088,483	88.93%	$191,733,006	88.92%
Second Lien Junior Secured Debt	1,202,102	0.56	1,200,773	0.56
Preferred Stock	2,758,741	1.28	2,758,730	1.28
Common Stock	858,687	0.40	864,401	0.40
Cash and cash equivalents	19,062,177	8.83	19,062,177	8.84

Total	$215,970,190	100.00%	$215,619,087	100.00%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$135,776,144	96.2%	$135,061,980	96.2%
Second Lien Junior Secured Debt	$1,201,433	0.9%	$1,200,773	0.9%
Preferred Stock	$1,160,531	0.8%	$1,160,531	0.8%

	As of December 31, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Common Stock	$374,135	0.3%	$379,849	0.3%
Cash	$2,510,208	1.8%	$2,510,208	1.8%

Total	$141,022,451	100%	$140,313,341	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2019 (with corresponding percentage of total portfolio investments):

	As of March 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$18,710,378	9.50%	$18,700,333	9.51%
Communications & IT Infrastructure	$5,287,947	2.69	$5,263,695	2.68
Consumer Non-Cyclical	$7,546,737	3.83	$7,537,497	3.83
Education	$6,931,030	3.52	$6,905,105	3.51
Energy	$10,880,419	5.53	$10,474,390	5.33
Healthcare & HCIT	$39,857,302	20.24	$39,754,674	20.23
Pharmaceutical	$5,757,672	2.92	$5,757,672	2.93
Software & Services	$88,057,408	44.72	$88,296,743	44.92
Specialty Finance	$3,026,746	1.54	$3,025,928	1.54
Transport & Logistics	$10,852,374	5.51	$10,840,873	5.52

	$196,908,013	100%	$196,556,910	100%

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

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of our operating results for the quarter ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Total investment income	$3,428,832	$608,490
Total expenses	2,698,387	864,396

Expense Reimbursement from Adviser	(156,418)	(503,592)
Waived Management Fees	(63,171)	(12,453)
Waived Incentive Fees	(76,072)	—
Excise Tax Expense	—	3

Net investment income	1,026,106	260,136
Net realized and change in unrealized depreciation on investments	356,253	(26,039)

Net increase in net assets resulting from operations	$1,382,359	$234,097

Investment Income

During the three months ended March 31, 2019, the Fund’s investment income was comprised of $3,400,195 of interest income, which includes $124,006 from net amortization of premium and accretion of discount, and $28,637 in payment-in-kind interest.

During the three months ended March 31, 2018, the Fund’s investment income was comprised of $608,490 of interest income, which includes $27,727 from net amortization of premium and accretion of discount.

Operating Expenses

The following is a summary of our operating expenses for the quarter ended March 31, 2019 and 2018:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Interest and credit facility expenses	$1,409,152	$149,801
Management fees	615,859	105,472
Professional fees	342,361	319,188
Income-based incentive fee	106,087	—
Administration and custodian fees	65,825	56,277
Insurance expenses	61,027	61,027

Directors’ fees	37,500	36,963
Transfer agent fees	4,662	—
Offering costs	—	51,647
Other expenses	55,914	84,021

Total expenses	2,698,387	864,396
Expense reimbursement from Adviser	(156,418)	(503,592)
Waived management fees	(63,171)	(12,453)
Waived incentive fees	(76,072)	—

Total net expenses	$2,402,726	$348,351

Interest and debt financing expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the HSBC Credit Facility and the Barclays Credit Facility (each defined herein, and together, the “Credit Facilities”). The Fund first drew on the HSBC Credit Facility on November 15, 2017. As of March 31, 2019, there was an outstanding balance of $12,250,000 on the HSBC Credit Facility. As of December 31, 2018, the HSBC Credit Facility had an outstanding balance of $88,200,000. The Fund first drew on the Barclays Credit Facility on January 30, 2019. As of March 31, 2019, there was an outstanding balance of $129,750,000 on the Barclays Credit Facility. Interest and credit facility expenses for the three months ended March 31, 2019, were $1,409,152, and for the three months ended March 31, 2018, were $149,801. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.87% and 3.79% as of March 31, 2019 and March 31, 2018, respectively.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2019, we had principal repayments of $2,348,789, which includes $1,876,665 of revolver and delayed draw term loan paydowns, and $130,771 in sales, resulting in $1,754 of net realized loss.

During the three months ended March 31, 2018, we had principal repayments of $721,656, which includes $626,813 of revolver paydowns, resulting in $0 of net realized gain/loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2019, we had $358,007 in net change in unrealized appreciation on $196,908,013 of investments in 55 portfolio companies.

During the three months ended March 31, 2018, we had $26,039 in net change in unrealized depreciation on $34,515,429 of investments in 11 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2019, the net increase in net assets resulting from operations was $1,382,359. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2019, our per share net increase in net assets resulting from operations was $0.21.

For the three months ended March 31, 2018, the net increase in net assets resulting from operations was $234,097. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2018, our per share net increase in net assets resulting from operations was $0.10.

Cash Flows

For the three months ended March 31, 2019, cash increased by $16,551,969. During the same period, we used $56,138,331 in operating activities, primarily as a result of purchases of investments. During the three months ended March 31, 2019, we generated $72,690,300 from financing activities, primarily from issuance of common stock, repurchase of common stock, distributions paid, financing costs paid and borrowings and repayments on the HSBC Credit Facility and Barclays Credit Facility.

For the three months ended March 31, 2018, cash increased by $260,600. During the same period, we used $10,196,652 in operating activities, primarily as a result of purchases of investments. During the three months ended March 31, 2018, we generated $10,457,252 from financing activities, primarily from issuance of common stock and borrowings on our Revolving Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the three months ended March 31, 2019, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At March 31, 2019, and December 31, 2018, we had $19,062,177 and $2,510,208 in cash and cash equivalents, respectively. We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements now existing or that we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of the three months ended March 31, 2019, taken together with our uncalled Capital Commitments of $274,410,365 and $58,000,000 undrawn on our Credit Facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. During the three months ended March 31, 2019, we used $56,138,331 for operating activities.

Equity Activity

We have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of March 31, 2019, we received capital commitments of $360,272,341. Inception to date, we received capital contributions to the Fund of $85,861,976. For the quarter ended March 31, 2019, the Fund had $581,297 of dividend reinvestments, and $72,668 was withdrawn from the Fund as part of the quarter end share repurchase program. As of December 31, 2018, we received inception to date capital contributions to the Fund of $62,736,668. For the quarter ended March 31, 2018, the Fund had $0 of dividend reinvestments, and $0 was withdrawn from the Fund as part of the quarter end share repurchase program.

During the three months ended March 31, 2019, the Fund received additional capital commitments to the Fund of $51,768,231. In addition, one commitment of $85,000, originally committed during the quarter ended March 31, 2019, was subsequently cancelled before any capital was called. Pursuant to the Subscription Agreements, for the three months ended March 31, 2019, we have delivered capital drawdown notices to our investors relating to the issuance of 2,317,068 of our common shares for an aggregate offering of $23,125,308. Proceeds from the issuance were used for investing activities and for other general corporate purposes.

During the three months ended March 31, 2019, we issued 58,319 shares of our common stock to investors who have opted into our dividend reinvestment plan.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2019	March 27, 2019	April 25, 2019	$0.15	$1,057,242

Total distributions declared			$0.15	$1,057,242

There were no distributions declared on the Fund’s common stock during the three months ended March 31, 2018.

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year. For the three months ended March 31, 2019, the Company estimates that the aggregate $1,057,242 distributed to stockholders was attributable to ordinary income and no amounts distributed were attributable to short-term capital gains, based on current earnings for the fiscal year ending December 31, 2019. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the three months ended December 31, 2018, the Company estimates that an aggregate of $847,537 distributed to stockholders was attributable to ordinary income and $63,795 distributed to stockholders was attributable to short-term capital gains, based on earnings for the fiscal year ending December 31, 2018. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should not assume that the source of any distribution is only ordinary income or gains.

Share Repurchase Plan

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

The following table summarizes shares repurchased during the three months ended March 31, 2019:

Payment Date	Shares	Dollar Amount
3/28/2019	7,331	$72,668

There were no shares repurchased during the three months ended March 31, 2018.

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

The following table shows our contractual obligations as of March 31, 2019:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Facility	$12,250,000	$12,250,000	$—	$—	$—
Barclays Credit Facility	$129,750,000	$—	$—	$—	$129,750,000

See “Notes to Financial Statements – Note 4. Credit Facility,” for a discussion of the terms of the Credit Facilities.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, the Fund had unfunded Capital Commitments related to Subscription Agreements of $274,410,365 and $245,767,442, respectively.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the statements of assets and liabilities. As of March 31, 2019 our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$745,925	$(11,189)
American Physician Partners LLC	Revolver	12/21/2021	$333,002	$(4,995)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(9,888)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$239,412	$(4,788)
Businesssolver.com, Inc.	Revolver	05/15/2023	$258,824	$(5,176)
Captain D’s, Inc.	Revolver	12/15/2023	$113,781	$(1,138)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	03/21/2024	$526,880	$(10,538)
Dillon Logistics, Inc.	Revolver	12/11/2023	$171,675	$(3,433)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$10,831	$(54)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,671)
Edgewood Partners Holdings LLC	Delayed Draw Term Loan	07/31/2019	$1,694,263	$(16,943)
Engage2Excel, Inc.	Revolver	03/07/2023	$345,497	$(6,910)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(3,797)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
INH Buyer, Inc.	Revolver	01/31/2024	$178,410	$(2,676)
InSite Wireless Group, LLC	Revolver	03/15/2023	$59,169	$(888)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$445,189	$(7,791)
Maintech, Incorporated	Revolver	12/28/2022	$121,000	$(1,815)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$732,131	$(3,661)
Nuvei Technologies Corp.	Delayed Draw Term Loan	03/28/2020	$156,095	$(1,561)

Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$670,352	$(3,352)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,537	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,369)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$109,690	$(2,194)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
RxBenefits, Inc.	Revolver	03/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,162)
Sirsi Corporation	Revolver	03/15/2024	$830,612	$(12,459)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,339	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$161,378	$(1,614)
Sugarcrm, Inc.	Revolver	07/31/2024	$310,244	$(5,429)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	03/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	03/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$266,813	$(4,002)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,714	$(41,786)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(1,932)
Veriforce Holdings, LLC	Revolver	07/13/2023	$135,190	$4,056

Total 1st Lien/Senior Secured Debt			$33,041,431	$(521,899)

Total			$33,041,431	$(521,899)

As of December 31, 2018, our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$3,212,948	$(48,194)
American Physician Partners LLC	Revolver	12/21/2021	$347,466	$(5,212)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$291,176	$(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	$194,118	$(3,882)
Caliper Software, Inc.	Revolver	11/30/2023	$281,636	$(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	$112,481	$(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	$225,550	$(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$233,718	$(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	$736,677	$(11,050)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	$270,115	$(5,402)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)

GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	$197,231	$(2,958)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$556,562	$(9,740)
Maintech, Incorporated	Revolver	12/28/2022	$60,500	$(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$947,111	$(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$591,549	$(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,536	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	$183,152	$(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,340	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$212,340	$(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	$232,683	$(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,713	$(41,786)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$281,646	$(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

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

Credit Facilities

HSBC Credit Facility Agreement

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

The HSBC Credit Facility will mature on November 13, 2019, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 13, 2019; and (iv) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 13, 2019. On December 19, 2018, the Fund increased the maximum commitment amount on a temporary basis through February 7, 2019 from $100 million to $125 million. On January 31, 2019, the Fund reduced its maximum available borrowings under the HSBC Credit Facility from $125 million to $50 million by giving notice to the Administrative Agent.

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

As of March 31, 2019, we had $12,250,000 outstanding on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. As of December 31, 2018, we had $88,200,000 outstanding on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. We intend to continue to utilize the HSBC Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$303,967	$61,683
Commitment fees	$42,041	$20,482
Amortization of financing costs	$36,593	$67,636

Total interest and debt financing expenses	$382,601	$149,801

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intention to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future of LIBOR or of any particular replacement index rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

Barclays Credit Facility Agreement

On December 19, 2018, the Fund formed AB PCIC Funding I LLC, an indirectly wholly-owned Delaware limited liability company (“ABPCIC Funding”), the primary purpose of which is to function as the Fund’s special purpose, bankruptcy remote, financing subsidiary in connection with a credit agreement (the “Barclays Credit Agreement,” together with all ancillary documents thereto, the “Barclays Credit Facility”) with Barclays Bank PLC, New York Branch (“Barclays”) as facility agent (in such capacity, the “Facility Agent”) and U.S. Bank National Association (“U.S. Bank”) as collateral agent (in such capacity, the “Collateral Agent”), collateral administrator (in such capacity, the “Collateral Administrator”) and custodian (in such capacity, the “Custodian”) providing for borrowings in an aggregate amount up to $150,000,000 collateralized with certain assets sold to ABPCIC Funding by the Fund (the “Collateral”). The Fund has been appointed as the Designated Manager of ABPCIC Funding and as such has full and exclusive control of ABPCIC Funding’s business and makes all decisions affecting its affairs (except with respect to certain material actions). On January 30, 2019, ABPCIC Funding entered into the Barclays Credit Agreement. Concurrently with the closing of the Barclays Credit Agreement, the Fund contributed and/or sold certain assets to ABPCIC Funding pursuant to a transfer agreement (the “Transfer Agreement”), by and between the Fund as seller and ABPCIC Funding as buyer. The Fund expects to continue to contribute and/or sell assets to ABPCIC Funding pursuant to the Transfer Agreement in the future.

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility is held in the custody of the Custodian under an Account Control Agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility are secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser will perform certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser has elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding will reimburse the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed.

The Barclays Credit Facility provides for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility will bear interest paid on an annual adjusted London interbank offered rate for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding will also pay an unused commitment fee of .50% and the commitment will expire on July 30, 2020. Interest is paid quarterly in arrears. Any amounts borrowed under the Barclay’s Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the Barclays Credit Facility. Borrowing under the Barclays Credit Facility is subject to certain restrictions contained in the 1940 Act.

As of March 31, 2019, we had $129,750,000 outstanding on the Barclays Credit Facility and we were in compliance with the terms of the Barclays Credit Facility. We intend to continue to utilize the Barclays Credit Facility to fund investments and for other general corporate purposes.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$883,033	$—
Commitment fees	$37,214	$—
Amortization of financing costs	$106,304	$—

Total interest and debt financing expenses	$1,026,551	$—

Borrowings of ABPCIC Funding will be considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of ABPCIC Funding under the Barclays Credit Facility are non-recourse to the Fund.

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 1.5 to 1 after such borrowing. As of March 31, 2019, our asset coverage ratio was 1.61 to 1. As of December 31, 2018, our asset coverage ratio was 1.72 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

In the future, we may also securitize or finance a portion of our investments with a special purpose vehicle. If we undertake a securitization transaction, we will consolidate our allocable portion of the debt of any securitization subsidiary on our consolidated financial statements, and include such debt in our calculation of the asset coverage test, if and to the extent required pursuant to the guidance of the staff of the SEC.

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

As of March 31, 2019, and December 31, 2018, the Fund had total senior securities of $142,000,000 and $88,200,000, respectively, consisting of borrowings under the HSBC Credit Facility and the Barclays Credit Facility, and had asset coverage ratios of 161% and 172%, respectively.

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

Fund Expenses

For the three months ended March 31, 2019, the Fund incurred $2,698,387 of expenses in relation to professional fees, directors’ fees, management fees, incentive fees, insurance expenses, interest and credit facility expenses, offering costs, transfer agent fees, other fees, and administration and custodian fees, of which $156,418 was reimbursed by the Adviser and its affiliates on behalf of the Fund, and $63,171 of management fees and $76,072 of incentive fees were waived by the Adviser.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2019, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(491,744)	$(355,000)	$(136,744)
Up 100 basis points	1,966,978	1,420,000	546,978
Up 200 basis points	3,933,956	2,840,000	1,093,956
Up 300 basis points	5,900,934	4,260,000	1,640,934

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Assumed Return on Our Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of March 31, 2019(1)	(36.3)%	(22.9)%	(9.5)%	3.8%	17.2%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(41.4)%	(26.4)%	(11.4)%	3.6%	18.6%

(1)

Assumes $233.2 million in total portfolio assets, $146.0 million in senior securities outstanding, $87.2 million in net assets, and an average cost of funds of 5.7%. Actual interest payments may be different.

(2)

Assumes $233.2 million in total portfolio assets, $155.5 million in senior securities outstanding, $77.7 million in net assets, and an average cost of funds of 5.7%. Actual interest payments may be different.

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: May 15, 2019	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)