Form 10-Q
period 2019-06-30
AB Private Credit Investors Corp
filed 2019-08-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 10,620,261 shares of common stock, $0.01 par value per share, outstanding as of August 14, 2019.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2019

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
Assets
Investments, at fair value (amortized cost of $259,544,588 and $138,512,243, respectively)	$258,883,191	$137,803,133
Cash and cash equivalents	9,057,243	2,510,208
Interest receivable	1,561,032	808,707
Deferred financing costs	737,052	172,580
Receivable for investments sold	488,708	—
Prepaid expenses	248,841	102,390
Receivable for fund shares sold	—	12,566,810

Total assets	$270,976,067	$153,963,828

Liabilities
Credit facility payable	$160,050,000	$88,200,000
Interest and credit facility expense payable	1,556,593	247,376
Payable to Adviser	807,851	90,446
Management fees payable	776,284	830,130
Distribution payable	775,195	403,999
Incentive fee payable	529,625	199,862
Professional fees payable	485,302	491,910
Administrator and custodian fees payable	221,350	215,678
Payable for investments purchased	31,559	—
Accrued expenses and other liabilities	14,146	—
Transfer agent fees payable	6,437	10,717
Directors’ fees payable	5,389	—

Total liabilities	$165,259,731	$90,690,118

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 10,620,261 and 6,383,672 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	106,203	63,837
Paid-in capital in excess of par value	106,234,097	63,838,147
Distributable earnings (accumulated loss)	(623,964)	(628,274)

Total net assets	$105,716,336	$63,273,710

Total liabilities and net assets	$270,976,067	$153,963,828

Net asset value per share	$9.95	$9.91

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income, net of amortization/accretion	$5,171,826	$998,748	$8,572,021	$1,607,238
Payment-in-kind interest	33,634	—	62,271	—
Other fee income	135,341	—	135,341	—

Total investment income	5,340,801	998,748	8,769,633	1,607,238

Expenses:
Interest and credit facility expenses	2,010,568	282,213	3,419,720	432,014
Management fees	844,211	173,401	1,460,070	278,873
Professional fees	475,161	925,354	817,522	1,244,542
Collateral management fees	325,809	—	325,809	—
Income-based incentive fee	299,748	—	405,835	—
Administration and custodian fees	79,884	59,681	145,709	115,958
Insurance expenses	63,648	61,706	124,675	122,733
Directors’ fees	37,500	34,160	75,000	71,123
Transfer agent fees	6,437	—	11,099	—
Offering costs	—	52,221	—	103,868
Other expenses	159,442	69,257	215,356	153,278

Total expenses	4,302,408	1,657,993	7,000,795	2,522,389
Waived collateral management fees	(325,809)	—	(325,809)	—
Expense reimbursement from Adviser	(259,263)	(1,086,482)	(415,681)	(1,590,074)
Waived management fees	(67,927)	(24,837)	(131,098)	(37,290)
Waived incentive fees	—	—	(76,072)	—

Net expenses	3,649,409	546,674	6,052,135	895,025

Net investment income before taxes	1,691,392	452,074	2,717,498	712,213

Excise tax expense	—	—	—	3

Net investment income	1,691,392	452,074	2,717,498	712,210

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	(10,906)	—	(12,660)	—
Net change in unrealized appreciation (depreciation) from investments	(310,294)	(20,132)	47,713	(46,171)

Net realized and change in unrealized gains (losses)	(321,200)	(20,132)	35,053	(46,171)

Net increase in net assets resulting from operations	$1,370,192	$431,942	$2,752,551	$666,039

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.18	$0.14	$0.33	$0.25
Earnings per share (basic and diluted):	$0.15	$0.14	$0.34	$0.24
Weighted average shares outstanding:	9,360,422	3,162,502	8,144,403	2,795,307

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at March 31, 2019	8,751,728	$87,517	$87,448,404	$(303,157)	$87,232,764
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,691,392	1,691,392
Net realized gain (loss) on investments	—	—	—	(10,906)	(10,906)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(310,294)	(310,294)
Capital transactions:
Issuance of common stock	1,784,087	17,841	17,945,776	—	17,963,617
Issuance of common shares pursuant to distribution reinvestment plan	91,975	920	914,884	—	915,804
Repurchase of common stock	(7,529)	(75)	(74,967)	—	(75,042)
Distributions to shareholders	—	—	—	(1,690,999)	(1,690,999)

Total increase (decrease) for the three months ended June 30, 2019	1,868,533	18,686	18,785,693	(320,807)	18,483,572

Net assets at June 30, 2019	10,620,261	$106,203	$106,234,097	$(623,964)	$105,716,336

Distributions declared per share	—	$—	$—	$0.16	$0.16

Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$63,273,710
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,717,498	2,717,498
Net realized gain (loss) on investments	—	—	—	(12,660)	(12,660)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	47,713	47,713
Capital transactions:
Issuance of common stock	4,101,155	41,012	41,047,913	—	41,088,925
Issuance of common shares pursuant to distribution reinvestment plan	150,294	1,503	1,495,598	—	1,497,101
Repurchase of common stock	(14,860)	(149)	(147,561)	—	(147,710)
Distributions to shareholders	—	—	—	(2,748,241)	(2,748,241)

Total increase (decrease) for the six months ended June 30, 2019	4,236,589	42,366	42,395,950	4,310	42,442,626

Net assets at June 30, 2019	10,620,261	$106,203	$106,234,097	$(623,964)	$105,716,336

Distributions declared per share	—	$—	$—	$0.31	$0.31

See Notes to Consolidated Unaudited Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at March 31, 2018	3,016,792	$30,168	$30,213,591	$289,520	$30,533,279
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	452,074	452,074
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(20,132)	(20,132)
Capital transactions:
Issuance of common stock	399,596	3,996	3,997,005	—	4,001,001
Issuance of common shares pursuant to distribution reinvestment plan	42,390	424	424,006	—	424,430
Distributions to shareholders	—	—	—	(759,327)	(759,327)

Total increase (decrease) for the three months ended June 30, 2018	441,986	4,420	4,421,011	(327,385)	4,098,046

Net assets at June 30, 2018	3,458,778	$34,588	$34,634,602	$(37,865)	$34,631,325

Distributions declared per share	—	$—	$—	$0.25	$0.25

Net assets at December 31, 2017	2,417,371	$24,174	$24,152,786	$55,423	$24,232,383
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	712,210	712,210
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(46,171)	(46,171)
Capital transactions:
Issuance of common stock	999,017	9,990	10,057,810	—	10,067,800
Issuance of common shares pursuant to distribution reinvestment plan	42,390	424	424,006	—	424,430
Distributions to shareholders	—	—	—	(759,327)	(759,327)

Total increase (decrease) for the six months ended June 30, 2018	1,041,407	10,414	10,481,816	(93,288)	10,398,942

Net assets at June 30, 2018	3,458,778	$34,588	$34,634,602	$(37,865)	$34,631,325

Distributions declared per share	—	$—	$—	$0.25	$0.25

See Notes to Consolidated Unaudited Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,752,551	$666,039

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(140,230,418)	(42,010,623)
Payment-in-kind investments	(62,271)	—
Proceeds from sales of investments and principal repayments	19,732,754	4,873,178
Net realized (gain) loss on investments	12,660	—
Net change in unrealized (appreciation) depreciation on investments	(47,713)	46,171
Amortization of premium and accretion of discount, net	(485,070)	(61,173)
Amortization of deferred financing costs	335,472	152,596
Amortization of deferred offering costs	—	103,868

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(488,708)	—
(Increase) decrease in interest receivable	(752,325)	(308,544)
(Increase) decrease in receivable from Adviser	—	(964,089)
(Increase) decrease in prepaid expenses	(146,451)	(124,768)
Increase (decrease) in investments purchased payable	31,559	—
Increase (decrease) in management fees payable	(53,846)	241,583
Increase (decrease) in due to Adviser	717,405	—
Increase (decrease) in administrator and custodian fees payable	5,672	115,958
Increase (decrease) in professional fees payable	(6,608)	874,259
Increase (decrease) in excise tax payable	—	(2,336)
Increase (decrease) in incentive fees payable	329,763	—
Increase (decrease) in directors’ fees payable	5,389	(187)
Increase (decrease) in transfer agent fees payable	(4,280)	3,949
Increase (decrease) in interest and credit facility expense payable	1,309,217	46,596
Increase (decrease) in accrued organization and offering costs	—	(90,308)
Increase (decrease) in accrued expenses and other liabilities	14,146	312,733

Net cash provided by (used for) operating activities	(117,031,102)	(36,125,098)

Cash flows from financing activities
Issuance of common stock	53,655,735	12,524,051
Repurchase of common stock	(147,710)	—
Distributions paid	(879,944)	—
Financing costs paid	(899,944)	(92,993)
Borrowings on debt	199,300,000	54,950,000
Repayments of debt	(127,450,000)	(46,600,000)

Net cash provided by (used for) financing activities	123,578,137	20,781,058

Net increase (decrease) in cash	6,547,035	(15,344,040)
Cash and cash equivalents, beginning of period	2,510,208	17,139,858

Cash and cash equivalents, end of period	$9,057,243	$1,795,818

Supplemental and non-cash financing activities
Cash paid during the period for interest	$1,657,483	$232,822
Issuance of common shares pursuant to distribution reinvestment plan	$1,497,101	$424,430
Excise taxes paid	$—	$2,339

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2019

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value - 244.88% + * # ^

U.S. Corporate Debt - 240.08%

1st Lien/Senior Secured Debt - 232.86%
BEP Borrower Holdco, LLC	Business Services	Term Loan A	7.41% (L + 5.00%; 1.00% Floor)	06/12/2024	$3,435,477	$3,384,346	$3,383,945
BEP Borrower Holdco, LLC(1)	Business Services	Revolver	7.41% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(6,383)	(6,442)
BEP Borrower Holdco, LLC(1)	Business Services	Delayed Draw Term Loan B	7.41% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(25,531)	(25,766)
BEP Borrower Holdco, LLC(1)	Business Services	Delayed Draw Term Loan A	7.41% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(12,765)	(12,883)
Edgewood Partners Holdings LLC	Business Services	Term Loan	6.65% (L + 4.25%; 1.00% Floor)	09/06/2024	3,130,597	3,101,140	3,099,292
Edgewood Partners Holdings LLC(1) (2)	Business Services	Delayed Draw Term Loan	6.65% (L + 4.25%; 1.00% Floor)	09/06/2024	—	(15,801)	(16,943)
Nuvei Technologies Corp.(3)	Business Services	Initial U.S. Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/29/2025	667,511	661,390	660,836
Nuvei Technologies Corp.(3)	Business Services	Initial Canadian Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/29/2025	1,001,267	992,084	991,255
Nuvei Technologies Corp.(1) (3)	Business Services	Delayed Draw Term Loan	6.89% (L + 4.50%; 1.00% Floor)	09/29/2025	410,885	406,438	406,046
Quirch Foods Holdings, LLC	Business Services	Term Loan B	8.40% (L + 6.00%)	12/19/2025	2,128,242	2,107,823	2,106,960
Single Digits, Inc.	Business Services	Term Loan	8.33% (L + 6.00%; 1.00% Floor)	12/21/2023	3,312,534	3,280,903	3,279,409
Single Digits, Inc.(1) (2)	Business Services	Revolver	8.33% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(3,734)	(4,161)
Single Digits, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	8.33% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(9,644)	(10,404)
Smile Brands, Inc.	Business Services	Term Loan	7.38% (L + 4.50%)	10/12/2024	1,647,969	1,633,177	1,631,489
Smile Brands, Inc.(1)	Business Services	Revolver	9.00% (P + 3.50%)	10/12/2023	97,393	65,741	65,401
Smile Brands, Inc.(1)	Business Services	Delayed Draw Term Loan	7.38% (L + 4.50%)	10/12/2024	216,638	211,033	210,275
Trade Supplies Acquisition, LLC	Business Services	Term Loan	6.91% (L + 4.50%; 1.00% Floor)	11/21/2023	6,269,995	6,182,600	6,269,995
Trade Supplies Acquisition, LLC(1) (2)	Business Services	Revolver	6.91% (L + 4.50%; 1.00% Floor)	11/21/2023	—	(7,771)	—
D1 Holdings LLC	Communications & IT Infrastructure	Note	7.00%	06/26/2020	31,109	31,109	31,109
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Term Loan	7.91% (L + 5.53%; 0.50% Floor)	03/15/2023	2,317,464	2,287,419	2,264,212
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Revolver	7.91% (L + 5.53%; 0.50% Floor)	03/15/2023	98,615	96,414	95,657
Captain D’s, Inc.	Consumer Non-Cyclical	Term Loan	6.89% (L + 4.50%; 1.00% Floor)	12/15/2023	2,013,581	1,997,651	1,993,445
Captain D’s, Inc.(1) (4)	Consumer Non-Cyclical	Revolver	6.89% (L + 4.50%; 1.00% Floor)	12/15/2023	123,087	71,284	70,869
GPS Hospitality Holding Company LLC	Consumer Non-Cyclical	Term Loan B	6.65% (L + 4.25%)	12/08/2025	2,441,587	2,407,330	2,404,963
Lucky Bucks, LLC	Consumer Non-Cyclical	Term Loan	9.62% (L + 7.00%; 1.00% Floor)	04/10/2023	1,020,539	1,004,868	1,002,680
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.52% (L + 7.00%; 1.00% Floor)	04/10/2023	662,826	646,165	643,435
Tropical Smoothie Cafe, LLC	Consumer Non-Cyclical	Term Loan	7.90% (L + 5.50%; 1.00% Floor)	09/24/2023	1,350,089	1,338,393	1,336,588
Tropical Smoothie Cafe, LLC(1)	Consumer Non-Cyclical	Revolver	7.90% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,398	37,224
AEG Holding Company, Inc.	Education	Term Loan	8.42% (L + 6.00%; 1.00% Floor)	11/20/2023	1,885,684	1,848,659	1,847,970
AEG Holding Company, Inc.	Education	Term Loan	8.41% (L + 6.00%, 1.00% Floor)	11/20/2023	6,137,405	6,043,747	6,014,657
AEG Holding Company, Inc.(1)	Education	Revolver	8.41% (L + 6.00%; 1.00% Floor)	11/20/2023	502,589	484,067	480,252
AEG Holding Company, Inc.	Education	Delayed Draw Term Loan	8.42% (L + 6.00%; 1.00% Floor)	11/20/2023	1,083,629	1,067,655	1,061,957
BCP Raptor II, LLC(5)	Energy	Term Loan	7.15% (L + 4.75%)	11/03/2025	5,740,914	5,733,592	5,449,103
Brazos Delaware II, LLC(5)	Energy	Term Loan B	6.38% (L + 4.00%)	05/21/2025	4,065,694	3,958,474	3,816,670
Nine Point Energy, LLC	Energy	Term Loan	7.92% (L + 5.50%; 1.00% Floor)	06/07/2024	4,921,875	4,824,080	4,823,438
Nine Point Energy, LLC(1)	Energy	Revolver	7.92% (L + 5.50%; 1.00% Floor)	06/07/2024	—	(6,497)	(6,563)
Nine Point Energy, LLC(1)	Energy	Delayed Draw Term Loan	7.92% (L + 5.50%; 1.00% Floor)	06/07/2024	—	(34,713)	(35,000)
American Physician Partners, LLC	Healthcare & HCIT	Term Loan A	8.83% (L + 6.50%; 1.00% Floor)	12/21/2021	5,730,469	5,655,562	5,644,512
American Physician Partners, LLC(1)	Healthcare & HCIT	Revolver	8.83% (L + 6.50%; 1.00% Floor)	12/21/2021	217,561	212,101	210,901
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	8.83% (L + 6.50%; 1.00% Floor)	12/21/2021	707,573	694,410	691,365
Analogic Corporation	Healthcare & HCIT	Term Loan	8.40% (L + 6.00%; 1.00% Floor)	06/24/2024	2,990,446	2,939,106	2,930,637
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	8.40% (L + 6.00%; 1.00% Floor)	06/22/2023	—	(4,785)	(5,739)
CutisPharma Inc.	Healthcare & HCIT	Term Loan	8.28% (L + 5.75%; 1.00% Floor)	03/21/2023	7,292,268	7,167,992	7,164,653
CutisPharma Inc.(1) (2)	Healthcare & HCIT	Revolver	8.28% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(8,199)	(8,451)
CutisPharma Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.28% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(32,794)	(33,805)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	8.16% (L + 5.75%; 1.00% Floor)	03/21/2024	4,436,327	4,351,549	4,347,601

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Delaware Valley Management Holdings, Inc.(1) (2)	Healthcare & HCIT	Revolver	8.16% (L + 5.75%, 1.00% Floor)	03/21/2024	$—	$(9,977)	$(10,538)
Delaware Valley Management Holdings, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.16% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(56,138)	(105,376)
Ethos Veterinary Health LLC(1)	Healthcare & HCIT	Term Loan	7.40% (L + 5.00%)	05/15/2026	3,394,503	3,352,533	3,352,167
GHA Buyer, Inc.	Healthcare & HCIT	Term Loan	7.90% (L + 5.50%; 1.00% Floor)	10/23/2023	2,008,257	1,972,866	1,968,092
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	7.90% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(3,505)	(4,050)
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	7.90% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(3,978)	(13,501)
INH Buyer, Inc.	Healthcare & HCIT	Term Loan	9.08% (L + 6.50%; 1.00% Floor)	01/31/2025	8,665,076	8,540,142	8,535,100
INH Buyer, Inc.(1)	Healthcare & HCIT	Revolver	9.08% (L + 6.50%; 1.00% Floor)	01/31/2024	27,448	24,568	24,360
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Term Loan	6.60% (L + 4.25%; 1.00% Floor)	05/18/2023	1,854,957	1,825,508	1,817,858
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	6.60% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(7,317)	(9,368)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.58% (L + 4.25%; 1.00% Floor)	05/18/2023	2,833,963	2,761,299	2,740,278
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	8.83% (L + 6.25%; 1.00% Floor)	01/03/2023	3,158,079	3,103,274	3,094,917
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	8.78% (L + 6.25%; 1.00% Floor)	01/03/2023	1,969,437	1,940,738	1,930,048
Platinum Dermatology Partners, LLC(1) (6)	Healthcare & HCIT	Revolver	8.83% (L + 6.25%; 1.00% Floor)	01/03/2023	229,352	222,303	219,380
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	8.58% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,397,097	1,386,084
Qualifacts Corporation	Healthcare & HCIT	Term Loan	8.44% (L + 6.00%; 1.00% Floor)	12/12/2022	2,820,000	2,775,556	2,820,000
Qualifacts Corporation(1) (2)	Healthcare & HCIT	Revolver	8.44% (L + 6.00%; 1.00% Floor)	12/12/2022	—	(4,173)	—
RCP Encore Acquisition, Inc.	Healthcare & HCIT	Term Loan	7.16% (L + 4.75%; 1.00% Floor)	06/09/2025	3,994,739	3,955,117	3,954,792
Theranest, LLC	Healthcare & HCIT	Term Loan	7.59% (L + 5.00%; 1.00% Floor)	07/24/2023	3,000,000	2,949,937	2,940,000
Theranest, LLC(1) (2)	Healthcare & HCIT	Revolver	7.59% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(7,000)	(8,571)
Theranest, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.52% (L + 5.00%; 1.00% Floor)	07/24/2023	1,062,214	1,027,334	1,017,214
RxBenefits, Inc.	Pharmaceutical	Term Loan A	7.70% (L + 5.50%; 1.00% Floor)	03/28/2025	5,807,092	5,807,092	5,749,021
RxBenefits, Inc.(1) (2)	Pharmaceutical	Revolver	7.70% (L + 5.50%; 1.00% Floor)	03/29/2024	92,427	—	(5,758)
AMI US Holdings Inc.	Software & Services	Term Loan	7.94% (L + 5.50%; 1.00% Floor)	04/01/2025	8,298,200	8,137,541	8,132,236
AMI US Holdings Inc.(1)	Software & Services	Revolver	7.94% (L + 5.50%)	04/01/2024	218,921	198,072	197,029
Avetta, LLC	Software & Services	Term Loan	7.90% (L + 5.50%; 1.00% Floor)	04/10/2024	3,303,804	3,215,782	3,237,728
Avetta, LLC(1) (2)	Software & Services	Revolver	7.90% (L + 5.50%; 1.00% Floor)	04/10/2024	—	(7,519)	(9,888)
Avetta, LLC	Software & Services	Incremental Term Loan B	7.90% (L + 5.50%; 1.00% Floor)	04/10/2024	4,348,612	4,263,171	4,261,639
Avetta, LLC(1) (2)	Software & Services	Delayed Draw Term Loan	7.90% (L + 5.50%; 1.00% Floor)	04/10/2024	—	(12,401)	(12,360)
Broadway Technology, LLC	Software & Services	Term Loan	7.34% (L + 4.75%; 1.00% Floor)	04/01/2024	4,466,994	4,380,053	4,377,654
Broadway Technology, LLC(1) (2)	Software & Services	Revolver	7.34% (L + 4.75%; 1.00% Floor)	04/01/2024	—	(7,311)	(7,677)
Businesssolver.com, Inc.	Software & Services	Term Loan	10.02% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,546,582	2,588,235
Businesssolver.com, Inc.(1)	Software & Services	Revolver	10.02% (L + 7.50%; 1.00% Floor)	05/15/2023	38,824	33,804	38,824
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	10.02% (L + 7.50%; 1.00% Floor)	05/15/2023	213,529	210,130	213,529
Degreed, Inc.	Software & Services	Term Loan	8.75% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,206,240	2,206,051
Degreed, Inc.	Software & Services	Revolver	8.75% (L + 6.35%; 1.00% Floor)	05/31/2024	417,813	413,689	413,635
Degreed, Inc.(1) (2)	Software & Services	Delayed Draw Term Loan	8.75% (L + 6.35%; 1.00% Floor)	05/31/2024	—	(14,432)	(14,623)
Drilling Info Holdings, Inc.(5)	Software & Services	Term Loan	6.65% (L + 4.25%)	07/30/2025	3,395,236	3,381,242	3,378,259
Drilling Info Holdings, Inc.(1) (2) (5)	Software & Services	Delayed Draw Term Loan	6.65% (L + 4.25%)	07/30/2025	—	(78)	(86)
E2open LLC	Software & Services	Term Loan	7.52% (L + 5.00%; 1.00% Floor)	11/26/2024	4,129,542	4,072,678	4,067,598
E2open LLC(1) (2)	Software & Services	Revolver	7.52% (L + 5.00%; 1.00% Floor)	11/26/2024	—	(4,219)	(4,670)
E2open LLC	Software & Services	Delayed Draw Term Loan	7.52% (L + 5.00%; 1.00% Floor)	11/26/2024	827,750	821,732	815,334
Engage2Excel, Inc.	Software & Services	Term Loan	9.09% (L + 6.50%; 1.00% Floor)	03/07/2023	2,985,306	2,936,525	2,925,600
Engage2Excel, Inc.	Software & Services	Term Loan	9.12% (L + 6.50%; 1.00% Floor)	03/07/2023	1,035,669	1,015,757	1,014,956
Engage2Excel, Inc.(1)	Software & Services	Revolver	11.00% (P + 5.50%; 1.00% Floor)	03/07/2023	109,931	103,426	102,393
Engage2Excel, Inc.(1) (2)	Software & Services	Delayed Draw Term Loan	11.00% (P + 5.50%; 1.00% Floor)	03/07/2023	—	(6,345)	(6,645)
EnterpriseDB Corporation	Software & Services	Term Loan	7.64% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	7,799,171	7,643,764	7,643,188
EnterpriseDB Corporation(1)	Software & Services	Revolver	7.64% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	—	(13,867)	(13,927)
Exterro, Inc.	Software & Services	Term Loan	7.03% (L + 4.50%; 1.00% Floor)	05/31/2024	6,082,851	5,962,245	5,961,194
Exterro, Inc.(1) (2)	Software & Services	Revolver	7.03% (L + 4.50%; 1.00% Floor)	05/31/2024	—	(4,850)	(6,600)
Exterro, Inc.	Software & Services	Initial Term Loan	7.01% (L + 4.50%; 1.00% Floor)	05/31/2024	2,940,300	2,893,748	2,881,494
Finalsite Holdings, Inc.	Software & Services	Term Loan	8.09% (L + 5.50%; 1.00% Floor)	09/25/2024	3,349,908	3,297,464	3,299,659
Finalsite Holdings, Inc.(1) (2)	Software & Services	Revolver	8.09% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(3,880)	(3,797)
Genesis Acquisition Co.	Software & Services	Term Loan	6.33% (L + 4.00%)	07/31/2024	1,369,583	1,345,819	1,342,192
Genesis Acquisition Co.(1) (2)	Software & Services	Revolver	6.33% (L + 4.00%)	07/31/2024	—	(3,446)	(4,048)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Genesis Acquisition Co.(1) (2)	Software & Services	Delayed Draw Term Loan	6.33% (L + 4.00%)	07/31/2024	$—	$(3,107)	$(3,645)
Ministry Brands, LLC	Software & Services	Term Loan	6.33% (L + 4.00%; 1.00% Floor)	12/02/2022	3,160,387	3,148,453	3,144,585

Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	6.33% (L + 4.00%; 1.00% Floor)	12/02/2022	660,923	655,644	653,958
Perforce Intermediate Holdings, LLC	Software & Services	Term Loan	9.00% (P + 3.50%; 1.00% Floor)	12/27/2024	6,336,042	6,173,633	6,336,042
Perforce Intermediate Holdings, LLC(1)	Software & Services	Revolver	9.00% (P + 3.50%; 1.00% Floor)	12/28/2022	40,221	27,902	40,221
Rhode Holdings Inc.	Software & Services	Term Loan	7.94% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	4,462,010	4,418,747	4,372,770
Rhode Holdings Inc.(1) (2)	Software & Services	Revolver	7.94% (L + 6.50%; 1.00% Floor)	05/02/2025	—	(3,665)	(7,520)
Rhode Holdings Inc.(1) (2)	Software & Services	Delayed Draw Term Loan	7.94% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	—	(5,234)	(5,371)
Selligent, Inc.	Software & Services	Term Loan	7.83% (L + 5.50%; 1.00% Floor)	11/05/2024	1,916,701	1,891,001	1,887,950
Selligent, Inc.(1) (2)	Software & Services	Revolver	7.83% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,625)	(3,010)
Sirsi Corporation	Software & Services	Term Loan	7.27% (L + 4.75%; 1.00% Floor)	03/15/2024	9,079,627	8,952,532	8,943,433
Sirsi Corporation(1)	Software & Services	Revolver	7.16% (L + 4.75%; 1.00% Floor)	03/15/2024	221,497	213,660	213,190
Sugarcrm Inc.	Software & Services	Term Loan	9.15% (L + 6.75%; 1.00% Floor)	07/31/2024	3,235,401	3,185,731	3,178,782
Sugarcrm Inc.(1)	Software & Services	Revolver	9.39% (L + 6.75%; 1.00% Floor)	07/31/2024	186,146	181,525	180,717
Summit Infrastructure Group, Inc.	Software & Services	Term Loan	7.42% (L + 5.00%; 1.00% Floor)	03/15/2024	7,035,977	6,899,689	6,895,257
Summit Infrastructure Group, Inc.(1) (2)	Software & Services	Revolver	7.42% (L + 5.00%; 1.00% Floor)	03/15/2024	—	(10,622)	(11,258)
Summit Infrastructure Group, Inc.(1) (2)	Software & Services	Delayed Draw Term Loan	7.42% (L + 5.00%; 1.00% Floor)	03/15/2024	—	(21,244)	(22,515)
Swiftpage, Inc.	Software & Services	Term Loan A	7.91% (L + 5.50%; 1.00% Floor)	06/13/2023	230,957	226,628	226,338
Swiftpage, Inc.	Software & Services	Term Loan	7.90% (L + 5.50%; 1.00% Floor)	06/13/2023	2,509,463	2,468,639	2,459,274
Swiftpage, Inc.(1) (2)	Software & Services	Revolver	7.90% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(3,582)	(4,506)
Symplr Software, Inc.(7)	Software & Services	Term Loan	8.33% (L + 6.00%)	11/28/2025	5,785,985	5,703,468	5,699,195
Symplr Software, Inc.(1) (7)	Software & Services	Revolver	8.33% (L + 6.00%)	11/30/2023	169,870	165,938	165,423
TRGRP, Inc.	Software & Services	Term Loan	9.33% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,744,543	4,658,204	4,649,652
TRGRP, Inc.(1) (2)	Software & Services	Revolver	9.33% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(5,803)	(6,667)
TRGRP, Inc.	Software & Services	Incremental Term Loan	9.33% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,060,223	1,039,216	1,039,019
Velocity Purchaser Corporation	Software & Services	Term Loan	8.41% (L + 6.00%; 1.00% Floor)	12/01/2022	2,815,750	2,776,380	2,787,593
Velocity Purchaser Corporation	Software & Services	Term Loan	8.40% (L + 6.00%; 1.00% Floor)	12/01/2022	700,038	688,051	693,037
Velocity Purchaser Corporation(1) (2)	Software & Services	Revolver	8.40% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(2,837)	(1,932)
Watermark Insights, LLC	Software & Services	Term Loan	7.14% (L + 4.75%; 1.00% Floor)	06/07/2024	2,625,967	2,603,760	2,599,708
Watermark Insights, LLC	Software & Services	Delayed Draw Term Loan	7.14% (L + 4.75%; 1.00% Floor)	06/07/2024	329,538	327,515	326,242
Purchasing Power, LLC	Specialty Finance	Term Loan	9.65% (L + 7.25%; 1.00% Floor)	02/06/2024	2,978,974	2,928,936	2,926,842
Dillon Logistics, Inc.	Transport & Logistics	Term Loan C	9.58% (L + 7.00%; 1.00% Floor)	12/31/2020	72,970	72,167	68,592
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	9.58% (L + 7.00%; 1.00% Floor)	12/11/2023	1,143,656	1,122,895	1,075,037
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	9.58% (L + 7.00%; 1.00% Floor)	12/11/2023	2,592,288	2,545,108	2,436,750
Dillon Logistics, Inc.(1) (8)	Transport & Logistics	Revolver	9.54% (L + 7.00%; 1.00% Floor)	12/11/2023	337,944	332,293	313,546
OSG Bulk Ships, Inc.	Transport & Logistics	Term Loan	7.44% (L + 5.00%)	12/21/2023	6,291,798	6,220,214	6,213,151

Total 1st Lien/Senior Secured Debt						246,890,685	246,168,779

2nd Lien/Junior Secured Debt —7.22%
Brave Parent Holdings, Inc.	Energy	Term Loan	10.08% (L + 7.50%)	04/17/2026	1,230,107	1,202,817	1,200,773
Conterra Ultra Broadband Holdings, Inc.	Software & Services	Term Loan	10.44% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,440,954	6,439,645

Total 2nd Lien/Junior Secured Debt						7,643,771	7,640,418

Total U.S. Corporate Debt						254,534,456	253,809,197

Portfolio Company		Industry	Coupon		Shares	Cost	Fair Value
U.S. Preferred Stock - 3.53%
Degreed, Inc.(9)		Software & Services			43,819	$278,541	$278,540
Heap(9)		Software & Services			189,617	696,351	696,351
Protoscale Rubrik(9)		Software & Services			25,397	598,212	598,201
Symplr Software Intermediate Holdings, Inc.(9)		Software & Services			1,196	1,160,531	1,160,531
Workfront, Inc.(9)		Software & Services			104,058	999,998	999,998

Total U.S. Preferred Stock						3,733,633	3,733,621
U.S. Common Stock - 1.27%
SSC TS Investments, LLC(9) (10)		Business Services			62,734	$62,734	$67,753
Leeds FEG Investors, LLC(9)		Education			311	311,400	370,255

Portfolio Company		Industry	Coupon		Shares	Cost	Fair Value
INH Group Holdings(9)		Healthcare & HCIT			484,552	$484,552	$484,552
Aggregator, LLC(9)		Software & Services			417,813	417,813	417,813
Total U.S. Common Stock						1,276,499	1,340,373

TOTAL INVESTMENTS - 244.88%(11)						$259,544,588	$258,883,191

Cash Equivalents - 6.81%

U.S. Investment Companies - 6.81%
Fidelity Government Portfolio I(12)		Money Market Portfolio	2.23% (13)		2,317,109	$2,317,109	$2,317,109

Fidelity Government Portfolio I(12)	Money Market Portfolio	2.23% (13)	4,885,139	4,885,139	4,885,139

Total U.S. Investment Companies				7,202,248	7,202,248

Total Cash Equivalents				7,202,248	7,202,248

LIABILITIES IN EXCESS OF OTHER ASSETS - (151.69%)					$(160,369,103)

NET ASSETS—100.00%					$105,716,336

+

As of June 30, 2019, qualifying assets represented 97.43% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of June 30, 2019, rates for 1M L, 2M L, 3M L and 6M L are 2.40%, 2.33%, 2.32% and 2.20%, respectively. As of June 30, 2019, the U.S. Prime rate was 5.50%.

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

(3)	Pivotal Payments, Inc. has been renamed to Nuvei Technologies Corp. in 2019.
(4)	$16,254 of the funded par amount accrues interest at 9.00% (P+3.50%).
(5)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(6)	$104,704 of the funded par amount accrues interest at 10.75% (P+5.25%).
(7)	Caliper Software, Inc. has been renamed to Symplr Software, Inc. in 2019.
(8)	$9,143 of the funded par amount accrues interest at 11.50% (P+6.00%).
(9)	Non-income producing investment.
(10)	SSC TS Investments, LLC is held through ABPCIC SSC TS Holdings LLC.
(11)

Aggregate gross unrealized appreciation for federal income tax purposes is $473,826; aggregate gross unrealized depreciation for federal income tax purposes is $1,135,223. Net unrealized depreciation is $661,397 based upon a tax cost basis of $259,544,588.

(12)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(13)	The rate shown is the annualized seven-day yield as of June 30, 2019.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2018

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value—217.79% + * # ^
U.S. Corporate Debt—215.36%
1st Lien/Senior Secured Debt—213.46%
Pivotal Payments Direct Corp.	Business Services	Initial Canadian Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	$1,004,630	$994,863	$994,584
Pivotal Payments, Inc.	Business Services	Initial U.S. Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	672,556	666,017	665,830
Pivotal Payments, Inc.(1)	Business Services	Delayed Draw Term Loan	7.01% (L + 4.50%; 1.00% Floor)	09/28/2025	302,582	297,860	297,725
Single Digits, Inc.	Business Services	Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	3,329,180	3,295,889	3,295,889
Single Digits, Inc.(1) (2)	Business Services	Revolver	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(4,161)	(4,161)
Single Digits, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(10,404)	(10,404)
Smile Brands, Inc.	Business Services	Term Loan	7.13% (L + 4.50%)	10/12/2024	1,656,250	1,640,203	1,639,688
Smile Brands, Inc.(1)	Business Services	Revolver	9.00% (P + 3.50%)	10/12/2023	42,468	40,015	39,920
Smile Brands, Inc.(1)	Business Services	Delayed Draw Term Loan	7.13% (L + 4.50%)	10/12/2024	159,680	153,543	153,309
Trade Supplies Acquisition, LLC	Business Services	Term Loan	7.01% (L + 4.50%; 1.00% Floor)	11/21/2023	6,301,503	6,208,200	6,206,980
Trade Supplies Acquisition, LLC(1)	Business Services	Revolver	9.00% (P + 3.50%; 1.00% Floor)	11/21/2023	119,748	111,113	110,914
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Term Loan	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	2,238,572	2,206,783	2,185,319
InSite Wireless Group, LLC(1) (2)	Communications & IT Infrastructure	Revolver	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	—	(2,490)	(2,958)
Maintech, Incorporated(3)	Communications & IT Infrastructure	Term Loan	9.80% (L + 7.00%; 1.00% Floor)	12/28/2022	2,887,500	2,845,887	2,844,187
Maintech, Incorporated (1) (3) (4)	Communications & IT Infrastructure	Revolver	11.50% (P + 6.00%; 1.00% Floor)	12/28/2022	214,500	211,071	210,375
Captain D’s, Inc.	Consumer Non-Cyclical	Term Loan	7.30% (L + 4.50%; 1.00% Floor)	12/15/2023	2,057,194	2,039,173	2,036,622
Captain D’s, Inc.(1) (5)	Consumer Non-Cyclical	Revolver	9.00% (P + 3.50%; 1.00% Floor)	12/15/2023	82,573	80,898	80,622
GPS Hospitality Holding Company LLC	Consumer Non-Cyclical	Term Loan B	6.99% (L + 4.25%)	12/06/2025	2,453,856	2,417,343	2,417,048
Lucky Bucks, LLC	Consumer Non-Cyclical	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	04/09/2023	1,078,856	1,060,428	1,059,976
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.86% (L + 7.00%; 1.00% Floor)	04/09/2023	551,452	532,621	532,061
Tropical Smoothie Café, LLC	Consumer Non-Cyclical	Term Loan	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	1,350,089	1,337,204	1,336,588
Tropical Smoothie Café, LLC(1)	Consumer Non-Cyclical	Revolver	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,285	37,224
AEG Holding Company, Inc.	Education	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	6,168,559	6,064,136	6,045,188
AEG Holding Company, Inc.(1)	Education	Revolver	8.52% (L + 6.00%; 1.00% Floor)	11/20/2023	595,996	582,236	579,742
AEG Holding Company, Inc.(1) (2)	Education	Delayed Draw Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(17,771)	(21,673)
BCP Raptor II, LLC(6)	Energy	Term Loan	7.37% (L + 4.75%)	11/03/2025	5,740,914	5,712,752	5,303,169
Brazos Delaware II, LLC(6)	Energy	Term Loan B	6.50% (L + 4.00%)	05/21/2025	4,086,228	3,957,985	3,738,898
American Physician Partners LLC	Healthcare & HCIT	Term Loan A	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	3,113,453	3,068,540	3,066,751
American Physician Partners LLC(1)	Healthcare & HCIT	Revolver	9.29% (L + 6.25%; 1.00% Floor)	12/21/2021	241,459	232,964	232,626
American Physician Partners LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	446,243	393,462	391,355
Analogic Corporation	Healthcare & HCIT	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	06/22/2024	3,005,511	2,949,568	2,945,401
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	8.52% (L + 6.00%; 1.00% Floor)	06/22/2023	—	(5,246)	(5,739)
GHA Buyer, Inc.	Healthcare & HCIT	Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	2,025,133	1,985,938	1,984,631
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(3,895)	(4,050)
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(5,966)	(13,501)
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	1,864,326	1,831,047	1,827,039
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(8,226)	(9,368)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	2,763,699	2,681,310	2,670,014
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	3,169,048	3,108,282	3,105,667
Platinum Dermatology Partners, LLC(1) (2)	Healthcare & HCIT	Revolver	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	—	(8,024)	(9,972)
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	9.11% (L + 6.25%; 1.00% Floor)	01/03/2023	1,979,408	1,946,432	1,939,820
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	9.13% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,392,746	1,386,084
Qualifacts Corporation	Healthcare & HCIT	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	2,820,000	2,773,525	2,805,900
Qualifacts Corporation(1) (2)	Healthcare & HCIT	Revolver	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(4,756)	(1,500)
Theranest, LLC	Healthcare & HCIT	Term Loan	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	3,000,000	2,944,416	2,940,000

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Theranest, LLC(1) (2)	Healthcare & HCIT	Revolver	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	$—	$(7,832)	$(8,571)
Theranest, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.00%; 1.00% Floor)	07/23/2023	214,286	173,176	169,286
Avetta, LLC	Software & Services	Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	3,320,490	3,260,667	3,287,285
Avetta, LLC(1) (2)	Software & Services	Revolver	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(8,475)	(4,944)
Avetta, LLC(1) (2)	Software & Services	Delayed Draw Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(13,634)	(12,360)
Businesssolver.com, Inc.	Software & Services	Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,541,806	2,536,471
Businesssolver.com, Inc.(1)	Software & Services	Revolver	12.00% (P + 6.50%; 1.00% Floor)	05/15/2023	129,412	123,756	122,941
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	97,059	93,663	89,294
Caliper Software, Inc.	Software & Services	Term Loan	8.02% (L + 5.50%)	11/30/2025	3,891,026	3,832,660	3,832,660
Caliper Software, Inc.(1)	Software & Services	Revolver	8.02% (L + 5.50%)	11/30/2023	14,823	10,376	10,376
Drilling Info Holdings, Inc.(6)	Software & Services	Term Loan	6.77% (L + 4.25%)	07/30/2025	3,059,098	3,044,509	3,039,979
Drilling Info Holdings, Inc. (1) (2) (6)	Software & Services	Delayed Draw Term Loan	6.77% (L + 4.25%)	07/30/2025	—	(1,103)	(1,461)
E2open LLC	Software & Services	Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	4,150,293	4,088,890	4,088,039
E2open LLC(1) (2)	Software & Services	Revolver	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	—	(4,595)	(4,670)
E2open LLC(1)	Software & Services	Delayed Draw Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	93,382	86,567	80,931
Engage2Excel, Inc.	Software & Services	Term Loan	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	3,000,421	2,945,737	2,940,413
Engage2Excel, Inc.(1)	Software & Services	Revolver	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	106,790	99,884	99,252
Exterro, Inc.	Software & Services	Initial Term Loan	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	2,955,150	2,903,587	2,896,047
Exterro, Inc.(1) (2)	Software & Services	Revolver	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(5,651)	(6,600)
Finalsite Holdings, Inc.	Software & Services	Term Loan	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	3,366,784	3,309,983	3,307,865
Finalsite Holdings, Inc.(1) (2)	Software & Services	Revolver	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(4,234)	(4,430)
Genesis Acquisition Co.	Software & Services	Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	1,376,466	1,350,527	1,348,936
Genesis Acquisition Co.(1) (2)	Software & Services	Revolver	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,772)	(4,048)
Genesis Acquisition Co.(1) (2)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,399)	(3,645)
Ministry Brands, LLC	Software & Services	1st Lien Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	3,176,249	3,162,463	3,160,367
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	448,683	442,681	441,704
Perforce Intermediate Holdings, LLC	Software & Services	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	12/27/2024	3,835,253	3,758,340	3,796,900
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	Revolver	6.77% (L + 4.25%; 1.00% Floor)	12/28/2022	—	(10,987)	(5,915)
Selligent, Inc.	Software & Services	Term Loan	8.09% (L + 5.50%; 1.00% Floor)	11/05/2024	1,926,332	1,898,180	1,897,437
Selligent, Inc.(1) (2)	Software & Services	Revolver	8.09% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,917)	(3,010)
Sugarcrm, Inc.	Software & Services	Term Loan	9.27% (L + 6.75%; 1.00% Floor)	07/31/2024	3,235,401	3,181,827	3,178,782
Sugarcrm, Inc.(1)	Software & Services	Revolver	9.43% (L + 6.75%; 1.00% Floor)	07/31/2024	77,561	72,502	72,132
Swiftpage, Inc.	Software & Services	Term Loan	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	2,522,137	2,476,347	2,471,694
Swiftpage, Inc.	Software & Services	Term Loan A	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	232,118	227,512	227,475
Swiftpage, Inc.(1) (2)	Software & Services	Revolver	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(4,019)	(4,506)
TRGRP Acquisition Corp.	Software & Services	Term Loan	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,686,111	4,595,436	4,592,389
TRGRP Acquisition Corp.(1) (2)	Software & Services	Revolver	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(6,447)	(6,667)
Velocity Purchaser Corporation	Software & Services	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	2,931,594	2,883,855	2,872,962
Velocity Purchaser Corporation	Software & Services	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	12/01/2022	728,749	714,791	714,174
Velocity Purchaser Corporation(1) (2)	Software & Services	Revolver	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(3,174)	(3,865)
Veriforce Holdings, LLC	Software & Services	Term Loan	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	3,082,612	3,032,743	3,028,666
Veriforce Holdings, LLC(1) (2)	Software & Services	Revolver	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	—	(4,556)	(4,929)
Watermark Insights, LLC	Software & Services	Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	2,639,230	2,614,903	2,612,837
Watermark Insights, LLC	Software & Services	Delayed Draw Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	331,198	328,821	327,886
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	2,592,288	2,540,918	2,540,442
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	1,270,729	1,245,548	1,245,315
Dillon Logistics, Inc.	Transport & Logistics	Term Loan C	9.80% (L + 7.00%; 1.00% Floor)	12/31/2020	304,975	299,032	298,876
Dillon Logistics, Inc.(1)	Transport & Logistics	Revolver	9.65% (L + 7.00%; 1.00% Floor)	12/11/2023	333,571	325,211	325,133
OSG Bulk Ships, Inc.	Transport & Logistics	Term Loan	7.78% (L + 5.00%)	12/21/2023	6,544,642	6,463,245	6,462,835

Total 1st Lien/Senior Secured Debt						135,776,144	135,061,980

2nd Lien/Junior Secured Debt —1.90%
Brave Parent Holdings, Inc.	Energy	Term Loan	10.02% (L + 7.50%)	04/17/2026	1,230,107	1,201,433	1,200,773

Total 2nd Lien/Junior Secured Debt						1,201,433	1,200,773

Total U.S. Corporate Debt						136,977,577	136,262,753

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
U.S. Preferred Stock—1.83%
Symplr Software Intermediate Holdings, Inc.(7)	Software & Services		$1,196	$1,160,531	$1,160,531

Total U.S. Preferred Stock				1,160,531	1,160,531
U.S. Common Stock—0.60%
SSC TS Investments, LLC(7) (8)	Business Services		62,734	$62,735	$62,735
Leeds FEG Investors, LLC(7)	Education		311	$311,400	$317,114

Total U.S. Common Stock				374,135	379,849
TOTAL INVESTMENTS—217.79%(9)				$138,512,243	$137,803,133

LIABILITIES IN EXCESS OF OTHER ASSETS—(117.79%)					$(74,529,423)

NET ASSETS—100.00%					$63,273,710

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

(3)	D1MT Holdings LLC has been renamed to Maintech, Incorporated in 2018.
(4)	$55,000 of the funded par amount accrues interest at 9.39% (L+7.00%; 1.00% Floor).
(5)	$33,159 of the funded par amount accrues interest at 6.89% (L+4.50%; 1.00% Floor).
(6)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	Non-income producing investment.
(8)	SSC TS Investments, LLC is held through ABPCIC SSC TS Holdings LLC.
(9)

Aggregate gross unrealized appreciation for federal income tax purposes is $116,400; aggregate gross unrealized depreciation for federal income tax purposes is $825,510. Net unrealized depreciation is $709,110 based upon a tax cost basis of $138,512,243.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At June 30, 2019, the Fund had total Capital Commitments of $359,356,251, of which 71% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

Cash and Cash Equivalents

Cash consists of demand deposits and money market portfolios. Cash is carried at cost, which approximates fair value. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Fund considers all highly liquid investments, with original maturities of less than ninety days, as cash equivalents.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2019, the Fund accrued excise taxes of $0 and $0, respectively. For the three and six months ended June 30, 2018, the Fund accrued excise taxes of $0 and $3, respectively. As of June 30, 2019, and December 31, 2018, $0 and $0, respectively, of accrued excise taxes remained payable.

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

Recent Accounting Pronouncements

As of and for the three and six months ended June 30, 2019, there are no recent accounting pronouncements that affect the Fund.

3. Related Party Transactions

Advisory Agreement

On July 5, 2017, the Board approved the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated. For the three and six months ended June 30, 2019, the Fund incurred a management fee of $844,211 and $1,460,070, respectively, of which $67,927 and $131,098, respectively, were voluntarily waived by the Adviser. For the three and six months ended June 30, 2018, the Fund incurred a management fee of $173,401 and $278,873, respectively, of which $24,837 and $37,290, respectively, were voluntarily waived by the Adviser. As of June 30, 2019 and December 31, 2018, $776,284 and $830,130, respectively, of accrued management fee remained payable.

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

For the three and six months ended June 30, 2019, the Fund incurred income-based incentive fees of $299,748 and $405,835, respectively, of which $0 and $76,072, respectively, was voluntarily waived by the Adviser. As of and for the three and six months ended June 30, 2018, no incentive fees have been incurred or were payable. As of June 30, 2019 and December 31, 2018, $529,625 and $199,862, respectively, of accrued income-based incentive fees remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and June 30, 2018.

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

As of June 30, 2019, the amount of Expense Payments provided by the Adviser since inception is $4,752,507. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of June 30, 2019, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	6.057%	June 30, 2022	1.0%

Total	$4,752,507

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

For the three and six months ended June 30, 2019, the Fund accrued $6,437 and $11,099 in transfer agent fees, respectively. For the three and six months ended June 30, 2018, the Fund did not accrue any transfer agent fees. As of June 30, 2019 and December 31, 2018, $6,437 and $10,717, respectively, of accrued transfer agent fees remained payable.

4. Credit Facility

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of June 30, 2019, the Fund has adjusted the Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the administrative agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2019, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

On January 30, 2019, ABPCIC Funding entered into a Credit Agreement (the “Barclays Credit Facility”) with Barclays Bank PLC, New York Branch (“Barclays”) as facility agent (in such capacity, the “Facility Agent”) and U.S. Bank National Association (“U.S. Bank”) as collateral agent (in such capacity, the “Collateral Agent”), collateral administrator (in such capacity, the “Collateral Administrator”) and custodian (in such capacity, the “Custodian”).

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility is held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility are secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser will perform certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser has elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding will reimburse the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. For the three and six months ended June 30, 2019, the Fund incurred a collateral management fee of $325,809 which was voluntarily waived by the Adviser.

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

The Fund’s outstanding debt as of June 30, 2019 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$12,500,000	$37,500,000	$12,500,000
Barclays	150,000,000	147,550,000	2,450,000	147,550,000

Total	$200,000,000	$160,050,000	$39,950,000	$160,050,000

The Fund’s outstanding debt as of December 31, 2018 was as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$125,000,000	$88,200,000	$36,800,000	$88,200,000

Total	$125,000,000	$88,200,000	$36,800,000	$88,200,000

As of June 30, 2019 and December 31, 2018, deferred financing costs were $737,052 and $172,580, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2019 and June 30, 2018, the components of interest and other debt expenses related to the credit facilities were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Borrowing interest expense	$1,764,322	$183,746	$2,951,322	$245,427
Commitment fees	53,671	13,509	132,926	33,991
Amortization of financing costs	192,575	84,958	335,472	152,596

Total	$2,010,568	$282,213	$3,419,720	$432,014

Weighted average interest rate	4.91%	4.04%	4.89%	3.97%
Average outstanding balance	$144,110,440	$18,247,253	$121,604,696	$12,451,934

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

The following table summarizes the valuation of the Fund’s investments as of June 30, 2019:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,643,946	$233,524,833	$246,168,779
2nd Lien/Junior Secured Debt	—	—	7,640,418	7,640,418
Preferred Stock	—	—	3,733,621	3,733,621
Common Stock	—	—	1,340,373	1,340,373
Investment Companies	7,202,248	—	—	7,202,248

Total assets	$7,202,248	$12,643,946	$246,239,245	$266,085,439

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2018:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,080,585	$122,981,395	$135,061,980
2nd Lien/Junior Secured Debt	—	—	1,200,773	1,200,773
Preferred Stock	—	—	1,160,531	1,160,531
Common Stock	—	—	379,849	379,849

Total assets	$—	$12,080,585	$125,722,548	$137,803,133

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2019:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Common Stock	Preferred Stock	Total
Balance as of January 1, 2019	$122,981,395	$1,200,773	$379,849	$1,160,531	$125,722,548
Purchases (including PIK)	130,024,855	6,439,645	902,364	2,573,102	139,939,966
Sales and principal payments	(19,694,950)	—	—	—	(19,694,950)
Realized Gain (Loss)	(13,702)	—	—	—	(13,702)
Net Amortization of Premium/Discount	439,250	2,693	—	—	441,943
Transfers In	—	—	—	—	—
Transfers Out	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(212,015)	(2,693)	58,160	(12)	(156,560)

Balance as of June 30, 2019	$233,524,833	$7,640,418	$1,340,373	$3,733,621	$246,239,245

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(218,895)	$(2,693)	$58,160	$(12)	$(163,440)

For the six months ended June 30, 2019, there were no transfers to or from Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Common Stock	Preferred Stock	Total
Balance as of January 1, 2018	$23,561,630	$—	$311,400	$—	$23,873,030
Purchases (including PIK)	115,019,854	1,200,773	62,735	1,160,531	117,443,893
Sales and principal payments	(15,791,044)	—	—	—	(15,791,044)
Realized Gain (Loss)	8,664	—	—	—	8,664
Net Amortization of Premium/Discount	258,651	660	—	—	259,311
Transfers In	—	—	—	—	—
Transfers Out	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(76,360)	(660)	5,714	—	(71,306)

Balance as of December 31, 2018	$122,981,395	$1,200,773	$379,849	$1,160,531	$125,722,548

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(77,132)	$(660)	$5,714	$—	$(72,078)

For the year ended December 31, 2018, there were no transfers to or from Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2019 and December 31, 2018, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$137,532,105	Market Yield Analysis	Market Yield	6.6% - 11.9% (8.8%)	Decrease
	6,376,263	Recent Transaction	Transaction Price	N/A	N/A
	89,616,465	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	1,200,773	Market Yield Analysis	Market Yield	10.9%	Decrease
	6,439,645	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	438,008	Market Approach	EBITDA Multiple	10.0x - 12.5x (12.1x)	Increase
	902,365	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	1,160,531	Market Approach	EBITDA Multiple	13.3x	Increase
	2,573,090	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$246,239,245

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31. 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$59,170,282	Market Yield Analysis	Market Yield	6.0% - 15.5% (9.2%)	Decrease
	63,811,113	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	1,200,773	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	317,114	Market Approach	EBITDA Multiple	12.5x	Increase
	62,735	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	1,160,531	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$125,722,548

(1)	Weighted averages are calculated based on fair value of investments.

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of June 30, 2019, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2019:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Revolver	11/20/2023	$614,275	$(12,286)
American Physician Partners, LLC	Delayed Draw Term Loan	01/29/2020	$372,962	$(5,594)
American Physician Partners, LLC	Revolver	12/21/2021	$226,442	$(3,397)
AMI US Holdings Inc.	Revolver	04/01/2024	$875,684	$(17,514)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	06/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	$429,435	$(6,442)
Broadway Technology, LLC	Revolver	04/01/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$174,706	$—
Businesssolver.com, Inc.	Revolver	05/15/2023	$284,706	$—
Captain D’s, Inc.	Revolver	12/15/2023	$122,233	$(1,222)
CutisPharma Inc.	Delayed Draw Term Loan	05/17/2021	$1,931,727	$(33,805)
CutisPharma Inc.	Revolver	03/21/2023	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	05/31/2021	$2,924,689	$(14,623)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	03/21/2024	$526,880	$(10,538)
Dillon Logistics, Inc.	Revolver	12/11/2023	$68,689	$(4,121)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$17,188	$(86)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Edgewood Partners Holdings LLC	Delayed Draw Term Loan	07/31/2019	$1,694,263	$(16,943)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	03/07/2023	$266,975	$(5,339)
EnterpriseDB Corporation	Revolver	06/21/2024	$696,355	$(13,927)
Ethos Veterinary Health LLC	Term Loan	05/17/2021	$839,091	$(8,391)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(3,797)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
INH Buyer, Inc.	Revolver	01/31/2024	$178,410	$(2,676)
InSite Wireless Group, LLC	Revolver	03/15/2023	$98,616	$(1,479)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,232,693	$(18,490)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$445,189	$(7,791)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$732,132	$(3,661)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	$1,750,000	$(35,000)

Nine Point Energy, LLC	Revolver	06/07/2024	$328,125	$(6,563)
Nuvei Technologies Corp.	Delayed Draw Term Loan	03/28/2020	$73,063	$(731)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$630,130	$—
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,850,273	$(37,005)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$269,239	$(5,385)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$—
Rhode Holdings Inc.	Delayed Draw Term Loan	05/03/2021	$537,129	$(5,371)
Rhode Holdings Inc.	Revolver	05/02/2025	$375,990	$(7,520)
RxBenefits, Inc.	Revolver	03/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	03/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$419,583	$(4,196)
Smile Brands, Inc.	Revolver	10/12/2023	$186,859	$(1,869)
Sugarcrm Inc.	Revolver	07/31/2024	$124,098	$(2,172)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	03/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	03/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$126,589	$(1,899)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$1,937,786	$(29,067)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$588,925	$—
TRGRP, Inc.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(1,932)

Total 1st Lien/Senior Secured Debt			$45,839,913	$(665,665)

Total			$45,839,913	$(665,665)

The Fund had the following unfunded commitments by investment types as of December 31, 2018:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$3,212,948	$(48,194)
American Physician Partners LLC	Revolver	12/21/2021	$347,466	$(5,212)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$291,176	$(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	$194,118	$(3,882)
Caliper Software, Inc.	Revolver	11/30/2023	$281,636	$(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	$112,481	$(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	$225,550	$(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$233,718	$(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	$736,677	$(11,050)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	$270,115	$(5,402)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)

GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	$197,231	$(2,958)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$556,562	$(9,740)
Maintech, Incorporated	Revolver	12/28/2022	$60,500	$(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$947,111	$(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$591,549	$(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,536	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	$183,152	$(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,340	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$212,340	$(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	$232,683	$(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,713	$(41,786)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$281,646	$(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At June 30, 2019, the Fund had total Capital Commitments of $359,356,251, of which 71% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2019 and June 30, 2018:

	For the six months ended June 30, 2019		For the six months ended June 30, 2018
Quarter Ended	Shares	Amount	Shares	Amount
March 31	2,317,068	$23,125,308	599,421	$6,066,799
June 30	1,784,087	$17,963,617	399,596	$4,001,001

Total capital drawdowns	4,101,155	$41,088,925	999,017	$10,067,800

Distributions

The following tables reflect the distributions declared on shares of the Fund’s common stock during the six months ended June 30, 2019 and June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2019	3/27/2019	4/25/2019	$0.15	$1,057,242
6/28/2019	6/28/2019	7/19/2019	$0.16	$1,690,999

				$2,748,241

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	$0.25	$759,327

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

The following tables summarize shares distributed pursuant to the DRIP during the six months ended June 30, 2019 and June 30, 2018 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2019	3/27/2019	3/29/2019	58,319	$ 581,297
6/28/2019	6/28/2019	6/28/2019	91,975	$ 915,804

			150,294	$1,497,101

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	42,390	$424,430

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

The following table summarizes shares repurchased during the six months ended June 30, 2019:

Payment Date	Shares	Dollar Amount
3/28/2019	7,331	$72,668
6/28/2019	7,529	$75,042

	14,860	$147,710

There were no shares repurchased during the six months ended June 30, 2018.

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and June 30, 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net increase (decrease) in net assets from operations	$1,370,192	$431,942	$2,752,551	$666,039
Weighted average common shares outstanding	9,360,422	3,162,502	8,144,403	2,795,307
Earnings per common share-basic and diluted	$0.15	$0.14	$0.34	$0.24

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2019 and June 30, 2018:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Per Share Data:(1)
Net asset value, beginning of period	$9.91	$10.02
Net investment income (loss)	0.33	0.25
Net realized and unrealized gains (losses) on investments	0.02	(0.01)

Net increase (decrease) in net assets resulting from operations	0.35	0.24

Distributions to shareholders(2)	(0.31)	(0.25)

Net asset value, end of period	$9.95	$10.01
Shares outstanding, end of period	10,620,261	3,458,778
Total return at net asset value before incentive fees(3)(4)	3.88%	0.00%
Total return at net asset value after incentive fees(3)(4)	3.56%	2.39%

Ratio/Supplemental Data:
Net assets, end of period	$105,716,336	$34,631,325
Ratio of total expenses to weighted average net assets(5)	14.89%	12.15%
Ratio of net expenses to weighted average net assets(5) (7)	13.07%	4.31%
Ratio of net investment income (loss) before waivers to weighted average net assets(5)	5.69%	(1.34)%
Ratio of net investment income (loss) after waivers to weighted average net assets(5)	7.51%	6.49%
Ratio of interest and credit facility expenses to weighted average net assets(5)	8.03%	2.90%
Ratio of incentive fees to weighted average net assets	0.47%	—%
Portfolio turnover rate(4)	10.10%	12.84%
Asset coverage ratio(6)	166%	209%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
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
(7)

For the six months ended June 30, 2019 and June 30, 2018, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. The ratios include the effects of the waived expenses of 1.16% and 0.25% for the six months ended June 30, 2019 and June 30, 2018 respectively.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the financial statements were issued. The Fund has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On August 8, 2019, the Fund delivered a capital call notice to its investors relating to the sale of its Shares for an aggregate offering price of $17,967,813. The sale is expected to close on September 3, 2019, as reported in the Fund’s Current Report on Form 8-K filed on August 8, 2019.

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd (the “Issuer”) and ABPCI Direct Lending Fund CLO VI LLC (the “Co-Issuer,” and together with the Issuer, the “Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO Transaction”). See “Part II, Item 5. Other Information,” for a description of the terms of the CLO Transaction.

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

•

the other risks, uncertainties and other factors we identify under “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we are an investment company.

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

Portfolio and Investment Activity

During the three months ended June 30, 2019, we invested $73,255,253 in 14 portfolio companies, $6,250,724 was drawn down against the revolvers and delayed draw term loans, and we had $9,753,224 in aggregate amount of principal repayments, which includes $2,572,375 in revolver and delayed draw term paydowns, and $7,499,970 in sales, resulting in net investments of $62,252,783 for the period.

During the three months ended June 30, 2018, we invested $28,079,239 in 9 portfolio companies, $2,599,302 was drawn down against the revolvers, and we had $218,036 in aggregate amount of principal repayments, which includes $100,080 in revolver paydowns, and $3,933,486 in sales, resulting in net investments of $26,527,019 for the period.

During the six months ended June 30, 2019, we invested $130,391,767 in 25 portfolio companies, $9,838,651 was drawn down against the revolvers and delayed draw term loans, and we had $12,102,013 in aggregate amount of principal repayments, which includes $4,449,040 in revolver and delayed draw term paydowns, and $7,630,741 in sales, resulting in net investments of $120,497,664 for the period.

During the six months ended June 30, 2018, we invested $35,936,350 in 12 portfolio companies, $6,074,273 was drawn down against the revolvers, and we had $939,692 in aggregate amount of principal repayments, which includes $726,893 in revolver paydowns, and $3,933,486 in sales, resulting in net investments of $37,137,445 for the period.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2019:

	As of June 30, 2019
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$246,890,685	95.12%	$246,168,779	95.09%	8.81%
Second Lien Junior Secured Debt	7,643,771	2.95	7,640,418	2.95	11.11
Preferred Stock	3,733,633	1.44	3,733,621	1.44	—
Common Stock	1,276,499	0.49	1,340,373	0.52	—

Total	$259,544,588	100%	$258,883,191	100%

(1)	Based upon the par value of our debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2018:

	As of December 31, 2018
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$135,776,144	98.02%	$135,061,980	98.01%	9.34%
Second Lien Junior Secured Debt	1,201,433	0.87	1,200,773	0.87	10.91
Preferred Stock	1,160,531	0.84	1,160,531	0.84	—
Common Stock	374,135	0.27	379,849	0.28	—

Total	$138,512,243	100%	$137,803,133	100%

(1)	Based upon the par value of our debt investments

The following table presents certain selected financial information regarding our investment portfolio:

	As of June 30, 2019	As of December 31, 2018
Number of portfolio companies	67	44
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of June 30, 2019:

	As of June 30, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$254,534,456	100%	$253,809,197	100%
Non-accrual	—	—	—	—

Total	$254,534,456	100%	$253,809,197	100%

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$136,977,577	100%	$136,262,753	100%
Non-accrual	—	—	—	—

Total	$136,977,577	100%	$136,262,753	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of June 30, 2019 and as of December 31, 2018, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of June 30, 2019:

	As of June 30, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$246,890,685	91.91%	$246,168,779	91.88%
Second Lien Junior Secured Debt	7,643,771	2.85	7,640,418	2.85
Preferred Stock	3,733,633	1.39	3,733,621	1.39
Common Stock	1,276,499	0.48	1,340,373	0.50
Cash and cash equivalents	9,057,243	3.37	9,057,243	3.38

Total	$268,601,831	100%	$267,940,434	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$135,776,144	96.2%	$135,061,980	96.2%
Second Lien Junior Secured Debt	1,201,433	0.9	1,200,773	0.9
Preferred Stock	1,160,531	0.8	1,160,531	0.8
Common Stock	374,135	0.3	379,849	0.3
Cash	2,510,208	1.8	2,510,208	1.8

Total	$141,022,451	100%	$140,313,341	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2019 (with corresponding percentage of total portfolio investments):

	As of June 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$22,007,780	8.48%	$22,096,057	8.55%
Communications & IT Infrastructure	2,414,942	0.93	2,390,978	0.92
Consumer Non-Cyclical	7,503,089	2.89	7,489,204	2.89
Education	9,755,528	3.76	9,775,091	3.78
Energy	15,677,753	6.04	15,248,421	5.89
Healthcare & HCIT	57,215,678	22.04	57,075,112	22.05
Pharmaceutical	5,807,092	2.24	5,743,263	2.22
Software & Services	125,941,113	48.52	126,031,147	48.66
Specialty Finance	2,928,936	1.13	2,926,842	1.13
Transport & Logistics	10,292,677	3.97	10,107,076	3.91

	$259,544,588	100%	$258,883,191	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$13,455,873	9.72%	$13,453,009	9.77%
Communications & IT Infrastructure	5,261,251	3.80	5,236,923	3.80
Consumer Non-Cyclical	7,504,952	5.42	7,500,141	5.44
Education	6,940,001	5.01	6,920,371	5.02
Energy	10,872,170	7.85	10,242,840	7.43
Healthcare & HCIT	25,437,461	18.36	25,411,873	18.44
Software & Services	58,166,581	41.99	58,165,375	42.21
Transport & Logistics	10,873,954	7.85	10,872,601	7.89

	$138,512,243	100%	$137,803,133	100%

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations

Operating results for the three months ended June 30, 2019 and 2018, were as follows:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018
Total investment income	$5,340,801	$998,748
Total expenses	4,302,408	1,657,993

Waived collateral management fees	(325,809)	—
Expense reimbursement from Adviser	(259,263)	(1,086,482)
Waived management fees	(67,927)	(24,837)

Net investment income	1,691,392	452,074
Net realized and change in unrealized gains (losses)	(321,200)	(20,132)

Net increase in net assets resulting from operations	$1,370,192	$431,942

Operating results for the six months ended June 30, 2019 and 2018, were as follows:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Total investment income	$8,769,633	$1,607,238
Total expenses	7,000,795	2,522,389

Expense reimbursement from Adviser	(415,681)	(1,590,074)
Waived collateral management fees	(325,809)	—
Waived management fees	(131,098)	(37,290)
Waived incentive fees	(76,072)	—
Excise tax expense	—	3

Net investment income	2,717,498	712,210
Net realized and change in unrealized gains (losses)	35,053	(46,171)

Net increase in net assets resulting from operations	$2,752,551	$666,039

Investment Income

During the three months ended June 30, 2019, the Fund’s investment income was comprised of $5,171,826 of interest income, which includes $361,064 from net amortization of premium and accretion of discounts, $33,634 of payment-in-kind interest and other fee income of $135,341. During the three months ended June 30, 2018, the Fund’s investment income was comprised of $998,748 of interest income, which includes $33,445 from the accretion of discounts.

During the six months ended June 30, 2019, the Fund’s investment income was comprised of $8,572,021 of interest income, which includes $485,070 from net amortization of premium and accretion of discounts, $62,271 of payment-in-kind interest and other fee income of $135,341. During the six months ended June 30, 2018, the Fund’s investment income was comprised of $1,607,238 of interest income, which includes $61,173 from the accretion of discounts.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2019	2018
Interest and credit facility expenses	$2,010,568	$282,213
Management fees	844,211	173,401
Professional fees	475,161	925,354
Collateral management fees	325,809	—
Income-based incentive fee	299,748	—
Administration and custodian fees	79,884	59,681
Insurance expenses	63,648	61,706
Directors’ fees	37,500	34,160
Transfer agent fees	6,437	—
Offering costs	—	52,221
Other expenses	159,442	69,257

Total expenses	4,302,408	1,657,993
Waived collateral management fees	(325,809)	—
Expense reimbursement from Adviser	(259,263)	(1,086,482)
Waived management fees	(67,927)	(24,837)

Total net expenses	$3,649,409	$546,674

The composition of our operating expenses for the six months ended June 30, 2019 and 2018 was as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2019	2018
Interest and credit facility expenses	$3,419,720	$432,014
Management fees	1,460,070	278,873
Professional fees	817,522	1,244,542
Income-based incentive fee	405,835	—
Collateral management fees	325,809	—
Administration and custodian fees	145,709	115,958
Insurance expenses	124,675	122,733
Directors’ fees	75,000	71,123
Transfer agent fees	11,099	—
Offering costs	—	103,868
Other expenses	215,356	153,278

Total expenses	7,000,795	2,522,389
Expense reimbursement from Adviser	(415,681)	(1,590,074)
Waived collateral management fees	(325,809)	—
Waived management fees	(131,098)	(37,290)
Waived incentive fees	(76,072)	—

Total net expenses	$6,052,135	$895,025

Interest and debt financing expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the HSBC Credit Facility and the Barclays Credit Facility (each defined herein, and together, the “Credit Facilities”). The Fund first drew on the HSBC Credit Facility on November 15, 2017. The Fund first drew on the Barclays Credit Facility on January 30, 2019. As of June 30, 2019, there was an outstanding balance of $12,500,000 on the HSBC Credit Facility. As of December 31, 2018, the HSBC Credit Facility had an outstanding balance of $88,200,000. As of June 30, 2019, there was an outstanding balance of $147,550,000 on the Barclays Credit Facility. Interest and credit facility expenses for the three months ended June 30, 2019 and 2018, were $2,010,568 and $282,213, respectively. Interest and credit facility expenses for the six months ended June 30, 2019 and 2018, were $3,419,720 and $432,014, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.89% and 3.97% for the period ending June 30, 2019 and June 30, 2018, respectively.

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2019, we had principal repayments of $9,753,224, which includes $2,572,375 of revolver and delayed draw term loan paydowns, and $7,499,970 in sales, resulting in $10,906 of net realized loss. During the six months ended June 30, 2019, we had principal repayments of $12,102,013, which includes $4,449,040 of revolver and delayed draw term loan paydowns, and $7,630,741 in sales, resulting in $12,660 of net realized loss.

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

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2019, we had $310,294 in net change in unrealized depreciation on $259,544,588 of investments in 67 portfolio companies.

During the three months ended June 30, 2018, we had $20,132 in net change in unrealized depreciation on $61,075,894 of investments in 20 portfolio companies.

During the six months ended June 30, 2019, we had $47,713 in net change in unrealized appreciation on $259,544,588 of investments in 67 portfolio companies.

During the six months ended June 30, 2018, we had $46,171 in net change in unrealized depreciation on $61,075,894 of investments in 20 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2019 and 2018, the net increase in net assets resulting from operations was $1,370,192 and $431,942, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.15 and $0.14, respectively.

For the six months ended June 30, 2019 and 2018, the net increase in net assets resulting from operations was $2,752,551 and $666,039, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.34 and $0.24, respectively.

Cash Flows

For the six months ended June 30, 2019, cash increased by $6,547,035. During the same period, we used $117,031,102 in operating activities, primarily as a result of purchases of investments. During the six months ended June 30, 2019, we generated $123,578,137 from financing activities, primarily from issuance of common stock, repurchase of common stock, distributions paid, financing costs paid and borrowings and repayments on the HSBC Credit Facility and Barclays Credit Facility.

For the six months ended June 30, 2018, cash decreased by $15,344,040. During the same period, we used $36,125,098 in operating activities, primarily as a result of purchases of investments. During the six months ended June 30, 2018, we generated $20,781,058 from financing activities, primarily from issuance of common stock and borrowings and repayments on the HSBC Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the six months ended June 30, 2019, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At June 30, 2019, and December 31, 2018, we had $9,057,243 and $2,510,208 in cash and cash equivalents on hand, respectively. We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements now existing or that we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of the six months ended June 30, 2019, taken together with our uncalled Capital Commitments of $255,530,658 and $39,950,000 undrawn on our Credit Facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. During the six months ended June 30, 2019, we used $117,031,102 for operating activities.

Equity Activity

We have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of June 30, 2019, we received capital commitments of $359,356,251. Inception to June 30, 2019, we received capital contributions to the Fund of $103,825,593. Proceeds from the issuance of shares in respect of draw down notices described below were used for investing activities and for other general corporate purposes.

For the three months ended June 30, 2019, the Fund received capital commitments of $83,910 (however, a capital commitment of $4,000,000, originally committed during the quarter ended March 31, 2019, was subsequently reduced by $1,000,000 before any capital was called), had $915,804 of dividend reinvestments, issued 91,975 shares to investors that opted into the Fund’s dividend reinvestment plan, $75,042 was withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program, issued capital drawdown notices to its investors for an aggregate amount of $17,963,617 and issued 1,784,087 shares to investors in respect of such capital drawdowns. For the three months ended June 30, 2018, the Fund received capital commitments of $52,280,500, had $424,430 of dividend reinvestments, issued 42,390 shares to investors that opted into the Fund’s dividend reinvestment plan, $0 was withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program (which commenced in November 2018) and issued capital drawdown notices to its investors for an aggregate amount of $4,001,001 and issued 399,596 shares to investors in respect of such capital drawdowns.

For the six months ended June 30, 2019, the Fund received capital commitments of $51,852,141 (however, a capital commitment of $4,000,000, originally committed during the quarter ended March 31, 2019, was subsequently reduced by $1,000,000 before any capital was called), had $1,497,101 of dividend reinvestments, issued 150,294 shares to investors that opted into the Fund’s dividend reinvestment plan, $147,710 was withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program, issued capital drawdown notices to its investors for an aggregate amount of $41,088,925 and issued 4,101,155 shares to investors in respect of such capital drawdowns. For the six months ended June 30, 2018, the Fund received capital commitments of $90,984,563 (however, a capital commitment of $95,000, originally committed during the year ended December 31, 2017, was subsequently cancelled before any capital was called), had $424,430 of dividend reinvestments, issued 42,390 shares to investors that opted into the Fund’s dividend reinvestment plan, $0 was withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program (which commenced in November 2018) and issued capital drawdown notices to its investors for an aggregate amount of $10,067,800 and issued 999,017 shares to investors in respect of such capital drawdowns.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2019	March 27, 2019	April 25, 2019	$0.15	$1,057,242
June 28, 2019	June 28, 2019	July 19, 2019	$0.16	$1,690,999

Total distributions declared			$0.31	$2,748,241

The following table summarizes distributions declared during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 28, 2018	June 28, 2018	June 29, 2018	$0.25	$759,327

Total distributions declared			$0.25	$759,327

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year. For the six months ended June 30, 2019, the Fund estimates that the aggregate $2,748,241 distributed to stockholders was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

Share Repurchase Plan

On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). On September 26, 2018, the Fund’s stockholders approved the reduction of the asset coverage ratio applicable to the Fund from 200% to 150%. Pursuant to the SBCAA, on November 27, 2018, the Fund extended to its stockholders as of such date the opportunity to sell the shares held by that stockholder as of such date, with 25% of those shares to be repurchased in each of the four calendar quarters following the calendar quarter in which the approval was obtained. The first tender offer period began on November 27, 2018 and expired on December 27, 2018. The second tender offer period began on February 22, 2019 and expired on March 26, 2019. The third tender offer period began on May 17, 2019 and expired on June 25, 2019.

The following table summarizes shares repurchased during the six months ended June 30, 2019:

Payment Date	Shares	Dollar Amount
3/28/2019	7,331	$72,668
6/28/2019	7,529	$75,042

There were no shares repurchased during the six months ended June 30, 2018.

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

The following table shows our contractual obligations as of June 30, 2019:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Facility	$12,500,000	$12,500,000	$—	$—	$—
Barclays Credit Facility	$147,550,000	$—	$—	$—	$147,550,000

See “Notes to Financial Statements – Note 4. Credit Facility,” for a discussion of the terms of the Credit Facilities.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, the Fund had unfunded Capital Commitments related to Subscription Agreements of $255,530,658 and $245,767,442, respectively.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the statements of assets and liabilities. As of June 30, 2019 our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Revolver	11/20/2023	$614,275	$(12,286)
American Physician Partners, LLC	Delayed Draw Term Loan	01/29/2020	$372,962	$(5,594)
American Physician Partners, LLC	Revolver	12/21/2021	$226,442	$(3,397)
AMI US Holdings Inc.	Revolver	04/01/2024	$875,684	$(17,514)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	06/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	$429,435	$(6,442)
Broadway Technology, LLC	Revolver	04/01/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$174,706	$—
Businesssolver.com, Inc.	Revolver	05/15/2023	$284,706	$—
Captain D’s, Inc.	Revolver	12/15/2023	$122,233	$(1,222)
CutisPharma Inc.	Delayed Draw Term Loan	05/17/2021	$1,931,727	$(33,805)
CutisPharma Inc.	Revolver	03/21/2023	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	05/31/2021	$2,924,689	$(14,623)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	03/21/2024	$526,880	$(10,538)
Dillon Logistics, Inc.	Revolver	12/11/2023	$68,689	$(4,121)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$17,188	$(86)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Edgewood Partners Holdings LLC	Delayed Draw Term Loan	07/31/2019	$1,694,263	$(16,943)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	03/07/2023	$266,975	$(5,339)
EnterpriseDB Corporation	Revolver	06/21/2024	$696,355	$(13,927)
Ethos Veterinary Health LLC	Term Loan	05/17/2021	$839,091	$(8,391)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(3,797)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
INH Buyer, Inc.	Revolver	01/31/2024	$178,410	$(2,676)
InSite Wireless Group, LLC	Revolver	03/15/2023	$98,616	$(1,479)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,232,693	$(18,490)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$445,189	$(7,791)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$732,132	$(3,661)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	$1,750,000	$(35,000)
Nine Point Energy, LLC	Revolver	06/07/2024	$328,125	$(6,563)
Nuvei Technologies Corp.	Delayed Draw Term Loan	03/28/2020	$73,063	$(731)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$630,130	$—
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,850,273	$(37,005)

Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$269,239	$(5,385)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$—
Rhode Holdings Inc.	Delayed Draw Term Loan	05/03/2021	$537,129	$(5,371)
Rhode Holdings Inc.	Revolver	05/02/2025	$375,990	$(7,520)
RxBenefits, Inc.	Revolver	03/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	03/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$419,583	$(4,196)
Smile Brands, Inc.	Revolver	10/12/2023	$186,859	$(1,869)
Sugarcrm Inc.	Revolver	07/31/2024	$124,098	$(2,172)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	03/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	03/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$126,589	$(1,899)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$1,937,786	$(29,067)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$588,925	$—
TRGRP, Inc.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(1,932)

Total 1st Lien/Senior Secured Debt			$45,839,913	$(665,665)

Total			$45,839,913	$(665,665)

As of December 31, 2018, our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$3,212,948	$(48,194)
American Physician Partners LLC	Revolver	12/21/2021	$347,466	$(5,212)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$291,176	$(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	$194,118	$(3,882)
Caliper Software, Inc.	Revolver	11/30/2023	$281,636	$(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	$112,481	$(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	$225,550	$(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$233,718	$(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	$736,677	$(11,050)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	$270,115	$(5,402)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	$197,231	$(2,958)

InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$556,562	$(9,740)
Maintech, Incorporated	Revolver	12/28/2022	$60,500	$(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$947,111	$(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$591,549	$(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,536	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	$183,152	$(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,340	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$212,340	$(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	$232,683	$(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,713	$(41,786)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$281,646	$(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

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

The initial maximum principal amount (the “Maximum Commitment”) of the HSBC Credit Facility is $30 million. The Maximum Commitment amount may be increased upon request of the Fund to an amount agreed upon by the Fund and the Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the Administrative Agent, subject to certain terms and conditions. As of January 31, 2019, the Fund set the Maximum Commitment as $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ commitments (the “Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the HSBC Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments.

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

The HSBC Credit Facility will mature on November 13, 2019, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 13, 2019; and (iv) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 13, 2019. On January 31, 2019, the Fund set its maximum available borrowings under the HSBC Credit Facility as $50 million by giving notice to the Administrative Agent.

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

As of June 30, 2019, we had $12,500,000 outstanding on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. As of December 31, 2018, we had $88,200,000 outstanding on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. We intend to continue to utilize the HSBC Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$61,865	$183,746
Commitment fees	39,588	13,509
Amortization of financing costs	66,961	84,958

Total interest and debt financing expenses	$168,414	$282,213

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$365,832	$265,427
Commitment fees	81,629	33,991
Amortization of financing costs	103,554	152,596

Total interest and debt financing expenses	$551,015	$432,014

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

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility is held in the custody of the Custodian under an Account Control Agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility are secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser will perform certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser has elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding will reimburse the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. For the three and six months ended June 30, 2019, the Fund incurred a collateral management fee of $325,809 which was voluntarily waived by the Adviser.

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

As of June 30, 2019, we had $147,550,000 outstanding on the Barclays Credit Facility and we were in compliance with the terms of the Barclays Credit Facility. We intend to continue to utilize the Barclays Credit Facility to fund investments and for other general corporate purposes.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$1,702,457	$—
Commitment fees	14,083	—
Amortization of financing costs	125,614	—

Total interest and debt financing expenses	$1,842,154	$—

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$2,585,490	$—
Commitment fees	51,297	—
Amortization of financing costs	231,918	—

Total interest and debt financing expenses	$2,868,705	$—

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

As of June 30, 2019, and December 31, 2018, the Fund had total senior securities of $160,050,000 and $88,200,000, respectively, consisting of borrowings under the HSBC Credit Facility and the Barclays Credit Facility, and had asset coverage ratios of 166% and 172%, respectively. In the future, we may also securitize or finance a portion of our investments with a special purpose vehicle. If we undertake a securitization transaction, we will consolidate our allocable portion of the debt of any securitization subsidiary on our consolidated financial statements, and include such debt in our calculation of the asset coverage test, if and to the extent required pursuant to the guidance of the staff of the SEC.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2019, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(647,275)	$(400,125)	$(247,150)
Up 100 basis points	2,589,099	1,600,500	988,599
Up 200 basis points	5,178,198	3,201,000	1,977,198
Up 300 basis points	7,767,297	4,801,500	2,965,797

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. As of June 30, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the shares of common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of June 30, 2019 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2019.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of June 30, 2019(1)	(16.9)%	(4.1)%	8.8%	21.6%	34.50%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(18.8)%	(3.8)%	11.2%	26.2%	41.2%

(1)

Assumes $271.9 million in total portfolio assets, $166.2 million in senior securities outstanding, $105.7 million in net assets, and an average cost of funds of 5.6%. Actual interest payments may be different.

(2)

Assumes $271.9 million in total portfolio assets, $181.3 million in senior securities outstanding, $90.6 million in net assets, and an average cost of funds of 5.6%. Actual interest payments may be different.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the “SOFR.” At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

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

(a) On August 9, 2019, the Co-Issuers, each a newly formed special purpose vehicle, completed the CLO Transaction. The notes offered by the Co-Issuers in the CLO Transaction (the “Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans. The CLO Transaction was executed through a private placement of: (i) $178,200,000 of Class A-1 Senior Secured Floating Rate Notes, which bear interest at three-months LIBOR plus 1.73% per annum; (ii) $25,000,000 of Class A-2A Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.45% per annum; (iii) $9,950,000 of Class A-2B Senior Secured Fixed Rate Notes, which bear interest at 4.29% per annum; (iv) $16,400,000 of Class B Secured Deferrable Floating Rate Notes, which bear interest at LIBOR plus 3.40% per annum; and (v) $17,350,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at LIBOR plus 4.40% per annum. The Notes are scheduled to mature on August 9, 2030.

In a series of contemporaneous transactions on the closing date of the CLO Transaction, (i) the Issuer, together with the issuance of certain of the Notes (including $16,400,000 of Class B Notes, $17,350,000 of Class C Notes and $53,600,000 of subordinated notes (the “Subordinated Notes”) to ABPCI Direct Lending Fund CLO VI Depositor LLC (the “Depositor”), a newly-formed wholly-owned subsidiary of the Fund, purchased the initial collateral obligations (which will settle pursuant to the Closing Merger, as such term is defined below) pursuant to a loan sale and contribution agreement dated as of August 9, 2019 (the “Loan Sale Agreement”), among the Fund, as seller, the Depositor, as intermediate seller, and the Issuer, as buyer, as amended or otherwise modified from time to time, (ii) the Issuer repaid all of the outstanding obligations owed to the lenders and agents the Barclays Credit Facility, (iii) the Issuer made a cash distribution of approximately $8,400,000 to the Fund (in its capacity as sole member of ABPCIC Funding), (iv) the Fund caused ABPCIC Funding to merge into the Issuer with the Issuer being the entity surviving such merger (such merger transaction, the “Closing Merger”) and (v) the Issuer made any other payments due in connection with the repayment of the Barclays Credit Facility and the Closing Merger and paid any other fees and expenses expected to be paid as of such date. Any realized and unrealized gains and losses of ABPCIC Funding during the term of the Barclays Credit Facility are for the Issuer’s account (except to the extent previously distributed to the Fund). Under the terms of the Closing Merger, the rights and property of ABPCIC Funding (including the collateral obligations and eligible investments (if any) acquired by ABPCIC Funding and not distributed or sold as described above) immediately vested in the Issuer. In addition, the Issuer became liable for and subject, in the same manner as ABPCIC Funding, to all funding obligations on any revolving collateral obligations and delayed drawdown collateral obligations and all other liabilities and obligations related to the collateral obligations previously owned by ABPCIC Funding. Following the closing of the CLO Transaction, the Depositor is the 100% owner of the Subordinated Notes.

The Notes are the secured obligations of the Co-Issuers, and the indenture governing the Notes includes customary covenants and events of default. The Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “Portfolio Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the Collateral Management Agreement.

The descriptions of the documentation related to the CLO Transaction contained in this Part II, Item 5 do not purport to be complete and are qualified in their entirety by reference to the underlying agreements, including Exhibit 10.1 attached to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Indenture by and among ABPCI Direct Lending Fund CLO VI Ltd, as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank National Association, as trustee, dated as of August 9, 2019.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: August 14, 2019	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)