Form 10-Q
period 2019-09-30
AB Private Credit Investors Corp
filed 2019-11-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 12,498,946 shares of common stock, $0.01 par value per share, outstanding as of November 14, 2019.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2019

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
Assets
Investments, at fair value (amortized cost of $299,530,860 and $138,512,243, respectively)	$298,399,417	$137,803,133
Cash and cash equivalents	38,078,058	2,510,208
Interest receivable	1,978,991	808,707
Receivable for investments sold	187,501	—
Prepaid expenses	180,502	102,390
Deferred financing costs	55,200	172,580
Receivable for fund shares sold	—	12,566,810

Total assets	$338,879,669	$153,963,828

Liabilities
Notes payable (net of unamortized discount and debt issuance costs of $3,195,624 and $0, respectively)	$209,954,376	$—
Interest and borrowing expenses payable	1,291,433	247,376
Management fees payable	956,799	830,130
Distribution payable	767,927	403,999
Incentive fee payable	654,162	199,862
Professional fees payable	494,338	491,910
Payable to Adviser	440,560	90,446
Administrator and custodian fees payable	146,101	215,678
Directors’ fees payable	41,773	—
Accrued expenses and other liabilities	10,747	—
Transfer agent fees payable	8,104	10,717
Credit facility payable	—	88,200,000

Total liabilities	$214,766,320	$90,690,118

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 12,498,946 and 6,383,672 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	124,989	63,837
Paid-in capital in excess of par value	125,005,710	63,838,147
Distributable earnings (accumulated loss)	(1,017,350)	(628,274)

Total net assets	$124,113,349	$63,273,710

Total liabilities and net assets	$338,879,669	$153,963,828

Net asset value per share	$9.93	$9.91

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income, net of amortization/accretion	$5,718,631	$1,581,876	$14,290,652	$3,189,114
Payment-in-kind interest	104,675	—	166,946	—
Other fee income	35,731	2,479	171,072	2,479

Total investment income	5,859,037	1,584,355	14,628,670	3,191,593

Expenses:
Interest and borrowing expenses	2,424,364	494,991	5,844,084	927,005
Management fees	1,017,059	281,892	2,477,129	560,765
Professional fees	379,792	379,861	1,197,314	1,624,403
Collateral management fees	367,534	—	693,343	—
Income-based incentive fee	180,792	66,206	586,627	66,206
Administration and custodian fees	113,524	39,546	259,233	155,504
Insurance expenses	68,338	62,383	193,013	185,116
Directors’ fees	37,500	37,223	112,500	108,346
Transfer agent fees	8,104	561	19,203	561
Offering costs	—	52,221	—	156,089
Other expenses	103,084	78,595	318,440	231,873

Total expenses	4,700,091	1,493,479	11,700,886	4,015,868
Waived collateral management fees	(367,534)	—	(693,343)	—
Expense reimbursement from Adviser	(31,875)	(462,465)	(447,556)	(2,052,539)
Waived management fees	(60,261)	(39,913)	(191,359)	(77,203)
Waived incentive fees	(56,255)	(32,302)	(132,327)	(32,302)

Net expenses	4,184,166	958,799	10,236,301	1,853,824

Net investment income before taxes	1,674,871	625,556	4,392,369	1,337,769

Excise tax expense	—	—	—	3

Net investment income	1,674,871	625,556	4,392,369	1,337,766

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	76,718	—	64,058	—
Net change in unrealized appreciation (depreciation) from investments	(470,046)	25,402	(422,333)	(20,769)

Net realized and change in unrealized gains (losses)	(393,328)	25,402	(358,275)	(20,769)

Net increase in net assets resulting from operations	$1,281,543	$650,958	$4,034,094	$1,316,997

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.15	$0.15	$0.48	$0.41
Earnings per share (basic and diluted):	$0.11	$0.16	$0.44	$0.40
Weighted average shares outstanding:	11,226,276	4,168,629	9,182,983	3,258,111

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at June 30, 2019	10,620,261	$106,203	$106,234,097	$(623,964)	$105,716,336
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,674,871	1,674,871
Net realized gain (loss) on investments	—	—	—	76,718	76,718
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(470,046)	(470,046)
Capital transactions:
Issuance of common stock	1,795,822	17,957	17,949,853	—	17,967,810
Issuance of common shares pursuant to distribution reinvestment plan	91,341	913	906,089	—	907,002
Repurchase of common stock	(8,478)	(84)	(84,329)	—	(84,413)
Distributions to shareholders	—	—	—	(1,674,929)	(1,674,929)

Total increase (decrease) for the three months ended September 30, 2019	1,878,685	18,786	18,771,613	(393,386)	18,397,013

Net assets at September 30, 2019	12,498,946	$124,989	$125,005,710	$(1,017,350)	$124,113,349

Distributions declared per share	—	$—	$—	$0.13	$0.13

Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$63,273,710
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,392,369	4,392,369
Net realized gain (loss) on investments	—	—	—	64,058	64,058
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(422,333)	(422,333)
Capital transactions:
Issuance of common stock	5,896,977	58,969	58,997,766	—	59,056,735
Issuance of common shares pursuant to distribution reinvestment plan	241,635	2,416	2,401,687	—	2,404,103
Repurchase of common stock	(23,338)	(233)	(231,890)	—	(232,123)
Distributions to shareholders	—	—	—	(4,423,170)	(4,423,170)

Total increase (decrease) for the nine months ended September 30, 2019	6,115,274	61,152	61,167,563	(389,076)	60,839,639

Net assets at September 30, 2019	12,498,946	$124,989	$125,005,710	$(1,017,350)	$124,113,349

Distributions declared per share	—	$—	$—	$0.44	$0.44

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at June 30, 2018	3,458,778	$34,588	$34,634,602	$(37,865)	$34,631,325
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	625,556	625,556
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	25,402	25,402
Capital transactions:
Issuance of common stock	1,577,979	15,780	15,897,011	—	15,912,791
Issuance of common shares pursuant to distribution reinvestment plan	34,652	346	347,562	—	347,908
Distributions to shareholders	—	—	—	(625,565)	(625,565)

Total increase (decrease) for the three months ended September 30, 2018	1,612,631	16,126	16,244,573	25,393	16,286,092

Net assets at September 30, 2018	5,071,409	$50,714	$50,879,175	$(12,472)	$50,917,417

Distributions declared per share	—	$—	$—	$0.12	$0.12

Net assets at December 31, 2017	2,417,371	$24,174	$24,152,786	$55,423	$24,232,383
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,337,766	1,337,766
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(20,769)	(20,769)
Capital transactions:
Issuance of common stock	2,576,996	25,770	25,954,821	—	25,980,591
Issuance of common shares pursuant to distribution reinvestment plan	77,042	770	771,568	—	772,338
Distributions to shareholders	—	—	—	(1,384,892)	(1,384,892)

Total increase (decrease) for the nine months ended September 30, 2018	2,654,038	26,540	26,726,389	(67,895)	26,685,034

Net assets at September 30, 2018	5,071,409	$50,714	$50,879,175	$(12,472)	$50,917,417

Distributions declared per share	—	$—	$—	$0.37	$0.37

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,034,094	$1,316,997

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(191,726,921)	(67,235,166)
Payment-in-kind investments	(166,946)	—
Proceeds from sales of investments and principal repayments	31,722,080	5,780,804
Net realized (gain) loss on investments	(64,058)	—
Net change in unrealized (appreciation) depreciation on investments	422,333	20,769
Amortization of premium and accretion of discount, net	(782,772)	(122,140)
Amortization of debt issuance and deferred financing costs	640,997	288,965
Amortization of deferred offering costs	—	156,089

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(187,501)	(5,633)
(Increase) decrease in interest receivable	(1,170,284)	(387,074)
(Increase) decrease in receivable from Adviser	—	(626,976)
(Increase) decrease in prepaid expenses	(78,112)	(62,384)
Increase (decrease) in management fees payable	126,669	483,562
Increase (decrease) in payable to Adviser	350,114	—
Increase (decrease) in administrator and custodian fees payable	(69,577)	155,504
Increase (decrease) in professional fees payable	2,428	788,635
Increase (decrease) in excise tax payable	—	(2,336)
Increase (decrease) in incentive fees payable	454,300	33,904
Increase (decrease) in directors’ fees payable	41,773	(187)
Increase (decrease) in transfer agent fees payable	(2,613)	6,855
Increase (decrease) in interest and borrowing expenses payable	1,044,057	62,392
Increase (decrease) in accrued organization and offering costs	—	(90,308)
Increase (decrease) in accrued expenses and other liabilities	10,747	92,110

Net cash provided by (used for) operating activities	(155,399,192)	(59,345,618)

Cash flows from financing activities
Issuance of common stock	71,623,545	32,437,843
Repurchase of common stock	(232,123)	—
Distributions paid	(1,655,139)	(334,897)
Financing costs paid	(3,686,406)	(180,492)
Borrowings on notes	213,117,165	—
Borrowings on credit facility	214,750,000	77,750,000
Repayments of credit facility	(302,950,000)	(65,000,000)

Net cash provided by (used for) financing activities	190,967,042	44,672,454

Net increase (decrease) in cash	35,567,850	(14,673,164)
Cash and cash equivalents, beginning of period	2,510,208	17,139,858

Cash and cash equivalents, end of period	$38,078,058	$2,466,694

Supplemental and non-cash financing activities
Cash paid during the period for interest	$3,986,622	$531,923
Issuance of common shares pursuant to distribution reinvestment plan	$2,404,103	$772,338
Excise taxes paid	$—	$2,339

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2019

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value - 240.42% + * # ^

U.S. Corporate Debt - 235.48%

1st Lien/Senior Secured Debt - 229.34%
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	7.05% (L + 5.00%; 1.00% Floor)	06/12/2024	$3,435,477	$3,386,457	$3,383,945
BEP Borrower Holdco, LLC(2) (3)	Business Services	Revolver	7.05% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(6,058)	(6,442)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan B	7.05% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(24,228)	(25,766)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan A	7.05% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(12,114)	(12,883)
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	6.29% (L + 4.25%; 1.00% Floor)	09/06/2024	3,122,652	3,094,448	3,091,425
Edgewood Partners Holdings LLC(2)	Business Services	Delayed Draw Term Loan	6.29% (L + 4.25%; 1.00% Floor)	09/06/2024	235,723	220,678	218,781
IFS Acquisition, LLC(1) (4)	Business Services	Term Loan	6.55% (L + 4.50%; 1.00% Floor)	11/21/2023	6,254,241	6,170,690	6,254,241
IFS Acquisition, LLC(2) (4)	Business Services	Revolver	8.50% (P + 3.50%; 1.00% Floor)	11/21/2023	99,551	92,229	99,551
IFS Acquisition, LLC(1) (4)	Business Services	Delayed Draw Term Loan	6.53% (L + 4.50%; 1.00% Floor)	11/21/2023	1,598,847	1,575,339	1,598,847
Metametrics, Inc.(1)	Business Services	Term Loan	8.13% (L + 6.00%; 1.00% Floor)	09/10/2025	5,904,056	5,786,808	5,785,975
Metametrics, Inc.(2) (3)	Business Services	Revolver	8.13% (L + 6.00%; 1.00% Floor)	09/10/2025	—	(12,902)	(13,024)
Nuvei Technologies Corp.(1) (5)	Business Services	Initial U.S. Term Loan Commitment	7.06% (L + 5.00%; 1.00% Floor)	09/29/2025	310,334	300,079	305,679
Nuvei Technologies Corp.(1) (5)	Business Services	Initial Canadian Term Loan Commitment	7.06% (L + 5.00%; 1.00% Floor)	09/29/2025	1,836,987	1,828,144	1,809,432
Quirch Foods Holdings, LLC(1)	Business Services	Term Loan B	8.05% (L + 6.00%)	12/19/2025	2,122,895	2,103,117	2,101,666
Single Digits, Inc.(1)	Business Services	Term Loan	8.11% (L + 6.00%; 1.00% Floor)	12/21/2023	3,304,212	3,273,874	3,271,169
Single Digits, Inc.(2) (3)	Business Services	Revolver	8.11% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(3,523)	(4,162)
Single Digits, Inc.(2) (3)	Business Services	Delayed Draw Term Loan	8.11% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(9,269)	(10,404)
Smile Brands, Inc.(2)	Business Services	Revolver	8.50% (P + 3.50%)	10/12/2023	38,221	36,138	35,673
Smile Brands, Inc.(1)	Business Services	Term Loan	6.70% (L + 4.50%)	10/12/2024	1,643,828	1,629,920	1,627,390
Smile Brands, Inc.(2)	Business Services	Delayed Draw Term Loan	6.70% (L + 4.50%)	10/12/2024	301,879	296,548	295,523
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	6.35% (L + 4.25%)	12/08/2025	2,435,452	2,402,456	2,398,920
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.79% (L + 4.75%; 1.00% Floor)	11/08/2024	1,664,454	1,647,809	1,647,809
Blink Holdings, Inc.(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.79% (L + 4.75%; 1.00% Floor)	11/08/2024	642,012	630,109	630,109
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.54% (L + 4.50%; 1.00% Floor)	12/15/2023	2,008,379	1,993,377	1,988,295
Captain D’s, Inc.(2) (6)	Consumer Non-Cyclical	Revolver	6.54% (L + 4.50%; 1.00% Floor)	12/15/2023	108,579	107,118	106,629
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Term Loan	9.62% (L + 7.00%; 1.00% Floor)	04/10/2023	991,381	977,040	974,032
Lucky Bucks, LLC(1) (2) (7)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.52% (L + 7.00%; 1.00% Floor)	04/10/2023	1,013,315	997,713	993,925
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	7.04% (L + 5.00%)	07/11/2025	2,037,317	2,017,439	2,016,944
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.00% (P + 4.00%)	07/11/2025	24,029	20,517	20,424
Tropical Smoothie Cafe, LLC(1)	Consumer Non-Cyclical	Term Loan	7.54% (L + 5.50%; 1.00% Floor)	09/24/2023	1,346,714	1,335,656	1,346,714
Tropical Smoothie Cafe, LLC(2)	Consumer Non-Cyclical	Revolver	7.54% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,458	38,574
5 Bars, LLC	Digital Infrastructure & Services	Term Loan	8.56% (L + 6.50%; 1.00% Floor)	09/27/2024	4,742,121	4,670,990	4,670,990
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Revolver	8.56% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(9,679)	(9,700)
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.56% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(51,640)	(51,733)
D1 Holdings LLC	Digital Infrastructure & Services	Note	7.00%	06/26/2020	31,682	31,682	31,682
Fuze, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	11,015,029	10,960,123	10,959,956
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Revolver	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	—	(6,441)	(6,480)
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	—	(12,895)	(12,959)
InSite Wireless Group, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	6.61% (L + 4.57%; 0.50% Floor)	03/15/2023	6,285,306	6,135,697	6,119,356
InSite Wireless Group, LLC(2)	Digital Infrastructure & Services	Revolver	6.62% (L + 4.57%; 0.50% Floor)	03/15/2023	78,892	76,842	76,427
Maintech, Incorporated(3)	Digital Infrastructure & Services	Term Loan	(L + 7.00%; 1.00% Floor)	12/28/2022	—	(1,376)	—
AEG Holding Company, Inc.(1)	Education	Term Loan	8.05% (L + 6.00%; 1.00% Floor)	11/20/2023	6,121,828	6,033,717	5,999,391
AEG Holding Company, Inc.(1)	Education	Term Loan	8.04% (L + 6.00%; 1.00% Floor)	11/20/2023	1,880,970	1,845,118	1,843,350
AEG Holding Company, Inc.(2)	Education	Revolver	8.03% (L + 6.00%; 1.00% Floor)	11/20/2023	614,275	596,663	591,938
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	8.04% (L + 6.00%; 1.00% Floor)	11/20/2023	1,080,920	1,065,969	1,059,302

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
BCP Raptor II, LLC(1) (8)	Energy	Term Loan	6.79% (L + 4.75%)	11/03/2025	$5,726,562	$5,732,541	$5,130,026
Brazos Delaware II, LLC(1) (8)	Energy	Term Loan B	6.05% (L + 4.00%)	05/21/2025	4,055,427	3,959,783	3,736,062
Nine Point Energy, LLC(1)	Energy	Term Loan	7.54% (L + 5.50%; 1.00% Floor)	06/07/2024	4,921,875	4,827,497	4,823,438
Nine Point Energy, LLC(2)	Energy	Revolver	7.55% (L + 5.50%; 1.00% Floor)	06/07/2024	153,125	146,907	146,563
Nine Point Energy, LLC(2)	Energy	Delayed Draw Term Loan	7.54% (L + 5.50%; 1.00% Floor)	06/07/2024	437,500	404,031	402,500
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	8.60% (L + 6.50%; 1.00% Floor)	12/21/2021	5,639,988	5,537,329	5,555,388
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	8.60% (L + 6.50%; 1.00% Floor)	12/21/2021	177,601	172,750	170,941
American Physician Partners, LLC(1) (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	8.60% (L + 6.50%; 1.00% Floor)	12/21/2021	1,002,296	992,233	986,329
Analogic Corporation(1)	Healthcare & HCIT	Term Loan	8.04% (L + 6.00%; 1.00% Floor)	06/24/2024	2,982,913	2,933,965	2,923,255
Analogic Corporation(2) (3)	Healthcare & HCIT	Revolver	8.04% (L + 6.00%; 1.00% Floor)	06/22/2023	28,696	24,153	22,956
CutisPharma Inc.(1)	Healthcare & HCIT	Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	7,292,268	7,175,226	7,164,653
CutisPharma, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,646)	(8,452)
CutisPharma, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(30,582)	(33,806)
Delaware Valley Management Holdings, Inc.(1)	Healthcare & HCIT	Term Loan	7.81% (L + 5.75%; 1.00% Floor)	03/21/2024	4,425,237	4,344,333	4,336,732
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.81% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(9,449)	(10,538)
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.81% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(59,767)	(105,376)
Ethos Veterinary Health LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	7.04% (L + 5.00%)	05/15/2026	3,388,686	3,347,657	3,346,409
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.54% (L + 5.50%; 1.00% Floor)	10/23/2023	2,003,194	1,969,673	1,963,130
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.54% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(3,300)	(4,050)
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.54% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(2,933)	(13,500)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.76% (L + 6.50%; 1.00% Floor)	01/31/2025	8,643,359	8,522,975	8,513,709
INH Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.76% (L + 6.50%; 1.00% Floor)	01/31/2024	—	(2,746)	(3,088)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	6.77% (L + 4.50%; 1.00% Floor)	08/02/2024	5,426,804	5,372,976	5,372,536
Pace Health Companies, LLC(2) (3)	Healthcare & HCIT	Revolver	6.77% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(6,099)	(6,167)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	6.36% (L + 4.25%; 1.00% Floor)	05/18/2023	1,850,273	1,822,773	1,813,268
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Revolver	6.36% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(6,844)	(9,369)
Pinnacle Dermatology Management, LLC(1) (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	6.36% (L + 4.25%; 1.00% Floor)	05/18/2023	4,473,445	4,405,541	4,379,760
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Term Loan	8.59% (L + 6.25%; 1.00% Floor)	01/03/2023	3,152,594	3,101,335	3,089,542
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	10.25% (P + 5.25%; 1.00% Floor)	01/03/2023	1,964,451	1,937,952	1,925,162
Platinum Dermatology Partners, LLC(9)	Healthcare & HCIT	Revolver	10.25% (P + 5.25%; 1.00% Floor)	01/03/2023	498,592	492,048	488,620
Platinum Dermatology Partners, LLC(1) (10)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	8.36% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,398,906	1,397,452
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	7.16% (L + 4.75%; 1.00% Floor)	06/09/2025	3,984,727	3,946,536	3,944,880
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Term Loan	7.56% (L + 5.50%; 1.00% Floor)	08/15/2025	5,006,357	4,920,074	4,918,746
The Center for Orthopedic and Research Excellence, Inc.(2)	Healthcare & HCIT	Revolver	7.56% (L + 5.50%; 1.00% Floor)	08/15/2025	103,580	91,701	91,496
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.56% (L + 5.50%; 1.00% Floor)	08/15/2025	—	(14,790)	(15,105)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	7.26% (L + 5.00%; 1.00% Floor)	07/24/2023	3,000,000	2,952,789	2,940,000
Theranest, LLC(2) (3)	Healthcare & HCIT	Revolver	7.26% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(6,565)	(8,571)
Theranest, LLC(1) (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.26% (L + 5.00%; 1.00% Floor)	07/24/2023	1,062,214	1,019,183	1,017,214
RxBenefits, Inc.(1)	Pharmaceutical	Term Loan A	7.70% (L + 5.50%; 1.00% Floor)	03/28/2025	5,792,538	5,792,538	5,734,613
RxBenefits, Inc.(2) (3)	Pharmaceutical	Revolver	7.70% (L + 5.50%; 1.00% Floor)	03/29/2024	—	—	(5,757)
AMI US Holdings, Inc.(1)	Software & Services	Term Loan	7.60% (L + 5.50%; 1.00% Floor)	04/01/2025	8,277,402	8,069,042	8,111,854
AMI US Holdings, Inc.(2)	Software & Services	Revolver	7.55% (L + 5.50%; 1.00% Floor)	04/01/2024	612,979	593,232	591,087
Avetta, LLC(1)	Software & Services	Term Loan	7.55% (L + 5.50%; 1.00% Floor)	04/10/2024	3,295,461	3,246,375	3,229,552
Avetta, LLC(2) (3)	Software & Services	Revolver	7.55% (L + 5.50%; 1.00% Floor)	04/10/2024	—	(7,016)	(9,888)
Avetta, LLC(1)	Software & Services	Incremental Term Loan B	7.55% (L + 5.50%; 1.00% Floor)	04/10/2024	4,337,713	4,256,111	4,250,959
Avetta, LLC(2) (3)	Software & Services	Delayed Draw Term Loan	7.55% (L + 5.50%; 1.00% Floor)	04/10/2024	—	(11,754)	(12,360)
Broadway Technology, LLC(1)	Software & Services	Term Loan	7.07% (L + 4.75%; 1.00% Floor)	04/01/2024	4,455,799	4,371,515	4,366,683
Broadway Technology, LLC(2) (3)	Software & Services	Revolver	7.07% (L + 4.75%; 1.00% Floor)	04/01/2024	—	(6,925)	(7,677)
Businesssolver.com, Inc.(1)	Software & Services	Term Loan	9.66% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,549,068	2,588,235
Businesssolver.com, Inc.(2)	Software & Services	Revolver	9.55% (L + 7.50%; 1.00% Floor)	05/15/2023	$71,176	$66,490	$71,176
Businesssolver.com, Inc.(2)	Software & Services	Delayed Draw Term Loan	9.66% (L + 7.50%; 1.00% Floor)	05/15/2023	278,235	273,302	278,235
Degreed, Inc.(1)	Software & Services	Term Loan	8.40% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,206,931	2,206,051

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Degreed, Inc.(2) (3)	Software & Services	Revolver	8.40% (L + 6.35%; 1.00% Floor)	05/31/2024	—	(3,947)	(4,178)
Degreed, Inc.(2) (3)	Software & Services	Delayed Draw Term Loan	8.40% (L + 6.35%; 1.00% Floor)	05/31/2024	—	(13,810)	(14,623)
Drilling Info Holdings, Inc.(1) (8)	Software & Services	Term Loan	6.29% (L + 4.25%)	07/30/2025	3,403,830	3,390,454	3,386,810
E2open LLC(1)	Software & Services	Term Loan	7.87% (L + 5.75%; 1.00% Floor)	11/26/2024	4,957,292	4,891,445	4,907,719
E2open LLC(2) (3)	Software & Services	Revolver	7.87% (L + 5.75%; 1.00% Floor)	11/26/2024	—	(4,024)	(3,114)
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.71% (L + 6.50%; 1.00% Floor)	03/07/2023	2,977,748	2,932,154	2,918,193
Engage2Excel, Inc.(1)	Software & Services	Term Loan	9.12% (L + 6.50%; 1.00% Floor)	03/07/2023	1,033,074	1,014,326	1,012,412
Engage2Excel, Inc.(2)	Software & Services	Revolver	10.50% (P + 5.50%; 1.00% Floor)	03/07/2023	188,452	182,166	180,914
Engage2Excel, Inc.(2) (3)	Software & Services	Delayed Draw Term Loan	10.50% (P + 5.50%; 1.00% Floor)	03/07/2023	—	(5,911)	(6,645)
EnterpriseDB Corporation(1)	Software & Services	Term Loan	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	7,814,444	7,664,598	7,658,156
EnterpriseDB Corporation(2) (3)	Software & Services	Revolver	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	—	(13,167)	(13,928)
Exterro, Inc.(1)	Software & Services	Term Loan	7.64% (L + 5.50%; 1.00% Floor)	05/31/2024	6,067,644	5,950,715	5,946,291
Exterro, Inc.(2) (3)	Software & Services	Revolver	7.64% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(4,429)	(6,600)
Exterro, Inc.(1)	Software & Services	Initial Term Loan	7.64% (L + 5.50%; 1.00% Floor)	05/31/2024	2,932,875	2,888,709	2,874,218
Finalsite Holdings, Inc.(1)	Software & Services	Term Loan	7.76% (L + 5.50%; 1.00% Floor)	09/25/2024	3,341,470	3,291,234	3,291,348
Finalsite Holdings, Inc.(2) (3)	Software & Services	Revolver	7.76% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(3,695)	(3,797)
Genesis Acquisition Co.(1)	Software & Services	Term Loan	6.10% (L + 4.00%)	07/31/2024	1,366,142	1,343,481	1,338,819
Genesis Acquisition Co.(2) (3)	Software & Services	Revolver	6.11% (L + 4.00%)	07/31/2024	70,840	67,564	66,792
Genesis Acquisition Co.(2) (3)	Software & Services	Delayed Draw Term Loan	6.10% (L + 4.00%)	07/31/2024	—	(2,954)	(3,644)
GS AcquisitionCo, Inc.(1)	Software & Services	Term Loan	7.80% (L + 5.75%; 1.00% Floor)	05/24/2024	2,723,599	2,690,436	2,689,554
GS AcquisitionCo, Inc.(2)	Software & Services	Second Supplemental Delayed Draw Term Loan	7.80% (L + 5.75%; 1.00% Floor)	05/24/2024	205,536	191,314	190,877
GS AcquisitionCo, Inc.(2)	Software & Services	Revolver	7.80% (L + 5.75%; 1.00% Floor)	05/24/2024	60,452	56,786	56,674
Ministry Brands, LLC(1)	Software & Services	Term Loan	6.04% (L + 4.00%; 1.00% Floor)	12/02/2022	3,152,486	3,141,507	3,136,724
Ministry Brands, LLC(1) (2) (3)	Software & Services	Delayed Draw Term Loan	6.04% (L + 4.00%; 1.00% Floor)	12/02/2022	659,271	654,399	652,314
Rhode Holdings, Inc.(1)	Software & Services	Term Loan	8.72% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	4,465,729	4,425,389	4,376,414
Rhode Holdings, Inc.(2) (3)	Software & Services	Revolver	8.60% (L + 6.50%; 1.00% Floor)	05/02/2025	107,425	103,918	99,906
Rhode Holdings, Inc.(2) (3)	Software & Services	Delayed Draw Term Loan	8.69% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	69,827	64,209	63,758
Selligent, Inc.	Software & Services	Term Loan	7.61% (L + 5.50%; 1.00% Floor)	11/05/2024	1,911,885	1,887,450	1,883,207
Selligent, Inc.(2) (3)	Software & Services	Revolver	7.61% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,474)	(3,010)
Sirsi Corporation(1)	Software & Services	Term Loan	6.78% (L + 4.75%; 1.00% Floor)	03/15/2024	9,022,523	8,895,481	8,887,185
Sirsi Corporation(2)	Software & Services	Revolver	6.79% (L + 4.75%; 1.00% Floor)	03/15/2024	221,496	214,116	213,190
Sugarcrm Inc.(1)	Software & Services	Term Loan	8.79% (L + 6.75%; 1.00% Floor)	07/31/2024	3,235,401	3,187,753	3,203,047
Sugarcrm, Inc.(2)	Software & Services	Revolver	9.39% (L + 6.75%; 1.00% Floor)	07/31/2024	186,146	181,754	183,044
Summit Infrastructure Group, Inc.(1)	Software & Services	Term Loan	7.03% (L + 5.00%; 1.00% Floor)	03/15/2024	7,035,977	6,904,702	6,895,257
Summit Infrastructure Group, Inc.(2) (3)	Software & Services	Revolver	7.03% (L + 5.00%; 1.00% Floor)	03/15/2024	—	(10,057)	(11,257)
Summit Infrastructure Group, Inc.(2) (3)	Software & Services	Delayed Draw Term Loan	7.03% (L + 5.00%; 1.00% Floor)	03/15/2024	—	(20,114)	(22,515)
Swiftpage, Inc.	Software & Services	Term Loan A	7.04% (L + 5.00%; 1.00% Floor)	06/13/2023	230,377	226,202	225,769
Swiftpage, Inc.	Software & Services	Term Loan	7.06% (L + 5.00%; 1.00% Floor)	06/13/2023	2,503,126	2,465,201	2,453,063
Swiftpage, Inc.(2) (3)	Software & Services	Revolver	7.06% (L + 5.00%; 1.00% Floor)	06/13/2023	—	(3,354)	(4,507)
Symplr Software, Inc.(1) (11)	Software & Services	Term Loan	8.10% (L + 6.00%)	11/28/2025	5,771,447	5,691,726	5,684,875
Symplr Software, Inc.(2) (11)	Software & Services	Revolver	8.10% (L + 6.00%)	11/30/2023	240,978	237,274	236,531
TRGRP, Inc.(1)	Software & Services	Term Loan	9.04% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,775,514	4,693,346	4,680,004
TRGRP, Inc.(2) (3)	Software & Services	Revolver	9.04% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(5,468)	(6,666)
TRGRP, Inc.(1)	Software & Services	Incremental Term Loan	9.04% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,067,144	1,046,692	1,045,801
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	8.05% (L + 6.00%; 1.00% Floor)	12/01/2022	2,815,750	2,780,052	2,815,750
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	8.06% (L + 6.00%; 1.00% Floor)	12/01/2022	700,038	688,838	700,038
Velocity Purchaser Corporation(2) (3)	Software & Services	Revolver	8.06% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(2,655)	—
Watermark Insights, LLC(1)	Software & Services	Term Loan	6.81% (L + 4.75%; 1.00% Floor)	06/07/2024	2,619,336	2,598,216	2,593,143
Watermark Insights, LLC(1)	Software & Services	Delayed Draw Term Loan	6.81% (L + 4.75%; 1.00% Floor)	06/07/2024	328,708	326,821	325,421
Purchasing Power, LLC(1)	Specialty Finance	Term Loan	9.35% (L + 7.25%; 1.00% Floor)	02/06/2024	$2,929,842	$2,881,943	$2,878,570
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan B	10.34% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	1,158,111	1,138,307	1,088,624
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan A	10.34% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	2,625,051	2,580,041	2,467,548
Dillon Logistics, Inc.(2) (12)	Transport & Logistics	Revolver	9.18% (L + 7.00%; 1.00% Floor)	12/11/2023	380,081	372,642	355,683
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	7.10% (L + 5.00%)	12/21/2023	6,143,151	6,076,620	6,066,361

Total 1st Lien/Senior Secured Debt						285,952,814	284,641,539

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
2nd Lien/Junior Secured Debt - 6.14%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	9.76% (L + 7.50%)	04/17/2026	1,230,107	1,203,534	1,180,902
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Services	Term Loan	10.11% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,442,487	6,439,645

Total 2nd Lien/Junior Secured Debt						7,646,021	7,620,547

Total U.S. Corporate Debt						293,598,835	292,262,086
U.S. Preferred Stock - 3.60%
Datarobot, Inc.(13)		Software & Services			38,190	$289,278	$289,278
Degreed, Inc.(13)		Software & Services			43,819	278,541	278,540
Heap(13)		Software & Services			189,617	696,351	696,351
Protoscale Rubrik(13)		Software & Services			25,397	598,212	598,201
Punchh(13)		Software & Services			24,262	275,337	275,337
Symplr Software Intermediate Holdings, Inc.(13)		Software & Services			1,196	1,160,531	1,332,182
Workfront, Inc.(13)		Software & Services			104,058	999,997	999,997

Total U.S. Preferred Stock						4,298,247	4,469,886

U.S. Common Stock - 1.34%
SSC TS Investments, LLC(13) (14)		Business Services			62,734	$62,734	$170,010
NC Holdings, LLC(13) (15)		Digital Infrastructure & Services			313,087	347,370	347,370
Leeds FEG Investors, LLC(13)		Education			320	321,309	359,147
INH Group Holdings(13)		Healthcare & HCIT			484,552	484,552	373,105
Aggregator, LLC(13)		Software & Services			417,813	417,813	417,813

Total U.S. Common Stock						1,633,778	1,667,445

TOTAL INVESTMENTS - 240.42%(16)						$299,530,860	$298,399,417

Cash Equivalents - 0.01%

U.S. Investment Companies - 0.01%
Fidelity Government Portfolio I(17)		Money Market Portfolio	1.86% (18)		11,329	$11,329	$11,329

Total U.S. Investment Companies						11,329	11,329

Total Cash Equivalents						11,329	11,329

LIABILITIES IN EXCESS OF OTHER ASSETS - (140.43%)							$(174,297,397)

NET ASSETS—100.00%							$124,113,349

+

As of September 30, 2019, qualifying assets represented 98.04% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of September 30, 2019, rates for 1M L, 2M L, 3M L and 6M L are 2.02%, 2.07%, 2.09% and 2.06%, respectively. As of September 30, 2019, the U.S. Prime rate was 5.00%.

(1)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies.”

(3)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(4)	Trade Supplies Acquisition, LLC has been renamed to IFS Acquisition, LLC in 2019.
(5)	Pivotal Payments, Inc. has been renamed to Nuvei Technologies Corp. in 2019.
(6)	$52,014 of the funded par amount accrues interest at 8.50% (P + 3.50%).
(7)	$409,678 of the funded par amount accrues interest at 11.00% (P + 6.00%).
(8)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)	$124,648 of the funded par amount accrues interest at 8.59% (L + 6.25%).
(10)	$249,169 of the funded par amount accrues interest at 10.25% (P + 5.25%).
(11)	Caliper Software, Inc. has been renamed to Symplr Software, Inc. in 2019.
(12)	$51,280 of the funded par amount accrues interest at 11.00% (P + 6.00%).
(13)	Non-income producing investment.
(14)	SSC TS Investments, LLC is held through ABPCIC SSC TS Holdings LLC.
(15)	NC Holdings LLC is held through ABPCIC NC Holdings LLC.
(16)

Aggregate gross unrealized appreciation for federal income tax purposes is $643,388; aggregate gross unrealized depreciation for federal income tax purposes is $1,774,831. Net unrealized depreciation is $1,131,443 based upon a tax cost basis of $299,530,860.

(17)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(18)	The rate shown is the annualized seven-day yield as of September 30, 2019.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2018

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value—217.79% + * # ^
U.S. Corporate Debt—215.36%
1st Lien/Senior Secured Debt—213.46%
Pivotal Payments Direct Corp.	Business Services	Initial Canadian Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	$1,004,630	$994,863	$994,584
Pivotal Payments, Inc.	Business Services	Initial U.S. Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	672,556	666,017	665,830
Pivotal Payments, Inc.(1)	Business Services	Delayed Draw Term Loan	7.01% (L + 4.50%; 1.00% Floor)	09/28/2025	302,582	297,860	297,725
Single Digits, Inc.	Business Services	Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	3,329,180	3,295,889	3,295,889
Single Digits, Inc.(1) (2)	Business Services	Revolver	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(4,161)	(4,161)
Single Digits, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(10,404)	(10,404)
Smile Brands, Inc.	Business Services	Term Loan	7.13% (L + 4.50%)	10/12/2024	1,656,250	1,640,203	1,639,688
Smile Brands, Inc.(1)	Business Services	Revolver	9.00% (P + 3.50%)	10/12/2023	42,468	40,015	39,920
Smile Brands, Inc.(1)	Business Services	Delayed Draw Term Loan	7.13% (L + 4.50%)	10/12/2024	159,680	153,543	153,309
Trade Supplies Acquisition, LLC	Business Services	Term Loan	7.01% (L + 4.50%; 1.00% Floor)	11/21/2023	6,301,503	6,208,200	6,206,980
Trade Supplies Acquisition, LLC(1)	Business Services	Revolver	9.00% (P + 3.50%; 1.00% Floor)	11/21/2023	119,748	111,113	110,914
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Term Loan	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	2,238,572	2,206,783	2,185,319
InSite Wireless Group, LLC(1) (2)	Communications & IT Infrastructure	Revolver	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	—	(2,490)	(2,958)
Maintech, Incorporated(3)	Communications & IT Infrastructure	Term Loan	9.80% (L + 7.00%; 1.00% Floor)	12/28/2022	2,887,500	2,845,887	2,844,187
Maintech, Incorporated (1) (3) (4)	Communications & IT Infrastructure	Revolver	11.50% (P + 6.00%; 1.00% Floor)	12/28/2022	214,500	211,071	210,375
Captain D’s, Inc.	Consumer Non-Cyclical	Term Loan	7.30% (L + 4.50%; 1.00% Floor)	12/15/2023	2,057,194	2,039,173	2,036,622
Captain D’s, Inc.(1) (5)	Consumer Non-Cyclical	Revolver	9.00% (P + 3.50%; 1.00% Floor)	12/15/2023	82,573	80,898	80,622
GPS Hospitality Holding Company LLC	Consumer Non-Cyclical	Term Loan B	6.99% (L + 4.25%)	12/06/2025	2,453,856	2,417,343	2,417,048
Lucky Bucks, LLC	Consumer Non-Cyclical	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	04/09/2023	1,078,856	1,060,428	1,059,976
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.86% (L + 7.00%; 1.00% Floor)	04/09/2023	551,452	532,621	532,061
Tropical Smoothie Café, LLC	Consumer Non-Cyclical	Term Loan	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	1,350,089	1,337,204	1,336,588
Tropical Smoothie Café, LLC(1)	Consumer Non-Cyclical	Revolver	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,285	37,224
AEG Holding Company, Inc.	Education	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	6,168,559	6,064,136	6,045,188
AEG Holding Company, Inc.(1)	Education	Revolver	8.52% (L + 6.00%; 1.00% Floor)	11/20/2023	595,996	582,236	579,742
AEG Holding Company, Inc.(1) (2)	Education	Delayed Draw Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(17,771)	(21,673)
BCP Raptor II, LLC(6)	Energy	Term Loan	7.37% (L + 4.75%)	11/03/2025	5,740,914	5,712,752	5,303,169
Brazos Delaware II, LLC(6)	Energy	Term Loan B	6.50% (L + 4.00%)	05/21/2025	4,086,228	3,957,985	3,738,898
American Physician Partners LLC	Healthcare & HCIT	Term Loan A	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	3,113,453	3,068,540	3,066,751
American Physician Partners LLC(1)	Healthcare & HCIT	Revolver	9.29% (L + 6.25%; 1.00% Floor)	12/21/2021	241,459	232,964	232,626
American Physician Partners LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	446,243	393,462	391,355
Analogic Corporation	Healthcare & HCIT	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	06/22/2024	3,005,511	2,949,568	2,945,401
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	8.52% (L + 6.00%; 1.00% Floor)	06/22/2023	—	(5,246)	(5,739)
GHA Buyer, Inc.	Healthcare & HCIT	Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	2,025,133	1,985,938	1,984,631
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(3,895)	(4,050)
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(5,966)	(13,501)
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	1,864,326	1,831,047	1,827,039

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(8,226)	(9,368)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	2,763,699	2,681,310	2,670,014
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	3,169,048	3,108,282	3,105,667
Platinum Dermatology Partners, LLC(1) (2)	Healthcare & HCIT	Revolver	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	—	(8,024)	(9,972)
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	9.11% (L + 6.25%; 1.00% Floor)	01/03/2023	1,979,408	1,946,432	1,939,820
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	9.13% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,392,746	1,386,084
Qualifacts Corporation	Healthcare & HCIT	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	2,820,000	2,773,525	2,805,900
Qualifacts Corporation(1) (2)	Healthcare & HCIT	Revolver	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(4,756)	(1,500)
Theranest, LLC	Healthcare & HCIT	Term Loan	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	3,000,000	2,944,416	2,940,000
Theranest, LLC(1) (2)	Healthcare & HCIT	Revolver	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	$—	$(7,832)	$(8,571)
Theranest, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.00%; 1.00% Floor)	07/23/2023	214,286	173,176	169,286
Avetta, LLC	Software & Services	Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	3,320,490	3,260,667	3,287,285
Avetta, LLC(1) (2)	Software & Services	Revolver	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(8,475)	(4,944)
Avetta, LLC(1) (2)	Software & Services	Delayed Draw Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(13,634)	(12,360)
Businesssolver.com, Inc.	Software & Services	Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,541,806	2,536,471
Businesssolver.com, Inc.(1)	Software & Services	Revolver	12.00% (P + 6.50%; 1.00% Floor)	05/15/2023	129,412	123,756	122,941
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	97,059	93,663	89,294
Caliper Software, Inc.	Software & Services	Term Loan	8.02% (L + 5.50%)	11/30/2025	3,891,026	3,832,660	3,832,660
Caliper Software, Inc.(1)	Software & Services	Revolver	8.02% (L + 5.50%)	11/30/2023	14,823	10,376	10,376
Drilling Info Holdings, Inc.(6)	Software & Services	Term Loan	6.77% (L + 4.25%)	07/30/2025	3,059,098	3,044,509	3,039,979
Drilling Info Holdings, Inc. (1) (2) (6)	Software & Services	Delayed Draw Term Loan	6.77% (L + 4.25%)	07/30/2025	—	(1,103)	(1,461)
E2open LLC	Software & Services	Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	4,150,293	4,088,890	4,088,039
E2open LLC(1) (2)	Software & Services	Revolver	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	—	(4,595)	(4,670)
E2open LLC(1)	Software & Services	Delayed Draw Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	93,382	86,567	80,931
Engage2Excel, Inc.	Software & Services	Term Loan	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	3,000,421	2,945,737	2,940,413
Engage2Excel, Inc.(1)	Software & Services	Revolver	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	106,790	99,884	99,252
Exterro, Inc.	Software & Services	Initial Term Loan	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	2,955,150	2,903,587	2,896,047
Exterro, Inc.(1) (2)	Software & Services	Revolver	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(5,651)	(6,600)
Finalsite Holdings, Inc.	Software & Services	Term Loan	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	3,366,784	3,309,983	3,307,865
Finalsite Holdings, Inc.(1) (2)	Software & Services	Revolver	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(4,234)	(4,430)
Genesis Acquisition Co.	Software & Services	Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	1,376,466	1,350,527	1,348,936
Genesis Acquisition Co.(1) (2)	Software & Services	Revolver	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,772)	(4,048)
Genesis Acquisition Co.(1) (2)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,399)	(3,645)
Ministry Brands, LLC	Software & Services	1st Lien Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	3,176,249	3,162,463	3,160,367
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	448,683	442,681	441,704
Perforce Intermediate Holdings, LLC	Software & Services	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	12/27/2024	3,835,253	3,758,340	3,796,900
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	Revolver	6.77% (L + 4.25%; 1.00% Floor)	12/28/2022	—	(10,987)	(5,915)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Selligent, Inc.	Software & Services	Term Loan	8.09% (L + 5.50%; 1.00% Floor)	11/05/2024	1,926,332	1,898,180	1,897,437
Selligent, Inc.(1) (2)	Software & Services	Revolver	8.09% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,917)	(3,010)
Sugarcrm, Inc.	Software & Services	Term Loan	9.27% (L + 6.75%; 1.00% Floor)	07/31/2024	3,235,401	3,181,827	3,178,782
Sugarcrm, Inc.(1)	Software & Services	Revolver	9.43% (L + 6.75%; 1.00% Floor)	07/31/2024	77,561	72,502	72,132
Swiftpage, Inc.	Software & Services	Term Loan	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	2,522,137	2,476,347	2,471,694
Swiftpage, Inc.	Software & Services	Term Loan A	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	232,118	227,512	227,475
Swiftpage, Inc.(1) (2)	Software & Services	Revolver	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(4,019)	(4,506)
TRGRP Acquisition Corp.	Software & Services	Term Loan	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,686,111	4,595,436	4,592,389
TRGRP Acquisition Corp.(1) (2)	Software & Services	Revolver	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(6,447)	(6,667)
Velocity Purchaser Corporation	Software & Services	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	2,931,594	2,883,855	2,872,962
Velocity Purchaser Corporation	Software & Services	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	12/01/2022	728,749	714,791	714,174
Velocity Purchaser Corporation(1) (2)	Software & Services	Revolver	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(3,174)	(3,865)
Veriforce Holdings, LLC	Software & Services	Term Loan	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	3,082,612	3,032,743	3,028,666
Veriforce Holdings, LLC(1) (2)	Software & Services	Revolver	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	—	(4,556)	(4,929)
Watermark Insights, LLC	Software & Services	Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	2,639,230	2,614,903	2,612,837
Watermark Insights, LLC	Software & Services	Delayed Draw Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	331,198	328,821	327,886
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	2,592,288	2,540,918	2,540,442
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	1,270,729	1,245,548	1,245,315
Dillon Logistics, Inc.	Transport & Logistics	Term Loan C	9.80% (L + 7.00%; 1.00% Floor)	12/31/2020	304,975	299,032	298,876
Dillon Logistics, Inc.(1)	Transport & Logistics	Revolver	9.65% (L + 7.00%; 1.00% Floor)	12/11/2023	333,571	325,211	325,133
OSG Bulk Ships, Inc.	Transport & Logistics	Term Loan	7.78% (L + 5.00%)	12/21/2023	6,544,642	6,463,245	6,462,835

Total 1st Lien/Senior Secured Debt						135,776,144	135,061,980
2nd Lien/Junior Secured Debt —1.90%
Brave Parent Holdings, Inc.	Energy	Term Loan	10.02% (L + 7.50%)	04/17/2026	1,230,107	1,201,433	1,200,773

Total 2nd Lien/Junior Secured Debt						1,201,433	1,200,773

Total U.S. Corporate Debt						136,977,577	136,262,753

Portfolio Company		Industry	Coupon		Shares	Cost	Fair Value
U.S. Preferred Stock—1.83%
Symplr Software Intermediate Holdings, Inc.(7)		Software & Services			$1,196	$1,160,531	$1,160,531

Total U.S. Preferred Stock						1,160,531	1,160,531
U.S. Common Stock—0.60%
SSC TS Investments, LLC(7) (8)		Business Services			62,734	$62,735	$62,735
Leeds FEG Investors, LLC(7)		Education			311	$311,400	$317,114

Total U.S. Common Stock						374,135	379,849
TOTAL INVESTMENTS—217.79%(9)						$138,512,243	$137,803,133

LIABILITIES IN EXCESS OF OTHER ASSETS—(117.79%)							$(74,529,423)

NET ASSETS—100.00%							$63,273,710

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
(1)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies.”

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

September 30, 2019

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At September 30, 2019, the Fund had total Capital Commitments of $359,356,251, of which 66% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

There were no operating activities from February 6, 2015 to November 15, 2017. As described above, the Fund completed its Initial Closing on September 29, 2017, and commenced operations on November 15, 2017. The Fund’s fiscal year ends on December 31.

On October 31, 2018, the Adviser established ABPCIC SSC TS Holdings LLC (“ABPCIC SSC TS”), through which the Fund made an investment. ABPCIC SSC TS is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation. On December 19, 2018 the Adviser established ABPCIC Funding I LLC (“ABPCIC Funding”), a Delaware limited liability company. ABPCIC Funding is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

On June 14, 2019 the Adviser established ABPCI Direct Lending Fund CLO VI Ltd (“CLO VI”), an exempted company incorporated with limited liability under the laws of the Cayman Islands.

On August 9, 2019 ABPCIC Funding and CLO VI entered into a merger agreement, pursuant to which ABPCIC Funding has agreed to merge with and into CLO VI, with CLO VI as the surviving entity. CLO VI is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements.

On September 25, 2019, the Adviser established ABPCIC NC Holdings LLC (“ABPCIC NC”, and together with ABPCIC SSC TS, the “Blockers”) through which the Fund made an investment. ABPCIC NC is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

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

The consolidated financial statements include the accounts of the Fund and its wholly-owned Blockers and CLO VI. All intercompany balances and transactions have been eliminated.

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

Credit Facility Related Costs, Expenses and Deferred Financing Costs

The Revolving Credit Facility (as defined below) is recorded at carrying value which approximates fair value. Interest expense and unused commitment fees on the Credit Facility are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities.

Notes Payable Related Costs, Expenses and Unamortized Debt Issuance Costs

The Notes (as defined below) are recorded at carrying value. Interest expense on notes payable is recorded on an accrual basis. Debt issuance costs relating to notes payable are amortized on a straight-line basis over the contractual term and included in interest and borrowing expenses in the consolidated statements of operations. The unamortized debt issuance costs are included as a direct reduction of the carrying value of the notes payable (i.e. a contra liability).

Upon early termination or partial principal pay down of the Notes, the unamortized costs related to the Notes are accelerated into interest and borrowing expenses on the Fund’s consolidated statements of operations.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2019, the Fund accrued excise taxes of $0 and $0, respectively. For the three and nine months ended September 30, 2018, the Fund accrued excise taxes of $0 and $3, respectively. As of September 30, 2019, and December 31, 2018, $0 and $0, respectively, of accrued excise taxes remained payable.

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

Recent Accounting Pronouncements

As of and for the three and nine months ended September 30, 2019, there are no recent accounting pronouncements that affect the Fund.

3. Related Party Transactions

Advisory Agreement

On July 5, 2017, the Board approved the investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter will be appropriately prorated. For the three and nine months ended September 30, 2019, the Fund incurred a management fee of $1,017,059 and $2,477,129, respectively, of which $60,261 and $191,359, respectively, were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2018, the Fund incurred a management fee of $281,892 and $560,765, respectively, of which $39,913 and $77,203, respectively, were voluntarily waived by the Adviser. As of September 30, 2019 and December 31, 2018, $956,799 and $830,130, respectively, of accrued management fee remained payable.

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

For the three and nine months ended September 30, 2019, the Fund incurred income-based incentive fees of $180,792 and $586,627, respectively, of which $56,255 and $132,327, respectively, was voluntarily waived by the Adviser. For the three and nine months ended September 30, 2018, the Fund incurred income-based incentive fees of $66,206 and $66,206, respectively, of which $32,302 and $32,302, respectively, was voluntarily waived by the Adviser. As of September 30, 2019 and December 31, 2018, $654,162 and $199,862, respectively, of accrued income-based incentive fees remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and September 30, 2018.

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

As of September 30, 2019, the amount of Expense Payments provided by the Adviser since inception is $4,784,382. Management believes that Reimbursement Payments by the Fund to the Adviser were not probable under the terms of the Expense Support Agreement as of September 30, 2019, and therefore have not been accrued. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	5.154%	September 30, 2022	1.0%

Total	$4,784,382

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

For the three and nine months ended September 30, 2019, the Fund accrued $8,104 and $19,203 in transfer agent fees, respectively. For the three and nine months ended September 30, 2018, the Fund accrued $561 and $561 in transfer agent fees, respectively. As of September 30, 2019 and December 31, 2018, $8,104 and $10,717, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facility

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of September 30, 2019, the Fund has adjusted the Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the administrative agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of September 30, 2019, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

The Revolving Credit Facility was scheduled to mature on November 13, 2019, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the administrative agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the administrative agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the administrative agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 13, 2019; and (v) the Fund has delivered an extension request to the administrative agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 13, 2019.

On January 30, 2019, ABPCIC Funding entered into a Credit Agreement (the “Barclays Credit Facility”) with Barclays Bank PLC, New York Branch (“Barclays”) as facility agent (in such capacity, the “Facility Agent”) and U.S. Bank National Association (“U.S. Bank”) as collateral agent (in such capacity, the “Collateral Agent”), collateral administrator (in such capacity, the “Collateral Administrator”) and custodian (in such capacity, the “Custodian”). The Barclays Credit Facility was in effect during the quarter, but terminated on August 9, 2019.

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. For the three and nine months ended September 30, 2019, the Fund incurred a collateral management fee of $100,949 and $426,758, respectively, which was voluntarily waived by the Adviser.

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. The Barclays Credit Facility matured and was paid down during the period in connection with the issuance of the Notes (as defined below). For a discussion of the CLO Transaction see “Notes to Unaudited Consolidated Financial Statements – Note 4. Collateralized Loan Obligations.”

The Fund’s outstanding borrowings through the Revolving Credit Facility as of September 30, 2019 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$—	$50,000,000	$—

Total	$50,000,000	$—	$50,000,000	$—

The Fund’s outstanding borrowings through the Revolving Credit Facility as of December 31, 2018 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$125,000,000	$88,200,000	$36,800,000	$88,200,000

Total	$125,000,000	$88,200,000	$36,800,000	$88,200,000

As of September 30, 2019 and December 31, 2018, deferred financing costs were $55,200 and $172,580, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

Collateralized Loan Obligations

On August 9, 2019, CLO VI (the “Issuer”) and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the “Co-Issuer,” and together with the Issuer, the “Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO Transaction”). The stated reinvestment date is August 9, 2022.

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of September 30, 2019 are as follows:

	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	3M L + 1.73%	$175,528,458
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,625,153
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,800,765
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes were issued to ABPCI Direct Lending Fund CLO VI Depositor LLC, a newly-formed wholly-owned subsidiary of the Fund, and have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $3,195,624 as of September 30, 2019 and are reflected on the consolidated statements of assets and liabilities.

The Notes are scheduled to mature on August 9, 2030.

The CLO VI indenture provides that the holders of the CLO VI Class A-1, Class A-2A, Class A-2B, Class B and Class C Notes are to receive quarterly interest payments, in arrears, on the 20th day in January, April, July and October of each year, commencing in August 2019.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three and nine months ended September 30, 2019, the Fund incurred a collateral management fee of $266,585 and $266,585, respectively, which was voluntarily waived by the Adviser.

As of September 30, 2019 and December 31, 2018, outstanding borrowings under the Revolving Credit Facility and Notes were $209,954,376 and $88,200,000, respectively.

For the three and nine months ended September 30, 2019 and September 30, 2018, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Interest and borrowing expenses	$2,072,853	$340,405	$5,024,175	$585,832
Commitment fees	45,986	18,217	178,912	52,208
Amortization of debt issuance and deferred financing costs	305,525	136,369	640,997	288,965

Total	$2,424,364	$494,991	$5,844,084	$927,005

Weighted average interest rate	4.32%	4.17%	4.64%	4.09%
Average outstanding balance	$190,161,957	$32,350,000	$144,708,242	$19,157,509

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

The following table summarizes the valuation of the Fund’s investments as of September 30, 2019:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,252,898	$272,388,641	$284,641,539
2nd Lien/Junior Secured Debt	—	—	7,620,547	7,620,547
Preferred Stock	—	—	4,469,886	4,469,886
Common Stock	—	—	1,667,445	1,667,445
Investment Companies	11,329	—	—	11,329

Total assets	$11,329	$12,252,898	$286,146,519	$298,410,746

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2018:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,080,585	$122,981,395	$135,061,980
2nd Lien/Junior Secured Debt	—	—	1,200,773	1,200,773
Preferred Stock	—	—	1,160,531	1,160,531
Common Stock	—	—	379,849	379,849

Total assets	$—	$12,080,585	$125,722,548	$137,803,133

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2019:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Common Stock	Preferred Stock	Total
Balance as of January 1, 2019	$122,981,395	$1,200,773	$379,849	$1,160,531	$125,722,548
Purchases (including PIK)	180,686,950	6,439,645	1,259,643	3,137,716	191,523,954
Sales and principal payments	(31,599,236)	—	—	—	(31,599,236)
Realized Gain (Loss)	65,081	—	—	—	65,081
Net Amortization of Premium/Discount	655,240	4,943	—	—	660,183
Transfers In	—	—	—	—	—
Transfers Out	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(400,789)	(24,814)	27,953	171,639	(226,011)

Balance as of September 30, 2019	$272,388,641	$7,620,547	$1,667,445	$4,469,886	$286,146,519

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(335,674)	$(24,815)	$27,953	$171,639	$(160,897)

For the nine months ended September 30, 2019, there were no transfers to or from Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Common Stock	Preferred Stock	Total
Balance as of January 1, 2018	$23,561,630	$—	$311,400	$—	$23,873,030
Purchases (including PIK)	115,019,854	1,200,773	62,735	1,160,531	117,443,893
Sales and principal payments	(15,791,044)	—	—	—	(15,791,044)
Realized Gain (Loss)	8,664	—	—	—	8,664
Net Amortization of Premium/Discount	258,651	660	—	—	259,311
Transfers In	—	—	—	—	—
Transfers Out	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(76,360)	(660)	5,714	—	(71,306)

Balance as of December 31, 2018	$122,981,395	$1,200,773	$379,849	$1,160,531	$125,722,548

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(77,132)	$(660)	$5,714	$—	$(72,078)

For the year ended December 31, 2018, there were no transfers to or from Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2019 and December 31, 2018, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of 30-Sep-19	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$174,350,874	Market Yield Analysis	Market Yield	6.3% - 11.5% (8.3%)	Decrease
	98,037,767	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	1,180,902	Market Yield Analysis	Market Yield	11.20%	Decrease
	6,439,645	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	1,320,075	Market Approach	EBITDA Multiple	11.0x - 17.0x (13.3x)	Increase
	347,370	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	1,332,182	Market Approach	EBITDA Multiple	13.6x	Increase
	1,598,198	Market Approach	Revenue Multiple	5.0x - 10.5x (7.1x)	Increase
	1,539,506	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$286,146,519

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31. 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$59,170,282	Market Yield Analysis	Market Yield	6.0% - 15.5% (9.2%)	Decrease
	63,811,113	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	1,200,773	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	317,114	Market Approach	EBITDA Multiple	12.5x	Increase
	62,735	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	1,160,531	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$125,722,548

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2019 and the level of each financial liability within the fair value hierarchy.

	Carrying	Fair
($ in millions)	Value (1)	Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes (2)	$175,528,458	$178,200,00	$—	$—	$178,200,000
Class A-2A Senior Secured Notes (2)	24,625,153	25,000,000	—	—	25,000,000
Class A-2B Senior Secured Notes (2)	9,800,765	9,950,000	—	—	9,950,000

Total	$209,954,376	$213,150,000	$—	$—	$213,150,000

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $3,195,624 as of September 30, 2019 and are reflected on the consolidated statements of assets and liabilities.

(2)	The fair value approximates its carrying value given recent issuance of the Notes.

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of September 30, 2019, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of September 30, 2019:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,733)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$502,589	$(10,052)
American Physician Partners, LLC	Delayed Draw Term Loan	1/29/2020	$62,160	$(932)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(3,996)
AMI US Holdings Inc.	Revolver	4/1/2024	$481,626	$(9,633)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(5,165)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$548,269	$(5,483)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Delayed Draw Term Loan	5/15/2020	$110,000	$—
Businesssolver.com, Inc.	Revolver	5/15/2023	$252,353	$—
Captain D’s, Inc.	Revolver	12/15/2023	$86,474	$(865)
CutisPharma Inc.	Delayed Draw Term Loan	5/17/2021	$1,931,727	$(33,806)
CutisPharma Inc.	Revolver	3/21/2023	$482,932	$(8,452)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$2,924,689	$(14,623)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(4,178)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$526,880	$(10,538)

Dillon Logistics, Inc.	Revolver	12/11/2023	$26,552	$(1,593)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Edgewood Partners Holdings LLC	Delayed Draw Term Loan	12/31/2019	$1,458,540	$(14,585)
Engage2Excel, Inc	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc	Revolver	3/7/2023	$188,453	$(3,769)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(13,928)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(12,959)
Fuze, Inc.	Revolver	9/20/2024	$1,295,886	$(6,480)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,644)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	6/20/2020	$675,044	$(13,500)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$241,806	$(3,023)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
IFS Acquisition, LLC	Revolver	11/21/2023	$489,374	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Revolver	3/15/2023	$118,339	$(1,479)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,990,675	$(87,383)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$94,699	$(1,657)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Ministry Brands, LLC	Delayed Draw Term Loan	12/2/2022	$732,132	$(3,661)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
Nine Point Energy, LLC	Revolver	6/7/2024	$175,000	$(3,500)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$336,399	$(3,364)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$210,791	$(4,216)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,369)
Rhode Holdings Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,281)
Rhode Holdings Inc.	Revolver	5/2/2025	$268,565	$(5,371)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,757)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc	Revolver	12/21/2023	$416,148	$(4,162)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$(3,338)
Smile Brands, Inc.	Revolver	10/12/2023	$216,587	$(2,166)
Sugarcrm Inc.	Revolver	7/31/2024	$124,098	$(1,241)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,257)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,507)
Symplr Software, Inc.	Revolver	11/30/2023	$55,481	$(832)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$586,952	$(10,272)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,937,786	$(29,067)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,666)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—

Total 1st Lien/Senior Secured Debt			$60,480,176	$(789,172)

Total			$60,480,176	$(789,172)

The Fund had the following unfunded commitments by investment types as of December 31, 2018:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$3,212,948	$(48,194)
American Physician Partners LLC	Revolver	12/21/2021	$347,466	$(5,212)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$291,176	$(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	$194,118	$(3,882)
Caliper Software, Inc.	Revolver	11/30/2023	$281,636	$(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	$112,481	$(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	$225,550	$(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$233,718	$(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	$736,677	$(11,050)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	$270,115	$(5,402)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	$197,231	$(2,958)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$556,562	$(9,740)
Maintech, Incorporated	Revolver	12/28/2022	$60,500	$(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$947,111	$(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$591,549	$(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,536	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	$183,152	$(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,340	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$212,340	$(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	$232,683	$(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,713	$(41,786)
Theranest, LLC	Revolver	07/24/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$281,646	$(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At September 30, 2019 the Fund had total Capital Commitments of $359,356,251, of which 66% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2019 and September 30, 2018:

	For the nine months ended September 30, 2019		For the nine months ended September 30, 2018
Quarter Ended	Shares	Amount	Shares	Amount
March 31	2,317,068	$23,125,308	599,421	$6,066,799
June 30	1,784,087	$17,963,617	399,596	$4,001,001
September 30	1,795,822	$17,967,810	1,577,979	$15,912,791

Total capital drawdowns	5,896,977	$59,056,735	2,576,996	$25,980,591

Distributions

The following tables reflect the distributions declared on shares of the Fund’s common stock during the nine months ended September 30, 2019 and September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2019	3/27/2019	4/25/2019	$0.15	$1,057,242
6/28/2019	6/28/2019	7/19/2019	$0.16	$1,690,999
9/25/2019	9/26/2019	10/30/2019	$0.13	$1,674,929

				$4,423,170

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	$0.25	$759,327
9/27/2018	9/27/2018	9/28/2018	$0.12	$625,565

				$1,384,892

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

The following tables summarize shares distributed pursuant to the DRIP during the nine months ended September 30, 2019 and September 30, 2018 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2019	3/27/2019	3/29/2019	58,319	$ 581,297
6/28/2019	6/28/2019	6/28/2019	91,975	$ 915,804
9/25/2019	9/26/2019	9/30/2019	91,341	$ 907,002

			241,635	$2,404,103

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	42,390	$424,430
9/27/2018	9/27/2018	9/28/2018	34,652	$347,908

			77,042	$772,338

Share Repurchase Plan

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). On September 26, 2018, the Fund’s stockholders approved the reduction of the asset coverage ratio applicable to the Fund from 200% to 150%. Pursuant to the SBCAA, on November 27, 2018, the Fund extended to its stockholders as of such date the opportunity to sell the shares held by that stockholder as of such date, with 25% of those shares to be repurchased in each of the four calendar quarters following the calendar quarter in which the approval was obtained. The first tender offer period began on November 27, 2018 and expired on December 27, 2018. The second tender offer period began on February 22, 2019 and expired on March 26, 2019. The third tender offer period began on May 17, 2019 and expired on June 25, 2019. The fourth tender offer period began on August 16, 2019 and expired on September 25, 2019.

The following table summarizes shares repurchased during the nine months ended September 30, 2019:

Payment Date	Shares	Dollar Amount
3/28/2019	7,331	$72,668
6/28/2019	7,529	$75,042
9/25/2019	8,478	$84,413

	23,338	$232,123

There were no shares repurchased during the nine months ended September 30, 2018.

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and September 30, 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net increase (decrease) in net assets from operations	$1,281,543	$650,958	$4,034,094	$1,316,997
Weighted average common shares outstanding	11,226,276	4,168,629	9,182,983	3,258,111
Earnings per common share-basic and diluted	$0.11	$0.16	$0.44	$0.40

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the nine months ended September 30, 2019 and September 30, 2018:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Per Share Data:(1)
Net asset value, beginning of period	$9.91	$10.02
Net investment income (loss)	0.48	0.41
Net realized and unrealized gains (losses) on investments	(0.02)	(0.02)

Net increase (decrease) in net assets resulting from operations	0.46	0.39

Distributions to shareholders(2)	(0.44)	(0.37)

Net asset value, end of period	$9.93	$10.04
Shares outstanding, end of period	12,498,946	5,071,409
Total return at net asset value before incentive fees(3)(4)	5.08%	3.97%
Total return at net asset value after incentive fees(3)(4)	4.65%	3.91%

Ratio/Supplemental Data:
Net assets, end of period	$124,113,349	$50,917,417
Ratio of total expenses to weighted average net assets(5)	15.68%	13.73%
Ratio of net expenses to weighted average net assets(5)(6)	13.78%	6.34%
Ratio of net investment income (loss) before waivers to weighted average net assets(5)	4.76%	(1.29)%
Ratio of net investment income (loss) after waivers to weighted average net assets(5)(6)	6.66%	6.10%
Ratio of interest and credit facility expenses to weighted average net assets(5)	8.17%	3.61%
Ratio of incentive fees to weighted average net assets	0.61%	0.19%
Portfolio turnover rate(4)	14.47%	11.55%
Asset coverage ratio(7)	159%	240%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(4)	Not annualized.
(5)	Annualized, except for professional fees, directors’ fees, incentive fees and organizational and offering costs.
(6)

For the nine months ended September 30, 2019 and September 30, 2018, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser also reimbursed the Fund for operating expenses exceeding the percentage limit as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 1.37% and 0.40% for the nine months ended September 30, 2019 and September 30, 2018 respectively.

(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the financial statements were issued. The Fund has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

Effective November 13, 2019, the Fund has exercised its option to extend the maturity date of the Revolving Credit Facility to November 11, 2020.

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement with the Adviser, replacing the Advisory Agreement (which was terminated concurrently with the effectiveness of the Amended and Restated Advisory Agreement). The Amended and Restated Advisory Agreement is identical in all material respects to the Advisory Agreement, except that (i) it reflects new effective and termination dates and (ii) the income-based incentive fee has been revised to calculate Pre-incentive Fee Net Investment Income, which is expressed as a rate of return on the value of the Fund’s net assets, using the Fund’s average monthly net assets as of the first day of each month in the calendar quarter, rather than using the Fund’s net assets at the end of the immediately preceding fiscal quarter.

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

•

the other risks, uncertainties and other factors we identify under “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we are an investment company.

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

Portfolio and Investment Activity

During the three months ended September 30, 2019, we invested $43,773,769 in 10 portfolio companies, $7,722,734 was drawn down against the revolvers and delayed draw term loans, and we had $11,984,003 in aggregate amount of principal repayments, which includes $1,995,849 in revolver and delayed draw term paydowns, and $5,323 in sales, resulting in net investments of $39,507,177 for the period.

During the three months ended September 30, 2018, we invested $23,840,581 in 9 portfolio companies, $1,383,962 was drawn down against the revolvers, and we had $907,626 in aggregate amount of principal repayments, which includes $563,856 in revolver paydowns, and $0 in sales, resulting in net investments of $24,316,917 for the period.

During the nine months ended September 30, 2019, we invested $174,165,536 in 35 portfolio companies, $17,561,385 was drawn down against the revolvers and delayed draw term loans, and we had $24,086,016 in aggregate amount of principal repayments, which includes $6,444,889 in revolver and delayed draw term paydowns, and $7,636,064 in sales, resulting in net investments of $160,004,841 for the period.

During the nine months ended September 30, 2018, we invested $59,776,931 in 21 portfolio companies, $7,458,235 was drawn down against the revolvers, and we had $1,847,318 in aggregate amount of principal repayments, which includes $1,290,748 in revolver paydowns, and $3,933,486 in sales, resulting in net investments of $61,454,362 for the period.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2019:

	As of September 30, 2019
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$285,952,814	95.47%	$284,641,539	95.39%	8.56%
Second Lien Junior Secured Debt	7,646,021	2.55	7,620,547	2.55	10.89
Preferred Stock	4,298,247	1.43	4,469,886	1.50	—
Common Stock	1,633,778	0.55	1,667,445	0.56	—
Investment Company	11,329	0	11,329	0	—

Total	$299,542,189	100%	$298,410,746	100%

(1)	Based upon the par value of our debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2018:

	As of December 31, 2018
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$135,776,144	98.02%	$135,061,980	98.01%	9.34%
Second Lien Junior Secured Debt	1,201,433	0.87	1,200,773	0.87	10.91
Preferred Stock	1,160,531	0.84	1,160,531	0.84	—
Common Stock	374,135	0.27	379,849	0.28	—

Total	$138,512,243	100%	$137,803,133	100%

(1)	Based upon the par value of our debt investments

The following table presents certain selected financial information regarding our investment portfolio:

	As of September 30, 2019	As of December 31, 2018
Number of portfolio companies	80	44
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of September 30, 2019:

	As of September 30, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$293,598,835	100%	$292,262,086	100%
Non-accrual	—	—	—	—

Total	$293,598,835	100%	$292,262,086	100%

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$136,977,577	100%	$136,262,753	100%
Non-accrual	—	—	—	—

Total	$136,977,577	100%	$136,262,753	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of September 30, 2019 and as of December 31, 2018, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of September 30, 2019:

	As of September 30, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$285,952,814	84.71%	$284,641,539	84.59%
Second Lien Junior Secured Debt	7,646,021	2.26	7,620,547	2.26
Preferred Stock	4,298,247	1.27	4,469,886	1.33
Common Stock	1,633,778	0.48	1,667,445	0.50
Cash and cash equivalents	38,078,058	11.28	38,078,058	11.32

Total	$337,608,918	100%	$336,477,475	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$135,776,144	96.2%	$135,061,980	96.2%
Second Lien Junior Secured Debt	1,201,433	0.9	1,200,773	0.9
Preferred Stock	1,160,531	0.8	1,160,531	0.8
Common Stock	374,135	0.3	379,849	0.3
Cash	2,510,208	1.8	2,510,208	1.8

Total	$141,022,451	100%	$140,313,341	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2019 (with corresponding percentage of total portfolio investments):

	As of September 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$29,789,109	9.94%	$29,976,626	10.05%
Consumer Non-Cyclical	12,166,692	4.06	12,162,375	4.08
Digital Infrastructure & Services	22,140,673	7.39	22,124,909	7.41
Education	9,862,776	3.29	9,853,128	3.30
Energy	16,274,293	5.43	15,419,491	5.17
Healthcare & HCIT	66,815,939	22.33	66,517,261	22.30
Pharmaceutical	5,792,538	1.93	5,728,856	1.92
Software & Services	123,639,287	41.28	123,759,985	41.47
Specialty Finance	2,881,943	0.96	2,878,570	0.96
Transport & Logistics	10,167,610	3.39	9,978,216	3.34

	$299,530,860	100%	$298,399,417	100%

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

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations

Operating results for the three months ended September 30, 2019 and 2018, were as follows:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018
Total investment income	$5,859,037	$1,584,355
Total expenses	4,700,091	1,493,479

Waived collateral management fees	(367,534)	—
Expense reimbursement from Adviser	(31,875)	(462,465)
Waived management fees	(60,261)	(39,913)
Waived incentive fees	(56,255)	(32,302)
Net investment income	1,674,871	625,556
Net realized and change in unrealized gains (losses)	(393,328)	25,402

Net increase in net assets resulting from operations	$1,281,543	$650,958

Operating results for the nine months ended September 30, 2019 and 2018, were as follows:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Total investment income	$14,628,670	$3,191,593
Total expenses	11,700,886	4,015,868

Waived collateral management fees	(693,343)	—
Expense reimbursement from Adviser	(447,556)	(2,052,539)
Waived management fees	(191,359)	(77,203)
Waived incentive fees	(132,327)	(32,302)
Excise tax expense	—	3

Net investment income	4,392,369	1,337,766
Net realized and change in unrealized gains (losses)	(358,275)	(20,769)

Net increase in net assets resulting from operations	$4,034,094	$1,316,997

Investment Income

During the three months ended September 30, 2019, the Fund’s investment income was comprised of $5,718,631 of interest income, which includes $297,702 from net amortization of premium and accretion of discounts, $104,675 of payment-in-kind interest and other fee income of $35,731.

During the three months ended September 30, 2018, the Fund’s investment income was comprised of $1,581,876 of interest income, which includes $60,967 from the accretion of discounts and other fee income of $2,479.

During the nine months ended September 30, 2019, the Fund’s investment income was comprised of $14,290,652 of interest income, which includes $782,772 from net amortization of premium and accretion of discounts, $166,946 of payment-in-kind interest and other fee income of $171,072.

During the nine months ended September 30, 2018, the Fund’s investment income was comprised of $3,189,114 of interest income, which includes $122,140 from the accretion of discounts and other fee income of $2,479.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2019	2018
Interest and borrowing expenses	$2,424,364	$494,991
Management fees	1,017,059	281,892
Professional fees	379,792	379,861
Collateral management fees	367,534	—
Income-based incentive fee	180,792	66,206
Administration and custodian fees	113,524	39,546
Insurance expenses	68,338	62,383
Directors’ fees	37,500	37,223
Transfer agent fees	8,104	561
Offering costs	—	52,221
Other expenses	103,084	78,595

Total expenses	4,700,091	1,493,479
Waived collateral management fees	(367,534)	—
Expense reimbursement from Adviser	(31,875)	(462,465)
Waived management fees	(60,261)	(39,913)
Waived incentive fees	(56,255)	(32,302)

Net expenses	$4,184,166	$958,799

The composition of our operating expenses for the nine months ended September 30, 2019 and 2018 was as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2019	2018
Interest and borrowing expenses	$5,844,084	$927,005
Management fees	2,477,129	560,765
Professional fees	1,197,314	1,624,403
Income-based incentive fee	586,627	66,206
Collateral management fees	693,343	—
Administration and custodian fees	259,233	155,504
Insurance expenses	193,013	185,116
Directors’ fees	112,500	108,346
Transfer agent fees	19,203	561
Offering costs	—	156,089
Other expenses	318,440	231,873

Total expenses	11,700,886	4,015,868
Expense reimbursement from Adviser	(447,556)	(2,052,539)
Waived collateral management fees	(693,343)	—
Waived management fees	(191,359)	(77,203)
Waived incentive fees	(132,327)	(32,302)

Net expenses	$10,236,301	$1,853,824

Interest and borrowing expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the HSBC Credit Facility and the Barclays Credit Facility (each defined herein, and together, the “Credit Facilities”), and the Notes issued in the CLO transaction. The Fund first drew on the HSBC Credit Facility on November 15, 2017. The Fund first drew on the Barclays Credit Facility on January 30, 2019. As of September 30, 2019, there was no outstanding balance on the HSBC Credit Facility. As of December 31, 2018, the HSBC Credit Facility had an outstanding balance of $88,200,000. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities, and terminated the Barclays Credit Facility. The outstanding amount on the Notes is $209,954,376 as of September 30, 2019. Interest and borrowing expenses for the three months ended September 30, 2019 and 2018, were $2,424,364 and $494,991, respectively. Interest and borrowing expenses for the nine months ended September 30, 2019 and 2018, were $5,844,084 and $927,005, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.64% and 4.09% for the period ending September 30, 2019 and September 30, 2018, respectively.

Management Fee

The management fee expenses for the three months ended September 30, 2019 and 2018 were $1,017,059 and $281,892 respectively. The increase in the management fee for the three months ended September 30, 2019 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. The management fee expenses for the nine months ended September 30, 2019 and 2018 were $2,477,129 and $560,765 respectively. The increase in the management fee for the nine months ended September 30, 2019 was also a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2019, we had principal repayments of $11,984,003, which includes $1,995,849 of revolver and delayed draw term loan paydowns, and $5,323 in sales, resulting in $76,718 of net realized gain. During the nine months ended September 30, 2019, we had principal repayments of $24,086,016, which includes $6,444,889 of revolver and delayed draw term loan paydowns, and $7,636,064 in sales, resulting in $64,058 of net realized gain.

During the three months ended September 30, 2018, we had principal repayments of $907,626, which includes $563,856 of revolver paydowns, and $0 in sales, resulting in $0 of net realized gain/loss. During the nine months ended September 30, 2018, we had principal repayments of $1,847,318, which includes $1,290,748 of revolver paydowns, and $3,933,486 in sales, resulting in $0 of net realized gain/loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2019, we had $470,046 in net change in unrealized depreciation on $299,530,860 of investments in 80 portfolio companies.

During the three months ended September 30, 2018, we had $25,402 in net change in unrealized appreciation on $85,453,778 of investments in 27 portfolio companies.

During the nine months ended September 30, 2019, we had $422,333 in net change in unrealized depreciation on $299,530,860 of investments in 80 portfolio companies.

During the nine months ended September 30, 2018, we had $20,769 in net change in unrealized depreciation on $85,453,778 of investments in 27 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2019 and 2018, the net increase in net assets resulting from operations was $1,281,543 and $650,958, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.11 and $0.16, respectively.

For the nine months ended September 30, 2019 and 2018, the net increase in net assets resulting from operations was $4,034,094 and $1,316,997, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.44 and $0.40, respectively.

Cash Flows

For the nine months ended September 30, 2019, cash increased by $35,567,850. During the same period, we used $155,399,192 in operating activities, primarily as a result of purchases of investments. During the nine months ended September 30, 2019, we generated $190,967,042 from financing activities, primarily from issuance of common stock, repurchase of common stock, distributions paid, financing costs paid and borrowings and repayments on the HSBC Credit Facility and Barclays Credit Facility and CLO Notes.

For the nine months ended September 30, 2018, cash decreased by $14,673,164. During the same period, we used $59,345,618 in operating activities, primarily as a result of purchases of investments. During the nine months ended September 30, 2018, we generated $44,672,454 from financing activities, primarily from issuance of common stock and borrowings and repayments on the HSBC Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the nine months ended September 30, 2019, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At September 30, 2019, and December 31, 2018, we had $38,078,058 and $2,510,208 in cash and cash equivalents on hand, respectively. We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements now existing or that we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of the nine months ended September 30, 2019, taken together with our uncalled Capital Commitments of $237,562,848 and $50,000,000 undrawn on our Credit Facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. During the nine months ended September 30, 2019, we used $155,399,192 for operating activities.

Equity Activity

We have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of September 30, 2019, we received capital commitments of $359,356,251. Inception to September 30, 2019, we received capital contributions to the Fund of $121,793,403. Proceeds from the issuance of shares in respect of draw down notices described below were used for investing activities and for other general corporate purposes.

For the three months ended September 30, 2019, the Fund received no capital commitments, had $907,002 of dividend reinvestments, issued 91,341 shares to investors that opted into the Fund’s dividend reinvestment plan, $84,413 was withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program, issued capital drawdown notices to its investors for an aggregate amount of $17,967,810 and issued 1,795,822 shares to investors in respect of such capital drawdowns. For the three months ended September 30, 2018, the Fund received capital commitments of $40,975,677, had $347,908 of dividend reinvestments, issued 34,652 shares to investors that opted into the Fund’s dividend reinvestment plan, $0 was withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program (which commenced in November 2018) and issued capital drawdown notices to its investors for an aggregate amount of $15,912,791 and issued 1,577,979 shares to investors in respect of such capital drawdowns.

For the nine months ended September 30, 2019, the Fund received capital commitments of $51,852,141 (however, a capital commitment of $4,000,000, originally committed during the quarter ended March 31, 2019, was subsequently reduced by $1,000,000 before any capital was called), had $2,404,103 of dividend reinvestments, issued 241,635 shares to investors that opted into the Fund’s dividend reinvestment plan, $232,123 was withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program, issued capital drawdown notices to its investors for an aggregate amount of $59,056,735 and issued 5,896,977 shares to investors in respect of such capital drawdowns. For the nine months ended September 30, 2018, the Fund received capital commitments of $131,960,240 (however, two capital commitments of $95,000 and $150,000, originally committed during the year ended December 31, 2017, and quarter ended June 30, 2018, respectively, were subsequently cancelled before any capital was called), had $772,338 of dividend reinvestments, issued 77,042 shares to investors that opted into the Fund’s dividend reinvestment plan, $0 was withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program (which commenced in November 2018) and issued capital drawdown notices to its investors for an aggregate amount of $25,980,591 and issued 2,576,996 shares to investors in respect of such capital drawdowns.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2019	March 27, 2019	April 25, 2019	$0.15	$1,057,242
June 28, 2019	June 28, 2019	July 19, 2019	$0.16	$1,690,999
September 25, 2019	September 26, 2019	October 30, 2019	$0.13	$1,674,929

Total distributions declared			$0.44	$4,423,170

The following table summarizes distributions declared during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 28, 2018	June 28, 2018	June 29, 2018	$0.25	$759,327
September 27, 2018	September 27, 2018	September 28, 2018	$0.12	$625,565

Total distributions declared			$0.37	$1,384,892

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year. For the nine months ended September 30, 2019, the Fund estimates that the aggregate $4,423,170 distributed to stockholders was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

Share Repurchase Plan

On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). On September 26, 2018, the Fund’s stockholders approved the reduction of the asset coverage ratio applicable to the Fund from 200% to 150%. Pursuant to the SBCAA, on November 27, 2018, the Fund extended to its stockholders as of such date the opportunity to sell the shares held by that stockholder as of such date, with 25% of those shares to be repurchased in each of the four calendar quarters following the calendar quarter in which the approval was obtained. The first tender offer period began on November 27, 2018 and expired on December 27, 2018. The second tender offer period began on February 22, 2019 and expired on March 26, 2019. The third tender offer period began on May 17, 2019 and expired on June 25, 2019. The fourth tender offer period began on August 16, 2019 and expired on September 25, 2019.

The following table summarizes shares repurchased during the nine months ended September 30, 2019:

Payment Date	Shares	Dollar Amount
3/28/2019	7,331	$72,668
6/28/2019	7,529	$75,042
9/25/2019	8,478	$84,413
Total shares repurchased	23,338	$232,123

There were no shares repurchased during the nine months ended September 30, 2018.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Advisory Agreement with the Adviser consist of (i) a base management fee equal to a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. Under the Administration Agreement, we will reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement. Stockholder approval is not required to amend the Administration Agreement or Expense Reimbursement Agreement. Any new investment advisory agreement would be subject to approval by our stockholders.

The following table shows our contractual obligations as of September 30, 2019:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Facility	$—	$—	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$—	$—	$—	$—	$178.2
Class A-2A Senior Secured Floating Rate Note	$—	$—	$—	$—	$25.0
Class A-2B Senior Secured Floating Rate Note	$—	$—	$—	$—	$9.95

See “Notes to Unaudited Consolidated Financial Statements – Note 4. Borrowings” for a discussion of the terms of the Credit Facilities and CLO Notes.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, the Fund had unfunded Capital Commitments related to Subscription Agreements of $237,562,848 and $245,767,442, respectively.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the statements of assets and liabilities. As of September 30, 2019 our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,733)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$502,589	$(10,052)
American Physician Partners, LLC	Delayed Draw Term Loan	1/29/2020	$62,160	$(932)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(3,996)
AMI US Holdings Inc.	Revolver	4/1/2024	$481,626	$(9,633)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(5,165)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$548,269	$(5,483)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Delayed Draw Term Loan	5/15/2020	$110,000	$—
Businesssolver.com, Inc.	Revolver	5/15/2023	$252,353	$—
Captain D’s, Inc.	Revolver	12/15/2023	$86,474	$(865)
CutisPharma Inc.	Delayed Draw Term Loan	5/17/2021	$1,931,727	$(33,806)
CutisPharma Inc.	Revolver	3/21/2023	$482,932	$(8,452)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$2,924,689	$(14,623)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(4,178)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$526,880	$(10,538)
Dillon Logistics, Inc.	Revolver	12/11/2023	$26,552	$(1,593)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Edgewood Partners Holdings LLC	Delayed Draw Term Loan	12/31/2019	$1,458,540	$(14,585)
Engage2Excel, Inc	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc	Revolver	3/7/2023	$188,453	$(3,769)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(13,928)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(12,959)
Fuze, Inc.	Revolver	9/20/2024	$1,295,886	$(6,480)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,644)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	6/20/2020	$675,044	$(13,500)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$241,806	$(3,023)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
IFS Acquisition, LLC	Revolver	11/21/2023	$489,374	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Revolver	3/15/2023	$118,339	$(1,479)

InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,990,675	$(87,383)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$94,699	$(1,657)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Ministry Brands, LLC	Delayed Draw Term Loan	12/2/2022	$732,132	$(3,661)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
Nine Point Energy, LLC	Revolver	6/7/2024	$175,000	$(3,500)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$336,399	$(3,364)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$210,791	$(4,216)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,369)
Rhode Holdings Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,281)
Rhode Holdings Inc.	Revolver	5/2/2025	$268,565	$(5,371)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,757)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc	Revolver	12/21/2023	$416,148	$(4,162)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$(3,338)
Smile Brands, Inc.	Revolver	10/12/2023	$216,587	$(2,166)
Sugarcrm Inc.	Revolver	7/31/2024	$124,098	$(1,241)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,257)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,507)
Symplr Software, Inc.	Revolver	11/30/2023	$55,481	$(832)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$586,952	$(10,272)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,937,786	$(29,067)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,666)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—

Total 1st Lien/Senior Secured Debt			$60,480,176	$(789,172)

Total			$60,480,176	$(789,172)

As of December 31, 2018, our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$3,212,948	$(48,194)
American Physician Partners LLC	Revolver	12/21/2021	$347,466	$(5,212)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$291,176	$(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	$194,118	$(3,882)
Caliper Software, Inc.	Revolver	11/30/2023	$281,636	$(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	$112,481	$(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	$225,550	$(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$233,718	$(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	$736,677	$(11,050)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	$270,115	$(5,402)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	$197,231	$(2,958)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$556,562	$(9,740)
Maintech, Incorporated	Revolver	12/28/2022	$60,500	$(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$947,111	$(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$591,549	$(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,536	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	$183,152	$(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,340	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$212,340	$(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	$232,683	$(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,713	$(41,786)
Theranest, LLC	Revolver	07/24/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$281,646	$(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

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

The initial maximum principal amount (the “Maximum Commitment”) of the HSBC Credit Facility was $30 million. The Maximum Commitment amount may be increased upon request of the Fund to an amount agreed upon by the Fund and the Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the Administrative Agent, subject to certain terms and conditions. As of January 31, 2019, the Fund set the Maximum Commitment as $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ commitments (the “Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the HSBC Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments.

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

The HSBC Credit Facility was scheduled to mature on November 13, 2019, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 13, 2019; and (iv) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 13, 2019.

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

As of September 30, 2019, there was no outstanding balance on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. As of December 31, 2018, we had $88,200,000 outstanding on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. We intend to continue to utilize the HSBC Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$44,955	$340,405
Commitment fees	40,945	18,217
Amortization of deferred financing costs	43,878	136,369

Total interest and borrowing expenses	$129,778	$494,991

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$410,787	$585,832
Commitment fees	122,574	52,208
Amortization of deferred financing costs	147,432	288,965

Total interest and borrowing expenses	$680,793	$927,005

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

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. For the three and nine months ended September 30, 2019, the Fund incurred a collateral management fee of $100,949 and $426,758, respectively, which was voluntarily waived by the Adviser.

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities, and terminated the Barclays Credit Facility. For a discussion of the CLO Transaction see “Notes to Unaudited Consolidated Financial Statements – Note 4. Collateralized Loan Obligations.”

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$751,048	$—
Commitment fees	5,041	—
Amortization of deferred financing costs	123,547	—

Total interest and borrowing expenses	$879,636	$—

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$3,336,538	$—
Commitment fees	56,338	—
Amortization of deferred financing costs	355,465	—

Total interest and borrowing expenses	$3,748,341	$—

Borrowings of ABPCIC Funding are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of ABPCIC Funding under the Barclays Credit Facility were non-recourse to the Fund.

Debt Securitization

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd (the “Issuer”) and ABPCI Direct Lending Fund CLO VI LLC (the “Co-Issuer,” and together with the Issuer, the “Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO Transaction”). The notes offered by the Co-Issuers in the CLO Transaction (the “Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans. The CLO Transaction was executed through a private placement of: (i) $178,200,000 of Class A-1 Senior Secured Floating Rate Notes, which bear interest at three-months LIBOR plus 1.73% per annum; (ii) $25,000,000 of Class A-2A Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.45% per annum; (iii) $9,950,000 of Class A-2B Senior Secured Fixed Rate Notes, which bear interest at 4.23% per annum;

(iv) $16,400,000 of Class B Secured Deferrable Floating Rate Notes, which bear interest at LIBOR plus 3.40% per annum; and (v) $17,350,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at LIBOR plus 4.40% per annum. The Notes are scheduled to mature on August 9, 2030.

In a series of contemporaneous transactions on the closing date of the CLO Transaction, (i) the Issuer, together with the issuance of certain of the Notes (including $16,400,000 of Class B Notes, $17,350,000 of Class C Notes and $53,600,000 of subordinated notes (the “Subordinated Notes”) to ABPCI Direct Lending Fund CLO VI Depositor LLC (the “Depositor”), a newly-formed wholly-owned subsidiary of the Fund, purchased the initial collateral obligations (which will settle pursuant to the Closing Merger, as such term is defined below) pursuant to a loan sale and contribution agreement dated as of August 9, 2019 (the “Loan Sale Agreement”), among the Fund, as seller, the Depositor, as intermediate seller, and the Issuer, as buyer, as amended or otherwise modified from time to time, (ii) the Issuer repaid all of the outstanding obligations owed to the lenders and agents of the Barclays Credit Facility, (iii) the Issuer made a cash distribution of approximately $8,400,000 to the Fund (in its capacity as sole member of ABPCIC Funding), (iv) the Fund caused ABPCIC Funding to merge into the Issuer with the Issuer being the entity surviving such merger (such merger transaction, the “Closing Merger”) and (v) the Issuer made any other payments due in connection with the repayment of the Barclays Credit Facility and the Closing Merger and paid any other fees and expenses expected to be paid as of such date. Any realized and unrealized gains and losses of ABPCIC Funding during the term of the Barclays Credit Facility are for the Issuer’s account (except to the extent previously distributed to the Fund). Under the terms of the Closing Merger, the rights and property of ABPCIC Funding (including the collateral obligations and eligible investments (if any) acquired by ABPCIC Funding and not distributed or sold as described above) immediately vested in the Issuer. In addition, the Issuer became liable for and subject, in the same manner as ABPCIC Funding, to all funding obligations on any revolving collateral obligations and delayed drawdown collateral obligations and all other liabilities and obligations related to the collateral obligations previously owned by ABPCIC Funding. Following the closing of the CLO Transaction, the Depositor is the 100% owner of the Subordinated Notes.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the Collateral Management Agreement. For the three and nine months ended September 30, 2019, the Fund incurred a collateral management fee of $266,585 and $266,585, respectively, which was voluntarily waived by the Adviser.

The interest rate and outstanding borrowings under the Notes as of September 30, 2019 were as follows:

Notes	Principal Amount	Interest rate at September 30, 2019	Outstanding Borrowings	Fair Value
Class A-1	$178,200,000	L+1.73%	$178,200,000	$178,200,000
Class A-2A	25,000,000	L+2.45%	25,000,000	25,000,000
Class A-2B	9,950,000	4.23%	9,950,000	9,950,000
Class B	16,400,000	L+3.40%	0	0
Class C	17,350,000	L+4.40%	0	0
Subordinated Notes	53,600,000	N/A	0	0

Total	$300,500,000		$213,150,000	$213,150,000

For the three and nine months ended September 30, 2019, the components of interest expense related to the Notes were as follows:

For the Three and Nine Months Ended September 30, 2019
Borrowing interest expense	$1,276,850
Commitment fees	—
Amortization of debt issuance costs	138,100

Total interest expenses	$1,414,950

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

As of September 30, 2019, and December 31, 2018, the Fund had total senior securities of $209,954,376 and $88,200,000, respectively, consisting of borrowings under the Revolving Credit Facility and Notes, and had asset coverage ratios of 159% and 172%, respectively.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2019, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(746,009)	$(508,000)	$(238,009)
Up 100 basis points	2,984,038	2,032,000	952,038
Up 200 basis points	5,868,076	4,064,000	1,804,076
Up 300 basis points	8,952,113	6,096,000	2,856,113

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. As of September 30, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the shares of common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of September 30, 2019 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2019.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of September 30, 2019(1)	(18.5)%	(4.8)%	8.9%	22.5%	36.2%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(19.8)%	(4.8)%	10.2%	25.2%	40.2%

(1)

Assumes $338.9 million in total portfolio assets, $225.9 million in senior securities outstanding, $124.1 million in net assets, and an average cost of funds of (5.1)%. Actual interest payments may be different.

(2)

Assumes $338.9 million in total portfolio assets, $225.9 million in senior securities outstanding, $124.1 million in net assets, and an average cost of funds of (5.1)%. Actual interest payments may be different.

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

(a) On November 13, 2019, following the sale by AXA S.A. of its minority stake of AXA Equitable Holdings, Inc., an indirect holder of a majority of the membership interests in AllianceBernstein L.P., the direct parent of Alliance Capital Management LLC, the direct parent of the Adviser, via an initial public offering and listing of AXA Equitable’s shares of common stock on the New York Stock Exchange, the Fund entered into a new investment advisory agreement (the “Amended and Restated Advisory Agreement”) with the Adviser, replacing the Advisory Agreement (which was terminated concurrently with the effectiveness of the Amended and Restated Advisory Agreement).

The Amended and Restated Advisory Agreement is identical in all material respects to the Advisory Agreement, except that (i) it reflects new effective and termination dates and (ii) the income-based incentive fee has been revised to calculate Pre-incentive Fee Net Investment Income, which is expressed as a rate of return on the value of the Fund’s net assets, using the Fund’s average monthly net assets as of the first day of each month in the calendar quarter, rather than using the Fund’s net assets at the end of the immediately preceding fiscal quarter.

The Amended and Restated Advisory Agreement will remain in effect initially for two years, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the affirmative vote of a majority of the Board, or by the affirmative vote of a majority of the outstanding voting securities of the Fund, and (ii) the affirmative vote of a majority of the Fund’s directors who are not “interested persons,” as defined in the 1940 Act (the “Independent Directors”). The Amended and Restated Advisory Agreement may be terminated at any time, without the payment of any penalty, upon not more than 60 days’ written notice by: (i) the affirmative vote of a majority of the outstanding voting securities of the Fund, (ii) the affirmative vote of a majority of the Board, including a majority of the Independent Directors, or (iii) the Adviser. The Amended and Restated Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).

The Amended and Restated Advisory Agreement was approved by the Board (including all of the Independent Directors) on March 28, 2019, and by the Fund’s stockholders at a meeting held on September 26, 2019.

The description of the Advisory Agreement contained in this Part II, Item 5 does not purport to be complete and is qualified in its entirety by reference to the Advisory Agreement, attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Amended and Restated Investment Advisory Agreement, dated November 13, 2019, by and between the Fund and the Adviser*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 14, 2019	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)