Form 10-K
period 2019-12-31
AB Private Credit Investors Corp
filed 2020-03-30
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to

Commission file number 814-01196

AB Private Credit Investors Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2491356
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas New York, NY	10105
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 969-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
—	—	—

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

The issuer had 14,627,400.975 shares of common stock, $0.01 par value per share, outstanding as of March 30, 2020.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

•	pandemics or other serious public health events, such as the recent global outbreak of a novel strain of the coronavirus, commonly known as “COVID-19”;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

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

The Fund may accept additional Capital Commitments quarterly (“Subsequent Closings”) from new investors as well as existing investors that wish to increase their commitment and shareholding in the Fund. These Subsequent Closings are expected to occur on a calendar-quarter end based on investor interest as well as the state of the market and our capacity to invest the additional capital within a reasonable period. Each Capital Commitment is for the life of the Fund or for a shorter period based on the investor’s liquidation election, subject to the Fund’s receipt of exemptive relief that would permit stockholders to liquidate their investments pursuant to transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be established.

We entered into a credit agreement (the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”) and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Facility, as lenders. As part of the HSBC Credit Facility and any other future credit facility we enter into, the right to make capital calls of stockholders may be pledged as collateral to a lender, which will be able to call for capital contributions upon the occurrence of an event of default under such related credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their Remaining Capital Commitments, without regard to the underlying value of their investment. See “Risk Factors — The right to make capital calls of stockholders may be pledged as collateral under the Credit Facilities or any other future borrowing facility.”

On January 30, 2019, ABPCIC Funding I LLC (“ABPCIC Funding”) entered into a credit agreement (the “Barclays Credit Agreement,” together with all ancillary documents thereto, the “Barclays Credit Facility”) with Barclays Bank PLC, New York Branch (“Barclays”) as facility agent (in such capacity, the “Facility Agent”) and U.S. Bank National Association (“U.S. Bank”) as collateral agent (in such capacity, the “Collateral Agent”), collateral administrator (in such capacity, the “Collateral Administrator”) and custodian (in such capacity, the “Custodian”). The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. The Barclays Credit Facility was in effect during 2019, but was terminated on August 9, 2019.

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd (the “Issuer”) and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the “Co-Issuer,” and together with the Issuer, the “Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO Transaction”). The stated reinvestment date is August 9, 2022. The CLO Transaction was executed through a private placement and the notes offered (the “Notes”). See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Securitization.”

General

We are structured as an externally managed, non-diversified closed-end management investment company. We expect to operate as a “private” BDC and to conduct a private offering to investors in reliance on exemptions from the registration requirements of the Securities Act while we invest the proceeds of the Private Offering. We are an “emerging growth company” under the JOBS Act. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Our investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-originated, privately-negotiated, secured, middle market loans. We will invest at least 80% of our assets in debt instruments. We intend to invest in middle-market businesses based in the United States, which we generally define as having enterprise values between $75 million and $500 million. However, from time to time, we may invest in larger or smaller companies. We expect that the primary use of proceeds by the companies in which the Fund invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital. As of December 31, 2019, our investment portfolio totaled $345,025,318 and consisted primarily of senior debt.

We will seek to build the Fund’s portfolio in a defensive manner that minimizes cyclical and correlated risks across individual names and sector verticals by targeting companies with strong underlying business models and durable intrinsic value.

We expect to continue to make investments primarily through direct originations as well as secondary purchases. Our credit investments will principally take the form of first lien, stretch senior, unitranche, and second lien loans, although the actual mix of instruments pursued will vary over time depending on our views on how best to optimize risk-adjusted returns. We will also consider unsecured mezzanine debt, structured preferred stock, and non-control equity co-investment opportunities, typically alongside a leading middle market financial sponsor and/or in partnership with a strong management group. We expect our loans will generally carry contractual maturities between four and six years.

We pursue opportunities across a broad range of sectors, including but not limited to, the following end markets: alarm monitoring; communications and IT infrastructure; energy; enterprise software (including software-as-a-service); equipment finance; financial technology/transaction processing; franchisors, franchisees, and restaurants; healthcare and healthcare IT; non-discretionary consumer (including certain multi-site retailers); specialized, value-added manufacturing; specialty finance; technology-enabled services; transportation and logistics; consumer non-cyclical; business services; and education.

The Board of Directors

Our business and affairs are managed under the direction of the board of directors (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of our Class I directors will expire in 2020, and if reelected by our stockholders, our Class I directors will serve new terms to expire at the 2023 annual meeting of stockholders; the terms of our Class II directors will expire at the 2021 annual meeting of stockholders; and the term of our Class III director will expire at the 2022 annual meeting of stockholders. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.” The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

About Our Investment Adviser

Our investment activities are managed by our external investment adviser, AB Private Credit Investors LLC. We benefit from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $623 billion in assets under management as of December 31, 2019, and a global client base that includes institutions, private clients and retail investors. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

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

Approval of Amended and Restated Advisory Agreement

Our Board, at a meeting held on March 28, 2019, approved, and recommended that our stockholders approve, a new investment advisory agreement between the Company and the Adviser (the “Amended and Restated Advisory Agreement”). Our stockholders, at a meeting held on September 26, 2019, approved the Amended and Restated Advisory Agreement. On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement with the Adviser, replacing the advisory agreement we entered into with the Adviser on July 27, 2017 (the “Advisory Agreement”) concurrently with the effectiveness of the Amended and Restated Advisory Agreement. The Amended and Restated Advisory Agreement is identical in all material respects to the Advisory Agreement, except that (i) it reflects new effective and termination dates and (ii) the income-based incentive fee has been revised to calculate Pre-incentive Fee Net Investment Income (as defined below), which is expressed as a rate of return on the value of the Fund’s net assets, using the Fund’s average monthly net assets as of the first day of each month in the calendar quarter, rather than using the Fund’s net assets at the end of the immediately preceding fiscal quarter.

The Adviser, for its services to us, will be entitled to receive base management and incentive fees. In addition, under the Amended and Restated Advisory Agreement and to the extent permitted by applicable law and in the discretion of our Board, we indemnify the Adviser and certain of its affiliates. See “Risk Factors —Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns; — Our incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so; — The compensation we will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations; — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

Base Management Fee

The base management fee is payable quarterly in arrears and calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears, but is accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid.

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

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on our net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income” or “PIFNII”) for the quarter, as further described below. PIFNII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, due diligence, managerial and consulting fees or other fees we receive from portfolio companies) that we accrue during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we have entered into with the Administrator, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. generally accepted accounting principles (“GAAP”). PIFNII also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Our Adviser is not under any obligation to reimburse us for any part of the income-based incentive fees it received that was based on accrued interest that we never actually received. See “Risk Factors — Risks Relating to Our Business — There are significant potential conflicts of interest which could impact our investment returns” and “Risk Factors — Risks Relating to Our Business — Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser.”

PIFNII does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income-based incentive fee, it is possible that we may accrue such fees in a quarter where we incur a net loss. For example, if we receive PIFNII in excess of the hurdle rate (as defined below) for a quarter, we will accrue the applicable income-based incentive fee even if we have incurred a realized and/or unrealized capital loss in that quarter. However, cash payment of the income-based incentive fee may be deferred in this situation, subject to the restrictions detailed at the end of this section.

PIFNII, expressed as a rate of return on the average value of the Fund’s net assets (defined as total assets, less indebtedness and before taking into account any incentive fees payable during the period) as of the first day of each month during the course of the immediately preceding calendar quarter, will be compared to various “hurdle rates,” with the income-based incentive fee rate of return increasing at each hurdle rate.

Description of Quarterly Incentive Fee Calculations

We pay our Adviser an income-based incentive fee with respect to PIFNII in each calendar quarter as follows:

•	No income-based incentive fee in any calendar quarter in which the PIFNII does not exceed 1.5% per quarter (6% per annum), the “6% Hurdle Rate”; and

•

100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of PIFNII (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catch-up.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and

•

10.0% of the amount of PIFNII, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the PIFNII until the amount of PIFNII exceeds 1.94%, approximately 7.78% per annum; and

•

100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), approximately 8.24% per annum. This portion of PIFNII (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catch-up.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and

•

15.0% of the amount of PIFNII, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”), approximately 9.41% per annum. The 8% Hurdle Rate is meant to limit the Adviser to 15% of the PIFNII until the amount of PIFNII exceeds 2.35%, approximately 9.41% per annum; and

•

100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter (the “8% Catch-up Cap”), approximately 10% per annum. This portion of PIFNII (which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up Cap) is referred to as the “8% Catch-up.” The 8% Catch-up is meant to provide the Adviser with 20.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.50% in any calendar quarter; and

•	20.0% of the amount of PIFNII, if any, that exceeds 2.50% in any calendar quarter.

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 20% of our aggregate cumulative realized capital gains from the date of our election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” will not include any unrealized appreciation. For accounting purposes only, we are required under GAAP to accrue a hypothetical capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Amended and Restated Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a hypothetical capital gains incentive fee that would be payable to the Adviser at each measurement date. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Amended and Restated Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

The amount of capital gains incentive fee expense related to a hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Amended and Restated Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

We will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if, during the most recent four full fiscal quarter periods ending on or prior to the date such payment is to be made, the sum of (a) the PIFNII, (b) the realized capital gain/loss and (c) unrealized capital appreciation/depreciation, expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Amended and Restated Advisory Agreement.

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

(1)

The hypothetical amount of PIFNII shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full fiscal quarter periods ending on or prior to the date the payment set forth in the example is to be made the sum of (a) the PIFNII, (b) the realized capital gain/loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of our net assets, is at least 6.0%

(2)	Represents a quarter of the 6.0% annualized 6% Hurdle Rate.

(3)	Represents a quarter of the 6.67% annualized 7% Hurdle Rate.
(4)	Represents a quarter of the 9.41% annualized 8% Hurdle Rate.
(5)	Represents a quarter of the 1.5% annualized management fee.
(6)	Excludes offering expenses.

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	PIFNII

(investment income – (management fee + other expenses)) = 0.65%

PIFNII does not exceed the hurdle rate, therefore there is no income based fee.

Alternative 2

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.20%

•	PIFNII

(investment income – (management fee + other expenses)) = 1.60%

PIFNII exceeds 6% Hurdle Rate, therefore there is an income based incentive fee.

Income Based Fee	=

100% × (the greater of 0% AND (the lesser of (PIFNII – 6% Hurdle Rate) AND (6% Catch-up Cap – 6% Hurdle Rate)))

+ 10% × (the greater of 0% AND (the lesser of (PIFNII – 6% Catch-up Cap) AND (7% Hurdle Rate – 6% Catch-up Cap)))

+ 100% × (the greater of 0% AND (the lesser of (PIFNII – 7% Hurdle Rate) AND (7% Catch-up Cap – 7% Hurdle Rate)))

+ 15% × (the greater of 0% AND (the lesser of (PIFNII – 7% Catch-up Cap) AND (8% Hurdle Rate – 7% Catch-up Cap)))

+ 100% × (the greater of 0% AND (the lesser of (PIFNII – 8% Hurdle Rate) AND (8% Catch-up Cap – 8% Hurdle Rate)))

+ 20% × (the greater of 0% AND (PIFNII – 8% Catch-up Cap))

	=	(100% × (1.6% – 1.5%)) + 0% + 0% + 0% + 0% + 0%
	=	100% × 0.1%
	=	0.1%

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.40%

•	PIFNII

(investment income — (management fee + other expenses)) = 1.80%

PIFNII exceeds 6% Hurdle Rate and 6% Catch-up Cap, but is less than the 7% Hurdle Rate. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.80% – 1.67%))
	=	0.17% + (10.0% × 0.13%)
	=	0.17% + 0.01%
	=	0.18%

Alternative 4

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.60%

•	PIFNII

(investment income – (management fee + other expenses)) = 2.0%

PIFNII exceeds 7% Hurdle Rate, but is less than the 7% Catch-up Cap. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.00% – 1.94%))
	=	0.17% + (10.0% × 0.27% (1.94% – 1.67%)) + (100%× 0.06%)
	=	0.17% + 0.03% + 0.06%
	=	0.26%

Alternative 5

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.80%

•	PIFNII

(investment income – (management fee + other expenses)) = 2.20%

PIFNII exceeds 7% Catch-up Cap, but is less than the 8% Hurdle Rate. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%)) + (15.0% × (2.20% – 2.06%))
	=	0.17 + (10.0% × 0.27%) + (100% × 0.12%) + (15% × 0.14%)
	=	0.17% + 0.03% + 0.11% + 0.02%
	=	0.33%

Alternative 6

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.00%

•	PIFNII

(investment income – (management fee + other expenses)) = 2.40%

PIFNII exceeds 8% Hurdle Rate, but is less than the 8% Catch-up Cap. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%)) + (15.0% × (2.35% – 2.06%)) + (100% × (2.40% – 2.35%))
	=	0.17 + (10.0% × 0.27%) + (100% × 0.12%) + (15% × 0.29%) + (100% × 0.05%)
	=	0.17% + 0.03% + 0.11% + 0.04% + 0.05%
	=	0.40%

Alternative 7

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.20%

•	PIFNII

(investment income – (management fee + other expenses)) = 2.60%

PIFNII exceeds 8% Hurdle Rate, but is less than the 8% Catch-up Cap. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%)) + (15.0% × (2.35% – 2.06%)) + (100% × (2.50% – 2.35%)) + (20% × (2.60% – 2.50%))
	=	0.17% + (10.0% × 0.27%) + (100% × 0.12%) + (15% × 0.29%) + (100% × 0.15%) + (20.0% × 0.10%)
	=	0.17% + 0.03% + 0.11% + 0.04% + 0.15% + 0.02%
	=	0.52%

Example 2—Capital Gains Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50 million and fair value (“FV”) of Investment B determined to be $32 million

•	Year 3: FV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains incentive fee, if any, would be:

•	Year 1: None (No sales transactions)

•	Year 2: $6 million (20.0% multiplied by $30 million realized capital gains on sale of Investment A)

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

•

Year 5: None ($5.00 million (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.40 million (cumulative Capital Gains Fee paid in Year 2 and Year 3))

Example 3—Deferral of Cash Payment of Incentive Fees:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”)

•	Year 2, Quarter 4: Fair value (“FV”) of Investment A determined to be $19 million

•	Net Assets for the 2 year period = $20mm(1)

Period	Hurdle Rate	Management Fee	Other Expenses	Investment Income	Pre- Incentive Fee Net Investment Income	Income- Based Fee(2)
Year 1, Quarter 1	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 1, Quarter 2	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 1, Quarter 3	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 1, Quarter 4	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 1	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 2	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 3	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 4	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%

Most recent four full fiscal quarter period ending Year 2, Quarter 4:

a)	PIFNII as a return on net assets = 2.20% * 4 = 8.8%

b)	Realized capital gain/(loss) = zero

c)	Unrealized capital appreciation/(depreciation) = ($1mm), as a return on net assets = (5%)

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

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	base management fees and incentive fees payable to the Adviser;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, holding of meetings, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	marketing expenses; and

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

Duration and Termination

Unless terminated earlier as described below, the Amended and Restated Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually (i) (A) by our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) by a majority of our Independent Directors. The Amended and Restated Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Amended and Restated Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors — Risks Related to our Business and Structure —the Adviser and the Administrator have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

The Amended and Restated Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Amended and Restated Advisory Agreement, the Adviser and its professionals and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Amended and Restated Advisory Agreement or otherwise as our investment adviser.

Deferral of Incentive Fees in Certain Instances

The terms of the Amended and Restated Advisory Agreement provide that we will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter periods ending on or prior to the date such payment is to be made the sum of (a) the PIFNII, (b) the realized capital gain/loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Amended and Restated Advisory Agreement. In February 2020, we and an affiliate of Abbott Capital Management, LLC (“Abbott”) made capital contributions to, and became members of, ABPCIC Equity Holdings, LLC, a Delaware limited liability company and a special purpose vehicle designed to invest in private equity investments sourced by Abbott (“ABPCIC Equity Holdings”). ABPCIC Equity Holdings is a consolidated subsidiary of the Fund. The Adviser intends to annually waive a portion of the capital gains incentive fee otherwise payable to the Adviser by the Fund by an amount equal to that amount of cash distributed during such year by ABPCIC Equity Holdings to Abbott. This fee waiver is intended to ensure that Abbott’s participation in investments through ABPCIC Equity Holdings has no effect on the economics received by the Fund’s stockholders in respect of their shares of Fund common stock.

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

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Amended and Restated Advisory Agreement, or (b) the Board makes a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement that have not been reimbursed by the Fund to the Adviser.

As of December 31, 2019, the amount of Expense Payments provided by the Adviser since inception is $4,784,382. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$107,841	$894,306	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	—	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	—	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	—	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	0	—	0	6.423%	December 31, 2022	1.0%

Total	$4,784,382	$107,841	$4,676,541

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

Competition

Our primary competitors for investments include public and private credit investment funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they engage in making private loans to middle market companies, investment advisors that also manage private equity and hedge funds. Some of our competitors are larger and have greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish relationships in areas that differ from ours. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the source of income, asset diversification, distribution and other requirements we must satisfy to maintain our qualification as a RIC.

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

The Adviser’s collective investment philosophy and process provide a demonstrated track record of success. The Adviser is committed to the consistent application of its proven approach throughout the investment lifecycle, from deal selection to portfolio management, combining fundamental and valuation-based analytical tools and principles with proven underwriting frameworks to strive to achieve superior outcomes. We believe that the Adviser is highly selective and focuses on pursuing companies that we believe exhibit strong underlying business models and durable intrinsic value.

We believe the Adviser’s qualifications, experience, and track record of success will render us competitive in the BDC marketplace.

For additional information concerning the competitive risks we face, see “Risk Factors — Risks Related to Our Business and Structure — We may face increasing competition for investment opportunities.”

Managerial Assistance

As a BDC, we will offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. The Adviser will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by the Adviser in accordance with the Amended and Restated Advisory Agreement.

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

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of the Administrator, the Adviser or its affiliates, pursuant to the terms of the Amended and Restated Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement. Each of our executive officers described under “Directors, Executive Officers and Corporate Governance” is an employee of the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. This investment team focuses on origination and transaction development and the ongoing monitoring of our investments. In addition, we may reimburse the Adviser for any allocable portion of the compensation paid by the Adviser (or its affiliates) to the Fund’s Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Fund) and any internal audit staff, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. See “Business — General — Investment Advisory Agreement; Administration Agreement.”

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

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our stockholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular stockholders in light of their individual investment circumstances or to some types of stockholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, non-U.S. stockholders (as defined below) engaged in a trade or business in the United States, persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual non-U.S. stockholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax, the net investment income tax, alternative minimum tax or foreign, state or local tax. This discussion assumes that our stockholders hold their shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the IRS regarding any matter discussed herein.

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

As a RIC, we generally will not be subject to U.S. federal income tax on net income and net realized capital gains that we distribute to stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (i.e., our taxable ordinary income, which includes, among other items, dividends, and interest, plus the excess (if any) of our net realized short-term capital gains over net realized long-term capital losses, reduced by deductible expenses) determined without regard to the deduction for dividends paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to timely distribute all or substantially all of our investment company taxable income in order to satisfy the Annual Distribution Requirement. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year and will be subject to U.S. federal income tax at regular corporate rates on all of our net income and net realized capital gains regardless of any distributions made to stockholders. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains (i.e., our net realized long-term capital gains in excess of net realized short-term capital losses) for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal corporate income tax.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

We have elected to be treated as a RIC with respect to our taxable year ending in 2019. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income at regular corporate rates. In addition, we would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains when recognized over the next five years. Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

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

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or long-term capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and eligible for a maximum U.S. federal tax rate of 20%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum U.S. federal tax rate.

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

Taxation of Non-U.S. Stockholders

The following discussion only applies to non-U.S. stockholders that are not engaged in a U.S. trade or business. Non-U.S. stockholders engaged in a U.S. trade or business should consult their own tax advisers to determine the tax consequences to such non-U.S. investors of acquiring, holding, and disposing of Shares. Whether an investment in Shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. The tax consequences to non-U.S. stockholders entitled to claim the benefits of an applicable tax treaty or that are individuals that are present in the U.S. for 183 days or more during a taxable year may be different from those described herein. Non-U.S. investors should consult their own tax advisers before investing in shares of our common stock.

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

Tax Consequences of Possible Spin-Off or Liquidating Share Class

We intend to apply for exemptive relief from the SEC which, if granted, would provide a liquidity option to allow investors to exchange their Shares for shares of common stock in a newly formed entity (the “New BDC”) that will elect to be treated as a BDC under the 1940 Act, and that will effectuate an orderly wind down after the third anniversary of the initial closing of the Fund’s private placement, and every three years thereafter.1 Investors will also be able to retain their existing Shares and investments in the Fund and to receive distributions in the ordinary course. In order to effectuate this option, the Fund expects it would need to, among other things, transfer to the New BDC, in exchange for newly issued shares of the New BDC, a pro rata portion of its assets and liabilities corresponding to the aggregate net asset value of the Shares of the investors that have elected to invest in the New BDC (the “Transfer Assets”), and thereafter exchange the New BDC shares received for the Shares of the electing investors. Such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “New BDC Spin-Off.” Upon execution of the New BDC Spin-Off, investors owning shares of the New BDC will be released from any further obligation to purchase additional Shares but their Remaining Commitment, if any, may be called in exchange for additional shares of the New BDC. Such Remaining Commitments will not be called to fund new investments in the New BDC and investors owning shares of the New BDC will not be required to fund their respective Remaining Commitments with respect to such shares of the New BDC except to the extent necessary to cover any required post commitment period obligations.

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

In the event exemptive relief for the Spin-off or Liquidating Share Class is granted by the SEC, we will determine the tax consequences of such transaction to our liquidating stockholders and the Fund at that time and such tax consequences will be disclosed in a subsequent disclosure.

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

Risks Related to Our Business and Structure

Limited operating history as a BDC.

The Fund commenced investment operations on November 15, 2017. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, the Adviser may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of the members of the Adviser’s Investment Committee in prior investment funds. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

The Adviser has no prior experience managing a BDC or a RIC.

Although AB has experience managing RICs, the Adviser has no experience managing a BDC or a RIC other than the Fund. Therefore, the Adviser may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in shares of our common stock may entail more risk than shares of common stock of a comparable company with a substantial operating history.

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all these factors on our portfolio may reduce our net asset value by increasing unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We compete for investments with providers of capital with similar investment strategies including other BDCs, private equity funds, finance companies, and banks. Many of our competitors are larger and have greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we will be able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors will have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.

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

Prospective stockholders should understand that (i) the relationships among the Fund, the Adviser and its affiliates are complex and dynamic and (ii) as the Adviser’s and the Fund’s businesses change over time, the Adviser and its affiliates may be subject, and the Fund may be exposed, to new or additional conflicts of interest. There can be no assurance that this document addresses or anticipates every possible current or future conflict of interest that may arise or that is or may be detrimental to the Fund or the stockholders. Prospective stockholders should consult with their own advisers regarding the possible implications on their investment in the Fund of the conflicts of interest described in this document.

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

The Adviser and its affiliates will devote as much of their time to the activities of the Fund as the Adviser and its affiliates deem necessary and appropriate. The terms of the Amended and Restated Advisory Agreement generally do not restrict any of those persons from forming additional investment funds, from entering into other investment advisory relationships, or from engaging in other business activities, even though such activities may be in competition with the Fund and/or may involve substantial time and resources of the Adviser and its affiliates. For instance, the Adviser has formed and in the future may form additional investment funds, including BDCs, or managed accounts that invest in financial instruments that are similar to the instruments in which the Fund will invest.

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

In addition, we pay the Administrator the expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees and expenses associated with performing compliance functions. These arrangements will create conflicts of interest that our Board must monitor.

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

The compensation we will pay to the Adviser was not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had the respective agreements been entered into through arm’s-length transactions with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under the Amended and Restated Advisory Agreement because of our desire to maintain our ongoing relationship with the Adviser and its respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.

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

The income-based incentive fee is calculated as a percentage of PIFNII. Since PIFNII does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, it is possible that we may pay an incentive fee in a quarter in which we incur a loss. For example, if we receive PIFNII in excess of the quarterly minimum hurdle rate, we will pay the applicable income-based incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rates are calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rates are reached in that quarter and, as a result, that an incentive fee is paid for that quarter. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the base management fee.

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

The following table illustrates the effect of leverage on returns from an investment in the shares of common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2019 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2019.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of December 31, 2019(1)	(18.6)%	(5.4)%	7.8%	21.0%	34.3%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(20.5)%	(5.5)%	9.5%	24.5%	39.5%

(1)

Assumes $382.2 million in total portfolio assets, $237.6 million in senior securities outstanding, $144.6 million in net assets, and an average cost of funds of 4.76%. Actual interest payments may be different.

(2)

Assumes $382.2 million in total portfolio assets, $254.8 million in senior securities outstanding, $127.4 million in net assets, and an average cost of funds of 4.76%. Actual interest payments may be different.

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

Given the structure of our Amended and Restated Advisory Agreement with the Adviser, any general increase in interest rates will likely have the effect of making it easier for the Adviser to meet the quarterly hurdle rates for payment of income-based incentive fees under the Amended and Restated Advisory Agreement without any additional increase in relative performance on the part of the Adviser. In addition, in view of the catch-up provisions applicable to income-based incentive fees under the Amended and Restated Advisory Agreement, the Adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in the Adviser’s income-based incentive fee resulting from such a general increase in interest rates.

The Adviser and the Administrator have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right, under the Amended and Restated Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. Similarly, the Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If the Adviser or the Administrator were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser, the Administrator and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations and cash flows.

The Adviser’s liability is limited under the Amended and Restated Advisory Agreement and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Amended and Restated Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow the Adviser’s advice or recommendations. Under the Amended and Restated Advisory Agreement, the Adviser and its professionals and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Amended and Restated Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Amended and Restated Advisory Agreement. In addition, as part of the Amended and Restated Advisory Agreement, we have agreed to indemnify the Adviser and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Amended and Restated Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Amended and Restated Advisory Agreement.

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

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our stockholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging will cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that additional leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for servicing our debt or distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating rate interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

We intend to operate so that we will be an appropriate investment for employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We will use reasonable efforts to conduct the Fund’s affairs so that the assets of the Fund will not be deemed to be “plan assets” for purposes of ERISA. In this regard, prior to the completion of a Qualified IPO, we may be (and currently are) operated as an annual “venture capital operating company,” under the ERISA rules in order to avoid our assets being treated as “plan assets” for purposes of ERISA. Accordingly, there may be constraints on our ability to make or dispose of investments at optimal times (or to make certain investments at all).

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

We may distribute dividends that are payable predominantly in shares of our common stock. Under certain private rulings issued by the Internal Revenue Service, distributions payable to stockholders in cash or stock at the election of stockholders are treated as taxable dividends even if the total amount of the distribution payable in cash is limited, provided that at least 20% of the distribution is payable in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock if we are publicly traded.

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

We have not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until five years after the Initial Closing (as defined herein). Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the our organization.

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

The impact of recently enacted federal tax legislation on us, our stockholders and our investments is uncertain.

Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable consolidated financial statement. The impact of this new legislation on us, our stockholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015, which was re-released with certain modifications in November 2019, that was designed to enhance the regulation of the use of derivatives by registered investment companies and business development companies. While the adoption of the proposed rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing out net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry out investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of the portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

Significant developments stemming from the United Kingdom’s referendum on membership in the European Union could have a material adverse effect on us.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which a majority of voters voted in favor of leaving the European Union (the “E.U.,” and, the U.K’s departure from the E.U., “Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the E.U. On October 17, 2019, the U.K. and the E.U. reached an agreement on the conditions for Brexit. The U.K.’s departure from the E.U. took place on Friday, January 31, 2020. Brexit has created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. Negotiations have commenced to determine the future terms of the U.K.’s relationship with the E.U. Events that could occur in the future as a consequence of the U.K.’s withdrawal, including the possible breakup of the U.K., may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the U.K., the E.U. or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

Terrorist attacks, acts of war, natural disasters or outbreaks of epidemic, pandemic or contagious diseases may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, natural disasters or outbreaks of epidemic, pandemic or contagious diseases may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, natural disasters or outbreaks of epidemic, pandemic or contagious diseases could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In December 2019, COVID-19, a strain of novel coronavirus causing respiratory illness, emerged in the city of Wuhan in the Hubei province of China (“COVID-19”). The spread of COVID-19 has resulted in temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world, which could materially disrupt the demand for our portfolio companies’ products and services. In addition, as COVID-19 continues to spread across the globe, supply chains worldwide may be interrupted, slowed or rendered inoperable, and an increasing number of individuals may become ill, subject to quarantine, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control an outbreak may require forced shutdown of our portfolio companies’ facilities for extended or indefinite periods.

Any prolonged disruptions in the business of our portfolio companies, including disruptions to their supply chains, may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. The global impact of the COVID-19 outbreak is rapidly evolving. Many countries have reacted to the outbreak by instituting quarantines and restrictions on travel to and from the affected areas, which could make it more difficult for our portfolio companies to conduct their businesses. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The potential impact on global markets from COVID-19, and its potential impact in turn on any market for our common stock, the portfolio companies we invest in, and harm to our business, operating results and financial conditions, is uncertain. Any potential impact to our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the spread of the virus, all of which are beyond our control. These potential impacts could adversely affect our business, operating results and financial condition.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

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

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter (“OTC”) secondary market for institutional investors. These OTC secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

The Adviser will experience conflicts of interest in connection with the management of our business affairs, including relating to the allocation of investment opportunities by the Adviser and its affiliates; compensation to the Adviser; services that may be provided by the Adviser and its affiliates to issuers in which we invest; investments by us and other clients of the Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds by the Adviser; differing recommendations given by the Adviser to us versus other clients; the Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Adviser’s use of “inside information” with respect to potential investments by us.

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

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

Certain of our investments are exposed to the credit risk of the counterparties with which, or the dealers, brokers and exchanges through which, our deals, whether in exchange-traded or OTC transactions. If there is a default by the counterparty to such a transaction, we will, under most normal circumstances, have contractual remedies pursuant to the agreements related to the transaction. However, exercising such contractual rights may involve delays or costs which could result in losses to us. We may be subject to the risk of loss of our assets on deposit or being settled or cleared with a broker in the event of the broker’s bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of us, the bankruptcy of an exchange clearing house or the bankruptcy of any other counterparty. In the case of any such bankruptcy, we might recover, even in respect of property specifically traceable to us, only a pro rata share of all property available for distribution to all of the counterparty’s customers and counterparties. Such an amount may be less than the amounts owed to us. Such events would have an adverse effect on the net asset value of our funds. Certain counterparties may have general custody of, or title to, our assets. The failure of any such counterparty may result in adverse consequences to the net asset value of our fund.

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

Our investments may be structured through the use of OTC options and swaps or other indirect investment transactions. Such transactions may be entered into with a small number of counterparties resulting in a concentration of counterparty risk. The exercise of counterparty rights under such arrangements, including forced sales of securities, may have a significant adverse impact on us and our fund’s net asset value.

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

We principally invest in floating-rate assets and incur indebtedness on a floating-rate basis as well, and intend to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which we invest, which is currently the London Interbank Offered Rate (“LIBOR”). Regulators in the U.K. have set a 2021 deadline for a transition away from LIBOR. The discontinuation of LIBOR creates uncertainty around the indebtedness we will incur on a floating-rate basis in the future. Because the base rate of our assets and indebtedness are expected to be same and will therefore fluctuate on largely the same basis, the increased cost of our indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on our floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the “SOFR.” At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate our credit arrangements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

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

Our portfolio may be concentrated in a limited number of industries. We expect to invest primarily in companies focused in alarm monitoring; communications and IT infrastructure; energy; enterprise software (including software-as-a-service); equipment finance; financial technology/transaction processing; franchisors, franchisees, and restaurants; healthcare and healthcare IT; non-discretionary consumer (including certain multi-site retailers); pharmaceutical; specialized, value-added manufacturing; specialty finance; technology-enabled services; transportation and logistics; consumer non-cyclical; business services; and education. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.

We securitize certain of our investments, which may subject us to certain structured financing risks.

We securitize certain of our investments while retaining all or most of the exposure to the performance of these investments. This involves contributing a pool of assets to a special purpose entity, and selling debt interests in that entity on a non-recourse or limited-recourse basis to purchasers.

We depend on distributions from our securitization vehicles to make distributions to our stockholders. The ability of a securitization vehicle to make distributions is subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) restrict our ability, as holder of a securitization vehicle equity interest, to receive cash flow from these investments. We cannot assure you that any such performance tests will be satisfied. Also, a securitization vehicle may take actions that delay distributions to preserve ratings and to keep the cost of present and future financings lower or the financing vehicle may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of its debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a securitization vehicle, or cash flow may be completely restricted for the life of the securitization vehicle.

In addition, a decline in the credit quality of loans in a securitization vehicle due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force the sale of certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders. To the extent that any losses are incurred by the financing vehicle in respect of any collateral, these losses are be borne first by us as owners of its equity interests. Any equity interests that we retain in a securitization vehicle are not secured by its assets and we rank behind all of its creditors.

Nonetheless, our securitization vehicles are also consolidated in our consolidated financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. See “Business — Regulation as a Business Development Company.”

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

Market Information

Our common stock will be offered and sold in transactions exempt from registration by Section 4(a)(2) under the Securities Act and Regulation D promulgated under the Securities Act. There will be no public offering of our shares. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. The shares of the Fund are offered only to prospective investors that are “accredited investors,” as defined in Regulation D.

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

At December 31, 2018, we had received Capital Commitments totaling $308,504,110. At December 31, 2019, we had received Capital Commitments totaling $397,620,551.

Holders

As of March 30, 2020, there were 2,106 holders of record of our common stock.

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

SBCAA Tender Offer

As a result of the Fund’s stockholders approving the reduction of the asset coverage ratio applicable to the Fund from 200% to 150% on September 26, 2018, the SBCAA required the Fund to extend to its stockholders as of such date (the “Stockholder Vote Date”) the opportunity to sell the Shares held by that stockholder as of the Stockholder Vote Date, with 25% of those Shares to be repurchased in each of the four calendar quarters following the calendar quarter in which the approval was obtained. The requirement of the SBCAA is to extend to stockholders as of the Stockholder Vote Date the opportunity for the Fund to repurchase their shares owned on the Stockholder Vote Date. However, because we are continuously offering our Shares to stockholders, we extended the offers to the stockholders as of the Stockholder Vote Date with respect to all of the Shares owned as of the date of such offer.

On November 27, 2018, we extended to our stockholders as of such date the opportunity to sell the shares held by that stockholder as of such date, with 25% of those shares to be repurchased in each of the four calendar quarters following the calendar quarter in which the approval was obtained.

The following table summarizes shares repurchased during each tender offer period:

Tender Period	Payment Date	Shares Repurchased	Dollar Amount	Average Price Paid Per Share(1)
11/27/2018 – 12/27/2018	12/28/2018	6,785	$68,122	$10.04
02/22/2019 – 03/26/2019	3/28/2019	7,331	$72,668	$9.91
05/17/2019 – 06/25/2019	6/28/2019	7,529	$75,042	$9.97
08/1/2019 – 09/25/2019	9/25/2019	8,478	$84,413	$9.95

Total		30,123	$300,245

(1)	Per share price disclosed in this column is the actual price at which each share was repurchased.

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

The following selected consolidated financial data as of and for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

	As of and for the Year Ended December 31, 2019	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017
Consolidated statements of operations data:
Total investment income	$21,734,867	$5,727,421	$136,933

Total expenses	17,121,122	5,920,912	2,140,625

Reimbursement Payment to Adviser	107,841	0	0
Expense Reimbursement from Adviser	(447,556)	(2,307,281)	(2,029,545)
Waived Collateral Management Fees	(1,156,419)	0	0
Waived Management Fees	(380,701)	(127,862)	(23,745)
Waived Incentive Fees	(132,327)	(32,302)	0
Excise Tax Expense	0	3	2,336

Net investment income	6,622,907	2,273,951	47,262
Net realized and change in unrealized loss on investments	(1,055,465)	(695,350)	(4,246)

Net increase in net assets resulting from operations	$5,567,442	$1,578,601	$43,016

Per share data:
Net investment income	$0.66	$0.61	$0.04
Net increase in net assets resulting from operations	$0.58	$0.44	$0.02
Distributions declared	$(0.61)	$(0.55)	$0.00

Consolidated statement of assets and liabilities data (at period end):
Total assets	$382,180,263	$153,963,828	$48,039,586
Total investments, at fair value	$345,025,318	$137,803,133	$23,873,030
Total liabilities	$237,617,868	$90,690,118	$23,807,203
Total debt	$229,836,633	$88,200,000	$23,500,000
Total net assets	$144,562,395	$63,273,710	$24,232,383

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On September 29, 2017, we completed the Initial Closing of our Private Offering after entering into the Subscription Agreements with several investors, including the Adviser, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance for a capital drawn-down notice. At December 31, 2019, we had total Capital Commitments of $397,620,551. At December 31, 2018, we had total Capital Commitments of $308,504,110. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

Expenses

Expenses for the year ended December 31, 2019, were $17,121,122, which consisted of $1,156,419 in collateral management fees, $144,606 in directors’ fees, $1,507,579 in professional fees, $8,465,414 in interest and borrowing expenses, $3,688,293 in management fees, $261,351 in insurance expense, $981,757 in income-based incentive fees, $347,444 in administration and custodian fees, $28,600 in transfer agent fees, and $539,659 in other expenses.

Pursuant to the Expense Support and Conditional Reimbursement Agreement, our Adviser provided net expense support of $339,715, voluntarily waived collateral management fees of $1,156,419, voluntarily waived a portion of the Fund’s management fee of $380,701 and voluntarily waived a portion of the Fund’s incentive fee of $132,327, reducing our expenses to $15,111,960. See “Item 15. — Notes to Consolidated Financial Statements — Note 3. Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement.”

Organization and Offering Costs

Since the Fund’s inception, the Adviser and its affiliates have incurred organizational costs of $817,503 and offering costs of $209,458, all of which has been amortized prior to 2019.

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

Operating Expenses

Under the Amended and Restated Advisory Agreement, our primary operating expenses will include the payment of fees to the Adviser our allocable portion of overhead expenses under the Expense Reimbursement Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

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

Portfolio and Investment Activity

During the year ended December 31, 2019, we invested $218,609,270 in 54 portfolio companies, $31,444,355 was drawn down against the revolvers and delayed draw term loans, and we had $35,633,455 in aggregate amount of principal repayments, which includes $8,974,614 in revolver and delayed draw term loan paydowns, and $7,834,771 in sales, resulting in net investments of $206,585,399 for the period.

During the year ended December 31, 2018, we invested $115,864,835 in 36 portfolio companies, $14,290,960 was drawn down against the revolvers and delayed draw term loans, and we had $8,255,007 in aggregate amount of principal repayments, which included $3,034,789 in revolver and delayed draw term loan paydowns, and $7,557,059 in sales, resulting in net investments of $114,343,729 for the year.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$332,320,392	95.80%	$330,393,205	95.76%	8.31%
Second Lien Junior Secured Debt	$7,649,558	2.21%	$7,620,547	2.21%	10.49%
Preferred Stock	$4,648,225	1.34%	$4,861,847	1.41%	0%
Common Stock	$1,624,199	0.47%	$1,518,353	0.44%	0%
Warrants	$631,366	0.18%	$631,366	0.18%	0%

Total	$346,873,740	100%	$345,025,318	100%

(1)	Based upon the par value of our debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$135,776,144	98.02%	$135,061,980	98.01%	9.34%
Second Lien Junior Secured Debt	$1,201,433	0.87%	$1,200,773	0.87%	10.91%
Preferred Stock	$1,160,531	0.84%	$1,160,531	0.84%	0%
Common Stock	$374,135	0.27%	$379,849	0.28%	0%

Total	$138,512,243	100%	$137,803,133	100%

(1)	Based upon the par value of our debt investments

The following table presents certain selected financial information regarding the debt investments in our portfolio as of December 31, 2019 and 2018:

	As of December 31, 2019	As of December 31, 2018
Number of portfolio companies	85	44
Percentage of debt bearing a floating rate(1)	99.99%	100%
Percentage of debt bearing a fixed rate(1)	0.01%	—%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$339,969,950	100%	$338,013,752	100%
Non-accrual	0	—	0	—

Total	$339,969,950	100%	$338,013,752	100%

The following table shows the amortized cost and fair value of our performing and non-accrual debt investments as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost		Fair Value
Performing	$136,977,577	100%	$136,977,577	100%
Non-accrual	0	—	0	—

Total	$136,977,577	100%	$136,977,577	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of December 31, 2019 and 2018, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Debt	$332,320,392	91.85%	$330,393,205	91.79%
Second Lien Junior Secured Debt	$7,649,558	2.11%	$7,620,547	2.11%
Preferred Stock	$4,648,225	1.28%	$4,861,847	1.35%
Common Stock	$1,624,199	0.45%	$1,518,353	0.42%
Warrants	$631,366	0.17%	$631,366	0.18%
Cash and cash equivalents	$14,931,791	4.14%	$14,931,791	4.15%

Total	$361,805,531	100%	$359,957,109	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Debt	$135,776,144	96.2%	$135,061,980	96.2%
Second Lien Junior Secured Debt	$1,201,433	0.9%	$1,200,773	0.9%
Preferred Stock	$1,160,531	0.8%	$1,160,531	0.8%
Common Stock	$374,135	0.3%	$379,849	0.3%
Cash	$2,510,208	1.8%	$2,510,208	1.8%

Total	$141,022,451	100%	$140,313,341	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2019 (with corresponding percentage of total portfolio investments):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$29,492,348	8.50%	$29,467,961	8.54%
Consumer Non-Cyclical	$12,573,051	3.63%	$12,628,209	3.66%
Digital Infrastructure & Services	$35,923,507	10.36%	$35,849,013	10.39%
Education	$9,792,558	2.82%	$9,774,744	2.83%
Energy	$16,097,426	4.64%	$15,097,254	4.38%
Financial Services	$1,037,219	0.30%	$1,037,140	0.30%
Healthcare & HCIT	$77,923,042	22.46%	$77,112,970	22.35%
Pharmaceutical	$5,773,084	1.66%	$5,714,446	1.66%
Software & Services	$145,364,022	41.91%	$145,699,305	42.23%
Specialty Finance	$2,810,973	0.81%	$2,804,891	0.81%
Transport & Logistics	$10,086,510	2.91%	$9,839,385	2.85%

	$346,873,740	100%	$345,025,318	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$13,455,873	9.72%	$13,453,009	9.77%
Communications & IT Infrastructure	$5,261,251	3.80%	$5,236,923	3.80%
Consumer Non-Cyclical	$7,504,952	5.42%	$7,500,141	5.44%
Education	$6,940,001	5.01%	$6,920,371	5.02%
Energy	$10,872,170	7.85%	$10,242,840	7.43%
Healthcare & HCIT	$25,437,461	18.36%	$25,411,873	18.44%
Software & Services	$58,166,581	41.99%	$58,165,375	42.21%
Transport & Logistics	$10,873,954	7.85%	$10,872,601	7.89%

	$138,512,243	100%	$137,803,133	100%

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

Results of Operations

The following is a summary of our operating results for the years ended December 31, 2019 and 2018. For information regarding results of operations for the year ended December 31, 2017, see the Fund’s Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 20, 2018.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Total investment income	$21,734,867	$5,727,421
Total expenses	17,121,122	5,920,912

Reimbursement Payment to Adviser	107,841	0
Expense Reimbursement from Adviser	(447,556)	(2,307,281)
Waived Collateral Management Fees	(1,156,419)	0
Waived Management Fee	(380,701)	(127,862)
Waived Incentive Fees	(132,327)	(32,302)
Excise Tax Expense	0	3

Net investment income	6,622,907	2,273,951
Net realized and change in unrealized depreciation on investments	(1,055,465)	(695,350)
Net increase in net assets resulting from operations	$5,567,442	$1,578,601

Investment Income

During the year ended December 31, 2019, the Fund’s investment income was comprised of $21,204,120 of interest income, which includes $1,390,648 from the net amortization of premium and accretion of discounts, $301,603 of payment-in-kind interest, and $229,144 of other fee income.

During the year ended December 31, 2018, the Fund’s investment income was comprised of $5,516,602 of interest income, which includes $262,280 from the accretion of discounts, $19,444 of payment-in-kind interest, and $191,375 of other fee income.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2019 and 2018 were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Interest and borrowing expenses	$8,465,414	$1,749,302
Management fees	3,688,293	957,992
Professional fees	1,507,579	2,041,495
Collateral management fees	1,156,419	0
Income-based incentive fee	981,757	232,164
Administration and custodian fees	347,444	186,986
Insurance expenses	261,351	247,500
Directors’ fees	144,606	149,416
Transfer agent fees	28,600	4,424
Offering costs	0	156,089
Other expenses	539,659	195,544

Total expenses	17,121,122	5,920,912
Reimbursement payments to Adviser	107,841	0
Expense reimbursement from Adviser	(447,556)	(2,307,281)
Waived collateral management fees	(1,156,419)	0
Waived management fees	(380,701)	(127,862)
Waived incentive fees	(132,327)	(32,302)

Net expenses	$15,111,960	$3,453,467

Total operating expenses for the year ended December 31, 2019 increased by approximately $11.2 million compared to the year ended December 31, 2018. The increase in 2019 is attributable primarily to higher interest and borrowings expenses, collateral management fees, base management fees, income-based incentive fees and general and administrative expenses offset by lower professional fees.

Interest and borrowing expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the HSBC Credit Facility and the Barclays Credit Facility (each defined herein, and together, the “Credit Facilities”), and the Notes (as defined below) issued in the CLO Transaction (as defined below). The Fund first drew on the HSBC Credit Facility on November 15, 2017. The Fund first drew on the Barclays Credit Facility on January 30, 2019. As of December 31, 2019, there was an outstanding balance of $19,500,000 on the HSBC Credit Facility. As of December 31, 2018, the HSBC Credit Facility had an outstanding balance of $88,200,000. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities (“CLOs”), and terminated the Barclays Credit Facility. The outstanding amount on the Notes is $210,336,633, net of unamortized discount and debt issuance costs as of December 31, 2019. Interest and borrowing expenses for the years ended December 31, 2019 and December 31, 2018, were $8,465,414 and $1,749,302, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.39% and 4.26% for the years ending December 31, 2019 and December 31, 2018, respectively.

Management Fee

The net management fee expenses for the years ended December 31, 2019 and 2018 were $3,307,592 and $830,130 respectively. The increase in the management fee for the year ended December 31, 2019 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2019, we had principal repayments of $35,633,455, which includes $8,974,614 of revolver and delayed draw term loan paydowns, and $7,834,771 in sales, resulting in $83,847 of net realized gain.

During the year ended December 31, 2018, we had principal repayments of $8,255,007, which included $3,034,789 of revolver and delayed draw term loan paydowns, and $7,557,059 in sales, resulting in $9,514 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2019, we had $1,139,312 in net change in unrealized depreciation on $346,873,740 of investments in 85 portfolio companies. Unrealized depreciation for the year ended December 31, 2019 resulted from a decrease in fair value, primarily due to negative valuation adjustments on Level 2 names that are publicly quoted.

For the year ended December 31, 2018 we had $704,864 in net change in depreciation on $138,512,243 of investments in 44 portfolio companies. Unrealized depreciation for the year ended December 31, 2018 resulted from a decrease in fair value, primarily due to negative valuation adjustments on Level 2 names that are publicly quoted.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2019 and 2018, the net increase in net assets resulting from operations was $5,567,442 and $1,578,601, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.58 and $0.44, respectively.

Cash Flows

For the year ended December 31, 2019, cash increased by $12,421,583. During the same period, we used $197,174,227 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2019, we generated $209,595,810 from financing activities, primarily from borrowings and repayments on the Credit Facilities and CLO Notes, issuance of common stock.

For the year ended December 31, 2018, cash decreased by $14,629,650. During the same period, we used $110,709,798 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2018, we generated $96,080,148 from financing activities, primarily from issuance of common stock and borrowings on the HSBC Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the year ended December 31, 2019, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2019, and December 31, 2018, we had $14,931,791 and $2,510,208 in cash and cash equivalents on hand, respectively. We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements now existing or that we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of December 31, 2019, taken together with our uncalled Capital Commitments of $255,922,617 and $30,500,000 undrawn amount on our Credit Facilities, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months. As of December 31, 2019, we had $14,931,791 in cash and cash equivalents. During the year ended December 31, 2019, we used $197,174,227 for operating activities.

Credit Facilities

HSBC Credit Facility Agreement

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with HSBC as Administrative Agent and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Facility, as lenders.

The initial maximum principal amount (the “Maximum Commitment”) of the HSBC Credit Facility is $30 million. The Maximum Commitment amount may be increased upon request of the Fund to an amount agreed upon by the Fund and the Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the Administrative Agent, subject to certain terms and conditions. On January 31, 2019, the Fund set the Maximum Commitment as $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ commitments (the “Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the HSBC Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments.

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

On January 31, 2019, the Fund reduced its maximum available borrowings under the HSBC Credit Facility from $125 million to $50 million by giving notice to the Administrative Agent. Effective November 13, 2019, the Fund exercised its option to extend the maturity date of the HSBC Credit Facility to November 11, 2020.

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

As of December 31, 2019, we had $19,500,000 outstanding on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. As of December 31, 2018, we had $88,200,000 outstanding on the HSBC Credit Facility and we were in compliance with the terms of the HSBC Credit Facility. We intend to continue to utilize the HSBC Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the years ended December 31, 2019 and December 31, 2018, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Year Ended December 31,
	2019	2018
Interest and borrowing expenses	$462,600	$1,222,642
Unused facility fee	162,683	83,237
Amortization of deferred financing costs and upfront commitment fees	210,025	443,423

Total interest and borrowing expenses	$835,308	$1,749,302

Barclays Credit Agreement

On December 19, 2018, the Fund formed ABPCIC Funding, an indirectly wholly-owned Delaware limited liability company, the primary purpose of which was to function as the Fund’s special purpose, bankruptcy remote, financing subsidiary in connection with the Barclays Credit Agreement, providing for borrowings in an aggregate amount up to $150,000,000 collateralized with certain assets sold to ABPCIC Funding by the Fund (the “Collateral”). The Fund was appointed as the Designated Manager of ABPCIC Funding and as such had full and exclusive control of ABPCIC Funding’s business and makes all decisions affecting its affairs (except with respect to certain material actions). On January 30, 2019, ABPCIC Funding entered into the Barclays Credit Agreement.

Concurrently with the closing of the Barclays Credit Agreement, the Fund contributed and/or sold certain assets to ABPCIC Funding pursuant to a transfer agreement (the “Transfer Agreement”), by and between the Fund as seller and ABPCIC Funding as buyer. The Fund expected to continue to contribute and/or sell assets to ABPCIC Funding pursuant to the Transfer Agreement in the future.

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. For the years ended December 31, 2019 and December 31, 2018, the Fund incurred a collateral management fee of $426,758 and $0, respectively, which was voluntarily waived by the Adviser.

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities, and terminated the Barclays Credit Facility. For a discussion of the CLO Transaction see “Notes to Consolidated Financial Statements — Note 4. Collateralized Loan Obligations.”

For the years ended December 31, 2019 and December 31, 2018, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Year Ended December 31,
	2019	2018
Interest and borrowing expenses	$3,336,538	$0
Commitment fees	56,338	0
Amortization of deferred financing costs	355,465	0

Total interest and borrowing expenses	$3,748,341	$0

Borrowings of ABPCIC Funding were considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of ABPCIC Funding under the Barclays Credit Facility were non-recourse to the Fund. The Barclays Credit Facility was in effect during 2019, but terminated on August 9, 2019.

Debt Securitization

On August 9, 2019, the Issuer and the Co-Issuer, each a newly formed special purpose vehicle, completed the CLO Transaction. The Notes offered by the Co-Issuers in the CLO Transaction are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans. The CLO Transaction was executed through a private placement of: (i) $178,200,000 of Class A-1 Senior Secured Floating Rate Notes, which bear interest at three-months LIBOR plus 1.73% per annum; (ii) $25,000,000 of Class A-2A Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.45% per annum; (iii) $9,950,000 of Class A-2B Senior Secured Fixed Rate Notes, which bear interest at 4.23% per annum;

(iv) $16,400,000 of Class B Secured Deferrable Floating Rate Notes, which bear interest at LIBOR plus 3.40% per annum; and (v) $17,350,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at LIBOR plus 4.40% per annum. The Notes are scheduled to mature on August 9, 2030.

In a series of contemporaneous transactions on the closing date of the CLO Transaction, (i) the Issuer, together with the issuance of certain of the Notes (including $16,400,000 of Class B Notes, $17,350,000 of Class C Notes and $53,600,000 of subordinated notes (the “Subordinated Notes”)

to ABPCI Direct Lending Fund CLO VI Depositor LLC (the “Depositor”), a wholly-owned subsidiary of the Fund, purchased the initial collateral obligations (which will settle pursuant to the Closing Merger, as such term is defined below) pursuant to a loan sale and contribution agreement dated as of August 9, 2019 (the “Loan Sale Agreement”), among the Fund, as seller, the Depositor, as intermediate seller, and the Issuer, as buyer, as amended or otherwise modified from time to time, (ii) the Issuer repaid all of the outstanding obligations owed to the lenders and agents of the Barclays Credit Facility, (iii) the Issuer made a cash distribution of approximately $8,400,000 to the Fund (in its capacity as sole member of ABPCIC Funding), (iv) the Fund caused ABPCIC Funding to merge into the Issuer with the Issuer being the entity surviving such merger (such merger transaction, the “Closing Merger”) and (v) the Issuer made any other payments due in connection with the repayment of the Barclays Credit Facility and the Closing Merger and paid any other fees and expenses expected to be paid as of such date. Any realized and unrealized gains and losses of ABPCIC Funding during the term of the Barclays Credit Facility are for the Issuer’s account (except to the extent previously distributed to the Fund). Under the terms of the Closing Merger, the rights and property of ABPCIC Funding (including the collateral obligations and eligible investments (if any) acquired by ABPCIC Funding and not distributed or sold as described above) immediately vested in the Issuer. In addition, the Issuer became liable for and subject, in the same manner as ABPCIC Funding, to all funding obligations on any revolving collateral obligations and delayed drawdown collateral obligations and all other liabilities and obligations related to the collateral obligations previously owned by ABPCIC Funding. Following the closing of the CLO Transaction, the Depositor is the 100% owner of the Subordinated Notes.

The Notes are the secured obligations of the Co-Issuers, and the indenture governing the Notes includes customary covenants and events of default. The Notes have not been, and will not be, registered under the Securities Act, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Adviser serves as collateral manager to the Issuer pursuant to the Collateral Management Agreement. For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the Collateral Management Agreement. For the year ended December 31, 2019, the Fund incurred a collateral management fee of $729,661, which was voluntarily waived by the Adviser.

The interest rate and outstanding borrowings under the Notes as of December 31, 2019 were as follows:

Notes	Principal Amount	Interest rate at December 31, 2019	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$175,875,031	178,195,723
Class A-2A	25,000,000	L+2.45%	24,673,826	24,889,050
Class A-2B	9,950,000	4.23%	9,787,776	9,916,279
Class B	16,400,000	L+3.40%	0	0
Class C	17,350,000	L+4.40%	0	0
Subordinated Notes	53,600,000	N/A	0	0

Total	$300,500,000		$210,336,633	$213,001,052

For the year ended December 31, 2019, the components of interest expense related to the Notes were as follows:

For the Year Ended December 31, 2019
Interest and borrowing expenses	$3,359,202
Amortization of debt issuance costs	522,563

Total interest and borrowing expenses	$3,881,765

Equity Activity

We have the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of December 31, 2019, we received Capital Commitments of $397,620,551. Inception to December 31, 2019, we received capital contributions to the Fund of $141,697,934. Proceeds from the issuance of shares in respect of draw down notices described below were used for investing activities and for other general corporate purposes.

For the year ended December 31, 2019, the Fund received total Capital Commitments of $89,116,441, had $3,559,092 of dividend reinvestments, issued 358,450 shares to investors that opted into the Fund’s dividend reinvestment plan, $232,123 was withdrawn from the Fund as part of the SBCAA share repurchase program, issued capital drawdown notices to its investors for an aggregate amount of $78,937,266 and issued 7,908,617 shares to investors in respect of such capital drawdowns. For the year ended December 31, 2018, the Fund received Capital Commitments of $187,073,132, had $1,279,671 of dividend reinvestments, issued 128,226 shares to investors that opted into the Fund’s dividend reinvestment plan, $68,122 was withdrawn from the Fund as part of the SBCAA share repurchase program (which commenced in November 2018) and issued capital drawdown notices to its investors for an aggregate amount of $38,547,401 and issued 3,844,860 shares to investors in respect of such capital drawdowns.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2019	March 27, 2019	April 25, 2019	$0.15	$1,057,242
June 28, 2019	June 28, 2019	July 19, 2019	$0.16	$1,690,999
September 25, 2019	September 26, 2019	October 30, 2019	$0.13	$1,674,929
December 27, 2019	December 27, 2019	January 30, 2020	$0.17	$2,119,822

Total distributions declared			$0.61	$6,542,992

The following table summarizes distributions declared during the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 28, 2018	June 28, 2018	June 29, 2018	$0.25	$759,327
September 27, 2018	September 27, 2018	September 28, 2018	$0.12	$625,565
December 27, 2018	December 27, 2018	January 29, 2019	$0.18	$911,332

Total distributions declared			$0.55	$2,296,224

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year. For the year ended December 31, 2019, the Fund distributed $6,542,992 to stockholders, of which $6,505,658 was attributable to ordinary income and $37,334 was attributable to long-term capital gains. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

SBCAA Share Repurchase Plan

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

The following table summarizes shares repurchased during the year ended December 31, 2019:

Tender Period	Payment Date	Shares	Dollar Amount	Average Price Paid Per Share(1)
2/22/2019-3/26/2019	3/28/2019	7,331	$72,668	$9.91
5/17/2019-6/25-2019	6/28/2019	7,529	$75,042	$9.97
8/16/2019-9/25/2019	9/25/2019	8,478	$84,413	$9.95

		23,338	$232,123

(1)	Per share price disclosed in this column is the actual price at which each share was repurchased.

The following table summarizes shares repurchased during the year ended December 31, 2018:

Tender Period	Payment Date	Shares	Dollar Amount	Average Price Paid Per Share(1)
11/27/2018-12/27/2018	12/28/2018	6,785	$68,122	$10.04

		6,785	$68,122

(1)	Per share price disclosed in this column is the actual price at which each share was repurchased.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Amended and Restated Advisory Agreement with the Adviser consist of (i) a base management fee equal to a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. Under the Administration Agreement, we will reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement. Stockholder approval is not required to amend the Administration Agreement or Expense Reimbursement Agreement. Any new investment advisory agreement would be subject to approval by our stockholders.

The following table shows our contractual obligations as of December 31, 2019:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Facility	$19.5	$19.5	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$—	$—	$—	$—	$175.9
Class A-2A Senior Secured Floating Rate Note	$—	$—	$—	$—	$24.7
Class A-2B Senior Secured Floating Rate Note	$—	$—	$—	$—	$9.8

The following table shows our contractual obligations as of December 31, 2018:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Agreement	$88.2	$88.2	$—	$—	$—

See “Notes to Consolidated Financial Statements — Note 4. Borrowings” for a discussion of the terms of the Credit Facilities and CLO Notes.

Off-Balance Sheet Arrangements

As of December 31, 2019, and December 31, 2018, the Fund had unfunded Capital Commitments related to Subscription Agreements of $255,922,617 and $245,767,442, respectively.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities. As of December 31, 2019, our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$558,432	$(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	$961,256	$(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	$612,979	$(12,260)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(3,616)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$119,189	$(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	$194,118	$—
Captain D’s, Inc.	Revolver	12/15/2023	$60,466	$(604)
CutisPharma, Inc.	Revolver	3/21/2023	$482,932	$(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$1,810,522	$(17,562)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$158,064	$(3,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(2,537)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	$125,635	$(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	6/7/2023	$566,868	$(8,503)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(117,926)
Fuze, Inc.	Revolver	9/20/2024	$388,766	$(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(6,750)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(4,050)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$108,813	$(1,360)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	$2,365,584	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,179,466	$(77,243)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$64,919	$(1,136)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	$328,125	$(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$300,356	$(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$1,643,567	$(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	$161,139	$(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$—
Smile Brands, Inc.	Revolver	10/12/2023	$220,833	$—
Sugarcrm, Inc.	Revolver	7/31/2024	$310,244	$—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$27,828	$(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,865	$(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$656,005	$(11,480)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(20,803)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$6,659,893	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$4,535,600	$(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	$181,424	$(3,628)

Total 1st Lien/Senior Secured Debt			$71,406,720	$(1,007,901)

Total			$71,406,720	$(1,007,901)

As of December 31, 2018, our off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	216,726	(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	3,212,948	(48,194)
American Physician Partners LLC	Revolver	12/21/2021	347,466	(5,212)
Analogic Corporation	Revolver	06/22/2023	286,957	(5,739)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	1,235,991	(12,360)
Avetta, LLC	Revolver	04/10/2024	494,396	(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	291,176	(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	194,118	(3,882)
Caliper Software, Inc.	Revolver	11/30/2023	281,636	(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	112,481	(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	225,550	(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	233,718	(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	736,677	(11,050)
E2open LLC	Revolver	11/26/2024	311,365	(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	270,115	(5,402)
Exterro, Inc.	Revolver	05/31/2024	330,000	(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	364,466	(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	202,400	(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	675,044	(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	202,513	(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	197,231	(2,958)
InSite Wireless Group, LLC	Term Loan	03/15/2021	1,311,586	(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	556,562	(9,740)
Maintech, Incorporated	Revolver	12/28/2022	60,500	(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	947,111	(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	591,549	(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	1,920,536	(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	468,424	(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	183,152	(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	568,394	(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	498,592	(9,972)
Qualifacts Corporation	Revolver	12/12/2022	300,000	(1,500)
Selligent, Inc.	Revolver	11/03/2023	200,660	(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	1,040,369	(10,404)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(4,161)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	477,340	(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	212,340	(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	232,683	(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	2,785,713	(41,786)
Theranest, LLC	Revolver	07/23/2023	428,571	(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	469,177	(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	333,333	(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	96,435	(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	281,646	(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

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

As of December 31, 2019, and December 31, 2018, the Fund had total senior securities of $229,836,633 and $88,200,000, respectively, consisting of borrowings under the Revolving Credit Facility and Notes, and had asset coverage ratios of 163% and 172%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Management and Incentive Fees

We will accrue for the base management fee and incentive fee. The accrual for the incentive fee includes the recognition of the incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio

(and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Amended and Restated Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(864,867)	$(581,625)	$(283,242)
Up 100 basis points	3,459,467	2,326,500	1,132,967
Up 200 basis points	6,918,935	4,653,000	2,265,935
Up 300 basis points	10,378,403	6,979,500	3,398,903

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s report on internal control over financial reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2019.

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

Board Purpose and Structure

Our business and affairs are managed under the direction of the Board. The Board is divided into three classes of directors serving staggered three-year terms and consists of five members, three of whom are not “interested persons” of the Fund, the Adviser or their respective affiliates under Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities. Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

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

Our Board does not have a lead Independent Director. We are aware of the potential conflicts that may arise when a non-Independent Director is Chairman of our Board, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices include regular meetings of the Independent Directors in executive session without the presence of interested Directors and management and the establishment of an Audit Committee and a Nominating and Corporate Governance Committee, each of which is comprised solely of Independent Directors.

Board Meetings and Attendance

During 2019, including both regularly scheduled and special meetings, our Board met a total of four times, the Audit Committee met a total of four times and the Nominating and Corporate Governance Committee met a total of two times. During 2019, none of the Fund’s Directors attended fewer than 75% of the meetings of the Board. Additionally, in 2019, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All directors are expected to attend least 75% of the aggregate number of meetings of our Board and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board and committee meetings. We do not have a formal policy regarding director attendance at an annual meeting of stockholders. All of our directors attended the 2019 annual meeting of stockholders, either in person or telephonically.

Board of Directors and Executive Officers

Directors

Under our articles of incorporation, our directors are divided into three classes. At each annual meeting, directors are elected for staggered terms of three years, with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding our Board is as follows:

Name	Age	Class	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	52	Class I	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2020
Matthew Bass	41	Class II	Interested Director	2016	2021
Independent Directors
Terry Sebastian	52	Class I	Director	2016	2020
John G. Jordan	49	Class II	Director	2016	2021
Richard S. Pontin	66	Class III	Director	2016	2022

The address for each of our directors is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41st Floor, New York, New York 10105.

Executive Officers Who Are Not Directors

Name	Age	Executive Officer Since	Position
Mark R. Manley	57	2016	Chief Compliance Officer
Wesley Raper	41	2016	Chief Financial Officer

Biographical Information

Directors

Our directors have been divided into two groups – interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

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

Independent Directors

John G. Jordan is an Advisory Board Member of LBJ Family Wealth Advisors, Ltd., a position he has held since 2015 and a managing member of Viaje 254, LLC a position he has held since 2018. From 2000 to 2015 he was President and a member of the Board of Directors of BusinesSuites, LP, which he grew into the third largest provider of shared office space, virtual offices, and meeting rooms in North America. In 2015, BusinesSuites, LP was renamed Watch Hill Holdings, LP, and from that time through 2017, Mr. Jordan served as the entity’s President and a member of its Board of Directors. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010-2015, as a member of the Board of Directors of Texas 4000 for Cancer, a non-profit organization, from 2010–2014, and as the Treasurer, President, and a member of the Board of Directors of the Global Workspace Association from 2008–2013. Prior to 2000, he held positions as Director of Business Development of SiLogiX, LLC, Investment Associate at the LBJ Holding Company, Assistant Vice President of Bank One, Texas, N.A. and Financial Analyst at CFO Services Inc. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000–2006. Mr. Jordan was selected as one of our Independent Directors because of his prior board experience and financial expertise.

Richard S. Pontin served as a member the Board of Directors and audit committee of Tangoe, a leading provider of information Technology and telecom asset and financial management services for global enterprises, from 2007 through June 2017. He previously served as Executive Chairman of Tangoe from 2007–2009 and as Chief Executive Officer and a member of the Board of Directors of its predecessor company, TRAQ Wireless, from 2004–2007. Mr. Pontin also served as a member of the Board of Directors and the Compensation Committee of PlumChoice Inc. from 2010–2018. Since 2002 Mr. Pontin has also been an advisor to private equity and venture capital companies and entrepreneurs. He has advised several firms, focusing on corporate strategy, business planning, competitive analysis, M&A due diligence, KPI/metric implementation, product planning, and interim

Chief Executive Officer Management. Mr. Pontin was an Executive Partner at Teakwood Capital from 2011 to 2015. Between 2002 and 2011 Mr. Pontin served as the Chief Executive Officer of each of Airclic, Inc., Airband Communications, and Ionex Telecom. Prior to 2002, he served as President and Chief Operating Officer of Broadwing Communications and President and Chief Operating Officer of Cincinnati Bell, Inc., and held various positions at Nextel Communications, Bell South, MCI Communications, AT&T and Marion Laboratories. Mr. Pontin holds a B.S. in Biological Science and an M.B.A. from Drexel University, and is a member of the National Association of Corporate Directors, where he was recognized as the 2015 Governance Fellow for Excellence in Board Management and Governance. Mr. Pontin was selected as one of our Independent Directors because of his financial expertise and his significant leadership, corporate governance, management and advisory experience.

Terry Sebastian is an Operating Partner with Lake Pacific Partners, a private equity investment firm based in Chicago, IL focused on investments in the food sector where he has been involved since 2001. At Lake Pacific, he has served as a board member or senior executive in several portfolio companies including Cal Pacific Specialty Foods from 2009–2017, Maxi from 2002–2011, Gladson from 2005–2011 and Teepak Holdings from 2001–2008. Beginning in 2019, he serves as Chairman of Innovative Freeze Dried Food and as a board member for JR Short. Prior to Lake Pacific, Mr. Sebastian was a senior vice president at Natural Nutrition Group from 1996–1999 and an executive at McCain Foods from 1993–1994. He began his career as a management consultant at Booz, Allen & Hamilton. In addition to his commercial activities, Mr. Sebastian has served in several non-profit and industry roles. He previously served as a member of the board of directors of the California Strawberry Commission from 2012–2017 and as the Chairman of the Processing Strawberry Advisory Board from 2015–2017. He was the managing director of the Lundquist Center for Entrepreneurship at the University of Oregon from 2009–2011 and served as the president of the CEIBA Foundation from 2015–2019. Mr. Sebastian holds an M.B.A. from the Harvard Business School and a B.B.A. with high honors from the University of Texas at Austin. Mr. Sebastian was selected as one of our Independent Directors because of his prior board and management experience.

Executive Officers Who Are Not Directors

Mark R. Manley, our Chief Compliance Officer, has served as the Deputy General Counsel of AB since 2004 and Chief Compliance Officer of AB since 1988. Mr. Manley joined AB in 1984. Mr. Manley is also a senior member of various management-level committees at AB, including the Information Security and Cyber Risk Oversight Committee. Mr. Manley holds a B.A. from St. John’s University and a J.D. from New York Law School.

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

Code of Ethics

We and the Adviser each have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics applies to, among others, the Fund’s senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Fund. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. Persons subject to this code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. A copy of our code of ethics is available to our stockholders on the Fund’s website: www.alliancebernstein.com/corporate/management/corporate-governance.htm.

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

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Audit Committee. A copy of the Audit Committee’s charter is available to stockholders on the Fund’s website. The members of our Audit Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director and meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. Mr. Pontin serves as Chair of the Audit Committee. Our Board has determined that Mr. Pontin is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Audit Committee is responsible for assisting the Board in its oversight of the accounting and financial reporting policies and practices.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board. A copy of the Nominating and Corporate Governance Committee’s charter is available to stockholders on the Fund’s website. The members of the Nominating and Corporate Governance Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director. Mr. Jordan serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations and industry best practices. Our Nominating and Corporate Governance Committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of the Fund’s bylaws. The Fund expects that the 2020 annual meeting of stockholders will be held in August, 2020, but the exact date, time and location of such meeting have yet to be determined. A stockholder who intends to present a proposal at that annual meeting, including nomination of a director, must submit the proposal in writing to the Secretary of the Fund, 1345 Avenue of the Americas, 41st Floor, New York, New York, 10105, Attention: Emerson Lee, Secretary. Notices of intention to present proposals, including nomination of a director, at the 2020 annual meeting must be received by the Fund not earlier than the 150th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting nor later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. However, if the date of the 2020 annual meeting is advanced or delayed by more than 30 days from the anniversary of the 2019 annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. In order for a proposal to be considered for inclusion in the Fund’s proxy statement for the 2020 annual meeting, the Fund must receive the proposal no later than the 120th day prior to the first anniversary of the date of the Fund’s proxy statement for the preceding year’s annual meeting. The submission of a proposal does not guarantee its inclusion in the Fund’s proxy statement or presentation at the meeting unless certain securities law requirements are met. The Fund reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements. The Nominating and Corporate Governance Committee will consider and evaluate nominee candidates properly submitted by stockholders on the same basis as it considers and evaluates candidates recommended by other sources.

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

Communications Between Stockholders and the Board

The Board welcomes communications from the Fund’s stockholders. Stockholders may send communications to the Board or to any particular director to the following address: 1345 Avenue of the Americas, 41st Floor, New York, New York 10105, Attention: Emerson Lee, Secretary. Stockholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

Item 11.	Executive Compensation

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of the Adviser, State Street Bank and Trust Company, (the “Administrator”) or their respective affiliates, pursuant to the terms of the Amended and Restated Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement, as applicable. Our day-to-day investment and administrative operations will be managed by the Adviser and the Administrator. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser, the Administrator or their affiliates.

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

Compensation of Directors

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Effective January 1, 2019, the Fund revised its fee structure, such that we will pay each independent director an annual retainer of $46,250 (the annual retainer will increase to $65,000 when the total assets of the Fund are equal to or greater than $250 million, calculated at quarter end, and deemed to exceed such amount when total assets are equal to or greater than $250 million for two consecutive quarter ends) beginning on January 1, 2019. In addition, the Chair of our Audit Committee will receive an annual retainer of $3,750 (the annual retainer will increase to $5,000 when the total assets of the Fund are equal to or greater than $250 million, calculated as described above). We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors will have the option of having their directors’ fees paid in shares of our common stock issued at a price per share equal to the per share net asset value of our common stock.

The table below sets forth the compensation received by each director from the Fund for the fiscal year ended December 31, 2019.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation ($)
Interested Director
J. Brent Humphries	—	—	—	—	—	—	—
Matthew Bass	—	—	—	—	—	—	—
Independent Directors
John G. Jordan	46,250	—	—	—	—	—	46,250
Richard S. Pontin	50,000	—	—	—	—	—	50,000
Terry Sebastian	46,250	—	—	—	—	—	46,250

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2020, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 14,627,400.975 shares of common stock outstanding as of March 30, 2020. As of such date, there were no shares of common stock subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. The address for each listed individual is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41st Floor, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	0%
Matthew Bass	—	0%
Executive Officer	—	0%
Wesley Raper	—	0%
Independent Directors		0%
John G. Jordan	2,620.321	*
Richard S Pontin	—	0%
Terry Sebastian	1,011.839	*
All Directors and Executive Officers as a Group	—	0%

Owners of 5% or more of our common stock AB Private Credit Investors Corporation		0%

*	Represents less than 1%

Item 13.	Certain Relationships and Related Transactions

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

We may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations, as well as the exemptive order that we and certain of our affiliates received from the SEC on August 6, 2018, which expands relief previously granted to us on October 11, 2016, and which we refer to as the “Order.” Absent the Order, our ability to co-invest would have been more limited. The Order expands our ability to co-invest in portfolio companies with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest with Affiliated Funds, subject to the conditions included in the Order.

Amended and Restated Advisory Agreement

We entered into the Advisory Agreement with the Adviser on July 27, 2017, pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. We entered into the Amended and Restated Advisory Agreement with the Adviser on November 13, 2019, replacing the Advisory Agreement concurrently with the effectiveness of the Amended and Restated Advisory Agreement. For the year ended December 31, 2019, the Fund incurred a management fee of $3,688,293, of which $380,701 was voluntarily waived by the Adviser. For the year ended December 31, 2019, the Fund incurred an income-based incentive fee of $981,757, of which $132,327 was voluntarily waived by the Adviser. There was $0 in capital gains incentive fees paid to the Adviser as of December 31, 2019. For the year ended December 31, 2018, the Fund incurred a management fee of $957,992, of which $127,862 was voluntarily waived by the Adviser. For the year ended December 31, 2018, the Fund incurred an income-based incentive fee of $232,164, of which $32,302 was voluntarily waived by the Adviser. There was $0 in capital gains incentive fees paid to the Adviser as of December 31, 2018. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for our portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause us to make more speculative investments that we would otherwise make in the absence of such fee structure.

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

Administration Agreement and Expense Reimbursement Agreement

We have entered into an administration agreement with the Administrator (the “Administration Agreement”) and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator is responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Expense Reimbursement Agreement, we pay the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. See “Business — Administration Agreement” and “Risk Factors — Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.”

Expense Support and Conditional Reimbursement Agreement

On September 29, 2017, the Fund and the Adviser entered into an agreement, which we refer to as the “Expense Support and Conditional Reimbursement Agreement,” to limit certain of the Fund’s Operating Expenses, as defined in the Expense Support and Conditional Reimbursement Agreement, to no more than 1.5% of the Fund’s average quarterly gross assets. To achieve this percentage limitation, the Adviser has agreed to reimburse the Fund for certain Operating Expenses on a quarterly basis, any such payment by the Adviser we refer to as an “Expense Payment,” and the Fund has agreed to later repay such amounts, any such payment by the Fund we refer to as a “Reimbursement Payment,” pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement.

As of December 31, 2019, the amount of Expense Payments provided by the Adviser since inception was $4,784,382. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Percentage Limit(2)
September 30, 2017	$1,002,147	$107,841	$894,306	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	—	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	—	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	—	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	0	—	0	6.423%	December 31, 2022	1.0%

Total	$4,784,382	$107,841	$4,676,541

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

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. The Adviser, for its services to us, will be entitled to receive base management and incentive fees. In addition, under the Amended and Restated Advisory Agreement and to the extent permitted by applicable law and in the discretion of our Board, we indemnify the Adviser and certain of its affiliates. See “Business — Investment Management and Advisory Agreement.”

For information regarding the independence of our directors, see “Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP for professional services performed for the Fund’s fiscal years ended December 31, 2019 and 2018:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees	$263,300	$245,000
Audit Related Fees	—	—
Tax Fees	55,295	30,000
All Other Fees	—	—

Total Fees	$318,595	$275,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by PwC in connection with statutory and regulatory filings.

Audit Related Fees. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2019 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

(a) Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.3	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
4.1	Description of Securities of AB Private Credit Investors Corporation.*
10.1	Revolving Credit Agreement, dated November 15, 2017, by and between the Fund, as Borrower, and HSBC Bank USA, National Association, as the Administrative Agent and Lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 20, 2017).
10.2	First Amendment and Waiver to Revolving Credit Agreement, dated as of November 14, 2018 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 20, 2018).
10.3	Second Amendment and Waiver to the Revolving Credit Agreement, dated as of December 19, 2018 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on December 20, 2018).
10.4	Third Amendment to Revolving Credit Agreement, dated as of November 13, 2019 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-00196) filed on November 19, 2019).
10.5	Credit Agreement among ABPCIC Funding I LLC, as the borrower, the senior lenders referred to therein, Barclays Bank PLC, New York Branch as facility agent and U.S. Bank National Association, as collateral agent, collateral administrator and custodian, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).
10.6	Account Control Agreement, dated as of January 30, 2019, by and among ABPCIC Funding I LLC, U.S. Bank National Association, as the collateral agent and secured party, and U.S. Bank National Association, as the custodian and securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).
10.7	Collateral Management Agreement, between ABPCIC Funding I LLC and the Adviser, as collateral manager, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).
10.8	Collateral Administration Agreement, among ABPCIC Funding I LLC, the Adviser, as collateral manager and U.S. National Bank Association, as collateral administrator, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).
10.9	Master Loan Sale and Contribution Agreement, between the Fund, as seller, and ABPCIC Funding I LLC, as buyer, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).
10.10	Administration Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.11	Custodian Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.12	Expense Support and Conditional Reimbursement Agreement, dated September 29, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.13	Transfer Agency Agreement, dated September 26, 2017, by and between the Fund and AllianceBernstein Investor Services Inc. (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 26, 2017).

10.14	Amended and Restated Dividend Reinvestment Plan, effective as of August 6, 2018 (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K (File No. 000-55640) filed on August 7, 2018).
10.15	License Agreement, dated August 14, 2017, by and between the Adviser and the Fund (incorporated by reference to Exhibit 10.2 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.16	Expense Reimbursement Agreement, dated August 14, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.4 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.17	Amended and Restated Investment Advisory Agreement, dated November 13, 2019, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on November 14, 2019).
10.18	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.19	Indenture by and among ABPCI Direct Lending Fund CLO VI Ltd, as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank National Association, as trustee, dated as of August 9, 2019 (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2019).
21.1	Subsidiaries of AB Private Credit Investors Corporation*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 16	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020		AB PRIVATE CREDIT INVESTORS CORPORATION

	By:	/s/ J. Brent Humphries
J. Brent Humphries President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer and Director

Date: March 30, 2020	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: March 30, 2020	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: March 30, 2020	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 30, 2020	By:	/s/ John G. Jordan
John G. Jordan
Director

Date: March 30, 2020	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AB Private Credit Investors Corporation

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of AB Private Credit Investors Corporation and its subsidiaries (the “Fund”) as of December 31, 2019 and 2018, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018 by correspondence with the administrative agents and portfolio company investees; when replies were not received from administrative agents, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 30, 2020

We have served as the Fund’s auditor since 2016.

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of December 31, 2019	As of December 31, 2018
Assets
Investments, at fair value (amortized cost of $346,873,740 and $138,512,243, respectively)	$345,025,318	$137,803,133
Cash and cash equivalents	14,931,791	2,510,208
Receivable for fund shares	19,909,278	12,566,810
Interest receivable	1,849,816	808,707
Receivable for investments sold	286,935	—
Prepaid expenses	112,166	102,390
Deferred financing costs	64,959	172,580

Total assets	$382,180,263	$153,963,828

Liabilities
Notes payable (net of unamortized discount and debt issuance costs of $2,780,532 and $0, respectively)	$210,336,633	$—
Credit facility payable	19,500,000	88,200,000
Interest and borrowings expenses payable	3,412,567	247,376
Management fees payable	1,053,696	830,130
Incentive fee payable	1,049,291	199,862
Distribution payable	964,833	403,999
Professional fees payable	650,840	491,910
Payable to Adviser	355,255	90,446
Administrator and custodian fees payable	260,061	215,678
Miscellaneous payable	25,295	—
Transfer agent fees payable	9,397	10,717

Total liabilities	$237,617,868	$90,690,118

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 14,627,401 and 6,383,672 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	146,274	63,837
Paid-in capital in excess of par value	146,096,298	63,838,147
Distributable earnings (accumulated loss)	(1,680,177)	(628,274)

Total net assets	$144,562,395	$63,273,710

Total liabilities and net assets	$382,180,263	$153,963,828

Net asset value per share	$9.88	$9.91

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Operations

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Investment Income:
Interest income, net of amortization/accretion	$21,204,120	$5,516,602	$135,460
Payment-in-kind interest	301,603	19,444	—
Other fee income	229,144	191,375	1,473

Total investment income	21,734,867	5,727,421	136,933

Expenses:
Interest and borrowings expenses	8,465,414	1,749,302	63,591
Management fees	3,688,293	957,992	23,745
Professional fees	1,507,579	2,041,495	775,330
Collateral management fees	1,156,419	—	—
Income-based incentive fee	981,757	232,164	—
Administration and custodian fees	347,444	186,986	28,692
Insurance expenses	261,351	247,500	145,110
Directors’ fees	144,606	149,416	179,063
Transfer agent fees	28,600	4,424	—
Organization expenses	—	—	817,503
Offering costs	—	156,089	53,369
Other expenses	539,659	195,544	54,222

Total expenses	17,121,122	5,920,912	2,140,625
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	107,841	—	—
Waived collateral management fees	(1,156,419)	—	—
Expense reimbursement from Adviser	(447,556)	(2,307,281)	(2,029,545)
Waived management fees	(380,701)	(127,862)	(23,745)
Waived incentive fees	(132,327)	(32,302)	—

Net expenses	15,111,960	3,453,467	87,335

Net investment income before taxes	6,622,907	2,273,954	49,598

Excise tax expense	—	3	2,336

Net investment income	6,622,907	2,273,951	47,262

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	83,847	9,514	—
Net change in unrealized appreciation (depreciation) on investments	(1,139,312)	(704,864)	(4,246)

Net realized and change in unrealized gains (losses) on investment transactions	(1,055,465)	(695,350)	(4,246)

Net increase in net assets resulting from operations	$5,567,442	$1,578,601	$43,016

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.66	$0.61	$0.04
Earnings per share (basic and diluted):	$0.56	$0.42	$0.04
Weighted average shares outstanding:	10,024,619	3,718,757	1,221,797

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$63,273,710
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,622,907	6,622,907
Net realized gain (loss) on investments	—	—	—	83,847	83,847
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,139,312)	(1,139,312)
Capital transactions:
Issuance of common stock	7,908,617	79,086	78,858,180	—	78,937,266
Issuance of common shares pursuant to distribution reinvestment plan	358,450	3,584	3,555,508	—	3,559,092
Repurchase of common stock	(23,338)	(233)	(231,890)	—	(232,123)
Distributions to shareholders	—	—	—	(6,542,992)	(6,542,992)

Total increase (decrease) for the year ended December 31, 2019	8,243,729	82,437	82,181,798	(975,550)	81,288,685

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	76,353	(76,353)	—

Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$144,562,395

Distributions declared per share	—	$—	$—	$0.61	$0.61

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at December 31, 2017	2,417,371	$24,174	$24,152,786	$55,423	$24,232,383
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,273,951	2,273,951
Net realized gain (loss) on investments	—	—	—	9,514	9,514
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(704,864)	(704,864)
Capital transactions:
Issuance of common stock	3,844,860	38,449	38,508,952	—	38,547,401
Issuance of common shares pursuant to distribution reinvestment plan	128,226	1,282	1,278,389	—	1,279,671
Repurchase of common stock	(6,785)	(68)	(68,054)	—	(68,122)
Distributions to shareholders	—	—	—	(2,296,224)	(2,296,224)

Total increase (decrease) for the year ended December 31, 2018	3,966,301	39,663	39,719,287	(717,623)	39,041,327

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(33,926)	33,926	—
Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$63,273,710

Distributions declared per share	—	$—	$—	$0.55	$0.55

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at December 31, 2016	100	$1	$999	$—	$1,000
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	47,262	47,262
Net realized gain (loss) on investments	—	—	—	(4,246)	(4,246)
Capital transactions:
Issuance of common stock	2,419,761	24,198	24,189,069	—	24,213,267
Issuance of common shares pursuant to distribution reinvestment plan	—	—	—	—	—
Repurchase of common stock	(2,490)	(25)	(24,875)	—	(24,900)
Distributions to shareholders	—	—	—	—	—

Total increase (decrease) for the year ended December 31, 2017	2,417,271	24,173	24,164,194	43,016	24,231,383

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(12,407)	12,407	—
Net assets at December 31, 2017	2,417,371	$24,174	$24,152,786	$55,423	$24,232,383

Distributions declared per share	—	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Cash Flows

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,567,442	$1,578,601	$43,016

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(250,053,625)	(130,155,795)	(23,873,030)
Payment-in-kind investments	(301,603)	(19,444)	—
Proceeds from sales of investments and principal repayments	43,468,226	15,812,066	—
Net realized (gain) loss on investments	(83,847)	(9,514)	—
Net change in unrealized (appreciation) depreciation on investments	1,139,312	704,864	4,246
Amortization of premium and accretion of discount, net	(1,390,648)	(262,280)	(4,246)
Amortization of debt issuance and deferred financing costs	1,088,053	443,423	29,918
Amortization of deferred offering costs	—	156,089	53,369

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(286,935)	—	—
(Increase) decrease in interest receivable	(1,041,109)	(738,934)	(69,773)
(Increase) decrease in receivable from Adviser	—	2,210	(2,210)
(Increase) decrease in deferred organization and offering costs	—	—	(209,458)
(Increase) decrease in prepaid expenses	(9,776)	—	(102,390)
Increase (decrease) in management fees payable	223,566	830,130	—
Increase (decrease) in payable to Adviser	264,809	90,446	—
Increase (decrease) in administrator and custodian fees payable	44,383	186,986	28,692
Increase (decrease) in professional fees payable	158,930	332,956	158,954
Increase (decrease) in miscellaneous payable	25,295	(2,336)	2,336
Increase (decrease) in incentive fees payable	849,429	199,862	—
Increase (decrease) in directors’ fees payable	—	(187)	187
Increase (decrease) in transfer agent fees payable	(1,320)	10,717	—
Increase (decrease) in interest and borrowings expenses payable	3,165,191	226,942	20,434
Increase (decrease) in accrued organization and offering costs	—	(90,308)	90,308
Increase (decrease) in accrued expenses and other liabilities	—	(6,292)	6,292

Net cash provided by (used for) operating activities	(197,174,227)	(110,709,798)	(23,823,355)

Cash flows from financing activities
Issuance of common stock	71,594,798	32,437,843	17,756,015
Repurchase of common stock	(232,123)	(68,122)	(24,900)
Distributions paid	(2,423,066)	(612,554)	—
Financing costs paid	(3,760,964)	(377,019)	(268,902)
Borrowings on notes	213,117,165	—	—
Borrowings on credit facility	247,250,000	142,400,000	36,900,000
Repayments of credit facility	(315,950,000)	(77,700,000)	(13,400,000)

Net cash provided by (used for) financing activities	209,595,810	96,080,148	40,962,213

Net increase (decrease) in cash	12,421,583	(14,629,650)	17,138,858
Cash and cash equivalents, beginning of period	2,510,208	17,139,858	1,000

Cash and cash equivalents, end of period	$14,931,791	$2,510,208	$17,139,858

Supplemental and non-cash financing activities
Cash paid during the period for interest	$3,998,295	$995,451	$13,239
Issuance of common shares pursuant to distribution reinvestment plan	$3,559,092	$1,279,671	$—
Excise taxes paid	$—	$2,339	$—

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2019

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —238.67% + * # ^
U.S. Corporate Debt —233.82%
1st Lien/Senior Secured Debt —228.55%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,682,293	$4,636,124	$4,635,470
JHMCRN Holdings, Inc.(1)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	846,198	837,854	837,736
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	3,435,477	3,388,842	3,383,945
BEP Borrower Holdco, LLC(2)(3)	Business Services	Revolver	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(5,753)	(6,442)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan B	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(22,949)	(25,766)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(11,474)	(12,883)
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	09/06/2024	5,622,980	5,572,024	5,568,438
Metametrics, Inc.(1)	Business Services	Term Loan	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	5,904,056	5,790,820	5,785,975
Metametrics, Inc.(2)(3)	Business Services	Revolver	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	—	(12,365)	(13,024)
Nuvei Technologies Corp.(1)(4)	Business Services	Initial U.S. Term Loan Commitment	6.80% (L + 5.00%; 1.00% Floor)	09/29/2025	2,015,143	2,010,646	1,994,992
Quirch Foods Holdings, LLC(1)	Business Services	Term Loan B	7.93% (L + 6.00%)	12/19/2025	2,117,548	2,098,488	2,096,372
Single Digits, Inc.(1)	Business Services	Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	3,295,889	3,267,258	3,262,930
Single Digits, Inc.(2)(3)	Business Services	Revolver	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(3,315)	(4,161)
Single Digits, Inc.(2)(3)	Business Services	Delayed Draw Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(8,290)	(10,404)
Smile Brands, Inc.(1)	Business Services	Term Loan	6.70% (L + 4.50%)	10/12/2024	1,639,688	1,626,385	1,639,688
Smile Brands, Inc.(2)	Business Services	Revolver	8.25% (P + 3.50%)	10/12/2023	33,974	32,034	33,974
Smile Brands, Inc.(2)	Business Services	Delayed Draw Term Loan	6.70% (L + 4.50%)	10/12/2024	301,121	296,019	301,121
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	6.19% (L + 4.25%)	12/08/2025	2,429,318	2,397,496	2,392,878
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,660,261	1,644,369	1,643,658
Blink Holdings, Inc.(1)(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,068,410	1,057,010	1,056,534
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	12/15/2023	2,003,178	1,988,982	1,983,146
Captain D’s, Inc.(2)(5)	Consumer Non-Cyclical	Revolver	8.25% (P + 3.50%, 1.00% Floor)	12/15/2023	134,587	133,209	132,636
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Term Loan	8.93% (L + 7.00%; 1.00% Floor)	04/10/2023	962,223	949,192	945,384
Lucky Bucks, LLC(1)(2)(6)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.91% (L + 7.00%; 1.00% Floor)	04/10/2023	1,043,095	1,028,456	1,023,705
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.80% (L + 5.00%)	07/11/2025	2,032,211	2,013,134	2,011,889
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.74% (L + 5.00%)	07/11/2025	60,071	56,721	56,467
Tropical Smoothie Cafe, LLC(1)	Consumer Non-Cyclical	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	1,343,338	1,332,936	1,343,338
Tropical Smoothie Cafe, LLC(2)	Consumer Non-Cyclical	Revolver	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,526	38,574
Tropical Smoothie Cafe, LLC(2)(3)	Consumer Non-Cyclical	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	—	(65,980)	—
Ahead Data Blue, LLC(1)	Digital Infrastructure & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	5,447,119	5,340,940	5,338,177
Ahead Data Blue, LLC(2)(3)	Digital Infrastructure & Services	Revolver	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	—	(18,666)	(19,225)
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	6,633,822	6,536,708	6,534,315
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(8,269)	(8,503)
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(11,028)	(11,337)
5 Bars, LLC	Digital Infrastructure & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	4,742,121	4,674,290	4,670,990
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(9,197)	(9,700)
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(49,051)	(51,732)
D1 Holdings LLC	Digital Infrastructure & Services	Note	7.00%	06/26/2020	32,241	32,241	32,241
Fuze, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	11,015,029	10,961,643	10,513,845
Fuze, Inc.(2)	Digital Infrastructure & Services	Revolver	10.00% (P + 5.25%; 1.00% Floor)	09/20/2024	907,120	901,003	848,157
Fuze, Inc.(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	—	(586,835)	(117,926)
InSite Wireless Group, LLC(1)(2)	Digital Infrastructure & Services	Term Loan	6.28% (L + 4.52%; 0.50% Floor)	03/15/2023	6,833,574	6,700,275	6,670,911
InSite Wireless Group, LLC	Digital Infrastructure & Services	Revolver	6.32% (L + 4.52%; 0.50% Floor)	03/15/2023	460,172	455,073	454,419
AEG Holding Company, Inc.(1)	Education	Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,876,255	1,842,769	1,838,730

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
AEG Holding Company, Inc.(1)	Education	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	11/20/2023	$6,106,250	$6,022,723	$5,984,125
AEG Holding Company, Inc.(2)	Education	Revolver	7.72% (L + 6.00%; 1.00% Floor)	11/20/2023	558,432	541,763	536,095
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,078,211	1,063,994	1,056,647
BCP Raptor II, LLC(1)(7)	Energy	Term Loan	6.55% (L + 4.75%)	11/03/2025	5,712,209	5,711,278	5,255,233
Brazos Delaware II, LLC(1)(7)	Energy	Term Loan B	5.79% (L + 4.00%)	05/21/2025	4,045,160	3,949,599	3,441,743
Nine Point Energy, LLC(1)	Energy	Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	4,921,875	4,832,047	4,823,438
Nine Point Energy, LLC(1)(2)(3)	Energy	Revolver	7.21% (L + 5.50%; 1.00% Floor)	06/07/2024	—	(5,998)	(6,562)
Nine Point Energy, LLC(1)(2)	Energy	Delayed Draw Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	437,500	406,186	402,500
Higginbotham Insurance Agency, Inc.	Financial Services	Incremental Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	1,047,616	1,037,219	1,037,140
Higginbotham Insurance Agency, Inc.(2)	Financial Services	Delayed Draw Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	—	—	—
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/24/2025	3,774,984	3,692,206	3,690,047
OMH-HealthEdge Holdings, LLC(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(9,940)	(10,321)
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	2,721,360	2,668,061	2,666,933
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.04% (L + 4.25%; 1.00% Floor)	11/08/2025	498,916	485,603	485,309
ZBS Alliance Animal Health, LLC(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	—	(88,520)	(90,712)
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,203,704	1,192,634	1,191,667
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	5,562,816	5,503,929	5,507,188
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	177,601	173,200	173,161
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,049,891	1,039,517	1,039,392
Analogic Corporation(1)	Healthcare & HCIT	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	06/24/2024	2,937,163	2,891,148	2,893,987
Analogic Corporation(2)	Healthcare & HCIT	Revolver	7.80% (L + 6.00%; 1.00% Floor)	06/22/2023	28,696	24,667	24,678
CutisPharma, Inc.(1)	Healthcare & HCIT	Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	7,292,268	7,183,139	7,164,653
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
Delaware Valley Management Holdings, Inc.(1)	Healthcare & HCIT	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	4,414,146	4,337,516	4,325,863
Delaware Valley Management Holdings, Inc.(2)	Healthcare & HCIT	Revolver	7.50% (L + 5.75%; 1.00% Floor)	03/21/2024	368,816	359,862	358,278
Delaware Valley Management Holdings, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(69,365)	(105,376)
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Term Loan	6.80% (L + 5.00%)	05/15/2026	3,382,870	3,343,496	3,340,651
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	570,916	559,588	559,497
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	1,998,132	1,966,554	1,958,169
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(3,098)	(4,050)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,656)	(5,709)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,175)	(6,750)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2025	8,643,765	8,528,135	8,514,109
INH Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2024	—	(2,542)	(3,088)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	5,413,237	5,362,021	5,359,104
Pace Health Companies, LLC(2)(3)	Healthcare & HCIT	Revolver	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(5,789)	(6,167)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	05/18/2023	6,319,034	6,207,891	6,192,653
Pinnacle Dermatology Management, LLC(2)(3)	Healthcare & HCIT	Revolver	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(6,377)	(9,368)
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	1,499,395	1,455,846	1,436,536
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	8.24% (L + 6.25%; 1.00% Floor)	01/03/2023	3,147,110	3,107,800	2,911,076
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	1,959,465	1,934,744	1,812,505
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	498,592	492,422	461,197
Platinum Dermatology Partners, LLC(1)(9)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	8.20% (L + 6.25%; 1.00% Floor)	01/03/2023	1,422,407	1,404,839	1,315,726
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	6.46% (L + 4.75%; 1.00% Floor)	06/09/2025	3,974,715	3,938,087	3,934,968

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	$4,993,841	$4,910,901	$4,906,449
The Center for Orthopedic and Research Excellence, Inc.(2)	Healthcare & HCIT	Revolver	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	34,527	23,105	22,442
The Center for Orthopedic and Research Excellence, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	—	(14,181)	(15,105)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	3,000,000	2,955,526	2,940,000
Theranest, LLC(2)(3)	Healthcare & HCIT	Revolver	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(6,143)	(8,571)
Theranest, LLC(1)(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	1,613,143	1,577,054	1,568,143
RxBenefits, Inc.(1)	Pharmaceutical	Term Loan A	7.17% (L + 5.25%; 1.00% Floor)	03/28/2025	5,777,984	5,777,984	5,720,204
RxBenefits, Inc.(2)(3)	Pharmaceutical	Revolver	7.17% (L + 5.25%; 1.00% Floor)	03/29/2024	—	(4,900)	(5,758)
Dispatch Track, LLC(1)	Software & Services	Term Loan	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,948,735	5,948,014
Dispatch Track, LLC(2)	Software & Services	Revolver	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	132,849	128,320	128,320
Real Capital Analytics, Inc.(1)	Software & Services	Term Loan	7.09% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,839,901	4,838,862
Real Capital Analytics, Inc.(2)	Software & Services	Revolver	6.90% (L + 5.00%, 1.00% Floor)	10/02/2024	555,792	552,482	552,318
Real Capital Analytics, Inc.	Software & Services	First Supplemental Term Loan	6.71% (L + 5.00%, 1.00% Floor)	10/02/2024	3,019,297	3,004,200	3,004,200
Telesoft Holdings, LLC	Software & Services	Term Loan	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	5,968,665	5,834,630	5,834,370
Telesoft Holdings, LLC(2)(3)	Software & Services	Revolver	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(13,366)	(13,430)
AMI US Holdings, Inc.(1)	Software & Services	Term Loan	7.19% (L + 5.50%; 1.00% Floor)	04/01/2025	8,256,605	8,108,278	8,091,473
AMI US Holdings, Inc.(2)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	04/01/2024	481,626	462,683	459,734
Avetta, LLC(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	3,287,118	3,206,937	3,221,375
Avetta, LLC(2)(3)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(7,093)	(9,888)
Avetta, LLC(1)	Software & Services	Incremental Term Loan B	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	4,326,814	4,249,497	4,240,278
Avetta, LLC(2)(3)	Software & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(11,111)	(12,360)
Broadway Technology, LLC(1)	Software & Services	Term Loan	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	4,444,603	4,365,514	4,355,711
Broadway Technology, LLC(2)(3)	Software & Services	Revolver	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	—	(6,544)	(7,677)
Businesssolver.com, Inc.(1)	Software & Services	Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,551,360	2,588,235
Businesssolver.com, Inc.(2)(10)	Software & Services	Revolver	9.30% (L + 7.50%; 1.00% Floor)	05/15/2023	129,412	124,990	129,412
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,043	388,235
Degreed, Inc.(1)	Software & Services	Term Loan	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,207,938	2,189,784
Degreed, Inc.(2)(3)	Software & Services	Revolver	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	—	(3,698)	(7,228)
Degreed, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.06% (L + 6.35%; 1.00% Floor)	05/31/2024	1,114,167	1,068,684	1,085,798
Drilling Info Holdings, Inc.(1)(7)	Software & Services	Term Loan	6.05% (L + 4.25%)	07/30/2025	3,395,236	3,382,377	3,395,236
E2open LLC(1)	Software & Services	Term Loan	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	4,944,898	4,881,721	4,895,449
E2open LLC(2)(3)	Software & Services	Revolver	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	—	(3,830)	(3,114)
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.42% (L + 6.50%; 1.00% Floor)	03/07/2023	1,030,478	1,013,050	1,009,868
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.71% (L + 6.50%; 1.00% Floor)	03/07/2023	2,970,191	2,927,623	2,910,787
Engage2Excel, Inc.(1)(2)(11)	Software & Services	Revolver	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	251,270	246,280	243,732
Engage2Excel, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	—	(5,481)	(6,645)
EnterpriseDB Corporation(1)	Software & Services	Term Loan	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	7,829,259	7,687,008	7,711,820
EnterpriseDB Corporation(2)(3)	Software & Services	Revolver	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	—	(12,478)	(10,445)
Exterro, Inc.(1)	Software & Services	Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	5,945,987	5,834,920	5,916,257
Exterro, Inc.(2)(3)	Software & Services	Revolver	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(4,915)	(1,650)
Exterro, Inc.(1)	Software & Services	Initial Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	2,866,875	2,825,603	2,852,541
Finalsite Holdings, Inc.(1)	Software & Services	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	3,333,032	3,285,122	3,283,036
Finalsite Holdings, Inc.(2)(3)	Software & Services	Revolver	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(3,509)	(3,797)
Genesis Acquisition Co.(1)	Software & Services	Term Loan	5.69% (L + 3.75%)	07/31/2024	1,362,701	1,341,127	1,335,447
Genesis Acquisition Co.(2)	Software & Services	Revolver	5.69% (L + 3.75%)	07/31/2024	70,840	67,715	66,792
Genesis Acquisition Co.(2)(3)	Software & Services	Delayed Draw Term Loan	5.69% (L + 3.75%)	07/31/2024	—	(2,804)	(3,645)
GS AcquisitionCo, Inc.(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	2,716,747	2,685,271	2,682,788
GS AcquisitionCo, Inc.(2)	Software & Services	Second Supplemental Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	205,022	191,520	190,366
GS AcquisitionCo, Inc.(2)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	193,445	189,956	189,667
Ministry Brands, LLC(1)	Software & Services	Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	3,144,605	3,134,417	3,128,882
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	657,623	655,480	654,335
Rhode Holdings, Inc.(1)	Software & Services	Term Loan	8.72% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	4,477,141	4,437,548	4,387,598
Rhode Holdings, Inc.(2)	Software & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	05/02/2025	214,851	211,489	207,332
Rhode Holdings, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.69% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	69,949	64,481	63,878
Selligent, Inc.	Software & Services	Term Loan	7.45% (L + 5.50%; 1.00% Floor)	11/05/2024	1,907,069	1,883,067	1,878,463
Selligent, Inc.(2)(3)	Software & Services	Revolver	7.45% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,323)	(3,010)
Sirsi Corporation(1)	Software & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	03/15/2024	8,965,418	8,846,501	8,830,937
Sirsi Corporation(2)(12)	Software & Services	Revolver	8.50% (P + 3.75%; 1.00% Floor)	03/15/2024	$221,497	$214,397	$213,190
Sugarcrm, Inc.(1)	Software & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	07/31/2024	3,600,024	3,548,249	3,600,024
Sugarcrm, Inc.(2)(3)	Software & Services	Revolver	8.54% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(4,235)	—
Summit Infrastructure Group, Inc.(1)	Software & Services	Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	7,019,794	6,895,695	6,879,398
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Revolver	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(9,518)	(11,258)
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(19,006)	(22,515)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Swiftpage, Inc.	Software & Services	Term Loan A	7.24% (L + 5.50%; 1.00% Floor)	06/13/2023	$229,796	$225,972	$225,200
Swiftpage, Inc.	Software & Services	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	2,496,789	2,460,901	2,446,853
Swiftpage, Inc.(2)(3)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(3,128)	(4,506)
Symplr Software, Inc.(1)(13)	Software & Services	Term Loan	7.94% (L + 6.00%)	11/28/2025	5,756,909	5,680,081	5,670,556
Symplr Software, Inc.(2)(13)	Software & Services	Revolver	7.94% (L + 6.00%)	11/30/2023	268,631	265,115	264,184
TRGRP, Inc.(1)	Software & Services	Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,806,090	4,728,641	4,709,968
TRGRP, Inc.(2)(3)	Software & Services	Revolver	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(5,139)	(6,667)
TRGRP, Inc.(1)	Software & Services	Incremental Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,073,976	1,054,948	1,052,497
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	2,815,750	2,781,894	2,815,750
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.79% (L + 6.00%; 1.00% Floor)	12/01/2022	700,038	689,647	700,038
Velocity Purchaser Corporation(2)(3)	Software & Services	Revolver	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(2,300)	—
Watermark Insights, LLC(1)	Software & Services	Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	2,612,705	2,592,613	2,586,578
Watermark Insights, LLC(1)	Software & Services	Delayed Draw Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	327,878	326,063	324,599
Purchasing Power, LLC(1)	Specialty Finance	Term Loan	8.96% (L + 7.25%; 1.00% Floor)	02/06/2024	2,854,850	2,810,973	2,804,891
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan B	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	1,172,909	1,154,246	1,089,984
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan A	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	2,658,594	2,616,179	2,470,631
Dillon Logistics, Inc.(2)(14)	Transport & Logistics	Revolver	8.90% (L + 7.00%; 1.00% Floor)	12/11/2023	365,443	360,395	336,694
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	6.69% (L + 5.00%)	12/21/2023	6,017,292	5,955,690	5,942,076

Total 1st Lien/Senior Secured Debt						332,320,392	330,393,205
2nd Lien/Junior Secured Debt —5.27%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	9.43% (L + 7.50%)	04/17/2026	1,230,107	1,204,314	1,180,902
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Services	Term Loan	9.70% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,445,244	6,439,645

Total 2nd Lien/Junior Secured Debt						7,649,558	7,620,547

Total U.S. Corporate Debt						339,969,950	338,013,752

Portfolio Company	Industry				Shares	Cost	Fair Value
U.S. Preferred Stock —3.36%
Concerto, LLC(15)(16)	Healthcare & HCIT				65,614	$349,977	$349,977
Datarobot, Inc.(16)	Software & Services				38,190	289,278	289,278
Degreed, Inc.(16)	Software & Services				43,819	278,541	278,540
Heap(16)	Software & Services				189,617	696,351	696,351
Protoscale Rubrik(16)	Software & Services				25,397	598,212	598,201
Punchh(16)	Software & Services				24,262	275,337	275,337
Symplr Software Intermediate Holdings, Inc.(16)	Software & Services				1,196	1,160,531	1,374,165
Workfront, Inc.(16)	Software & Services				104,058	999,998	999,998

Total U.S. Preferred Stock						4,648,225	4,861,847
U.S. Common Stock —1.05%
NC Holdings, LLC(16)(17)	Digital Infrastructure & Services				360,996	400,525	400,525
Leeds FEG Investors, LLC(16)	Education				320	321,309	359,147
INH Group Holdings(16)	Healthcare & HCIT				484,552	484,552	290,731
Aggregator, LLC(16)	Software & Services				417,813	417,813	467,950

Total U.S. Common Stock						1,624,199	1,518,353
U.S. Warrants —0.44%
Degreed, Inc., Warrants expire 05/31/2026(16)	Software & Services				17,749	27,511	27,511
Fuze, Inc., Warrants expire 09/20/2029(16)	Digital Infrastructure & Services				184,665	$603,855	$603,855

Total U.S. Warrants						631,366	631,366

TOTAL INVESTMENTS—238.67%(18)						$346,873,740	$345,025,318

LIABILITIES IN EXCESS OF OTHER ASSETS —(138.67%)							$(200,462,923)

NET ASSETS—100.00%							$144,562,395

+

As of December 31, 2019, qualifying assets represented 98.38% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. The spread may change based on the type of rate used. The terms in the consolidated schedule of investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of December 31, 2019, rates for 1M L, 2M L, 3M L and 6M L are 1.76%, 1.83%, 1.91% and 1.91%, respectively. As of December 31, 2019, the U.S. Prime Rate was 4.75%. See Note 4 “Borrowings.”

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

(4)	Pivotal Payments, Inc. has been renamed to Nuvei Technologies Corp. in 2019.
(5)	$56,565 of the funded par amount accrues interest at 6.35% (L + 4.50%).
(6)	$29,780 of the funded par amount accrues interest at 10.75 (P + 6.00%).
(7)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(8)	$124,648 of the funded par amount accrues interest at 8.24% (L + 6.25%).
(9)	$293,434 of the funded par amount accrues interest at 10.00% (P + 5.25%).
(10)	$45,294 of the funded par amount accrues interest at 11.25% (P + 6.50%).
(11)	$78,522 of the funded par amount accrues interest at 8.49% (L + 6.50%).
(12)	$110,748 of the funded par amount accrues interest at 6.54% (L + 4.75%).
(13)	Caliper Software, Inc. has been renamed to Symplr Software, Inc. in 2019.
(14)	$62,056 of the funded par amount accrues interest at 10.75% (P + 6.00%).
(15)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(16)	Non-income producing investment.
(17)	NC Holdings LLC is held through ABPCIC NC Holdings LLC.
(18)

Aggregate gross unrealized appreciation for federal income tax purposes is $1,824,555, aggregate gross unrealized depreciation for federal income tax purposes is $3,672,977. Net unrealized depreciation is $1,848,422 based upon a tax cost basis of $346,873,740.

L -	LIBOR
P -	Prime
PIK -	Payment-In-Kind

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2018

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —217.79% + * # ^
U.S. Corporate Debt —215.36%
1st Lien/Senior Secured Debt —213.46%
Pivotal Payments Direct Corp.	Business Services	Initial Canadian Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	$1,004,630	$994,863	$994,584
Pivotal Payments, Inc.	Business Services	Initial U.S. Term Loan Commitment	9.00% (P + 3.50%; 1.00% Floor)	09/28/2025	672,556	666,017	665,830
Pivotal Payments, Inc.(1)	Business Services	Delayed Draw Term Loan	7.01% (L + 4.50%; 1.00% Floor)	09/28/2025	302,582	297,860	297,725
Single Digits, Inc.	Business Services	Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	3,329,180	3,295,889	3,295,889
Single Digits, Inc.(1) (2)	Business Services	Revolver	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(4,161)	(4,161)
Single Digits, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	8.79% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(10,404)	(10,404)
Smile Brands, Inc.	Business Services	Term Loan	7.13% (L + 4.50%)	10/12/2024	1,656,250	1,640,203	1,639,688
Smile Brands, Inc.(1)	Business Services	Revolver	9.00% (P + 3.50%)	10/12/2023	42,468	40,015	39,920
Smile Brands, Inc.(1)	Business Services	Delayed Draw Term Loan	7.13% (L + 4.50%)	10/12/2024	159,680	153,543	153,309
Trade Supplies Acquisition, LLC	Business Services	Term Loan	7.01% (L + 4.50%; 1.00% Floor)	11/21/2023	6,301,503	6,208,200	6,206,980
Trade Supplies Acquisition, LLC(1)	Business Services	Revolver	9.00% (P + 3.50%; 1.00% Floor)	11/21/2023	119,748	111,113	110,914
InSite Wireless Group, LLC(1)	Communications & IT Infrastructure	Term Loan	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	2,238,572	2,206,783	2,185,319
InSite Wireless Group, LLC(1) (2)	Communications & IT Infrastructure	Revolver	8.03% (L + 5.61%; 0.50% Floor)	03/15/2023	—	(2,490)	(2,958)
Maintech, Incorporated(3)	Communications & IT Infrastructure	Term Loan	9.80% (L + 7.00%; 1.00% Floor)	12/28/2022	2,887,500	2,845,887	2,844,187
Maintech, Incorporated (1) (3) (4)	Communications & IT Infrastructure	Revolver	11.50% (P + 6.00%; 1.00% Floor)	12/28/2022	214,500	211,071	210,375
Captain D’s, Inc.	Consumer Non-Cyclical	Term Loan	7.30% (L + 4.50%; 1.00% Floor)	12/15/2023	2,057,194	2,039,173	2,036,622
Captain D’s, Inc.(1) (5)	Consumer Non-Cyclical	Revolver	9.00% (P + 3.50%; 1.00% Floor)	12/15/2023	82,573	80,898	80,622
GPS Hospitality Holding Company LLC	Consumer Non-Cyclical	Term Loan B	6.99% (L + 4.25%)	12/06/2025	2,453,856	2,417,343	2,417,048
Lucky Bucks, LLC	Consumer Non-Cyclical	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	04/09/2023	1,078,856	1,060,428	1,059,976
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.86% (L + 7.00%; 1.00% Floor)	04/09/2023	551,452	532,621	532,061
Tropical Smoothie Café, LLC	Consumer Non-Cyclical	Term Loan	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	1,350,089	1,337,204	1,336,588
Tropical Smoothie Café, LLC(1)	Consumer Non-Cyclical	Revolver	8.00% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,285	37,224
AEG Holding Company, Inc.	Education	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	6,168,559	6,064,136	6,045,188
AEG Holding Company, Inc.(1)	Education	Revolver	8.52% (L + 6.00%; 1.00% Floor)	11/20/2023	595,996	582,236	579,742
AEG Holding Company, Inc.(1) (2)	Education	Delayed Draw Term Loan	8.53% (L + 6.00%; 1.00% Floor)	11/20/2023	—	(17,771)	(21,673)
BCP Raptor II, LLC(6)	Energy	Term Loan	7.37% (L + 4.75%)	11/03/2025	5,740,914	5,712,752	5,303,169
Brazos Delaware II, LLC(6)	Energy	Term Loan B	6.50% (L + 4.00%)	05/21/2025	4,086,228	3,957,985	3,738,898
American Physician Partners LLC	Healthcare & HCIT	Term Loan A	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	3,113,453	3,068,540	3,066,751
American Physician Partners LLC(1)	Healthcare & HCIT	Revolver	9.29% (L + 6.25%; 1.00% Floor)	12/21/2021	241,459	232,964	232,626
American Physician Partners LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.30% (L + 6.25%; 1.00% Floor)	12/21/2021	446,243	393,462	391,355
Analogic Corporation	Healthcare & HCIT	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	06/22/2024	3,005,511	2,949,568	2,945,401
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	8.52% (L + 6.00%; 1.00% Floor)	06/22/2023	—	(5,246)	(5,739)
GHA Buyer, Inc.	Healthcare & HCIT	Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	2,025,133	1,985,938	1,984,631
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(3,895)	(4,050)
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.02% (L + 5.50%; 1.00% Floor)	10/22/2023	—	(5,966)	(13,501)
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	1,864,326	1,831,047	1,827,039
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(8,226)	(9,368)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.77% (L + 4.25%; 1.00% Floor)	05/18/2023	2,763,699	2,681,310	2,670,014
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	3,169,048	3,108,282	3,105,667
Platinum Dermatology Partners, LLC(1) (2)	Healthcare & HCIT	Revolver	9.05% (L + 6.25%; 1.00% Floor)	01/03/2023	—	(8,024)	(9,972)
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	9.11% (L + 6.25%; 1.00% Floor)	01/03/2023	1,979,408	1,946,432	1,939,820
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	9.13% (L + 6.25%; 1.00% Floor)	01/03/2023	1,425,972	1,392,746	1,386,084
Qualifacts Corporation	Healthcare & HCIT	Term Loan	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	2,820,000	2,773,525	2,805,900
Qualifacts Corporation(1) (2)	Healthcare & HCIT	Revolver	9.78% (L + 7.00%; 1.00% Floor)	12/12/2022	—	(4,756)	(1,500)
Theranest, LLC	Healthcare & HCIT	Term Loan	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	3,000,000	2,944,416	2,940,000
Theranest, LLC(1) (2)	Healthcare & HCIT	Revolver	7.76% (L + 5.00%; 1.00% Floor)	07/23/2023	—	(7,832)	(8,571)
Theranest, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.00%; 1.00% Floor)	07/23/2023	214,286	173,176	169,286
Avetta, LLC	Software & Services	Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	3,320,490	3,260,667	3,287,285
Avetta, LLC(1) (2)	Software & Services	Revolver	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(8,475)	(4,944)
Avetta, LLC(1) (2)	Software & Services	Delayed Draw Term Loan	7.76% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(13,634)	(12,360)
Businesssolver.com, Inc.	Software & Services	Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,541,806	2,536,471
Businesssolver.com, Inc.(1)	Software & Services	Revolver	12.00% (P + 6.50%; 1.00% Floor)	05/15/2023	129,412	123,756	122,941
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	10.12% (L + 7.50%; 1.00% Floor)	05/15/2023	97,059	93,663	89,294
Caliper Software, Inc.	Software & Services	Term Loan	8.02% (L + 5.50%)	11/30/2025	3,891,026	3,832,660	3,832,660
Caliper Software, Inc.(1)	Software & Services	Revolver	8.02% (L + 5.50%)	11/30/2023	14,823	10,376	10,376
Drilling Info Holdings, Inc.(6)	Software & Services	Term Loan	6.77% (L + 4.25%)	07/30/2025	3,059,098	3,044,509	3,039,979
Drilling Info Holdings, Inc. (1) (2) (6)	Software & Services	Delayed Draw Term Loan	6.77% (L + 4.25%)	07/30/2025	—	(1,103)	(1,461)
E2open LLC	Software & Services	Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	4,150,293	4,088,890	4,088,039
E2open LLC(1) (2)	Software & Services	Revolver	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	—	(4,595)	(4,670)
E2open LLC(1)	Software & Services	Delayed Draw Term Loan	7.68% (L + 5.00%; 1.00% Floor)	11/26/2024	93,382	86,567	80,931
Engage2Excel, Inc.	Software & Services	Term Loan	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	3,000,421	2,945,737	2,940,413
Engage2Excel, Inc.(1)	Software & Services	Revolver	9.36% (L + 6.50%; 1.00% Floor)	03/07/2023	106,790	99,884	99,252
Exterro, Inc.	Software & Services	Initial Term Loan	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	2,955,150	2,903,587	2,896,047
Exterro, Inc.(1) (2)	Software & Services	Revolver	8.24% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(5,651)	(6,600)
Finalsite Holdings, Inc.	Software & Services	Term Loan	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	3,366,784	3,309,983	3,307,865
Finalsite Holdings, Inc.(1) (2)	Software & Services	Revolver	8.03% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(4,234)	(4,430)
Genesis Acquisition Co.	Software & Services	Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	1,376,466	1,350,527	1,348,936
Genesis Acquisition Co.(1) (2)	Software & Services	Revolver	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,772)	(4,048)
Genesis Acquisition Co.(1) (2)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	07/31/2024	—	(3,399)	(3,645)
Ministry Brands, LLC	Software & Services	1st Lien Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	3,176,249	3,162,463	3,160,367
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	6.52% (L + 4.00%; 1.00% Floor)	12/02/2022	448,683	442,681	441,704
Perforce Intermediate Holdings, LLC	Software & Services	Term Loan	6.77% (L + 4.25%; 1.00% Floor)	12/27/2024	3,835,253	3,758,340	3,796,900
Perforce Intermediate Holdings, LLC(1) (2)	Software & Services	Revolver	6.77% (L + 4.25%; 1.00% Floor)	12/28/2022	—	(10,987)	(5,915)
Selligent, Inc.	Software & Services	Term Loan	8.09% (L + 5.50%; 1.00% Floor)	11/05/2024	1,926,332	1,898,180	1,897,437
Selligent, Inc.(1) (2)	Software & Services	Revolver	8.09% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,917)	(3,010)
Sugarcrm, Inc.	Software & Services	Term Loan	9.27% (L + 6.75%; 1.00% Floor)	07/31/2024	3,235,401	3,181,827	3,178,782
Sugarcrm, Inc.(1)	Software & Services	Revolver	9.43% (L + 6.75%; 1.00% Floor)	07/31/2024	77,561	72,502	72,132
Swiftpage, Inc.	Software & Services	Term Loan	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	2,522,137	2,476,347	2,471,694
Swiftpage, Inc.	Software & Services	Term Loan A	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	232,118	227,512	227,475
Swiftpage, Inc.(1) (2)	Software & Services	Revolver	8.01% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(4,019)	(4,506)
TRGRP Acquisition Corp.	Software & Services	Term Loan	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,686,111	4,595,436	4,592,389
TRGRP Acquisition Corp.(1) (2)	Software & Services	Revolver	9.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(6,447)	(6,667)
Velocity Purchaser Corporation	Software & Services	Term Loan	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	2,931,594	2,883,855	2,872,962
Velocity Purchaser Corporation	Software & Services	Term Loan	8.52% (L + 6.00%; 1.00% Floor)	12/01/2022	728,749	714,791	714,174
Velocity Purchaser Corporation(1) (2)	Software & Services	Revolver	8.53% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(3,174)	(3,865)
Veriforce Holdings, LLC	Software & Services	Term Loan	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	3,082,612	3,032,743	3,028,666
Veriforce Holdings, LLC(1) (2)	Software & Services	Revolver	9.14% (L + 6.50%; 1.00% Floor)	07/13/2023	—	(4,556)	(4,929)
Watermark Insights, LLC	Software & Services	Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	2,639,230	2,614,903	2,612,837
Watermark Insights, LLC	Software & Services	Delayed Draw Term Loan	7.26% (L + 4.75%; 1.00% Floor)	06/07/2024	331,198	328,821	327,886
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	2,592,288	2,540,918	2,540,442
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	9.80% (L + 7.00%; 1.00% Floor)	12/11/2023	1,270,729	1,245,548	1,245,315
Dillon Logistics, Inc.	Transport & Logistics	Term Loan C	9.80% (L + 7.00%; 1.00% Floor)	12/31/2020	304,975	299,032	298,876
Dillon Logistics, Inc.(1)	Transport & Logistics	Revolver	9.65% (L + 7.00%; 1.00% Floor)	12/11/2023	333,571	325,211	325,133
OSG Bulk Ships, Inc.	Transport & Logistics	Term Loan	7.78% (L + 5.00%)	12/21/2023	6,544,642	6,463,245	6,462,835

Total 1st Lien/Senior Secured Debt						135,776,144	135,061,980
2nd Lien/Junior Secured Debt —1.90%
Brave Parent Holdings, Inc.	Energy	Term Loan	10.02% (L + 7.50%)	04/17/2026	1,230,107	1,201,433	1,200,773

Total 2nd Lien/Junior Secured Debt						1,201,433	1,200,773

Total U.S. Corporate Debt						136,977,577	136,262,753

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
U.S. Preferred Stock—1.83%
Symplr Software Intermediate Holdings, Inc.(7)	Software & Services		$1,196	$1,160,531	$1,160,531

Total U.S. Preferred Stock				1,160,531	1,160,531
U.S. Common Stock—0.60%
SSC TS Investments, LLC(7) (8)	Business Services		62,734	$62,735	$62,735
Leeds FEG Investors, LLC(7)	Education		311	$311,400	$317,114

Total U.S. Common Stock				374,135	379,849
TOTAL INVESTMENTS—217.79%(9)				$138,512,243	$137,803,133

LIABILITIES IN EXCESS OF OTHER ASSETS—(117.79%)					$(74,529,423)

NET ASSETS—100.00%					$63,273,710

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

December 31, 2019

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At December 31, 2019, the Fund had total Capital Commitments of $397,620,551, of which 64% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

There were no operating activities from February 6, 2015 to November 15, 2017. As described above, the Fund completed its Initial Closing on September 29, 2017, and commenced operations on November 15, 2017. The Fund’s fiscal year ends on December 31.

On October 31, 2018, the Fund established ABPCIC SSC TS Holdings LLC (“ABPCIC SSC TS”), through which the Fund made an investment. ABPCIC SSC TS was 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation. ABPCIC SSC TS was dissolved on December 20, 2019 upon the exit from the Fund’s investment held by ABPCIC SSC TS.

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

On August 9, 2019 ABPCIC Funding and CLO VI entered into a merger agreement, pursuant to which ABPCIC Funding agreed to merge with and into CLO VI, with CLO VI as the surviving entity. CLO VI issued Class B, Class C and Subordinated Notes to the Fund through AB PCI Direct Lending Fund CLO VI Depositor LLC, a wholly-owned subsidiary of the Fund established on August 9, 2019. CLO VI is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements.

On September 25, 2019, the Fund established ABPCIC NC Holdings LLC (“ABPCIC NC”), through which the Fund made an investment. ABPCIC NC is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

On December 17, 2019, the Fund established ABPCIC Concerto Holdings LLC (“ABPCIC Concerto”, and together with ABPCIC SSC TS and ABPCIC NC, the “Blockers”), through which the Fund made an investment. ABPCIC Concerto is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

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

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation, with no significant effect on our financial condition, results of operations or cash flows.

The following is a summary of significant accounting policies followed by the Fund.

Cash and Cash Equivalents

Cash consists of demand deposits and money market accounts. Cash is carried at cost, which approximates fair value. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Fund considers all highly liquid investments, with original maturities of less than ninety days, as cash equivalents.

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

Credit Facility Related Costs, Expenses and Deferred Financing Costs

The Revolving Credit Facility (as defined in Note 4) is recorded at carrying value which approximates fair value. Interest expense and unused commitment fees on the Revolving Credit Facility are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Revolving Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities.

Notes Payable Related Costs, Expenses and Unamortized Debt Issuance Costs

The Notes (as defined in Note 4) are recorded at carrying value. Interest expense on notes payable is recorded on an accrual basis. Debt issuance costs relating to notes payable are amortized on a straight-line basis over the contractual term and included in interest and borrowing expenses in the consolidated statements of operations. The unamortized debt issuance costs are included as a direct reduction of the carrying value of the notes payable (i.e. a contra liability).

Upon early termination or partial principal pay down of the Notes, the unamortized costs related to the Notes are accelerated into interest and borrowing expenses on the Fund’s consolidated statements of operations.

Income Taxes

ASC 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax positions. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior year), the Fund has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Fund accrued excise taxes of $0, $3 and $2,336, respectively. As of December 31, 2019 and December 31, 2018, $0 and $0, respectively, of accrued excise taxes remained payable.

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

3. Related Party Transactions

Advisory Agreement

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement (“Amended and Restated Advisory Agreement”), replacing the advisory agreement the Fund entered into with the Advisor on July 27, 2017 (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter is appropriately prorated. For the year ended December 31, 2019, the Fund incurred a management fee of $3,688,293, of which $380,701 was voluntarily waived by the Adviser. For the year ended December 31, 2018, the Fund incurred a management fee of $957,992, of which $127,862 was voluntarily waived by the Adviser. For the year ended December 31, 2017, the Fund incurred a management fee of $23,745, of which $23,745 was voluntarily waived by the Adviser. As of December 31, 2019, and December 31, 2018, $1,053,696 and $830,130, respectively, of accrued management fee remained payable.

The Fund will also pay the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income” or “PIFNII”) for the quarter, as further described below. PIFNII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we have entered into with State Street Bank and Trust (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under GAAP). PIFNII also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received.

PIFNII does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income-based incentive fee, it is possible that the Fund may accrue such income-based incentive fee in a quarter where the Fund incurs a net loss. For example, if the Fund receives PIFNII in excess of a hurdle rate (as defined below) for a quarter, the Fund will accrue the applicable income-based incentive fee even if the Fund has incurred a realized and/or unrealized capital loss in that quarter. However, cash payment of the income-based incentive fee may be deferred in this situation, subject to the restrictions detailed at the end of this section.

PIFNII, expressed as a rate of return on the average value of the Fund’s net assets (defined as total assets, less indebtedness and before taking into account any incentive fees payable during the period) as of the first day of each month during the course of the immediately preceding calendar quarter, will be compared to various “hurdle rates,” with the income-based incentive fee rate of return increasing at each hurdle rate.

Description of Quarterly Incentive Fee Calculations

The Fund pays the Adviser an income-based incentive fee with respect to PIFNII in each calendar quarter as follows:

•	No income-based incentive fee in any calendar quarter in which PIFNII does not exceed 1.5% per quarter (6% per annum), the “6% Hurdle Rate”;

•

100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of PIFNII (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catch-up.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the PIFNII as if hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and

•

10.0% of the amount of PIFNII, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the PIFNII until the amount of PIFNII exceeds 1.94%, approximately 7.78% per annum; and

•

100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), approximately 8.24% per annum. This portion of PIFNII (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catch-up.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and

•

15.0% of the amount of PIFNII, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”, approximately 9.41% per annum). The 8% Hurdle Rate is meant to limit the Adviser to 15% of the PIFNII until the amount of PIFNII exceeds 2.35%, approximately 9.41% per annum; and

•

100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter (the “8% Catch-up Cap”), approximately 10% per annum. This portion of PIFNII (which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up cap) is referred to as the “8% Catch-up”. The 8% Catch-up is meant to provide the Adviser with 20.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.50% in any calendar quarter; and

•	20.0% of the amount of PIFNII, if any, that exceeds 2.50% in any calendar quarter.

For the year ended December 31, 2019, the Fund incurred income – based incentive fees of $981,757, of which $132,327, was voluntarily waived by the Adviser. For the year ended December 31, 2018, the Fund incurred income – based incentive fees of $232,164, of which $32,302, was voluntarily waived by the Adviser. As of December 31, 2019, and December 31, 2018, $1,049,291, and $199,862, respectively remained payable.

No incentive fees were incurred or were payable as of and for the year ended December 31, 2017.

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 20% of aggregate cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, “aggregate cumulative realized capital gains” will not include any unrealized appreciation. For accounting purposes only, we are required under GAAP to accrue a hypothetical capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Amended and Restated Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a hypothetical capital gains incentive fee that would be payable to the Adviser at each measurement date. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Amended and Restated Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Since inception, no capital gains incentive fees have been incurred or are payable as of December 31, 2019 and December 31, 2018, and for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

The amount of capital gains incentive fee expense related to a hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Amended and Restated Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

The Fund will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter periods ending on or prior to the date such payment is to be made, the sum of (a) the PIFNII, and (b) the realized capital gain / loss and (c) unrealized capital appreciation/ depreciation expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Amended and Restated Advisory Agreement.

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

Expense Support and Conditional Reimbursement Agreement

On September 29, 2017, the Fund and the Adviser entered into an agreement (the “Expense Support and Conditional Reimbursement Agreement”) to limit certain of the Fund’s Operating Expenses, as defined below, to no more than 1.5% of the Fund’s average quarterly gross assets. To achieve this percentage limitation, the Adviser has agreed to reimburse the Fund for certain Operating Expenses on a quarterly basis (any such payment by the Adviser, an “Expense Payment”) and the Fund has agreed to later repay such amounts (any such payment by the Fund, a “Reimbursement Payment”), pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement. The actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets, is referred to as the “Percentage Limit.”

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

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Amended and Restated Advisory Agreement, or (b) the Board of the Fund makes a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement that have not been reimbursed by the Fund to the Adviser.

As of December 31, 2019, the amount of Expense Payments provided by the Adviser since inception is $4,784,382. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$107,841	$894,306	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	—	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	—	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	—	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%

Total	$4,784,382	$107,841	$4,676,541

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

For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Fund accrued $28,600, $4,424 and $0, respectively, in transfer agent fees. As of December 31, 2019 and December 31, 2018, $9,397 and $10,717, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facilities

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund has the adjusted Maximum Commitment of $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the lenders’ commitments (“Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the administrative agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2019, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

Effective November 13, 2019, the Fund exercised its option to extend the maturity date of the Revolving Credit Facility to November 11, 2020.

On January 30, 2019, ABPCIC Funding entered into a Credit Agreement (the “Barclays Credit Facility”) with Barclays Bank PLC, New York Branch (“Barclays”) as facility agent (in such capacity, the “Facility Agent”) and U.S. Bank National Association (“U.S. Bank”) as collateral agent (in such capacity, the “Collateral Agent”), collateral administrator (in such capacity, the “Collateral Administrator”) and custodian (in such capacity, the “Custodian”). The Barclays Credit Facility was in effect during the year, but terminated on August 9, 2019.

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. For the year ended December 31, 2019, the Fund incurred a collateral management fee of $426,758, which was voluntarily waived by the Adviser.

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. The Barclays Credit Facility matured and was paid down during the year in connection with the issuance of the Notes (as defined below). For a discussion of the CLO Transaction see “See Note 4. Collateralized Loan Obligations.”

The Fund’s outstanding borrowings through the Revolving Credit Facility as of December 31, 2019 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$19,500,000	$30,500,000	$19,500,000

Total	$50,000,000	$19,500,000	$30,500,000	$19,500,000

The Fund’s outstanding borrowings through the Revolving Credit Facility as of December 31, 2018 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$125,000,000	$88,200,000	$36,800,000	$88,200,000

Total	$125,000,000	$88,200,000	$36,800,000	$88,200,000

As of December 31, 2019 and December 31, 2018, deferred financing costs were $64,959 and $172,580, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of December 31, 2019 were as follows:

	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$175,875,031
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,673,826
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,787,776
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $2,780,532 as of December 31, 2019 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the year ended December 31, 2019, the Fund incurred a collateral management fee of $729,661, which was voluntarily waived by the Adviser.

As of December 31, 2019 and December 31, 2018 outstanding borrowings under the Revolving Credit Facility and Notes were $229,836,633 and $88,200,000, respectively.

For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the components of interest and other debt expenses related to the borrowings were as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Stated Interest and borrowing expenses	$7,158,340	$1,222,642	$21,941
Commitment fees	219,021	83,237	11,732
Amortization of debt issuance and deferred financing costs	1,088,053	443,423	29,918

Total	$8,465,414	$1,749,302	$63,591

Weighted average interest rate(1)	4.39%	4.26%	3.94%
Average outstanding balance	$163,259,315	$28,667,123	$4,325,532

(1)	Calculated as the amount of the stated interest expense and fees divided by average borrowings during the period.

LIBOR Risk—The Fund may invest in certain debt securities, derivatives or other financial instruments that utilize the London Interbank Offered Rate, or “LIBOR,” as a “benchmark” or “reference rate” for various interest rate calculations. In July 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out the use of LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the “SOFR.” At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate our credit arrangements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

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

The fair values of loan investments based upon pricing data vendors or observable market price quotations are generally categorized as Level 2; however, those priced using models with significant unobservable inputs are categorized as Level 3.

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

The following table summarizes the valuation of the Fund’s investments as of December 31, 2019:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$ —	$12,092,212	$318,300,993	$330,393,205
2nd Lien/Junior Secured Debt	—	—	7,620,547	7,620,547
U.S. Preferred Stock	—	—	4,861,847	4,861,847
U.S. Common Stock	—	—	1,518,353	1,518,353
U.S. Warrants	—	—	631,366	631,366

Total assets	$—	$12,092,212	$332,933,106	$345,025,318

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2018:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$ —	$12,080,585	$122,981,395	$135,061,980
2nd Lien/Junior Secured Debt	—	—	1,200,773	1,200,773
U.S. Preferred Stock	—	—	1,160,531	1,160,531
U.S. Common Stock	—	—	379,849	379,849

Total assets	$—	$12,080,585	$125,722,548	$137,803,133

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2019:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	U.S. Warrants	Total
Balance as of January 1, 2019	$122,981,395	$1,200,773	$379,849	$1,160,531	$—	$125,722,548
Purchases (including PIK)	238,113,812	6,439,645	1,312,798	3,487,694	631,366	249,985,315
Sales and principal payments	(43,180,812)	—	(183,182)	—	—	(43,363,994)
Realized Gain (Loss)	(37,702)	—	120,448	—	—	82,746
Net Amortization of Premium/Discount	1,319,840	8,480	—	—	—	1,328,320
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(895,539)	(28,351)	(111,560)	213,622	—	(821,828)

Balance as of December 31, 2019	$318,300,994	$7,620,547	$1,518,353	$4,861,847	$631,366	$332,933,107

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(830,746)	$(28,351)	$(111,560)	$213,622	$—	$(757,035)

For the year ended December 31, 2019, there were no transfers to or from Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	Total
Balance as of January 1, 2018	$23,561,630	$—	$311,400	$—	$23,873,030
Purchases (including PIK)	115,019,854	1,200,773	62,735	1,160,531	117,443,893
Sales and principal payments	(15,791,044)	—	—	—	(15,791,044)
Realized Gain (Loss)	8,664	—	—	—	8,664
Net Amortization of Premium/Discount	258,651	660	—	—	259,311
Transfers In	—	—	—	—	—
Transfers Out	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(76,360)	(660)	5,714	—	(71,306)

Balance as of December 31, 2018	$122,981,395	$1,200,773	$379,849	$1,160,531	$125,722,548

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(77,132)	$(660)	$5,714	$—	$(72,078)

For the year ended December 31, 2018, there were no transfers to or from Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2019 and December 31, 2018, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$233,166,392	Market Yield Analysis	Market Yield	6.3%—11.7% (8.2%)	Decrease

	85,134,601	Recent Purchase	Purchase Price	N/A	N/A

2nd Lien/Junior Secured Debt	7,620,547	Market Yield Analysis	Market Yield	10.5%—11.0% (10.6%)	Decrease

U.S. Common Stock	1,117,827	Market Approach	EBITDA Multiple	5.0x—16.0x (10.3x)	Increase

	400,526	Recent Purchase	Purchase Price	N/A	N/A

	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input

U.S. Preferred Stock	1,374,166	Market Approach	EBITDA Multiple	13.6x	Increase

	2,573,089	Market Approach	Revenue Multiple	5.0x—12.7x (9.0x)	Increase

	914,592	Recent Purchase	Purchase Price	N/A	N/A

U.S. Warrants	27,511	Market Approach	Revenue Multiple	12.3x	Increase

	603,855	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$332,933,106

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31. 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:

1st Lien/Senior Secured Debt	$59,170,282	Market Yield Analysis	Market Yield	6.0%—15.5% (9.2%)	Decrease

	63,811,113	Recent Purchase	Purchase Price	N/A	N/A

2nd Lien/Junior Secured Debt	1,200,773	Recent Purchase	Purchase Price	N/A	N/A

Common Stock	317,114	Market Approach	EBITDA Multiple	12.5x	Increase

	62,735	Recent Purchase	Purchase Price	N/A	N/A

Preferred Stock	1,160,531	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$125,722,548

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2019 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$175,875,031	$178,195,723	$—	$—	$178,195,723
Class A-2A Senior Secured Notes	24,673,826	24,889,050	—	—	24,889,050
Class A-2B Senior Secured Notes	9,787,776	9,916,279	—	—	9,916,279

Total	$210,336,633	$213,001,052	$—	$—	$213,001,052

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $2,780,532 as of December 31, 2019 and are reflected on the consolidated statements of assets and liabilities.

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of December 31, 2019, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of December 31, 2019:

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$558,432	$(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	$961,256	$(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	$612,979	$(12,260)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(3,616)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$119,189	$(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	$194,118	$—
Captain D’s, Inc.	Revolver	12/15/2023	$60,466	$(604)
CutisPharma, Inc.	Revolver	3/21/2023	$482,932	$(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$1,810,522	$(17,562)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$158,064	$(3,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(2,537)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	$125,635	$(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	6/7/2023	$566,868	$(8,503)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(117,926)
Fuze, Inc.	Revolver	9/20/2024	$388,766	$(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(6,750)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$108,813	$(1,360)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	$2,365,584	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,179,466	$(77,243)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$64,919	$(1,136)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	$328,125	$(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$300,356	$(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$1,643,567	$(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	$161,139	$(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$—
Smile Brands, Inc.	Revolver	10/12/2023	$220,833	$—
Sugarcrm, Inc.	Revolver	7/31/2024	$310,244	$—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$27,828	$(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,865	$(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$656,005	$(11,480)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(20,803)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$6,659,893	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$4,535,600	$(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	$181,424	$(3,628)

Total 1st Lien/Senior Secured Debt			$71,406,720	$(1,007,901)

Total			$71,406,720	$(1,007,901)

The Fund had the following unfunded commitments by investment types as of December 31, 2018:

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
AEG Holding Company, Inc.	Delayed Draw Term Loan	11/20/2019	$1,083,629	$(21,673)
AEG Holding Company, Inc.	Revolver	11/20/2023	$216,726	$(4,335)
American Physician Partners LLC	Delayed Draw Term Loan	01/29/2020	$3,212,948	$(48,194)
American Physician Partners LLC	Revolver	12/21/2021	$347,466	$(5,212)
Analogic Corporation	Revolver	06/22/2023	$286,957	$(5,739)
Avetta, LLC	Delayed Draw Term Loan	04/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(4,944)
Businesssolver.com, Inc.	Delayed Draw Term Loan	05/15/2020	$291,176	$(5,824)
Businesssolver.com, Inc.	Revolver	05/15/2023	$194,118	$(3,882)
Caliper Software, Inc.	Revolver	11/30/2023	$281,636	$(4,225)
Captain D’s, Inc.	Revolver	12/15/2023	$112,481	$(1,125)
Dillon Logistics, Inc.	Revolver	12/11/2023	$225,550	$(3,404)
Drilling Info Holdings, Inc.	Delayed Draw Term Loan	07/30/2020	$233,718	$(1,461)
E2open LLC	Delayed Draw Term Loan	05/26/2020	$736,677	$(11,050)
E2open LLC	Revolver	11/26/2024	$311,365	$(4,670)
Engage2Excel, Inc.	Revolver	03/07/2023	$270,115	$(5,402)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(6,600)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Genesis Acquisition Co.	Delayed Draw Term Loan	07/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	07/31/2024	$202,400	$(4,048)
GHA Buyer, Inc.	Delayed Draw Term Loan	06/20/2020	$675,044	$(13,501)
GHA Buyer, Inc.	Revolver	10/22/2023	$202,513	$(4,050)
InSite Wireless Group, LLC	Revolver	03/15/2023	$197,231	$(2,958)
InSite Wireless Group, LLC	Term Loan	03/15/2021	$1,311,586	$(19,674)
Lucky Bucks, LLC	Delayed Draw Term Loan	04/09/2020	$556,562	$(9,740)
Maintech, Incorporated	Revolver	12/28/2022	$60,500	$(908)
Ministry Brands, LLC	Delayed Draw Term Loan	12/02/2022	$947,111	$(4,736)
Perforce Intermediate Holdings, LLC	Revolver	12/28/2022	$591,549	$(5,915)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/18/2020	$1,920,536	$(38,411)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$468,424	$(9,368)
Pivotal Payments, Inc.	Delayed Draw Term Loan	03/28/2020	$183,152	$(1,832)
Platinum Dermatology Partners, LLC	General Delayed Draw Term Loan Commitment	07/03/2019	$568,394	$(11,368)
Platinum Dermatology Partners, LLC	Revolver	01/03/2023	$498,592	$(9,972)
Qualifacts Corporation	Revolver	12/12/2022	$300,000	$(1,500)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$477,340	$(4,773)
Smile Brands, Inc.	Revolver	10/12/2023	$212,340	$(2,123)
Sugarcrm, Inc.	Revolver	07/31/2024	$232,683	$(4,072)
Swiftpage, Inc.	Revolver	06/13/2023	$225,317	$(4,506)
Theranest, LLC	Delayed Draw Term Loan	07/23/2020	$2,785,713	$(41,786)
Theranest, LLC	Revolver	07/23/2023	$428,571	$(8,571)
Trade Supplies Acquisition, LLC	Revolver	11/21/2023	$469,177	$(7,038)
TRGRP Acquisition Corp.	Revolver	11/01/2023	$333,333	$(6,667)
Tropical Smoothie Café, LLC	Revolver	09/24/2023	$96,435	$(964)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$(3,865)
Veriforce Holdings, LLC	Revolver	07/13/2023	$281,646	$(4,929)

Total 1st Lien/Senior Secured Debt			$26,559,120	$(403,025)

Total			$26,559,120	$(403,025)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At December 31, 2019 the Fund had total Capital Commitments of $397,620,551, of which 64% is unfunded. At December 31, 2018, we had total Capital Commitments of $308,504,110. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	For the year ended December 31, 2019		For the year ended December 31, 2018		For the year ended December 31, 2017
Quarter Ended	Shares	Amount	Shares	Amount	Shares	Amount
March 31	2,317,068	$23,125,308	599,421	$6,066,799	0	$0
June 30	1,784,087	$17,963,617	399,596	$4,001,001	2,400	$24,000
September 30	1,795,822	$17,967,810	1,577,979	$15,912,791	0	$0
December 31	2,011,640	$19,880,531	1,267,864	$12,566,810	2,417,361	$24,189,267

Total capital drawdowns	7,908,617	$78,937,266	3,844,860	$38,547,401	2,419,761	$24,213,267

Distributions

The following tables reflect the distributions declared on shares of the Fund’s common stock during the years ended December 31, 2019 and December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2019	3/27/2019	4/25/2019	$0.15	$1,057,242
6/28/2019	6/28/2019	7/19/2019	$0.16	$1,690,999
9/25/2019	9/26/2019	10/30/2019	$0.13	$1,674,929
12/27/2019	12/27/2019	1/30/2020	$0.17	$2,119,822

				$6,542,992

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	$0.25	$759,327
9/27/2018	9/27/2018	9/28/2018	$0.12	$625,565
12/27/2018	12/27/2018	1/29/2019	$0.18	$911,332

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

The following tables summarize shares distributed pursuant to the DRIP during the years ended December 31, 2019 and December 31, 2018 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2019	3/27/2019	3/29/2019	58,319	$581,297
6/28/2019	6/28/2019	6/28/2019	91,975	$915,804
9/25/2019	9/26/2019	9/30/2019	91,341	$907,002
12/27/2019	12/27/2019	12/31/2019	116,815	$1,154,989

			358,450	$3,559,092

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	42,390	$424,430
9/27/2018	9/27/2018	9/28/2018	34,652	$347,908
12/27/2018	12/27/2018	12/31/2018	51,184	$507,333

			128,226	$1,279,671

There were no shares distributed pursuant to the DRIP during the year ended December 31, 2017.

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

The following table summarizes shares repurchased during the year ended December 31, 2019:

Tender Period	Payment Date	Shares	Dollar Amount	Average Price Paid Per Share(1)
2/22/2019—3/26/2019	3/28/2019	7,331	$72,668	$9.91
5/17/2019—6/25/2019	6/28/2019	7,529	$75,042	$9.97
8/16/2019—9/25/2019	9/25/2019	8,478	$84,413	$9.95

		23,338	$232,123

(1)	Per share price disclosed in this column is the actual price at which each share was repurchased.

The following table summarizes shares repurchased during the year ended December 31, 2018:

Tender Period	Payment Date	Shares	Dollar Amount	Average Price Paid Per Share(1)
11/27/2018—12/27/2018	12/28/2018	6,785	$68,122	$10.04

		6,785	$68,122

(1)	Per share price disclosed in this column is the actual price at which each share was repurchased.

There were no shares repurchased during the year ended December 31, 2017.

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017*
Net increase (decrease) in net assets from operations	$5,567,442	$1,578,601	$43,016
Weighted average common shares outstanding	$10,024,619	$3,718,757	$1,221,797
Earnings per common share-basic and diluted	$0.56	$0.42	$0.04

*	The Fund completed its Initial Closing and commenced operations on November 15, 2017.

9. Tax Information

The tax character of distributions during the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Distributions paid from: Ordinary Income	$6,505,658	$2,296,224	$ —
Net Long-Term Capital Gains	$37,334	$—	$ —
Total Taxable Distributions	$6,542,992	$2,296,224	$ —

As of December 31, 2019, December 31, 2018 and December 31, 2017 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Undistributed Ordinary Income – Net	$168,243	$48,384	$59,669
Undistributed Long-Term Income – Net	$—	$1,311	$—
Total Undistributed Earnings	$168,243	$49,695	$59,669
Capital Loss Carryforward	$—	$—	$—
Unrealized Earnings (Losses) – Net	$(1,848,420)	$(677,969)	$(4,246)
Total Accumulated Earnings (Losses)—Net	$(1,680,177)	$(628,274)	$(55,423)

There is no difference between GAAP-basis and tax basis unrealized gains (losses).

In order to present certain components of the Fund’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Fund’s accounts. These reclassifications have no impact on the NAV of the Fund and result primarily from the re-designation of dividends, the tax treatment of fee income and activity from the wholly-owned taxable subsidiaries.

	December 31, 2019	December 31, 2018	December 31, 2017
Paid-in capital in excess of par	$76,353	$(33,926)	$(12,407)
Accumulated undistributed net investment income	$(654,027)	$(6,255)	$12,407
Accumulated net realized gain (loss)	$577,674	$40,181	$—

The Fund has two wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one investment listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Fund’s consolidated financial statements reflect the Fund’s investments in the portfolio companies owned by the Taxable Subsidiaries.

The purpose of the Taxable Subsidiaries is to permit the Fund to hold certain portfolio companies that are organized as pass-through entities and still satisfy the RIC tax compliance requirements. The net investment income and capital gains and losses from the pass-through entities is taxed to the Taxable Subsidiaries and does not flow through to the RIC.

The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Fund’s consolidated statements of operations.

Additionally, any net unrealized appreciation or depreciation related to portfolio investments held by the Taxable Subsidiaries is reflected net of applicable federal and state income taxes in the Fund’s consolidated statements of operations, with the related deferred tax liabilities presented in the Fund’s consolidated statements of assets and liabilities.

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017*
Per Share Data:(1)
Net asset value, beginning of period	$9.91	$10.02	$10.00
Net investment income (loss)	0.66	0.61	0.04
Net realized and unrealized gains (losses) on investments	(0.08)	(0.17)	(0.02)

Net increase (decrease) in net assets resulting from operations	0.58	0.44	0.02

Distributions to shareholders(2)	(0.61)	(0.55)	0.00

Net asset value, end of period	$9.88	$9.91	$10.02
Shares outstanding, end of period	14,627,401	6,383,672	2,417,371
Total return at net asset value before incentive fees(3)	6.29%	4.73%	—	%(4)
Total return at net asset value after incentive fees(3)	5.89%	4.42%	0.20	%(4)

Ratio/Supplemental Data:
Net assets, end of period	$144,562,395	$63,273,710	$24,232,383
Ratio of total expenses to weighted average net assets	16.24%	14.78%	20.46	%(5)
Ratio of net expenses to weighted average net assets(6)	14.33%	8.62%	0.89	%(5)
Ratio of net investment income (loss) before waivers to weighted average net assets	4.38%	(0.48)%	(15.39	)%(5)
Ratio of net investment income (loss) after waivers to weighted average net assets(6)	6.28%	5.68%	4.18	%(5)
Ratio of interest and credit facility expenses to weighted average net assets	8.03%	4.37%	2.35	%(5)
Ratio of incentive fees to weighted average net assets(7)	0.93%	0.58%	—
Portfolio turnover rate	17.83%	24.47%	—	(4)
Asset coverage ratio(8)	163%	172%	203%

*	The Fund completed its Initial Closing and commenced operations on November 15, 2017.
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(4)	Not annualized.
(5)	Annualized, except for professional fees, directors’ fees, incentive fees and organizational and offering costs.
(6)

For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser also reimbursed the Fund for operating expenses exceeding the percentage limit as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the voluntarily waived expenses of 1.58%, 0.40% and 0.88% for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 respectively.

(7)	Ratio of incentive fees to weighted average net assets calculated before the voluntary waiver of incentive fees by the Adviser.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

11. Selected Quarterly Data (Unaudited)

	Quarter Ended March 31, 2019	Quarter Ended June 30, 2019	Quarter Ended September 30, 2019	Quarter Ended December 31, 2019
Total investment income	$3,428,832	$5,340,801	$5,859,037	$7,106,197

Total expenses	2,698,387	4,302,408	4,700,091	5,420,236
Reimbursement payments to Adviser	—	—	—	107,841
Waived collateral management fees	—	(325,809)	(367,534)	(463,076)
Waived management fees	(63,171)	(67,927)	(60,261)	(189,342)
Waived incentive fees	(76,072)	—	(56,255)	—

Net expenses	2,402,726	3,649,409	4,184,166	4,875,659

Net investment income before taxes	1,026,106	1,691,392	1,674,871	2,230,538

Net investment income after taxes	1,026,106	1,691,392	1,674,871	2,230,538

Net realized and unrealized gains (losses)	356,253	(321,200)	(393,328)	(697,190)

Net increase in net assets resulting from operations	$1,382,359	$1,370,192	$1,281,543	$1,533,348

Net investment income per share (basic and diluted)	$0.15	$0.18	$0.15	$0.18

Earnings per share (basic and diluted)	$0.20	$0.15	$0.11	$0.12

Weighted average shares outstanding	6,914,873	9,360,422	11,226,276	12,522,082

Distributions declared per share	$0.15	$0.16	$0.13	$0.17

Net asset value per share	$9.97	$9.95	$9.93	$9.88

	Quarter Ended March 31, 2018	Quarter Ended June 30, 2018	Quarter Ended September 30, 2018	Quarter Ended December 31, 2018
Total investment income	$608,490	$998,748	$1,584,355	$2,535,828

Total expenses	864,396	1,657,993	1,493,479	1,905,044
Expense reimbursement from Adviser	(503,592)	(1,086,482)	(462,465)	(254,742)
Waived management fees	(12,453)	(24,837)	(39,913)	(50,659)
Waived incentive fees	—	—	(32,302)	—

Net expenses	348,351	546,674	958,799	1,599,643

Net investment income before taxes	260,139	452,074	625,556	936,185
Excise tax expense	3	—	—	—

Net investment income after taxes	260,136	452,074	625,556	936,185
Net realized and unrealized gains (losses)	(26,039)	(20,132)	25,402	(674,581)

Net increase in net assets resulting from operations	$234,097	$431,942	$650,958	$261,604

Net investment income per share (basic and diluted)	$0.11	$0.14	$0.15	$0.18

Earnings per share (basic and diluted)	$0.10	$0.14	$0.16	$0.05

Weighted average shares outstanding	2,424,032	3,162,502	4,168,629	5,085,673

Distributions declared per share	$—	$0.25	$0.12	$0.18

Net asset value per share	$10.12	$10.01	$10.04	$9.91

12. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the financial statements other than those described below.

In January 2020, the Adviser, in its sole discretion, agreed to irrevocably waive management fees and bear certain expenses, in addition to the waiver and reimbursement arrangements disclosed throughout the notes to the consolidated financial statements and presented on the consolidated statement of operations, to the extent necessary to limit total expenses other than the incentive fees that are borne by stockholders, in an amount equal to $1,053,695.

In February 2020, we and an affiliate of Abbott Capital Management, LLC (“Abbott”) made capital contributions to, and became members of, ABPCIC Equity Holdings, LLC, a Delaware limited liability company and a special purpose vehicle designed to invest in private equity investments sourced by Abbott (“ABPCIC Equity Holdings”). ABPCIC Equity Holdings is a consolidated subsidiary of the Fund.

On March 18, 2020, the Fund delivered a capital call notice to its investors relating to the sale of its Shares for an aggregate offering price of $41,844,852. The sale is expected to close on or around April 1, 2020, as reported in the Fund’s Current Report on Form 8-K filed on March 20, 2020.

The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. The operational and financial performance of the portfolio companies in which we make investments depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the valuation of our investments and results of our operations.