Form 10-Q
period 2020-03-31
AB Private Credit Investors Corp
filed 2020-06-03
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 19,729,142.943 shares of common stock, $0.01 par value per share, outstanding as of June 3, 2020.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2020

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of March 31, 2020 (Unaudited)	As of December 31, 2019
Assets
Investments, at fair value (amortized cost of $391,572,934 and $346,873,740, respectively)	$370,688,284	$345,025,318
Cash and cash equivalents	16,251,625	14,931,791
Receivable for fund shares	41,873,602	19,909,278
Interest receivable	1,609,436	1,849,816
Receivable for investments sold	74,494	286,935
Deferred financing costs	46,313	64,959
Prepaid expenses	44,568	112,166

Total assets	$430,588,322	$382,180,263

Liabilities
Notes payable (net of unamortized discount of $29,882 and $32,835, respectively and debt issuance costs of $2,405,817 and $2,780,532, respectively)	$210,714,301	$210,336,633
Credit facility payable	43,000,000	19,500,000
Interest and borrowings expenses payable	1,765,221	3,412,567
Distribution payable	1,619,867	964,833
Incentive fee payable	1,331,530	1,049,291
Management fees payable	1,147,126	1,053,696
Professional fees payable	917,012	650,840
Payable to Adviser	476,585	355,255
Administrator and custodian fees payable	132,404	260,061
Accrued expenses and other liabilities	98,774	—
Directors’ fees payable	50,000	—
Miscellaneous payable	25,295	25,295
Transfer agent fees payable	20,155	9,397

Total liabilities	$261,298,270	$237,617,868

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 19,729,143 and 14,627,401 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	197,291	146,274
Paid-in capital in excess of par value	189,821,799	146,096,298
Distributable earnings (accumulated loss)	(20,729,038)	(1,680,177)

Total net assets	$169,290,052	$144,562,395

Total liabilities and net assets	$430,588,322	$382,180,263

Net asset value per share	$8.58	$9.88

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income, net of amortization/accretion	$7,052,300	$3,400,195
Payment-in-kind interest	206,351	28,637
Other fee income	182,600	—

Total investment income	7,441,251	3,428,832

Expenses:
Interest and borrowing expenses	2,568,667	1,409,152
Management fees	1,352,351	615,859
Income-based incentive fee	769,023	106,087
Professional fees	547,269	342,361
Collateral management fees	459,059	—
Administration and custodian fees	91,783	65,825
Directors’ fees	50,000	37,500
Insurance expenses	67,596	61,027
Transfer agent fees	10,758	4,662
Other expenses	235,122	55,914

Total expenses	6,151,628	2,698,387
Waived collateral management fees	(459,059)	—
Expense reimbursement from Adviser	(89,757)	(156,418)
Waived management fees	(1,227,046)	(63,171)
Waived incentive fees	(486,784)	(76,072)

Net expenses	3,888,982	2,402,726

Net investment income before taxes	3,552,269	1,026,106

Excise tax expense	—	—

Net investment income	3,552,269	1,026,106

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	(13,369)	(1,754)
Net change in unrealized appreciation (depreciation) on investments	(19,036,228)	358,007

Net realized and change in unrealized gains (losses) on investment transactions	(19,049,597)	356,253

Net increase (decrease) in net assets resulting from operations	$(15,497,328)	$1,382,359

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.24	$0.15
Earnings per share (basic and diluted):	$(1.06)	$0.20
Weighted average shares outstanding:	14,683,464	6,914,873

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$144,562,395
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,552,269	3,552,269
Net realized gain (loss) on investments	—	—	—	(13,369)	(13,369)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(19,036,228)	(19,036,228)
Capital transactions:
Issuance of common stock	4,876,625	48,766	41,796,086	—	41,844,852
Issuance of common shares pursuant to distribution reinvestment plan	225,117	2,251	1,929,415	—	1,931,666
Repurchase of common stock	—	—	—	—	—
Distributions to stockholders	—	—	—	(3,551,533)	(3,551,533)

Total increase (decrease) for the three months ended March 31, 2020	5,101,742	51,017	43,725,501	(19,048,861)	24,727,657

Net assets at March 31, 2020	19,729,143	$197,291	$189,821,799	$(20,729,038)	$169,290,052

Distributions declared per share	—	$—	$—	$0.24	$0.24

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$63,273,710
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,026,106	1,026,106
Net realized gain (loss) on investments	—	—	—	(1,754)	(1,754)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	358,007	358,007
Capital transactions:
Issuance of common stock	2,317,068	23,171	23,102,137	—	23,125,308
Issuance of common shares pursuant to distribution reinvestment plan	58,319	583	580,714	—	581,297
Repurchase of common stock	(7,331)	(74)	(72,594)	—	(72,668)
Distributions to stockholders	—	—	—	(1,057,242)	(1,057,242)

Total increase (decrease) for the three months ended March 31, 2019	2,368,056	23,680	23,610,257	325,117	23,959,054

Net assets at March 31, 2019	8,751,728	$87,517	$87,448,404	$(303,157)	$87,232,764

Distributions declared per share	—	$—	$—	$0.15	$0.15

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(15,497,328)	$1,382,359

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(57,511,820)	(60,724,441)
Payment-in-kind investments	(206,351)	(28,637)
Proceeds from sales of investments and principal repayments	13,458,168	2,479,560
Net realized (gain) loss on investments	13,369	1,754
Net change in unrealized (appreciation) depreciation on investments	19,036,228	(358,007)
Amortization of premium and (accretion) of discount, net	(452,560)	(124,006)
Amortization of debt issuance and deferred financing costs	396,314	142,897

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	212,441	(66,507)
(Increase) decrease in interest receivable	240,380	(352,249)
(Increase) decrease in prepaid expenses	67,598	61,027
Increase (decrease) in investments purchased payable	—	136,194
Increase (decrease) in management fees payable	93,430	552,688
Increase (decrease) in payable to Adviser	121,330	(87,581)
Increase (decrease) in administrator and custodian fees payable	(127,657)	(69,439)
Increase (decrease) in professional fees payable	266,172	134,064
Increase (decrease) in incentive fees payable	282,239	30,015
Increase (decrease) in directors’ fees payable	50,000	34,500
Increase (decrease) in transfer agent fees payable	10,758	4,663
Increase (decrease) in interest and borrowings expenses payable	(1,647,346)	702,105
Increase (decrease) in accrued expenses and other liabilities	98,774	10,710

Net cash provided by (used for) operating activities	(41,095,861)	(56,138,331)

Cash flows from financing activities
Issuance of common stock	19,880,528	20,266,912
Repurchase of common stock	—	(72,668)
Distributions paid	(964,833)	(403,998)
Financing costs paid	—	(899,946)
Borrowings on credit facility	56,000,000	144,000,000
Repayments of credit facility	(32,500,000)	(90,200,000)

Net cash provided by (used for) financing activities	42,415,695	72,690,300

Net increase (decrease) in cash	1,319,834	16,551,969
Cash and cash equivalents, beginning of period	14,931,791	2,510,208

Cash and cash equivalents, end of period	$16,251,625	$19,062,177

Supplemental and non-cash financing activities
Cash paid during the period for interest	$3,787,866	$528,010
Issuance of common shares pursuant to distribution reinvestment plan	$1,931,666	$581,297

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2020

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value —218.97% + * # ^

U.S. Corporate Debt —213.17%

1st Lien/Senior Secured Debt —208.82%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.81% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,682,293	$4,637,733	$4,495,001
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	5.24% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,391,099	3,126,284
BEP Borrower Holdco, LLC(2) (3)	Business Services	Revolver	5.24% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(5,436)	(38,649)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan B	5.24% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(21,683)	(219,012)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan A	5.24% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(10,842)	(109,506)
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,608,636	5,560,183	5,356,248
Metametrics, Inc.(1)	Business Services	Term Loan	7.20% (L + 5.75%; 1.00% Floor)	09/10/2025	5,889,296	5,780,306	5,594,831
Metametrics, Inc.(2)	Business Services	Revolver	7.20% (L + 5.75%; 1.00% Floor)	09/10/2025	434,122	422,287	401,563
Quirch Foods Holdings, LLC(1)	Business Services	Term Loan B	6.93% (L + 6.00%)	12/19/2025	2,112,200	2,093,820	2,027,712
Single Digits, Inc.(1)	Business Services	Term Loan	7.46% (L + 6.00%; 1.00% Floor)	12/21/2023	3,287,566	3,260,548	3,024,560
Single Digits, Inc.(2) (3)	Business Services	Revolver	7.46% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(3,110)	(33,292)
Single Digits, Inc.(2) (3)	Business Services	Delayed Draw Term Loan	7.46% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(7,777)	(83,230)
Smile Brands, Inc.(1)	Business Services	Term Loan	6.28% (L + 4.50%)	10/12/2024	1,635,547	1,622,871	1,545,592
Smile Brands, Inc.(2)	Business Services	Revolver	6.75% (P + 3.50%)	10/12/2023	225,363	223,546	211,349
Smile Brands, Inc.(2)	Business Services	Delayed Draw Term Loan	6.28% (L + 4.50%)	10/12/2024	482,126	477,274	447,247
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.64% (L + 5.50%; 1.00% Floor)	11/08/2024	1,656,068	1,640,917	1,548,424
Blink Holdings, Inc.(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.77% (L + 5.50%; 1.00% Floor)	11/08/2024	824,456	810,306	730,439
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.57% (L + 5.50%; 1.00% Floor)	11/08/2024	1,184,620	1,173,757	1,107,619
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	2,015,002	2,001,600	1,793,352
Captain D’s, Inc.(2)	Consumer Non-Cyclical	Revolver	6.75% (P + 3.50%; 1.00% Floor)	12/15/2023	145,851	144,552	124,278
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	5.70% (L + 4.25%)	12/08/2025	2,423,183	2,392,545	2,120,285
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.45% (L + 5.00%)	07/11/2025	2,027,105	2,008,798	1,824,394
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.12% (L + 5.00%)	07/11/2025	120,143	116,938	84,100
Tropical Smoothie Cafe, LLC(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/24/2023	1,336,588	1,326,849	1,303,173
Tropical Smoothie Cafe, LLC	Consumer Non-Cyclical	Revolver	6.50% (L + 5.50%; 1.00% Floor)	09/24/2023	135,009	134,028	131,634
Tropical Smoothie Cafe, LLC(1) (2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/24/2023	7,698,435	7,626,577	7,505,464
5 Bars, LLC(1)	Digital Infrastructure & Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/27/2024	4,742,121	4,677,270	4,623,568
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(8,720)	(16,166)
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(46,509)	(86,220)
Ahead Data Blue, LLC(1)	Digital Infrastructure & Services	Term Loan	6.20% (L + 4.75%; 1.00% Floor)	11/08/2024	5,419,884	5,318,877	5,203,088
Ahead Data Blue, LLC(2)	Digital Infrastructure & Services	Revolver	7.00% (P + 3.75%; 1.00% Floor)	11/08/2024	443,657	425,932	405,207

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
D1 Holdings LLC	Digital Infrastructure & Services	Note	7.00%	06/26/2020	32,804	32,804	—
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,617,196	6,526,536	6,418,680
EvolveIP, LLC(2)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	113,374	105,695	96,368
EvolveIP, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(10,246)	(22,675)
Fuze, Inc.(1)	Digital Infrastructure & Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/20/2024	11,015,029	10,965,679	10,857,514
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Revolver	7.25% (L+ 6.25%; 1.00% Floor)	09/20/2024	—	(5,798)	(18,531)
Fuze, Inc.(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.79% (L + 6.25%; 1.00% Floor)	09/20/2024	777,531	194,636	766,905
InSite Wireless Group, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	5.38% (L + 4.61%; 0.50% Floor)	03/15/2023	10,210,781	10,087,339	10,048,118
InSite Wireless Group, LLC	Digital Infrastructure & Services	Revolver	5.38% (L + 4.61%; 0.50% Floor)	03/15/2023	460,172	455,435	454,419
Star2star Communications, LLC(1)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	5,444,894	5,336,539	5,335,996
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(19,025)	(19,217)
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	$—	$(12,683)	$(12,812)
AEG Holding Company, Inc.(1)	Education	Term Loan	7.08% (L + 6.00%; 1.00% Floor)	11/20/2023	6,090,673	6,011,995	5,816,593
AEG Holding Company, Inc.(1)	Education	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	11/20/2023	1,871,541	1,839,991	1,787,322
AEG Holding Company, Inc.	Education	Revolver	7.00% (L + 6.00%; 1.00% Floor)	11/20/2023	1,116,864	1,101,185	1,066,606
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	11/20/2023	1,075,502	1,062,110	1,027,104
Accelerate Resources Operating, LLC	Energy	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	02/24/2026	4,977,171	4,879,252	4,355,025
Accelerate Resources Operating, LLC(2) (3)	Energy	Revolver	7.00% (L + 6.00%; 1.00% Floor)	02/24/2026	—	(8,160)	(51,846)
Accelerate Resources Operating, LLC(2) (3)	Energy	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	02/24/2026	—	(57,119)	(362,919)
BCP Raptor II, LLC(1)	Energy	Term Loan	5.74% (L + 4.75%)	11/03/2025	5,697,857	5,696,961	4,301,882
Brazos Delaware II, LLC(1)	Energy	Term Loan B	4.92% (L + 4.00%)	05/21/2025	4,034,893	3,943,343	2,824,425
Nine Point Energy, LLC(1)	Energy	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	4,921,875	4,836,347	4,085,156
Nine Point Energy, LLC(1)	Energy	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	328,125	322,517	272,344
Nine Point Energy, LLC(1) (2)	Energy	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	437,500	407,847	336,875
Higginbotham Insurance Agency, Inc.	Financial Services	Incremental Term Loan	5.25% (L + 4.25%, 1.00% Floor)	12/19/2024	3,404,667	3,371,933	3,276,992
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	7.95% (L + 6.50%; 1.00% Floor)	12/21/2021	1,189,788	1,180,137	1,142,197
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	7.95% (L + 6.50%; 1.00% Floor)	12/21/2021	5,498,506	5,447,151	5,278,566
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	7.95% (L + 6.50%; 1.00% Floor)	12/21/2021	346,322	342,460	328,562
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.95% (L + 6.50%; 1.00% Floor)	12/21/2021	1,037,754	1,028,688	996,243
Analogic Corporation(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,133,542	2,103,630	2,026,865
Analogic Corporation(2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	18,333	15,710	7,639
BK Medical Holding Company, Inc.	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	3,002,838	2,974,096	2,882,724
BK Medical Holding Company, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(3,038)	(12,869)
CutisPharma, Inc.(1)	Healthcare & HCIT	Term Loan	6.84% (L + 5.25%; 1.00% Floor)	03/21/2023	7,292,268	7,190,658	7,073,500
CutisPharma, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.84% (L + 5.25%; 1.00% Floor)	03/21/2023	—	(6,553)	(14,488)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
CutisPharma, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	6.84% (L + 5.25%; 1.00% Floor)	03/21/2023	—	(6,553)	(14,488)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2024	4,299,211	4,228,711	3,288,896
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/21/2024	526,880	518,399	403,063
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(65,360)	(1,238,167)
Ethos Veterinary Health LLC(1)	Healthcare & HCIT	Term Loan	5.99% (L + 5.00%)	05/15/2026	2,309,120	2,288,131	2,124,391
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	5.99% (L + 5.00%)	05/15/2026	1,067,934	1,049,318	915,372
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	6.95% (L + 5.50%; 1.00% Floor)	10/23/2023	1,993,069	1,963,370	1,893,415
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	6.95% (L + 5.50%; 1.00% Floor)	10/23/2023	569,488	558,578	541,014
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.95% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(2,899)	(10,126)
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	6.95% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(4,844)	(27,002)
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	6.95% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,426)	(22,837)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	10.28% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2025	8,636,935	8,526,212	7,859,611
INH Buyer, Inc.(2)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%; 1.00% Floor)	01/31/2024	109,791	107,391	91,264
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	3,765,523	3,685,802	3,614,902
OMH-HealthEdge Holdings, LLC(2) (3)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(9,438)	(18,349)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.95% (L + 4.50%; 1.00% Floor)	08/02/2024	5,399,670	5,351,008	5,075,690
Pace Health Companies, LLC(2)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	533,430	527,951	496,429
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	5.32% (L + 4.25%; 1.00% Floor)	05/18/2023	6,314,350	6,210,668	5,809,202
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Revolver	5.37% (L + 4.25%; 1.00% Floor)	05/18/2023	322,749	318,676	296,929
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	5.37% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(53,858)	(263,091)
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Term Loan	8.03% (L + 6.25%; 1.00% Floor)	12/31/2022	4,247,838	4,208,129	4,162,881
Pinnacle Treatment Centers, Inc.(4)	Healthcare & HCIT	Revolver	8.25% (P + 5.00%; 1.00% Floor)	12/31/2022	292,954	290,136	287,095
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	8.25% (P + 5.00%; 1.00% Floor)	12/31/2022	—	(4,107)	(10,253)
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	8.10% (L + 4.00%; 2.25% PIK, 1.00% Floor)	01/03/2023	$3,147,110	$3,110,731	$2,407,539
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	8.50% (P + 3.00%; 2.25% PIK, 1.00% Floor)	01/03/2023	1,970,427	1,947,512	1,507,376
Platinum Dermatology Partners, LLC(5)	Healthcare & HCIT	Revolver	8.50% (P + 3.00%; 2.25% PIK, 1.00% Floor)	01/03/2023	500,683	494,966	383,023
Platinum Dermatology Partners, LLC(6)	Healthcare & HCIT	General Delayed Draw Term Loan	8.20% (L + 4.00%; 2.25% PIK, 1.00% Floor)	01/03/2023	1,430,469	1,414,213	1,094,309
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	6.20% (L + 4.75%; 1.00% Floor)	06/09/2025	3,964,703	3,929,569	3,746,645
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	4,981,325	4,901,591	4,794,525
The Center for Orthopedic and Research Excellence, Inc.	Healthcare & HCIT	Revolver	6.33% (L + 5.25%; 1.00% Floor)	08/15/2025	690,532	679,592	664,637
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	6.33% (L + 5.25%; 1.00% Floor)	08/15/2025	—	(13,572)	(49,632)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.81% (L + 5.00%; 1.00% Floor)	07/24/2023	2,992,500	2,950,912	2,902,725
Theranest, LLC	Healthcare & HCIT	Revolver	7.25% (P + 4.00%; 1.00% Floor)	07/24/2023	428,571	422,853	415,714
Theranest, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.81% (L + 5.00%; 1.00% Floor)	07/24/2023	1,613,143	1,579,374	1,536,943
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/08/2025	2,714,557	2,663,290	2,592,402
ZBS Alliance Animal Health, LLC	Healthcare & HCIT	Revolver	5.75% (L + 4.75%; 1.00% Floor)	11/08/2025	680,340	667,523	649,725
ZBS Alliance Animal Health, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/08/2025	2,095,447	2,010,619	1,891,345
RxBenefits, Inc.(1)	Pharmaceutical	Term Loan A	6.58% (L + 5.00%; 1.00% Floor)	03/28/2025	5,763,430	5,763,430	5,475,259
RxBenefits, Inc.(2)	Pharmaceutical	Revolver	6.00% (L + 5.00%; 1.00% Floor)	03/29/2024	469,151	464,531	440,363
AMI US Holdings, Inc.(1)	Software & Services	Term Loan	6.34% (L + 5.25%; 1.00% Floor)	04/01/2025	8,235,807	8,093,648	7,947,554
AMI US Holdings, Inc.(2)	Software & Services	Revolver	6.39% (L + 5.25%; 1.00% Floor)	04/01/2024	1,007,037	989,120	968,725
Avetta, LLC(1)	Software & Services	Term Loan	6.82% (L + 5.75%; 1.00% Floor)	04/10/2024	3,278,775	3,202,758	3,164,018
Avetta, LLC(2) (3)	Software & Services	Revolver	6.82% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(6,687)	(17,304)
Avetta, LLC(1)	Software & Services	Incremental Term Loan B	6.82% (L + 5.75%; 1.00% Floor)	04/10/2024	4,315,915	4,242,622	4,164,858
Avetta, LLC(2) (3)	Software & Services	Delayed Draw Term Loan	6.82% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(10,480)	—
Businesssolver.com, Inc.	Software & Services	Term Loan	8.81% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,362,730	1,337,911
Businesssolver.com, Inc.(1)	Software & Services	Term Loan	9.19% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,553,710	2,491,176
Businesssolver.com, Inc.(2) (3)	Software & Services	Revolver	9.19% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(4,117)	(12,132)
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	9.19% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,254	373,676
Degreed, Inc.(1)	Software & Services	Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,208,906	2,189,784
Degreed, Inc.	Software & Services	Revolver	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	417,813	414,320	410,585
Degreed, Inc.	Software & Services	Delayed Draw Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,924,689	2,853,263	2,874,092
Dispatch Track, LLC(1)	Software & Services	Term Loan	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,953,108	5,736,663
Dispatch Track, LLC(2)	Software & Services	Revolver	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	132,849	128,575	117,753
Drilling Info Holdings, Inc.(1)	Software & Services	Term Loan	5.24% (L + 4.25%)	07/30/2025	3,386,643	3,374,308	3,149,578
E2open LLC(1)	Software & Services	Term Loan	7.36% (L + 5.75%; 1.00% Floor)	11/26/2024	4,932,505	4,872,158	4,611,892
E2open LLC(2)	Software & Services	Revolver	6.95% (L + 5.75%; 1.00% Floor)	11/26/2024	155,682	152,044	135,444
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.42% (L + 6.50%; 1.00% Floor)	03/07/2023	1,027,882	1,011,702	914,815
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.40% (L + 6.50%; 1.00% Floor)	03/07/2023	2,962,633	2,923,106	2,636,743
Engage2Excel, Inc.(1) (2) (7)	Software & Services	Revolver	7.71% (L + 6.50%; 1.00% Floor)	03/07/2023	257,552	253,005	216,092
Engage2Excel, Inc.(2) (3)	Software & Services	Delayed Draw Term Loan	8.75% (P + 5.50%; 1.00% Floor)	03/07/2023	—	(5,056)	(66,449)
EnterpriseDB Corporation(1)	Software & Services	Term Loan	6.50% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	7,844,102	7,708,704	7,706,831
EnterpriseDB Corporation(2) (3)	Software & Services	Revolver	6.50% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	—	(11,797)	(12,186)
Exterro, Inc.(1)	Software & Services	Term Loan	6.76% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,703,908	5,780,077
Exterro, Inc.	Software & Services	Revolver	7.75% (P + 4.50%; 1.00% Floor)	05/31/2024	330,000	325,357	328,350
Exterro, Inc.(1)	Software & Services	Initial Term Loan	6.76% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,755,165	2,779,483
Finalsite Holdings, Inc.(1)	Software & Services	Term Loan	7.28% (L + 5.50%; 1.00% Floor)	09/25/2024	3,324,594	3,278,954	3,224,856
Finalsite Holdings, Inc.(2) (3)	Software & Services	Revolver	7.75% (P + 4.50%; 1.00% Floor)	09/25/2024	—	(3,327)	(7,594)
Genesis Acquisition Co.(1)	Software & Services	Term Loan	5.20% (L + 3.75%)	07/31/2024	1,359,260	1,338,765	1,247,121
Genesis Acquisition Co.	Software & Services	Revolver	4.73% (L + 3.75%)	07/31/2024	202,400	199,435	185,702
Genesis Acquisition Co.(2) (3)	Software & Services	Delayed Draw Term Loan	4.74% (L + 3.75%)	07/31/2024	—	(2,656)	(26,424)
GS AcquisitionCo, Inc.(1)	Software & Services	Term Loan	6.83% (L + 5.75%; 1.00% Floor)	05/24/2024	3,553,584	3,513,527	3,429,208
GS AcquisitionCo, Inc.(2)	Software & Services	Second Supplemental Delayed Draw Term Loan	6.83% (L + 5.75%; 1.00% Floor)	05/24/2024	1,149,970	1,135,849	1,081,288
GS AcquisitionCo, Inc.(2)	Software & Services	Revolver	6.83% (L + 5.75%; 1.00% Floor)	05/24/2024	218,809	214,527	205,407
Kaseya Inc.(1) (8)	Software & Services	Term Loan	8.09% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	4,844,900	4,800,677	4,687,441
Kaseya Inc.(2) (8)	Software & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	372,230	369,014	360,011

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Kaseya Inc.(2) (8)	Software & Services	Delayed Draw Term Loan	8.09% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	$70,128	$64,905	$57,337
Kaseya Inc.(2) (3) (8)	Software & Services	Delayed Draw Term Loan	8.09% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	—	(2,286)	(5,939)
Ministry Brands, LLC(1)	Software & Services	Term Loan	5.62% (L + 4.00%; 1.00% Floor)	12/02/2022	3,136,744	3,127,383	3,058,325
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	5.62% (L + 4.00%; 1.00% Floor)	12/02/2022	655,979	654,010	639,579
Real Capital Analytics, Inc.(1)	Software & Services	Term Loan	6.91% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,840,938	4,765,915
Real Capital Analytics, Inc.(2)	Software & Services	Revolver	6.32% (L + 5.00%, 1.00% Floor)	10/02/2024	555,792	552,635	541,897
Real Capital Analytics, Inc.(1)	Software & Services	First Supplemental Term Loan	6.91% (L + 5.00%, 1.00% Floor)	10/02/2024	3,019,297	3,005,101	2,958,911
Selligent, Inc.(15)	Software & Services	Term Loan	6.96% (L + 5.50%; 1.00% Floor)	11/05/2024	1,902,253	1,879,343	1,845,186
Selligent, Inc.(2) (3) (15)	Software & Services	Revolver	6.96% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,174)	(6,020)
Sirsi Corporation(1)	Software & Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	8,908,313	8,796,304	8,551,981
Sirsi Corporation(2) (9)	Software & Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	110,748	104,042	88,599
Smartlinx Solutions, LLC(1)	Software & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,779,256	5,664,318	5,620,327
Smartlinx Solutions, LLC(2) (3)	Software & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(5,131)	(14,286)
Sugarcrm, Inc.(1)	Software & Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	3,600,024	3,550,598	3,573,024
Sugarcrm, Inc.	Software & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	310,244	306,236	307,917
Summit Infrastructure Group, Inc.(1)	Software & Services	Term Loan	5.20% (L + 4.00%; 1.00% Floor)	03/15/2024	7,003,611	6,886,326	7,003,611
Summit Infrastructure Group, Inc.(2) (3)	Software & Services	Revolver	5.20% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(8,963)	—
Summit Infrastructure Group, Inc.(2) (3)	Software & Services	Delayed Draw Term Loan	5.20% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(17,902)	—
Swiftpage, Inc.	Software & Services	Term Loan A	6.13% (L + 5.00%; 1.00% Floor)	06/13/2023	229,216	225,645	221,194
Swiftpage, Inc.	Software & Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/13/2023	2,490,452	2,456,950	2,403,286
Swiftpage, Inc.	Software & Services	Revolver	7.25% (P + 4.00%; 1.00% Floor)	06/13/2023	225,317	222,411	217,430
Symplr Software, Inc.(1)	Software & Services	Term Loan	6.57% (L + 5.50%)	11/28/2025	5,742,372	5,668,272	5,397,829
Symplr Software, Inc.	Software & Services	Revolver	6.60% (L + 5.50%)	11/30/2023	296,459	293,141	278,672
Telesoft Holdings, LLC	Software & Services	Term Loan	7.45% (L + 6.00%, 1.00% Floor)	12/16/2025	5,968,665	5,839,738	5,700,075
Telesoft Holdings, LLC(2)	Software & Services	Revolver	7.00% (L + 6.00%, 1.00% Floor)	12/16/2025	397,911	385,112	371,052
TRGRP, Inc.(1)	Software & Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,836,525	4,763,567	4,691,430
TRGRP, Inc.	Software & Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	333,333	328,524	323,333
TRGRP, Inc.(1)	Software & Services	Incremental Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,080,778	1,062,852	1,048,354
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.08% (L + 6.00%; 1.00% Floor)	12/01/2022	2,815,750	2,784,493	2,815,750
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	700,038	690,443	700,038
Velocity Purchaser Corporation	Software & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	193,237	191,131	193,237
Watermark Insights, LLC(1)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	2,606,074	2,586,998	2,449,709
Watermark Insights, LLC(1)	Software & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	327,047	325,325	307,425
Purchasing Power, LLC(1)	Specialty Finance	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,816,062	2,775,000	2,661,178
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	9.81% (L + 1.00%; 7.50% PIK, 1.00% Floor)	12/11/2023	1,195,878	1,178,279	717,527
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	9.81% (L + 1.00%; 7.50% PIK, 1.00% Floor)	12/11/2023	2,710,658	2,670,661	1,626,395
Dillon Logistics, Inc.(2) (10)	Transport & Logistics	Revolver	8.71% (L + 7.00%; 1.00% Floor)	12/11/2023	365,443	360,675	202,789
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	5.98% (L + 5.00%)	12/21/2023	5,891,434	5,834,456	5,685,233

Total U.S. 1st Lien/Senior Secured Debt						373,483,172	353,520,684
2nd Lien/Junior Secured Debt —4.35%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	9.28% (L + 7.50%)	04/17/2026	1,230,107	1,205,643	1,088,644

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Services	Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,447,439	6,276,202

Total 2nd Lien/Junior Secured Debt						7,653,082	7,364,846

Total U.S. Corporate Debt						381,136,254	360,885,530
Canadian Corporate Debt - 1.63%
1st Lien/Senior Secured Debt - 1.63%
JHMCRN Holdings, Inc.(1)(15)	Business Services	Term Loan	6.81% (L + 5.00%; 1.00% Floor)	11/25/2025	846,198	838,144	812,350
Nuvei Technologies Corp.(1)(15)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/29/2025	2,015,143	2,010,808	1,939,575

Total Canadian 1st Lien/Senior Secured Debt						2,848,952	2,751,925

Total Canadian Corporate Debt						2,848,952	2,751,925
U.S. Preferred Stock - 3.21%
Concerto, LLC(11) (12)		Healthcare & HCIT			65,614	$349,977	$349,977
Health Platforms Group, Inc.(12)		Healthcare & HCIT			16,502	90,761	90,761
Datarobot, Inc.(12)		Software & Services			38,190	289,278	289,278
Degreed, Inc.(12)		Software & Services			43,819	278,541	377,720
Heap(12)		Software & Services			189,617	696,351	696,349
Netskope, Inc.(12)		Software & Services			36,144	302,536	302,536
Phenom People, Inc.(12)		Software & Services			35,055	220,610	220,612
Protoscale Rubrik(12)		Software & Services			25,397	598,212	598,201
Punchh(12)		Software & Services			24,262	275,337	275,337
Symplr Software Intermediate Holdings, Inc.(12)		Software & Services			1,196	1,160,532	1,230,642
Workfront, Inc.(12)		Software & Services			104,058	999,997	999,997

Total U.S. Preferred Stock						5,262,132	5,431,410
U.S. Common Stock - 0.81%
NC Holdings, LLC(12) (13)		Digital Infrastructure & Services			396,513	439,931	294,754
Leeds FEG Investors, LLC(12)		Education			320	321,309	331,162
INH Group Holdings(12)		Healthcare & HCIT			484,552	484,552	290,731
Aggregator, LLC(12)		Software & Services			417,813	417,813	452,909

Total U.S. Common Stock						1,663,605	1,369,556
U.S. Warrants - 0.15%
Fuze, Inc., Warrants expire 09/20/2029(12)		Digital Infrastructure & Services			196,328	615,168	190,438
Degreed, Inc., Warrants expire 05/31/2026(12)		Software & Services			26,294	46,823	59,425

Total U.S. Warrants						661,991	249,863

TOTAL INVESTMENTS - 218.97%(14)						$391,572,934	$370,688,284

LIABILITIES IN EXCESS OF OTHER ASSETS —(118.97%)							$(201,398,232)

NET ASSETS — 100.00%							$169,290,052

+

As of March 31, 2020, qualifying assets represented 98.52% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the consolidated schedule of investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 7-day, 30-day, 60-day, 90-day or 180-day LIBOR rates (Weekly,1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of March 31, 2020, rates for weekly 1M L, 2M L, 3M L and 6M L are 0.50%, 0.99%, 1.26%, 1.45% and 1.18%, respectively. As of March 31, 2020, the U.S. Prime rate was 3.25%.

(1)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.

See Notes to Unaudited Consolidated Financial Statements

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

(4)	$29,295 of the funded par amount accrues interest at 8.03% (L + 6.25%).
(5)	$124,648 of the funded par amount accrues interest at 5.32% (L + 4.00%).
(6)	$295,075 of the funded par amount accrues interest at 6.25% (P + 3.00%).
(7)	$125,635 of the funded par amount accrues interest at 8.75% (P + 5.50%).
(8)	Rhode Holdings, Inc. has been renamed to Kaseya Inc. in 2020.
(9)	$55,374 of the funded par amount accrues interest at 7.00% (P + 3.75%).
(10)	$62,056 of the funded par amount accrues interest at 9.25% (P + 6.00%).
(11)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(12)	Non-income producing investment.
(13)	NC Holdings LLC is held through ABPCIC NC Holdings LLC.
(14)

Aggregate gross unrealized appreciation for federal income tax purposes is $1,145,114; aggregate gross unrealized depreciation for federal income tax purposes is $22,029,764. Net unrealized depreciation is $20,884,650 based upon a tax cost basis of $391,572,934.

(15)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2019

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —238.67% + * # ^
U.S. Corporate Debt —231.87%
1st Lien/Senior Secured Debt —226.60%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,682,293	$4,636,124	$4,635,470
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	3,435,477	3,388,842	3,383,945
BEP Borrower Holdco, LLC(2)(3)	Business Services	Revolver	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(5,753)	(6,442)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan B	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(22,949)	(25,766)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(11,474)	(12,883)
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	09/06/2024	5,622,980	5,572,024	5,568,438
Metametrics, Inc.(1)	Business Services	Term Loan	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	5,904,056	5,790,820	5,785,975
Metametrics, Inc.(2)(3)	Business Services	Revolver	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	—	(12,365)	(13,024)
Quirch Foods Holdings, LLC(1)	Business Services	Term Loan B	7.93% (L + 6.00%)	12/19/2025	2,117,548	2,098,488	2,096,372
Single Digits, Inc.(1)	Business Services	Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	3,295,889	3,267,258	3,262,930
Single Digits, Inc.(2)(3)	Business Services	Revolver	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(3,315)	(4,161)
Single Digits, Inc.(2)(3)	Business Services	Delayed Draw Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(8,290)	(10,404)
Smile Brands, Inc.(1)	Business Services	Term Loan	6.70% (L + 4.50%)	10/12/2024	1,639,688	1,626,385	1,639,688
Smile Brands, Inc.(2)	Business Services	Revolver	8.25% (P + 3.50%)	10/12/2023	33,974	32,034	33,974
Smile Brands, Inc.(2)	Business Services	Delayed Draw Term Loan	6.70% (L + 4.50%)	10/12/2024	301,121	296,019	301,121
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	6.19% (L + 4.25%)	12/08/2025	2,429,318	2,397,496	2,392,878
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,660,261	1,644,369	1,643,658
Blink Holdings, Inc.(1)(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,068,410	1,057,010	1,056,534
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	12/15/2023	2,003,178	1,988,982	1,983,146
Captain D’s, Inc.(2)(5)	Consumer Non-Cyclical	Revolver	8.25% (P + 3.50%, 1.00% Floor)	12/15/2023	134,587	133,209	132,636
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Term Loan	8.93% (L + 7.00%; 1.00% Floor)	04/10/2023	962,223	949,192	945,384
Lucky Bucks, LLC(1)(2)(6)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.91% (L + 7.00%; 1.00% Floor)	04/10/2023	1,043,095	1,028,456	1,023,705
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.80% (L + 5.00%)	07/11/2025	2,032,211	2,013,134	2,011,889
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.74% (L + 5.00%)	07/11/2025	60,071	56,721	56,467
Tropical Smoothie Cafe, LLC(1)	Consumer Non-Cyclical	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	1,343,338	1,332,936	1,343,338
Tropical Smoothie Cafe, LLC(2)	Consumer Non-Cyclical	Revolver	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,526	38,574
Tropical Smoothie Cafe, LLC(2)(3)	Consumer Non-Cyclical	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	—	(65,980)	—
Ahead Data Blue, LLC(1)	Digital Infrastructure & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	5,447,119	5,340,940	5,338,177
Ahead Data Blue, LLC(2)(3)	Digital Infrastructure & Services	Revolver	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	—	(18,666)	(19,225)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	6,633,822	6,536,708	6,534,315
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(8,269)	(8,503)
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(11,028)	(11,337)
5 Bars, LLC	Digital Infrastructure & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	4,742,121	4,674,290	4,670,990
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(9,197)	(9,700)
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(49,051)	(51,732)
D1 Holdings LLC	Digital Infrastructure & Services	Note	7.00%	06/26/2020	32,241	32,241	32,241
Fuze, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	11,015,029	10,961,643	10,513,845
Fuze, Inc.(2)	Digital Infrastructure & Services	Revolver	10.00% (P + 5.25%; 1.00% Floor)	09/20/2024	907,120	901,003	848,157
Fuze, Inc.(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	—	(586,835)	(117,926)
InSite Wireless Group, LLC(1)(2)	Digital Infrastructure & Services	Term Loan	6.28% (L + 4.52%; 0.50% Floor)	03/15/2023	6,833,574	6,700,275	6,670,911
InSite Wireless Group, LLC	Digital Infrastructure & Services	Revolver	6.32% (L + 4.52%; 0.50% Floor)	03/15/2023	460,172	455,073	454,419
AEG Holding Company, Inc.(1)	Education	Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,876,255	1,842,769	1,838,730
AEG Holding Company, Inc.(1)	Education	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	11/20/2023	$6,106,250	$6,022,723	$5,984,125
AEG Holding Company, Inc.(2)	Education	Revolver	7.72% (L + 6.00%; 1.00% Floor)	11/20/2023	558,432	541,763	536,095
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,078,211	1,063,994	1,056,647
BCP Raptor II, LLC(1)(7)	Energy	Term Loan	6.55% (L + 4.75%)	11/03/2025	5,712,209	5,711,278	5,255,233
Brazos Delaware II, LLC(1)(7)	Energy	Term Loan B	5.79% (L + 4.00%)	05/21/2025	4,045,160	3,949,599	3,441,743
Nine Point Energy, LLC(1)	Energy	Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	4,921,875	4,832,047	4,823,438
Nine Point Energy, LLC(1)(2)(3)	Energy	Revolver	7.21% (L + 5.50%; 1.00% Floor)	06/07/2024	—	(5,998)	(6,562)
Nine Point Energy, LLC(1)(2)	Energy	Delayed Draw Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	437,500	406,186	402,500
Higginbotham Insurance Agency, Inc.	Financial Services	Incremental Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	1,047,616	1,037,219	1,037,140
Higginbotham Insurance Agency, Inc.(2)	Financial Services	Delayed Draw Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	—	—	—
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/24/2025	3,774,984	3,692,206	3,690,047
OMH-HealthEdge Holdings, LLC(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(9,940)	(10,321)
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	2,721,360	2,668,061	2,666,933
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.04% (L + 4.25%; 1.00% Floor)	11/08/2025	498,916	485,603	485,309
ZBS Alliance Animal Health, LLC(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	—	(88,520)	(90,712)
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,203,704	1,192,634	1,191,667

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	5,562,816	5,503,929	5,507,188
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	177,601	173,200	173,161
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,049,891	1,039,517	1,039,392
Analogic Corporation(1)	Healthcare & HCIT	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	06/24/2024	2,937,163	2,891,148	2,893,987
Analogic Corporation(2)	Healthcare & HCIT	Revolver	7.80% (L + 6.00%; 1.00% Floor)	06/22/2023	28,696	24,667	24,678
CutisPharma, Inc.(1)	Healthcare & HCIT	Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	7,292,268	7,183,139	7,164,653
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
Delaware Valley Management Holdings, Inc.(1)	Healthcare & HCIT	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	4,414,146	4,337,516	4,325,863
Delaware Valley Management Holdings, Inc.(2)	Healthcare & HCIT	Revolver	7.50% (L + 5.75%; 1.00% Floor)	03/21/2024	368,816	359,862	358,278
Delaware Valley Management Holdings, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(69,365)	(105,376)
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Term Loan	6.80% (L + 5.00%)	05/15/2026	3,382,870	3,343,496	3,340,651
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	570,916	559,588	559,497
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	1,998,132	1,966,554	1,958,169
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(3,098)	(4,050)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,656)	(5,709)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,175)	(6,750)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2025	8,643,765	8,528,135	8,514,109
INH Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2024	—	(2,542)	(3,088)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	5,413,237	5,362,021	5,359,104
Pace Health Companies, LLC(2)(3)	Healthcare & HCIT	Revolver	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(5,789)	(6,167)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	05/18/2023	6,319,034	6,207,891	6,192,653
Pinnacle Dermatology Management, LLC(2)(3)	Healthcare & HCIT	Revolver	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(6,377)	(9,368)
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	1,499,395	1,455,846	1,436,536
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	8.24% (L + 6.25%; 1.00% Floor)	01/03/2023	3,147,110	3,107,800	2,911,076
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	1,959,465	1,934,744	1,812,505
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	498,592	492,422	461,197
Platinum Dermatology Partners, LLC(1)(9)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	8.20% (L + 6.25%; 1.00% Floor)	01/03/2023	1,422,407	1,404,839	1,315,726
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	6.46% (L + 4.75%; 1.00% Floor)	06/09/2025	3,974,715	3,938,087	3,934,968
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	$4,993,841	$4,910,901	$4,906,449
The Center for Orthopedic and Research Excellence, Inc.(2)	Healthcare & HCIT	Revolver	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	34,527	23,105	22,442

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
The Center for Orthopedic and Research Excellence, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	—	(14,181)	(15,105)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	3,000,000	2,955,526	2,940,000
Theranest, LLC(2)(3)	Healthcare & HCIT	Revolver	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(6,143)	(8,571)
Theranest, LLC(1)(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	1,613,143	1,577,054	1,568,143
RxBenefits, Inc.(1)	Pharmaceutical	Term Loan A	7.17% (L + 5.25%; 1.00% Floor)	03/28/2025	5,777,984	5,777,984	5,720,204
RxBenefits, Inc.(2)(3)	Pharmaceutical	Revolver	7.17% (L + 5.25%; 1.00% Floor)	03/29/2024	—	(4,900)	(5,758)
Dispatch Track, LLC(1)	Software & Services	Term Loan	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,948,735	5,948,014
Dispatch Track, LLC(2)	Software & Services	Revolver	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	132,849	128,320	128,320
Real Capital Analytics, Inc.(1)	Software & Services	Term Loan	7.09% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,839,901	4,838,862
Real Capital Analytics, Inc.(2)	Software & Services	Revolver	6.90% (L + 5.00%, 1.00% Floor)	10/02/2024	555,792	552,482	552,318
Real Capital Analytics, Inc.	Software & Services	First Supplemental Term Loan	6.71% (L + 5.00%, 1.00% Floor)	10/02/2024	3,019,297	3,004,200	3,004,200
Telesoft Holdings, LLC	Software & Services	Term Loan	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	5,968,665	5,834,630	5,834,370
Telesoft Holdings, LLC(2)(3)	Software & Services	Revolver	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(13,366)	(13,430)
AMI US Holdings, Inc.(1)	Software & Services	Term Loan	7.19% (L + 5.50%; 1.00% Floor)	04/01/2025	8,256,605	8,108,278	8,091,473
AMI US Holdings, Inc.(2)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	04/01/2024	481,626	462,683	459,734
Avetta, LLC(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	3,287,118	3,206,937	3,221,375
Avetta, LLC(2)(3)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(7,093)	(9,888)
Avetta, LLC(1)	Software & Services	Incremental Term Loan B	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	4,326,814	4,249,497	4,240,278
Avetta, LLC(2)(3)	Software & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(11,111)	(12,360)
Broadway Technology, LLC(1)	Software & Services	Term Loan	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	4,444,603	4,365,514	4,355,711
Broadway Technology, LLC(2)(3)	Software & Services	Revolver	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	—	(6,544)	(7,677)
Businesssolver.com, Inc.(1)	Software & Services	Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,551,360	2,588,235
Businesssolver.com, Inc.(2)(10)	Software & Services	Revolver	9.30% (L + 7.50%; 1.00% Floor)	05/15/2023	129,412	124,990	129,412
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,043	388,235
Degreed, Inc.(1)	Software & Services	Term Loan	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,207,938	2,189,784
Degreed, Inc.(2)(3)	Software & Services	Revolver	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	—	(3,698)	(7,228)
Degreed, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.06% (L + 6.35%; 1.00% Floor)	05/31/2024	1,114,167	1,068,684	1,085,798
Drilling Info Holdings, Inc.(1)(7)	Software & Services	Term Loan	6.05% (L + 4.25%)	07/30/2025	3,395,236	3,382,377	3,395,236
E2open LLC(1)	Software & Services	Term Loan	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	4,944,898	4,881,721	4,895,449
E2open LLC(2)(3)	Software & Services	Revolver	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	—	(3,830)	(3,114)
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.42% (L + 6.50%; 1.00% Floor)	03/07/2023	1,030,478	1,013,050	1,009,868
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.71% (L + 6.50%; 1.00% Floor)	03/07/2023	2,970,191	2,927,623	2,910,787
Engage2Excel, Inc.(1)(2)(11)	Software & Services	Revolver	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	251,270	246,280	243,732

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Engage2Excel, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	—	(5,481)	(6,645)
EnterpriseDB Corporation(1)	Software & Services	Term Loan	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	7,829,259	7,687,008	7,711,820
EnterpriseDB Corporation(2)(3)	Software & Services	Revolver	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	—	(12,478)	(10,445)
Exterro, Inc.(1)	Software & Services	Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	5,945,987	5,834,920	5,916,257
Exterro, Inc.(2)(3)	Software & Services	Revolver	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(4,915)	(1,650)
Exterro, Inc.(1)	Software & Services	Initial Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	2,866,875	2,825,603	2,852,541
Finalsite Holdings, Inc.(1)	Software & Services	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	3,333,032	3,285,122	3,283,036
Finalsite Holdings, Inc.(2)(3)	Software & Services	Revolver	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(3,509)	(3,797)
Genesis Acquisition Co.(1)	Software & Services	Term Loan	5.69% (L + 3.75%)	07/31/2024	1,362,701	1,341,127	1,335,447
Genesis Acquisition Co.(2)	Software & Services	Revolver	5.69% (L + 3.75%)	07/31/2024	70,840	67,715	66,792
Genesis Acquisition Co.(2)(3)	Software & Services	Delayed Draw Term Loan	5.69% (L + 3.75%)	07/31/2024	—	(2,804)	(3,645)
GS AcquisitionCo, Inc.(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	2,716,747	2,685,271	2,682,788
GS AcquisitionCo, Inc.(2)	Software & Services	Second Supplemental Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	205,022	191,520	190,366
GS AcquisitionCo, Inc.(2)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	193,445	189,956	189,667
Ministry Brands, LLC(1)	Software & Services	Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	3,144,605	3,134,417	3,128,882
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	657,623	655,480	654,335
Rhode Holdings, Inc.(1)	Software & Services	Term Loan	8.72% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	4,477,141	4,437,548	4,387,598
Rhode Holdings, Inc.(2)	Software & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	05/02/2025	214,851	211,489	207,332
Rhode Holdings, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.69% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	69,949	64,481	63,878
Selligent, Inc.(19)	Software & Services	Term Loan	7.45% (L + 5.50%; 1.00% Floor)	11/05/2024	1,907,069	1,883,067	1,878,463
Selligent, Inc.(2)(3)(19)	Software & Services	Revolver	7.45% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,323)	(3,010)
Sirsi Corporation(1)	Software & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	03/15/2024	8,965,418	8,846,501	8,830,937
Sirsi Corporation(2)(12)	Software & Services	Revolver	8.50% (P + 3.75%; 1.00% Floor)	03/15/2024	$221,497	$214,397	$213,190
Sugarcrm, Inc.(1)	Software & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	07/31/2024	3,600,024	3,548,249	3,600,024
Sugarcrm, Inc.(2)(3)	Software & Services	Revolver	8.54% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(4,235)	—
Summit Infrastructure Group, Inc.(1)	Software & Services	Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	7,019,794	6,895,695	6,879,398
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Revolver	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(9,518)	(11,258)
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(19,006)	(22,515)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Swiftpage, Inc.	Software & Services	Term Loan A	7.24% (L + 5.50%; 1.00% Floor)	06/13/2023	$229,796	$225,972	$225,200
Swiftpage, Inc.	Software & Services	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	2,496,789	2,460,901	2,446,853
Swiftpage, Inc.(2)(3)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(3,128)	(4,506)
Symplr Software, Inc.(1)(13)	Software & Services	Term Loan	7.94% (L + 6.00%)	11/28/2025	5,756,909	5,680,081	5,670,556
Symplr Software, Inc.(2)(13)	Software & Services	Revolver	7.94% (L + 6.00%)	11/30/2023	268,631	265,115	264,184
TRGRP, Inc.(1)	Software & Services	Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,806,090	4,728,641	4,709,968
TRGRP, Inc.(2)(3)	Software & Services	Revolver	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(5,139)	(6,667)
TRGRP, Inc.(1)	Software & Services	Incremental Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,073,976	1,054,948	1,052,497
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	2,815,750	2,781,894	2,815,750
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.79% (L + 6.00%; 1.00% Floor)	12/01/2022	700,038	689,647	700,038
Velocity Purchaser Corporation(2)(3)	Software & Services	Revolver	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(2,300)	—
Watermark Insights, LLC(1)	Software & Services	Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	2,612,705	2,592,613	2,586,578
Watermark Insights, LLC(1)	Software & Services	Delayed Draw Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	327,878	326,063	324,599
Purchasing Power, LLC(1)	Specialty Finance	Term Loan	8.96% (L + 7.25%; 1.00% Floor)	02/06/2024	2,854,850	2,810,973	2,804,891
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan B	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	1,172,909	1,154,246	1,089,984
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan A	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	2,658,594	2,616,179	2,470,631
Dillon Logistics, Inc.(2)(14)	Transport & Logistics	Revolver	8.90% (L + 7.00%; 1.00% Floor)	12/11/2023	365,443	360,395	336,694
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	6.69% (L + 5.00%)	12/21/2023	6,017,292	5,955,690	5,942,076

Total 1st Lien/Senior Secured Debt						329,471,892	327,560,477
2nd Lien/Junior Secured Debt —5.27%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	9.43% (L + 7.50%)	04/17/2026	1,230,107	1,204,314	1,180,902
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Services	Term Loan	9.70% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,445,244	6,439,645

Total 2nd Lien/Junior Secured Debt						7,649,558	7,620,547

Total U.S. Corporate Debt						337,121,450	335,181,024
Canadian Corporate Debt—1.95%
1st Lien/Senior Secured Debt —1.95%
JHMCRN Holdings, Inc.(1)(19)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	846,198	837,854	837,736
Nuvei Technologies Corp.(1)(4)(19)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	09/29/2025	2,015,143	2,010,646	1,994,992

Total 1st Lien/Senior Secured Debt						2,848,500	2,832,728

Total Canadian Corporate Debt						2,848,500	2,832,728

Portfolio Company	Industry	Shares	Cost	Fair Value
U.S. Preferred Stock —3.36%
Concerto, LLC(15)(16)	Healthcare & HCIT	65,614	$349,977	$349,977
Datarobot, Inc.(16)	Software & Services	38,190	289,278	289,278
Degreed, Inc.(16)	Software & Services	43,819	278,541	278,540
Heap(16)	Software & Services	189,617	696,351	696,351
Protoscale Rubrik(16)	Software & Services	25,397	598,212	598,201
Punchh(16)	Software & Services	24,262	275,337	275,337
Symplr Software Intermediate Holdings, Inc.(16)	Software & Services	1,196	1,160,531	1,374,165
Workfront, Inc.(16)	Software & Services	104,058	999,998	999,998

Total U.S. Preferred Stock			4,648,225	4,861,847

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Shares	Cost	Fair Value
U.S. Common Stock —1.05%
NC Holdings, LLC(16)(17)	Digital Infrastructure & Services	360,996	400,525	400,525
Leeds FEG Investors, LLC(16)	Education	320	321,309	359,147
INH Group Holdings(16)	Healthcare & HCIT	484,552	484,552	290,731
Aggregator, LLC(16)	Software & Services	417,813	417,813	467,950

Total U.S. Common Stock			1,624,199	1,518,353
U.S. Warrants —0.44%
Degreed, Inc., Warrants expire 05/31/2026(16)	Software & Services	17,749	27,511	27,511
Fuze, Inc., Warrants expire 09/20/2029(16)	Digital Infrastructure & Services	184,665	$603,855	$603,855

Total U.S. Warrants			631,366	631,366
TOTAL INVESTMENTS—238.67%(18)			$346,873,740	$345,025,318

LIABILITIES IN EXCESS OF OTHER ASSETS —(138.67%)				$(200,462,923)

NET ASSETS—100.00%				$144,562,395

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

(4)	Pivotal Payments, Inc. was renamed to Nuvei Technologies Corp. in 2019.
(5)	$56,565 of the funded par amount accrues interest at 6.35% (L + 4.50%).
(6)	$29,780 of the funded par amount accrues interest at 10.75 (P + 6.00%).
(7)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(8)	$124,648 of the funded par amount accrues interest at 8.24% (L + 6.25%).
(9)	$293,434 of the funded par amount accrues interest at 10.00% (P + 5.25%).
(10)	$45,294 of the funded par amount accrues interest at 11.25% (P + 6.50%).
(11)	$78,522 of the funded par amount accrues interest at 8.49% (L + 6.50%).
(12)	$110,748 of the funded par amount accrues interest at 6.54% (L + 4.75%).
(13)	Caliper Software, Inc. has been renamed to Symplr Software, Inc. in 2019.
(14)	$62,056 of the funded par amount accrues interest at 10.75% (P + 6.00%).
(15)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(16)	Non-income producing investment.
(17)	NC Holdings LLC is held through ABPCIC NC Holdings LLC.
(18)

Aggregate gross unrealized appreciation for federal income tax purposes is $1,824,555, aggregate gross unrealized depreciation for federal income tax purposes is $3,672,977. Net unrealized depreciation is $1,848,422 based upon a tax cost basis of $346,873,740.

(19)	Positions considered non-qualifying assets therefore excluded from the qualifying assets calculation as noted in footnote + above.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At March 31, 2020, the Fund had total Capital Commitments of $418,448,516, of which 56% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

There were no operating activities from February 6, 2015 to November 15, 2017. As described above, the Fund completed its Initial Closing on September 29, 2017, and commenced operations on November 15, 2017. The Fund’s fiscal year ends on December 31.

On December 19, 2018, the Adviser established ABPCIC Funding I LLC (“ABPCIC Funding”), a Delaware limited liability company. ABPCIC Funding is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

On June 14, 2019, the Adviser established ABPCI Direct Lending Fund CLO VI Ltd (“CLO VI”), an exempted company incorporated with limited liability under the laws of the Cayman Islands. CLO VI is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements.

On August 9, 2019, ABPCIC Funding and CLO VI entered into a merger agreement, pursuant to which ABPCIC Funding agreed to merge with and into CLO VI, with CLO VI as the surviving entity. CLO VI issued Class B, Class C and Subordinated Notes to the Fund through AB PCI Direct Lending Fund CLO VI Depositor LLC, a wholly-owned subsidiary of the Fund established on August 9, 2019.

On September 25, 2019, the Fund established ABPCIC NC Holdings LLC (“ABPCIC NC”), through which the Fund made an investment. ABPCIC NC is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

On December 17, 2019, the Fund established ABPCIC Concerto Holdings LLC (“ABPCIC Concerto”), through which the Fund made an investment. ABPCIC Concerto is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

On February 7, 2020, the Fund and an affiliate of Abbott Capital Management, LLC (“Abbott”) became members of, ABPCIC Equity Holdings, LLC, a Delaware limited liability company and a special purpose vehicle designed to invest in private equity investments sourced by Abbott. The Fund owns 100% of the Class L Units and 93% of the Class A Units of ABPCIC Equity Holdings, LLC, which had not commenced operations as of March 31, 2020.

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

Credit Facility Related Costs, Expenses and Deferred Financing Costs

The Revolving Credit Facility (as defined in Note 4) is recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Revolving Credit Facility are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Revolving Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations, with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities.

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

Income Taxes

ASC 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax positions. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior two years), the Fund has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2020 and 2019, the Fund accrued excise taxes of $0 and $0, respectively. As of March 31, 2020, and December 31, 2019, $0 and $0, respectively, of accrued excise taxes remained payable.

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

3. Related Party Transactions

Advisory Agreement

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”), replacing the advisory agreement the Fund entered into with the Adviser on July 27, 2017 (the “Advisory

Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter is appropriately prorated. For the three months ended March 31, 2020, the Fund incurred a management fee of $1,352,351, of which $1,227,046 was voluntarily waived by the Adviser. For the three months ended March 31, 2019, the Fund incurred a management fee of $615,859, of which $63,171 was voluntarily waived by the Adviser. As of March 31, 2020, and December 31, 2019, $1,147,126 and $1,053,696, respectively, of accrued management fee remained payable.

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

•

100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of PIFNII (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catch-up.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the PIFNII as if hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and

•

10.0% of the amount of PIFNII, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the PIFNII until the amount of PIFNII exceeds 1.94%, approximately 7.78% per annum; and

•

100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), approximately 8.24% per annum. This portion of PIFNII (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catch-up.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and

•

15.0% of the amount of PIFNII, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”, approximately 9.41% per annum). The 8% Hurdle Rate is meant to limit the Adviser to 15% of the PIFNII until the amount of PIFNII exceeds 2.35%, approximately 9.41% per annum; and

•

100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter (the “8% Catch-up Cap”), approximately 10% per annum. This portion of PIFNII(which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up cap) is referred to as the “8% Catch-up”. The 8% Catch-up is meant to provide the Adviser with 20.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.50% in any calendar quarter; and

•	20.0% of the amount of PIFNII, if any, that exceeds 2.50% in any calendar quarter.

For the three months ended March 31, 2020, the Fund incurred income-based incentive fees of $769,023, of which $486,784, was voluntarily waived by the Adviser. For the three months ended March 31, 2019, the Fund incurred income-based incentive fees of $106,087, of which $76,072, was voluntarily waived by the Adviser. As of March 31, 2020 and December 31, 2019, $1,331,530, and $1,049,291 remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and March 31, 2019.

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

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Amended and Restated Advisory Agreement, or (b) the Board of the Fund making a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement, that have not been reimbursed by the Fund to the Adviser.

As of March 31, 2020, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$107,841	$894,306	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	—	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	—	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	—	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%

Total	$4,874,139	$107,841	$4,766,298

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

For the three months ended March 31, 2020 and 2019, the Fund accrued $10,758 and $4,662 in transfer agent fees, respectively. As of March 31, 2020 and December 31, 2019, $20,155 and $9,397, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facilities

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund increased the Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the lenders’ commitments (“Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2020, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

Borrowings under the Credit Agreement bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the Credit Agreement) for the applicable Interest Period (as defined in the Credit Agreement); and (ii) with respect to Reference Rate Loans (as defined in the Credit Agreement), the greatest of: (x) the rate of interest per annum publicly announced from time to time by HSBC as its prime rate, (y) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day (as defined in the Credit Agreement), the average of the quotation for such day on such transactions received by the Administrative Agent, from three (3) Federal funds brokers of recognized standing selected by the Administrative Agent and, upon request of Borrowers (as defined in the Credit Agreement), with notice of such quotations to the Borrowers and (z) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus one hundred ninety basis points (1.90%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

The Revolving Credit Facility is scheduled to mature on November 11, 2020, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders (as defined in the Credit Agreement) and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 11, 2020; and (v) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 11, 2020.

On January 30, 2019, ABPCIC Funding entered into a Credit Agreement (the “Barclays Credit Facility”) with Barclays Bank PLC, New York Branch (“Barclays”) as facility agent (in such capacity, the “Facility Agent”) and U.S. Bank National Association (“U.S. Bank”) as collateral agent (in such capacity, the “Collateral Agent”), collateral administrator (in such capacity, the “Collateral Administrator”) and custodian (in such capacity, the “Custodian”). The Barclays Credit Facility was terminated on August 9, 2019.

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

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. The Barclays Credit Facility matured and was paid down in 2019 in connection with the issuance of the Notes (as defined below). For a discussion of the CLO Transaction “See – Note 4. Collateralized Loan Obligations.”

The Fund’s outstanding borrowings through the Revolving Credit Facility as of March 31, 2020 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$43,000,000	$7,000,000	$43,000,000

Total	$50,000,000	$43,000,000	$7,000,000	$43,000,000

The Fund’s outstanding borrowings through the Revolving Credit Facility as of December 31, 2019 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$19,500,000	$30,500,000	$19,500,000

Total	$50,000,000	$19,500,000	$30,500,000	$19,500,000

As of March 31, 2020 and December 31, 2019, deferred financing costs were $46,313 and $64,959, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of March 31, 2020 and December 31, 2019 were as follows:

March 31, 2020
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$176,185,732
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,717,415
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,811,154
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $29,882 and $2,405,817, respectively, as of March 31, 2020 and are reflected on the consolidated statements of assets and liabilities.

December 31, 2019
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
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $32,835 and $2,780,532, respectively, as of December 31, 2019 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three-month period ended March 31, 2020, the Fund incurred a collateral management fee of $459,059, which was voluntarily waived by the Adviser.

As of March 31, 2020 and December 31, 2019 outstanding borrowings under the Revolving Credit Facility and Notes were $253,714,301 and $229,836,633, respectively.

For the three months ended March 31, 2020, and March 31, 2019, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended March 31,
	2020	2019
Interest and borrowing expenses	$2,144,095	$1,187,000
Commitment fees	28,258	79,255
Amortization of debt issuance and deferred financing costs	396,314	142,897

Total	$2,568,667	$1,409,152

Weighted average interest rate(1)	3.73%	4.87%
Average outstanding balance	$231,210,440	$98,848,889

(1)	Calculated as the amount of the stated interest expense and fees divided by average borrowings during the period.

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

In determining the fair value of the Fund’s Level 3 debt and equity positions, the Adviser uses the following factors where relevant: loan to value (“LTV”) based on an enterprise value determined using the original purchase price, public equity comparable, recent M&A transaction, and a discounted cash flow (“DCF”) analysis, and yields from comparable loans, comparable high yield bonds, high yield indexes and loan indexes (“comparable yields”).

Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.

The following table summarizes the valuation of the Fund’s investments as of March 31, 2020:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$356,272,609	$356,272,609
2nd Lien/Junior Secured Debt	—	—	7,364,846	7,364,846
U.S. Preferred Stock	—	—	5,431,410	5,431,410
U.S. Common Stock	—	—	1,369,556	1,369,556
U.S Warrants	—	—	249,863	249,863

Total assets	$—	$—	$370,688,284	$370,688,284

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2019:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,092,212	$318,300,993	$330,393,205
2nd Lien/Junior Secured Debt	—	—	7,620,547	7,620,547
U.S. Preferred Stock	—	—	4,861,847	4,861,847
U.S. Common Stock	—	—	1,518,353	1,518,353
U.S. Warrants	—	—	631,366	631,366

Total assets	$—	$12,092,212	$332,933,106	$345,025,318

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2020:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	U.S. Warrants	Total
Balance as of January 1, 2020	$318,300,993	$7,620,547	$1,518,353	$4,861,847	$631,366	$332,933,106
Purchases (including PIK)	57,034,233	—	39,406	613,907	30,625	57,718,171
Sales and principal payments	(13,458,168)	—	—	—	—	(13,458,168)
Realized Gain (Loss)	(13,369)	—	—	—	—	(13,369)
Net Amortization of Premium/Discount	449,036	3,524	—	—	—	452,560
Transfers In	12,092,212	—	—	—	—	12,092,212
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(18,132,328)	(259,225)	(188,203)	(44,344)	(412,128)	(19,036,228)

Balance as of March 31, 2020	$356,272,609	$7,364,846	$1,369,556	$5,431,410	$249,863	$370,688,284

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(18,388,026)	$(259,225)	$(188,203)	$(44,344)	$(412,128)	$(19,291,926)

For the three months ended March 31, 2020, there were transfers of $12,092,212 from Level 2 to Level 3 fair value measurements for the Fund due to no visual trades and lack of liquidity. There were no transfers from Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2019:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	U.S. Warrants	Total
Balance as of January 1, 2019	$122,981,395	$1,200,773	$379,849	$1,160,531	$—	$125,722,548
Purchases (including PIK)	238,113,812	6,439,645	1,312,798	3,487,694	631,366	249,985,315
Sales and principal payments	(43,180,812)	—	(183,182)	—	—	(43,363,994)
Realized Gain (Loss)	(37,702)	—	120,448	—	—	82,746
Net Amortization of Premium/Discount	1,319,839	8,480	—	—	—	1,328,319
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(895,539)	(28,351)	(111,560)	213,622	—	(821,828)

Balance as of December 31, 2019	$318,300,993	$7,620,547	$1,518,353	$4,861,847	$631,366	$332,933,106

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(830,746)	$(28,351)	$(111,560)	$213,622	$—	$(757,035)

For the year ended December 31, 2019, there were no transfers to or from Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2020 and December 31, 2019, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$348,421,931	Market Yield Analysis	Market Yield	5.0%-18.1% (8.5%)	Decrease
	2,546,711	Liquidation Value	Recovery Rate	85%	Increase
	5,303,967	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	7,364,846	Market Yield Analysis	Market Yield	10.6%-13.1% (11.0%)	Decrease
U.S. Common Stock	621,893	Market Approach	EBITDA Multiple	11.5x-15.7x (13.5x)	Increase
	452,909	Market Approach	Recurring Revenue Multiple	4.5x	Increase
	294,754	Market Approach	Network Cashflow Multiple	29.6x	Increase
U.S. Preferred Stock	1,230,642	Market Approach	EBITDA Multiple	13.6x	Increase
	3,236,882	Market Approach	Revenue Multiple	5.0x-13.4x (9.2x)	Increase
	963,886	Recent Purchase	Purchase Price	N/A	N/A
U.S. Warrants	249,863	Market Approach	Revenue Multiple	9.0x-13.3x (10.0x)	Increase

Total Assets	$370,688,284

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$233,166,392	Market Yield Analysis	Market Yield	6.3%-11.7% (8.2%)	Decrease
	85,134,601	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	7,620,547	Market Yield Analysis	Market Yield	10.5%-11.0% (10.6%)	Decrease
U.S. Common Stock	1,117,827	Market Approach	EBITDA Multiple	5.0x-16.0x (10.3x)	Increase
	400,526	Recent Purchase	Purchase Price	N/A	N/A
U.S. Preferred Stock	1,374,166	Market Approach	EBITDA Multiple	13.6x	Increase
	2,573,089	Market Approach	Revenue Multiple	5.0x-12.7x (9.0x)	Increase
	914,592	Recent Purchase	Purchase Price	N/A	N/A
U.S. Warrants	27,511	Market Approach	Revenue Multiple	12.3x	Increase
	603,855	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$332,933,106

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2020 and the level of each financial liability within the fair value hierarchy.

	Carrying	Fair
	Value (1)	Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$176,185,732	$168,371,201	$—	$—	$168,371,201
Class A-2A Senior Secured Notes	24,717,415	22,404,575	—	—	22,404,575
Class A-2B Senior Secured Notes	9,811,154	9,452,679	—	—	9,452,679

Total	$210,714,301	$200,228,455	$—	$—	$200,228,455

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $29,882 and $2,405,817 as of March 31, 2020 and are reflected on the consolidated statements of assets and liabilities.

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

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $32,835 and $2,780,532 as of December 31, 2019 and are reflected on the consolidated statements of assets and liabilities.

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of March 31, 2020, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2020:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(86,220)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(16,166)
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	8/24/2021	$2,903,350	$(362,919)
Accelerate Resources Operating, LLC	Revolver	2/24/2026	$414,764	$(51,846)
Ahead Data Blue, LLC	Revolver	11/8/2024	$517,600	$(20,704)
American Physician Partners, LLC	Revolver	12/21/2021	$97,681	$(3,907)
AMI US Holdings, Inc.	Revolver	4/1/2024	$87,568	$(3,065)
Analogic Corporation	Revolver	6/22/2023	$195,556	$(9,778)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$—
Avetta, LLC	Revolver	4/10/2024	$494,396	$(17,304)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(109,506)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(219,012)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(38,649)
BK Medical Holding Company, Inc.	Revolver	6/22/2023	$321,733	$(12,869)
Blink Holdings, Inc.	Delayed Draw Term Loan	9/10/2021	$621,958	$(40,427)
Businesssolver.com, Inc.	Revolver	5/15/2023	$323,529	$(12,132)
Captain D’s, Inc.	Revolver	12/15/2023	$50,267	$(5,529)
CutisPharma, Inc.	Revolver	3/21/2023	$482,931	$(14,488)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,931	$(14,488)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(1,238,167)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(16,476)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(8,454)
E2open LLC	Revolver	11/26/2024	$155,682	$(10,119)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(66,449)
Engage2Excel, Inc.	Revolver	3/7/2023	$119,353	$(13,129)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(12,186)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	5/17/2021	$839,091	$(67,127)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(22,675)
EvolveIP, LLC	Revolver	6/7/2023	$453,495	$(13,605)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(7,594)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$1,814,240	$(7,438)
Fuze, Inc.	Revolver	9/20/2024	$1,295,886	$(18,531)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(26,424)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(22,837)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(27,002)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(10,126)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$164,107	$(5,744)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$988,988	$(31,757)
INH Buyer, Inc.	Revolver	1/31/2024	$96,067	$(8,646)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$2,802,260	$(35,028)
Kaseya Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(11,122)
Kaseya Inc.	Delayed Draw Term Loan	3/4/2022	$237,545	$(5,939)
Kaseya Inc.	Revolver	5/2/2025	$3,760	$(122)
Metametrics, Inc.	Revolver	9/10/2025	$217,061	$(10,853)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(75,469)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,720	$(18,349)
Pace Health Companies, LLC	Revolver	8/2/2024	$83,252	$(4,995)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$240,285	$(24,029)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$3,288,636	$(263,091)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	1/17/2022	$585,909	$(10,253)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(2,779)
RxBenefits, Inc.	Revolver	3/29/2024	$106,616	$(5,331)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(6,020)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(83,230)
Single Digits, Inc.	Revolver	12/21/2023	$416,147	$(33,292)
Sirsi Corporation	Revolver	3/15/2024	$442,993	$(17,720)
Smartlinx Solutions, LLC	Revolver	3/4/2026	$519,484	$(14,286)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$152,035	$(8,362)
Smile Brands, Inc.	Revolver	10/12/2023	$29,445	$(1,619)
Star2star Communications, LLC	Delayed Draw Term Loan	3/11/2022	$640,576	$(12,812)
Star2star Communications, LLC	Revolver	3/13/2025	$960,864	$(19,217)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$—
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$—
Telesoft Holdings, LLC	Revolver	12/16/2025	$198,955	$(8,953)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(49,632)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(35,226)
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$20,418	$(510)
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$2,440,153	$(109,806)

Total 1st Lien/Senior Secured Debt			$54,015,513	$(3,541,540)

Total			$54,015,513	$(3,541,540)

The Fund had the following unfunded commitments by investment types as of December 31, 2019:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$558,432	$(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	$961,256	$(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	$612,979	$(12,260)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(3,616)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$119,189	$(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	$194,118	$—
Captain D’s, Inc.	Revolver	12/15/2023	$60,466	$(604)
CutisPharma, Inc.	Revolver	3/21/2023	$482,932	$(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$1,810,522	$(17,562)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$158,064	$(3,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(2,537)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	$125,635	$(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	6/7/2023	$566,868	$(8,503)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(117,926)
Fuze, Inc.	Revolver	9/20/2024	$388,766	$(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(6,750)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$108,813	$(1,360)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	$2,365,584	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,179,466	$(77,243)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$64,919	$(1,136)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	$328,125	$(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$300,356	$(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$1,643,567	$(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	$161,139	$(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$—
Smile Brands, Inc.	Revolver	10/12/2023	$220,833	$—
Sugarcrm, Inc.	Revolver	7/31/2024	$310,244	$—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$27,828	$(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,865	$(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$656,005	$(11,480)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(20,803)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$6,659,893	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$4,535,600	$(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	$181,424	$(3,628)

Total 1st Lien/Senior Secured Debt			$71,406,720	$(1,007,901)

Total			$71,406,720	$(1,007,901)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At March 31, 2020 the Fund had total Capital Commitments of $418,448,516, of which 56% is unfunded. At December 31, 2019, the Fund had total Capital Commitments of $397,620,551. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following tables summarize the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020		For the three months ended March 31, 2019
Quarter Ended	Shares	Amount	Shares	Amount
March 31	4,876,625	$41,844,852	2,317,068	$23,125,308

Total capital drawdowns	4,876,625	$41,844,852	2,317,068	$23,125,308

Distributions

The following tables reflect the distributions declared on shares of the Fund’s common stock during the three months ended March 31, 2020 and March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2020	3/27/2020	4/29/2020	$0.24	$3,551,533

				$3,551,533

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2019	3/27/2019	4/25/2019	$0.15	$1,057,242

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

The following tables summarize shares distributed pursuant to the DRIP during the three months ended March 31, 2020 and March 31, 2019 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2020	3/27/2020	3/31/2020	225,117	$1,931,666

				$1,931,666

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2019	3/27/2019	3/29/2019	58,319	$581,297

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

There were no shares repurchased during the three months ended March 31, 2020.

The following table summarizes shares repurchased during the three months ended March 31, 2019:

Tender Period	Payment Date	Shares	Dollar Amount	Average Price Paid Per Share(1)
2/22/2019-3/26/2019	3/28/2019	7,331	$72,668	$9.91

		7,331	$72,668	$9.91

(1)	Per share price disclosed in this column is the actual price at which each share was repurchased.

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and March 31, 2019:

	For the three months ended March 31,
	2020	2019
Net increase (decrease) in net assets from operations	$(15,497,328)	$1,382,359
Weighted average common shares outstanding	14,683,464	6,914,873
Earnings per common share-basic and diluted	$(1.06)	$0.20

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the three months ended March 31, 2020 and March 31, 2019:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Per Share Data:(1)
Net asset value, beginning of period	$9.88	$9.91
Net investment income (loss)	0.24	0.15
Net realized and unrealized gains (losses) on investments	(1.30)	0.06

Net increase (decrease) in net assets resulting from operations	(1.06)	0.21

Distributions to stockholders(2)	(0.24)	(0.15)

Net asset value, end of period	$8.58	$9.97
Shares outstanding, end of period	19,729,143	8,751,728
Total return at net asset value before incentive fees(3)(4)	(10.53)%	2.09%
Total return at net asset value after incentive fees(3)(4)	(10.72)%	2.05%

Ratio/Supplemental Data:
Net assets, end of period	$169,290,052	$87,232,764
Ratio of total expenses to weighted average net assets(5)	13.08%	12.57%
Ratio of net expenses to weighted average net assets(5)(6)	8.32%	11.71%
Ratio of net investment income (loss) before waivers to weighted average net assets(5)	5.99%	5.91%
Ratio of net investment income (loss) after waivers to weighted average net assets(5)(6)	10.75%	6.77%
Ratio of interest and credit facility expenses to weighted average net assets(5)	6.58%	7.59%
Ratio of incentive fees to weighted average net assets(4)(7)	0.49%	0.14%
Portfolio turnover rate(4)	3.75%	1.51%
Asset coverage ratio(8)	167%	161%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(4)	Not annualized.
(5)	Annualized, except for professional fees, directors’ fees, and incentive fees.
(6)

For the three months ended March 31, 2020 and March 31, 2019, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser also reimbursed the Fund for operating expenses exceeding the percentage limit as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 4.63% and 0.44% for the three months ended March 31, 2020 and March 31, 2019, respectively.

(7)	Ratio of incentive fees to weighted average net assets calculated before the voluntary waiver of incentive fees by the Adviser.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund, its current and prospective portfolio investments, its industry, its beliefs and opinions, and its assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair the Fund’s portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of the Fund’s investments in such portfolio companies;

•

such an economic downturn could disproportionately impact the companies that the Fund intends to target for investment, potentially causing the Fund to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	pandemics or other serious public health events, such as the recent global outbreak of a novel strain of the coronavirus, commonly known as “COVID-19”;

•	a contraction of available credit and/or an inability to access the equity markets could impair the Fund’s lending and investment activities;

•	interest rate volatility could adversely affect the Fund’s results, particularly if the Fund elects to use leverage as part of its investment strategy;

•	the Fund’s future operating results;

•	the Fund’s business prospects and the prospects of the Fund’s portfolio companies;

•	the Fund’s contractual arrangements and relationships with third parties;

•	the ability of the Fund’s portfolio companies to achieve their objectives;

•	competition with other entities and the Fund’s affiliates for investment opportunities;

•	the speculative and illiquid nature of the Fund’s investments;

•	the use of borrowed money to finance a portion of the Fund’s investments;

•	the adequacy of the Fund’s financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of the Fund’s portfolio companies;

•	the ability of the Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•

the Fund’s ability to qualify and maintain its qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

The following analysis of the Fund’s financial condition and results of operations should be read in conjunction with the Fund’s financial statements and the related notes thereto contained elsewhere in this Quarterly Report.

Overview

The Fund was formed on February 6, 2015 as a corporation under the laws of the State of Maryland. The Fund is structured as an externally managed, non-diversified, closed-end management investment company. The Fund was formed to invest primarily in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. The Fund commenced investment operations on November 15, 2017 (“Commencement”). The Fund is advised by AB Private Credit Investors LLC (the “Adviser”), which is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. State Street Bank and Trust Company (the “Administrator”) provides the administrative services necessary for the Fund to operate.

The Fund has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund has also elected to be treated and intends to qualify annually as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, respectively, the Fund is and will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of its assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of its taxable income and tax exempt interest.

The Fund is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Fund will remain an emerging growth company for up to five years following its initial public offering, if any, although if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, the Fund would cease to be an emerging growth company as of the following December 31. For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements.

Effects of COVID-19 on the Fund’s Results of Operations

The rapid spread of COVID-19, a novel strain of coronavirus causing respiratory illness (“COVID-19”) has resulted in temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world, which could materially disrupt the demand for the Fund’s portfolio companies’ products and services. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy and supply chains worldwide have been interrupted, slowed or rendered inoperable, with an increasing number of individuals becoming ill, subject to quarantine, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control an outbreak may require forced shutdown of the Fund’s portfolio companies’ facilities for extended or indefinite periods. The extent of the impact of the COVID-19 outbreak on the financial performance of the Fund’s current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. Adverse impacts on the Fund’s investments may have a material adverse impact on the Fund’s future net investment income, the fair value of the Fund’s portfolio investments, the Fund’s financial condition and results of operations and the financial condition of the Fund’s portfolio companies.

The Fund has had a reduction in its net asset value as of March 31, 2020, as compared to its net asset value as of December 31, 2019, which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of March 31, 2020, primarily resulted from an increase in the aggregate unrealized depreciation of the Fund’s investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic. As of March 31, 2020, the Fund is in compliance with its asset coverage requirements under the 1940 Act. In addition, the Fund is not in default of any of the covenants under the Revolving Credit Facility as of March 31, 2020. However, any continued increase in unrealized depreciation of the Fund’s investment portfolio or further significant reductions in the Fund’s net asset value as a result of the effects of the COVID-19 pandemic or otherwise, increase the risk of breaching the relevant covenants and requirements.

The Fund will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. The majority of the Fund’s exposure is within sectors that the Fund expects to be relatively insulated from the impact of COVID-19 and related social distancing measures, such as software and technology enabled services, pharmaceutical and healthcare information technology, digital infrastructure and services, and other mission critical business services. The Fund has no direct investments in commercial aviation companies, and the Fund believes that it has limited exposure to sectors currently experiencing challenges, such as gym franchises (comprising approximately 1.4% of the Fund’s portfolio as of March 31, 2020), energy (comprising approximately 5.6% of the Fund’s portfolio as of March 31, 2020) and quick service restaurants (comprising approximately 3.1% of the Fund’s portfolio as of March 31, 2020). In sectors where the Fund believes that it has modest exposure, such as health care services/practice management (comprising approximately 20.5% of the Fund’s portfolio as of March 31, 2020), the Fund is closely monitoring these companies. In these circumstances, there may be developments outside the Fund’s control requiring it to adjust its plan of operation. As such, given the dynamic nature of this situation, the Fund cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows in the future.

The Private Offering

The Fund enters into separate subscription agreements with investors providing for the private placement of its common stock (the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act,” and such offering, the “Private Offering”). Each investor makes a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement. Investors are required to make capital contributions to purchase Shares each time the Fund delivers a capital call notice, which is issued based on the Fund’s anticipated investment activities and capital needs, delivered at least 10 business days prior to the required funding date, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. Generally, purchases of the Fund’s Shares are made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment (“Remaining Commitment”), at a per-Share price equal to the net asset value per share of the Fund’s common stock subject to any adjustments. Pursuant to the Private Offering, the Fund’s initial closing occurred on September 29, 2017.

The Fund may accept additional Capital Commitments quarterly (“Subsequent Closings”) from new investors as well as existing investors that wish to increase their commitment and shareholding in the Fund. These Subsequent Closings are expected to occur on a calendar-quarter end based on investor interest as well as the state of the market and the Fund’s capacity to invest the additional capital in a reasonable period. Each Capital Commitment is for the life of the Fund or for a shorter period based on the investor’s liquidation election, subject to the Fund’s receipt of exemptive relief that would permit stockholders to liquidate their investments pursuant to transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be established.

Revenues

The Fund’s investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-sourced, privately-negotiated, secured, middle market loans. The Fund intends to primarily invest in middle market businesses based in the United States. The Fund expects that the primary use of proceeds by the companies in which the Fund invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital.

The Fund will seek to build its portfolio in a defensive manner that minimizes cyclical and correlated risks across individual names and sector verticals by targeting companies with strong underlying business models and durable intrinsic value.

The Fund will primarily hold secured loans, which encompass traditional first lien, unitranche and second lien loans, but may also invest in mezzanine, structured preferred stock and non-control equity co-investment opportunities. The Fund will seek to deliver attractive risk adjusted returns with lower volatility and low correlation relative to the public credit markets. The Adviser believes the Fund’s flexibility to invest across the capital structure and liquidity spectrum will allow the Fund to optimize investor risk-adjusted returns.

Expenses

Under the Amended and Restated Advisory Agreement, the Fund’s primary operating expenses will include the payment of fees to the Adviser, the Fund’s allocable portion of overhead expenses under the Expense Reimbursement Agreement and other operating costs described below. The Fund bears all other out-of-pocket costs and expenses of the Fund’s operations and transactions, including those relating to:

•	reasonable and documented organization and offering expenses to the extent reimbursement of such expenses is included in any future agreement with the Adviser;

•	calculating the Fund’s net asset value (including the cost and expenses of any independent valuation firm);

•

fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial (including advising with respect to the Fund’s financing strategy) and legal affairs for the Fund and in providing administrative services, monitoring the Fund’s investments and performing due diligence on the Fund’s prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance the Fund’s investments;

•	sales and purchases of the Fund’s common stock and other securities;

•	base management fees and incentive fees payable to the Adviser;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing the Fund’s securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	the Fund’s allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•

all other expenses incurred by the Fund, the Administrator or the Adviser in connection with administering the Fund’s business, including payments under the Administration Agreement and payments under the Expense Reimbursement Agreement based on the Fund’s allocable portion of the Adviser’s overhead in performing its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Portfolio and Investment Activity

During the three months ended March 31, 2020, the Fund invested $26,047,107 in 12 portfolio companies, $31,464,713 was drawn down against the revolvers and delayed draw term loans, and the Fund had $12,615,490 in aggregate amount of principal repayments, which includes $3,988,364 in revolver and delayed draw term loan paydowns, and $842,678 in sales, resulting in net investments of $44,053,652 for the period.

During the three months ended March 31, 2019, the Fund invested $57,136,514 in 11 portfolio companies, $3,587,927 was drawn down against the revolvers and delayed draw term loans, and the Fund had $2,348,789 in aggregate amount of principal repayments, which includes $1,876,665 in revolver and delayed draw term loan paydowns, and $130,771 in sales, resulting in net investments of $58,244,881 for the period.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2020:

	As of March 31, 2020
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$376,332,124	96.11%	$356,272,609	96.11%	9.63%
Second Lien Junior Secured Debt	$7,653,082	1.96%	$7,364,846	1.99%	11.42%
Preferred Stock	$5,262,132	1.34%	$5,431,410	1.46%	0%
Common Stock	$1,663,605	0.42%	$1,369,556	0.37%	0%
Warrants	$661,991	0.17%	$249,863	0.07%	0%

Total	$391,572,934	100%	$370,688,284	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$332,320,392	95.80%	$330,393,205	95.76%	8.31%
Second Lien Junior Secured Debt	$7,649,558	2.21%	$7,620,547	2.21%	10.49%
Preferred Stock	$4,648,225	1.34%	$4,861,847	1.41%	0%
Common Stock	$1,624,199	0.47%	$1,518,353	0.44%	0%
Warrants	$631,366	0.18%	$631,366	0.18%	0%

Total	$346,873,740	100%	$345,025,318	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the Fund’s investment portfolio:

	As of March 31, 2020	As of December 31, 2019
Number of portfolio companies	90	85
Percentage of debt bearing a floating rate(1)	99.9%	99.99%
Percentage of debt bearing a fixed rate(1)	0.01%	0.01%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of March 31, 2020:

	As of March 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$383,985,206	100%	$363,637,455	100%
Non-accrual	—	—	—	—

Total	$383,985,206	100%	$363,637,455	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$339,969,950	100%	$338,013,752	100%
Non-accrual	0	—	0	—

Total	$339,969,950	100%	$338,013,752	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of March 31, 2020 and as of December 31, 2019, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of March 31, 2020:

	As of March 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Debt	$376,332,124	92.28%	$356,272,609	92.08%
Second Lien Junior Secured Debt	7,653,082	1.88	7,364,846	1.90
Preferred Stock	5,262,132	1.29	5,431,410	1.40
Common Stock	1,663,605	0.41	1,369,556	0.35
Warrants	661,991	0.16	249,863	0.07
Cash and cash equivalents	16,251,625	3.98	16,251,625	4.20

Total	$407,824,559	100.00%	$386,939,909	100.00%

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Debt	$332,320,392	91.85%	$330,393,205	91.79%
Second Lien Junior Secured Debt	$7,649,558	2.11%	$7,620,547	2.11%
Preferred Stock	$4,648,225	1.28%	$4,861,847	1.35%
Common Stock	$1,624,199	0.45%	$1,518,353	0.42%
Warrants	$631,366	0.17%	$631,366	0.18%
Cash and cash equivalents	$14,931,791	4.14%	$14,931,791	4.15%

Total	$361,805,531	100%	$359,957,109	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2020 (with corresponding percentage of total portfolio investments):

	As of March 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$30,269,771	7.73%	$28,498,623	7.69%
Consumer Non-Cyclical	$19,376,867	4.95%	$18,273,162	4.93%
Digital Infrastructure & Services	$45,078,860	11.51%	$44,519,434	12.01%
Education	$10,336,590	2.64%	$10,028,786	2.71%
Energy	$21,226,631	5.42%	$16,849,586	4.55%
Financial Services	$3,371,933	0.86%	$3,276,992	0.88%
Healthcare & HCIT	$87,637,397	22.38%	$80,233,526	21.64%
Pharmaceutical	$6,227,961	1.59%	$5,915,622	1.60%
Software & Services	$155,227,853	39.64%	$152,199,431	41.05%
Specialty Finance	$2,775,000	0.71%	$2,661,178	0.72%
Transport & Logistics	$10,044,071	2.57%	$8,231,944	2.22%

	$391,572,934	100%	$370,688,284	100%

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

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the quarters ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Total investment income	$7,441,251	$3,428,832
Total expenses	6,151,628	2,698,387

Expense Reimbursement from Adviser	(89,757)	(156,418)
Waived Collateral Management Fees	(459,059)	—
Waived Management Fees	(1,227,046)	(63,171)
Waived Incentive Fees	(486,784)	(76,072)

Net investment income	3,552,269	1,026,106
Net realized and change in unrealized depreciation on investments	(19,049,597)	356,253

Net increase (decrease) in net assets resulting from operations	$(15,497,328)	$1,382,359

Investment Income

During the three months ended March 31, 2020, the Fund’s investment income was comprised of $7,052,300 of interest income, which includes $452,560 from the net amortization of premium and accretion of discounts, $206,351 of payment-in-kind interest and $182,600 of other fee income.

During the three months ended March 31, 2019, the Fund’s investment income was comprised of $3,400,195 of interest income, which includes $124,006 from the net amortization of premium and accretion of discounts, $28,637 of payment-in-kind interest.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the quarters ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Interest and borrowing expenses	$2,568,667	$1,409,152
Management fees	1,352,351	615,859
Professional fees	547,269	342,361
Collateral management fees	459,059	0
Income-based incentive fee	769,023	106,087
Administration and custodian fees	91,783	65,825
Insurance expenses	67,596	61,027
Directors’ fees	50,000	37,500
Transfer agent fees	10,758	4,662
Other expenses	235,122	55,914

Total expenses	6,151,628	2,698,387
Expense reimbursement from Adviser	(89,757)	(156,418)
Waived collateral management fees	(459,059)	0
Waived management fees	(1,227,046)	(63,171)
Waived incentive fees	(486,784)	(76,072)

Net expenses	$3,888,982	$2,402,726

Interest and Borrowing Expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility and the Notes issued in the CLO Transaction. The Fund first drew on the Revolving Credit Facility on November 15, 2017. As of March 31, 2020, there was an outstanding balance of $43,000,000 on the Revolving Credit Facility. As of December 31, 2019, the Revolving Credit Facility had an outstanding balance of $19,500,000. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities (“CLOs”), and terminated the Barclays Credit Facility. The outstanding amount on the Notes is $210,714,301, net of unamortized discount and debt issuance costs as of March 31, 2020. As of December 31, 2019, the amount outstanding on the Notes was $210,336,633, net of unamortized discount and debt issuance costs.

Interest and borrowing expenses for the three months ended March 31, 2020, were $2,568,667, and for the three months ended March 31, 2019, were $1,409,152. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 3.73% and 4.87% as of March 31, 2020 and March 31, 2019, respectively.

Management Fee

The gross management fee expenses for the three months ended March 31, 2020 and March 31, 2019 were $1,352,351 and $615,859, respectively. The increase in the management fee for the three months ended March 31, 2020 was a result of the increase in average gross assets during the period, which are the basis used to calculate management fees. For the three months ended March 31, 2020 and March 31, 2019, the Adviser waived management fees of $1,227,046 and $63,171, respectively.

Fund Expenses

For the three months ended March 31, 2020, the Fund incurred $6,151,628 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees, of which $89,757 was reimbursed by the Adviser and its affiliates on behalf of the Fund, and $1,227,046 of management fees, $486,784 of incentive fees and $459,059 of collateral management fees were waived by the Adviser.

For the three months ended March 31, 2019, the Fund incurred $2,698,387 of expenses in relation to professional fees, directors’ fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees, of which $156,418 was reimbursed by the Adviser and its affiliates on behalf of the Fund, and $63,171 of management fees and $76,072 of incentive fees were waived by the Adviser.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2020, the Fund had principal repayments of $12,615,490, which included $3,988,364 of revolver and delayed draw term loan paydowns, and $842,678 in sales, resulting in $13,369 of net realized loss.

During the three months ended March 31, 2019, the Fund had principal repayments of $2,348,789, which included $1,876,665 of revolver and delayed draw term loan paydowns, and $130,771 in sales, resulting in $1,754 of net realized loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2020, the Fund had $19,036,228 in net change in unrealized depreciation on $391,572,934 of investments in 90 portfolio companies. The increase in net unrealized depreciation for the three months ended March 31, 2020 was primarily due to the negative economic impact and the increased uncertainty caused by COVID-19.

During the three months ended March 31, 2019, the Fund had $358,007 in net change in unrealized appreciation on $196,908,013 of investments in 55 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2020 and March 31, 2019, the net decrease and increase in net assets resulting from operations was $(15,497,328) and $1,382,359, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2020 and March 31, 2019, the Fund’s per share net decrease and increase in net assets resulting from operations was $(1.06) and $0.21, respectively.

Cash Flows

For the three months ended March 31, 2020, cash increased by $1,319,834. During the same period, the Fund used $41,095,861 in operating activities, primarily as a result of purchases of investments. During the three months ended March 31, 2020, the Fund generated $42,415,695 from financing activities, primarily from issuance of common stock, and net borrowings on the Revolving Credit Facility.

For the three months ended March 31, 2019, cash increased by $16,551,969. During the same period, the Fund used $56,138,331 in operating activities, primarily as a result of purchases of investments. During the three months ended March 31, 2019, the Fund generated $72,690,300 from financing activities, primarily from issuance of common stock, and net borrowings on the Revolving Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the three months ended March 31, 2020 and March 31, 2019, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At March 31, 2020, and December 31, 2019, the Fund had $16,251,625 and $14,931,791 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

The Fund’s primary use of funds from a credit facility will be investments in portfolio companies, cash distributions to holders of its common stock and the payment of operating expenses.

In the future, the Fund may also securitize or finance a portion of the Fund’s investments with a special purpose vehicle. If the Fund undertakes a securitization transaction, the Fund will consolidate its allocable portion of the debt of any securitization subsidiary on its financial statements, and include such debt in its calculation of the asset coverage test, if and to the extent required pursuant to the guidance of the staff of the SEC.

Cash and cash equivalents as of the three months ended March 31, 2020, taken together with the Fund’s uncalled Capital Commitments of $234,905,730 and $7,000,000 undrawn amount on the Fund’s Revolving Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months. As of March 31, 2020, the Fund had $16,251,625 in cash and cash equivalents. During the three months ended March 31, 2020, the Fund used $41,095,861 for operating activities. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

The Fund has entered into Subscription Agreements with investors providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of March 31, 2020, the Fund received Capital Commitments of $418,448,516. Inception to March 31, 2020, the Fund received capital contributions to the Fund of $183,542,786.

For the three months ended March 31, 2020, the Fund received total Capital Commitments of $20,827,965, had $1,931,666 of dividend reinvestments and issued 225,117 shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $41,844,852 and issued 4,876,625 shares to investors in respect of such capital drawdowns. For the three months ended March 31, 2019, the Fund received additional capital commitments of $51,768,231, had $581,297 of dividend reinvestments and issued 58,319 shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $23,125,308 and issued 2,317,068 shares to investors in respect of such capital drawdowns.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2020	March 27, 2020	April 29, 2020	$0.24	$3,551,533

Total distributions declared			$0.24	$3,551,533

The following table summarizes distributions declared during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2019	March 27, 2019	April 25, 2019	$0.15	$1,057,242

Total distributions declared			$0.15	$1,057,242

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the three months ended March 31, 2020, the Fund distributed $3,551,533 to stockholders, of which $3,551,533 was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the three months ended March 31, 2019, the Fund distributed $1,057,242 to stockholders, of which $1,057,242 was attributable to ordinary income and $0 was attributable to long-term capital gains. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should not assume that the source of any distribution is only ordinary income or gains.

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Amended and Restated Advisory Agreement with the Adviser consist of (i) a base management fee equal to a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter and (ii) an incentive fee based on the Fund’s performance. The cost of both the base management fee and the incentive fee will ultimately be borne by the Fund’s stockholders. Under the Administration Agreement, the Fund will reimburse the Adviser an amount equal to the Fund’s allocable portion (subject to the review of the Fund’s Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement. Stockholder approval is not required to amend the Administration Agreement or Expense Reimbursement Agreement. Any new investment advisory agreement would be subject to approval by the Fund’s stockholders.

The following table shows the Fund’s contractual obligations as of March 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$43,000,000	$43,000,000	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178,200,000	$—	$—	$—	$178,200,000
Class A-2A Senior Secured Floating Rate Note	$25,000,000	$—	$—	$—	$25,000,000
Class A-2B Senior Secured Floating Rate Note	$9,950,000	$—	$—	$—	$9,950,000

The following table shows the Fund’s contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Facility	$19,500,000	$19,500,000	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178,200,000	$—	$—	$—	$178,200,000
Class A-2A Senior Secured Floating Rate Note	$25,000,000	$—	$—	$—	$25,000,000
Class A-2B Senior Secured Floating Rate Note	$9,950,000	$—	$—	$—	$9,950,000

See “Notes to Financial Statements – Note 4. Borrowings,” for a discussion of the terms of the Revolving Credit Facility and Notes.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, the Fund had unfunded Capital Commitments related to Subscription Agreements of $234,905,730 and $255,922,617, respectively.

The Fund may become a party to financial instruments with off-balance sheet risk in the normal course of the Fund’s business to fund investments and to meet the financial needs of the Fund’s portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities.

As of March 31, 2020, the Fund’s off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(86,220)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(16,166)
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	8/24/2021	$2,903,350	$(362,919)
Accelerate Resources Operating, LLC	Revolver	2/24/2026	$414,764	$(51,846)
Ahead Data Blue, LLC	Revolver	11/8/2024	$517,600	$(20,704)
American Physician Partners, LLC	Revolver	12/21/2021	$97,681	$(3,907)
AMI US Holdings, Inc.	Revolver	4/1/2024	$87,568	$(3,065)
Analogic Corporation	Revolver	6/22/2023	$195,556	$(9,778)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$—
Avetta, LLC	Revolver	4/10/2024	$494,396	$(17,304)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(109,506)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(219,012)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(38,649)
BK Medical Holding Company, Inc.	Revolver	6/22/2023	$321,733	$(12,869)
Blink Holdings, Inc.	Delayed Draw Term Loan	9/10/2021	$621,958	$(40,427)
Businesssolver.com, Inc.	Revolver	5/15/2023	$323,529	$(12,132)
Captain D’s, Inc.	Revolver	12/15/2023	$50,267	$(5,529)
CutisPharma, Inc.	Revolver	3/21/2023	$482,931	$(14,488)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,931	$(14,488)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(1,238,167)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(16,476)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(8,454)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
E2open LLC	Revolver	11/26/2024	$155,682	$(10,119)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(66,449)
Engage2Excel, Inc.	Revolver	3/7/2023	$119,353	$(13,129)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(12,186)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	5/17/2021	$839,091	$(67,127)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(22,675)
EvolveIP, LLC	Revolver	6/7/2023	$453,495	$(13,605)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(7,594)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$1,814,240	$(7,438)
Fuze, Inc.	Revolver	9/20/2024	$1,295,886	$(18,531)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(26,424)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(22,837)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(27,002)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(10,126)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$164,107	$(5,744)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$988,988	$(31,757)
INH Buyer, Inc.	Revolver	1/31/2024	$96,067	$(8,646)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$2,802,260	$(35,028)
Kaseya Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(11,122)
Kaseya Inc.	Delayed Draw Term Loan	3/4/2022	$237,545	$(5,939)
Kaseya Inc.	Revolver	5/2/2025	$3,760	$(122)
Metametrics, Inc.	Revolver	9/10/2025	$217,061	$(10,853)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(75,469)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,720	$(18,349)
Pace Health Companies, LLC	Revolver	8/2/2024	$83,252	$(4,995)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$240,285	$(24,029)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$3,288,636	$(263,091)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	1/17/2022	$585,909	$(10,253)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(2,779)
RxBenefits, Inc.	Revolver	3/29/2024	$106,616	$(5,331)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(6,020)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(83,230)
Single Digits, Inc.	Revolver	12/21/2023	$416,147	$(33,292)
Sirsi Corporation	Revolver	3/15/2024	$442,993	$(17,720)
Smartlinx Solutions, LLC	Revolver	3/4/2026	$519,484	$(14,286)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$152,035	$(8,362)
Smile Brands, Inc.	Revolver	10/12/2023	$29,445	$(1,619)
Star2star Communications, LLC	Delayed Draw Term Loan	3/11/2025	$640,576	$(12,812)
Star2star Communications, LLC	Revolver	3/13/2025	$960,864	$(19,217)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$—
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$—
Telesoft Holdings, LLC	Revolver	12/16/2025	$198,955	$(8,953)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(49,632)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(35,226)
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$20,418	$(510)
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$2,440,153	$(109,806)
Total 1st Lien/Senior Secured Debt			$54,015,513	$(3,541,540)

Total			$54,015,513	$(3,541,540)

As of December 31, 2019, the Fund’s off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$558,432	$(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	$961,256	$(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	$612,979	$(12,260)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(3,616)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$119,189	$(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	$194,118	$—
Captain D’s, Inc.	Revolver	12/15/2023	$60,466	$(604)
CutisPharma, Inc.	Revolver	3/21/2023	$482,932	$(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$1,810,522	$(17,562)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$158,064	$(3,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(2,537)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	$125,635	$(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	6/7/2023	$566,868	$(8,503)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(117,926)
Fuze, Inc.	Revolver	9/20/2024	$388,766	$(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(6,750)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$108,813	$(1,360)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	$2,365,584	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,179,466	$(77,243)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$64,919	$(1,136)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	$328,125	$(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$300,356	$(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$1,643,567	$(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	$161,139	$(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$—
Smile Brands, Inc.	Revolver	10/12/2023	$220,833	$—
Sugarcrm, Inc.	Revolver	7/31/2024	$310,244	$—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$27,828	$(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,865	$(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$656,005	$(11,480)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(20,803)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$6,659,893	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$4,535,600	$(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	$181,424	$(3,628)

Total 1st Lien/Senior Secured Debt			$71,406,720	$(1,007,901)

Total			$71,406,720	$(1,007,901)

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

Co-investment Exemptive Order

On August 6, 2018, the SEC granted the Fund relief sought in a new exemptive application that expands the co-investment exemptive relief previously granted to the Fund in October 2016 to allow the Fund to co-invest in portfolio companies with Affiliated Funds in a manner consistent with its investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, the Fund is permitted to co-invest with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and the Fund’s stockholders and do not involve overreaching in respect of the Fund or the Fund’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s stockholders and is consistent with the Fund’s investment objective and strategies. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the Order.

Credit Facility

Revolving Credit Facility

On November 15, 2017, the Fund entered into the Credit Agreement to establish the Revolving Credit Facility with HSBC as Administrative Agent and any other lender that becomes a party to the Revolving Credit Facility in accordance with the terms of the Revolving Credit Facility, as lenders.

The Maximum Commitment of the Revolving Credit Facility is $30 million. The Maximum Commitment amount may be increased upon request of the Fund to an amount agreed upon by the Fund and the Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the Administrative Agent, subject to certain terms and conditions. On January 31, 2019, the Fund increased the Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the Commitments or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Revolving Credit Facility may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments.

Borrowings under the Revolving Credit Facility bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR for the applicable Interest Period; and (ii) with respect to Reference Rate Loans, the greatest of: (x) the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate, (y) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day, the average of the quotation for such day on such transactions received by the Administrative Agent from three (3) Federal funds brokers of recognized standing selected by the Administrative Agent and, upon request of Borrowers, with notice of such quotations to the Borrowers and (z) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus one hundred ninety basis points (1.90%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

The Revolving Credit Facility is scheduled to mature on November 11, 2020, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 11, 2020; and (v) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 11, 2020.

Subject to certain terms and conditions, the Revolving Credit Facility is secured by a first priority, exclusive, perfected security interest and lien in and on all of the Fund’s right, title and interest, in, to and under, whether now existing or hereafter acquired or arising and wherever located (a) all of the Fund’s rights, titles, interests and privileges in and to the Capital Commitments, and the Capital Contributions made by its Investors, and all other rights, titles, interests, powers and privileges related to, appurtenant to or arising out of the Capital Commitments; (b) all of the Fund’s rights, titles, interests, remedies, and privileges under the Constituent Documents (i) to issue and enforce Capital Calls and pending Capital Calls, (ii) to receive and enforce Capital Contributions and (iii) relating to Capital Calls, pending Capital Calls, Capital Commitments or Capital Contributions; (c) all proceeds of any and all of the foregoing.

The Revolving Credit Facility contains customary covenants and events of default (with customary cure and notice provisions).

As of March 31, 2020, the Fund had $43,000,000 outstanding on the Revolving Credit Facility and the Fund in compliance with the terms of the Revolving Credit Facility. As of December 31, 2019, the Fund had $19,500,000 outstanding on the Revolving Credit Facility and the Fund was in compliance with the terms of the Revolving Credit Facility. The Fund intends to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$145,023	$303,967
Commitment fees	$28,258	$42,041
Amortization of financing costs	$18,646	$36,593

Total interest and debt financing expenses	$191,927	$382,601

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

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. For the three months ended March 31, 2020 and March 31, 2019, the Fund incurred no collateral management fees.

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

For the three months ended March 31, 2020 and March 31, 2019, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the three Months Ended March 31
	2020	2019
Interest and borrowing expenses	$—	$883,033
Commitment fees	—	37,214
Amortization of deferred financing costs	—	106,304

Total interest and borrowing expenses	$—	$1,026,551

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

The Adviser serves as collateral manager to the Issuer pursuant to the Collateral Management Agreement. For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the Collateral Management Agreement. For the period ended March 31, 2020, the Fund incurred a collateral management fee of $459,059, which was voluntarily waived by the Adviser.

The interest rate and outstanding borrowings under the Notes as of March 31, 2020 were as follows:

Notes	Principal Amount	Interest rate at March 31, 2020	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$176,185,732	168,371,201
Class A-2A	25,000,000	L+2.45%	24,717,415	22,404,575
Class A-2B	9,950,000	4.23%	9,811,154	9,452,679
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$210,714,301	$200,228,455

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.

The interest rate and outstanding borrowings under the Notes as of December 31, 2019 were as follows:

Notes	Principal Amount	Interest rate at December 31, 2019	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$175,875,031	178,195,723
Class A-2A	25,000,000	L+2.45%	24,673,826	24,889,050
Class A-2B	9,950,000	4.23%	9,787,776	9,916,279
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$210,336,633	$213,001,052

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.

For the three months ended March 31, 2020, the components of interest expense related to the Notes were as follows:

	For the three Months Ended March 31
	2020	2019
Interest and borrowing expenses	$1,999,072	$—
Amortization of debt issuance costs	377,668	—

Total interest and borrowing expenses	$2,376,740	$—

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

As of March 31, 2020, and December 31, 2019, the Fund had total senior securities of $253,714,301 and $229,836,633, respectively, consisting of borrowings under the Revolving Credit Facility and the Notes, and had asset coverage ratios of 167% and 163%, respectively.

Critical Accounting Policies

Valuation of Investment

The Fund measures the value of its investments at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The audit committee of the Fund’s Board (the “Audit Committee”) is also responsible for assisting the Fund’s Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Fund’s Board, with the assistance of the Adviser and its senior investment team and independent valuation firms, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the Fund’s Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Fund considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. Due to the unprecedented conditions surrounding COVID-19 spreading throughout the United States and the significant disruptions to the economy that have resulted from such spread during the three months ended March 31, 2020, the Fund undertook supplemental reviews of the fair value of its portfolio with the assistance of a third-party independent valuation firm.

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

The Fund’s investments will be primarily loans made to middle-market companies. These investments are mostly considered Level 3 assets under ASC Topic 820 because there is not usually a known or accessible market or market indices for these types of debt instruments and, thus, the Adviser’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

Investment Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Investment transactions are recorded on a trade-date basis. The Fund measures realized gains or losses from the repayment or sale of investments using the identified cost method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Fund reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Fund expects to collect such amounts. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Adviser and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.

Management and Incentive Fees

The Fund will accrue for the base management fee and incentive fee. The accrual for the incentive fee includes the recognition of the incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Amended and Restated Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

Federal Income Taxes

The Fund has elected to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. The Fund intends to distribute sufficient dividends to maintain its RIC status each year and the Fund does not anticipate paying any material federal income taxes in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Fund is subject to financial market risks, including changes in interest rates. To the extent that the Fund borrows money to make investments, the Fund’s net investment income is dependent upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invests these funds. In periods of rising interest rates, the Fund’s cost of funds would increase, which may reduce the Fund’s net investment income. Because the Fund expects that most of its investments will bear interest at floating rates, the Fund anticipates that an increase in interest rates would have a corresponding increase in the Fund’s interest income that would likely offset any increase in the Fund’s cost of funds and, thus, net investment income would not be reduced. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on the Fund’s net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in the value of the securities held by the Fund.

The Fund will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because the Fund expects that there will not be a readily available market for many of the investments in the Fund’s portfolio, the Fund expects to value many of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce the Fund’s gross investment income and could result in a decrease in the Fund’s net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that the Fund earns on any portfolio investments, a decrease in the Fund’s operating expenses, including with respect to the Fund’s income incentive fee, or a decrease in the interest rate of the Fund’s floating interest rate liabilities tied to LIBOR.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2020, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,064,012)	$(615,500)	$(448,512)
Up 100 basis points	4,256,049	2,462,000	1,794,049
Up 200 basis points	8,512,098	4,924,000	3,588,098
Up 300 basis points	12,768,147	7,386,000	5,382,147

In addition, although the Fund does not currently intend to make investments that are denominated in a foreign currency, to the extent it does, the Fund will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

The Fund may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate the Fund against adverse changes in interest rates, they may also limit the Fund’s ability to participate in benefits of lower interest rates with respect to the Fund’s portfolio of investments with fixed interest rates.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Fund carried out an evaluation, under the supervision and with the participation of the Fund’s management, including the Fund’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Fund’s President and Chief Financial Officer have concluded that the Fund’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Exchange Act.

There have been no changes in the Fund’s internal control over financial reporting that occurred during the Fund’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Fund is not currently subject to any material legal proceedings, nor, to the Fund’s knowledge, is any material legal proceeding threatened against the Fund. From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with its portfolio companies. The Fund’s business is also subject to extensive regulation, which may result in regulatory proceedings against the Fund. While the outcome of these legal proceedings cannot be predicted with certainty, the Fund does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three months ended March 31, 2020, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019 except for the following.

The Small Business Credit Availability Act allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.

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

The following table illustrates the effect of leverage on returns from an investment in the shares of common stock assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of March 31, 2020 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2020.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of March 31, 2020(1)	(18.6)%	(5.9)%	6.8%	19.5%	32.2%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(21.2)%	(6.2)%	8.8%	23.8%	38.8%

(1)

Assumes $430.6 million in total portfolio assets, $261.3 million in senior securities outstanding, $169.3 million in net assets, and an average cost of funds of 4.40%. Actual interest payments may be different.

(2)

Assumes $430.6 million in total portfolio assets, $287.1 million in senior securities outstanding, $143.5 million in net assets, and an average cost of funds of 4.40%. Actual interest payments may be different.

Economic recessions or downturns could impair the Fund’s portfolio companies and harm the Fund’s operating results.

Certain of the Fund’s portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay the Fund’s loans during these periods. Therefore, during these periods the Fund’s non-performing assets may increase and the value of the Fund’s portfolio may decrease if the Fund is required to write down the values of its investments. Adverse economic conditions also may decrease the value of collateral securing some of the Fund’s loans and the value of the Fund’s equity investments.

The Fund principally invests in floating-rate assets and incurs indebtedness on a floating-rate basis as well, and intends to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which it invests, which is currently LIBOR. Regulators in the U.K. have set a 2021 deadline for a transition away from LIBOR. The discontinuation of LIBOR creates uncertainty around the indebtedness the Fund will incur on a floating-rate basis in the future. Because the base rate of the Fund’s assets and indebtedness are expected to be same and will therefore fluctuate on largely the same basis, the increased cost of the Fund’s indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on the Fund’s floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in the Fund’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Fund’s funding costs, limit the Fund’s access to the capital markets or result in a decision by lenders not to extend credit to the Fund. Furthermore, while most of the Fund’s investments are not publicly traded, applicable accounting standards require the Fund to assume as part of its valuation process that the Fund’s investments are sold in a principal market to market participants (even if the Fund plans on holding an investment through its maturity) and impairments of the market values or fair market values of the Fund’s investments, even if unrealized, must be reflected in the Fund’s financial statements for the applicable period, which could result in significant reductions to the Fund’s net asset value for the period. These events could prevent the Fund from increasing investments and harm the Fund’s operating results.

The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of COVID-19 globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. Similarly, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility. There can be no assurance that market conditions will not worsen in the future.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize the Fund’s portfolio company’s ability to meet its obligations under the debt investments that the Fund holds and the value of any equity securities the Fund owns. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of the Fund’s loans could adversely affect the Fund’s cash flow. In addition, if one of the Fund’s portfolio companies were to go bankrupt, even though the Fund may have structured its interest as senior debt, depending on the facts and circumstances, including the extent to which the Fund actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize the Fund’s debt holding and subordinate all or a portion of the Fund’s claim to those other creditors.

The Fund is currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on the Fund’s business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase the Fund’s funding costs, limit the Fund’s access to the capital markets or result in a decision by lenders not to extend credit to the Fund. These events have limited and could continue to limit the Fund’s investment originations, limit the Fund’s ability to grow and have a material negative impact on the Fund’s operating results and the fair values of the Fund’s debt and equity investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Due to the outbreak of, and local, state and federal government responses to, the COVID-19 pandemic, the Fund availed itself of an extension to file the Quarterly Report, originally due on May 15, 2020 by filing a Current Report on Form 8-K on May 8, 2020. In taking such action, the Fund relied on the order issued by the SEC on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Exchange Act (Release No. 34-88465) (the “COVID-19 Filing Extension Order”), regarding exemptions granted to certain public companies. The COVID-19 Filing Extension Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19.

Due to the unprecedented conditions surrounding COVID-19 spreading throughout the United States and the significant disruptions to the economy that have resulted from such spread, the Fund undertook additional review of the fair value of its portfolio with the assistance of a third-party independent valuation firm. Given the time taken for this additional review of the Fund’s portfolio investments, the Fund’s preparation of the Quarterly Report was disrupted. As such, the Fund relied on the COVID-19 Filing Extension Order and made use of the 45-day grace period provided by the COVID-19 Filing Extension Order to delay the filing of the Quarterly Report.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: June 3, 2020	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 3, 2020	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)