Form 10-Q
period 2020-06-30
AB Private Credit Investors Corp
filed 2020-08-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 19,881,191.863 shares of common stock, $0.01 par value per share, outstanding as of August 14, 2020.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2020

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of June 30, 2020 (Unaudited)	As of December 31, 2019
Assets
Investments, at fair value (amortized cost of $424,962,057 and $346,873,740, respectively)	$406,213,405	$345,025,318
Cash and cash equivalents	14,365,926	14,931,791
Interest receivable	2,007,961	1,849,816
Receivable for fund shares	30,001	19,909,278
Deferred financing costs	27,664	64,959
Receivable for investments sold	22,676	286,935
Prepaid expenses	—	112,166

Total assets	$422,667,633	$382,180,263

Liabilities
Notes payable (net of unamortized discount of $28,739 and $32,835 respectively and debt issuance costs of $2,349,718 and $2,780,532, respectively)	$210,771,543	$210,336,633
Credit facility payable	31,000,000	19,500,000
Incentive fee payable	1,618,929	1,049,291
Interest and borrowings expenses payable	1,464,998	3,412,567
Distribution payable	1,251,389	964,833
Management fees payable	1,224,564	1,053,696
Professional fees payable	1,191,985	650,840
Payable to Adviser	1,008,611	355,255
Administrator and custodian fees payable	205,664	260,061
Accrued expenses and other liabilities	101,996	—
Directors’ fees payable	50,000	—
Transfer agent fees payable	12,549	9,397
Miscellaneous payable	—	25,295

Total liabilities	$249,902,228	$237,617,868

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 19,881,192 and 14,627,401 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	198,812	146,274
Paid-in capital in excess of par value	191,141,567	146,096,298
Distributable earnings (accumulated loss)	(18,574,974)	(1,680,177)

Total net assets	$172,765,405	$144,562,395

Total liabilities and net assets	$422,667,633	$382,180,263

Net asset value per share	$8.69	$9.88

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income, net of amortization/accretion	$7,282,328	$5,171,826	$14,334,628	$8,572,021
Payment-in-kind interest	155,549	33,634	361,900	62,271
Other fee income	118,711	135,341	301,311	135,341

Total investment income	7,556,588	5,340,801	14,997,839	8,769,633

Expenses:
Interest and borrowing expenses	2,018,098	2,010,568	4,586,765	3,419,720
Management fees	1,443,608	844,211	2,795,959	1,460,070
Income-based incentive fee	287,407	299,748	1,056,430	405,835
Collateral management fees	458,890	325,809	917,949	325,809
Professional fees	333,328	475,161	880,597	817,522
Administration and custodian fees	99,726	79,884	191,509	145,709
Insurance expenses	44,568	63,648	112,164	124,675
Directors’ fees	50,000	37,500	100,000	75,000
Transfer agent fees	12,549	6,437	23,307	11,099
Other expenses	159,288	159,442	394,410	215,356

Total expenses	4,907,462	4,302,408	11,059,090	7,000,795
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement	752,141	—	752,141	—
Waived collateral management fees	(458,890)	(325,809)	(917,949)	(325,809)
Expense reimbursement from Adviser	—	(259,263)	(89,757)	(415,681)
Waived management fees	(219,045)	(67,927)	(1,446,091)	(131,098)
Waived incentive fees	—	—	(486,784)	(76,072)

Net expenses	4,981,668	3,649,409	8,870,650	6,052,135

Net investment income before taxes	2,574,920	1,691,392	6,127,189	2,717,498

Net investment income	2,574,920	1,691,392	6,127,189	2,717,498

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	15,185	(10,906)	1,816	(12,660)
Net change in unrealized appreciation (depreciation) on investments	2,135,998	(310,294)	(16,900,230)	47,713

Net realized and change in unrealized gains (losses) on investment transactions	2,151,183	(321,200)	(16,898,414)	35,053

Net increase (decrease) in net assets resulting from operations	$4,726,103	$1,370,192	$(10,771,225)	$2,752,551

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.13	$0.18	$0.36	$0.33
Earnings per share (basic and diluted):	$0.24	$0.15	$(0.63)	$0.34
Weighted average shares outstanding:	19,730,814	9,360,422	17,207,139	8,144,403

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at March 31, 2020	19,729,143	$197,291	$189,821,799	$(20,729,038)	$169,290,052
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,574,920	2,574,920
Net realized gain (loss) on investments	—	—	—	15,185	15,185
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,135,998	2,135,998
Capital transactions:
Issuance of common stock	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan	152,049	1,521	1,319,768	—	1,321,289
Distributions to stockholders	—	—	—	(2,572,039)	(2,572,039)

Total increase (decrease) for the three months ended June 30, 2020	152,049	1,521	1,319,768	2,154,064	3,475,353

Net assets at June 30, 2020	19,881,192	$198,812	$191,141,567	$(18,574,974)	$172,765,405

Distributions declared per share	—	$—	$—	$0.13	$0.13

Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$144,562,395
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,127,189	6,127,189
Net realized gain (loss) on investments	—	—	—	1,816	1,816
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(16,900,230)	(16,900,230)
Capital transactions:
Issuance of common stock	4,876,625	48,766	41,796,086	—	41,844,852
Issuance of common shares pursuant to distribution reinvestment plan	377,166	3,772	3,249,183	—	3,252,955
Distributions to stockholders	—	—	—	(6,123,572)	(6,123,572)

Total increase (decrease) for the six months ended June 30, 2020	5,253,791	52,538	45,045,269	(16,894,797)	28,203,010

Net assets at June 30, 2020	19,881,192	$198,812	$191,141,567	$(18,574,974)	$172,765,405

Distributions declared per share	—	$—	$—	$0.37	$0.37

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at March 31, 2019	8,751,728	$87,517	$87,448,404	$(303,157)	$87,232,764
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,691,392	1,691,392
Net realized gain (loss) on investments	—	—	—	(10,906)	(10,906)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(310,294)	(310,294)
Capital transactions:
Issuance of common stock	1,784,087	17,841	17,945,776	—	17,963,617
Issuance of common shares pursuant to distribution reinvestment plan	91,975	920	914,884	—	915,804
Repurchase of common stock	(7,529)	(75)	(74,967)	—	(75,042)
Distributions to stockholders	—	—	—	(1,690,999)	(1,690,999)

Total increase (decrease) for the three months ended June 30, 2019	1,868,533	18,686	18,785,693	(320,807)	18,483,572

Net assets at June 30, 2019	10,620,261	$106,203	$106,234,097	$(623,964)	$105,716,336

Distributions declared per share	—	$—	$—	$0.16	$0.16

Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$63,273,710
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,717,498	2,717,498
Net realized gain (loss) on investments	—	—	—	(12,660)	(12,660)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	47,713	47,713
Capital transactions:
Issuance of common stock	4,101,155	41,012	41,047,913	—	41,088,925
Issuance of common shares pursuant to distribution reinvestment plan	150,294	1,503	1,495,598	—	1,497,101
Repurchase of common stock	(14,860)	(149)	(147,561)	—	(147,710)
Distributions to stockholders	—	—	—	(2,748,241)	(2,748,241)

Total increase (decrease) for the six months ended June 30, 2019	4,236,589	42,366	42,395,950	4,310	42,442,626

Net assets at June 30, 2019	10,620,261	$106,203	$106,234,097	$(623,964)	$105,716,336

Distributions declared per share	—	$—	$—	$0.31	$0.31

See Notes to Consolidated Unaudited Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(10,771,225)	$2,752,551

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(96,712,637)	(140,230,418)
Payment-in-kind investments	(361,900)	(62,271)
Proceeds from sales of investments and principal repayments	19,947,997	19,732,754
Net realized (gain) loss on investments	(1,816)	12,660
Net change in unrealized (appreciation) depreciation on investments	16,900,230	(47,713)
Amortization of premium and (accretion) of discount, net	(959,961)	(485,070)
Amortization of discount, debt issuance and deferred financing costs	472,205	335,472

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	264,259	(488,708)
(Increase) decrease in interest receivable	(158,145)	(752,325)
(Increase) decrease in prepaid expenses	112,166	(146,451)
Increase (decrease) in investments purchased payable	—	31,559
Increase (decrease) in management fees payable	170,868	(53,846)
Increase (decrease) in payable to Adviser	653,356	717,405
Increase (decrease) in administrator and custodian fees payable	(54,397)	5,672
Increase (decrease) in professional fees payable	541,145	(6,608)
Increase (decrease) in miscellaneous payable	(25,295)	—
Increase (decrease) in incentive fees payable	569,638	329,763
Increase (decrease) in directors’ fees payable	50,000	5,389
Increase (decrease) in transfer agent fees payable	3,152	(4,280)
Increase (decrease) in interest and borrowings expenses payable	(1,947,569)	1,309,217
Increase (decrease) in accrued expenses and other liabilities	101,996	14,146

Net cash provided by (used for) operating activities	(71,205,933)	(117,031,102)

Cash flows from financing activities
Issuance of common stock	61,724,129	53,655,735
Repurchase of common stock	—	(147,710)
Distributions paid	(2,584,061)	(879,944)
Financing costs paid	—	(899,944)
Borrowings on credit facility	62,000,000	199,300,000
Repayments of credit facility	(50,500,000)	(127,450,000)

Net cash provided by (used for) financing activities	70,640,068	123,578,137

Net increase (decrease) in cash	(565,865)	6,547,035
Cash and cash equivalents, beginning of period	14,931,791	2,510,208

Cash and cash equivalents, end of period	$14,365,926	$9,057,243

Supplemental and non-cash financing activities
Cash paid during the period for interest	$6,021,999	$1,657,483
Issuance of common shares pursuant to distribution reinvestment plan	$3,252,955	$1,497,101

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2020

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value —235.12% + * # ^

U.S. Corporate Debt —228.94%

1st Lien/Senior Secured Debt —224.61%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,670,587	$4,627,758	$4,483,764
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(10,208)	(109,506)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(5,120)	(38,649)
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,393,387	3,126,284
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,594,292	5,548,370	5,174,720
Metametrics, Inc.(2)	Business Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	217,061	205,753	184,502
Metametrics, Inc.(1)	Business Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	5,874,535	5,769,808	5,580,809
Quirch Foods Holdings, LLC(1)	Business Services	Term Loan B	6.77% (L + 5.75%)	12/19/2025	2,106,853	2,089,153	2,054,182
Single Digits, Inc.(2) (3)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(7,264)	(83,230)
Single Digits, Inc.(2)	Business Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	99,876	96,971	66,584
Single Digits, Inc.(1)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,279,243	3,253,838	3,016,903
Smile Brands, Inc.(2)	Business Services	Delayed Draw Term Loan	6.28% (L + 4.50%)	10/12/2024	480,913	476,317	446,101
Smile Brands, Inc.(2) (3)	Business Services	Revolver	6.28% (L + 4.50%)	10/12/2023	—	(1,692)	(14,014)
Smile Brands, Inc.(1)	Business Services	Term Loan	6.28% (L + 4.50%)	10/12/2024	1,631,406	1,619,366	1,541,679
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.57% (L + 5.50%; 1.00% Floor)	11/08/2024	1,181,640	1,171,317	1,093,017
Blink Holdings, Inc.(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	947,438	935,090	839,135
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.64% (L + 5.50%; 1.00% Floor)	11/08/2024	1,651,876	1,637,469	1,527,985
Captain D’s, Inc.(2)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	145,851	144,631	133,594
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	2,009,801	1,997,230	1,884,188
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	4.56% (L + 4.25%)	12/08/2025	2,372,854	2,343,943	2,135,568
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	5.31% (L + 5.00%)	07/11/2025	120,143	117,083	84,100
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	5.31% (L + 5.00%)	07/11/2025	2,021,999	2,004,459	1,819,799
Tropical Smoothie Cafe, LLC(1) (2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/24/2023	7,698,435	7,631,588	7,582,652
Tropical Smoothie Cafe, LLC(2) (3)	Consumer Non-Cyclical	Revolver	6.50% (L + 5.50%; 1.00% Floor)	09/24/2023	—	(914)	(2,025)
Tropical Smoothie Cafe, LLC(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/24/2023	1,329,838	1,320,763	1,309,890
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(43,987)	(86,220)
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(8,248)	(16,166)
5 Bars, LLC(1)	Digital Infrastructure & Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/27/2024	4,742,121	4,680,616	4,623,568

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Ahead Data Blue, LLC(2)	Digital Infrastructure & Services	Revolver	7.00% (P + 3.75%; 1.00% Floor)	11/08/2024	$147,886	$131,099	$109,435
Ahead Data Blue, LLC(1)	Digital Infrastructure & Services	Term Loan	4.93% (L + 4.75%; 1.00% Floor)	11/08/2024	5,392,648	5,296,819	5,176,942
D1 Holdings LLC(4)	Digital Infrastructure & Services	Note	10.00%	06/30/2030	33,387	32,804	—
EvolveIP, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(9,463)	(22,675)
EvolveIP, LLC(2)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	113,374	106,286	96,368
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,600,570	6,516,398	6,402,553
Fuze, Inc.(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	777,531	222,634	766,905
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Revolver	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	—	(5,481)	(18,531)
Fuze, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	11,015,029	10,968,350	10,857,514
InSite Wireless Group, LLC	Digital Infrastructure & Services	Revolver	5.14% (L + 4.54%; 0.50% Floor)	03/15/2023	460,172	455,799	454,419
InSite Wireless Group, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	5.14% (L + 4.54%; 0.50% Floor)	03/15/2023	11,185,480	11,071,891	11,022,817
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(12,070)	(12,812)
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(18,105)	(19,217)
Star2star Communications, LLC(1)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	5,431,281	5,328,429	5,322,656
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,072,793	1,060,231	1,024,517
AEG Holding Company, Inc.	Education	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,116,864	1,102,179	1,066,605
AEG Holding Company, Inc.(1)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,866,827	1,837,228	1,782,820
AEG Holding Company, Inc.(1)	Education	Term Loan	5.81% (L + 5.50%; 1.00% Floor)	11/20/2023	6,075,096	6,001,301	5,801,717
Accelerate Resources Operating, LLC(2) (3)	Energy	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(31,307)	(99,543)
Accelerate Resources Operating, LLC(2) (3)	Energy	Revolver	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(7,827)	(24,886)
Accelerate Resources Operating, LLC	Energy	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	4,989,614	4,895,691	4,690,237
BCP Raptor II, LLC(1)	Energy	Term Loan	4.93% (L + 4.75%)	11/03/2025	5,683,505	5,682,645	3,921,618
Brazos Delaware II, LLC(1)	Energy	Term Loan B	4.19% (L + 4.00%)	05/21/2025	4,024,626	3,937,101	2,716,623
Nine Point Energy, LLC(2)	Energy	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	437,500	409,533	322,700
Nine Point Energy, LLC	Energy	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	328,125	322,824	278,906
Nine Point Energy, LLC	Energy	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	4,921,875	4,840,904	4,183,594
Higginbotham Insurance Agency, Inc.	Financial Services	Incremental Term Loan	5.25% (L + 4.25%, 1.00% Floor)	12/19/2024	3,396,134	3,364,981	3,268,779
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.81% (L + 6.50%; 1.00% Floor)	12/21/2021	1,026,655	1,018,874	985,588
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	6.81% (L + 6.50%; 1.00% Floor)	12/21/2021	346,322	342,999	328,562
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	7.50% (L + 6.50%; 1.00% Floor)	12/21/2021	5,439,699	5,395,706	5,222,111
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	7.50% (L + 6.50%; 1.00% Floor)	12/21/2021	1,177,063	1,168,799	1,129,981
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan D	7.50% (L + 6.50%; 1.00% Floor)	12/21/2021	2,184,851	1,990,823	2,097,457
Analogic Corporation(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,426)	(10,694)
Analogic Corporation(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,128,194	2,099,839	2,021,785
Azurity Pharmaceuticals, Inc.(2) (3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.84% (L + 5.25%; 1.00% Floor)	03/21/2023	—	(6,014)	(14,488)
Azurity Pharmaceuticals, Inc.(2) (3) (5)	Healthcare & HCIT	Revolver	6.84% (L + 5.25%; 1.00% Floor)	03/21/2023	—	(6,014)	(14,488)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Azurity Pharmaceuticals, Inc.(1) (5)	Healthcare & HCIT	Term Loan	6.84% (L + 5.25%; 1.00% Floor)	03/21/2023	$7,292,268	$7,198,272	$7,073,500
BK Medical Holding Company, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,808)	(19,304)
BK Medical Holding Company, Inc.	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,995,330	2,968,307	2,815,611
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	6.78% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(19,670)	(295,053)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	6.78% (L + 5.75%; 1.00% Floor)	03/21/2024	528,188	520,184	380,295
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	6.78% (L + 5.75%; 1.00% Floor)	03/21/2024	4,309,392	4,243,175	3,102,762
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	5.18% (L + 5.00%)	05/15/2026	1,067,934	1,050,055	972,582
Ethos Veterinary Health LLC(1)	Healthcare & HCIT	Term Loan	5.18% (L + 5.00%)	05/15/2026	2,303,304	2,283,060	2,188,139
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	—	(5,947)	(7,316)
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	7,991,389	7,844,803	7,831,561
INH Buyer, Inc.(2)	Healthcare & HCIT	Revolver	8.50% (L + 6.50%; 1.00% PIK, 1.00% Floor)	01/31/2024	110,072	107,814	91,519
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 1.00% PIK, 1.00% Floor)	01/31/2025	8,636,847	8,531,046	7,859,531
Kindeva Drug Delivery L.P.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	—	(34,962)	(36,133)
Kindeva Drug Delivery L.P.(1)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,898,541	15,508,713	15,501,077
OMH-HealthEdge Holdings, LLC(2) (3)	Healthcare & HCIT	Revolver	6.57% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(8,933)	(18,349)
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.57% (L + 5.50%; 1.00% Floor)	10/24/2025	3,756,062	3,679,449	3,605,819
Pace Health Companies, LLC(2) (3)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(5,168)	(37,001)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,386,103	5,340,001	5,062,936
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(49,787)	(213,761)
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	322,749	318,996	301,771
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	4.61% (L + 4.25%; 1.00% Floor)	05/18/2023	6,298,482	6,202,476	5,889,080
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(3,740)	(10,253)
Pinnacle Treatment Centers, Inc.(2) (6)	Healthcare & HCIT	Revolver	8.25% (P + 5.00%; 1.00% Floor)	12/31/2022	102,534	99,859	96,675
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	4,237,218	4,201,150	4,152,474
Platinum Dermatology Partners, LLC (7)	Healthcare & HCIT	General Delayed Draw Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	1,440,179	1,412,137	1,116,139
Platinum Dermatology Partners, LLC (8)	Healthcare & HCIT	Revolver	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	504,852	495,419	391,261
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	1,983,486	1,944,440	1,537,202
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	3,159,721	3,123,775	2,448,784
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	4.93% (L + 4.75%; 1.00% Floor)	06/09/2025	3,954,691	3,921,057	3,737,183
The Center for Orthopedic and Research Excellence, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/15/2025	345,266	329,337	292,613
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/15/2025	—	(10,454)	(25,895)
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/15/2025	4,968,809	4,892,306	4,782,479

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Theranest, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	$2,757,429	$2,715,263	$2,669,829
Theranest, LLC	Healthcare & HCIT	Revolver	7.25% (P + 4.00%; 1.00% Floor)	07/24/2023	428,571	423,278	415,714
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.04% (L + 5.00%; 1.00% Floor)	07/24/2023	2,985,000	2,946,298	2,895,450
ZBS Alliance Animal Health, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	2,594,363	2,513,207	2,390,261
ZBS Alliance Animal Health, LLC	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	680,340	668,022	649,725
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	2,707,753	2,658,528	2,585,904
RxBenefits, Inc.(2)	Pharmaceutical	Revolver	6.00% (L + 5.00%; 1.00% Floor)	03/29/2024	469,151	464,809	440,363
RxBenefits, Inc.(1)	Pharmaceutical	Term Loan A	5.36% (L + 5.00%; 1.00% Floor)	03/28/2025	5,665,749	5,665,749	5,382,461
Alphasense, Inc.(2) (3)	Software & Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	—	(12,252)	(12,493)
Alphasense, Inc.	Software & Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	7,269,628	7,167,524	7,165,519
AMI US Holdings, Inc.(2)	Software & Services	Revolver	6.39% (L + 5.25%; 1.00% Floor)	04/01/2024	1,007,037	990,160	974,198
AMI US Holdings, Inc.(1)	Software & Services	Term Loan	6.34% (L + 5.25%; 1.00% Floor)	04/01/2025	8,215,010	8,079,136	7,968,560
Avetta, LLC(1)	Software & Services	Incremental Term Loan B	6.82% (L + 5.75%; 1.00% Floor)	04/10/2024	4,305,017	4,235,826	4,154,341
Avetta, LLC(2)	Software & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/10/2024	247,198	240,918	229,894
Avetta, LLC(1)	Software & Services	Term Loan	6.82% (L + 5.75%; 1.00% Floor)	04/10/2024	3,270,432	3,198,662	3,155,967
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,464	376,588
Businesssolver.com, Inc.(2) (3)	Software & Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(3,811)	(9,706)
Businesssolver.com, Inc.(1)	Software & Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,556,102	2,510,588
Businesssolver.com, Inc.	Software & Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,364,860	1,348,336
Degreed, Inc.	Software & Services	Delayed Draw Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,924,689	2,857,211	2,874,092
Degreed, Inc.	Software & Services	Revolver	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	417,813	414,526	410,585
Degreed, Inc.(1)	Software & Services	Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,209,888	2,189,784
Dispatch Track, LLC(2)	Software & Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	132,849	128,794	117,753
Dispatch Track, LLC(1)	Software & Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,957,485	5,736,663
Drilling Info Holdings, Inc.(1)	Software & Services	Term Loan	4.43% (L + 4.25%)	07/30/2025	3,378,050	3,366,241	3,141,587
E2open LLC(2) (3)	Software & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	—	(3,446)	(20,239)
E2open LLC(1)	Software & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	4,920,112	4,862,610	4,600,305
Engage2Excel, Inc.(1) (2) (9)	Software & Services	Revolver	9.90% (L + 6.00%; 2.00% PIK;1.00% Floor)	03/07/2023	257,559	253,351	224,579
Engage2Excel, Inc.(1)	Software & Services	Term Loan	9.90% (L + 6.00%; 2.00% PIK;1.00% Floor)	03/07/2023	2,955,075	2,918,603	2,696,506
Engage2Excel, Inc.(1)	Software & Services	Term Loan	9.90% (L + 6.00%; 2.00% PIK;1.00% Floor)	03/07/2023	1,025,287	1,010,369	935,574
EnterpriseDB Corporation(2) (3)	Software & Services	Revolver	6.25% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	—	(11,115)	(12,186)
EnterpriseDB Corporation(1)	Software & Services	Term Loan	6.25% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	7,859,137	7,730,619	7,721,602
Exterro, Inc.(1)	Software & Services	Initial Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,757,120	2,779,483
Exterro, Inc.(2) (3)	Software & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(4,371)	(1,650)
Exterro, Inc.(1)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,707,247	5,780,077
Finalsite Holdings, Inc.(2) (3)	Software & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(3,147)	(7,594)
Finalsite Holdings, Inc.(1)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/25/2024	3,316,156	3,272,798	3,216,671
Genesis Acquisition Co.(2)	Software & Services	Delayed Draw Term Loan	4.31% (L + 4.00%)	07/31/2024	40,395	37,508	13,574
Genesis Acquisition Co.	Software & Services	Revolver	4.31% (L + 4.00%)	07/31/2024	202,400	199,596	185,702
Genesis Acquisition Co.(1)	Software & Services	Term Loan	4.31% (L + 4.00%)	07/31/2024	1,355,819	1,336,405	1,243,964
GS AcquisitionCo, Inc.	Software & Services	Delayed Draw Term Loan	6.83% (L + 5.75%; 1.00% Floor)	05/24/2024	1,437,260	1,437,260	1,386,956
GS AcquisitionCo, Inc.(2)	Software & Services	Revolver	6.83% (L + 5.75%; 1.00% Floor)	05/24/2024	131,286	127,241	117,884
GS AcquisitionCo, Inc.(2) (3)	Software & Services	Second Supplemental Delayed Draw Term Loan	6.83% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,922)	(20,091)
GS AcquisitionCo, Inc.(1)	Software & Services	Term Loan	6.83% (L + 5.75%; 1.00% Floor)	05/24/2024	3,544,622	3,506,797	3,420,561
Kaseya Inc.(2) (3) (10)	Software & Services	Delayed Draw Term Loan	8.09% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	—	(1,996)	(5,939)
Kaseya Inc.(2) (10)	Software & Services	Delayed Draw Term Loan	8.09% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	70,648	65,671	57,845
Kaseya Inc.(2) (10)	Software & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	372,230	369,161	360,011

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Kaseya Inc.(1) (10)	Software & Services	Term Loan	8.09% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	$4,879,022	$4,836,628	$4,720,453
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	654,317	652,523	637,959
Ministry Brands, LLC(1)	Software & Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,128,743	3,120,214	3,050,524
Real Capital Analytics, Inc.(1)	Software & Services	First Supplemental Term Loan	6.91% (L + 5.00%; 1.00% Floor)	10/02/2024	3,019,297	3,005,820	2,958,911
Real Capital Analytics, Inc.(2) (3)	Software & Services	Revolver	6.91% (L + 5.00%, 1.00% Floor)	10/02/2024	—	(3,002)	(13,895)
Real Capital Analytics, Inc.(1)	Software & Services	Term Loan	6.91% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,841,999	4,765,915
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(13,179)	(13,263)
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(8,786)	(8,842)
Rep Tec Intermediate Holdings, Inc.	Software & Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	4,185,325	4,102,150	4,101,618
Selligent, Inc.(2) (3) (11)	Software & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,025)	(6,020)
Selligent, Inc.(11)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/05/2024	1,897,437	1,875,628	1,840,514
Sirsi Corporation(2) (3)	Software & Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(6,314)	(22,150)
Sirsi Corporation(1)	Software & Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	8,794,104	8,689,644	8,442,340
Smartlinx Solutions, LLC(2) (3)	Software & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(4,923)	(14,286)
Smartlinx Solutions, LLC(1)	Software & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,764,808	5,654,773	5,606,276
Sugarcrm, Inc.	Software & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	310,244	306,463	307,917
Sugarcrm, Inc.(1)	Software & Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	3,600,024	3,552,967	3,573,024
Summit Infrastructure Group, Inc.(2) (3)	Software & Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(16,805)	—
Summit Infrastructure Group, Inc.(2) (3)	Software & Services	Revolver	5.00% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(8,411)	—
Summit Infrastructure Group, Inc.(1)	Software & Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	03/15/2024	6,987,429	6,876,963	6,987,429
Swiftpage, Inc.	Software & Services	Revolver	6.63% (L + 5.50%; 1.00% Floor)	06/13/2023	225,317	222,634	217,430
Swiftpage, Inc.	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,484,115	2,453,004	2,397,171
Swiftpage, Inc.	Software & Services	Term Loan A	6.63% (L + 5.50%; 1.00% Floor)	06/13/2023	228,636	225,319	220,634
Symplr Software, Inc.	Software & Services	Revolver	5.81% (L + 5.50%)	11/30/2023	296,459	293,342	278,671
Symplr Software, Inc.(1)	Software & Services	Term Loan	6.57% (L + 5.50%)	11/28/2025	5,727,834	5,656,487	5,384,164
Telesoft Holdings, LLC(2) (3)	Software & Services	Revolver	7.00% (L + 6.00%, 1.00% Floor)	12/16/2025	—	(12,255)	(26,859)
Telesoft Holdings, LLC	Software & Services	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/16/2025	5,953,743	5,829,835	5,685,824
TRGRP, Inc.(1)	Software & Services	Incremental Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,084,976	1,068,207	1,052,426
TRGRP, Inc.	Software & Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	335,463	330,982	325,399
TRGRP, Inc.(1)	Software & Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,855,487	4,787,239	4,709,822
Velocity Purchaser Corporation(2) (3)	Software & Services	Revolver	6.31% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(1,912)	—
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	660,247	651,959	660,247
Velocity Purchaser Corporation(1) (12)	Software & Services	Term Loan	6.31% (L + 6.00%; 1.00% Floor)	12/01/2022	2,655,701	2,628,704	2,655,701
Watermark Insights, LLC(1)	Software & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	326,217	324,587	306,644
Watermark Insights, LLC(1)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2024	2,599,442	2,581,388	2,443,476
Purchasing Power, LLC(1)	Specialty Finance	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,739,526	2,701,764	2,588,852
Dillon Logistics, Inc.(2)	Transport & Logistics	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	272,033	267,547	105,232
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	9.31% (L + 3.00%; 5.00% PIK, 1.00% Floor)	12/11/2023	2,762,612	2,676,350	1,629,389
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	9.31% (L + 3.00%; 5.00% PIK, 1.00% Floor)	12/11/2023	1,213,950	1,176,004	715,988
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	5.17% (L + 5.00%)	12/21/2023	5,752,019	5,699,659	5,608,218

Total U.S. 1st Lien/Senior Secured Debt						406,334,717	388,051,428

2nd Lien/Junior Secured Debt —4.33%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	7.68% (L + 7.50%)	04/17/2026	1,230,107	1,206,612	1,131,698

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Services	Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	$6,537,710	$6,449,680	$6,341,579

Total 2nd Lien/Junior Secured Debt						7,656,292	7,473,277

Total U.S. Corporate Debt						413,991,009	395,524,705
Canadian Corporate Debt - 1.59%
1st Lien/Senior Secured Debt - 1.59%
McNairn Holdings Ltd.(1) (11) (13)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$844,082	$836,342	$810,319
Nuvei Technologies Corp.(1) (11)	Business Services	Initial U.S. Term Loan Commitment	6.00% (L + 5.00%; 1.00% Floor)	09/29/2025	2,015,143	2,010,971	1,939,575

Total Canadian 1st Lien/Senior Secured Debt						2,847,313	2,749,894

Total Canadian Corporate Debt						2,847,313	2,749,894

Portfolio Company				Industry	Shares	Cost	Fair Value
U.S. Preferred Stock - 3.42%
Concerto, LLC(14) (15)				Healthcare & HCIT	65,614	$349,977	$349,977
Health Platforms Group, Inc.(15)				Healthcare & HCIT	16,502	90,761	90,761
Datarobot, Inc.(15)				Software & Services	38,190	289,278	289,278
Degreed, Inc.(15)				Software & Services	43,819	278,541	377,720
Heap(15)				Software & Services	189,617	696,351	696,351
Netskope, Inc.(15)				Software & Services	36,144	302,536	302,536
Phenom People, Inc.(15)				Software & Services	35,055	220,610	220,612
Protoscale Rubrik(15)				Software & Services	25,397	598,212	598,201
Punchh(15)				Software & Services	24,262	275,337	275,337
Samsara Networks, Inc.(15)				Software & Services	33,451	369,998	369,998
Symplr Software Intermediate Holdings, Inc.(15)				Software & Services	1,196	1,160,532	1,265,876
Workfront, Inc.(15)				Software & Services	104,058	999,997	1,080,122

Total U.S. Preferred Stock						5,632,130	5,916,769
U.S. Common Stock - 1.01%
Neutral Connect, LLC(15) (16)				Digital Infrastructure & Services	396,513	439,931	406,704
Leeds FEG Investors, LLC(15)				Education	320	321,309	331,161
INH Group Holdings(15)				Healthcare & HCIT	484,552	484,552	358,568
Aggregator, LLC(15)				Software & Services	417,813	417,813	509,732
American Safety Holding Corp.(15) (17)				Software & Services	130,824	130,824	130,824

Total U.S. Common Stock						1,794,429	1,736,989
U.S. Warrants - 0.16%
Fuze, Inc., Warrants expire 09/20/2029(15)				Digital Infrastructure & Services	196,328	615,168	190,438
Alphasense, LLC, Warrants expire 05/29/2027(15)				Software & Services	38,346	35,185	35,185
Degreed, Inc., Warrants expire 05/31/2026(15)				Software & Services	26,294	46,823	59,425

Total U.S. Warrants						697,176	285,048

TOTAL INVESTMENTS - 235.12%(18)						$424,962,057	$406,213,405

LIABILITIES IN EXCESS OF OTHER ASSETS—(135.12%)							$(233,448,000)

NET ASSETS—100.00%							$172,765,405

+

As of June 30, 2020, qualifying assets represented 98.43% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of June 30, 2020, rates for weekly 1M L, 2M L, 3M L and 6M L are 0.16%, 0.23%, 0.30% and 0.37%, respectively. As of June 30, 2020, the U.S. Prime rate was 3.25%.

See Notes to Unaudited Consolidated Financial Statements

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

See Notes to Unaudited Consolidated Financial Statements

(3)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(4)

Investment was on non-accrual status (PIK only) as of June 30, 2020, meaning that the Fund has ceased recognizing interest income on these investments. As of June 30, 2020, debt investments on non-accrual status represented 0.01% and 0.0% of total investments on an amortized cost basis and fair value basis, respectively.

(5)	CutisPharma, Inc. has been renamed to Azurity Pharmaceuticals, Inc. in 2020.
(6)	$29,295 of the funded par amount accrues interest at 7.25% (L + 6.25%).
(7)	$294,340 of the funded par amount accrues interest at 10.50% (P + 2.00%; 5.25% PIK).
(8)	$125,365 of the funded par amount accrues interest at 9.25% (L + 3.00%; 5.25% PIK).
(9)	$125,635 of the funded par amount accrues interest at 8.75% (P + 5.50%).
(10)	Rhode Holdings, Inc. has been renamed to Kaseya Inc. in 2020.
(11)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(12)	$11,458 of the funded par amount accrues interest at 8.25% (P + 5.00%).
(13)	JHMCRN Holdings, Inc. has been renamed to McNairn Holdings Ltd. in 2020.
(14)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(15)	Non-income producing investment.
(16)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.
(17)	Position or portion thereof is held by REP Coinvest II Tec, LP which is held by ABPCIC Equity Holdings, LLC.
(18)

Aggregate gross unrealized appreciation for federal income tax purposes is $1,359,113; aggregate gross unrealized depreciation for federal income tax purposes is $20,107,765. Net unrealized depreciation is $18,748,652 based upon a tax cost basis of $424,962,057.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2019

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value—238.67% + * # ^
U.S. Corporate Debt—231.87%
1st Lien/Senior Secured Debt—226.60%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,682,293	$4,636,124	$4,635,470
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	3,435,477	3,388,842	3,383,945
BEP Borrower Holdco, LLC(2)(3)	Business Services	Revolver	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(5,753)	(6,442)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan B	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(22,949)	(25,766)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(11,474)	(12,883)
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	09/06/2024	5,622,980	5,572,024	5,568,438
Metametrics, Inc.(1)	Business Services	Term Loan	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	5,904,056	5,790,820	5,785,975
Metametrics, Inc.(2)(3)	Business Services	Revolver	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	—	(12,365)	(13,024)
Quirch Foods Holdings, LLC(1)	Business Services	Term Loan B	7.93% (L + 6.00%)	12/19/2025	2,117,548	2,098,488	2,096,372
Single Digits, Inc.(1)	Business Services	Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	3,295,889	3,267,258	3,262,930
Single Digits, Inc.(2)(3)	Business Services	Revolver	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(3,315)	(4,161)
Single Digits, Inc.(2)(3)	Business Services	Delayed Draw Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(8,290)	(10,404)
Smile Brands, Inc.(1)	Business Services	Term Loan	6.70% (L + 4.50%)	10/12/2024	1,639,688	1,626,385	1,639,688
Smile Brands, Inc.(2)	Business Services	Revolver	8.25% (P + 3.50%)	10/12/2023	33,974	32,034	33,974
Smile Brands, Inc.(2)	Business Services	Delayed Draw Term Loan	6.70% (L + 4.50%)	10/12/2024	301,121	296,019	301,121
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	6.19% (L + 4.25%)	12/08/2025	2,429,318	2,397,496	2,392,878
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,660,261	1,644,369	1,643,658
Blink Holdings, Inc.(1)(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,068,410	1,057,010	1,056,534
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	12/15/2023	2,003,178	1,988,982	1,983,146
Captain D’s, Inc.(2)(5)	Consumer Non-Cyclical	Revolver	8.25% (P + 3.50%, 1.00% Floor)	12/15/2023	134,587	133,209	132,636
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Term Loan	8.93% (L + 7.00%; 1.00% Floor)	04/10/2023	962,223	949,192	945,384
Lucky Bucks, LLC(1)(2)(6)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.91% (L + 7.00%; 1.00% Floor)	04/10/2023	1,043,095	1,028,456	1,023,705
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.80% (L + 5.00%)	07/11/2025	2,032,211	2,013,134	2,011,889
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.74% (L + 5.00%)	07/11/2025	60,071	56,721	56,467
Tropical Smoothie Cafe, LLC(1)	Consumer Non-Cyclical	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	1,343,338	1,332,936	1,343,338
Tropical Smoothie Cafe, LLC(2)	Consumer Non-Cyclical	Revolver	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,526	38,574
Tropical Smoothie Cafe, LLC(2)(3)	Consumer Non-Cyclical	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	—	(65,980)	—
Ahead Data Blue, LLC(1)	Digital Infrastructure & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	5,447,119	5,340,940	5,338,177

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Ahead Data Blue, LLC(2)(3)	Digital Infrastructure & Services	Revolver	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	—	(18,666)	(19,225)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	$6,633,822	$6,536,708	$6,534,315
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(8,269)	(8,503)
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(11,028)	(11,337)
5 Bars, LLC	Digital Infrastructure & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	4,742,121	4,674,290	4,670,990
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(9,197)	(9,700)
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(49,051)	(51,732)
D1 Holdings LLC	Digital Infrastructure & Services	Note	7.00%	06/26/2020	32,241	32,241	32,241
Fuze, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	11,015,029	10,961,643	10,513,845
Fuze, Inc.(2)	Digital Infrastructure & Services	Revolver	10.00% (P + 5.25%; 1.00% Floor)	09/20/2024	907,120	901,003	848,157
Fuze, Inc.(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	—	(586,835)	(117,926)
InSite Wireless Group, LLC(1)(2)	Digital Infrastructure & Services	Term Loan	6.28% (L + 4.52%; 0.50% Floor)	03/15/2023	6,833,574	6,700,275	6,670,911
InSite Wireless Group, LLC	Digital Infrastructure & Services	Revolver	6.32% (L + 4.52%; 0.50% Floor)	03/15/2023	460,172	455,073	454,419
AEG Holding Company, Inc.(1)	Education	Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,876,255	1,842,769	1,838,730
AEG Holding Company, Inc.(1)	Education	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	11/20/2023	6,106,250	6,022,723	5,984,125
AEG Holding Company, Inc.(2)	Education	Revolver	7.72% (L + 6.00%; 1.00% Floor)	11/20/2023	558,432	541,763	536,095
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,078,211	1,063,994	1,056,647
BCP Raptor II, LLC(1)(7)	Energy	Term Loan	6.55% (L + 4.75%)	11/03/2025	5,712,209	5,711,278	5,255,233
Brazos Delaware II, LLC(1)(7)	Energy	Term Loan B	5.79% (L + 4.00%)	05/21/2025	4,045,160	3,949,599	3,441,743
Nine Point Energy, LLC(1)	Energy	Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	4,921,875	4,832,047	4,823,438
Nine Point Energy, LLC(1)(2)(3)	Energy	Revolver	7.21% (L + 5.50%; 1.00% Floor)	06/07/2024	—	(5,998)	(6,562)
Nine Point Energy, LLC(1)(2)	Energy	Delayed Draw Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	437,500	406,186	402,500
Higginbotham Insurance Agency, Inc.	Financial Services	Incremental Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	1,047,616	1,037,219	1,037,140
Higginbotham Insurance Agency, Inc.(2)	Financial Services	Delayed Draw Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	—	—	—
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/24/2025	3,774,984	3,692,206	3,690,047
OMH-HealthEdge Holdings, LLC(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(9,940)	(10,321)
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	2,721,360	2,668,061	2,666,933
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.04% (L + 4.25%; 1.00% Floor)	11/08/2025	498,916	485,603	485,309
ZBS Alliance Animal Health, LLC(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	—	(88,520)	(90,712)
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,203,704	1,192,634	1,191,667

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	$5,562,816	$5,503,929	$5,507,188
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	177,601	173,200	173,161
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,049,891	1,039,517	1,039,392
Analogic Corporation(1)	Healthcare & HCIT	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	06/24/2024	2,937,163	2,891,148	2,893,987
Analogic Corporation(2)	Healthcare & HCIT	Revolver	7.80% (L + 6.00%; 1.00% Floor)	06/22/2023	28,696	24,667	24,678
CutisPharma, Inc.(1)	Healthcare & HCIT	Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	7,292,268	7,183,139	7,164,653
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
Delaware Valley Management Holdings, Inc.(1)	Healthcare & HCIT	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	4,414,146	4,337,516	4,325,863
Delaware Valley Management Holdings, Inc.(2)	Healthcare & HCIT	Revolver	7.50% (L + 5.75%; 1.00% Floor)	03/21/2024	368,816	359,862	358,278
Delaware Valley Management Holdings, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(69,365)	(105,376)
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Term Loan	6.80% (L + 5.00%)	05/15/2026	3,382,870	3,343,496	3,340,651
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	570,916	559,588	559,497
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	1,998,132	1,966,554	1,958,169
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(3,098)	(4,050)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,656)	(5,709)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,175)	(6,750)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2025	8,643,765	8,528,135	8,514,109
INH Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2024	—	(2,542)	(3,088)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	5,413,237	5,362,021	5,359,104
Pace Health Companies, LLC(2)(3)	Healthcare & HCIT	Revolver	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(5,789)	(6,167)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	05/18/2023	6,319,034	6,207,891	6,192,653
Pinnacle Dermatology Management, LLC(2)(3)	Healthcare & HCIT	Revolver	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(6,377)	(9,368)
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	1,499,395	1,455,846	1,436,536
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	8.24% (L + 6.25%; 1.00% Floor)	01/03/2023	3,147,110	3,107,800	2,911,076
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	1,959,465	1,934,744	1,812,505
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	498,592	492,422	461,197
Platinum Dermatology Partners, LLC(1)(9)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	8.20% (L + 6.25%; 1.00% Floor)	01/03/2023	1,422,407	1,404,839	1,315,726
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	6.46% (L + 4.75%; 1.00% Floor)	06/09/2025	3,974,715	3,938,087	3,934,968
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	4,993,841	4,910,901	4,906,449
The Center for Orthopedic and Research Excellence, Inc.(2)	Healthcare & HCIT	Revolver	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	34,527	23,105	22,442

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
The Center for Orthopedic and Research Excellence, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	$—	$(14,181)	$(15,105)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	3,000,000	2,955,526	2,940,000
Theranest, LLC(2)(3)	Healthcare & HCIT	Revolver	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(6,143)	(8,571)
Theranest, LLC(1)(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	1,613,143	1,577,054	1,568,143
RxBenefits, Inc.(1)	Pharmaceutical	Term Loan A	7.17% (L + 5.25%; 1.00% Floor)	03/28/2025	5,777,984	5,777,984	5,720,204
RxBenefits, Inc.(2)(3)	Pharmaceutical	Revolver	7.17% (L + 5.25%; 1.00% Floor)	03/29/2024	—	(4,900)	(5,758)
Dispatch Track, LLC(1)	Software & Services	Term Loan	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,948,735	5,948,014
Dispatch Track, LLC(2)	Software & Services	Revolver	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	132,849	128,320	128,320
Real Capital Analytics, Inc.(1)	Software & Services	Term Loan	7.09% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,839,901	4,838,862
Real Capital Analytics, Inc.(2)	Software & Services	Revolver	6.90% (L + 5.00%, 1.00% Floor)	10/02/2024	555,792	552,482	552,318
Real Capital Analytics, Inc.	Software & Services	First Supplemental Term Loan	6.71% (L + 5.00%, 1.00% Floor)	10/02/2024	3,019,297	3,004,200	3,004,200
Telesoft Holdings, LLC	Software & Services	Term Loan	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	5,968,665	5,834,630	5,834,370
Telesoft Holdings, LLC(2)(3)	Software & Services	Revolver	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(13,366)	(13,430)
AMI US Holdings, Inc.(1)	Software & Services	Term Loan	7.19% (L + 5.50%; 1.00% Floor)	04/01/2025	8,256,605	8,108,278	8,091,473
AMI US Holdings, Inc.(2)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	04/01/2024	481,626	462,683	459,734
Avetta, LLC(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	3,287,118	3,206,937	3,221,375
Avetta, LLC(2)(3)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(7,093)	(9,888)
Avetta, LLC(1)	Software & Services	Incremental Term Loan B	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	4,326,814	4,249,497	4,240,278
Avetta, LLC(2)(3)	Software & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(11,111)	(12,360)
Broadway Technology, LLC(1)	Software & Services	Term Loan	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	4,444,603	4,365,514	4,355,711
Broadway Technology, LLC(2)(3)	Software & Services	Revolver	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	—	(6,544)	(7,677)
Businesssolver.com, Inc.(1)	Software & Services	Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,551,360	2,588,235
Businesssolver.com, Inc.(2)(10)	Software & Services	Revolver	9.30% (L + 7.50%; 1.00% Floor)	05/15/2023	129,412	124,990	129,412
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,043	388,235
Degreed, Inc.(1)	Software & Services	Term Loan	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,207,938	2,189,784
Degreed, Inc.(2)(3)	Software & Services	Revolver	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	—	(3,698)	(7,228)
Degreed, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.06% (L + 6.35%; 1.00% Floor)	05/31/2024	1,114,167	1,068,684	1,085,798
Drilling Info Holdings, Inc.(1)(7)	Software & Services	Term Loan	6.05% (L + 4.25%)	07/30/2025	3,395,236	3,382,377	3,395,236
E2open LLC(1)	Software & Services	Term Loan	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	4,944,898	4,881,721	4,895,449
E2open LLC(2)(3)	Software & Services	Revolver	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	—	(3,830)	(3,114)
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.42% (L + 6.50%; 1.00% Floor)	03/07/2023	1,030,478	1,013,050	1,009,868
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.71% (L + 6.50%; 1.00% Floor)	03/07/2023	2,970,191	2,927,623	2,910,787
Engage2Excel, Inc.(1)(2)(11)	Software & Services	Revolver	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	251,270	246,280	243,732

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Engage2Excel, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	$—	$(5,481)	$(6,645)
EnterpriseDB Corporation(1)	Software & Services	Term Loan	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	7,829,259	7,687,008	7,711,820
EnterpriseDB Corporation(2)(3)	Software & Services	Revolver	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	—	(12,478)	(10,445)
Exterro, Inc.(1)	Software & Services	Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	5,945,987	5,834,920	5,916,257
Exterro, Inc.(2)(3)	Software & Services	Revolver	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(4,915)	(1,650)
Exterro, Inc.(1)	Software & Services	Initial Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	2,866,875	2,825,603	2,852,541
Finalsite Holdings, Inc.(1)	Software & Services	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	3,333,032	3,285,122	3,283,036
Finalsite Holdings, Inc.(2)(3)	Software & Services	Revolver	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(3,509)	(3,797)
Genesis Acquisition Co.(1)	Software & Services	Term Loan	5.69% (L + 3.75%)	07/31/2024	1,362,701	1,341,127	1,335,447
Genesis Acquisition Co.(2)	Software & Services	Revolver	5.69% (L + 3.75%)	07/31/2024	70,840	67,715	66,792
Genesis Acquisition Co.(2)(3)	Software & Services	Delayed Draw Term Loan	5.69% (L + 3.75%)	07/31/2024	—	(2,804)	(3,645)
GS AcquisitionCo, Inc.(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	2,716,747	2,685,271	2,682,788
GS AcquisitionCo, Inc.(2)	Software & Services	Second Supplemental Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	205,022	191,520	190,366
GS AcquisitionCo, Inc.(2)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	193,445	189,956	189,667
Ministry Brands, LLC(1)	Software & Services	Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	3,144,605	3,134,417	3,128,882
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	657,623	655,480	654,335
Rhode Holdings, Inc.(1)	Software & Services	Term Loan	8.72% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	4,477,141	4,437,548	4,387,598
Rhode Holdings, Inc.(2)	Software & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	05/02/2025	214,851	211,489	207,332
Rhode Holdings, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.69% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	69,949	64,481	63,878
Selligent, Inc.	Software & Services	Term Loan	7.45% (L + 5.50%; 1.00% Floor)	11/05/2024	1,907,069	1,883,067	1,878,463
Selligent, Inc.(2)(3)	Software & Services	Revolver	7.45% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,323)	(3,010)
Sirsi Corporation(1)	Software & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	03/15/2024	8,965,418	8,846,501	8,830,937
Sirsi Corporation(2)(12)	Software & Services	Revolver	8.50% (P + 3.75%; 1.00% Floor)	03/15/2024	221,497	214,397	213,190
Sugarcrm, Inc.(1)	Software & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	07/31/2024	3,600,024	3,548,249	3,600,024
Sugarcrm, Inc.(2)(3)	Software & Services	Revolver	8.54% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(4,235)	—
Summit Infrastructure Group, Inc.(1)	Software & Services	Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	7,019,794	6,895,695	6,879,398
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Revolver	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(9,518)	(11,258)
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(19,006)	(22,515)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Swiftpage, Inc.	Software & Services	Term Loan A	7.24% (L + 5.50%; 1.00% Floor)	06/13/2023	$229,796	$225,972	$225,200
Swiftpage, Inc.	Software & Services	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	2,496,789	2,460,901	2,446,853
Swiftpage, Inc.(2)(3)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(3,128)	(4,506)
Symplr Software, Inc.(1)(13)	Software & Services	Term Loan	7.94% (L + 6.00%)	11/28/2025	5,756,909	5,680,081	5,670,556
Symplr Software, Inc.(2)(13)	Software & Services	Revolver	7.94% (L + 6.00%)	11/30/2023	268,631	265,115	264,184
TRGRP, Inc.(1)	Software & Services	Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,806,090	4,728,641	4,709,968
TRGRP, Inc.(2)(3)	Software & Services	Revolver	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(5,139)	(6,667)
TRGRP, Inc.(1)	Software & Services	Incremental Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,073,976	1,054,948	1,052,497
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	2,815,750	2,781,894	2,815,750
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.79% (L + 6.00%; 1.00% Floor)	12/01/2022	700,038	689,647	700,038
Velocity Purchaser Corporation(2)(3)	Software & Services	Revolver	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(2,300)	—
Watermark Insights, LLC(1)	Software & Services	Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	2,612,705	2,592,613	2,586,578
Watermark Insights, LLC(1)	Software & Services	Delayed Draw Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	327,878	326,063	324,599
Purchasing Power, LLC(1)	Specialty Finance	Term Loan	8.96% (L + 7.25%; 1.00% Floor)	02/06/2024	2,854,850	2,810,973	2,804,891
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan B	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	1,172,909	1,154,246	1,089,984
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan A	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	2,658,594	2,616,179	2,470,631
Dillon Logistics, Inc.(2)(14)	Transport & Logistics	Revolver	8.90% (L + 7.00%; 1.00% Floor)	12/11/2023	365,443	360,395	336,694
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	6.69% (L + 5.00%)	12/21/2023	6,017,292	5,955,690	5,942,076

Total 1st Lien/Senior Secured Debt						329,471,892	327,560,477
2nd Lien/Junior Secured Debt—5.27%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	9.43% (L + 7.50%)	04/17/2026	1,230,107	1,204,314	1,180,902
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Services	Term Loan	9.70% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,445,244	6,439,645

Total 2nd Lien/Junior Secured Debt						7,649,558	7,620,547

Total U.S. Corporate Debt						337,121,450	335,181,024
Canadian Corporate Debt—1.95%
1st Lien/Senior Secured Debt —1.95%
JHMCRN Holdings, Inc.(1)(19)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	846,198	837,854	837,736
Nuvei Technologies Corp.(1)(4)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	09/29/2025	2,015,143	2,010,646	1,994,992

Total 1st Lien/Senior Secured Debt						2,848,500	2,832,728

Total Canadian Corporate Debt						2,848,500	2,832,728

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Shares	Cost	Fair Value
U.S. Preferred Stock —3.36%
Concerto, LLC(15)(16)	Healthcare & HCIT	65,614	$349,977	$349,977
Datarobot, Inc.(16)	Software & Services	38,190	289,278	289,278
Degreed, Inc.(16)	Software & Services	43,819	278,541	278,540
Heap(16)	Software & Services	189,617	696,351	696,351
Protoscale Rubrik(16)	Software & Services	25,397	598,212	598,201
Punchh(16)	Software & Services	24,262	275,337	275,337
Symplr Software Intermediate Holdings, Inc.(16)	Software & Services	1,196	1,160,531	1,374,165
Workfront, Inc.(16)	Software & Services	104,058	999,998	999,998

Total U.S. Preferred Stock			4,648,225	4,861,847

U.S. Common Stock—1.05%
Neutral Connect, LLC(16)(17)	Digital Infrastructure & Services	360,996	400,525	400,525
Leeds FEG Investors, LLC(16)	Education	320	321,309	359,147
INH Group Holdings(16)	Healthcare & HCIT	484,552	484,552	290,731
Aggregator, LLC(16)	Software & Services	417,813	417,813	467,950

Total U.S. Common Stock			1,624,199	1,518,353
U.S. Warrants—0.44%
Degreed, Inc., Warrants expire 05/31/2026(16)	Software & Services	17,749	27,511	27,511
Fuze, Inc., Warrants expire 09/20/2029(16)	Digital Infrastructure & Services	184,665	$603,855	$603,855

Total U.S. Warrants			631,366	631,366
TOTAL INVESTMENTS—238.67%(18)			$346,873,740	$345,025,318

LIABILITIES IN EXCESS OF OTHER ASSETS—(138.67%)				$(200,462,923)

NET ASSETS—100.00%				$144,562,395

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

(4)	Pivotal Payments, Inc. was renamed to Nuvei Technologies Corp. in 2019.
(5)	$56,565 of the funded par amount accrues interest at 6.35% (L + 4.50%).
(6)	$29,780 of the funded par amount accrues interest at 10.75 (P + 6.00%).
(7)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(8)	$124,648 of the funded par amount accrues interest at 8.24% (L + 6.25%).
(9)	$293,434 of the funded par amount accrues interest at 10.00% (P + 5.25%).
(10)	$45,294 of the funded par amount accrues interest at 11.25% (P + 6.50%).
(11)	$78,522 of the funded par amount accrues interest at 8.49% (L + 6.50%).
(12)	$110,748 of the funded par amount accrues interest at 6.54% (L + 4.75%).
(13)	Caliper Software, Inc. has been renamed to Symplr Software, Inc. in 2019.
(14)	$62,056 of the funded par amount accrues interest at 10.75% (P + 6.00%).
(15)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(16)	Non-income producing investment.
(17)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.
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

June 30, 2020

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At June 30, 2020, the Fund had total Capital Commitments of $432,604,686, of which 57.57% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

On February 7, 2020, the Fund and an affiliate of Abbott Capital Management, LLC (“Abbott”) became members of, ABPCIC Equity Holdings, LLC (“ABPCICE”), a Delaware limited liability company and a special purpose vehicle designed to invest in private equity investments sourced by Abbott. The Fund owns 100% of the Class L Units and 93% of the Class A Units of ABPCICE and ABPCICE is consolidated in the Fund’s consolidated financial statements.

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

Consolidation

The Fund will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund consolidated the results of its subsidiaries (ABPCIC Funding, CLO VI, ABPCIC NC, ABPCIC Concerto, and ABPCICE) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2020, the Fund accrued excise taxes of $0 and $0, respectively. For the three and six months ended June 30, 2019, the Fund accrued excise taxes of $0 and $0, respectively. As of June 30, 2020, and December 31, 2019, $0 and $0, respectively, of accrued excise taxes remained payable.

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

3. Related Party Transactions

Advisory Agreement

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”), replacing the advisory agreement the Fund entered into with the Adviser on July 27, 2017 (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter is appropriately prorated. For the three and six months ended June 30, 2020, the Fund incurred a management fee of $1,443,608 and $2,795,959, respectively, of which $219,045 and $1,446,091, respectively, was voluntarily waived by the Adviser. For the three and six months ended June 30, 2019, the Fund incurred a management fee of $844,211 and $1,460,070, respectively, of which $67,927 and $131,098, respectively, was voluntarily waived by the Adviser. As of June 30, 2020 and December 31, 2019, $1,224,564 and $1,053,696, respectively, of accrued management fees remained payable.

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

For the three and six months ended June 30, 2020, the Fund incurred income-based incentive fees of $287,407 and $1,056,430, respectively, of which $0 and $486,784, respectively, was voluntarily waived by the Adviser. For the three and six months ended June 30, 2019, the Fund incurred income-based incentive fees of $299,748 and $405,835, respectively, of which $0 and $76,072, respectively, was voluntarily waived by the Adviser. As of June 30, 2020 and December 31, 2019, $1,618,929 and $1,049,291, respectively, of accrued income-based incentive fees remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and June 30, 2019.

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

As of June 30, 2020, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$859,982	$142,165	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	—	1,027,398	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	—	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	—	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%

Total	$4,874,139	$859,982	$4,014,157

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

For the three and six months ended June 30, 2020, the Fund accrued $12,549 and $23,307 in transfer agent fees, respectively. For the three and six months ended June 30, 2019, the Fund accrued $6,437 and $11,099 in transfer agent fees, respectively. As of June 30, 2020 and December 31, 2019, $12,549 and $9,397, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facilities

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund has increased the Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the lenders’ commitments (“Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2020, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

Borrowings under the Credit Agreement bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the Credit Agreement) for the applicable Interest Period (as defined in the Credit Agreement); and (ii) with respect to Reference Rate Loans (as defined in the Credit Agreement), the greatest of: (x) the rate of interest per annum publicly announced from time to time by HSBC as its prime rate, (y) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day (as defined in the Credit Agreement), the average of the quotation for such day on such transactions received by the Administrative Agent, from three (3) Federal funds brokers of recognized standing selected by the Administrative Agent and, upon request of Borrowers (as defined in the Credit Agreement), with notice of such quotations to the Borrowers and (z)except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus one hundred ninety basis points (1.90%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

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

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. For the three and six months ended June 30, 2020 and June 30, 2019, the Fund incurred collateral management fees of $0 and $325,809, respectively, which were voluntarily waived by the Adviser.

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. The Barclays Credit Facility matured and was paid down in 2019 in connection with the issuance of the Notes (as defined below). For a discussion of the CLO Transaction, see “Note 4. Borrowings; Collateralized Loan Obligations.”

The Fund’s outstanding borrowings through the Revolving Credit Facility as of June 30, 2020 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$31,000,000	$19,000,000	$31,000,000

Total	$50,000,000	$31,000,000	$19,000,000	$31,000,000

The Fund’s outstanding borrowings through the Revolving Credit Facility as of December 31, 2019 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$19,500,000	$30,500,000	$19,500,000

Total	$50,000,000	$19,500,000	$30,500,000	$19,500,000

As of June 30, 2020 and December 31, 2019, deferred financing costs were $27,664 and $64,959, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of June 30, 2020 and December 31, 2019 were as follows:

June 30, 2020
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$176,235,298
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,724,368
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,811,877
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $28,739 and $2,349,718, respectively, as of June 30, 2020 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three and six months ended June 30, 2020, the Fund incurred collateral management fees of $458,890 and $917,949 respectively, which were voluntarily waived by the Adviser. For the three and six months ended June 30, 2019, the Fund incurred collateral management fees of $0 and $0, respectively.

As of June 30, 2020 and December 31, 2019 outstanding borrowings under the Revolving Credit Facility and Notes were $241,771,543 and $229,836,633, respectively.

For the three and six months ended June 30, 2020, and June 30, 2019, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Interest and borrowing expenses	$1,931,318	$1,764,322	$4,075,413	$2,951,322
Commitment fees	10,889	53,671	39,147	132,926
Amortization of debt issuance and deferred financing costs	75,891	192,575	472,205	335,472

Total	$2,018,098	$2,010,568	$4,586,765	$3,419,720

Weighted average interest rate (1)	3.10%	4.91%	3.40%	4.89%
Average outstanding balance	$250,842,308	$144,110,440	$241,026,374	$121,604,696

(1)	Calculated as the amount of the stated interest expense and fees divided by average borrowings during the period.

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

The following table summarizes the valuation of the Fund’s investments as of June 30, 2020:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$390,801,322	$390,801,322
2nd Lien/Junior Secured Debt	—	—	7,473,277	7,473,277
U.S. Preferred Stock	—	—	5,916,769	5,916,769
U.S. Common Stock	—	—	1,736,989	1,736,989
U.S. Warrants	—	—	285,048	285,048

Total assets	$—	$—	$406,213,405	$406,213,405

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2019:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,092,212	$318,300,993	$330,393,205
2nd Lien/Junior Secured Debt	—	—	7,620,547	7,620,547
U.S. Preferred Stock	—	—	4,861,847	4,861,847
U.S. Common Stock	—	—	1,518,353	1,518,353
U.S. Warrants	—	—	631,366	631,366

Total assets	$—	$12,092,212	$332,933,106	$345,025,318

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2020:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	U.S. Warrants	Total
Balance as of January 1, 2020	$318,300,993	$7,620,547	$1,518,353	$4,861,847	$631,366	$332,933,106
Purchases (including PIK)	95,854,592	—	170,230	983,905	65,810	97,074,537
Sales and principal payments	(19,947,997)	—	—	—	—	(19,947,997)
Realized Gain (Loss)	1,816	—	—	—	—	1,816
Net Amortization of Premium/Discount	953,227	6,734	—	—	—	959,961
Transfers In	12,092,212	—	—	—	—	12,092,212
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(16,453,521)	(154,004)	48,406	71,017	(412,128)	(16,900,230)

Balance as of June 30, 2020	$390,801,322	$7,473,277	$1,736,989	$5,916,769	$285,048	$406,213,405

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(16,724,863)	$(154,004)	$48,406	$71,017	$(412,128)	$(17,171,572)

For the six months ended June 30, 2020, there were transfers of $12,092,212 from Level 2 to Level 3 fair value measurements for the Fund due to lack of observability and liquidity. There were no transfers from Level 3.

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2020 and December 31, 2019, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$341,751,158	Market Yield Analysis	Market Yield	5.0%-18.4% (8.1%)	Decrease
	3,188,004	Market Approach	EBITDA Multiple	10.7x	Increase
	7,235,809	Liquidation Value	Recovery Rate	85.0%-88.0% (87.0%)	Increase
	6,638,241	Recent Transaction	Transaction Price	N/A	N/A
	31,988,110	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	7,473,277	Market Yield Analysis	Market Yield	10.2%-11.0% (10.3%)	Decrease
U.S. Common Stock	689,729	Market Approach	EBITDA Multiple	11.5x-15.7x (13.7x)	Increase
	509,732	Market Approach	Recurring Revenue Multiple	4.5x	Increase
	406,704	Market Approach	Network Cashflow Multiple	27.1x	Increase
	130,824	Recent Purchase	Purchase Price	N/A	N/A
U.S. Preferred Stock	1,265,876	Market Approach	EBITDA Multiple	13.6x	Increase
	1,170,883	Market Approach	Revenue Multiple	4.1x -5.0x (4.9x)	Increase
	377,720	Recent Transaction	Transaction Price	N/A	N/A
	3,102,290	Recent Purchase	Purchase Price	N/A	N/A
U.S. Warrants	190,438	Market Approach	Revenue Multiple	6.0x	Increase
	59,425	Recent Transaction	Transaction Price	N/A	N/A
	35,185	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$406,213,405

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$233,166,392	Market Yield Analysis	Market Yield	6.3%-11.7% (8.2%)	Decrease
	85,134,601	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	7,620,547	Market Yield Analysis	Market Yield	10.5%-11.0% (10.6%)	Decrease
U.S. Common Stock	1,117,827	Market Approach	EBITDA Multiple	5.0x-16.0x (10.3x)	Increase
	400,526	Recent Purchase	Purchase Price	N/A	N/A
U.S. Preferred Stock	1,374,166	Market Approach	EBITDA Multiple	13.6x	Increase
	2,573,089	Market Approach	Revenue Multiple	5.0x-12.7x (9.0x)	Increase
	914,592	Recent Purchase	Purchase Price	N/A	N/A
U.S. Warrants	27,511	Market Approach	Revenue Multiple	12.3x	Increase
	603,855	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$332,933,106

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2020 and the level of each financial liability within the fair value hierarchy.

	Carrying	Fair
	Value (1)	Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$176,235,298	$176,733,414	$—	$—	$176,733,414
Class A-2A Senior Secured Notes	24,724,368	24,947,475	—	—	24,947,475
Class A-2B Senior Secured Notes	9,811,877	10,478,932	—	—	10,478,932

Total	$210,771,543	$212,159,821	$—	$—	$212,159,821

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $28,739 and $2,349,718 as of June 30, 2020 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of June 30, 2020, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2020:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2022	$3,448,816	$(86,220)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(16,166)
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	8/24/2021	$1,659,057	$(99,543)
Accelerate Resources Operating, LLC	Revolver	2/24/2026	$414,764	$(24,886)
Ahead Data Blue, LLC	Revolver	11/8/2024	$813,371	$(32,535)
Alphasense, Inc.	Revolver	5/29/2024	$872,355	$(12,493)
American Physician Partners, LLC	Revolver	12/21/2021	$97,681	$(3,907)
AMI US Holdings, Inc.	Revolver	4/1/2024	$87,568	$(2,627)
Analogic Corporation	Revolver	6/22/2023	$213,889	$(10,694)
Avetta, LLC	Revolver	4/10/2024	$247,198	$(8,652)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(14,488)
Azurity Pharmaceuticals, Inc.	Revolver	3/21/2023	$482,932	$(14,488)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(109,506)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(38,649)
BK Medical Holding Company, Inc.	Revolver	6/22/2023	$321,733	$(19,304)
Blink Holdings, Inc.	Delayed Draw Term Loan	9/10/2021	$496,602	$(37,245)
Businesssolver.com, Inc.	Revolver	5/15/2023	$323,529	$(9,706)
Captain D’s, Inc.	Revolver	12/15/2023	$50,267	$(3,142)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$1,053,759	$(295,053)
Dillon Logistics, Inc.	Revolver	12/11/2023	$134,601	$(55,213)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(8,454)
E2open LLC	Revolver	11/26/2024	$311,365	$(20,239)
Engage2Excel, Inc.	Revolver	3/7/2023	$119,353	$(10,443)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(12,186)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	5/17/2021	$839,091	$(41,955)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(22,675)
EvolveIP, LLC	Revolver	6/7/2023	$453,495	$(13,605)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(7,594)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$1,814,240	$(7,438)
Fuze, Inc.	Revolver	9/20/2024	$1,295,886	$(18,531)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$323,970	$(23,847)
GHA Buyer, Inc.	Revolver	6/24/2025	$365,800	$(7,316)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$251,631	$(8,807)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$698,820	$(20,091)
INH Buyer, Inc.	Revolver	1/31/2024	$96,067	$(8,646)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$1,827,561	$(22,845)
Kaseya Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(11,122)
Kaseya Inc.	Delayed Draw Term Loan	3/4/2022	$237,545	$(5,939)
Kaseya Inc.	Revolver	5/2/2025	$3,760	$(122)
Kindeva Drug Delivery L.P.	Revolver	5/1/2025	$1,445,322	$(36,133)
Metametrics, Inc.	Revolver	9/10/2025	$434,122	$(21,706)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(86,100)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(18,349)

Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(37,001)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$240,285	$(24,029)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	$3,288,636	$(213,761)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	1/17/2022	$585,909	$(10,253)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	$190,420	$(3,808)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$694,740	$(13,895)
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	3/19/2021	$1,326,335	$(13,263)
Rep Tec Intermediate Holdings, Inc.	Revolver	6/19/2025	$442,112	$(8,842)
RxBenefits, Inc.	Revolver	3/29/2024	$106,616	$(5,331)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(6,020)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(83,230)
Single Digits, Inc.	Revolver	12/21/2023	$316,272	$(25,302)
Sirsi Corporation	Revolver	3/15/2024	$553,741	$(22,150)
Smartlinx Solutions, LLC	Revolver	3/4/2026	$519,484	$(14,286)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$152,035	$(8,362)
Smile Brands, Inc.	Revolver	10/12/2023	$254,808	$(14,014)
Star2star Communications, LLC	Delayed Draw Term Loan	3/11/2022	$640,576	$(12,812)
Star2star Communications, LLC	Revolver	3/13/2025	$960,864	$(19,217)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$—
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$—
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,866	$(26,859)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,381,064	$(42,122)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$690,532	$(25,895)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$242,571	$(7,083)
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$20,418	$(306)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$135,009	$(2,025)
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$1,941,237	$(87,356)

Total 1st Lien/Senior Secured Debt			$47,546,511	$(2,057,532)

Total			$47,546,511	$(2,057,532)

The Fund had the following unfunded commitments by investment types as of December 31, 2019:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$558,432	$(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	$961,256	$(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	$612,979	$(12,260)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(3,616)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$119,189	$(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	$194,118	$—

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Captain D’s, Inc.	Revolver	12/15/2023	$60,466	$(604)
CutisPharma, Inc.	Revolver	3/21/2023	$482,932	$(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$1,810,522	$(17,562)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$158,064	$(3,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(2,537)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	$125,635	$(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	6/7/2023	$566,868	$(8,503)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(117,926)
Fuze, Inc.	Revolver	9/20/2024	$388,766	$(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(6,750)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$108,813	$(1,360)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	$2,365,584	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,179,466	$(77,243)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$64,919	$(1,136)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	$328,125	$(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$300,356	$(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$1,643,567	$(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	$161,139	$(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$—
Smile Brands, Inc.	Revolver	10/12/2023	$220,833	$—
Sugarcrm, Inc.	Revolver	7/31/2024	$310,244	$—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$27,828	$(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,865	$(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$656,005	$(11,480)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(20,803)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$6,659,893	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$4,535,600	$(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	$181,424	$(3,628)

Total 1st Lien/Senior Secured Debt			$71,406,720	$(1,007,901)

Total			$71,406,720	$(1,007,901)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At June 30, 2020 the Fund had total Capital Commitments of $432,604,686, of which 57.57% is unfunded. At December 31, 2019, the Fund had total Capital Commitments of $397,620,551. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following tables summarize the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2020 and 2019:

	For the six months ended June 30, 2020		For the six months ended June 30, 2019
Quarter Ended	Shares	Amount	Shares	Amount
March 31	4,876,625	$41,844,852	2,317,068	$23,125,308
June 30	—	—	1,784,087	$17,963,617

Total capital drawdowns	4,876,625	$41,844,852	4,101,155	$41,088,925

Distributions

The following tables reflect the distributions declared on shares of the Fund’s common stock during the six months ended June 30, 2020 and June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2020	3/27/2020	4/29/2020	$0.24	$3,551,533
6/26/2020	6/26/2020	7/29/2020	$0.13	$2,572,039

				$6,123,572

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2019	3/27/2019	4/25/2019	$0.15	$1,057,242
6/28/2019	6/28/2019	7/19/2019	$0.16	$1,690,999

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

The following tables summarize shares distributed pursuant to the DRIP during the six months ended June 30, 2020 and June 30, 2019 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2020	3/27/2020	3/31/2020	225,117	$1,931,666
6/26/2020	6/26/2020	7/29/2020	152,049	$1,321,289

				$3,252,955

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2019	3/27/2019	3/29/2019	58,319	$581,297
6/28/2019	6/28/2019	6/28/2019	91,975	$915,804

				$1,497,101

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

There were no shares repurchased during the six months ended June 30, 2020.

The following table summarizes shares repurchased during the six months ended June 30, 2019:

Tender Period	Payment Date	Shares	Dollar Amount	Average Price Paid Per Share(1)
2/22/2019-3/26/2019	3/28/2019	7,331	$72,668	$9.97
5/17/2019-6/25/2019	6/28/2019	7,529	$75,042	$9.91

		14,860	$147,710

(1)	Per share price disclosed in this column is the actual price at which each share was repurchased.

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and June 30, 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net increase (decrease) in net assets from operations	$4,726,103	$1,370,192	$(10,771,225)	$2,752,551
Weighted average common shares outstanding	19,730,814	9,360,422	17,207,139	8,144,403
Earnings per common share-basic and diluted	$0.24	$0.15	$(0.63)	$0.34

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2020 and June 30, 2019:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Per Share Data:(1)
Net asset value, beginning of period	$9.88	$9.91
Net investment income (loss)	0.36	0.33
Net realized and unrealized gains (losses) on investments	(1.18)	0.02

Net increase (decrease) in net assets resulting from operations	(0.82)	0.35

Distributions to stockholders(2)	(0.37)	(0.31)

Net asset value, end of period	$8.69	$9.95
Shares outstanding, end of period	19,881,192	10,620,261
Total return at net asset value before incentive fees(3)(4)	(7.96)%	3.88%
Total return at net asset value after incentive fees(3)(4)	(8.30)%	3.56%

Ratio/Supplemental Data:
Net assets, end of period	$172,765,405	$105,716,336
Ratio of total expenses to weighted average net assets(5)	12.33%	14.89%
Ratio of net expenses to weighted average net assets(5)(6)	9.71%	13.07%

Ratio of net investment income (loss) before waivers to weighted average net assets(5)	6.10%	5.69%
Ratio of net investment income (loss) after waivers to weighted average net assets(5)(6)	8.72%	7.51%
Ratio of interest and credit facility expenses to weighted average net assets(5)	5.64%	8.03%
Ratio of incentive fees to weighted average net assets(4)(7)	0.65%	0.47%
Portfolio turnover rate(4)	5.36%	10.10%
Asset coverage ratio(8)	171%	166%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(4)	Not annualized.
(5)	Annualized, except for professional fees, directors’ fees and incentive fees.
(6)

For the six months ended June 30, 2020 and 2019, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser also reimbursed the Fund for operating expenses exceeding the percentage limit as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 3.20%, and 1.16% for the six months ended June 30, 2020 and June 30, 2019, respectively.

(7)	Ratio of incentive fees to weighted average net assets calculated before the voluntary waiver of incentive fees by the Adviser.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the financial statements, other than as described below.

On July 30, 2020, the Adviser established ABPCIC Funding II LLC (“ABPCIC Funding II”), a Delaware limited liability company. ABPCIC Funding II is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

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

•

the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

The Fund will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. The majority of the Fund’s exposure is within sectors that the Fund expects to be relatively insulated from the impact of COVID-19 and related social distancing measures, such as software and technology enabled services, pharmaceutical and healthcare information technology, digital infrastructure and services, and other mission critical business services. The Fund has no direct investments in commercial aviation companies, and the Fund believes that it has limited exposure to sectors currently experiencing challenges, such as gym franchises (comprising approximately 1.4% of the Fund’s portfolio as of June 30, 2020), and energy (comprising approximately 5.0% of the Fund’s portfolio as of June 30, 2020). In sectors where the Fund believes that it has modest exposure, such as non-essential health care services/practice management (comprising approximately 7.0% of the Fund’s portfolio as of June 30, 2020), the Fund is closely monitoring these companies. In these circumstances, there may be developments outside the Fund’s control requiring it to adjust its plan of operation. As such, given the dynamic nature of this situation, the Fund cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows in the future.

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

Portfolio and Investment Activity

During the three months ended June 30, 2020, the Fund invested $35,367,052 in 6 portfolio companies, $3,833,765 was drawn down against the revolvers and delayed draw term loans, and the Fund had $5,548,451 in aggregate amount of principal repayments, which includes $4,297,728 in revolver and delayed draw term loan paydowns, and $941,378 in sales, resulting in net investments of $32,710,988 for the period.

During the three months ended June 30, 2019, the Fund invested $73,255,253 in 14 portfolio companies, $6,250,724 was drawn down against the revolvers and delayed draw term loans, and the Fund had $9,753,224 in aggregate amount of principal repayments, which includes $2,572,375 in revolver and delayed draw term loan paydowns, and $7,499,970 in sales, resulting in net investments of $62,252,783 for the period.

During the six months ended June 30, 2020, the Fund invested $61,414,159 in 18 portfolio companies, $35,298,478 was drawn down against the revolvers and delayed draw term loans, and the Fund had $18,163,941 in aggregate amount of principal repayments, which includes $8,286,092 in revolver and delayed draw term loan paydowns, and $1,784,056 in sales, resulting in net investments of $76,764,640 for the period.

During the six months ended June 30, 2019, the Fund invested $130,391,767 in 25 portfolio companies, $9,838,651 was drawn down against the revolvers and delayed draw term loans, and the Fund had $12,102,013 in aggregate amount of principal repayments, which includes $4,449,040 in revolver and delayed draw term loan paydowns, and $7,630,741 in sales, resulting in net investments of $120,497,664 for the period.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2020:

	As of June 30, 2020
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$409,182,030	96.29%	$390,801,322	96.20%	9.18%
Second Lien Junior Secured Debt	7,656,292	1.80	7,473,277	1.84	9.20
Preferred Stock	5,632,130	1.33	5,916,769	1.46	0
Common Stock	1,794,429	0.42	1,736,989	0.43	0
Warrants	697,176	0.16	285,048	0.07	0

Total	$424,962,057	100%	$406,213,405	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$332,320,392	95.80%	$330,393,205	95.76%	8.31%
Second Lien Junior Secured Debt	7,649,558	2.21	7,620,547	2.21	10.49
Preferred Stock	4,648,225	1.34	4,861,847	1.41	0
Common Stock	1,624,199	0.47	1,518,353	0.44	0
Warrants	631,366	0.18	631,366	0.18	0

Total	$346,873,740	100%	$345,025,318	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the Fund’s investment portfolio:

	As of June 30, 2020	As of December 31, 2019
Number of portfolio companies	94	85
Percentage of debt bearing a floating rate(1)	99.99%	99.99%
Percentage of debt bearing a fixed rate(1)	0.01%	0.01%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of June 30, 2020:

	As of June 30, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$416,805,518	99.99%	$398,274,599	100.00%
Non-accrual	32,804	0.01	—	0.00

Total	$416,838,322	100%	$398,274,599	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$339,969,950	100%	$338,013,752	100%
Non-accrual	0	—	0	—

Total	$339,969,950	100%	$338,013,752	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of June 30, 2020, the Fund had one investment on non-accrual status, which represented 0.01% and 0.00% of the total investments at amortized cost and fair value, respectively. As of December 31, 2019, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of June 30, 2020:

	As of June 30, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$409,182,030	93.14%	$390,801,322	92.91%
Second Lien Junior Secured Debt	7,656,292	1.74	7,473,277	1.78
Preferred Stock	5,632,130	1.28	5,916,769	1.41
Common Stock	1,794,429	0.41	1,736,989	0.41
Warrants	697,176	0.16	285,048	0.07
Cash and cash equivalents	14,365,926	3.27	14,365,926	3.42

Total	$439,327,983	100%	$420,579,331	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$332,320,392	91.85%	$330,393,205	91.79%
Second Lien Junior Secured Debt	7,649,558	2.11	7,620,547	2.11
Preferred Stock	4,648,225	1.28	4,861,847	1.35
Common Stock	1,624,199	0.45	1,518,353	0.42
Warrants	631,366	0.17	631,366	0.18
Cash and cash equivalents	14,931,791	4.14	14,931,791	4.15

Total	$361,805,531	100%	$359,957,109	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2020 (with corresponding percentage of total portfolio investments):

	As of June 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$29,903,750	7.04%	$28,180,023	6.94%
Consumer Non-Cyclical	19,302,659	4.54	18,407,903	4.53
Digital Infrastructure & Services	45,768,870	10.77	45,254,698	11.14
Education	10,322,248	2.43	10,006,820	2.46
Energy	21,256,176	5.00	17,120,947	4.21
Financial Services	3,364,981	0.79	3,268,779	0.80
Healthcare & HCIT	110,926,835	26.10	104,719,932	25.80
Pharmaceutical	6,130,558	1.44	5,822,824	1.43

	As of June 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio

Software & Services	165,464,656	38.94	162,783,800	40.07
Specialty Finance	2,701,764	0.64	2,588,852	0.64
Transport & Logistics	9,819,560	2.31	8,058,827	1.98

	$424,962,057	100%	$406,213,405	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2019 (with corresponding percentage of total portfolio investments):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$29,492,348	8.50%	$29,467,961	8.54%
Consumer Non-Cyclical	12,573,051	3.63	12,628,209	3.66
Digital Infrastructure & Services	35,923,507	10.36	35,849,013	10.39
Education	9,792,558	2.82	9,774,744	2.83
Energy	16,097,426	4.64	15,097,254	4.38
Financial Services	1,037,219	0.30	1,037,140	0.30
Healthcare & HCIT	77,923,042	22.46	77,112,970	22.35
Pharmaceutical	5,773,084	1.66	5,714,446	1.66
Software & Services	145,364,022	41.91	145,699,305	42.23
Specialty Finance	2,810,973	0.81	2,804,891	0.81
Transport & Logistics	10,086,510	2.91	9,839,385	2.85

	$346,873,740	100%	$345,025,318	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
Total investment income	$7,556,588	$5,340,801
Total expenses	4,907,462	4,302,408

Reimbursement payments to Adviser	752,141	—

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
Expense Reimbursement from Adviser	—	(259,263)
Waived Collateral Management Fees	(458,890)	(325,809)
Waived Management Fees	(219,045)	(67,927)

Net investment income	2,574,920	1,691,392
Net realized and change in unrealized appreciation/(depreciation) on investments	2,151,183	(321,200)

Net increase (decrease) in net assets resulting from operations	$4,726,103	$1,370,192

The following is a summary of the Fund’s operating results for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Total investment income	$14,997,839	$8,769,633
Total expenses	11,059,090	7,000,795

Reimbursement payments to Adviser	752,141	—
Expense Reimbursement from Adviser	(89,757)	(415,681)
Waived Collateral Management Fees	(917,949)	(325,809)
Waived Management Fees	(1,446,091)	(131,098)
Waived Incentive Fees	(486,784)	(76,072)

Net investment income	6,127,189	2,717,498
Net realized and change in unrealized appreciation/ (depreciation) on investments	(16,898,414)	35,053

Net increase (decrease) in net assets resulting from operations	$(10,771,225)	$2,752,551

Investment Income

During the three months ended June 30, 2020, the Fund’s investment income was comprised of $7,282,328 of interest income, which includes $507,401 from the net amortization of premium and accretion of discounts, $155,549 of payment-in-kind interest and other fee income of $118,711. During the three months ended June 30, 2019, the Fund’s investment income was comprised of $5,171,826 of interest income, which includes $361,064 from the net amortization of premium and accretion of discounts, $33,634 of payment-in-kind interest and other fee income of $135,341.

During the six months ended June 30, 2020, the Fund’s investment income was comprised of $14,334,628 of interest income, which includes $959,961 from the net amortization of premium and accretion of discounts, $361,900 of payment-in-kind interest and other fee income of $301,311. During the six months ended June 30, 2019, the Fund’s investment income was comprised of $8,572,021 of interest income, which includes $485,070 from the net amortization of premium and accretion of discounts, $62,271 of payment-in-kind interest and other fee income of $135,341.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
Interest and borrowing expenses	$2,018,098	$2,010,568
Management fees	1,443,608	844,211
Professional fees	333,328	475,161
Collateral management fees	458,890	325,809
Income-based incentive fee	287,407	299,748
Administration and custodian fees	99,726	79,884
Insurance expenses	44,568	63,648
Directors’ fees	50,000	37,500
Transfer agent fees	12,549	6,437
Other expenses	159,288	159,442

Total expenses	4,907,462	4,302,408
Reimbursement payments to Adviser	752,141	—
Expense reimbursement from Adviser	—	(259,263)
Waived collateral management fees	(458,890)	(325,809)
Waived management fees	(219,045)	(67,927)

Net expenses	$4,981,668	$3,649,409

The following is a summary of the Fund’s operating expenses for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Interest and borrowing expenses	$4,586,765	$3,419,720
Management fees	2,795,959	1,460,070
Professional fees	880,597	817,522
Collateral management fees	917,949	325,809
Income-based incentive fee	1,056,430	405,835
Administration and custodian fees	191,509	145,709
Insurance expenses	112,164	124,675
Directors’ fees	100,000	75,000
Transfer agent fees	23,307	11,099
Other expenses	394,410	215,356

Total expenses	11,059,090	7,000,795
Reimbursement payments to Adviser	752,141	—
Expense reimbursement from Adviser	(89,757)	(415,681)
Waived collateral management fees	(917,949)	(325,809)
Waived management fees	(1,446,091)	(131,098)
Waived incentive fees	(486,784)	(76,072)

Net expenses	$8,870,650	$6,052,135

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility and the Notes issued in the CLO Transaction. The Fund first drew on the Revolving Credit Facility on November 15, 2017. As of June 30, 2020, there was an outstanding balance of $31,000,000 on the Revolving Credit Facility. As of December 31, 2019, the Revolving Credit Facility had an outstanding balance of $19,500,000. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities (“CLOs”), and terminated the Barclays Credit Facility. The outstanding amount on the Notes is $210,771,543, net of unamortized discount and debt issuance costs as of June 30, 2020. As of December 31, 2019, the amount outstanding on the Notes was $210,336,633, net of unamortized discount and debt issuance costs.

Interest and borrowing expenses for the three months ended June 30, 2020 and June 30, 2019 were $2,018,098 and $2,010,568, respectively. Interest and borrowing expenses for the six months ended June 30, 2020 and June 30, 2019 were $4,586,765 and $3,419,720, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 3.40% and 4.89% as of June 30, 2020 and June 30, 2019, respectively.

Management Fee

The gross management fee expenses for the three months ended June 30, 2020 and June 30, 2019 were $1,443,608 and $844,211, respectively. The increase in the management fee for the three months ended June 30, 2020 was a result of the increase in average gross assets during the period, which are the basis used to calculate management fees. For the three months ended June 30, 2020 and June 30, 2019, the Adviser waived management fees of $219,045 and $67,927, respectively.

The gross management fee expenses for the six months ended June 30, 2020 and June 30, 2019 were $2,795,959 and $1,460,070, respectively. The increase in the management fee for the six months ended June 30, 2020 was a result of the increase in average gross assets during the period, which are the basis used to calculate management fees. For the six months ended June 30, 2020 and June 30, 2019, the Adviser waived management fees of $1,446,091 and $131,098, respectively.

Fund Expenses

For the three months ended June 30, 2020, the Fund incurred $4,907,462 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. Additionally, $752,141 was reimbursed by the Fund to the Adviser and its affiliates, and $219,045 of management fees, and $458,890 of collateral management fees were waived by the Adviser.

For the six months ended June 30, 2020, the Fund incurred $11,059,090 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. The Fund was reimbursed by the Adviser fees in the amount of $89,757. Additionally, $752,141 was reimbursed by the Fund to the Adviser and its affiliates for a net payment by the Fund to the Adviser and its affiliates of $662,384. Further, $1,446,091 of management fees, $486,784 of incentive fees and $917,949 of collateral management fees were waived by the Adviser.

For the three months ended June 30, 2019, the Fund incurred $4,302,408 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees, of which $259,263 was reimbursed by the Adviser and its affiliates on behalf of the Fund, $67,927 of management fees and $325,809 of collateral management fees were waived by the Adviser.

For the six months ended June 30, 2019, the Fund incurred $7,000,795 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees, of which $415,681 was reimbursed by the Adviser and its affiliates on behalf of the Fund, $131,098 of management fees, $76,072 of incentive fees, and $325,809 of collateral management fees were waived by the Adviser.

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2020, the Fund had principal repayments of $5,548,451, which included $4,297,728 of revolver and delayed draw term loan paydowns, and $941,378 in sales, resulting in $15,185 of net realized gain. During the six months ended June 30, 2020, the Fund had principal repayments of $18,163,941, which included $8,286,092 of revolver and delayed draw term loan paydowns, and $1,784,056 in sales, resulting in $1,816 of net realized gain.

During the three months ended June 30, 2019, the Fund had principal repayments of $9,753,224, which included $2,572,375 of revolver and delayed draw term loan paydowns, and $7,499,970 in sales, resulting in $10,906 of net realized loss. During the six months ended June 30, 2019, The Fund had principal repayments of $12,102,013, which included $4,449,040 of revolver and delayed draw term loan paydowns, and $7,630,741 in sales, resulting in $12,660 of net realized loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2020, the Fund had $2,135,998 in net change in unrealized appreciation on $424,962,057 of investments in 94 portfolio companies.

During the three months ended June 30, 2019, the Fund had $310,294 in net change in unrealized depreciation on $259,544,588 of investments in 67 portfolio companies.

During the six months ended June 30, 2020, the Fund had $16,900,230 in net change in unrealized depreciation on $424,962,057 of investments in 94 portfolio companies.

During the six months ended June 30, 2019, the Fund had $47,713 in net change in unrealized appreciation on $259,544,588 of investments in 67 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2020 and June 30, 2019, the net increase in net assets resulting from operations was $4,726,103 and $1,370,192, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2020 and June 30, 2019, the Fund’s per share net increase in net assets resulting from operations was $0.24 and $0.15, respectively.

For the six months ended June 30, 2020 and June 30, 2019, the net (decrease)/increase in net assets resulting from operations was ($10,771,225) and $2,752,551, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2020 and June 30, 2019, the Fund’s per share net (decrease)/increase in net assets resulting from operations was ($0.63) and $0.34, respectively.

Cash Flows

For the six months ended June 30, 2020, cash decreased by $565,865. During the same period, the Fund used $71,205,933 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2020, the Fund generated $70,640,068 from financing activities, primarily from issuance of common stock, and net borrowings on the Revolving Credit Facility.

For the six months ended June 30, 2019, cash increased by $6,547,035. During the same period, the Fund used $117,031,102 in operating activities, primarily as a result of purchases of investments. During the six months ended June 30, 2019, the Fund generated $123,578,137 from financing activities, primarily from issuance of common stock, and net borrowings on the Revolving Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the six months ended June 30, 2020 and June 30, 2019, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At June 30, 2020, and December 31, 2019, the Fund had $14,365,926 and $14,931,791 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

The Fund’s primary use of funds from a credit facility will be investments in portfolio companies, cash distributions to holders of its common stock and the payment of operating expenses.

In the future, the Fund may also securitize or finance a portion of its investments with a special purpose vehicle. If the Fund undertakes a securitization transaction, the Fund will consolidate its allocable portion of the debt of any securitization subsidiary on its financial statements, and include such debt in the Fund’s calculation of the asset coverage test, if and to the extent required pursuant to the guidance of the staff of the SEC.

Cash and cash equivalents as of the six months ended June 30, 2020, taken together with the Fund’s uncalled Capital Commitments of $249,061,900 and $19,000,000 undrawn amount on the Fund’s Revolving Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months. As of June 30, 2020, the Fund had $14,365,926 in cash and cash equivalents. During the six months ended June 30, 2020, the Fund used $71,205,933 for operating activities. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

The Fund has entered into Subscription Agreements with investors providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of June 30, 2020, the Fund received Capital Commitments of $432,604,686. Inception to June 30, 2020, the Fund received capital contributions to the Fund of $183,542,786.

For the three months ended June 30, 2020, the Fund received total Capital Commitments of $14,156,170, had $1,321,289 of dividend reinvestments and issued 152,049 shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $0 and issued 0 shares to investors in respect of such capital drawdowns. For the three months ended June 30, 2019, the Fund received Capital Commitments of $83,910 (however, a Capital Commitment of $4,000,000, originally committed during the quarter ended March 31, 2019, was subsequently reduced by $1,000,000 before any capital was called), had $915,804 of dividend reinvestments, issued 91,975 shares to investors that opted into the Fund’s dividend reinvestment plan, repurchased $75,042 of shares of the Fund as part of the SBCAA share repurchase program, issued capital drawdown notices to its investors for an aggregate amount of $17,963,617 and issued 1,784,087 shares to investors in respect of such capital drawdowns.

For the six months ended June 30, 2020, the Fund received total Capital Commitments of $34,984,135, had $3,252,955 of dividend reinvestments and issued 377,166 shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $41,844,852 and issued 4,876,625 shares to investors in respect of such capital drawdowns. For the six months ended June 30, 2019, the Fund received additional capital commitments of $51,852,141 (however, a capital commitment of $4,000,000, originally committed during the quarter ended March 31, 2019, was subsequently reduced by $1,000,000 before any capital was called), had $1,497,101 of dividend reinvestments and issued 150,294 shares to investors that opted into the Fund’s dividend reinvestment plan, repurchased $147,710 of shares of the Fund as part of the SBCAA share repurchase program, issued capital drawdown notices to its investors for an aggregate amount of $41,088,925 and issued 4,101,155 shares to investors in respect of such capital drawdowns.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2020	March 27, 2020	April 29, 2020	$0.24	$3,551,533
June 26, 2020	June 26, 2020	July 29, 2020	$0.13	$2,572,039

Total distributions declared			$0.37	$6,123,572

The following table summarizes distributions declared during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2019	March 27, 2019	April 25, 2019	$0.15	$1,057,242
June 28, 2019	June 28, 2019	July 19, 2019	$0.16	$1,690,999

Total distributions declared			$0.31	$2,748,241

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the six months ended June 30, 2020, the Fund distributed $6,123,572 to stockholders, all of which was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the six months ended June 30, 2019, the Fund distributed $2,748,241 to stockholders, all of which was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should not assume that the source of any distribution is only ordinary income or gains.

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

The following table shows the Fund’s contractual obligations as of June 30, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$31,000,000	$31,000,000	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178,200,000	$—	$—	$—	$178,200,000
Class A-2A Senior Secured Floating Rate Note	$25,000,000	$—	$—	$—	$25,000,000
Class A-2B Senior Secured Floating Rate Note	$9,950,000	$—	$—	$—	$9,950,000

The following table shows the Fund’s contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$19,500,000	$19,500,000	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178,200,000	$—	$—	$—	$178,200,000
Class A-2A Senior Secured Floating Rate Note	$25,000,000	$—	$—	$—	$25,000,000
Class A-2B Senior Secured Floating Rate Note	$9,950,000	$—	$—	$—	$9,950,000

See “Notes to Financial Statements – Note 4. Borrowings,” for a discussion of the terms of the Revolving Credit Facility and Notes.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, the Fund had unfunded Capital Commitments related to Subscription Agreements of $249,061,900 and $255,922,617, respectively.

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

As of June 30, 2020, the Fund’s off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2022	$3,448,816	$(86,220)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(16,166)
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	8/24/2021	$1,659,057	$(99,543)
Accelerate Resources Operating, LLC	Revolver	2/24/2026	$414,764	$(24,886)
Ahead Data Blue, LLC	Revolver	11/8/2024	$813,371	$(32,535)
Alphasense, Inc.	Revolver	5/29/2024	$872,355	$(12,493)
American Physician Partners, LLC	Revolver	12/21/2021	$97,681	$(3,907)
AMI US Holdings, Inc.	Revolver	4/1/2024	$87,568	$(2,627)
Analogic Corporation	Revolver	6/22/2023	$213,889	$(10,694)
Avetta, LLC	Revolver	4/10/2024	$247,198	$(8,652)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(14,488)
Azurity Pharmaceuticals, Inc.	Revolver	3/21/2023	$482,932	$(14,488)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(109,506)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(38,649)
BK Medical Holding Company, Inc.	Revolver	6/22/2023	$321,733	$(19,304)
Blink Holdings, Inc.	Delayed Draw Term Loan	9/10/2021	$496,602	$(37,245)
Businesssolver.com, Inc.	Revolver	5/15/2023	$323,529	$(9,706)
Captain D’s, Inc.	Revolver	12/15/2023	$50,267	$(3,142)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$1,053,759	$(295,053)
Dillon Logistics, Inc.	Revolver	12/11/2023	$134,601	$(55,213)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(8,454)
E2open LLC	Revolver	11/26/2024	$311,365	$(20,239)
Engage2Excel, Inc.	Revolver	3/7/2023	$119,353	$(10,443)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(12,186)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	5/17/2021	$839,091	$(41,955)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(22,675)
EvolveIP, LLC	Revolver	6/7/2023	$453,495	$(13,605)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(7,594)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$1,814,240	$(7,438)
Fuze, Inc.	Revolver	9/20/2024	$1,295,886	$(18,531)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$323,970	$(23,847)
GHA Buyer, Inc.	Revolver	6/24/2025	$365,800	$(7,316)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$251,631	$(8,807)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$698,820	$(20,091)
INH Buyer, Inc.	Revolver	1/31/2024	$96,067	$(8,646)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$1,827,561	$(22,845)
Kaseya Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(11,122)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Kaseya Inc.	Delayed Draw Term Loan	3/4/2022	$237,545	$(5,939)
Kaseya Inc.	Revolver	5/2/2025	$3,760	$(122)
Kindeva Drug Delivery L.P.	Revolver	5/1/2025	$1,445,322	$(36,133)
Metametrics, Inc.	Revolver	9/10/2025	$434,122	$(21,706)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(86,100)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(18,349)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(37,001)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$240,285	$(24,029)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	$3,288,636	$(213,761)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	1/17/2022	$585,909	$(10,253)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	$190,420	$(3,808)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$694,740	$(13,895)
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	3/19/2021	$1,326,335	$(13,263)
Rep Tec Intermediate Holdings, Inc.	Revolver	6/19/2025	$442,112	$(8,842)
RxBenefits, Inc.	Revolver	3/29/2024	$106,616	$(5,331)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(6,020)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(83,230)
Single Digits, Inc.	Revolver	12/21/2023	$316,272	$(25,302)
Sirsi Corporation	Revolver	3/15/2024	$553,741	$(22,150)
Smartlinx Solutions, LLC	Revolver	3/4/2026	$519,484	$(14,286)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$152,035	$(8,362)
Smile Brands, Inc.	Revolver	10/12/2023	$254,808	$(14,014)
Star2star Communications, LLC	Delayed Draw Term Loan	3/11/2022	$640,576	$(12,812)
Star2star Communications, LLC	Revolver	3/13/2025	$960,864	$(19,217)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$—
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$—
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,866	$(26,859)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,381,064	$(42,122)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$690,532	$(25,895)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$242,571	$(7,083)
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$20,418	$(306)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$135,009	$(2,025)
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$1,941,237	$(87,356)

Total 1st Lien/Senior Secured Debt			$47,546,511	$(2,057,532)

Total			$47,546,511	$(2,057,532)

As of December 31, 2019, the Fund’s off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$558,432	$(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	$961,256	$(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	$612,979	$(12,260)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(3,616)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$119,189	$(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	$194,118	$—
Captain D’s, Inc.	Revolver	12/15/2023	$60,466	$(604)
CutisPharma, Inc.	Revolver	3/21/2023	$482,932	$(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$1,810,522	$(17,562)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$158,064	$(3,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(2,537)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	$125,635	$(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	6/7/2023	$566,868	$(8,503)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(117,926)
Fuze, Inc.	Revolver	9/20/2024	$388,766	$(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(6,750)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$108,813	$(1,360)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	$2,365,584	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,179,466	$(77,243)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$64,919	$(1,136)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	$328,125	$(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$300,356	$(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$1,643,567	$(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	$161,139	$(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$—
Smile Brands, Inc.	Revolver	10/12/2023	$220,833	$—
Sugarcrm, Inc.	Revolver	7/31/2024	$310,244	$—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$27,828	$(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,865	$(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$656,005	$(11,480)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(20,803)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$6,659,893	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$4,535,600	$(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	$181,424	$(3,628)

Total 1st Lien/Senior Secured Debt			$71,406,720	$(1,007,901)

Total			$71,406,720	$(1,007,901)

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

As of June 30, 2020, the Fund had $31,000,000 outstanding on the Revolving Credit Facility and the Fund was in compliance with the terms of the Revolving Credit Facility. As of December 31, 2019, the Fund had $19,500,000 outstanding on the Revolving Credit Facility and the Fund was in compliance with the terms of the Revolving Credit Facility. The Fund intends to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$218,625	$61,865
Commitment fees	10,889	39,588
Amortization of financing costs	18,649	66,961

Total interest and debt financing expenses	$248,163	$168,414

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$363,648	$365,832
Commitment fees	39,147	81,629
Amortization of financing costs	37,295	103,554

Total interest and debt financing expenses	$440,090	$551,015

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

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. For the three and six months ended June 30, 2020, the Fund incurred collateral management fees of $0 and $0, respectively. For the three and six months ended June 30, 2019, the Fund incurred collateral management fees of $325,809 and $325,809, respectively.

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities, and terminated the Barclays Credit Facility. For a discussion of the CLO Transaction, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Securitization.”

For the three months ended June 30, 2020 and June 30, 2019, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Three Months Ended June 30,
	2020	2019
Interest and borrowing expenses	$—	$1,702,457
Commitment fees	—	14,083
Amortization of deferred financing costs	—	125,614

Total interest and debt financing expenses	$—	$1,842,154

For the six months ended June 30, 2020 and June 30, 2019, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Six Months Ended June 30,
	2020	2019
Interest and borrowing expenses	$—	$2,585,490
Commitment fees	—	51,297
Amortization of financing costs	—	231,918

Total interest and debt financing expenses	$—	$2,868,705

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

The Adviser serves as collateral manager to the Issuer pursuant to the Collateral Management Agreement. For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the Collateral Management Agreement. For the three and six months ended June 30, 2020, the Fund incurred collateral management fees of $458,890 and $917,949, respectively, which were voluntarily waived by the Adviser. For the three and six months ended June 30, 2019, the Fund incurred collateral management fees of $0 and $0, respectively.

The interest rate and outstanding borrowings under the Notes as of June 30, 2020 were as follows:

Notes	Principal Amount	Interest rate at June 30, 2020	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$176,235,298	$176,733,414
Class A-2A	25,000,000	L+2.45%	24,724,368	24,947,475
Class A-2B	9,950,000	4.23%	9,811,877	10,478,932
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$210,771,543	$212,159,821

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.

The interest rate and outstanding borrowings under the Notes as of December 31, 2019 were as follows:

Notes	Principal Amount	Interest rate at December 31, 2019	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$175,875,031	$178,195,723
Class A-2A	25,000,000	L+2.45%	24,673,826	24,889,050
Class A-2B	9,950,000	4.23%	9,787,776	9,916,279
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$210,336,633	$213,001,052

* Class B, Class C and Subordinated Notes have been eliminated in consolidation.

For the three months ended June 30, 2020, the components of interest expense related to the Notes were as follows:

	For the Three Months Ended June 30
	2020	2019
Interest and borrowing expenses	$1,712,693	$—
Amortization of debt issuance costs	57,242	—

Total interest and borrowing expenses	$1,769,935	$—

For the six months ended June 30, 2020, the components of interest expense related to the Notes were as follows:

	For the Six Months Ended June 30
	2020	2019
Interest and borrowing expenses	$3,711,765	$—
Amortization of debt issuance costs	434,910	—

Total interest and borrowing expenses	$4,146,675	$—

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

As of June 30, 2020, and December 31, 2019, the Fund had total senior securities of $241,771,543 and $229,836,633, respectively, consisting of borrowings under the Revolving Credit Facility and the Notes, and had asset coverage ratios of 171% and 163%, respectively.

Critical Accounting Policies

Valuation of Investments

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2020, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,164,385)	$(585,500)	$(578,885)
Up 100 basis points	4,657,541	2,342,000	2,315,541
Up 200 basis points	9,315,081	4,684,000	4,631,081
Up 300 basis points	13,972,623	7,026,000	6,946,623

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the six months ended June 30, 2020, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the shares of common stock assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of June 30, 2020 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2020.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of June 30, 2020(1)	(29.1)%	(16.9)%	(4.7)%	7.6%	19.8%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(36.4)%	(21.4)%	(6.4)%	8.6%	23.6%

(1)

Assumes $422.7 million in total portfolio assets, $249.9 million in senior securities outstanding, $172.8 million in net assets, and an average cost of funds of 3.2%. Actual interest payments may be different.

(2)

Assumes $422.7 million in total portfolio assets, $281.8 million in senior securities outstanding, $140.9 million in net assets, and an average cost of funds of 3.2%. Actual interest payments may be different.

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

None.

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: August 14, 2020	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)