Form 10-Q
period 2020-09-30
AB Private Credit Investors Corp
filed 2020-11-13
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 20,047,108.805 shares of common stock, $0.01 par value per share, outstanding as of November 13, 2020.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of September 30, 2020 (Unaudited)	As of December 31, 2019
Assets
Investments, at fair value (amortized cost of $424,984,295 and $346,873,740, respectively)	$414,711,112	$345,025,318
Cash and cash equivalents	23,593,970	14,931,791
Interest receivable	2,149,696	1,849,816
Prepaid expenses	439,002	112,166
Receivable for investments sold	143,796	286,935
Receivable for fund shares	30,001	19,909,278
Deferred financing costs	8,811	64,959

Total assets	$441,076,388	$382,180,263

Liabilities
Notes payable (net of unamortized discount of $27,588 and $32,835, respectively, and debt issuance costs of $2,066,467 and $2,780,532, respectively)	$211,055,945	$210,336,633
Credit facility payable	34,500,000	19,500,000
Secured borrowings	3,430,000	—
Payable to Adviser	2,399,951	355,255
Incentive fee payable	1,945,203	1,049,291
Distribution payable	1,411,652	964,833
Management fees payable	1,344,593	1,053,696
Interest and borrowing expenses payable	1,076,443	3,412,567
Professional fees payable	731,281	650,840
Administrator and custodian fees payable	301,054	260,061
Accrued expenses and other liabilities	58,112	—
Directors’ fees payable	50,000	—
Transfer agent fees payable	13,083	9,397
Miscellaneous payable	—	25,295

Total liabilities	$258,317,317	$237,617,868

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 20,047,109 and 14,627,401 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	200,471	146,274
Paid-in capital in excess of par value	192,652,507	146,096,298
Distributable earnings (accumulated loss)	(10,094,548)	(1,680,177)

Total net assets of AB Private Credit Investors Corporation	$182,758,430	$144,562,395

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$641	$—

Total net assets	$182,759,071	$144,562,395

Total liabilities and net assets	$441,076,388	$382,180,263

Net asset value per share of AB Private Credit Investors Corporation	$9.12	$9.88

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income, net of amortization/accretion	$7,592,653	$5,718,631	$21,927,281	$14,290,652
Payment-in-kind interest	279,404	104,675	641,304	166,946
Other fee income	96,220	35,731	397,531	171,072

Total investment income	7,968,277	5,859,037	22,966,116	14,628,670

Expenses:
Interest and borrowing expenses	1,753,718	2,424,364	6,340,483	5,844,084
Management fees	1,563,422	1,017,059	4,359,381	2,477,129
Income-based incentive fee	326,274	180,792	1,382,704	586,627
Collateral management fees	462,788	367,534	1,380,737	693,343
Professional fees	339,664	379,792	1,220,261	1,197,314
Administration and custodian fees	95,391	113,524	286,900	259,233
Directors’ fees	50,000	37,500	150,000	112,500
Insurance expenses	25,998	68,338	138,162	193,013
Transfer agent fees	13,083	8,104	36,390	19,203
Other expenses	101,348	103,084	495,758	318,440

Total expenses	4,731,686	4,700,091	15,790,776	11,700,886
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement	998,880	—	1,751,021	—
Waived collateral management fees	(462,788)	(367,534)	(1,380,737)	(693,343)
Expense reimbursement from Adviser	—	(31,875)	(89,757)	(447,556)
Waived management fees	(218,829)	(60,261)	(1,664,920)	(191,359)
Waived incentive fees	—	(56,255)	(486,784)	(132,327)

Net expenses	5,048,949	4,184,166	13,919,599	10,236,301

Net investment income before taxes	2,919,328	1,674,871	9,046,517	4,392,369

Net investment income	2,919,328	1,674,871	9,046,517	4,392,369

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	10,789	76,718	12,605	64,058
Net change in unrealized appreciation (depreciation) on investments	8,475,469	(470,046)	(8,424,761)	(422,333)

Net realized and change in unrealized gains (losses) on investment transactions	8,486,258	(393,328)	(8,412,156)	(358,275)

Net increase (decrease) in net assets resulting from operations	$11,405,586	$1,281,543	$634,361	$4,034,094

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	—	—	—	—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$11,405,586	$1,281,543	$634,361	$4,034,094

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.15	$0.15	$0.50	$0.48
Earnings per share (basic and diluted):	$0.57	$0.11	$0.04	$0.44
Weighted average shares outstanding:	19,882,995	11,226,276	18,105,602	9,182,983

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest – ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2020	19,881,192	$198,812	$191,141,567	$(18,574,974)	$—	$172,765,405
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,919,328	—	2,919,328
Net realized gain (loss) on investments	—	—	—	10,789	—	10,789
Net change in unrealized appreciation (depreciation) on investments	—	—	—	8,475,469	—	8,475,469
Capital transactions:
Issuance of common stock	—	—	—	—	—	—
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	641	641
Issuance of common shares pursuant to distribution reinvestment plan	165,917	1,659	1,510,940	—	—	1,512,599
Repurchase of common stock	—	—	—	—	—	—
Distributions to stockholders	—	—	—	(2,925,160)	—	(2,925,160)

Total increase (decrease) for the three months ended September 30, 2020	165,917	1,659	1,510,940	8,480,426	641	9,993,666

Net assets at September 30, 2020	20,047,109	$200,471	$192,652,507	$(10,094,548)	$641	$182,759,071

Distributions declared per share	—	$—	$—	$0.15	$—	$0.15

Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$—	$144,562,395
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,046,517	—	9,046,517
Net realized gain (loss) on investments	—	—	—	12,605	—	12,605
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,424,761)	—	(8,424,761)
Capital transactions:
Issuance of common stock	4,876,625	48,766	41,796,086	—	—	41,844,852
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	641	641
Issuance of common shares pursuant to distribution reinvestment plan	543,083	5,431	4,760,123	—	—	4,765,554
Repurchase of common stock	—	—	—	—	—	—
Distributions to stockholders	—	—	—	(9,048,732)	—	(9,048,732)

Total increase (decrease) for the nine months ended September 30, 2020	5,419,708	54,197	46,556,209	(8,414,371)	641	38,196,676

Net assets at September 30, 2020	20,047,109	$200,471	$192,652,507	$(10,094,548)	$641	$182,759,071

Distributions declared per share	$—	$—	$—	$0.52	$—	$0.52

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at June 30, 2019	10,620,261	$106,203	$106,234,097	$(623,964)	$105,716,336
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,674,871	1,674,871
Net realized gain (loss) on investments	—	—	—	76,718	76,718
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(470,046)	(470,046)
Capital transactions:
Issuance of common stock	1,795,822	17,957	17,949,853	—	17,967,810
Issuance of common shares pursuant to distribution reinvestment plan	91,341	913	906,089	—	907,002
Repurchase of common stock	(8,478)	(84)	(84,329)	—	(84,413)
Distributions to stockholders	—	—	—	(1,674,929)	(1,674,929)

Total increase (decrease) for the three months ended September 30, 2019	1,878,685	18,786	18,771,613	(393,386)	18,397,013

Net assets at September 30, 2019	12,498,946	$124,989	$125,005,710	$(1,017,350)	$124,113,349

Distributions declared per share	—	$—	$—	$0.13	$0.13

Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$63,273,710
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,392,369	4,392,369
Net realized gain (loss) on investments	—	—	—	64,058	64,058
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(422,333)	(422,333)
Capital transactions:
Issuance of common stock	5,896,977	58,969	58,997,766	—	59,056,735
Issuance of common shares pursuant to distribution reinvestment plan	241,635	2,416	2,401,687	—	2,404,103
Repurchase of common stock	(23,338)	(233)	(231,890)	—	(232,123)
Distributions to stockholders	—	—	—	(4,423,170)	(4,423,170)

Total increase (decrease) for the nine months ended September 30, 2019	6,115,274	61,152	61,167,563	(389,076)	60,839,639

Net assets at September 30, 2019	12,498,946	$124,989	$125,005,710	$(1,017,350)	$124,113,349

Distributions declared per share	—	$—	$—	$0.44	$0.44

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$634,361	$4,034,094

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(119,099,067)	(191,726,921)
Payment-in-kind investments	(641,304)	(166,946)
Proceeds from sales of investments and principal repayments	43,138,316	31,722,080
Net realized (gain) loss on investments	(12,605)	(64,058)
Net change in unrealized (appreciation) depreciation on investments	8,424,761	422,333
Amortization of premium and (accretion) of discount, net	(1,495,895)	(782,772)
Amortization of discount, debt issuance and deferred financing costs	775,460	640,997

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	143,139	(187,501)
(Increase) decrease in interest receivable	(299,880)	(1,170,284)
(Increase) decrease in prepaid expenses	(326,836)	(78,112)
Increase (decrease) in management fees payable	290,897	126,669
Increase (decrease) in payable to Adviser	2,044,696	350,114
Increase (decrease) in administrator and custodian fees payable	40,993	(69,577)
Increase (decrease) in professional fees payable	80,441	2,428
Increase (decrease) in miscellaneous payable	(25,295)	—
Increase (decrease) in incentive fees payable	895,912	454,300
Increase (decrease) in directors’ fees payable	50,000	41,773
Increase (decrease) in transfer agent fees payable	3,686	(2,613)
Increase (decrease) in interest and borrowing expenses payable	(2,336,124)	1,044,057
Increase (decrease) in accrued expenses and other liabilities	58,112	10,747

Net cash provided by (used for) operating activities	(67,656,232)	(155,399,192)

Cash flows from financing activities
Issuance of common stock	61,724,129	71,623,545
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	641	—
Repurchase of common stock	—	(232,123)
Distributions paid	(3,836,359)	(1,655,139)
Financing costs paid	—	(3,686,406)
Borrowings on notes	—	213,117,165
Borrowings on credit facility	79,000,000	214,750,000
Repayments of credit facility	(64,000,000)	(302,950,000)
Secured borrowings	3,430,000	—

Net cash provided by (used for) financing activities	76,318,411	190,967,042

Net increase (decrease) in cash	8,662,179	35,567,850
Cash and cash equivalents, beginning of period	14,931,791	2,510,208

Cash and cash equivalents, end of period	$23,593,970	$38,078,058

Supplemental and non-cash financing activities
Cash paid during the period for interest	$7,843,662	$3,986,622
Issuance of common shares pursuant to distribution reinvestment plan	$4,765,554	$2,404,103

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2020

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value —226.92% + * # ^

U.S. Corporate Debt —221.22%

1st Lien/Senior Secured Debt —217.02%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,544,081	$4,504,025	$4,362,318
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(9,567)	(32,208)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(4,798)	(12,883)
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,395,736	3,332,413
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,579,947	5,536,588	5,412,549
Metametrics, Inc.(2) (3)	Business Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	09/10/2025	—	(10,773)	(32,559)
Metametrics, Inc.(1)	Business Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	09/10/2025	5,859,775	5,759,388	5,566,786
Quirch Foods Holdings, LLC(1)	Business Services	Term Loan B	5.90% (L + 5.75%)	12/19/2025	2,101,506	2,084,512	2,101,506
Single Digits, Inc.(2) (3)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(6,744)	(83,230)
Single Digits, Inc.(2)	Business Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	99,876	97,179	66,584
Single Digits, Inc.(1)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,270,920	3,247,194	3,009,246
Smile Brands, Inc.(2)	Business Services	Delayed Draw Term Loan	4.82% (L + 4.50%)	10/12/2024	479,701	475,364	460,749
Smile Brands, Inc.(2) (3)	Business Services	Revolver	4.82% (L + 4.50%)	10/12/2023	—	(1,566)	(7,644)
Smile Brands, Inc.(1)	Business Services	Term Loan	4.82% (L + 4.50%)	10/12/2024	1,627,266	1,615,867	1,578,448
Blink Holdings, Inc.(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	946,258	935,737	838,043
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,179,251	1,169,475	1,090,807
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,647,683	1,634,031	1,524,107
Captain D’s, Inc.(2)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	145,851	144,713	141,929
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,968,189	1,956,691	1,928,826
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	4.47% (L + 4.25%)	12/08/2025	2,324,350	2,297,135	2,196,511
PF Growth Partners, LLC	Consumer Non-Cyclical	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/11/2025	119,842	118,874	112,052
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/11/2025	2,016,893	2,000,139	1,885,795
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(41,435)	—
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(7,769)	—
5 Bars, LLC(1)	Digital Infrastructure & Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/27/2024	4,742,121	4,684,003	4,742,121
Ahead Data Blue, LLC(2) (3)	Digital Infrastructure & Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	11/08/2024	—	(15,840)	—
Ahead Data Blue, LLC(1)	Digital Infrastructure & Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/08/2024	5,365,412	5,274,802	5,365,412
EvolveIP, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(8,667)	(11,337)
EvolveIP, LLC(2)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	113,374	106,886	104,871

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	$6,583,944	$6,506,480	$6,485,184
Fuze, Inc.(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	777,531	251,115	766,905
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Revolver	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	—	(5,160)	(18,531)
Fuze, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	11,015,029	10,971,058	10,857,514
InSite Wireless Group, LLC(2) (3)	Digital Infrastructure & Services	Revolver	5.05% (L + 4.55%; 0.50% Floor)	03/15/2023	—	(4,001)	—
InSite Wireless Group, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	5.05% (L + 4.55%; 0.50% Floor)	03/15/2023	6,947,997	6,887,174	6,947,997
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(11,446)	(12,812)
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(17,170)	(19,217)
Star2star Communications, LLC(1)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	5,417,669	5,320,374	5,309,316
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,070,084	1,058,369	1,048,682
AEG Holding Company, Inc.(2)	Education	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	223,373	209,698	201,036
AEG Holding Company, Inc.(1)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	6,059,519	5,990,702	5,938,329
AEG Holding Company, Inc.(1)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,862,113	1,834,505	1,824,870
Accelerate Resources Operating, LLC(2) (3)	Energy	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(29,963)	(49,772)
Accelerate Resources Operating, LLC(2) (3)	Energy	Revolver	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(7,491)	(12,443)
Accelerate Resources Operating, LLC	Energy	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	4,989,614	4,899,724	4,839,925
BCP Raptor II, LLC(1) (4)	Energy	Term Loan	4.90% (L + 4.75%)	11/03/2025	5,669,153	5,668,329	4,152,654
Brazos Delaware II, LLC(1)	Energy	Term Loan B	4.16% (L + 4.00%)	05/21/2025	4,014,003	3,930,569	3,070,712
Nine Point Energy, LLC(2) (3)	Energy	Delayed Draw Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	—	(5,045)	(39,375)
Nine Point Energy, LLC	Energy	Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	5,801,551	5,713,152	5,105,365
Higginbotham Insurance Agency, Inc.	Financial Services	Term Loan	5.25% (L + 4.25%, 1.00% Floor)	12/19/2024	3,387,601	3,358,096	3,285,973
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,015,556	1,009,101	974,933
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	346,322	343,555	328,562
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	5,380,891	5,344,464	5,165,655
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,164,338	1,157,506	1,117,765
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan D	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	2,161,231	1,982,838	2,074,782
Analogic Corporation(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,225)	(7,486)
Analogic Corporation(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,122,847	2,096,111	2,048,548
Azurity Pharmaceuticals, Inc.(2) (3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	03/21/2023	—	(5,468)	(9,659)
Azurity Pharmaceuticals, Inc.(2) (3) (5)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	03/21/2023	—	(5,468)	(9,659)
Azurity Pharmaceuticals, Inc.(1) (5)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	03/21/2023	7,219,345	7,133,946	7,074,958
BK Medical Holding Company, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,575)	(19,304)
BK Medical Holding Company, Inc.	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,987,823	2,962,536	2,808,554
Caregiver 2, Inc.	Healthcare & HCIT	Term Loan	8.75% (L + 6.75%; 2.00% Floor)	07/24/2025	707,741	693,694	693,586
Caregiver 2, Inc.	Healthcare & HCIT	Term Loan	8.75% (L + 6.75%; 2.00% Floor)	07/24/2025	4,930,882	4,833,014	4,832,264

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.28% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	$—	$(25,677)	$(160,698)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	6.78% (L + 5.75%; 1.00% Floor)	03/21/2024	528,188	520,667	447,639
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.28% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	3,447,513	3,398,034	2,921,768
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	4.90% (L + 4.75%)	05/15/2026	1,067,934	1,050,801	1,029,793
Ethos Veterinary Health LLC(1)	Healthcare & HCIT	Term Loan	4.90% (L + 4.75%)	05/15/2026	2,297,487	2,278,001	2,251,538
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	—	(5,502)	(7,316)
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	1,982,943	1,957,089	1,943,284
GHA Buyer, Inc.	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	5,421,734	5,318,847	5,313,299
GHA Buyer, Inc.	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	566,634	556,560	555,301
INH Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%, 1.00% Floor)	01/31/2024	—	(2,109)	(10,293)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%, 1.00% Floor)	01/31/2025	8,615,130	8,514,382	8,184,374
Kindeva Drug Delivery L.P.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	—	(33,196)	(36,133)
Kindeva Drug Delivery L.P.(1)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,858,795	15,484,405	15,462,325
OMH-HealthEdge Holdings, LLC(2) (3)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(8,423)	(13,762)
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	3,746,601	3,673,135	3,634,203
Pace Health Companies, LLC(2) (3)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(4,855)	(21,584)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,372,536	5,329,043	5,184,497
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(45,671)	(98,659)
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(3,432)	(9,682)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	6,282,614	6,194,415	6,094,136
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,734)	(4,687)
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Delayed Draw Term Loan 2	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	351,545	348,964	344,514
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,531)	(5,859)
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	4,226,598	4,194,175	4,142,066
Platinum Dermatology Partners, LLC(6)	Healthcare & HCIT	General Delayed Draw Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	1,459,436	1,432,847	1,189,440
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	Revolver	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	511,286	500,901	416,698
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	2,009,662	1,972,519	1,637,874
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	3,195,665	3,126,827	2,604,467
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	06/09/2025	3,944,680	3,912,589	3,794,782
Salisbury House, LLC(2)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	08/30/2025	149,448	138,323	138,239
Salisbury House, LLC(1)	Healthcare & HCIT	Term Loan A1	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	5,380,111	5,245,961	5,245,608
The Center for Orthopedic and Research Excellence, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	345,266	330,096	318,508

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	$—	$(9,964)	$(15,537)
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	4,956,293	4,883,096	4,844,777
Theranest, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,750,535	2,715,502	2,681,772
Theranest, LLC	Healthcare & HCIT	Revolver	7.25% (P + 4.00%; 1.00% Floor)	07/24/2023	428,571	423,706	417,857
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,977,500	2,941,756	2,903,063
ZBS Alliance Animal Health, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	3,056,995	2,979,538	2,966,283
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	453,560	441,749	439,953
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	2,700,950	2,653,791	2,646,931
RxBenefits, Inc.(2) (3)	Pharmaceutical	Revolver	6.00% (L + 5.00%; 1.00% Floor)	03/29/2024	—	(4,060)	(5,758)
RxBenefits, Inc.(1)	Pharmaceutical	Term Loan A	6.00% (L + 5.00%; 1.00% Floor)	03/28/2025	5,665,749	5,665,749	5,609,091
Alphasense, Inc.(2) (3)	Software & Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	—	(11,488)	(8,724)
Alphasense, Inc.	Software & Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	7,269,628	7,173,898	7,196,931
AMI US Holdings, Inc.(2)	Software & Services	Revolver	5.66% (L + 5.50%)	04/01/2024	788,116	772,291	766,223
AMI US Holdings, Inc.(1)	Software & Services	Term Loan	6.59% (L + 5.50%; 1.00% Floor)	04/01/2025	8,194,212	8,064,658	8,030,328
Avetta, LLC(2) (3)	Software & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	04/10/2024	—	(5,868)	(9,888)
Avetta, LLC(1)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	04/10/2024	3,262,089	3,194,528	3,196,847
Avetta, LLC(1)	Software & Services	Term Loan B	6.50% (L + 5.50%; 1.00% Floor)	04/10/2024	4,294,118	4,229,064	4,208,235
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,678	388,235
Businesssolver.com, Inc.(2) (3)	Software & Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(3,499)	—
Businesssolver.com, Inc.(1)	Software & Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,558,599	2,588,235
Businesssolver.com, Inc.	Software & Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,367,006	1,390,037
Degreed, Inc.	Software & Services	Delayed Draw Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,924,689	2,861,271	2,895,442
Degreed, Inc.	Software & Services	Revolver	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	417,813	414,734	413,635
Degreed, Inc.(1)	Software & Services	Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,210,908	2,206,051
Dispatch Track, LLC(2) (3)	Software & Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	—	(3,833)	(4,529)
Dispatch Track, LLC(1)	Software & Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,961,935	5,948,014
Drilling Info Holdings, Inc.(1)	Software & Services	Term Loan	4.40% (L + 4.25%)	07/30/2025	3,369,458	3,358,182	3,217,832
E2open LLC(2) (3)	Software & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	—	(3,254)	(20,239)
E2open LLC(1)	Software & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	4,907,719	4,853,124	4,588,717
Engage2Excel, Inc.(1) (2)	Software & Services	Revolver	9.21% (L + 6.00%; 2.00% PIK;1.00% Floor)	03/07/2023	257,830	253,971	235,199
Engage2Excel, Inc.(1)	Software & Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK;1.00% Floor)	03/07/2023	1,024,282	1,010,635	962,825
Engage2Excel, Inc.(1)	Software & Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK;1.00% Floor)	03/07/2023	2,962,792	2,929,441	2,785,025
EnterpriseDB Corporation(2) (3)	Software & Services	Revolver	7.75% (L+5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	—	(10,423)	(12,186)
EnterpriseDB Corporation(1)	Software & Services	Term Loan	7.75% (L+5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	7,874,200	7,752,855	7,736,402

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EnterpriseDB Corporation(8)	Software & Services	Term Loan	7.75% (L+5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	$4,512,559	$4,422,307	$4,433,589
Exterro, Inc.(2) (3)	Software & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(4,094)	(1,650)
Exterro, Inc.(1)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,759,147	2,779,483
Exterro, Inc.(1)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,710,713	5,780,077
Faithlife, LLC(2) (3)	Software & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(60,272)	(60,694)
Faithlife, LLC(2) (3)	Software & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(5,542)	(5,581)
Faithlife, LLC	Software & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	732,515	717,897	717,865
Finalsite Holdings, Inc.(2) (3)	Software & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	09/25/2024	—	(2,964)	(4,430)
Finalsite Holdings, Inc.(1)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/25/2024	3,307,718	3,266,662	3,249,833
Genesis Acquisition Co.	Software & Services	Delayed Draw Term Loan	4.22% (L + 4.00%)	07/31/2024	40,294	40,033	36,970
Genesis Acquisition Co.	Software & Services	Revolver	4.22% (L + 4.00%)	07/31/2024	202,400	199,761	185,702
Genesis Acquisition Co.(1)	Software & Services	Term Loan	4.22% (L + 4.00%)	07/31/2024	1,352,377	1,334,066	1,240,806
GS AcquisitionCo, Inc.	Software & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	1,433,657	1,433,657	1,404,984
GS AcquisitionCo, Inc.	Software & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	698,820	690,826	684,844
GS AcquisitionCo, Inc.(2)	Software & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	268,042	264,237	260,383
GS AcquisitionCo, Inc.(1)	Software & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	3,535,661	3,500,100	3,464,948
Kaseya Inc.(2) (3) (9)	Software & Services	Delayed Draw Term Loan	8.09% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	—	(1,700)	(2,969)
Kaseya Inc.(2) (9)	Software & Services	Delayed Draw Term Loan	8.09% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	103,411	98,126	97,003
Kaseya Inc.(2) (9)	Software & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	184,235	181,313	176,715
Kaseya Inc.(1) (9)	Software & Services	Term Loan	8.09% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	4,916,021	4,875,488	4,817,700
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	652,655	651,040	636,338
Ministry Brands, LLC(1)	Software & Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,120,743	3,113,066	3,042,724
Netwrix Corporation(2) (3)	Software & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(10,014)	(11,896)
Netwrix Corporation(2) (3)	Software & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(20,036)	(23,793)
Netwrix Corporation(2) (3)	Software & Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(4,467)	(3,956)
Netwrix Corporation	Software & Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	1,665,510	1,620,844	1,625,954
Real Capital Analytics, Inc.(2) (3)	Software & Services	Revolver	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	—	(2,845)	—
Real Capital Analytics, Inc.(1)	Software & Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	10/02/2024	3,019,297	3,006,552	3,019,297
Real Capital Analytics, Inc.(1)	Software & Services	Term Loan	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,843,072	4,863,178
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(25,067)	(26,527)
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(8,356)	(8,842)
Rep Tec Intermediate Holdings, Inc.	Software & Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	4,174,862	4,095,962	4,091,364
Selligent, Inc.(2) (3) (10)	Software & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(1,875)	(4,013)
Selligent, Inc.(10)	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/05/2024	1,892,621	1,871,928	1,854,769
Sirsi Corporation(2) (3)	Software & Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(5,914)	(11,075)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sirsi Corporation(1)	Software & Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	$8,554,115	$8,458,563	$8,383,032
Smartlinx Solutions, LLC(2) (3)	Software & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(4,712)	(9,974)
Smartlinx Solutions, LLC(1)	Software & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,750,360	5,645,288	5,639,953
Sugarcrm, Inc.	Software & Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	310,244	306,692	310,244
Sugarcrm, Inc.(1)	Software & Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	3,600,024	3,555,415	3,600,024
Summit Infrastructure Group, Inc.(2)	Software & Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	03/15/2024	450,303	434,610	450,303
Summit Infrastructure Group, Inc.(2) (3)	Software & Services	Revolver	5.00% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(7,852)	—
Summit Infrastructure Group, Inc.(1)	Software & Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	03/15/2024	6,971,246	6,867,697	6,971,246
Swiftpage, Inc.	Software & Services	Revolver	6.63% (L + 5.50%; 1.00% Floor)	06/13/2023	225,317	222,860	217,430
Swiftpage, Inc.	Software & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,477,778	2,449,177	2,391,056
Swiftpage, Inc.	Software & Services	Term Loan A	6.63% (L + 5.50%; 1.00% Floor)	06/13/2023	228,056	225,006	220,074
Symplr Software, Inc.(2) (3)	Software & Services	Revolver	5.72% (L + 5.50%)	11/30/2023	—	(2,907)	(10,376)
Symplr Software, Inc.(1)	Software & Services	Term Loan	5.72% (L + 5.50%)	11/28/2025	5,713,296	5,644,787	5,513,331
Symplr Software, Inc.	Software & Services	Term Loan	5.72% (L + 5.50%)	11/28/2025	754,434	739,414	739,345
Telesoft Holdings, LLC(2) (3)	Software & Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(11,703)	(13,429)
Telesoft Holdings, LLC	Software & Services	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	5,938,821	5,820,184	5,805,198
TRGRP, Inc.(2) (3)	Software & Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(4,123)	(6,667)
TRGRP, Inc.(1)	Software & Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,089,261	1,073,662	1,067,476
TRGRP, Inc.(1)	Software & Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,874,842	4,811,356	4,777,345
Velocity Purchaser Corporation(2) (3)	Software & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(1,715)	—
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	660,247	652,749	660,247
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,655,701	2,631,283	2,655,701
Watermark Insights, LLC(1)	Software & Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	325,387	323,852	315,626
Watermark Insights, LLC(1)	Software & Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	2,592,811	2,575,810	2,515,027
Purchasing Power, LLC(1)	Specialty Finance	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,662,989	2,628,475	2,569,785
Dillon Logistics, Inc.(2)	Transport & Logistics	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	214,686	210,493	27,635
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,797,528	2,678,713	1,510,665
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	822,784	776,017	444,304
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	5.16% (L + 5.00%)	12/21/2023	5,613,402	5,565,630	5,501,134

Total U.S. 1st Lien/Senior Secured Debt						407,149,377	396,614,617

2nd Lien/Junior Secured Debt—4.20%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	7.65% (L + 7.50%)	04/17/2026	$1,230,107	$1,207,592	$1,202,429
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Services	Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,451,968	6,472,334

Total 2nd Lien/Junior Secured Debt						7,659,560	7,674,763

Total U.S. Corporate Debt						414,808,937	404,289,380
Canadian Corporate Debt - 0.64%
1st Lien/Senior Secured Debt - 0.64%
McNairn Holdings Ltd.(1) (10) (11)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	841,967	834,545	808,288

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Nuvei Technologies Corp.(1) (10)	Business Services	Initial U.S. Term Loan Commitment	6.00% (L + 5.00%; 1.00% Floor)	09/29/2025	$355,163	$355,199	$351,611

Total Canadian 1st Lien/Senior Secured Debt						1,189,744	1,159,899

Total Canadian Corporate Debt						1,189,744	1,159,899

	Portfolio Company			Industry	Shares	Cost	Fair Value
U.S. Preferred Stock - 3.74%
Concerto, LLC(12) (13)				Healthcare & HCIT	65,614	$349,977	$349,977
Health Platforms Group, Inc.(13)				Healthcare & HCIT	16,502	90,761	122,280
SBS Ultimate Holdings, LP(13)				Healthcare & HCIT	217,710	861,879	620,473
Datarobot, Inc.(13)				Software & Services	38,190	289,278	289,278
Degreed, Inc.(13)				Software & Services	43,819	278,541	438,190
Heap(13)				Software & Services	189,617	696,351	696,351
Netskope, Inc.(13)				Software & Services	36,144	302,536	302,536
Phenom People, Inc.(13)				Software & Services	35,055	220,610	220,612
Protoscale Rubrik(13)				Software & Services	25,397	598,212	598,201
Punchh(13)				Software & Services	24,262	275,337	275,337
Samsara Networks, Inc.(13)				Software & Services	33,451	369,998	369,998
Symplr Software Intermediate Holdings, Inc.(13)				Software & Services	1,196	1,160,532	1,453,607
Workfront, Inc.(13)				Software & Services	104,058	999,997	1,101,974

Total U.S. Preferred Stock						6,494,009	6,838,814
U.S. Common Stock - 1.20%
Neutral Connect, LLC(13) (14)				Digital Infrastructure & Services	396,513	439,931	406,704
Leeds FEG Investors, LLC(13)				Education	320	321,309	341,595
Nine Point Energy, LLC(13)				Energy	3,567,059	—	—
INH Group Holdings(13)				Healthcare & HCIT	484,552	484,552	644,454
Aggregator, LLC(13)				Software & Services	417,813	417,813	676,856
American Safety Holding Corp.(13) (15)				Software & Services	130,824	130,824	130,824

Total U.S. Common Stock						1,794,429	2,200,433
U.S. Warrants - 0.12%
Fuze, Inc., expire 09/20/2029(13)				Digital Infrastructure & Services	196,328	615,168	62,825
SBS Ultimate Holdings, LP, expire 09/18/2030(13)				Healthcare & HCIT	17,419	—	—
Alphasense, LLC, expire 05/29/2027(13)				Software & Services	38,346	35,185	64,051
Degreed, Inc., expire 05/31/2026(13)				Software & Services	26,294	46,823	95,710

Total U.S. Warrants						697,176	222,586

TOTAL INVESTMENTS - 226.92%(16)						$424,984,295	$414,711,112

LIABILITIES IN EXCESS OF OTHER ASSETS—(126.92%)							$(231,952,041)

NET ASSETS—100.00%							$182,759,071

+

As of September 30, 2020, qualifying assets represented 98.70% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of September 30, 2020, rates for weekly 1M L, 2M L, 3M L and 6M L are 0.15%, 0.19%, 0.23% and 0.26%, respectively. As of September 30, 2020, the U.S. Prime rate was 3.25%.

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

(4)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(5)	CutisPharma, Inc. has been renamed to Azurity Pharmaceuticals, Inc. in 2020.
(6)	$300,962 of the funded par amount accrues interest at 10.50% (P + 2.00%; 5.25% PIK).
(7)	$126,791 of the funded par amount accrues interest at 9.25% (L + 3.00%; 5.25% PIK).
(8)	Portion of security pledged as collateral for the secured borrowings of the Fund.

See Notes to Unaudited Consolidated Financial Statements

(9)	Rhode Holdings, Inc. has been renamed to Kaseya Inc. in 2020.
(10)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(11)	JHMCRN Holdings, Inc. has been renamed to McNairn Holdings Ltd. in 2020.
(12)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(13)	Non-income producing investment.
(14)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.
(15)	Position or portion thereof is held by REP Coinvest II Tec, LP which is held by ABPCIC Equity Holdings, LLC.
(16)

Aggregate gross unrealized appreciation for federal income tax purposes is $2,501,535; aggregate gross unrealized depreciation for federal income tax purposes is $12,774,718. Net unrealized depreciation is $10,273,183 based upon a tax cost basis of $424,984,295.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2019

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —238.67% + * # ^
U.S. Corporate Debt —231.87%
1st Lien/Senior Secured Debt —226.60%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,682,293	$4,636,124	$4,635,470
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	3,435,477	3,388,842	3,383,945
BEP Borrower Holdco, LLC(2)(3)	Business Services	Revolver	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(5,753)	(6,442)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan B	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(22,949)	(25,766)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(11,474)	(12,883)
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	09/06/2024	5,622,980	5,572,024	5,568,438
Metametrics, Inc.(1)	Business Services	Term Loan	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	5,904,056	5,790,820	5,785,975
Metametrics, Inc.(2)(3)	Business Services	Revolver	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	—	(12,365)	(13,024)
Quirch Foods Holdings, LLC(1)	Business Services	Term Loan B	7.93% (L + 6.00%)	12/19/2025	2,117,548	2,098,488	2,096,372
Single Digits, Inc.(1)	Business Services	Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	3,295,889	3,267,258	3,262,930
Single Digits, Inc.(2)(3)	Business Services	Revolver	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(3,315)	(4,161)
Single Digits, Inc.(2)(3)	Business Services	Delayed Draw Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(8,290)	(10,404)
Smile Brands, Inc.(1)	Business Services	Term Loan	6.70% (L + 4.50%)	10/12/2024	1,639,688	1,626,385	1,639,688
Smile Brands, Inc.(2)	Business Services	Revolver	8.25% (P + 3.50%)	10/12/2023	33,974	32,034	33,974
Smile Brands, Inc.(2)	Business Services	Delayed Draw Term Loan	6.70% (L + 4.50%)	10/12/2024	301,121	296,019	301,121
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	6.19% (L + 4.25%)	12/08/2025	2,429,318	2,397,496	2,392,878
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,660,261	1,644,369	1,643,658
Blink Holdings, Inc.(1)(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,068,410	1,057,010	1,056,534
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	12/15/2023	2,003,178	1,988,982	1,983,146
Captain D’s, Inc.(2)(5)	Consumer Non-Cyclical	Revolver	8.25% (P + 3.50%, 1.00% Floor)	12/15/2023	134,587	133,209	132,636
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Term Loan	8.93% (L + 7.00%; 1.00% Floor)	04/10/2023	962,223	949,192	945,384
Lucky Bucks, LLC(1)(2)(6)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.91% (L + 7.00%; 1.00% Floor)	04/10/2023	1,043,095	1,028,456	1,023,705
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.80% (L + 5.00%)	07/11/2025	2,032,211	2,013,134	2,011,889
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.74% (L + 5.00%)	07/11/2025	60,071	56,721	56,467
Tropical Smoothie Cafe, LLC(1)	Consumer Non-Cyclical	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	1,343,338	1,332,936	1,343,338
Tropical Smoothie Cafe, LLC(2)	Consumer Non-Cyclical	Revolver	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,526	38,574
Tropical Smoothie Cafe, LLC(2)(3)	Consumer Non-Cyclical	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	—	(65,980)	—
Ahead Data Blue, LLC(1)	Digital Infrastructure & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	5,447,119	5,340,940	5,338,177
Ahead Data Blue, LLC(2)(3)	Digital Infrastructure & Services	Revolver	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	—	(18,666)	(19,225)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	$6,633,822	$6,536,708	$6,534,315
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(8,269)	(8,503)
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(11,028)	(11,337)
5 Bars, LLC	Digital Infrastructure & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	4,742,121	4,674,290	4,670,990
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(9,197)	(9,700)
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(49,051)	(51,732)
D1 Holdings LLC	Digital Infrastructure & Services	Note	7.00%	06/26/2020	32,241	32,241	32,241
Fuze, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	11,015,029	10,961,643	10,513,845
Fuze, Inc.(2)	Digital Infrastructure & Services	Revolver	10.00% (P + 5.25%; 1.00% Floor)	09/20/2024	907,120	901,003	848,157
Fuze, Inc.(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	—	(586,835)	(117,926)
InSite Wireless Group, LLC(1)(2)	Digital Infrastructure & Services	Term Loan	6.28% (L + 4.52%; 0.50% Floor)	03/15/2023	6,833,574	6,700,275	6,670,911
InSite Wireless Group, LLC	Digital Infrastructure & Services	Revolver	6.32% (L + 4.52%; 0.50% Floor)	03/15/2023	460,172	455,073	454,419
AEG Holding Company, Inc.(1)	Education	Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,876,255	1,842,769	1,838,730
AEG Holding Company, Inc.(1)	Education	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	11/20/2023	6,106,250	6,022,723	5,984,125
AEG Holding Company, Inc.(2)	Education	Revolver	7.72% (L + 6.00%; 1.00% Floor)	11/20/2023	558,432	541,763	536,095
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,078,211	1,063,994	1,056,647
BCP Raptor II, LLC(1)(7)	Energy	Term Loan	6.55% (L + 4.75%)	11/03/2025	5,712,209	5,711,278	5,255,233
Brazos Delaware II, LLC(1)(7)	Energy	Term Loan B	5.79% (L + 4.00%)	05/21/2025	4,045,160	3,949,599	3,441,743
Nine Point Energy, LLC(1)	Energy	Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	4,921,875	4,832,047	4,823,438
Nine Point Energy, LLC(1)(2)(3)	Energy	Revolver	7.21% (L + 5.50%; 1.00% Floor)	06/07/2024	—	(5,998)	(6,562)
Nine Point Energy, LLC(1)(2)	Energy	Delayed Draw Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	437,500	406,186	402,500
Higginbotham Insurance Agency, Inc.	Financial Services	Incremental Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	1,047,616	1,037,219	1,037,140
Higginbotham Insurance Agency, Inc.(2)	Financial Services	Delayed Draw Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	—	—	—
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/24/2025	3,774,984	3,692,206	3,690,047
OMH-HealthEdge Holdings, LLC(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(9,940)	(10,321)
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	2,721,360	2,668,061	2,666,933
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.04% (L + 4.25%; 1.00% Floor)	11/08/2025	498,916	485,603	485,309
ZBS Alliance Animal Health, LLC(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	—	(88,520)	(90,712)
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,203,704	1,192,634	1,191,667

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	$5,562,816	$5,503,929	$5,507,188
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	177,601	173,200	173,161
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,049,891	1,039,517	1,039,392
Analogic Corporation(1)	Healthcare & HCIT	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	06/24/2024	2,937,163	2,891,148	2,893,987
Analogic Corporation(2)	Healthcare & HCIT	Revolver	7.80% (L + 6.00%; 1.00% Floor)	06/22/2023	28,696	24,667	24,678
CutisPharma, Inc.(1)	Healthcare & HCIT	Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	7,292,268	7,183,139	7,164,653
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
Delaware Valley Management Holdings, Inc.(1)	Healthcare & HCIT	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	4,414,146	4,337,516	4,325,863
Delaware Valley Management Holdings, Inc.(2)	Healthcare & HCIT	Revolver	7.50% (L + 5.75%; 1.00% Floor)	03/21/2024	368,816	359,862	358,278
Delaware Valley Management Holdings, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(69,365)	(105,376)
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Term Loan	6.80% (L + 5.00%)	05/15/2026	3,382,870	3,343,496	3,340,651
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	570,916	559,588	559,497
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	1,998,132	1,966,554	1,958,169
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(3,098)	(4,050)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,656)	(5,709)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,175)	(6,750)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2025	8,643,765	8,528,135	8,514,109
INH Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2024	—	(2,542)	(3,088)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	5,413,237	5,362,021	5,359,104
Pace Health Companies, LLC(2)(3)	Healthcare & HCIT	Revolver	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(5,789)	(6,167)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	05/18/2023	6,319,034	6,207,891	6,192,653
Pinnacle Dermatology Management, LLC(2)(3)	Healthcare & HCIT	Revolver	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(6,377)	(9,368)
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	1,499,395	1,455,846	1,436,536
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	8.24% (L + 6.25%; 1.00% Floor)	01/03/2023	3,147,110	3,107,800	2,911,076
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	1,959,465	1,934,744	1,812,505
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	498,592	492,422	461,197
Platinum Dermatology Partners, LLC(1)(9)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	8.20% (L + 6.25%; 1.00% Floor)	01/03/2023	1,422,407	1,404,839	1,315,726
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	6.46% (L + 4.75%; 1.00% Floor)	06/09/2025	3,974,715	3,938,087	3,934,968
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	$4,993,841	$4,910,901	$4,906,449
The Center for Orthopedic and Research Excellence, Inc.(2)	Healthcare & HCIT	Revolver	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	34,527	23,105	22,442

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
The Center for Orthopedic and Research Excellence, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	$—	$(14,181)	$(15,105)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	3,000,000	2,955,526	2,940,000
Theranest, LLC(2)(3)	Healthcare & HCIT	Revolver	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(6,143)	(8,571)
Theranest, LLC(1)(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	1,613,143	1,577,054	1,568,143
RxBenefits, Inc.(1)	Pharmaceutical	Term Loan A	7.17% (L + 5.25%; 1.00% Floor)	03/28/2025	5,777,984	5,777,984	5,720,204
RxBenefits, Inc.(2)(3)	Pharmaceutical	Revolver	7.17% (L + 5.25%; 1.00% Floor)	03/29/2024	—	(4,900)	(5,758)
Dispatch Track, LLC(1)	Software & Services	Term Loan	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,948,735	5,948,014
Dispatch Track, LLC(2)	Software & Services	Revolver	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	132,849	128,320	128,320
Real Capital Analytics, Inc.(1)	Software & Services	Term Loan	7.09% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,839,901	4,838,862
Real Capital Analytics, Inc.(2)	Software & Services	Revolver	6.90% (L + 5.00%, 1.00% Floor)	10/02/2024	555,792	552,482	552,318
Real Capital Analytics, Inc.	Software & Services	First Supplemental Term Loan	6.71% (L + 5.00%, 1.00% Floor)	10/02/2024	3,019,297	3,004,200	3,004,200
Telesoft Holdings, LLC	Software & Services	Term Loan	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	5,968,665	5,834,630	5,834,370
Telesoft Holdings, LLC(2)(3)	Software & Services	Revolver	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(13,366)	(13,430)
AMI US Holdings, Inc.(1)	Software & Services	Term Loan	7.19% (L + 5.50%; 1.00% Floor)	04/01/2025	8,256,605	8,108,278	8,091,473
AMI US Holdings, Inc.(2)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	04/01/2024	481,626	462,683	459,734
Avetta, LLC(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	3,287,118	3,206,937	3,221,375
Avetta, LLC(2)(3)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(7,093)	(9,888)
Avetta, LLC(1)	Software & Services	Incremental Term Loan B	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	4,326,814	4,249,497	4,240,278
Avetta, LLC(2)(3)	Software & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(11,111)	(12,360)
Broadway Technology, LLC(1)	Software & Services	Term Loan	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	4,444,603	4,365,514	4,355,711
Broadway Technology, LLC(2)(3)	Software & Services	Revolver	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	—	(6,544)	(7,677)
Businesssolver.com, Inc.(1)	Software & Services	Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,551,360	2,588,235
Businesssolver.com, Inc.(2)(10)	Software & Services	Revolver	9.30% (L + 7.50%; 1.00% Floor)	05/15/2023	129,412	124,990	129,412
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,043	388,235
Degreed, Inc.(1)	Software & Services	Term Loan	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,207,938	2,189,784
Degreed, Inc.(2)(3)	Software & Services	Revolver	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	—	(3,698)	(7,228)
Degreed, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.06% (L + 6.35%; 1.00% Floor)	05/31/2024	1,114,167	1,068,684	1,085,798
Drilling Info Holdings, Inc.(1)(7)	Software & Services	Term Loan	6.05% (L + 4.25%)	07/30/2025	3,395,236	3,382,377	3,395,236
E2open LLC(1)	Software & Services	Term Loan	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	4,944,898	4,881,721	4,895,449
E2open LLC(2)(3)	Software & Services	Revolver	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	—	(3,830)	(3,114)
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.42% (L + 6.50%; 1.00% Floor)	03/07/2023	1,030,478	1,013,050	1,009,868
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.71% (L + 6.50%; 1.00% Floor)	03/07/2023	2,970,191	2,927,623	2,910,787
Engage2Excel, Inc.(1)(2)(11)	Software & Services	Revolver	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	251,270	246,280	243,732

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Engage2Excel, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	$—	$(5,481)	$(6,645)
EnterpriseDB Corporation(1)	Software & Services	Term Loan	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	7,829,259	7,687,008	7,711,820
EnterpriseDB Corporation(2)(3)	Software & Services	Revolver	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	—	(12,478)	(10,445)
Exterro, Inc.(1)	Software & Services	Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	5,945,987	5,834,920	5,916,257
Exterro, Inc.(2)(3)	Software & Services	Revolver	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(4,915)	(1,650)
Exterro, Inc.(1)	Software & Services	Initial Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	2,866,875	2,825,603	2,852,541
Finalsite Holdings, Inc.(1)	Software & Services	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	3,333,032	3,285,122	3,283,036
Finalsite Holdings, Inc.(2)(3)	Software & Services	Revolver	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(3,509)	(3,797)
Genesis Acquisition Co.(1)	Software & Services	Term Loan	5.69% (L + 3.75%)	07/31/2024	1,362,701	1,341,127	1,335,447
Genesis Acquisition Co.(2)	Software & Services	Revolver	5.69% (L + 3.75%)	07/31/2024	70,840	67,715	66,792
Genesis Acquisition Co.(2)(3)	Software & Services	Delayed Draw Term Loan	5.69% (L + 3.75%)	07/31/2024	—	(2,804)	(3,645)
GS AcquisitionCo, Inc.(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	2,716,747	2,685,271	2,682,788
GS AcquisitionCo, Inc.(2)	Software & Services	Second Supplemental Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	205,022	191,520	190,366
GS AcquisitionCo, Inc.(2)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	193,445	189,956	189,667
Ministry Brands, LLC(1)	Software & Services	Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	3,144,605	3,134,417	3,128,882
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	657,623	655,480	654,335
Rhode Holdings, Inc.(1)	Software & Services	Term Loan	8.72% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	4,477,141	4,437,548	4,387,598
Rhode Holdings, Inc.(2)	Software & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	05/02/2025	214,851	211,489	207,332
Rhode Holdings, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.69% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	69,949	64,481	63,878
Selligent, Inc.	Software & Services	Term Loan	7.45% (L + 5.50%; 1.00% Floor)	11/05/2024	1,907,069	1,883,067	1,878,463
Selligent, Inc.(2)(3)	Software & Services	Revolver	7.45% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,323)	(3,010)
Sirsi Corporation(1)	Software & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	03/15/2024	8,965,418	8,846,501	8,830,937
Sirsi Corporation(2)(12)	Software & Services	Revolver	8.50% (P + 3.75%; 1.00% Floor)	03/15/2024	221,497	214,397	213,190
Sugarcrm, Inc.(1)	Software & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	07/31/2024	3,600,024	3,548,249	3,600,024
Sugarcrm, Inc.(2)(3)	Software & Services	Revolver	8.54% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(4,235)	—
Summit Infrastructure Group, Inc.(1)	Software & Services	Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	7,019,794	6,895,695	6,879,398
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Revolver	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(9,518)	(11,258)
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(19,006)	(22,515)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Swiftpage, Inc.	Software & Services	Term Loan A	7.24% (L + 5.50%; 1.00% Floor)	06/13/2023	$229,796	$225,972	$225,200
Swiftpage, Inc.	Software & Services	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	2,496,789	2,460,901	2,446,853
Swiftpage, Inc.(2)(3)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(3,128)	(4,506)
Symplr Software, Inc.(1)(13)	Software & Services	Term Loan	7.94% (L + 6.00%)	11/28/2025	5,756,909	5,680,081	5,670,556
Symplr Software, Inc.(2)(13)	Software & Services	Revolver	7.94% (L + 6.00%)	11/30/2023	268,631	265,115	264,184
TRGRP, Inc.(1)	Software & Services	Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,806,090	4,728,641	4,709,968
TRGRP, Inc.(2)(3)	Software & Services	Revolver	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(5,139)	(6,667)
TRGRP, Inc.(1)	Software & Services	Incremental Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,073,976	1,054,948	1,052,497
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	2,815,750	2,781,894	2,815,750
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.79% (L + 6.00%; 1.00% Floor)	12/01/2022	700,038	689,647	700,038
Velocity Purchaser Corporation(2)(3)	Software & Services	Revolver	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(2,300)	—
Watermark Insights, LLC(1)	Software & Services	Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	2,612,705	2,592,613	2,586,578
Watermark Insights, LLC(1)	Software & Services	Delayed Draw Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	327,878	326,063	324,599
Purchasing Power, LLC(1)	Specialty Finance	Term Loan	8.96% (L + 7.25%; 1.00% Floor)	02/06/2024	2,854,850	2,810,973	2,804,891
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan B	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	1,172,909	1,154,246	1,089,984
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan A	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	2,658,594	2,616,179	2,470,631
Dillon Logistics, Inc.(2)(14)	Transport & Logistics	Revolver	8.90% (L + 7.00%; 1.00% Floor)	12/11/2023	365,443	360,395	336,694
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	6.69% (L + 5.00%)	12/21/2023	6,017,292	5,955,690	5,942,076

Total 1st Lien/Senior Secured Debt						329,471,892	327,560,477

2nd Lien/Junior Secured Debt —5.27%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	9.43% (L + 7.50%)	04/17/2026	1,230,107	1,204,314	1,180,902
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Services	Term Loan	9.70% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,445,244	6,439,645

Total 2nd Lien/Junior Secured Debt						7,649,558	7,620,547

Total U.S. Corporate Debt						337,121,450	335,181,024
Canadian Corporate Debt—1.95%
1st Lien/Senior Secured Debt —1.95%
JHMCRN Holdings, Inc.(1)(19)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	846,198	837,854	837,736
Nuvei Technologies Corp.(1)(4)(19)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	09/29/2025	2,015,143	2,010,646	1,994,992

Total 1st Lien/Senior Secured Debt						2,848,500	2,832,728

Total Canadian Corporate Debt						2,848,500	2,832,728

Portfolio Company	Industry				Shares	Cost	Fair Value
U.S. Preferred Stock —3.36%
Concerto, LLC(15)(16)	Healthcare & HCIT				65,614	$349,977	$349,977
Datarobot, Inc.(16)	Software & Services				38,190	289,278	289,278
Degreed, Inc.(16)	Software & Services				43,819	278,541	278,540
Heap(16)	Software & Services				189,617	696,351	696,351

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Shares	Cost	Fair Value
Protoscale Rubrik(16)	Software & Services	25,397	$598,212	$598,201
Punchh(16)	Software & Services	24,262	275,337	275,337
Symplr Software Intermediate Holdings, Inc.(16)	Software & Services	1,196	1,160,531	1,374,165
Workfront, Inc.(16)	Software & Services	104,058	999,998	999,998

Total U.S. Preferred Stock			4,648,225	4,861,847
U.S. Common Stock —1.05%
NC Holdings, LLC(16)(17)	Digital Infrastructure & Services	360,996	400,525	400,525
Leeds FEG Investors, LLC(16)	Education	320	321,309	359,147
INH Group Holdings(16)	Healthcare & HCIT	484,552	484,552	290,731
Aggregator, LLC(16)	Software & Services	417,813	417,813	467,950

Total U.S. Common Stock			1,624,199	1,518,353
U.S. Warrants —0.44%
Degreed, Inc., Warrants expire 05/31/2026(16)	Software & Services	17,749	27,511	27,511
Fuze, Inc., Warrants expire 09/20/2029(16)	Digital Infrastructure & Services	184,665	$603,855	$603,855

Total U.S. Warrants			631,366	631,366

TOTAL INVESTMENTS—238.67%(18)			$346,873,740	$345,025,318

LIABILITIES IN EXCESS OF OTHER ASSETS —(138.67%)				$(200,462,923)

NET ASSETS—100.00%				$144,562,395

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

September 30, 2020

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At September 30, 2020, the Fund had total Capital Commitments of $439,989,586, of which 58% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

On September 25, 2019, the Adviser established ABPCIC NC Holdings LLC (“ABPCIC NC”), through which the Fund made an investment. ABPCIC NC is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

On December 17, 2019, the Adviser established ABPCIC Concerto Holdings LLC (“ABPCIC Concerto”), through which the Fund made an investment. ABPCIC Concerto is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

On February 7, 2020, the Fund and an affiliate of Abbott Capital Management, LLC (“Abbott”) became members of, ABPCIC Equity Holdings, LLC (“ABPCICE”), a Delaware limited liability company and a special purpose vehicle designed to invest in private equity investments sourced by Abbott. The Fund is the managing member and owns 100% of the Class L Units and 93% of the Class A Units of ABPCICE. As a result, the Fund consolidates ABPCICE in its consolidated financial statements and records a non-controlling interest of the equity interests in ABPCICE not held by the Fund.

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

Consolidation

The Fund will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund consolidated the results of its subsidiaries (ABPCIC Funding, CLO VI, ABPCIC NC, ABPCIC Concerto, ABPCICE, and ABPCIC Funding II) in its consolidated financial statements. The portion of net assets that is attributable to non-controlling interest in ABPCICE is presented as “Non-Controlling Interest in ABPCIC Equity Holdings, LLC”, a component of total equity, on the Fund’s consolidated statements of assets and liabilities. All intercompany balances and transactions have been eliminated in consolidation.

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

Secured Borrowings

The Fund may finance the purchase of certain investments through sale/buy-back agreements. In a sale/buy-back agreement, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. The Fund uses sale/buy-back agreements as a short-term financing alternative to its existing Revolving Credit Facility. The Fund accounts for its sale/buy-back agreements as secured borrowings and continues to present the investment as an asset and the obligation to return the cash received as a liability within secured borrowings on the consolidated statements of assets and liabilities. Interest income earned on investments pledged under sale/buy-back agreements and financing charges associated with the sale/buy-back agreements are included within interest income and interest and borrowing expenses, respectively, on the consolidated statements of operations. Accrued interest receivable on investments and accrued financing charges on the sale/buy-back agreements are included within interest receivable and interest and borrowing expenses payable, respectively, on the consolidated statements of assets and liabilities.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2020, the Fund accrued excise taxes of $0 and $0, respectively. For the three and nine months ended September 30, 2019, the Fund accrued excise taxes of $0 and $0, respectively. As of September 30, 2020, and December 31, 2019, $0 and $0, respectively, of accrued excise taxes remained payable.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are optional and effective from March 12, 2020 through December 31, 2022. Management is currently evaluating whether to employ the optional expedients or exceptions in ASU 2020-04, and have not used the expedients or exceptions for the period ended September 30, 2020.

3. Related Party Transactions

Advisory Agreement

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”), replacing the advisory agreement the Fund entered into with the Adviser on July 27, 2017 (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter is appropriately prorated. For the three and nine months ended September 30, 2020, the Fund incurred a management fee of $1,563,422 and $4,359,381, respectively, of which $218,829 and $1,664,920, respectively, was voluntarily waived by the Adviser. For the three and nine months ended September 30, 2019, the Fund incurred a management fee of $1,017,059 and $2,477,129, respectively, of which $60,261 and $191,359, respectively, was voluntarily waived by the Adviser. As of September 30, 2020, and December 31, 2019, $1,344,593 and $1,053,696, respectively, of accrued management fees remained payable.

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

For the three and nine months ended September 30, 2020, the Fund incurred income-based incentive fees of $326,274 and $1,382,704, respectively, of which $0 and $486,784, respectively, was voluntarily waived by the Adviser. For the three and nine months ended September 30, 2019, the Fund incurred income-based incentive fees of $180,792 and $586,627, respectively, of which $56,255 and $132,327, respectively, was voluntarily waived by the Adviser. As of September 30, 2020, and December 31, 2019, $1,945,203 and $1,049,291, respectively, of accrued income-based incentive fees remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and September 30, 2019.

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

As of September 30, 2020, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	856,715	$170,683	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	—	503,592	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	—	1,086,482	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%

Total	$4,874,139	$1,858,862	$3,015,277

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

For the three and nine months ended September 30, 2020, the Fund accrued $13,083 and $36,390 in transfer agent fees, respectively. For the three and nine months ended September 30, 2019, the Fund accrued $8,104 and $19,203 in transfer agent fees, respectively. As of September 30, 2020, and December 31, 2019, $13,083 and $9,397, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facilities

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund has increased the Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the lenders’ commitments (“Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the

Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of September 30, 2020, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

The Revolving Credit Facility was scheduled to mature on November 11, 2020, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders (as defined in the Credit Agreement) and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 11, 2020; and (iv) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 11, 2020.

On January 30, 2019, ABPCIC Funding entered into a credit agreement (the “Barclays Credit Agreement,” and together with all ancillary documents thereto, the “Barclays Credit Facility”) with Barclays Bank PLC, New York Branch (“Barclays”) as facility agent and U.S. Bank National Association (“U.S. Bank”) as collateral agent (in such capacity, the “Collateral Agent”), collateral administrator (in such capacity, the “Collateral Administrator”) and custodian (in such capacity, the “Custodian”). The Barclays Credit Facility was terminated on August 9, 2019.

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. For the three and nine months ended September 30, 2020, the Fund did not incur any collateral management fees. For the three and nine months ended September 30, 2019, the Fund incurred collateral management fees of $100,949 and $426,758, respectively, which were voluntarily waived by the Adviser.

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. The Barclays Credit Facility matured and was paid down in 2019 in connection with the issuance of the Notes (as defined below). For a discussion of the CLO Transaction, see – “Note 4. Borrowings; Collateralized Loan Obligations.”

The Fund’s outstanding borrowings through the Revolving Credit Facility as of September 30, 2020 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$34,500,000	$15,500,000	$34,500,000

Total	$50,000,000	$34,500,000	$15,500,000	$34,500,000

The Fund’s outstanding borrowings through the Revolving Credit Facility as of December 31, 2019 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$19,500,000	$30,500,000	$19,500,000

Total	$50,000,000	$19,500,000	$30,500,000	$19,500,000

As of September 30, 2020, and December 31, 2019, deferred financing costs were $8,811 and $64,959, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of September 30, 2020 and December 31, 2019 were as follows:

September 30, 2020
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$176,472,146
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,757,596
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,826,203
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $27,588 and $2,066,467, respectively, as of September 30, 2020 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three and nine months ended September 30, 2020, the Fund incurred collateral management fees of $462,788 and $1,380,737, respectively, which were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2019, the Fund incurred collateral management fees of $266,585 and $266,585, respectively, which were voluntarily waived by the Adviser.

Secured borrowings

From time to time, the Fund may engage in sale/buy-back agreements, which are a type of secured borrowing. The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each borrowing is secured by an interest in an underlying asset which is participated or assigned to the sale/buy-back counterparty for the duration of the agreement.

Secured borrowings outstanding as of September 30, 2020 were as follows:

Counterparty	Macquarie US Trading LLC
Maturity	Thirty days or less from September 29, 2020
Rate	1.25 bps daily
Amount	$3,430,000

As of September 30, 2020 and December 31, 2019, outstanding borrowings under the Revolving Credit Facility, Notes, and secured borrowings were $248,985,945 and $229,836,633, respectively.

For the three and nine months ended September 30, 2020 and September 30, 2019, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended September 30		For the nine months ended September 30
	2020	2019	2020	2019
Interest and borrowing expenses	$1,434,018	$2,072,853	$5,509,431	$5,024,175
Commitment fees	16,445	45,986	55,592	178,912
Amortization of debt issuance and deferred financing costs	303,255	305,525	775,460	640,997

Total	$1,753,718	$2,424,364	$6,340,483	$5,844,084

Weighted average interest rate (1)	2.33%	4.32%	3.04%	4.64%
Average outstanding balance	$244,838,696	$190,161,957	$242,281,387	$144,708,242

(1)	Calculated as the amount of the stated interest expense and fees divided by average borrowings during the period.

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

The following table summarizes the valuation of the Fund’s investments as of September 30, 2020:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$4,152,654	$393,621,862	$397,774,516
2nd Lien/Junior Secured Debt	—	—	7,674,763	7,674,763
U.S. Preferred Stock	—	—	6,838,814	6,838,814
U.S. Common Stock	—	—	2,200,433	2,200,433
U.S. Warrants	—	—	222,586	222,586

Total assets	$—	$4,152,654	$410,558,458	$414,711,112

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2019:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,092,212	$318,300,993	$330,393,205
2nd Lien/Junior Secured Debt	—	—	7,620,547	7,620,547
U.S. Preferred Stock	—	—	4,861,847	4,861,847
U.S. Common Stock	—	—	1,518,353	1,518,353
U.S. Warrants	—	—	631,366	631,366

Total assets	$—	$12,092,212	$332,933,106	$345,025,318

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2020:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	U.S. Warrants	Total
Balance as of January 1, 2020	$318,300,993	$7,620,547	$1,518,353	$4,861,847	$631,366	$332,933,106
Purchases (including PIK)	118,520,426	—	170,230	1,845,784	65,810	120,602,250
Sales and principal payments	(43,957,138)	—	—	—	—	(43,957,138)
Realized Gain (Loss)	12,605	—	—	—	—	12,605
Net Amortization of Premium/Discount	1,485,785	10,002	—	—	—	1,495,787
Transfers In	6,836,979	—	—	—	—	6,836,979
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(7,577,788)	44,214	511,850	131,183	(474,590)	(7,365,131)

Balance as of September 30, 2020	$393,621,862	$7,674,763	$2,200,433	$6,838,814	$222,586	$410,558,458

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(7,710,821)	$44,214	$511,850	$131,183	$(474,590)	$(7,498,164)

For the nine months ended September 30, 2020, there were transfers of $6,836,979 from Level 2 to Level 3 fair value measurements for the Fund due to lack of observability and liquidity. There were no transfers from Level 3.

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2020 and December 31, 2019, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of September 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$340,202,565	Market Yield Analysis	Market Yield	4.9%-16.9% (7.7%)	Decrease
	10,257,303	Market Approach	EBITDA Multiple	1.6x-10.7x (5.4x)	Increase
	20,681,116	Recent Transaction	Transaction Price	N/A	N/A
	22,480,878	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	7,674,763	Market Yield Analysis	Market Yield	8.6%-9.4% (9.3%)	Decrease
U.S. Common Stock	986,049	Market Approach	EBITDA Multiple	11.5x-15.7x (14.2x)	Increase
	676,856	Market Approach	Recurring Revenue Multiple	5.0x	Increase
	406,704	Market Approach	Network Cashflow Multiple	34.9x	Increase
	130,824	Recent Purchase	Purchase Price	N/A	N/A
U.S. Preferred Stock	2,074,080	Market Approach	EBITDA Multiple	10.7x-13.6x (12.7x)	Increase
	1,101,974	Market Approach	Dividend Yield	8.0%	Increase
	560,470	Recent Transaction	Transaction Price	N/A	N/A
	3,102,290	Recent Purchase	Purchase Price	N/A	N/A
U.S. Warrants	126,876	Market Approach	Revenue Multiple	5.5x-7.8x (6.7x)	Increase
	95,710	Recent Transaction	Transaction Price	N/A	N/A

Total Assets	$410,558,458

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$233,166,392	Market Yield Analysis	Market Yield	6.3%-11.7% (8.2%)	Decrease
	85,134,601	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	7,620,547	Market Yield Analysis	Market Yield	10.5%-11.0% (10.6%)	Decrease
U.S. Common Stock	1,117,827	Market Approach	EBITDA Multiple	5.0x-16.0x (10.3x)	Increase
	400,526	Recent Purchase	Purchase Price	N/A	N/A
U.S. Preferred Stock	1,374,166	Market Approach	EBITDA Multiple	13.6x	Increase
	2,573,089	Market Approach	Revenue Multiple	5.0x-12.7x (9.0x)	Increase
	914,592	Recent Purchase	Purchase Price	N/A	N/A
U.S. Warrants	27,511	Market Approach	Revenue Multiple	12.3x	Increase
	603,855	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$332,933,106

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2020 and the level of each financial liability within the fair value hierarchy.

	Carrying	Fair
	Value (1)	Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$176,472,146	$177,849,302	$—	$—	$177,849,302
Class A-2A Senior Secured Notes	24,757,596	25,103,500	—	—	25,103,500
Class A-2B Senior Secured Notes	9,826,203	10,592,372	—	—	10,592,372

Total	$211,055,945	$213,545,174	$—	$—	$213,545,174

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $27,588 and $2,066,467 as of September 30, 2020 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of September 30, 2020, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of September 30, 2020:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,815	$—
5 Bars, LLC	Revolver	09/27/2024	$646,653	$—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	$1,659,057	$(49,772)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	$414,764	$(12,443)
AEG Holding Company, Inc.	Revolver	11/20/2023	$893,492	$(17,870)
Ahead Data Blue, LLC	Revolver	11/08/2024	$961,256	$—
Alphasense, Inc.	Revolver	05/29/2024	$872,355	$(8,724)
American Physician Partners, LLC	Revolver	12/21/2021	$97,681	$(3,907)
AMI US Holdings, Inc.	Revolver	04/01/2024	$306,489	$(6,130)
Analogic Corporation	Revolver	06/22/2023	$213,889	$(7,486)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(9,888)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	05/17/2021	$482,932	$(9,659)
Azurity Pharmaceuticals, Inc.	Revolver	03/21/2023	$482,932	$(9,659)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	$1,288,304	$(32,208)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	$429,435	$(12,883)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	$321,733	$(19,304)
Blink Holdings, Inc.	Delayed Draw Term Loan	09/10/2021	$496,602	$(37,245)
Businesssolver.com, Inc.	Revolver	05/15/2023	$323,529	$—
Captain D’s, Inc.	Revolver	12/15/2023	$50,267	$(1,005)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	$1,053,759	$(160,698)
Dillon Logistics, Inc.	Revolver	12/11/2023	$191,947	$(88,296)
Dispatch Track, LLC	Revolver	12/17/2024	$301,930	$(4,529)
E2open LLC	Revolver	11/26/2024	$311,365	$(20,239)
Engage2Excel, Inc.	Revolver	03/07/2023	$119,353	$(7,161)
EnterpriseDB Corporation	Revolver	06/21/2024	$696,355	$(12,186)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	05/17/2021	$839,091	$(16,782)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	06/07/2023	$453,495	$(6,802)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(1,650)
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	$3,034,704	$(60,694)
Faithlife, LLC	Revolver	09/18/2025	$279,053	$(5,581)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Fuze, Inc.	Delayed Draw Term Loan	09/20/2021	$1,814,240	$(7,438)
Fuze, Inc.	Revolver	09/20/2024	$1,295,886	$(18,531)
GHA Buyer, Inc.	Revolver	06/24/2025	$365,800	$(7,316)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	$114,875	$(2,297)
INH Buyer, Inc.	Revolver	01/31/2024	$205,858	$(10,293)
InSite Wireless Group, LLC	Revolver	03/15/2023	$460,172	$—
InSite Wireless Group, LLC	Term Loan	08/01/2022	$2,827,880	$—
Kaseya Inc.	Delayed Draw Term Loan	05/03/2021	$435,075	$(5,177)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	$237,545	$(2,969)
Kaseya Inc.	Revolver	05/02/2025	$191,755	$(3,835)
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	$1,445,322	$(36,133)
Metametrics, Inc.	Revolver	09/10/2025	$651,183	$(32,559)
Netwrix Corporation	Delayed Draw Term Loan	03/31/2021	$500,905	$(11,897)
Netwrix Corporation	Revolver	09/30/2026	$166,551	$(3,956)
Netwrix Corporation	Delayed Draw Term Loan	09/30/2021	$1,001,811	$(23,793)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	$328,125	$(39,375)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(13,762)
Pace Health Companies, LLC	Revolver	08/02/2024	$616,682	$(21,584)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	$3,288,636	$(98,659)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$322,749	$(9,682)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	$234,363	$(4,687)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	$292,954	$(5,859)
Real Capital Analytics, Inc.	Revolver	10/02/2024	$694,740	$—
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	03/19/2021	$1,326,335	$(26,527)
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	$442,112	$(8,842)
RxBenefits, Inc.	Revolver	03/29/2024	$575,767	$(5,758)
Salisbury House, LLC	Revolver	08/30/2025	$298,895	$(7,472)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(4,013)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(83,230)
Single Digits, Inc.	Revolver	12/21/2023	$316,272	$(25,302)
Sirsi Corporation	Revolver	03/15/2024	$553,741	$(11,075)
Smartlinx Solutions, LLC	Revolver	03/04/2026	$519,484	$(9,974)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$152,035	$(4,561)
Smile Brands, Inc.	Revolver	10/12/2023	$254,808	$(7,644)
Star2star Communications, LLC	Delayed Draw Term Loan	03/11/2022	$640,576	$(12,812)
Star2star Communications, LLC	Revolver	03/13/2025	$960,864	$(19,217)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	03/15/2021	$675,454	$—
Summit Infrastructure Group, Inc.	Revolver	03/15/2024	$562,878	$—
Symplr Software, Inc.	Revolver	11/30/2023	$296,459	$(10,376)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,866	$(13,429)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	$1,381,064	$(21,406)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	$690,532	$(15,537)
TRGRP, Inc.	Revolver	11/01/2023	$333,333	$(6,667)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/08/2021	$1,478,606	$(29,572)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	$226,780	$(4,536)

Total 1st Lien/Senior Secured Debt			$54,173,554	$(1,326,320)

Total			$54,173,554	$(1,326,320)

The Fund had the following unfunded commitments by investment types as of December 31, 2019:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$558,432	$(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	$961,256	$(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	$612,979	$(12,260)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(3,616)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$119,189	$(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	$194,118	$—
Captain D’s, Inc.	Revolver	12/15/2023	$60,466	$(604)
CutisPharma, Inc.	Revolver	3/21/2023	$482,932	$(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$1,810,522	$(17,562)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$158,064	$(3,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(2,537)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	$125,635	$(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	6/7/2023	$566,868	$(8,503)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(117,926)
Fuze, Inc.	Revolver	9/20/2024	$388,766	$(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(6,750)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$108,813	$(1,360)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	$2,365,584	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,179,466	$(77,243)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$64,919	$(1,136)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	$328,125	$(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$300,356	$(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$1,643,567	$(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	$161,139	$(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$—
Smile Brands, Inc.	Revolver	10/12/2023	$220,833	$—
Sugarcrm, Inc.	Revolver	7/31/2024	$310,244	$—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$27,828	$(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,865	$(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$656,005	$(11,480)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(20,803)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$6,659,893	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$4,535,600	$(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	$181,424	$(3,628)

Total 1st Lien/Senior Secured Debt			$71,406,720	$(1,007,901)

Total			$71,406,720	$(1,007,901)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At September 30, 2020 the Fund had total Capital Commitments of $439,989,586, of which 58% is unfunded. At December 31, 2019, the Fund had total Capital Commitments of $397,620,551. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following tables summarize the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30, 2020		For the nine months ended September 30, 2019
Quarter Ended	Shares	Amount	Shares	Amount
March 31	4,876,625	$41,844,852	2,317,068	$23,125,308
June 30	—	—	1,784,087	$17,963,617
September 30	—	—	1,795,822	$17,967,810

Total capital drawdowns	4,876,625	$41,844,852	5,896,977	$59,056,735

Distributions

The following tables reflect the distributions declared on shares of the Fund’s common stock during the nine months ended September 30, 2020 and September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2020	3/27/2020	4/29/2020	$0.24	$3,551,533
6/26/2020	6/26/2020	7/29/2020	$0.13	$2,572,039
9/28/2020	9/28/2020	10/28/2020	$0.15	$2,925,160

				$9,048,732

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2019	3/27/2019	4/25/2019	$0.15	$1,057,242
6/28/2019	6/28/2019	7/19/2019	$0.16	$1,690,999
9/25/2019	9/26/2019	10/30/2019	$0.13	$1,674,929

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

The following tables summarize shares distributed pursuant to the DRIP during the nine months ended September 30, 2020 and September 30, 2019 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2020	3/27/2020	3/31/2020	225,117	$1,931,666
6/26/2020	6/26/2020	7/29/2020	152,049	$1,321,289
9/28/2020	9/28/2020	9/30/2020	165,917	$1,512,599

				$4,765,554

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2019	3/27/2019	3/29/2019	58,319	$581,297
6/28/2019	6/28/2019	6/28/2019	91,975	$915,804
9/25/2019	9/26/2019	9/30/2019	91,341	$907,002

				$2,404,103

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

There were no shares repurchased during the nine months ended September 30, 2020.

The following table summarizes shares repurchased during the nine months ended September 30, 2019:

Tender Period	Payment Date	Shares	Dollar Amount	Average Price Paid Per Share(1)
2/22/2019-3/26/2019	3/28/2019	7,331	$72,668	$9.91
5/17/2019-6/25/2019	6/28/2019	7,529	$75,042	$9.97
8/16/2019-9/25/2019	9/25/2019	8,478	$84,413	$9.95

		23,338	$232,123

(1)	Per share price disclosed in this column is the actual price at which each share was repurchased.

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and September 30, 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net increase (decrease) in net assets from operations	$11,405,586	$1,281,543	$634,361	$4,034,094
Weighted average common shares outstanding	19,882,995	11,226,276	18,105,602	9,182,983
Earnings per common share-basic and diluted	$0.57	$0.11	$0.04	$0.44

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the nine months ended September 30, 2020 and September 30, 2019:

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Per Share Data:(1)(9)
Net asset value, beginning of period	$9.88	$9.91
Net investment income (loss)	0.50	0.48
Net realized and unrealized gains (losses) on investments	(0.74)	(0.02)

Net increase (decrease) in net assets resulting from operations	(0.24)	0.46

Distributions to stockholders(2)	(0.52)	(0.44)

Net asset value, end of period	$9.12	$9.93
Shares outstanding, end of period	20,047,109	12,498,946
Total return at net asset value before incentive fees(3)(4)	(1.65)%	5.08%
Total return at net asset value after incentive fees(3)(4)	(2.17)%	4.65%

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Ratio/Supplemental Data:(9)
Net assets, end of period	$182,758,430	$124,113,349
Ratio of total expenses to weighted average net assets(5)	11.96%	15.68%
Ratio of net expenses to weighted average net assets(5)(6)	10.38%	13.78%
Ratio of net investment income (loss) before waivers to weighted average net assets(5)	6.23%	4.76%
Ratio of net investment income (loss) after waivers to weighted average net assets(5)(6)	7.81%	6.66%
Ratio of interest and credit facility expenses to weighted average net assets(5)	5.02%	8.17%
Ratio of incentive fees to weighted average net assets(4)(7)	0.82%	0.61%
Portfolio turnover rate(4)	11.23%	14.47%
Asset coverage ratio(8)	173%	159%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(4)	Not annualized.
(5)	Annualized, except for professional fees, directors’ fees and incentive fees.
(6)

For the nine months ended September 30, 2020 and September 30, 2019, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser also reimbursed the Fund for operating expenses exceeding the percentage limit as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 2.71%, and 1.37% for the nine months ended September 30, 2020 and September 30, 2019, respectively.

(7)	Ratio of incentive fees to weighted average net assets calculated before the voluntary waiver of incentive fees by the Adviser.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.
(9)	Ratios calculated with Net Assets excluding the Non-Controlling Interest in ABPCICE.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the financial statements, other than as described below.

On November 10, 2020, the Fund entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”) concerning the Revolving Credit Facility. The Credit Agreement Amendment (i) extended the maturity date of the Revolving Credit Facility from November 11, 2020 to November 9, 2021, and (ii) inserted a provision permitting the Fund and the Administrative Agent to, upon the occurrence of certain conditions, amend the Credit Agreement to replace references to LIBOR with references to an alternate benchmark rate that may include a forward-looking rate based on the secured overnight financing rate or another alternate benchmark rate subject to certain conditions.

On October 15, 2020, ABPCIC Funding II entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division, as facility agent, and U.S. Bank, as collateral agent, collateral custodian and securities intermediary. The Synovus Credit Facility provides for borrowings in an aggregate amount up to $100,000,000. Borrowings under the Synovus Credit Facility will bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided, plus an applicable spread. Borrowings under the Synovus Credit Facility will be secured by all of the assets held by ABPCIC Funding II.

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

•

the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

Effects of COVID-19 on the Fund’s Results of Operations

The rapid spread of COVID-19, a novel strain of coronavirus causing respiratory illness (“COVID-19”) has resulted in temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world, which could materially disrupt the demand for the Fund’s portfolio companies’ products and services. The World Health Organization (“WHO”) declared COVID-19 a global pandemic, and the WHO and governments have recommended, and in some cases, mandated, containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy and supply chains worldwide have been interrupted, slowed or rendered inoperable, with an increasing number of individuals becoming ill, subject to quarantine, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control an outbreak may require forced shutdown of the Fund’s portfolio companies’ facilities for extended or indefinite periods. The extent of the impact of the COVID-19 outbreak on the financial performance of the Fund’s current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. Adverse impacts on the Fund’s investments may have a material adverse impact on the Fund’s future net investment income, the fair value of the Fund’s portfolio investments, the Fund’s financial condition and results of operations and the financial condition of the Fund’s portfolio companies.

The Fund will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. The majority of the Fund’s investments are within sectors that the Fund expects to be relatively insulated from the impact of COVID-19 and related social distancing measures, such as software and technology enabled services, pharmaceutical and healthcare information technology, digital infrastructure and services, and other mission critical business services. The Fund believes that it has limited exposure to sectors currently experiencing challenges, such as gym franchises (comprising approximately 1.3% of the Fund’s portfolio as of September 30, 2020), and energy (comprising approximately 4.9% of the Fund’s portfolio as of September 30, 2020). In sectors where the Fund believes that it has modest exposure, such as non-essential health care services/practice management (comprising approximately 6.8% of the Fund’s portfolio as of September 30, 2020), the Fund is closely monitoring these companies. In these circumstances, there may be developments outside the Fund’s control requiring it to adjust its plan of operation. As such, given the dynamic nature of this situation, the Fund cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows in the future.

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

Portfolio and Investment Activity

During the three months ended September 30, 2020, the Fund invested $18,223,070 in 7 portfolio companies, $4,163,360 was drawn down against the revolvers and delayed draw term loans, and the Fund had $23,097,505 in aggregate amount of principal repayments, which includes $5,105,050 in revolver and delayed draw term loan paydowns, and $92,814 in sales, resulting in net repayments of $803,889 for the period. For the three months ended September 30, 2020, the Fund had $279,404 in PIK interest.

During the three months ended September 30, 2019, the Fund invested $43,773,769 in 10 portfolio companies, $7,722,734 was drawn down against the revolvers and delayed draw term loans, and the Fund had $11,984,003 in aggregate amount of principal repayments, which includes $1,995,849 in revolver and delayed draw term paydowns, and $5,323 in sales, resulting in net investments of $39,507,177 for the period. For the three months ended September 30, 2019, the Fund had $104,675 in PIK interest.

During the nine months ended September 30, 2020, the Fund invested $79,637,229 in 25 portfolio companies, $39,461,838 was drawn down against the revolvers and delayed draw term loans, and the Fund had $41,261,446 in aggregate amount of principal repayments, which includes $13,391,142 in revolver and delayed draw term paydowns, and $1,876,870 in sales, resulting in net investments of $75,960,751 for the period. For the nine months ended September 30, 2020, the Fund had $641,304 in PIK interest.

During the nine months ended September 30, 2019, the Fund invested $174,165,536 in 35 portfolio companies, $17,561,385 was drawn down against the revolvers and delayed draw term loans, and the Fund had $24,086,016 in aggregate amount of principal repayments, which includes $6,444,889 in revolver and delayed draw term paydowns, and $7,636,064 in sales, resulting in net investments of $160,004,841 for the period. For the nine months ended September 30, 2019, the Fund had $166,946 in PIK interest.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2020:

	As of September 30, 2020
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$408,339,121	96.08%	$397,774,516	95.92%	8.47%
Second Lien Junior Secured Debt	7,659,560	1.80	7,674,763	1.85	9.30
Preferred Stock	6,494,009	1.53	6,838,814	1.65	0
Common Stock	1,794,429	0.43	2,200,433	0.53	0
Warrants	697,176	0.16	222,586	0.05	0

Total	$424,984,295	100%	$414,711,112	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$332,320,392	95.80%	$330,393,205	95.76%	8.31%
Second Lien Junior Secured Debt	7,649,558	2.21	7,620,547	2.21	10.49
Preferred Stock	4,648,225	1.34	4,861,847	1.41	0
Common Stock	1,624,199	0.47	1,518,353	0.44	0
Warrants	631,366	0.18	631,366	0.18	0

Total	$346,873,740	100%	$345,025,318	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the Fund’s investment portfolio:

	As of September 30, 2020	As of December 31, 2019
Number of portfolio companies	98	85
Percentage of debt bearing a floating rate(1)	100%	99.99%
Percentage of debt bearing a fixed rate(1)	0.0%	0.01%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of September 30, 2020:

	As of September 30, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$415,998,681	100%	$405,449,279	100%
Non-accrual	—	—	—	—

Total	$415,998,681	100%	$405,449,279	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$339,969,950	100%	$338,013,752	100%
Non-accrual	—	—	—	—

Total	$339,969,950	100%	$338,013,752	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of September 30, 2020 and December 31, 2019, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of September 30, 2020:

	As of September 30, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$408,339,121	91.03%	$397,774,516	90.75%
Second Lien Junior Secured Debt	7,659,560	1.71	7,674,763	1.75
Preferred Stock	6,494,009	1.45	6,838,814	1.56
Common Stock	1,794,429	0.40	2,200,433	0.50
Warrants	697,176	0.15	222,586	0.06
Cash and cash equivalents	23,593,970	5.26	23,593,970	5.38

Total	$448,578,265	100%	$438,305,082	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$332,320,392	91.85%	$330,393,205	91.79%
Second Lien Junior Secured Debt	7,649,558	2.11	7,620,547	2.11
Preferred Stock	4,648,225	1.28	4,861,847	1.35
Common Stock	1,624,199	0.45	1,518,353	0.42
Warrants	631,366	0.17	631,366	0.18
Cash and cash equivalents	14,931,791	4.14	14,931,791	4.15

Total	$361,805,531	100%	$359,957,109	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2020 (with corresponding percentage of total portfolio investments):

	As of September 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$27,872,149	6.56%	$26,881,974	6.48%
Consumer Non-Cyclical	10,256,795	2.41	9,718,070	2.34
Digital Infrastructure & Services	40,945,503	9.63	40,986,952	9.88
Education	9,414,583	2.22	9,354,512	2.26
Energy	21,376,867	5.03	18,269,495	4.41
Financial Services	3,358,096	0.79	3,285,973	0.79
Healthcare & HCIT	121,701,823	28.64	118,181,462	28.50
Pharmaceutical	5,661,689	1.33	5,603,333	1.35
Software & Services	172,537,462	40.60	172,375,818	41.57
Specialty Finance	2,628,475	0.62	2,569,785	0.62
Transport & Logistics	9,230,853	2.17	7,483,738	1.80

	$424,984,295	100%	$414,711,112	100%

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

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Total investment income	$7,968,277	$5,859,037
Total expenses	4,731,686	4,700,091

Reimbursement payments to Adviser	998,880	—
Expense Reimbursement from Adviser	—	(31,875)
Waived Collateral Management Fees	(462,788)	(367,534)
Waived Management Fees	(218,829)	(60,261)
Waived Incentive Fees	—	(56,255)
Net investment income	2,919,328	1,674,871
Net realized and change in unrealized appreciation/(depreciation) on investments	8,486,258	(393,328)

Net increase (decrease) in net assets resulting from operations	$11,405,586	$1,281,543

The following is a summary of the Fund’s operating results for the nine months ended September 30, 2020 and September 30, 2019:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Total investment income	$22,966,116	$14,628,670
Total expenses	15,790,776	11,700,886

Reimbursement payments to Adviser	1,751,021	—
Expense reimbursement from Adviser	(89,757)	(447,556)
Waived Collateral Management Fees	(1,380,737)	(693,343)
Waived Management Fees	(1,664,920)	(191,359)
Waived Incentive Fees	(486,784)	(132,327)

Net investment income	9,046,517	4,392,369
Net realized and change in unrealized appreciation/(depreciation) on investments	(8,412,156)	(358,275)

Net increase (decrease) in net assets resulting from operations	$634,361	$4,034,094

Investment Income

During the three months ended September 30, 2020, the Fund’s investment income was comprised of $7,592,653 of interest income, which includes $535,934 from the net amortization of premium and accretion of discounts, $279,404 of payment-in-kind interest and other fee income of $96,220.

During the three months ended September 30, 2019, the Fund’s investment income was comprised of $5,718,631 of interest income, which includes $297,702 from the net amortization of premium and accretion of discounts, $104,675 of payment-in-kind interest and other fee income of $35,731.

During the nine months ended September 30, 2020, the Fund’s investment income was comprised of $21,927,281 of interest income, which includes $1,495,895 from the net amortization of premium and accretion of discounts, $641,304 of payment-in-kind interest and other fee income of $397,531.

During the nine months ended September 30, 2019, the Fund’s investment income was comprised of $14,290,652 of interest income, which includes $782,772 from the net amortization of premium and accretion of discounts, $166,946 of payment-in-kind interest and other fee income of $171,072.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Interest and borrowing expenses	$1,753,718	$2,424,364
Management fees	1,563,422	1,017,059
Professional fees	339,664	379,792
Collateral management fees	462,788	367,534
Income-based incentive fee	326,274	180,792
Administration and custodian fees	95,391	113,524
Insurance expenses	25,998	68,338
Directors’ fees	50,000	37,500
Transfer agent fees	13,083	8,104
Other expenses	101,348	103,084

Total expenses	4,731,686	4,700,091
Reimbursement payments to Adviser	998,880	—
Expense reimbursement from Adviser	—	(31,875)
Waived collateral management fees	(462,788)	(367,534)
Waived management fees	(218,829)	(60,261)
Waived incentive fees	—	(56,255)

Net expenses	$5,048,949	$4,184,166

The following is a summary of the Fund’s operating expenses for the nine months ended September 30, 2020 and September 30, 2019:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Interest and borrowing expenses	$6,340,483	$5,844,084
Management fees	4,359,381	2,477,129
Professional fees	1,220,261	1,197,314
Collateral management fees	1,380,737	693,343
Income-based incentive fee	1,382,704	586,627
Administration and custodian fees	286,900	259,233
Insurance expenses	138,162	193,013
Directors’ fees	150,000	112,500
Transfer agent fees	36,390	19,203
Other expenses	495,758	318,440

Total expenses	15,790,776	11,700,886
Reimbursement payments to Adviser	1,751,021	—
Expense reimbursement from Adviser	(89,757)	(447,556)
Waived collateral management fees	(1,380,737)	(693,343)
Waived management fees	(1,664,920)	(191,359)
Waived incentive fees	(486,784)	(132,327)

Net expenses	$13,919,599	$10,236,301

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility, secured borrowings and the Notes issued in the CLO Transaction. The Fund first drew on the Revolving Credit Facility on November 15, 2017. As of September 30, 2020, there was an outstanding balance of $34,500,000 on the Revolving Credit Facility. As of December 31, 2019, the Revolving Credit Facility had an outstanding balance of $19,500,000. As of September 30, 2020, there was an outstanding balance of $3,430,000 in secured borrowings. As of December 31, 2019, the outstanding balance on secured borrowings was $0. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities (“CLOs”), and terminated the Barclays Credit Facility. The outstanding amount on the Notes is $211,055,945, net of unamortized discount and debt issuance costs as of September 30, 2020. As of December 31, 2019, the amount outstanding on the Notes was $210,336,633, net of unamortized discount and debt issuance costs.

Interest and borrowing expenses for the three months ended September 30, 2020 and September 30, 2019 were $1,753,718 and $2,424,364, respectively. Interest and borrowing expenses for the nine months ended September 30, 2020 and September 30, 2019 were $6,340,483 and $5,844,084, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 3.04% and 4.64% for the period ending September 30, 2020 and September 30, 2019, respectively.

Management Fee

The gross management fee expenses for the three months ended September 30, 2020 and September 30, 2019 were $1,563,422 and $1,017,059 respectively. The increase in the management fee for the three months ended September 30, 2020 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the three months ended September 30, 2020 and September 30, 2019, the Adviser waived management fees of $218,829 and $60,261, respectively.

The gross management fee expenses for the nine months ended September 30, 2020 and September 30, 2019 were $4,359,381 and $2,477,129, respectively. The increase in the management fee for the nine months ended September 30, 2020 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the nine months ended September 30, 2020 and September 30, 2019, the Adviser waived management fees of $1,664,920 and $191,359, respectively.

Fund Expenses

For the three months ended September 30, 2020, the Fund incurred $4,731,686 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. There was no reimbursement received by the Fund from the Adviser. Additionally, $998,880 was reimbursed by the Fund to the Adviser and its affiliates, and $218,829 of management fees, $462,788 of collateral management fees and $0 of incentive fees were waived by the Adviser.

For the nine months ended September 30, 2020, the Fund incurred $15,790,776 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. The Fund was reimbursed by the Adviser in the amount of $89,757. Additionally, $1,751,021 was reimbursed by the Fund to the Adviser and its affiliates for a net payment by the Fund to the Adviser and its affiliates of $1,661,264. Further, $1,664,920 of management fees, $1,380,737 of collateral management fees and $486,784 of incentive fees were waived by the Adviser.

For the three months ended September 30, 2019, the Fund incurred $4,700,091 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. The Fund was reimbursed by the Adviser in the amount of $31,875. Additionally, $60,261 of management fees, $56,255 of incentive fees and $367,534 of collateral management fees were waived by the Adviser.

For the nine months ended September 30, 2019, the Fund incurred $11,700,886 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. The Fund was reimbursed by the Adviser in the amount of $447,556. Additionally, $191,359 of management fees, $132,327 of incentive fees and $693,343 of collateral management fees were waived by the Adviser.

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2020, the Fund had principal repayments of $23,097,505, which included $5,105,050 of revolver and delayed draw term loan paydowns, and $92,814 in sales, resulting in $10,789 of net realized gain. During the nine months ended September 30, 2020, the Fund had principal repayments of $41,261,446, which included $13,391,142 of revolver and delayed draw term loan paydowns, and $1,876,870 in sales, resulting in $12,605 of net realized gain.

During the three months ended September 30, 2019, the Fund had principal repayments of $11,984,003, which included $1,995,849 of revolver and delayed draw term loan paydowns, and $5,323 in sales, resulting in $76,718 of net realized gain. During the nine months ended September 30, 2019, the Fund had principal repayments of $24,086,016, which included $6,444,889 of revolver and delayed draw term loan paydowns, and $7,636,064 in sales, resulting in $64,058 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2020, the Fund had $8,475,469 in net change in unrealized appreciation on $424,984,295 of investments in 98 portfolio companies. Tightening credit spreads across broader fixed income markets, further supported by improved fundamental performance of the portfolio companies, drove the fair value recovery in the third quarter.

During the three months ended September 30, 2019, the Fund had $470,046 in net change in unrealized depreciation on $299,530,860 of investments in 80 portfolio companies.

During the nine months ended September 30, 2020, the Fund had $8,424,761 in net change in unrealized depreciation on $424,984,295 of investments in 98 portfolio companies. During the first quarter of 2020, there were COVID-19 related write downs of the portfolio. In the subsequent periods, the Fund partially recovered those write downs due to a tightening risk premium in the broader credit markets and stabilizing or improving fundamental performance for the Fund’s portfolio companies.

During the nine months ended September 30, 2019, the Fund had $422,333 in net change in unrealized depreciation on $299,530,860 of investments in 80 portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2020 and 2019, the net increase in net assets resulting from operations was $11,405,586 and $1,281,543, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2020 and 2019, the Fund’s per share net increase in net assets resulting from operations was $0.57 and $0.11, respectively.

For the nine months ended September 30, 2020 and 2019, the net increase in net assets resulting from operations was $634,361 and $4,034,094, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2020 and 2019, the Fund’s per share net increase in net assets resulting from operations was $0.04 and $0.44, respectively.

Cash Flows

For the nine months ended September 30, 2020, cash increased by $8,662,179. During the same period, the Fund used $67,656,232 in operating activities, primarily as a result of net purchases of investments. During the nine months ended September 30, 2020, the Fund generated $76,318,411 from financing activities, primarily from issuance of common stock, the secured borrowings and net borrowings on the Revolving Credit Facility.

For the nine months ended September 30, 2019, cash increased by $35,567,850. During the same period, the Fund used $155,399,192 in operating activities, primarily as a result of net purchases of investments. During the nine months ended September 30, 2019, the Fund generated $190,967,042 from financing activities, primarily from issuance of common stock and net borrowings on the Revolving Credit Facility and Notes.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the nine months ended September 30, 2020 and September 30, 2019, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At September 30, 2020, and December 31, 2019, the Fund had $23,593,970 and $14,931,791 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of the nine months ended September 30, 2020, taken together with the Fund’s uncalled Capital Commitments of $256,446,800 and $15,500,000 undrawn amount on the Revolving Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months. As of September 30, 2020, the Fund had $23,593,970 in cash and cash equivalents. During the nine months ended September 30, 2020, the Fund used $67,656,232 for operating activities. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

The Fund has entered into Subscription Agreements with investors providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of September 30, 2020, the Fund received Capital Commitments of $439,989,586. Inception to September 30, 2020, the Fund received capital contributions to the Fund of $183,542,786.

For the three months ended September 30, 2020, the Fund received total Capital Commitments of $7,384,900, had $1,512,599 of dividend reinvestments and issued 165,917 shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $0 and issued 0 shares to investors in respect of such capital drawdowns. For the three months ended September 30, 2019, the Fund received no Capital Commitments, had $907,002 of dividend reinvestments, issued 91,341 shares to investors that opted into the Fund’s dividend reinvestment plan, $84,413 and 8,478 shares were withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program, issued capital drawdown notices to its investors for an aggregate amount of $17,967,810 and issued 1,795,822 shares to investors in respect of such capital drawdowns.

For the nine months ended September 30, 2020, the Fund received Capital Commitments of $42,369,035, had $4,765,554 of dividend reinvestments, issued 543,083 shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $41,844,852 and issued 4,876,625 shares to investors in respect of such capital drawdowns. For the nine months ended September 30, 2019, the Fund received Capital Commitments of $51,852,141 (however, a capital commitment of $4,000,000, originally committed during the quarter ended March 31, 2019, was subsequently reduced by $1,000,000 before any capital was called), had $2,404,103 of dividend reinvestments, issued 241,635 shares to investors that opted into the Fund’s dividend reinvestment plan, $232,123 and 23,338 shares were withdrawn from the Fund as part of the quarter-end SBCAA share repurchase program, issued capital drawdown notices to its investors for an aggregate amount of $59,056,735 and issued 5,896,977 shares to investors in respect of such capital drawdowns.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2020	March 27, 2020	April 29, 2020	$0.24	$3,551,533
June 26, 2020	June 26, 2020	July 29, 2020	$0.13	$2,572,039
September 28, 2020	September 28, 2020	October 28, 2020	$0.15	$2,925,160

Total distributions declared			$0.52	$9,048,732

The following table summarizes distributions declared during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2019	March 27, 2019	April 25, 2019	$0.15	$1,057,242
June 28, 2019	June 28, 2019	July 19, 2019	$0.16	$1,690,999
September 25, 2019	September 26, 2019	October 30, 2019	$0.13	$1,674,929

Total distributions declared			$0.44	$4,423,170

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the nine months ended September 30, 2020, the Fund distributed $9,048,732 to stockholders, all of which was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the nine months ended September 30, 2019, the Fund distributed $4,423,170 to stockholders, all of which was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

The following table shows the Fund’s contractual obligations as of September 30, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$34,500,000	$34,500,000	$—	$—	$—
Secured borrowings	$3,430,000	$3,430,000	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178,200,000	$—	$—	$—	$178,200,000
Class A-2A Senior Secured Floating Rate Note	$25,000,000	$—	$—	$—	$25,000,000
Class A-2B Senior Secured Floating Rate Note	$9,950,000	$—	$—	$—	$9,950,000

The following table shows the Fund’s contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$19,500,000	$19,500,000	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178,200,000	$—	$—	$—	$178,200,000
Class A-2A Senior Secured Floating Rate Note	$25,000,000	$—	$—	$—	$25,000,000
Class A-2B Senior Secured Floating Rate Note	$9,950,000	$—	$—	$—	$9,950,000

See “Notes to Financial Statements – Note 4. Borrowings” for a discussion of the terms of the Revolving Credit Facility and Notes.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, the Fund had unfunded Capital Commitments related to Subscription Agreements of $256,446,800 and $255,922,617, respectively.

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

As of September 30, 2020 the Fund’s off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,815	$—
5 Bars, LLC	Revolver	09/27/2024	$646,653	$—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	$1,659,057	$(49,772)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	$414,764	$(12,443)
AEG Holding Company, Inc.	Revolver	11/20/2023	$893,492	$(17,870)
Ahead Data Blue, LLC	Revolver	11/08/2024	$961,256	$—
Alphasense, Inc.	Revolver	05/29/2024	$872,355	$(8,724)
American Physician Partners, LLC	Revolver	12/21/2021	$97,681	$(3,907)
AMI US Holdings, Inc.	Revolver	04/01/2024	$306,489	$(6,130)
Analogic Corporation	Revolver	06/22/2023	$213,889	$(7,486)
Avetta, LLC	Revolver	04/10/2024	$494,396	$(9,888)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	05/17/2021	$482,932	$(9,659)
Azurity Pharmaceuticals, Inc.	Revolver	03/21/2023	$482,932	$(9,659)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	$1,288,304	$(32,208)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	$429,435	$(12,883)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	$321,733	$(19,304)
Blink Holdings, Inc.	Delayed Draw Term Loan	09/10/2021	$496,602	$(37,245)
Businesssolver.com, Inc.	Revolver	05/15/2023	$323,529	$—
Captain D’s, Inc.	Revolver	12/15/2023	$50,267	$(1,005)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	$1,053,759	$(160,698)
Dillon Logistics, Inc.	Revolver	12/11/2023	$191,947	$(88,296)
Dispatch Track, LLC	Revolver	12/17/2024	$301,930	$(4,529)
E2open LLC	Revolver	11/26/2024	$311,365	$(20,239)
Engage2Excel, Inc.	Revolver	03/07/2023	$119,353	$(7,161)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
EnterpriseDB Corporation	Revolver	06/21/2024	$696,355	$(12,186)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	05/17/2021	$839,091	$(16,782)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	06/07/2023	$453,495	$(6,802)
Exterro, Inc.	Revolver	05/31/2024	$330,000	$(1,650)
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	$3,034,704	$(60,694)
Faithlife, LLC	Revolver	09/18/2025	$279,053	$(5,581)
Finalsite Holdings, Inc.	Revolver	09/25/2024	$253,142	$(4,430)
Fuze, Inc.	Delayed Draw Term Loan	09/20/2021	$1,814,240	$(7,438)
Fuze, Inc.	Revolver	09/20/2024	$1,295,886	$(18,531)
GHA Buyer, Inc.	Revolver	06/24/2025	$365,800	$(7,316)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	$114,875	$(2,297)
INH Buyer, Inc.	Revolver	01/31/2024	$205,858	$(10,293)
InSite Wireless Group, LLC	Revolver	03/15/2023	$460,172	$—
InSite Wireless Group, LLC	Term Loan	08/01/2022	$2,827,880	$—
Kaseya Inc.	Delayed Draw Term Loan	05/03/2021	$435,075	$(5,177)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	$237,545	$(2,969)
Kaseya Inc.	Revolver	05/02/2025	$191,755	$(3,835)
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	$1,445,322	$(36,133)
Metametrics, Inc.	Revolver	09/10/2025	$651,183	$(32,559)
Netwrix Corporation	Delayed Draw Term Loan	03/31/2021	$500,905	$(11,897)
Netwrix Corporation	Revolver	09/30/2026	$166,551	$(3,956)
Netwrix Corporation	Delayed Draw Term Loan	09/30/2021	$1,001,811	$(23,793)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	$328,125	$(39,375)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(13,762)
Pace Health Companies, LLC	Revolver	08/02/2024	$616,682	$(21,584)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	$3,288,636	$(98,659)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	$322,749	$(9,682)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	$234,363	$(4,687)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	$292,954	$(5,859)
Real Capital Analytics, Inc.	Revolver	10/02/2024	$694,740	$—
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	03/19/2021	$1,326,335	$(26,527)
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	$442,112	$(8,842)
RxBenefits, Inc.	Revolver	03/29/2024	$575,767	$(5,758)
Salisbury House, LLC	Revolver	08/30/2025	$298,895	$(7,472)
Selligent, Inc.	Revolver	11/03/2023	$200,660	$(4,013)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(83,230)
Single Digits, Inc.	Revolver	12/21/2023	$316,272	$(25,302)
Sirsi Corporation	Revolver	03/15/2024	$553,741	$(11,075)
Smartlinx Solutions, LLC	Revolver	03/04/2026	$519,484	$(9,974)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$152,035	$(4,561)
Smile Brands, Inc.	Revolver	10/12/2023	$254,808	$(7,644)
Star2star Communications, LLC	Delayed Draw Term Loan	03/11/2022	$640,576	$(12,812)
Star2star Communications, LLC	Revolver	03/13/2025	$960,864	$(19,217)
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	03/15/2021	$675,454	$—
Summit Infrastructure Group, Inc.	Revolver	03/15/2024	$562,878	$—
Symplr Software, Inc.	Revolver	11/30/2023	$296,459	$(10,376)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,866	$(13,429)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	$1,381,064	$(21,406)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	$690,532	$(15,537)
TRGRP, Inc.	Revolver	11/01/2023	$333,333	$(6,667)
Velocity Purchaser Corporation	Revolver	12/01/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/08/2021	$1,478,606	$(29,572)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	$226,780	$(4,536)

Total 1st Lien/Senior Secured Debt			$54,173,554	$(1,326,320)

Total			$54,173,554	$(1,326,320)

As of December 31, 2019, the Fund’s off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$558,432	$(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	$961,256	$(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	$612,979	$(12,260)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(3,616)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$119,189	$(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	$194,118	$—
Captain D’s, Inc.	Revolver	12/15/2023	$60,466	$(604)
CutisPharma, Inc.	Revolver	3/21/2023	$482,932	$(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$1,810,522	$(17,562)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$158,064	$(3,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(2,537)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	$125,635	$(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	6/7/2023	$566,868	$(8,503)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(117,926)
Fuze, Inc.	Revolver	9/20/2024	$388,766	$(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(6,750)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$108,813	$(1,360)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	$2,365,584	$—

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,179,466	$(77,243)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$64,919	$(1,136)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	$328,125	$(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$300,356	$(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$1,643,567	$(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	$161,139	$(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$—
Smile Brands, Inc.	Revolver	10/12/2023	$220,833	$—
Sugarcrm, Inc.	Revolver	7/31/2024	$310,244	$—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$27,828	$(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,865	$(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$656,005	$(11,480)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(20,803)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$6,659,893	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$4,535,600	$(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	$181,424	$(3,628)

Total 1st Lien/Senior Secured Debt			$71,406,720	$(1,007,901)

Total			$71,406,720	$(1,007,901)

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

The Revolving Credit Facility was scheduled to mature on November 11, 2020, subject to the Fund’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 11, 2020; and (iv) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 11, 2020.

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

As of September 30, 2020, there was an outstanding balance of $34,500,000 on the Revolving Credit Facility and the Fund was in compliance with the terms of the Revolving Credit Facility. As of December 31, 2019, the Fund had $19,500,000 outstanding on the Revolving Credit Facility and the Fund was in compliance with the terms of the Revolving Credit Facility. The Fund intends to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2020	2019
Interest and borrowing expenses	$168,140	$44,955
Commitment fees	16,445	40,945
Amortization of deferred financing costs	18,853	43,878

Total interest and debt financing expenses	$203,438	$129,778

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Interest and borrowing expenses	$531,788	$410,787
Commitment fees	55,592	122,574
Amortization of deferred financing costs	56,148	147,432

Total interest and debt financing expenses	$643,528	$680,793

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

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. For the three and nine months ended September 30, 2020, the Fund incurred no collateral management fees. For the three and nine months ended September 30, 2019, the Fund incurred collateral management fees of $100,949 and $426,758, respectively, which were voluntarily waived by the Adviser.

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the credit facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities, and terminated the Barclays Credit Facility. For a discussion of the CLO Transaction see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Securitization.”

For the three months ended September 30, 2020 and September 30, 2019, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Three Months Ended September 30,
	2020	2019
Interest and borrowing expenses	$—	$751,048
Commitment fees	—	5,041
Amortization of deferred financing costs	—	123,547

Total interest and debt financing expenses	$—	$879,636

For the nine months ended September 30, 2020 and September 30, 2019, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Interest and borrowing expenses	$—	$3,336,538
Commitment fees	—	56,338
Amortization of deferred financing costs	—	355,465

Total interest and debt financing expenses	$—	$3,748,341

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

The Adviser serves as collateral manager to the Issuer pursuant to the Collateral Management Agreement. For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the Collateral Management Agreement. For the three and nine months ended September 30, 2020, the Fund incurred collateral management fees of $462,788 and $1,380,737, respectively, which were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2019, the Fund incurred collateral management fees of $266,585 and $266,585, respectively, which were voluntarily waived by the Adviser.

The interest rate and outstanding borrowings under the Notes as of September 30, 2020 were as follows:

Notes	Principal Amount	Interest rate at September 30, 2020	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$176,472,146	$177,849,302
Class A-2A	25,000,000	L+2.45%	24,757,596	25,103,500
Class A-2B	9,950,000	4.23%	9,826,203	10,592,372
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$211,055,945	$213,545,174

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.

The interest rate and outstanding borrowings under the Notes as of December 31, 2019 were as follows:

Notes	Principal Amount	Interest rate at December 31, 2019	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$175,875,031	$178,195,723
Class A-2A	25,000,000	L+2.45%	24,673,826	24,889,050
Class A-2B	9,950,000	4.23%	9,787,776	9,916,279
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$210,336,633	$213,001,052

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.

For the three months ended September 30, 2020 and September 30, 2019, the components of interest expense related to the Notes were as follows:

	For the Three Months Ended September 30
	2020	2019
Interest and borrowing expenses	$1,265,878	$1,276,850
Amortization of debt issuance costs	284,402	138,100

Total interest and borrowing expenses	$1,550,280	$1,414,950

For the nine months ended September 30, 2020 and September 30, 2019, the components of interest expense related to the Notes were as follows:

	For the Nine Months Ended September 30
	2020	2019
Interest and borrowing expenses	$4,977,643	$1,276,850
Amortization of debt issuance costs	719,312	138,100

Total interest and borrowing expenses	$5,696,955	$1,414,950

Secured Borrowings

From time to time, the Fund may engage in sale/buy-back agreements, which are a type of secured borrowing. The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each borrowing is secured by an interest in an underlying asset which is participated or assigned to the sale/buy-back counterparty for the duration of the agreement.

On September 29, 2020, the Fund entered into a $3,430,000 sale/buy-back agreement with Macquarie US Trading LLC (“Macquarie”), and pursuant to the agreement, the Fund has assigned certain assets to Macquarie, with a corresponding repurchase obligation at an agreed-upon price within 30 days after the sale date (the “Macquarie Sale/Buy-Back”). The Macquarie Sale/Buy-Back has a funding cost of 1.25 bps per day and is not subject to any additional fees. As of September 30, 2020, secured borrowings pursuant to the Macquarie Sale/Buy-Back were $3,430,000 with a maturity of less than thirty days. The Fund accounts for these secured borrowings as secured financings for financial reporting purposes in accordance with GAAP.

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

As of September 30, 2020, and December 31, 2019, the Fund had total senior securities of $248,985,945 and $229,836,633, respectively, consisting of borrowings under the Revolving Credit Facility, secured borrowings and the Notes, and had asset coverage ratios of 173% and 163%, respectively.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2020, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(76,377)	$(559,750)	$483,373
Up 100 basis points	1,247,839	2,377,000	(1,129,161)
Up 200 basis points	5,293,624	4,754,000	539,624
Up 300 basis points	9,522,487	7,131,000	2,391,487

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

As of the end of the period covered by this report, the Fund carried out an evaluation, under the supervision and with the participation of the Fund’s management, including the Fund’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Exchange Act.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the nine months ended September 30, 2020, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the shares of common stock assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of September 30, 2020 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2020.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of September 30, 2020(1)	(28.2)%	(16.1)%	(4.1)%	8.0%	20.1%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(35.7)%	(20.7)%	(5.7)%	9.3%	24.3%

(1)

Assumes $441.1 million in total portfolio assets, $258.3 million in senior securities outstanding, $182.8 million in net assets, and an average cost of funds of 2.9%. Actual interest payments may be different.

(2)

Assumes $441.1 million in total portfolio assets, $294.1 million in senior securities outstanding, $147.0 million in net assets, and an average cost of funds of 2.9%. Actual interest payments may be different.

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

On November 10, 2020, the Fund entered into the Credit Agreement Amendment concerning the Revolving Credit Facility. The Credit Agreement Amendment (i) extended the maturity date of the Revolving Credit Facility from November 11, 2020 to November 9, 2021, and (ii) inserted a provision permitting the Fund and the Administrative Agent to, upon the occurrence of certain conditions, amend the Credit Agreement to replace references to LIBOR with references to an alternate benchmark rate that may include a forward-looking rate based on the secured overnight financing rate or another alternate benchmark rate subject to certain conditions.

The information set forth above with respect to the Credit Agreement Amendment does not purport to be complete in scope and is qualified in its entirety by the full text of the Credit Agreement Amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Fourth Amendment to Revolving Credit Agreement.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 13, 2020	By:	/s/ J. Brent Humphries
J. Brent Humphries
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer
(Principal Financial and Accounting Officer)