Form 10-K
period 2020-12-31
AB Private Credit Investors Corp
filed 2021-03-30
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

The issuer had 27,776,259.988 shares of common stock, $0.01 par value per share, outstanding as of March 30, 2021.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the term “the Fund” refers to AB Private Credit Investors Corporation.

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

•	pandemics or other serious public health events, such as the recent global outbreak of a novel strain of the coronavirus, commonly known as “COVID-19”;

•	a contraction of available credit and/or an inability to access the equity markets could impair the Fund’s lending and investment activities;

•	interest rate volatility could adversely affect the Fund’s results, particularly if the Fund elects to use leverage as part of its investment strategy;

•	the Fund’s future operating results;

•	the Fund’s business prospects and the prospects of its portfolio companies;

•	the Fund’s contractual arrangements and relationships with third parties;

•	the ability of the Fund’s portfolio companies to achieve their objectives;

•	competition with other entities and the Fund’s affiliates for investment opportunities;

•	the speculative and illiquid nature of the Fund’s investments;

•	the use of borrowed money to finance a portion of the Fund’s investments;

•	the adequacy of the Fund’s financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of the Fund’s portfolio companies;

•	the ability of the Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•

the Fund’s ability to qualify and maintain its qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of this Annual Report on Form 10-K.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

The Fund has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund has also elected to be treated and intends to qualify annually as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, respectively, the Fund is and will be required to comply with certain regulatory requirements. See “Business — Regulation as a Business Development Company” and “Business — Material U.S. Federal Income Tax Considerations.”

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

Effects of COVID-19 on the Fund’s Results of Operations

The rapid spread of COVID-19, a novel strain of coronavirus causing respiratory illness (“COVID-19”) has resulted in temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world, which could materially disrupt the demand for the Fund’s portfolio companies’ products and services. The World Health Organization (“WHO”) declared COVID-19 a global pandemic, and the WHO and governments have recommended, and in some cases, mandated, containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy and supply chains worldwide have been interrupted, slowed or rendered inoperable, with large numbers of individuals becoming ill, subject to quarantine, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak forced the temporary shutdown of some of the Fund’s portfolio companies’ facilities for extended periods. The extent of the impact of the COVID-19 outbreak on the financial performance of the Fund’s current and future investments will depend on future developments, including the ongoing duration and containment of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. Adverse impacts on the Fund’s investments may have a material adverse impact on the Fund’s future net investment income, the fair value of the Fund’s portfolio investments, the Fund’s financial condition and results of operations and the financial condition of the Fund’s portfolio companies.

The majority of the Fund’s investments are within sectors that have been relatively insulated from the impact of COVID-19 and related social distancing measures, such as software and technology enabled services, pharmaceutical and healthcare information technology, digital infrastructure and services, and other mission critical business services. The Fund has had limited exposure to sectors currently experiencing challenges, such as gym franchises (comprising approximately 1% of the Fund’s portfolio as of December 31, 2020) and energy (comprising approximately 4% of the Fund’s portfolio as of December 31, 2020). In sectors where the Fund believes that it has modest exposure, such as non-essential health care services/practice management (comprising approximately 5% of the Fund’s portfolio as of December 31, 2020), the Fund is closely monitoring these companies. However, social distancing measures have eased and the demand drivers for affected portfolio companies have generally normalized. Recently, infection and hospitalization rates have begun to decline; however, a return to more stringent social distancing measures remains a risk with the continued spread of COVID-19 variants. In these ongoing circumstances, there may be developments outside the Fund’s control requiring it to adjust its plan of operation. As such, given the dynamic nature of this situation, the Fund cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows in the future.

The Private Offering

The Fund enters into separate subscription agreements with investors providing for the private placement of its common stock (the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act,” and such offering, the “Private Offering”). Each investor makes a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement. Investors are required to make capital contributions (“Capital Contributions”) to purchase Shares each time the Fund delivers a capital call notice, which is issued based on the Fund’s anticipated investment activities and capital needs, delivered at least 10 business days prior to the required funding date, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. Generally, purchases of Shares are made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment (“Remaining Commitment”), at a per Share price equal to the net asset value per Share subject to any adjustments. Pursuant to the Private Offering, the Fund’s initial closing occurred on September 29, 2017.

The Fund may accept additional Capital Commitments quarterly (“Subsequent Closings”) from new investors as well as existing investors that wish to increase their commitment and shareholding in the Fund. These Subsequent Closings are expected to occur on a calendar-quarter end based on investor interest as well as the state of the market and the Fund’s capacity to invest the additional capital within a reasonable period. Each Capital Commitment is for the life of the Fund or for a shorter period based on the investor’s liquidation election, subject to the Fund’s receipt of exemptive relief that would permit stockholders to liquidate their investments pursuant to transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be established.

Financing

The Fund entered into a credit agreement (as it may be amended, the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (in such capacity, the “HSBC Administrative Agent”) and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Facility, as lenders. As part of the HSBC Credit Facility and any other future credit facility the Fund enters into, the Fund’s right to make capital calls (“Capital Calls”) of stockholders may be pledged as collateral to a lender, which will be able to call for Capital Contributions upon the occurrence of an event of default under such related credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their Remaining Capital Commitments, without regard to the underlying value of their investment. See “Risk Factors — The right to make Capital Calls of stockholders may be pledged as collateral under the Credit Facilities or any other future borrowing facility.”

On January 30, 2019, ABPCIC Funding I LLC (“ABPCIC Funding”) entered into a credit agreement (the “Barclays Credit Agreement,” together with all ancillary documents thereto, the “Barclays Credit Facility”) with Barclays Bank PLC, New York Branch (“Barclays”) as facility agent and U.S. Bank National Association (“U.S. Bank”) as collateral agent (in such capacity, the “Barclays Collateral Agent”), collateral administrator (in such capacity, the “Barclays Collateral Administrator”) and custodian (in such capacity, the “Barclays Custodian”). The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. The Barclays Credit Facility was in effect during 2019, but was terminated on August 9, 2019.

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

On September 29, 2020, the Fund entered into a sale/buy-back agreement with Macquarie US Trading LLC (“Macquarie”), and pursuant to such agreement, the Fund assigned certain assets to Macquarie, with a corresponding repurchase obligation at an agreed-upon price within 30 days after the sale date (the “Macquarie Sale/Buy-Back”). The Macquarie Sale/Buy-Back has a funding cost of 1.25 bps per day and is not subject to any additional fees.

On October 15, 2020, ABPCIC Funding II LLC, a wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility,” and together with the HSBC Credit Facility, the “Credit Facilities”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). The Synovus Credit Facility provides for borrowings in an aggregate amount up to $100 million. Borrowings under the Synovus Credit Facility bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided, plus an applicable spread. Borrowings under the Synovus Credit Facility are secured by all of the assets held by ABPCIC Funding II.

General

The Fund is structured as an externally managed, non-diversified closed-end management investment company. The Fund expects to operate as a “private” BDC and to conduct a private offering to investors in reliance on exemptions from the registration requirements of the Securities Act while the Fund invests the proceeds of the Private Offering. The Fund is an “emerging growth company” under the JOBS Act. For so long as the Fund remains an emerging growth company under the JOBS Act, the Fund will be subject to reduced public company reporting requirements.

The Fund’s investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-originated, privately-negotiated, secured, middle market loans. The Fund will invest at least 80% of its assets in debt instruments. The Fund intends to invest in middle-market businesses based in the United States, which the Fund generally defines as having enterprise values between $75 million and $500 million. However, from time to time, the Fund may invest in larger or smaller companies. The Fund expects that the primary use of proceeds by the companies in which it invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital. As of December 31, 2020, the Fund’s investment portfolio totaled $533,035,030 and consisted primarily of senior debt.

The Fund seeks to build its portfolio in a defensive manner that minimizes cyclical and correlated risks across individual names and sector verticals by targeting companies with strong underlying business models and durable intrinsic value.

The Fund expects to continue to make investments primarily through direct originations as well as secondary purchases. The Fund’s credit investments will principally take the form of first lien, stretch senior, unitranche, and second lien loans, although the actual mix of instruments pursued will vary over time depending on the Fund’s views on how best to optimize risk-adjusted returns. The Fund will also consider unsecured mezzanine debt, structured preferred stock, and non-control equity co-investment opportunities, typically alongside a leading middle market financial sponsor and/or in partnership with a strong management group. The Fund expects its loans will generally carry contractual maturities between four and six years.

The Fund pursues opportunities across a broad range of sectors, including but not limited to, the following end markets: alarm monitoring; communications and IT infrastructure; energy; enterprise software (including software-as-a-service); equipment finance; financial technology/transaction processing; franchisors, franchisees, and restaurants; healthcare and healthcare IT; non-discretionary consumer (including certain multi-site retailers); specialized, value-added manufacturing; specialty finance; technology-enabled services; transportation and logistics; consumer non-cyclical; business services; and education.

The Board of Directors

The Fund’s business and affairs are managed under the direction of the board of directors (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of the Fund’s Class II directors will expire in 2021, and if reelected by the Fund’s stockholders, the Fund’s Class II directors will serve new terms to expire at the 2024 annual meeting of stockholders; the term of the Fund’s Class III director will expire at the 2022 annual meeting of stockholders; and the terms of the Fund’s Class I directors will expire at the 2023 annual meeting of stockholders. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.” The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

About the Fund’s Investment Adviser

The Fund’s investment activities are managed by its external investment adviser, AB Private Credit Investors LLC. The Fund benefits from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $686 billion in assets under management as of December 31, 2020, and a global client base that includes institutions, private clients and retail investors. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

The Adviser is part of AB’s alternative private credit business which, in addition to the Fund and other private corporate credit strategies managed by the Adviser, consists of investment products and strategies involving commercial real estate debt and residential mortgage credit. AB’s private credit business is also part of AB’s larger Alternatives Division, which includes hedge funds of funds, nontraditional bond strategies, and long/short equity strategies for a range of products and strategies in public mutual fund and private fund vehicles. The Adviser benefits from the resources afforded to it by AB’s robust global infrastructure, namely risk management, compliance and investor relations, as well the AB’s established public and private credit franchises. The Adviser draws on these resources throughout its operational and investment processes, as it benefits from the knowledge and oversight of its investment committee (the “Investment Committee”), which includes individuals from other areas within AB. This creates a forum through which AB’s global perspectives inform the Fund’s investment efforts in private middle market corporate credit.

Investment Advisory Agreement

On November 13, 2019, the Fund entered into an advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Fund pays the Adviser, quarterly in arrears, a fee for investment advisory services consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the stockholders of the Fund. In addition, under the Advisory Agreement and to the extent permitted by applicable law and in the discretion of the Board, the Fund indemnifies the Adviser and certain of its affiliates. See “Risk Factors —Risks Related to the Fund’s Business and Structure — There are significant potential conflicts of interest which could impact the Fund’s investment returns; — The Fund’s incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so; — The compensation the Fund will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to the Fund than if such terms had been the subject of arm’s-length negotiations; — The Fund may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Fund.”

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

Incentive Fee

The incentive fee, which provides the Adviser with a share of the income that the Adviser generates for the Fund, consists of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income” or “PIFNII”) for the quarter, as further described below. PIFNII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, due diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) the Fund has entered into with the Administrator, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. generally accepted accounting principles (“GAAP”). PIFNII also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received. See “Risk Factors — Risks Relating to The Fund’s Business — There are significant potential conflicts of interest which could impact the Fund’s investment returns” and “Risk Factors — Risks Relating to The Fund’s Business — Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser.”

PIFNII does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income-based incentive fee, it is possible that the Fund may accrue such fees in a quarter where the Fund incurs a net loss. For example, if the Fund receives PIFNII in excess of the hurdle rate (as defined below) for a quarter, the Fund will accrue the applicable income-based incentive fee even if it has incurred a realized and/or unrealized capital loss in that quarter. However, cash payment of the income-based incentive fee may be deferred in this situation, subject to the restrictions detailed at the end of this section.

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

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 20% of the Fund’s aggregate cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, the Fund’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. For accounting purposes only, the Fund is required under GAAP to accrue a hypothetical capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a hypothetical capital gains incentive fee that would be payable to the Adviser at each measurement date. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

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

The Fund will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if, during the most recent four full fiscal quarter periods ending on or prior to the date such payment is to be made, the sum of (a) the PIFNII, (b) the realized capital gain / loss and (c) unrealized capital appreciation/ depreciation, expressed as a rate of return on the value of the Fund’s net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Advisory Agreement.

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

(1)

The hypothetical amount of PIFNII shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full fiscal quarter periods ending on or prior to the date the payment set forth in the example is to be made the sum of (a) the PIFNII, (b) the realized capital gain/loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of the Fund’s net assets, is at least 6.0%

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
(2)	See Example 1, Alternative 5 for calculation

Payment of the Fund’s Expenses

All professionals of the Adviser and/or the Administrator, while engaged in providing investment advisory and management services to the Fund, and the compensation and routine overhead expenses of personnel allocable to these services to the Fund, will be provided and paid for by the Adviser and not by the Fund. The Fund will pay all organizational expenses, operating expenses and other expenses incurred by the Adviser related to the Fund and the execution of the Fund’s investment strategy, including, without limitation, those relating to:

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually (i) (A) by the Board or (B) by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities and (ii) by a majority of the Fund’s Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of the Fund’s outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors — Risks Related to the Fund’s Business and Structure —the Adviser and the Administrator have the right to resign on 60 days’ notice, and the Fund may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in the Fund’s operations that could adversely affect its financial condition, business and results of operations.”

The Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its professionals and any other person or entity affiliated with it are entitled to indemnification from the Fund for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Fund’s investment adviser.

Deferral of Incentive Fees in Certain Instances

The terms of the Advisory Agreement provide that the Fund will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter periods ending on or prior to the date such payment is to be made the sum of (a) the PIFNII, (b) the realized capital gain/loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of the Fund’s net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Advisory Agreement. In February 2020, the Fund and an affiliate of Abbott Capital Management, LLC (“Abbott”) made capital contributions to, and became members of, ABPCIC Equity Holdings, LLC, a Delaware limited liability company and a special purpose vehicle designed to invest in private equity investments sourced by Abbott (“ABPCIC Equity Holdings”). ABPCIC Equity Holdings is a consolidated subsidiary of the Fund. The Adviser intends to annually waive a portion of the capital gains incentive fee otherwise payable to the Adviser by the Fund by an amount equal to that amount of cash distributed during such year by ABPCIC Equity Holdings to Abbott. This fee waiver is intended to ensure that Abbott’s participation in investments through ABPCIC Equity Holdings has no effect on the economics received by the Fund’s stockholders in respect of their Shares.

Expense Support and Conditional Reimbursement Agreement

On September 29, 2017, the Fund entered into an agreement with the Adviser (the “Expense Support and Conditional Reimbursement Agreement”) to limit certain of the Fund’s Operating Expenses, as defined in the Expense Support and Conditional Reimbursement Agreement, to no more than 1.5% of the Fund’s average quarterly gross assets. To achieve this percentage limitation, the Adviser has agreed to reimburse the Fund for certain Operating Expenses on a quarterly basis (any such payment by the Adviser, an “Expense Payment”), and the Fund has agreed to later repay such amounts (any such payment by the Fund, a “Reimbursement Payment”), pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement. The actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets, is referred to as the “Percentage Limit.”

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

As of December 31, 2020, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	13,879	1,072,603	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%

Total	$4,874,139	$2,547,016	$2,327,123

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

Expense Reimbursement Agreement and Administration Agreement

On September 29, 2017, the Fund and the Administrator entered into the Administration Agreement. Pursuant to the Administration Agreement, the Administrator will perform, or oversee the performance of, the Fund’s required administrative services except those that are provided by the Adviser or an affiliate of the Adviser, and which includes being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Administrator will assist the Fund in determining and publishing its net asset value, overseeing the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports to the Fund’s stockholders, and generally overseeing the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others. Payments under the Administration Agreement will be determined based on arms-length negotiations with the Administrator and will be based upon expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Also on September 29, 2017, the Fund and the Adviser entered into the Expense Reimbursement Agreement. Payments under the Expense Reimbursement Agreement will be based upon the compensation of the Fund’s Chief Financial Officer and Chief Compliance Officer and other staff of the Adviser providing administrative services to the Fund as well as the Fund’s allocable portion of overhead expenses. In accordance with the terms of the Administration Agreement and the Expense Reimbursement Agreement, the Fund expects that overhead and other administrative expenses will be generally allocated between the Fund and the Adviser by reference to the relative time spent by personnel in performing administrative and similar functions on the Fund’s behalf as compared to performing investment advisory or administrative functions on behalf of the Adviser. The Administration Agreement and the Expense Reimbursement Agreement may be terminated by each party thereto without penalty upon 60 days’ written notice to the other party.

The Administration Agreement provides that absent negligence or willful misconduct, the Administrator and its directors, officers, employees and agents shall be held harmless from all loss, cost, damage and expense, including reasonable fees and expenses for counsel, incurred by the Administrator in connection with the Administrator’s performance of its duties under the Administration

Agreement. The Expense Reimbursement Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations, the Adviser and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it is entitled to indemnification from the Fund for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Expense Reimbursement Agreement.

Competition

The Fund’s primary competitors for investments include public and private credit investment funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they engage in making private loans to middle market companies, investment advisors that also manage private equity and hedge funds. Some of the Fund’s competitors are larger and have greater financial, technical and marketing resources than the Fund does. For example, the Fund believes some competitors may have access to funding sources that are not available to the Fund. In addition, some of the Fund’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish relationships in areas that differ from the Fund’s. Furthermore, many of the Fund’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on the Fund as a BDC or to the source of income, asset diversification, distribution and other requirements the Fund must satisfy to maintain its qualification as a RIC.

Notwithstanding these risks, the Fund believes that the Adviser’s experience in middle market corporate lending, combined with its access to AB’s institutional infrastructure and established public and private credit franchises, provide the Fund with market-leading competencies in the private corporate credit sector. The Fund believes the Adviser has developed a best-in-class reputation due to the long-standing presence of its investment professionals in the middle market lending community and the significant relationships, skills and experience of its individual members, particularly as it relates to sourcing, structuring, and negotiating investment opportunities.

As it relates to strategy, the Fund views the Adviser as being differentiated by its focus on what the Fund believes is a less competitive segment of the market. There are a number of industry participants that finance middle market companies, but many of them focus on a particular area of the capital structure or industry sector. The Fund believes the Adviser’s flexibility to invest across the capital structure, as well as its investing experience across industries, will optimize the relative risk / return profile for investors. Further, as opposed to traditional lenders such as banks and collateralized loan obligations that must structure loans to meet regulatory or contractual guidelines, the Fund believes the Adviser has greater flexibility to tailor solutions for borrowers and, ideally, receive premium pricing for doing this.

The Adviser’s collective investment philosophy and process provide a demonstrated track record of success. The Adviser is committed to the consistent application of its proven approach throughout the investment lifecycle, from deal selection to portfolio management, combining fundamental and valuation-based analytical tools and principles with proven underwriting frameworks to strive to achieve superior outcomes. The Fund believes that the Adviser is highly selective and focuses on pursuing companies that the Fund believes exhibit strong underlying business models and durable intrinsic value.

The Fund believes the Adviser’s qualifications, experience, and track record of success will render the Fund competitive in the BDC marketplace.

For additional information concerning the competitive risks the Fund faces, see “Risk Factors — Risks Related to The Fund’s Business and Structure — The Fund may face increasing competition for investment opportunities.”

Managerial Assistance

As a BDC, the Fund will offer, and must provide upon request, managerial assistance to its portfolio companies. This assistance could involve, among other things, monitoring the operations of the Fund’s portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Fund may also receive fees for these services. The Adviser will provide, or arrange for the provision of, such managerial assistance on the Fund’s behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on the Fund’s behalf by the Adviser in accordance with the Advisory Agreement.

Dividend Reinvestment Plan

On September 26, 2017, the Fund adopted a dividend reinvestment plan, which was amended and restated on August 6, 2018 (the “DRIP”). Pursuant to the DRIP, stockholders receive dividends or other distributions in cash unless a stockholder elects to reinvest his or her dividends and other distributions as provided below. As a result of adopting the DRIP, if the Board authorizes, and the Fund declares, a cash dividend or distribution, the Fund’s stockholders who have opted into the DRIP will have their cash dividends or distributions automatically reinvested in additional Shares, rather than receiving cash.

No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions received in cash. A stockholder can instead elect to have a dividend or distribution reinvested in Shares by notifying the Administrator in writing. A stockholder may elect to change its election by providing written notice to the Administrator no later than ten days prior to the record date fixed by the Board for the first distribution for which such stockholder wishes its new election to take effect.

Stockholders who receive dividends and distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their dividends and distributions in cash. However, since an electing stockholder’s cash dividends and distributions will be reinvested in Shares, such stockholder will not receive cash with which to pay applicable taxes on reinvested dividends and distributions. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from the Fund will generally be equal to the cash that would have been received if the stockholder had received the dividend or distribution in cash, unless the Fund was to issue new Shares that are trading at or above net asset value, in which case, the stockholder’s basis in the new Shares will generally be equal to their fair market value. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the Shares are credited to the U.S. stockholder’s account.

The plan is terminable by the Fund upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any distribution by the Fund.

Staffing

The Fund does not currently have any employees and do not expect to have any employees. Services necessary for the Fund’s business will be provided by individuals who are employees of the Administrator, the Adviser or its affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement. Each of the Fund’s executive officers described under “Directors, Executive Officers and Corporate Governance” is an employee of the Adviser or its affiliates. The Fund’s day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of the Fund’s investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. This investment team focuses on origination and transaction development and the ongoing monitoring of the Fund’s investments. In addition, the Fund may reimburse the Adviser for any allocable portion of the compensation paid by the Adviser (or its affiliates) to the Fund’s Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Fund) and any internal audit staff, to the extent internal audit performs a role in the Fund’s Sarbanes-Oxley internal control assessment. See “Business — General — Investment Advisory Agreement; Administration Agreement.”

The Fund’s day-to-day investment and administrative operations are managed by the Adviser and its affiliates and the Administrator. The Adviser’s Investment Committee is supported by a team of additional experienced investment professionals. The Adviser and the Administrator may hire additional investment and administrative professionals in the future to provide services to the Fund, based upon the Fund’s needs. See “Business — General — Investment Advisory Agreement; Administration Agreement.”

Financial Information about Industry Segments and Geographic Areas

The Fund’s primary objectives include investing in and originating a portfolio of loans, bonds and equity investments to commercial businesses located throughout the United States. The Fund presently does not evaluate its investments by industry segment but rather, the Fund reviews performance on an individual basis. Accordingly, the Fund does not report industry or geographic area segment information.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to the Fund and to an investment in Shares. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “Treasury regulations,” each as in effect as of the date of this Annual Report on Form 10-K.

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting the Fund and its stockholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular stockholders in light of their individual investment circumstances or to some types of stockholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding Shares in connection with a hedging, straddle, conversion or other integrated transaction, non-U.S. stockholders (as defined below) engaged in a trade or business in the United States, persons who have ceased to be U.S. citizens or to be taxed as resident aliens, or individual non-U.S. stockholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax, the net investment income tax, alternative minimum tax or foreign, state or local tax. This discussion assumes that the Fund’s stockholders hold their Shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service (“IRS”) regarding any matter discussed herein.

A “U.S. stockholder” is a beneficial owner of Shares that is for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the United States;

•	a corporation created or organized in or under the laws of the United States, any state therein or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•

a trust, (i) if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (ii) the trust validly elected to be treated as a United States person for U.S. federal income tax purposes.

A “non-U.S. stockholder” means a beneficial owner of Shares that is for U.S. federal income tax purposes not a U.S. stockholder.

If a partnership or other entity classified as a partnership, for U.S. federal income tax purposes, holds Shares, the U.S. tax treatment of the partnership and each partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partnership considering an investment in Shares should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of Shares by the partnership.

Taxation of the Fund

The Fund has elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that the Fund timely distributes to its stockholders as dividends.

To qualify as a RIC, the Fund must, among other things:

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

•

at least 50% of the value of the Fund’s total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of the Fund’s total assets and not more than 10% of the outstanding voting securities of such issuer, and

•

not more than 25% of the value of the Fund’s total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that the Fund controls and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, hereinafter the “Diversification Tests.”

As a RIC, the Fund generally will not be subject to U.S. federal income tax on net income and net realized capital gains that the Fund distributes to stockholders in any taxable year with respect to which the Fund distributes an amount equal to at least 90% of the sum of the Fund’s (i) investment company taxable income (i.e., the Fund’s taxable ordinary income, which includes, among other items, dividends, and interest, plus the excess (if any) of the Fund’s net realized short-term capital gains over net realized long-term capital losses, reduced by deductible expenses) determined without regard to the deduction for dividends paid and (ii) net tax-exempt interest income (which is the excess of the Fund’s gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” The Fund intends to timely distribute all or substantially all of the Fund’s investment company taxable income in order to satisfy the Annual Distribution Requirement. Generally, if the Fund fails to meet this Annual Distribution Requirement for any taxable year, the Fund will fail to qualify as a RIC for such taxable year and will be subject to U.S. federal income tax at regular corporate rates on all of the Fund’s net income and net realized capital gains regardless of any distributions made to stockholders. To the extent the Fund meets the Annual Distribution Requirement for a taxable year, but retains the its net capital gains (i.e., the Fund’s net realized long-term capital gains in excess of net realized short-term capital losses) for investment or any investment company taxable income, the Fund will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. The Fund may choose to retain the Fund’s net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal corporate income tax.

If the Fund qualifies as a RIC and meets the Annual Distribution Requirement, the Fund will be subject to a nondeductible 4% U.S. federal excise tax on undistributed income, unless the Fund timely distributes (or is deemed to have timely distributed) each calendar year an amount equal to the sum of:

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

While the Fund intends to make sufficient distributions to satisfy the Annual Distribution Requirement as discussed above, the Fund may choose to defer certain distributions of net income or net realized capital gains. If the Fund does so, it will be subject to this 4% U.S. federal excise tax only on the amount by which it does not meet the foregoing distribution requirement.

The Fund is authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, the Fund is not permitted to make distributions to its stockholders while any senior securities are outstanding unless the Fund meets the applicable asset coverage ratios. See “Business — Regulation as a Business Development Company — Senior Securities.” Moreover, the Fund’s ability to dispose of assets to meet its distribution requirements may be limited by (1) the illiquid nature of the Fund’s portfolio and/or (2) other requirements relating to the Fund’s status as a RIC, including the Diversification Tests. If the Fund disposes of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, the Fund may make such dispositions at times that, from an investment standpoint, are not advantageous. For example, the Fund may have to sell assets at times when their fair market value is lower than cost due to temporary market conditions. In the absence of a need to sell assets to generate cash to satisfy the Fund’s distributions requirements, the Fund may believe that it would be better from an investment standpoint to retain such assets until they mature or market conditions improve.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Fund’s expenses in a given year exceed investment company taxable income, the Fund would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, the Fund may, for tax purposes, have aggregate taxable income for several years that the Fund is required to distribute and that is taxable to its stockholders even if such income is greater than the aggregate net income the Fund actually earned during those years. Such required distributions may be made from the Fund’s cash assets or by liquidation of investments, if necessary. The Fund may realize gains or losses from such liquidations. In the event the Fund realizes net capital gains from such transactions, stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

The Fund has elected to be treated as a RIC for U.S. federal income tax purposes. To the extent that the Fund has net taxable income prior to its qualification as a RIC, the Fund will be subject to U.S. federal income tax on such income at regular corporate rates. In addition, the Fund would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to the Fund’s stockholders as ordinary dividend income to the extent of the Fund’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Fund’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, the Fund would be required to distribute all of its previously undistributed earnings attributable to any period prior to the Fund becoming a RIC by the end of the first year that the Fund intends to qualify as a RIC. To the extent that the Fund has any net built-in gains in its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Fund had been liquidated) as of the beginning of the first year that the Fund qualifies as a RIC, the Fund would be subject to a corporate-level U.S. federal income tax on such built-in gains when recognized over the next five years. Alternatively, the Fund may choose to recognize such built-in gains immediately prior to its qualification as a RIC.

If the Fund has previously qualified as a RIC, but is subsequently unable to qualify for treatment as a RIC, and certain cure provisions are not applicable, the Fund would be subject to tax on all of its taxable income (including net capital gains) at regular corporate rates for any year in which the Fund fails to qualify as a RIC. The Fund would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to the Fund’s stockholders as ordinary dividend income to the extent of its current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Fund’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Fund would be required to distribute all of its previously undistributed earnings attributable to the period the Fund failed to qualify as a RIC by the end of the first year that the Fund intends to requalify as a RIC. If the Fund fails to requalify as a RIC for a period greater than two taxable years, the Fund may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Fund had been liquidated) that the Fund elects to recognize on requalification or when recognized over the next five years.

The remainder of this discussion assumes that the Fund qualifies as a RIC for each future taxable year.

Fund Investments

Certain of the Fund’s investment practices including investments in debt instruments, warrants and foreign investments, are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause the Fund to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. The Fund monitors its transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification of the Fund as a RIC but there can be no assurance that the Fund will be successful in this regard.

Debt Instruments. In certain circumstances, the Fund may be required to recognize taxable income prior to when it receives cash. For example, if the Fund holds debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment or, in certain cases, increasing interest rates or issued with warrants), the Fund must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Fund in the same taxable year. Because any original issue discount accrued will be included in the Fund’s investment company taxable income for the year of accrual, the Fund may be required to make a distribution to its stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though the Fund will not have received any corresponding cash amount.

Warrants. Gain or loss realized by the Fund from the sale or exchange of warrants acquired by the Fund as well as any loss attributable to the lapse of such warrants generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long the Fund held a particular warrant and on the nature of the disposition transaction.

Foreign Investments. Although investing in foreign investments will not be the Fund’s primary investment objective, the Fund is authorized to make foreign investments. In the event the Fund invests in foreign securities, the Fund may be subject to withholding and other foreign taxes with respect to those securities. The Fund does not expect to satisfy the requirement to pass through to its stockholders their share of the foreign taxes paid by the Fund.

If the Fund invests in the stock of a foreign corporation that is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC,” the Fund would be subject to a penalty tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which the Fund held the PFIC stock, plus an interest charge. A PFIC is any foreign corporation if (i) 75 percent or more of the gross income of such corporation for the taxable year is passive income, or (ii) at least 50 percent of the average percentage of assets held by such corporation during the taxable year produce passive income or are held for the production of passive income. Under certain circumstances, the Fund may be eligible to make a special election to ameliorate the effects of the penalty tax by electing to treat the PFIC as a qualifying electing fund, or “QEF,” or by electing to mark to market the PFIC stock. If the Fund makes a QEF election, the Fund would not be subject to the penalty tax, but any increases in the earnings and profits of the PFIC would be includable in the Fund’s taxable income even if the PFIC makes no distributions. If the Fund makes the mark-to-market election, the Fund would recognize ordinary income or loss each year on a mark-to-market basis based on changes in the value of the PFIC stock. If the Fund does invest in a PFIC, no assurances can be given that the Fund will be eligible to or will make a QEF election or a mark-to-market election with respect to such PFIC.

Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time the Fund accrues income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time the Fund actually collects such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations of the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations related gains and losses may increase or decrease the amount of the Fund’s investment company taxable income to be distributed to its stockholders as ordinary income.

Taxation of U.S. Stockholders

Distributions by the Fund generally are taxable to U.S. stockholders as ordinary income or long-term capital gains. Distributions of the Fund’s investment company taxable income will be taxable as ordinary income to U.S. stockholders to the extent of the Fund’s current or accumulated earnings and profits, whether paid in cash or reinvested in additional Shares. To the extent such distributions paid by the Fund to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and eligible for a maximum U.S. federal tax rate of 20%. In this regard, it is anticipated that distributions paid by the Fund will generally not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum U.S. federal tax rate.

Distributions of the Fund’s net capital gain (which is generally the Fund’s realized net long-term capital gains in excess of realized net short- term capital losses) properly reported by the Fund as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently at a maximum U.S. federal tax rate of 20%) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of the Fund’s earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in the form of additional Shares purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the Shares received equal to such amount. Stockholders receiving dividends in newly issued Shares will be treated as receiving a distribution equal to the value of the Shares received, and should have a cost basis of such amount.

Although the Fund currently intends to timely distribute any net long-term capital gains in order to eliminate its liability for U.S. federal corporate income tax on such gains, the Fund may in the future decide to retain some or all of its net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, the Fund will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by the Fund. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since the Fund expects to pay tax on any retained capital gains at the Fund’s regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes the Fund paid. In order to utilize the deemed distribution approach, the Fund must provide written notice to its stockholders prior to the expiration of 60 days after the close of the relevant taxable year. The Fund cannot treat any of its investment company taxable income as a “deemed distribution.”

The Fund or the applicable withholding agent will provide you with a notice reporting the amount of any ordinary income dividends (including the amount of such dividend, if any, eligible to be treated as qualified dividend income) and capital gain dividends by January 31. For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of capital gain dividends paid for that year, the Fund may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If the Fund makes such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if the Fund pays you a dividend in January that was declared in the previous October, November or December to stockholders of record on a specified date in one of these months, then the dividend will be treated for tax purposes as being paid by the Fund and received by you on December 31 of the year in which the dividend was declared. If a stockholder purchases Shares shortly before the record date of a distribution, the price of the Shares will include the value of the distribution and the stockholder will be subject to tax on the distribution even though it represents a return of its investment.

Dividend Reinvestment Plan. Under the DRIP, if a U.S. stockholder owns Shares registered in its own name, the U.S. stockholder will have all cash distributions automatically reinvested in additional Shares if the U.S. stockholder opts in to the Fund’s dividend reinvestment plan by delivering a written notice to the Administrator, as applicable, in accordance with the terms of the dividend reinvestment plan. See “Business — Dividend Reinvestment Plan.” Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. The U.S. stockholder will have an adjusted basis in the additional Shares purchased through the plan equal to the amount of the reinvested distribution. The additional Shares will have a new holding period commencing on the day following the day on which the Shares are credited to the U.S. stockholder’s account.

Dispositions. A U.S. stockholder generally will recognize gain or loss on the sale, exchange or other taxable disposition of Shares in an amount equal to the difference between the U.S. stockholder’s adjusted basis in the Shares disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. stockholder on the disposition of Shares will result in capital gain or loss to a U.S. stockholder, and will be a long-term capital gain or loss if the Shares have been held for more than one year at the time of sale. Any loss recognized by a U.S. stockholder upon the disposition of Shares held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. stockholder. A loss recognized by a U.S. stockholder on a disposition of Shares will be disallowed as a deduction if the U.S. stockholder acquires additional Shares (whether through the automatic reinvestment of dividends or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the Shares are disposed. In this case, the basis of the Shares acquired will be adjusted to reflect the disallowed loss.

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

Backup Withholding. The Fund is required in certain circumstances to backup withhold on taxable dividends or distributions paid to non-corporate U.S. stockholders who do not furnish the Fund or the dividend-paying agent with their correct taxpayer identification number (in the case of individuals, their social security number) and certain certifications, or who are otherwise subject to backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Limitation on Deduction for Certain Expenses. For any period that the Fund does not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of the Fund’s expenses. A “publicly offered regulated investment company” is a RIC whose Shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. The Fund anticipates that it will not qualify as a publicly offered RIC immediately after the Private Offering; the Fund may qualify as a publicly offered RIC for future taxable years. If the Fund is not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of the Fund’s affected expenses, including the Fund’s management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, for taxable years beginning before 2026, these expenses, referred to as miscellaneous itemized deductions, generally are not deductible by an individual. For taxable years beginning in 2026 or later, these expenses are deductible to an individual only to the extent they exceed 2% of such stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

Taxation of Non-U.S. Stockholders

The following discussion only applies to non-U.S. stockholders that are not engaged in a U.S. trade or business. Non-U.S. stockholders engaged in a U.S. trade or business should consult their own tax advisers to determine the tax consequences to such non-U.S. investors of acquiring, holding, and disposing of Shares. Whether an investment in Shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. The tax consequences to non-U.S. stockholders entitled to claim the benefits of an applicable tax treaty or that are individuals that are present in the U.S. for 183 days or more during a taxable year may be different from those described herein. Non-U.S. investors should consult their own tax advisers before investing in Shares.

Actual and Deemed Distributions; Dispositions. Distributions to non-U.S. stockholders are not generally subject to U.S. income tax. Such distributions are subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of the Fund’s current or accumulated earnings and profits unless one of the exceptions discussed below are applicable. In this respect, no withholding is required with respect to a distribution if (i) the distributions are properly reported to the Fund’s stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends (i.e., net interest income or net short-term capital gains) and (iii) certain other requirements are satisfied. In addition, no withholding is required with respect to distributions of the Fund’s net capital gains properly reported as capital gain dividends. The Fund anticipates that a significant portion of its distributions will be eligible for one of these exceptions from withholding. No certainty can be provided, however, that all of the Fund’s distributions will be eligible for such exceptions and the Fund cannot provide any certainty as to what percentage of its distributions (if any) that would not be eligible for such exceptions. Moreover, in the case of Shares held through an intermediary, the intermediary may withhold amounts even if the Fund reported all or a portion of its distribution as exempt from U.S. federal withholding tax.

If the Fund distributes net capital gains in the form of deemed rather than actual distributions, a non-U.S. stockholder will be entitled to a federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax the Fund pays on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a federal income tax return even if the non-U.S. stockholder is not otherwise required to obtain a U.S. taxpayer identification number or file a federal income tax return.

Gain from the Sale or Redemption of Shares. Gains realized by a non-U.S. stockholder upon the sale of Shares generally will not be subject to U.S. federal income or withholding tax.

Dividend Reinvestment Plan. Under the dividend reinvestment plan, if a non-U.S. stockholder owns Shares registered in its own name, the non-U.S. stockholder will have all cash distributions automatically reinvested in additional Shares if it opts in to the dividend reinvestment plan by delivering a written notice to the Adviser or the Fund’s dividend paying agent, as applicable, in accordance with the terms of the dividend reinvestment plan. If the distribution is a distribution of the Fund’s investment company taxable income, and is not reported by the Fund as a short-term capital gains dividend or interest-related dividend, the amount distributed (to the extent of the Fund’s current or accumulated earnings and profits) will be subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) as discussed above and only the net after-tax amount will be reinvested in common Shares. The non-U.S. stockholder will have an adjusted basis in the additional common Shares purchased through the plan equal to the amount reinvested. The additional Shares will have a new holding period commencing on the day following the day on which the Shares are credited to the non-U.S. stockholder’s account.

Backup Withholding. A non-U.S. stockholder who is a nonresident alien individual, and who is otherwise subject to withholding of federal income tax, will be subject to information reporting, but may not be subject to backup withholding of federal income tax on taxable dividends or distributions if the non-U.S. stockholder provides the Fund or the dividend paying agent with an IRS Form W-8BEN, IRS Form W-8BEN-E (or an acceptable substitute form). Backup withholding is not an additional tax. Any amounts withheld from payments made to a non-U.S. stockholder may be refunded or credited against such stockholder’s U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

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

Tax Consequences of Possible Spin-Off or Liquidating Share Class

The Fund may apply for exemptive relief from the SEC which, if granted, would provide an additional liquidity option to allow investors to exchange their Shares for shares of common stock in a newly formed entity (the “New BDC”) that will elect to be treated as a BDC under the 1940 Act, and that will effectuate an orderly wind down after the third anniversary of the initial closing of the Fund’s private placement, and every three years thereafter.1 Investors will also be able to retain their existing Shares and investments in the Fund and to receive distributions in the ordinary course. In order to effectuate this option, the Fund expects it would need to, among other things, transfer to the New BDC, in exchange for newly issued shares of the New BDC, a pro rata portion of its assets and liabilities corresponding to the aggregate net asset value of the Shares of the investors that have elected to invest in the New BDC (the “Transfer Assets”), and thereafter exchange the New BDC shares received for the Shares of the electing investors. Such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “New BDC Spin-Off.” Upon execution of the New BDC Spin-Off, investors owning shares of the New BDC will be released from any further obligation to purchase additional Shares but their Remaining Commitment, if any, may be called in exchange for additional shares of the New BDC. Such Remaining Commitments will not be called to fund new investments in the New BDC and investors owning shares of the New BDC will not be required to fund their respective Remaining Commitments with respect to such shares of the New BDC except to the extent necessary to cover any required post commitment period obligations.

The Fund may also apply for exemptive relief from the SEC which, if granted, would allow the Fund to offer its stockholders the option to exchange their Shares, in whole or in part, for shares of a liquidating class of common stock (each share, a “Liquidation Share” and the class, the “Liquidating Share Class”). This offer would be made after the third anniversary of the initial closing of the Fund’s private placement, and every year thereafter.2 This offer will be made with respect to each stockholder beginning on the end of each calendar year that falls on or after the third anniversary of the date of the acceptance of the Investor’s commitment, and each subsequent calendar year end thereafter (an Investor holding matured Shares per this timeline being deemed an “Eligible Stockholder”). The Liquidation Shares will therefore have a series for each year that this is offered (e.g., 2021 Series, 2022 Series, etc.). If exemptive relief for the Liquidating Share Class is granted by the SEC, the Fund intends to continue operations in perpetuity (or until the Adviser determines an alternative liquidity option is in the best interest of the stockholders). Eligible Stockholders will have the right to obtain one Liquidation Share for each Share owned as of the last day of each calendar year (each, a “Liquidating Share Exchange Date”) by providing at least 90 days’ prior written notice to the Fund. Eligible Stockholders may also have the right as part of the process for electing (or declining) to exchange Shares for Liquidation Shares (each exchange, a “Liquidating Share Exchange,”) to call, in whole or in part, any Remaining Commitments pursuant to their subscription agreement, and may do so after the Liquidating Share Exchange. Such Remaining Commitments will not be called to fund new investments in the Fund and Investors owning Shares of the Liquidating Share Class will not be required to fund their respective Remaining Commitments with respect to such Liquidation Shares except to the extent necessary to cover any required post commitment period obligations.

In the event exemptive relief for the Spin-off or Liquidating Share Class is granted by the SEC, the Fund will determine the tax consequences of such transaction to its liquidating stockholders and the Fund at that time and such tax consequences will be disclosed in a subsequent disclosure.

In the event the Fund offers stockholders the option to elect to either (i) retain their ownership of the Shares or (ii) exchange their Shares for shares of common stock in the New BDC, the Fund will determine the tax consequences of such transaction to its stockholders and the Fund at that time and such tax consequences will be disclosed in a subsequent disclosure describing such options. The tax consequences of any such transaction will depend on, among other things, the manner in which the transaction is effectuated, the Fund’s status as a RIC, and the tax laws in effect at that time of transaction.

Regulation as a Business Development Company

General

A BDC is a closed-end fund that elects to be treated as a business development company under the 1940 Act. As a BDC, the Fund has greater flexibility under the 1940 Act than other investment companies in, among other things, dealing with portfolio companies, issuing securities, and compensating advisors. If the Fund was to lose its status as a BDC, it would be subject to more onerous requirements under the 1940 Act applicable to non-BDC closed-end investment companies. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by private or public stockholders and from other sources to make long-term, private investments in businesses.

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

The 1940 Act provides that the Fund may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. The Fund does not anticipate any substantial change in the nature of its business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Fund’s directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, the Fund is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Fund is prohibited from protecting any director or officer against any liability to the Fund or its stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, the Fund is required to meet an asset coverage ratio, defined under the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”), as the ratio of the Fund’s gross assets (less all liabilities and indebtedness not represented by senior securities) to the Fund’s outstanding senior securities, of at least 150% after each issuance of senior securities. On July 5, 2018, the Board voted to approve the adoption of the reduced asset coverage ratio and separately recommended that stockholders approve the reduced asset coverage requirements at the Fund’s 2018 annual meeting of stockholders. On September 26, 2018, at the Fund’s 2018 annual meeting of stockholders, stockholders approved the reduction of the required minimum asset coverage ratio applicable to the Fund from 200% to 150%, which took effect on September 27, 2018. This reduction in the required minimum asset coverage ratio increases the amount of debt that the Fund is permitted to incur. See “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

The Fund is prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the Independent Directors and, in some cases, prior approval by the SEC. The Fund does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, the Fund generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. SEC rules permit BDCs to exceed these limits subject to certain conditions. The portion of the Fund’s portfolio invested in securities issued by investment companies ordinarily will subject the Fund’s stockholders to additional expenses. The Fund’s investment portfolio is also subject to diversification requirements by virtue of its intention to qualify as a RIC for U.S. tax purposes.

The Fund is generally not able to issue and sell its common stock at a price below net asset value per share. See “Risk Factors — Risks Related to the Fund’s Business and Structure — Regulations governing the Fund’s operation as a BDC affect the Fund’s ability to raise additional capital and the way in which it does so. As a BDC, the necessity of raising additional capital may expose the Fund to risks, including the typical risks associated with leverage.” The Fund may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below the then-current net asset value of its common stock if the Board determines that such sale is in the Fund’s best interests and the best interests of its stockholders, and its stockholders approve such sale. In addition, the Fund may issue new Shares at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, the Fund is limited in its ability to invest in any portfolio company of a fund which the Adviser manages or in which the Fund’s affiliates currently is investing, or to make any co-investments with the Adviser or such of its affiliates without an exemptive order from the SEC, subject to certain exceptions.

The Fund is subject to periodic examination by the SEC for compliance with the 1940 Act.

As a BDC, the Fund is subject to certain risks and uncertainties. See “Risk Factors — Risks Related to the Fund’s Business and Structure.”

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s gross assets. The principal categories of qualifying assets relevant to the Fund’s business are the following:

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

(iv)	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which the Fund controls.

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

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of the Fund’s gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, the Fund would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of the Fund’s then current gross assets were comprised of qualifying assets. The Fund would not be required, however, to dispose of any non-qualifying assets in such circumstances.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, the Fund’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which the Fund refers to, collectively, as temporary investments, so that 70% of the Fund’s assets are qualifying assets. While it is unlikely, the Fund may also invest in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Fund, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Fund’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Fund’s gross assets constitute repurchase agreements from a single counterparty, the Fund would generally not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, the Fund does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which the Fund enters into repurchase agreement transactions.

Senior Securities

The Fund is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Fund’s common stock if the Fund’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, the Fund must make provisions to prohibit any distribution to its stockholders or the repurchase of such securities or Shares unless the Fund meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Fund may also borrow amounts up to 5% of the value of its gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to the Fund’s Business and Structure — The Fund may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Fund.”

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

Compliance Policies and Procedures

The Fund and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Mark Manley currently serves as the Fund’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect the Fund. For example:

•

pursuant to Rule 13a-14 of the Exchange Act, the Fund’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in the Fund’s periodic reports;

•	pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose its conclusions about the effectiveness of its disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, the Fund’s management must prepare an annual report regarding its assessment of the Fund’s internal control over financial reporting; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Fund’s periodic reports must disclose whether there were significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Fund to review its current policies and procedures to determine whether the Fund complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Fund will continue to monitor its compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that it is in compliance therewith.

Proxy Voting Policies and Procedures

The Fund will generally not own publicly traded equity securities and will primarily invest in securities that do not have voting rights. To the extent that the Fund invests in securities that do have voting rights, it has delegated its proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures will be reviewed periodically by the Adviser and the Fund’s non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner, free of conflicts of interest and in the best interests of its clients.

The Adviser’s policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

The Adviser will vote proxies relating to the Fund’s portfolio securities in what the Adviser perceives to be the best interest of the Fund’s stockholders. It will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by the Fund’s clients. Although it will generally vote against proposals that may have a negative impact on the Fund’s portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

The Fund’s proxy-voting decisions will be made by the senior officers who are responsible for monitoring the Fund’s investments. To ensure that the Fund’s vote is not the product of a conflict of interest, the Adviser will require that: (1) anyone involved in the decision-making process disclose to management any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how the Fund intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Fund voted proxies by making a written request for proxy voting information to: AllianceBernstein L.P., Proxy Voting & Investment Governance Team, 1345 Avenue of the Americas, New York, NY 10105.

Privacy Principles

Protecting the privacy and confidentiality of investors’ personal information is a priority. The following sets forth details of the Fund’s approach to ensuring the confidentiality of investors’ information.

•	The Fund will never sell investor lists or information about investors to anyone.

•

In the normal course of business, the Fund collects information about investors from the following sources: (1) account documentation, including applications or other forms (which may include information such as the investor’s name, address, social security number, assets, and income) and (2) information about investors’ transactions with the Fund (such as account balances and account activity).

•

The Fund has strict policies and procedures to safeguard personal information about investors (or former clients) which include (1) restricting access and (2) maintaining physical, electronic, and procedural safeguards that comply with federal standards for protecting such information.

•

To be able to serve investors and to provide financial products efficiently and accurately, it is sometimes necessary to share information with companies that perform administrative services for the Fund or on the Fund’s behalf. These companies are required to use this information only for the services for which the Fund hired them, and are not permitted to use or share this information for any other purpose.

Reporting Obligations

The Fund will furnish its stockholders with annual reports containing audited consolidated financial statements, quarterly reports and such other periodic reports as the Fund determines to be appropriate or as may be required by law. The Fund is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Stockholders and the public may also read and copy any materials the Fund files with the SEC at www.sec.gov.

Item 1A.	Risk Factors

An investment in the Fund’s securities involves certain risks relating to its structure and investment objective. The risks set forth below are not the only risks the Fund faces, and the Fund may face other risks that it has not yet identified, which it does not currently deem material or which are not yet predictable. If any of the following risks occur, the Fund’s business, financial condition and results of operations could be materially adversely affected. In such case, the Fund’s net asset value and the price of its common stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

The following is a summary of the principal risk factors associated with an investment in the Fund:

Risks Related to the Fund’s Business and Structure

•	The Fund has limited operating history, and the Adviser has no prior experience managing a BDC or a RIC.

•	There will be uncertainty as to the value of the Fund’s portfolio investments.

•	The Fund’s financial condition will depend on its ability to effectively manage and deploy capital.

•	The Fund may face increasing competition for investment opportunities.

•

The Adviser has incentives to favor its other accounts and clients over the Fund, and the Fund’s success depends on the ability of the Adviser to attract and retain qualified personnel in a competitive environment.

•	The inability of the Adviser to maintain or develop referral relationships could adversely affect the Fund.

•	Misconduct by employees of the Adviser or by third-party service providers could cause significant losses.

•	There are significant potential conflicts of interest which could impact the Fund’s investment returns.

•	The recommendations given to the Fund by the Adviser may differ from those rendered to its other clients.

•	Access to confidential information may restrict the Fund’s ability to act with respect to some investments.

•	The Fund’s ability to enter into transactions with its affiliates is restricted.

•	The compensation the Fund will pay to the Adviser was not determined on an arm’s-length basis.

•	Even if the value of your investment declines, certain fees will still be payable to the Adviser by the Fund.

•	The Fund’s incentive fee may induce the Adviser to pursue speculative investments and to use leverage.

•	The Small Business Credit Availability Act allows the Fund to incur additional leverage.

•	Increased leverage may magnify the Fund’s exposure to risks associated with changes in interest rates.

•	An increase in interest rates will likely have the effect of making it easier for the Adviser to receive fees, without necessarily resulting in an increase in the Fund’s net earnings.

•	The Adviser and the Administrator have the right to resign on 60 days’ notice.

•	The Adviser’s liability is limited under the Advisory Agreement and the Fund has agreed to indemnify the Adviser against certain liabilities.

•	The Adviser may not be able to achieve similar returns as those previously achieved by Mr. Humphries.

•	Investors may default on Capital Calls.

•	Any failure on the Fund’s part to maintain its status as a BDC would reduce its operating flexibility.

•	Regulations governing the Fund’s operation as a BDC affect its ability to raise additional capital.

•	The Fund may borrow money, which would magnify the potential for gain or loss on amounts invested.

•	To the extent that the Fund borrows money, the risk of investing in the Fund may increase.

•	The Fund is subject to risks associated with the current interest rate environment.

•	Non-controlling investments may involve risks specific to third-party management of those investments.

•	The Fund may experience fluctuations in its quarterly and annual results.

•	The Fund is a non-diversified investment company within the meaning of the 1940 Act.

•	The Board is authorized to reclassify any unissued Shares into one or more classes of preferred stock.

•	The Board may change the Fund’s investment objective without prior notice or stockholder approval.

•	The Fund will be subject to corporate-level U.S. federal income tax if it is unable to qualify as a RIC.

•	Risks may arise in connection with the rules under ERISA related to investment by ERISA Plans.

•	The Fund may have difficulty paying its required distributions, and it may not pay any distributions at all.

•	The Fund may in the future choose to pay dividends in its own stock.

•

For periods in which the Fund does not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as if they received a distribution of some of its expenses.

•	The Fund is subject to risks in using custodians, administrators and other agents.

•	The Fund expends financial resources to comply with the Exchange Act and the Sarbanes-Oxley Act.

•	The Fund does not yet have comprehensive documentation of, and has not yet tested, its internal controls.

•	Stockholders may be subject to requirements and rules under the Exchange Act as a result of an investment in the Fund, and investors in the Private Offering will be subject to transfer restrictions.

•	There may be state licensing requirements for the Fund.

•	Changes in laws or regulations governing the Fund’s operations may adversely affect its business.

•	The impact of recently enacted federal tax legislation on the Fund is uncertain.

•	Future legislation or rules could modify how the Fund treats derivatives and other financial arrangements.

•	A disruption in the capital markets and the credit markets could impair the Fund’s ability to borrow money.

•	Price declines and illiquidity in the corporate debt markets may reduce the Fund’s net asset value.

•	Significant developments stemming from the Brexit could have a material adverse effect on the Fund.

•	Terrorist attacks, natural disasters or outbreaks of contagious diseases may harm the Fund’s business.

•	A failure in the Fund’s cyber security systems could impair its ability to conduct business effectively.

Risks Related to the Fund’s Investments

•	The Fund’s investments are risky and speculative, and its investment activities subject it to litigation risks.

•	There is a lack of information about the privately held companies in which the Fund invests.

•	The Adviser may face conflicts of interest caused by compensation arrangements with the Fund and its affiliates, and in connection with the management of the Fund’s business affairs.

•	The Adviser may raise money for or manage other entities that target similar investments to the Fund.

•	The time and resources that individuals associated with the Adviser devote to the Fund may be diverted.

•	Certain investment decisions by the Adviser may be required to be undertaken on an expedited basis.

•	A redemption of convertible securities held by the Fund could have an adverse effect on its investments.

•	The Fund’s portfolio companies may incur debt that ranks equally with, or senior to, its investments.

•	The Fund may not be able to obtain debt financing or equity capital on acceptable terms.

•	The Fund may invest in mezzanine securities.

•	The Fund may invest in debt securities and instruments that are rated below investment grade.

•	The Fund’s investments may be exposed to the credit risk of the counterparties with which the Fund deals.

•	The Fund’s investments may be affected by laws relating to fraudulent conveyance or voidable preferences.

•	The Fund’s debt investments could be subordinated to claims of other creditors.

•	The Fund may make second priority liens on collateral securing loans.

•	Economic downturns could impair the Fund’s portfolio companies and harm its operating results.

•	Uncertainty relating to the LIBOR calculation process may adversely affect the Fund’s portfolio.

•	The lack of liquidity in the Fund’s investments may adversely affect its business.

•	The net asset value of the Fund’s common stock may fluctuate significantly.

•	The right to make Capital Calls of stockholders may be pledged by the Fund as collateral.

•	The Fund has not yet identified all of the companies it will invest in with the Private Offering proceeds.

•	The Fund’s failure to make follow-on investments could impair the value of its portfolio.

•	The Fund’s portfolio will lack diversification among portfolio companies and industries.

•	The Fund securitizes certain of its investments, which may subject it to certain structured financing risks.

•	As a non-controlling investor, the Fund may not be able to exercise control over its portfolio companies.

•	Changes to United States tariff and import/export regulations may have a negative effect on the Fund.

•	Defaults by the Fund’s portfolio companies will harm its operating results.

•	Unrealized losses the Fund experiences on its loan portfolio may be an indication of future realized losses.

•	The Fund may pay distributions from offering proceeds, borrowings or the sale of assets.

•	Prepayments of the Fund’s debt investments could adversely impact results of operations.

•	Changes in interest rates may affect the Fund’s cost of capital and net investment income.

•	The Fund’s investments in leveraged portfolio companies may be risky.

•	The Fund may not realize gains from its equity investments.

•	The Fund may expose itself to risks if it engages in hedging transactions.

Risks Related to the Fund’s Business and Structure

Limited operating history as a BDC.

The Fund commenced investment operations on November 15, 2017. As a result, the Fund is subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that the Fund will not achieve its investment objective and that the value of your investment could decline substantially. As a BDC, the Fund will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, the Adviser may pursue investment opportunities in which it has more limited experience. The Fund may also be unable to replicate the historical performance of the members of the Adviser’s Investment Committee in prior investment funds. In addition, the Fund may be unable to generate sufficient revenue from its operations to make or sustain distributions to its stockholders.

The Adviser has no prior experience managing a BDC or a RIC.

Although AB has experience managing RICs, the Adviser has no experience managing a BDC or a RIC other than the Fund. Therefore, the Adviser may not be able to successfully operate the Fund’s business or achieve the Fund’s investment objective. As a result, an investment in Shares may entail more risk than shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent the Fund from qualifying as a BDC or RIC or could force the Fund to pay unexpected taxes and penalties, which could be material. The Adviser’s lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Fund’s investment objective.

The Fund’s investment portfolio will be recorded at fair value, with the Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there will be uncertainty as to the value of the Fund’s portfolio investments.

Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the Fund with its Board having final responsibility for overseeing, reviewing and approving, in good faith, the Fund’s estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which the Fund will invest. As a result, the Fund will value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and the Fund’s audit committee and with the oversight, review and approval of the Board.

The determination of fair value and consequently, the amount of unrealized gains and losses in the Fund’s portfolio, are to a certain degree, subjective and dependent on a valuation process approved by the Board. Certain factors that may be considered in determining the fair value of the Fund’s investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The Fund’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, the Fund’s fair value determinations may cause the Fund’s net asset value on a given date to materially understate or overstate the value that the Fund may ultimately realize on one or more of its investments. As a result, investors purchasing the Fund’s common stock based on an overstated net asset value would pay a higher price than the value of the Fund’s investments might warrant. Conversely, investors selling Shares during a period in which the net asset value understates the value of the Fund’s investments will receive a lower price for their Shares than the value of the Fund’s investments might warrant.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Fund uses the pricing indicated by the external event to corroborate its valuation. The Fund records decreases in the market values or fair values of its investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in the Fund’s portfolio. The effect of all these factors on the Fund’s portfolio may reduce the Fund’s net asset value by increasing unrealized depreciation in the Fund’s portfolio. Depending on market conditions, the Fund could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

The Fund’s financial condition and results of operations will depend on its ability to effectively manage and deploy capital.

The Fund’s ability to achieve its investment objective will depend on its ability to effectively manage and deploy capital, which will depend, in turn, on the Adviser’s ability to identify, evaluate and monitor, and the Fund’s ability to finance and invest in, companies that meet the Fund’s investment criteria.

Accomplishing the Fund’s investment objective on a cost-effective basis will largely be a function of the Adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and the Fund’s access to investments offering acceptable terms. In addition to monitoring the performance of the Fund’s existing investments, the Adviser’s investment team may also be called upon, from time to time, to provide managerial assistance to some of the Fund’s portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if the Fund is able to grow and build upon its investment portfolio, any failure to manage its growth effectively could have a material adverse effect on its business, financial condition, results of operations and prospects. The results of the Fund’s operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if the Fund cannot successfully operate its business or implement its investment policies and strategies as described herein, it could negatively impact the Fund’s ability to pay dividends.

The Fund may face increasing competition for investment opportunities.

The Fund competes for investments with providers of capital with similar investment strategies including other BDCs, private equity funds, finance companies, and banks. Many of the Fund’s competitors are larger and have greater financial, technical and marketing resources than the Fund. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to the Fund. In addition, some of the Fund’s competitors may have higher risk tolerances or different risk assessments than the Fund will have. These characteristics could allow the Fund’s competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than the Fund will be able to offer. The Fund may lose investment opportunities if it does not match its competitors’ pricing, terms and structure. If the Fund is forced to match its competitors’ pricing, terms and structure, it may not be able to achieve acceptable returns on its investments or may bear substantial risk of capital loss. A significant part of the Fund’s competitive advantage stems from the fact that the market for investments in middle market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of the Fund’s competitors in this target market could force the Fund to accept less attractive investment terms. Furthermore, many of the Fund’s competitors will have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act will impose on the Fund as a BDC.

The Adviser has incentives to favor its other accounts and clients over the Fund, which are conflicts of interest that could be harmful to the Fund.

Because the Adviser and its affiliates manage assets for other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans and certain high net worth individuals), certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive fees from certain accounts that are higher than the fees received by the Adviser from the Fund, or receive a performance-based fee on certain accounts. The Adviser and its affiliates may also have expense arrangements with certain accounts that are more favorable to the Adviser than the expense arrangements in place with the Fund. In those instances, the Adviser and its affiliates have incentives to favor the other accounts over the Fund. The Adviser and its affiliates seek to address conflicts of interest through their policies and procedures, including through the Adviser’s allocation policy. Under the Adviser’s allocation policy, the Adviser seeks to allocate investment opportunities to eligible accounts on a basis that is fair and equitable over time. However, no assurance can be given that the allocation decisions will ultimately result in the most favorable investments, allocations or returns for the Fund. The Board also monitors how the Adviser and its affiliates address these and other conflicts.

The Fund’s business model depends to a significant extent upon strong referral relationships. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect the Fund’s business.

The Fund depends upon the Adviser to maintain its relationships with companies, private equity sponsors, co-investors, intermediaries and other financial institutions, and the Fund expects to rely to a significant extent upon these relationships to provide the Fund with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, the Fund will not be able to grow the Fund’s investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide the Fund with investment opportunities, and the Fund can offer no assurance that these relationships will generate investment opportunities for the Fund in the future.

The Fund will be dependent upon the Adviser’s key personnel for the Fund’s future success.

The Fund depends on the diligence, skill and investment acumen of J. Brent Humphries, the Fund’s President and the Chairman of the Board, along with the other investment professionals at the Adviser. Mr. Humphries also serves as the President of the Adviser, and is Chairman of its Investment Committee. Mr. Humphries, together with the other members of the Adviser’s senior management, will evaluate, negotiate, structure, close and monitor the Fund’s investments. The Fund’s future success will depend on the continued

service of Mr. Humphries and the other members of the Adviser’s senior management. The Fund cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with the Fund. The loss of Mr. Humphries or any of the other members of the Adviser’s senior management could have a material adverse effect on the Fund’s ability to achieve its investment objective as well as on its financial condition and results of operations. In addition, the Fund can offer no assurance that the Adviser will continue indefinitely as the Adviser. The members of the Adviser’s senior management are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by the Fund, and may have conflicts of interest in allocating their time. The Fund expects that Mr. Humphries will dedicate his time to the activities of the Fund as deemed necessary or appropriate but is, and may be, engaged in other business activities which could divert his time and attention.

The Fund’s success will depend on the ability of the Adviser to attract and retain qualified personnel in a competitive environment.

The Fund’s growth will require that the Adviser retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it will compete for experienced personnel will have greater resources than it will have.

Misconduct by employees of the Adviser or by third-party service providers could cause significant losses to the Fund.

Misconduct by employees of the Adviser or by third-party service providers could cause significant losses to the Fund. Employee misconduct may include binding the Fund to transactions that exceed authorized limits or present unacceptable risks and unauthorized investment activities or concealing unsuccessful investment activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Fund’s business prospects or future marketing activities. No assurances can be given that the due diligence performed by the Adviser will identify or prevent any such misconduct.

There are significant potential conflicts of interest which could impact the Fund’s investment returns.

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

Mr. Humphries, the Fund’s President and Chairman of the Board, currently serves as the President of the Adviser, which is responsible for all investment decisions for the Fund. In addition, the Fund’s executive officers and directors, including the Fund’s Chief Financial Officer and Chief Compliance Officer, as well as the current and future members of the Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as the Fund does. Accordingly, they may have obligations to the Fund’s stockholders in those entities, the fulfillment of which obligations may not be in the best interests of the Fund or its stockholders.

In the course of the Fund’s investing activities, the Fund will pay management fees and incentive fees to the Adviser and reimburse the Administrator and/or the Adviser for certain expenses it incurs. As a result, investors will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Adviser will have interests that differ from those of the Fund’s stockholders, giving rise to a conflict.

The Fund has entered into a royalty-free license agreement with the Adviser pursuant to which the Adviser has granted the Fund a non-exclusive royalty-free license to use the name “AB Private Credit Investors Corporation.” Under the license agreement, the Fund has the right to use the “AB Private Credit Investors Corporation” name for so long as the Adviser or one of its affiliates remains the Fund’s investment adviser.

In addition, the Fund pays the Administrator the expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees and expenses associated with performing compliance functions. These arrangements will create conflicts of interest that the Board must monitor.

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

The decisions made with respect to the Fund by the Adviser may differ from decisions made by the Adviser with respect to its other clients.

The Adviser and its affiliates may make decisions with respect to other clients and/or allocate securities to other clients that differ from the decisions and/or allocations made with respect to the Fund even though such other clients’ investment objectives may be similar to ours.

The Fund’s access to confidential information may restrict its ability to take action with respect to some investments, which, in turn, may negatively affect its results of operations.

The Fund, directly or through the Adviser, may obtain confidential information about the companies in which it has invested or may invest. If the Fund possesses confidential information about such companies, there may be restrictions on its ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. The impact of these restrictions on the Fund’s ability to take action with respect to its investments could have an adverse effect on its results of operations.

The Fund’s ability to enter into transactions with its affiliates is restricted.

The Fund is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of the Fund’s independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Fund’s outstanding voting securities is the Fund’s affiliate for purposes of the 1940 Act, and the Fund generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Fund’s independent directors.

The 1940 Act also prohibits certain “joint” transactions with certain of the Fund’s affiliates, which could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is deemed to be “joint”), without prior approval of the Fund’s independent directors and, in some cases, the SEC. If a person acquires more than 25% of the Fund’s voting securities, the Fund is prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Fund’s ability to transact business with its officers or directors or their affiliates.

The Fund also generally will be unable to co-invest in any issuer in which the Adviser and its affiliates or a fund managed by the Adviser or its affiliates is investing. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment advisor. As a result of these restrictions, the Fund may be prohibited from buying or selling any security (other than any security of which the Fund is an issuer) from or to, as well as co-investing with, any fund managed by the Fund’s affiliates without the prior approval of the SEC. The decision by the Adviser to allocate an opportunity to another entity could cause the Fund to forgo an investment opportunity that the Fund otherwise would have made. These restrictions may limit the scope of investment opportunities that would otherwise be available to the Fund.

On August 6, 2018, the SEC granted the Fund relief sought in a new exemptive application that expands the co-investment exemptive relief previously granted to the Fund in October 2016 to allow the Fund to co-invest in portfolio companies with certain of its affiliates that are managed by the Adviser (“Affiliated Funds”) in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Fund is permitted to co-invest with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and its investors and do not involve overreaching in respect of the Fund or its investors on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s investors and is consistent with the Fund’s investment objective and strategies. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the Order.

The Fund may, however, invest alongside other clients of the Adviser and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the Order, or SEC staff interpretations and guidance. For example, the Fund may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting the Fund and such other funds to co-invest in privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Fund’s behalf and on behalf of other clients, negotiates no term other than price. The Fund may also co-invest with the Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations or the Adviser’s allocation policy.

In situations where co-investment with other clients of the Adviser or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser will need to decide which client or clients will proceed with the investment. Under the Adviser’s allocation policy, such determinations will be made based on the principle that investment opportunities shall be allocated to eligible clients on a basis that will be fair and equitable over time. As a result, the Fund will not have an entitlement to make a co-investment in these circumstances, and to the extent that another client elects to proceed with the investment, the Fund will not be permitted to participate. Moreover, except in certain circumstances, the Fund will be unable to invest in any issuer in which a client of the Adviser or its affiliate holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to the Fund, and there can be no assurance that investment opportunities will be allocated to the Fund fairly or equitably in the short term or over time.

The compensation the Fund will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to the Fund than if such terms had been the subject of arm’s-length negotiations.

The compensation the Fund will pay to the Adviser was not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to the Fund than they might have been had the respective agreements been entered into through arm’s-length transactions with an unaffiliated third party. In addition, the Fund may choose not to enforce, or to enforce less vigorously, its respective rights and remedies under the Advisory Agreement because of its desire to maintain its ongoing relationship with the Adviser and its respective affiliates. Any such decision, however, could cause the Fund to breach its fiduciary obligations to its stockholders.

Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser.

Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser. The base management fee is calculated as a percentage of the value of the Fund’s gross assets at a specific time, which would include any borrowings for investment purposes, and may give the Adviser an incentive to use leverage to make additional investments. In addition, the base management fee is payable regardless of whether the value of the Fund’s gross assets or your investment have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of the Fund’s common stock, including investors in its common stock. Given the subjective nature of the investment decisions that the Adviser will make on the Fund’s behalf, the Fund may not be able to monitor this potential conflict of interest.

The income-based incentive fee is calculated as a percentage of PIFNII. Since PIFNII does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, it is possible that the Fund may pay an incentive fee in a quarter in which it incurs a loss. For example, if the Fund receives PIFNII in excess of the quarterly minimum hurdle rate, the Fund will pay the applicable income-based incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rates are calculated based on the Fund’s net assets, decreases in its net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rates are reached in that quarter and, as a result, that an incentive fee is paid for that quarter. The Fund’s net investment income used to calculate this component of the incentive fee is also included in the amount of its gross assets used to calculate the base management fee.

Also, the capital gains component of the incentive fee is calculated annually based upon the Fund’s realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, the Fund may owe the Adviser an incentive fee during one year as a result of realized capital gains on certain investments, and then incur significant realized capital losses and unrealized capital depreciation on the remaining investments in the Fund’s portfolio during subsequent years. Incentive fees earned in prior years cannot be clawed back even if the Fund later incurs losses.

The Fund’s incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so.

The incentive fee payable by the Fund to the Adviser may create an incentive for the Adviser to pursue investments on the Fund’s behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The income-based incentive fee payable to the Adviser will be calculated based on a percentage of the Fund’s return on invested capital. This may encourage the Adviser to use leverage to increase the return on the Fund’s investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Fund’s common stock. In addition, the Adviser will receive the incentive fee based, in part, upon net capital gains realized on the Fund’s investments. As a result, in certain situations the Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in the Fund’s investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that its asset coverage equals (1) its actual asset coverage as of December 31, 2020 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2020.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of December 31, 2020(1)	(31.7)%	(18.3)%	(5.0)%	8.3%	21.7%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(36.0)%	(21.0)%	(6.0)%	9.0%	24.0%

(1)	Assumes $593.0 million in total portfolio assets, $370.7 million in debt outstanding, $222.4 million in net assets, and an average cost of funds of 3.0%. Actual interest payments may be different.
(2)	Assumes $593.0 million in total portfolio assets, $395.4 million in debt outstanding, $197.7 million in net assets, and an average cost of funds of 3.0%. Actual interest payments may be different.

Increased leverage may magnify the Fund’s exposure to risks associated with changes in interest rates.

If the Fund incurs additional leverage, general interest rate fluctuations may have a more significant negative impact on its investments and investment opportunities than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on the Fund’s investment objectives and rate of return on investment capital. Because the Fund may borrow money to make investments in the form of debt securities, preferred stock or other securities, the Fund’s net investment income is dependent upon the difference between the rate at which income from investments exceeds the rate at which the Fund pays interest or dividends on such liabilities.

The Fund principally invests in floating-rate assets and incurs its indebtedness on a floating-rate basis as well. The Fund plans to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which it invests. Because the base rate of the Fund’s assets and indebtedness are expected to generally be the same and will therefore fluctuate on largely the same basis, the primary risk that the Fund faces from interest rate fluctuations is a situation where the difference in the rate on investment income versus the base rate, which the Fund refers to as the “spread,” falls and there is not a similar reduction in the spread on the Fund’s indebtedness or losses exceed anticipated levels. In that situation, the investment income, net of losses, less the cost of the Fund’s indebtedness would be reduced. This reduction could create a material adverse effect on the Fund’s investment objectives if the spread compression was significant and persistent over long periods.

The Fund expects that a majority of its investments in debt will continue to be at floating rates. However, as the Fund makes investments in debt at floating rates, a significant increase in market interest rates could also result in an increase in its non-performing assets and a decrease in the value of its portfolio because the portfolio companies paying interest at such increasing floating rates may be unable to meet higher payment obligations. In periods of rising interest rates, the Fund’s cost of funds would increase, which, if not matched with the rising interest rates of its performing floating-rate assets, could result in a decrease in its net investment income. Incurring additional leverage will magnify the impact of an increase to the Fund’s cost of funds. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for the Fund’s capital that the decrease in interest rates may produce. To the extent the Fund’s additional borrowings are in fixed-rate instruments, the Fund may be required to invest in higher-yield securities in order to cover its interest expense and maintain its current level of return to stockholders, which may increase the risk of an investment in its Shares.

A general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees, without necessarily resulting in an increase in the Fund’s net earnings.

Given the structure of the Fund’s Advisory Agreement with the Adviser, any general increase in interest rates will likely have the effect of making it easier for the Adviser to meet the quarterly hurdle rates for payment of income-based incentive fees under the Advisory Agreement without any additional increase in relative performance on the part of the Adviser. In addition, in view of the catch-up provisions applicable to income-based incentive fees under the Advisory Agreement, the Adviser could potentially receive a significant portion of the increase in the Fund’s investment income attributable to such a general increase in interest rates. If that were to occur, the Fund’s increase in net earnings, if any, would likely be significantly smaller than the relative increase in the Adviser’s income-based incentive fee resulting from such a general increase in interest rates.

The Adviser and the Administrator have the right to resign on 60 days’ notice, and the Fund may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in the Fund’s operations that could adversely affect its financial condition, business and results of operations.

The Adviser has the right, under the Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether the Fund has found a replacement. Similarly, the Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, regardless of whether the Fund has found a replacement. If the Adviser or the Administrator were to resign, the Fund may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If the Fund is unable to do so quickly, its operations are likely to experience a disruption and its financial condition, business and results of operations, as well as its ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of the Fund’s internal management and investment or administrative activities, as applicable, are likely to suffer if the Fund is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser, the Administrator and their respective affiliates. Even if the Fund is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with its investment objective may result in additional costs and time delays that may adversely affect the Fund’s financial condition, business, results of operations and cash flows.

The Adviser’s liability is limited under the Advisory Agreement and the Fund has agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on the Fund’s behalf than it would when acting for its own account.

Under the Advisory Agreement, the Adviser has not assumed any responsibility to the Fund other than to render the services called for under that agreement. It is not responsible for any action of the Board in following or declining to follow the Adviser’s advice or recommendations. Under the Advisory Agreement, the Adviser and its professionals and any person controlling or controlled by the Adviser are not liable to the Fund, any subsidiary of the Fund, the Fund’s directors, the Fund’s stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to the Fund under the Advisory Agreement. In addition, as part of the Advisory Agreement, the Fund has agreed to indemnify the Adviser and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Fund’s business and operations or any action taken or omitted on the Fund’s behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement.

The Adviser may not be able to achieve the same or similar returns as those achieved by Mr. Humphries and the other members of the Adviser’s core investment team while they were employed at prior positions.

Although in the past Mr. Humphries and the other members of the Adviser’s core investment team have held senior positions at a number of investment firms, their achievements are not necessarily indicative of future results that will be achieved by the Adviser. The Fund cannot assure you that it will be able to achieve the results realized by prior vehicles managed by Mr. Humphries and the other members of the Adviser’s core investment team.

Investors may default on Capital Calls.

Capital Calls will be issued by the Fund from time to time at the discretion of the Adviser based upon the Adviser’s assessment of the needs and opportunities of the Fund. To satisfy such Capital Calls, investors are required to maintain their Capital Commitments in cash or other assets that can be readily converted to cash, within accounts under the control of AB or its affiliates. If such cash or other assets were not in such accounts and an investor fails to pay when due installments of its Capital Commitment to the Fund, and the Capital Commitments made by non-defaulting investors and borrowings by the Fund are inadequate to cover the defaulted Capital Commitment, the Fund may be unable to pay its obligations when due. As a result, the Fund may be subjected to significant penalties that could materially adversely affect the returns of the investor (including non-defaulting investors).

Any failure on the Fund’s part to maintain its status as a BDC would reduce its operating flexibility.

The Fund has elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against the Fund and/or expose the Fund to claims of private litigants. In addition, upon approval of a majority of the Fund’s stockholders, the Fund may elect to withdraw its status as a BDC. If the Fund decides to withdraw its election, or if the Fund otherwise fails to qualify, or maintain its qualification, as a BDC, the Fund will be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease the Fund’s operating flexibility, and could significantly increase its costs of doing business.

Regulations governing the Fund’s operation as a BDC affect its ability to raise additional capital and the way in which it does so. As a BDC, the necessity of raising additional capital may expose the Fund to risks, including the typical risks associated with leverage.

The Fund may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, referred to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, the Fund will be permitted, as a BDC, to issue senior securities in amounts such that its asset coverage ratio (as defined in the 1940 Act), equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of the Fund’s assets declines, it may be unable to satisfy this test. If that happens, the Fund may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. Also, any amounts that the Fund uses to service its indebtedness would not be available for distributions to its common stockholders. Furthermore, as a result of issuing senior securities, the Fund would also be exposed to typical risks associated with leverage, including an increased risk of loss. If the Fund issues preferred stock, the preferred stock would rank “senior” to common stock in the Fund’s capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of the Fund’s common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of the Fund’s common stock or otherwise be in your best interest.

The Fund will not generally be able to issue and sell its common stock at a price below net asset value per share. The Fund may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below the then-current net asset value per share of its common stock if the Board determines that such sale is in the best interests of the Fund’s stockholders, and the Fund’s stockholders approve such sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, its common stock, then the percentage ownership of its stockholders at that time will decrease, and you may experience dilution.

The Fund may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Fund.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Fund’s securities. The Fund may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on the Fund’s assets that are superior to the claims of the Fund’s common stockholders, and the Fund would expect such lenders to seek recovery against its assets in the event of a default. If the value of the Fund’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Fund not leveraged. Similarly, any decrease in the Fund’s income would cause net income to decline more sharply than it would have had the Fund not borrowed. Such a decline could also negatively affect the Fund’s ability to make dividend payments on its common stock. Leverage is generally considered a speculative investment technique. The Fund’s ability to service any debt that it incurs will depend largely on its financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, the Fund’s common stockholders will bear the burden of any increase in its expenses as a result of leverage.

Under the provisions of the 1940 Act, the Fund will generally be permitted, as a BDC, to issue senior securities in amounts such that its asset coverage ratio (as defined under the 1940 Act), equals at least 150% of its gross assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If this ratio declines below 150%, the Fund may not be able to incur additional debt and could be required by law to sell a portion of its investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on its operations, and it may not be able to make distributions. The amount of leverage that the Fund employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The Fund cannot assure you that it will be able to obtain credit at all or on terms acceptable to the Fund.

In addition, any debt facility into which the Fund may enter would likely impose financial and operating covenants that restrict its business activities, including limitations that could hinder its ability to finance additional loans and investments or to make the distributions required to maintain its qualification as a RIC.

To the extent that the Fund borrows money, the potential for gain or loss on amounts invested in the Fund will be magnified and may increase the risk of investing in the Fund. Borrowed money may also adversely affect the return on the Fund’s assets, reduce cash available to service the Fund’s debt or for distribution to the Fund’s stockholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since the Fund uses leverage to partially finance its investments, through borrowing from banks and other lenders, you will experience increased risks of investing in the Fund’s securities. If the value of the Fund’s assets decreases, leveraging will cause its net asset value to decline more sharply than it otherwise would if it had not borrowed and employed leverage. Similarly, any decrease in the Fund’s income would cause its net income to decline more sharply than it would have if it had not borrowed and employed leverage. Such a decline could negatively affect the Fund’s ability to service its debt or make distributions to its stockholders. In addition, the Fund’s stockholders will bear the burden of any increase in its expenses as a result of its use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

The amount of leverage that the Fund employs depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that additional leveraged financing will be available to the Fund on favorable terms or at all. However, to the extent that the Fund uses leverage to finance its assets, its financing costs will reduce cash available for servicing its debt or distributions to stockholders. Moreover, the Fund may not be able to meet its financing obligations and, to the extent that it cannot, it risks the loss of some or all of its assets to liquidation or sale to satisfy the obligations. In such an event, the Fund may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, the Fund is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred stock that it may issue in the future, of at least 150%. If this ratio declines below 150%, the Fund cannot incur additional debt and could be required to sell a portion of its investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on the Fund’s operations, and the Fund may not be able to service its debt or make distributions.

The Fund is subject to risks associated with the current interest rate environment and to the extent the Fund uses debt to finance its investments, changes in interest rates will affect its cost of capital and net investment income.

To the extent the Fund borrows money or issues debt securities or preferred stock to make investments, the Fund’s net investment income will depend, in part, upon the difference between the rate at which it borrows funds or pays interest or dividends on such debt securities or preferred stock and the rate at which it invests these funds. In addition, many of the Fund’s debt investments and borrowings have floating rate interest rates that reset on a periodic basis, and many of its investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on the Fund’s net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, the Fund’s cost of funds will increase because the interest rates on the majority of amounts it has borrowed are floating, which could reduce its net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. The Fund may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit the Fund’s ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the Fund’s business, financial condition and results of operations.

Investments in which the Fund has a non-controlling interest may involve risks specific to third-party management of those investments.

The Fund may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third-party managers may include former personnel of the Adviser or associated persons. As co-investors, the Fund may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although the Fund may not have full control over these investments and therefore, may have a limited ability to protect its position therein, the Fund expects that it will negotiate appropriate rights to protect its interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the Fund’s investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for the Fund. In addition, the Fund may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.

The Fund may experience fluctuations in its quarterly and annual results.

The Fund may experience fluctuations in its quarterly and annual operating results due to a number of factors, including its ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities it acquires, the level of portfolio dividend and fee income, the level of its expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which it encounters competition in its markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The Fund is a non-diversified investment company within the meaning of the 1940 Act, and therefore it is not limited with respect to the proportion of its assets that may be invested in securities of a single issuer.

The Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of its assets that the Fund may invest in securities of a single issuer. To the extent that the Fund holds large positions in the securities of a small number of issuers, or within a particular industry, the Fund’s net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. The Fund may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

The Board is authorized to reclassify any unissued Shares into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the Maryland General Corporation Law (the “MGCL”) and the Fund’s charter, the Board is authorized to classify and reclassify any authorized but unissued Shares into one or more classes of stock, including preferred stock. Prior to the issuance of Shares of each class or series, the Board is required by Maryland law and the Fund’s charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of the Fund’s common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by the Fund’s existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The Fund currently has no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into Shares might also reduce the net income per share and net asset value per share of the Fund’s common stock upon conversion, provided, that the Fund will only be permitted to issue such convertible preferred stock to the extent the Fund complies with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in the Fund’s common stock.

The Board may change the Fund’s investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

The Board will have the authority to modify or waive the Fund’s investment objective, current operating policies, investment criteria and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, the Fund may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. The Fund cannot predict the effect any changes to its current operating policies, investment criteria and strategies would have on its business, net asset value, operating results and value of its stock. However, the effects might be adverse, which could negatively impact the Fund’s ability to pay you dividends and cause you to lose all or part of your investment.

The Fund will be subject to corporate-level U.S. federal income tax if it is unable to qualify as a RIC.

Although the Fund has elected to be treated as a RIC, no assurance can be given that it will be able to maintain its qualification as a RIC. To maintain qualification as a RIC, the Fund must meet the following source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if the Fund obtains at least 90% of its gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if the Fund meets certain asset diversification requirements at the end of each quarter of its taxable year. Failure to meet those requirements may result in the Fund having to dispose of certain investments quickly in order to prevent the loss of its qualification as a RIC. Because most of the Fund’s investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. The Fund may have difficulty satisfying the diversification requirement during its ramp-up phase until it has a portfolio of investments. The Fund may also have difficulty satisfying the diversification requirements if it determines to wind up and liquidate its assets. The Fund may be prevented from making follow-on investments in its portfolio companies in order to satisfy the diversification requirements.

The annual distribution requirement will be satisfied if the Fund distributes to the Fund’s stockholders on an annual basis at least 90% of the Fund’s net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Fund may use debt financing, the Fund is subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Fund from making distributions necessary to satisfy the distribution requirement. If the Fund is unable to obtain cash from other sources, the Fund could fail to qualify as a RIC. If the Fund fails to qualify as a RIC for any reason and therefore becomes subject to corporate income tax, the resulting corporate taxes could substantially reduce the Fund’s net assets, the amount of income available for distribution and the amount of the Fund’s distributions.

There are risks that may arise in connection with the rules under ERISA related to investment by ERISA Plans.

The Fund intends to operate so that it will be an appropriate investment for employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Fund will use reasonable efforts to conduct the Fund’s affairs so that the assets of the Fund will not be deemed to be “plan assets” for purposes of ERISA. In this regard, prior to the completion of a Qualified IPO, the Fund may be (and currently are) operated as an annual “venture capital operating company,” under the ERISA rules in order to avoid its assets being treated as “plan assets” for purposes of ERISA. Accordingly, there may be constraints on the Fund’s ability to make or dispose of investments at optimal times (or to make certain investments at all).

The Fund may have difficulty paying its required distributions if it recognizes income before or without receiving cash representing such income.

For U.S. federal income tax purposes, the Fund will include in its taxable income certain amounts that it has not yet received in cash, such as original issue discount, which may arise if it receives warrants in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in the Fund’s taxable income before it receives any corresponding cash payments. The Fund also may be required to include in its taxable income certain other amounts that it will not receive in cash.

Since, in certain cases, the Fund may recognize taxable income before or without receiving corresponding cash payments, it may have difficulty meeting the annual distribution requirement necessary to maintain its qualification as a RIC. Accordingly, to satisfy its RIC distribution requirements, the Fund may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If the Fund is not able to obtain cash from other sources, it may fail to qualify as a RIC and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of the Fund’s election to be taxed as a RIC, please see “Business — Material U.S. Federal Income Tax Considerations.”

The Fund may in the future choose to pay dividends in its own stock, in which case you may be required to pay tax in excess of the cash you receive.

The Fund may distribute dividends that are payable predominantly in Shares. Under certain private rulings issued by the Internal Revenue Service, distributions payable to stockholders in cash or stock at the election of stockholders are treated as taxable dividends even if the total amount of the distribution payable in cash is limited, provided that at least 20% of the distribution is payable in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Fund’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Fund’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Fund may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of the Fund’s stockholders sell Shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the Fund’s stock if the Fund is publicly traded.

There is a risk that the Fund’s stockholders may not receive any distributions.

The Fund intends to make distributions on a quarterly basis to its stockholders out of assets legally available for distribution, or at other times, as determined by the Board in its discretion. The Fund cannot assure you that it will achieve investment results that will allow it to make a specified level of cash distributions. In addition, due to the asset coverage test applicable to the Fund as a BDC, the Fund may be limited in its ability to make distributions. See “Business — Regulation as a Business Development Company.”

For any period that the Fund does not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of its expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. The Fund anticipates that it will not qualify as a publicly offered RIC immediately after the Private Offering; the Fund may qualify as a publicly offered RIC for future taxable years. If the Fund is not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of the Fund’s affected expenses, including its management fees and incentive fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, for taxable years beginning before 2026, these expenses, referred to as miscellaneous itemized deductions, generally are not deductible by an individual. For taxable years beginning in 2026 or later, these expenses are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

The Fund is subject to risks in using custodians, administrators and other agents.

The Fund will depend on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for the Fund. In the event of the insolvency of a custodian, the Fund may not be able to recover equivalent assets in full as it will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, the Fund’s cash held with a custodian may not be segregated from the custodian’s own cash, and the Fund therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the custodian could have a material impact on the Fund’s performance.

The Fund expends significant financial and other resources to comply with the requirements of the Exchange Act and the Sarbanes-Oxley Act.

The Fund is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on the Fund’s systems and resources. The Exchange Act requires that the Fund files annual, quarterly and current reports with respect to its business and financial condition. The Sarbanes-Oxley Act requires that the Fund maintains effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. See “Business — Regulation as a Business Development Company — Sarbanes-Oxley Act of 2002.” To maintain and improve the effectiveness of the Fund’s disclosure controls and procedures and internal controls, significant resources and management oversight are required. The Fund will implement additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows. The Fund expects to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once the Fund ceases to be an “emerging growth company” under the JOBS Act. As long as the Fund remains an emerging growth company, it will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”) and exemptions from the requirement to hold advisory votes on executive compensation. The Fund will remain an emerging growth company for up to five years following an IPO, although if the market value of the Fund’s common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, the Fund would cease to be an emerging growth company as of the following December 31.

The Fund does not currently have comprehensive documentation of its internal controls and it has not yet tested its internal controls in accordance with Section 404, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 could have a material adverse effect on its business.

The Fund has not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until five years after the Initial Closing (as defined herein). Accordingly, the Fund’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that it will eventually be required to meet. The Fund is in the process of addressing its internal controls over financial reporting and is establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within its organization.

Additionally, the Fund intends to document its internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. The Fund’s independent registered public accounting firm is not currently required to formally attest to the effectiveness of the Fund’s internal control over financial reporting. Because the Fund does not currently have comprehensive documentation of internal controls and have not yet tested internal controls in accordance with Section 404, it cannot conclude in accordance with Section 404 that it does not have a material weakness in its internal controls or a combination of significant deficiencies that could result in the conclusion that it has a material weakness in internal controls. The Fund will be required to complete its initial assessment in a timely manner. If the Fund is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, its operations, financial reporting or financial results could be adversely affected. Matters impacting the Fund’s internal controls may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of its financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Fund and the reliability of its consolidated financial statements. Confidence in the reliability of the Fund’s consolidated financial statements could also suffer if the Fund or its independent registered public accounting firm were to report a material weakness in the Fund’s internal controls over financial reporting. This could materially adversely affect the Fund and lead to a decline in the market price of its common stock, to the extent it has completed a Qualified IPO.

There may be state licensing requirements.

The Fund may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that the Fund will obtain all of the licenses that it needs on a timely basis. Furthermore, the Fund will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that it will satisfy those requirements. The Fund’s failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Investors in the Private Offering will be subject to transfer restrictions.

Prior to the completion of a Qualified IPO, and other than in connection with a New BDC Spin-Off, creation of a Liquidating Share Class, a Limited Tender Offer, or pursuant to a Share repurchase program of the Fund, investors who participate in the Private Offering may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) the Fund gives consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on the Fund’s books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in the Fund. Following completion of a Qualified IPO, stockholders will be restricted from selling or disposing of their Shares contractually by a lock-up agreement with the underwriters of the IPO and secondary offerings, and by the terms of the subscription agreement.

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

Changes in laws or regulations governing the Fund’s operations may adversely affect its business.

Legal, tax and regulatory changes could occur that may adversely affect the Fund. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry, in part. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including the Fund’s ability to effect operating improvements or restructurings of its portfolio companies or otherwise achieve its objectives.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on the Fund and its portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry and the financial markets (including derivative markets) or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on the Fund or its portfolio companies, restrict or further regulate certain of the Fund’s activities, including derivative trading and hedging activities, intensify the regulatory supervision of the Fund or its portfolio companies or otherwise adversely affect the Fund’s business or the business of its portfolio companies.

In addition, the Fund and its portfolio companies will be subject to applicable local, state and U.S. federal laws and regulations, including, without limitation, U.S. federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments the Fund is permitted to make, any of which could harm the Fund and its stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing the Fund’s operations relating to permitted investments may cause the Fund to alter its investment strategy in order to avail itself of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in the Fund’s investment focus shifting from the areas of expertise of the Adviser’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on the Fund’s results of operations and the value of your investment.

Future legislation or rules could modify how the Fund treats derivatives and other financial arrangements for purposes of its compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how the Fund treats derivatives and other financial arrangements for purposes of the Fund’s compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015, which was re-released with certain modifications in November 2019, that was designed to enhance the regulation of the use of derivatives by registered investment companies and business development companies. While the adoption of the proposed rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Fund under the 1940 Act, which may be materially adverse to the Fund and the Fund’s stockholders.

A disruption in the capital markets and the credit markets could impair the Fund’s ability to borrow money and negatively affect its business.

As a BDC, the Fund will have to maintain its ability to borrow money for investment purposes. Without sufficient access to the capital markets or credit markets, the Fund may be forced to curtail its business operations or it may not be able to pursue new business opportunities. Capital markets and credit markets sometimes experience extreme volatility and disruption and, accordingly, there has been and may continue to be uncertainty in the financial markets in general. Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict the Fund’s business operations and could adversely impact its results of operations and financial condition.

If the fair value of the Fund’s assets declines substantially, the Fund may fail to maintain the asset coverage ratios imposed upon it by the 1940 Act. Any such failure would affect the Fund’s ability to issue senior securities, including borrowings, and pay dividends, which could materially impair its business operations. The Fund’s liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

If the Fund is unable to secure debt financing on commercially reasonable terms, its liquidity will be reduced significantly. If the Fund is unable to repay amounts outstanding under any debt facilities it may obtain and are declared in default or are unable to renew or refinance these facilities, it would not be able to initiate significant originations or to operate its business in the normal course. These situations may arise due to circumstances that the Fund may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or the Fund, and could materially damage the Fund’s business.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of the Fund’s portfolio investments, reducing the Fund’s net asset value through increased net unrealized depreciation.

As a BDC, the Fund is required to value investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. As part of the valuation process, the Fund may take into account the following types of factors, if relevant, in determining the fair value of the Fund’s investments:

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

Significant developments stemming from the United Kingdom’s referendum on membership in the European Union could have a material adverse effect on the Fund.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which a majority of voters voted in favor of leaving the European Union (the “E.U.,” and, the U.K.’s departure from the E.U., “Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the E.U. On October 17, 2019, the U.K. and the E.U. reached an agreement on the conditions for Brexit. The U.K.’s departure from the E.U. took place on Friday, January 31, 2020. Brexit has created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. Negotiations have commenced to determine the future terms of the U.K.’s relationship with the E.U. Events that could occur in the future as a consequence of the U.K.’s withdrawal, including the possible breakup of the U.K., may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the U.K., the E.U. or globally, which could adversely affect the Fund’s operating results and growth prospects. Any of these effects of Brexit, and others the Fund cannot anticipate, could have unpredictable consequences for credit markets and adversely affect the Fund’s business, results of operations and financial performance.

Terrorist attacks, acts of war, natural disasters or outbreaks of epidemic, pandemic or contagious diseases may affect any market for the Fund’s common stock, impact the businesses in which it invests and harm its business, operating results and financial condition.

Terrorist acts, acts of war, natural disasters or outbreaks of epidemic, pandemic or contagious diseases may disrupt the Fund’s operations, as well as the operations of the businesses in which it invests. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, natural disasters or outbreaks of epidemic, pandemic or contagious diseases could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which the Fund invests directly or indirectly and, in turn, could have a material adverse impact on its business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to the Fund’s business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In December 2019, COVID-19, a strain of novel coronavirus causing respiratory illness, emerged in the city of Wuhan in the Hubei province of China (“COVID-19”). Thereafter, the global spread of COVID-19 resulted in temporary closures of corporate offices, retail outlets and other facilities around the world, which disrupted demand for the products and services of a select number of the Fund’s portfolio companies. Approximately 10% of the Fund’s commitments are in sectors affected by COVID-19 and the related social distancing measures and impacts on demand. Social distancing measures have eased since the onset of COVID-19, and demand drivers for affected portfolio companies have generally normalized. Recently, infection and hospitalization rates have begun to decline; however, a return to more stringent social distancing measures remains a risk with the continued spread of COVID-19 variants. The impact of COVID-19 on drivers of global supply and demand remains dynamic. Any prolonged disruptions may lead to a negative impact on the operating results of the Fund’s affected portfolio companies. Ultimately, these potential impacts could adversely affect the Fund’s financial condition.

The failure in cyber security systems, as well as the occurrence of events unanticipated in the Fund’s disaster recovery systems and management continuity planning could impair its ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Fund’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on its ability to conduct business and on its results of operations and financial condition, particularly if those events affect its computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the Fund’s managers were unavailable in the event of a disaster, its ability to effectively conduct its business could be severely compromised.

The Fund’s business relies on secure information technology systems. The Fund depends heavily upon computer systems to perform necessary business functions. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of the Fund’s information resources (i.e. cyber-attacks). Despite the Fund’s implementation of a variety of security measures, its computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, the Fund may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Fund’s computer systems, both those provided by the Adviser and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in the Fund’s operations, which could result in damage to its reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

The Fund can be highly dependent on information systems and systems failures could significantly disrupt its business, which may, in turn, negatively affect the market price of its common stock and its ability to pay distributions.

The Fund’s business is highly dependent on the Fund’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in the Fund’s activities. The Fund’s financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond the Fund’s control and adversely affect the Fund’s business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on the Fund’s operating results and negatively affect the market price of its common stock and its ability to pay distributions to its stockholders.

Risks Related to the Fund’s Investments

The Fund’s investments are very risky and highly speculative.

The Fund invests primarily in primary issue, directly sourced and privately-negotiated secured debt issued by North American-based middle market firms. The Fund will emphasize secured lending by focusing on first lien, stretch senior, unitranche and second lien loans, and will also consider mezzanine, structured preferred stock and non-control equity opportunities. Securities rated below investment grade are often referred to as “high yield” securities or “junk bonds,” and are considered “high risk” or speculative in nature compared to debt instruments that are rated above investment grade.

Senior Secured Loans. There is a risk that the collateral securing the Fund’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, the Fund’s liens on the collateral securing its loans could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Fund will receive principal and interest payments according to the loan’s terms, or at all, or that the Fund will be able to collect on the loan should it be compelled to enforce its remedies.

Second Lien Secured Loans. In structuring the Fund’s loans, it may subordinate its security interest in certain assets of a borrower to another lender, usually a bank. In these situations, all of the risks identified above in Senior Secured Loans would be true and additional risks inherent in holding a junior security position would also be present, including, but not limited to those outlined below in “Second priority liens on collateral securing loans that the Fund makes to its portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and the Fund.”

Equity Investments. When the Fund invests in secured loans, it may acquire equity securities and warrants. In addition, the Fund may invest directly in the equity securities of portfolio companies. The equity interests the Fund receives may not appreciate in value and may in fact decline in value. Accordingly, the Fund may not be able to realize gains from its equity interests, and any gains that the Fund does realize on the disposition of any equity interests may not be sufficient to offset any other losses it experiences.

In addition, investing in the Fund’s portfolio companies involves a number of significant risks, including the following:

•

these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that the Fund holds. This failure to meet obligations may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Fund realizing any guarantees it may have obtained in connection with its investment;

•

they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, and general economic downturns;

•

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the Fund’s portfolio company and, in turn, on the Fund;

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, the Fund’s executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from its investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter (“OTC”) secondary market for institutional investors. These OTC secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, the Fund is required to carry these investments at fair value as determined by the Board. As a result, if the Fund is required to liquidate all or a portion of its portfolio quickly, the Fund may realize significantly less than the value at which it had previously recorded these investments. The Fund may also face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that the Fund, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of the Fund’s investments may make it difficult for the Fund to dispose of them at a favorable price, and, as a result, the Fund may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited consolidated financial statements. The Fund must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If the Fund is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose money on its investments.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies and a greater vulnerability to economic downturns.

The Fund will invest primarily in privately held companies. Generally, little public information exists about these companies, and the Fund is required to rely on the ability of the Adviser’s investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If the Fund is unable to uncover all material information about these companies, the Fund may not make a fully informed investment decision, and it may lose money on its investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect the Fund’s investment returns as compared to companies investing primarily in the securities of public companies.

The Fund’s investment activities subject the Fund to third party litigation risks.

In addition to litigation relating to the bankruptcy process, the Fund’s investment activities subject the Fund to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where the Fund exercises control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Fund and would reduce net assets.

The Adviser and its affiliates, including the Fund’s officers and some of the Fund’s directors, may face conflicts of interest caused by compensation arrangements with the Fund and its affiliates, which could result in increased risk-taking by the Fund.

The Adviser and its affiliates will receive substantial fees from the Fund in return for their services, including certain incentive fees based on the amount of appreciation of the Fund’s investments. These fees could influence the advice provided to the Fund. Generally, the more equity the Fund sells in offerings and the greater the risk assumed by the Fund with respect to its investments, the greater the potential for growth in the Fund’s assets and profits (and, correlatively, the fees payable by the Fund to the Adviser). These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to offerings of equity and investments made by the Fund, which allow the Adviser to earn increased asset management fees.

The time and resources that individuals associated with the Adviser devote to the Fund may be diverted, and the Fund may face additional competition due to the fact that the Adviser is not prohibited from raising money for or managing other entities that make the same types of investments that the Fund targets.

The Adviser and its affiliates currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those the Fund targets. As a result, the time and resources that the Adviser devotes to the Fund may be diverted, and during times of intense activity in other programs it may devote less time and resources to the Fund’s business than is necessary or appropriate. In addition, the Fund may compete with any such investment entity for the same investors and investment opportunities.

The Adviser will experience conflicts of interest in connection with the management of the Fund’s business affairs.

The Adviser will experience conflicts of interest in connection with the management of the Fund’s business affairs, including relating to the allocation of investment opportunities by the Adviser and its affiliates, compensation to the Adviser, services that may be provided by the Adviser and its affiliates to issuers in which the Fund invests, investments by the Fund and other clients of the Adviser, subject to the limitations of the 1940 Act, the formation of additional investment funds by the Adviser, strategic relationships by the Adviser with third parties, differing recommendations given by the Adviser to the Fund versus other clients, the Adviser’s use of information gained from issuers in the Fund’s portfolio for investments by other clients, subject to applicable law, and restrictions on the Adviser’s use of “inside information” with respect to potential investments by the Fund.

Certain investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. While the Fund generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser expects often to rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and the Fund may incur liability as a result of such consultants’ actions.

A redemption of convertible securities held by the Fund could have an adverse effect on its ability to achieve its investment objective.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Fund is called for redemption, the Fund will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Fund’s ability to achieve its investment objective.

The Fund’s portfolio companies may incur debt that ranks equally with, or senior to, its investments in such companies.

The Fund intends to invest primarily in first lien, stretch senior, unitranche and second lien loans issued by private companies. The Fund’s portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which the Fund invests. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which the Fund is entitled to receive payments with respect to the debt instruments in which it invests. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Fund’s investment in that portfolio company would typically be entitled to receive payment in full before the Fund receives any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to the Fund. In the case of debt ranking equally with debt instruments in which the Fund invests, the Fund would have to share on an equal or pro rata basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.

If the Fund cannot obtain debt financing or equity capital on acceptable terms, its ability to acquire investments and to expand its operations will be adversely affected.

Any working capital reserves the Fund maintains may not be sufficient for investment purposes, and the Fund may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to the Fund, the Fund is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to its stockholders to maintain its RIC status. Accordingly, in the event that the Fund needs additional capital in the future for investments or for any other reason it may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to the Fund due to unfavorable economic conditions, which could increase the Fund’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Fund. Consequently, if the Fund cannot obtain further debt or equity financing on acceptable terms, its ability to acquire additional investments and to expand its operations will be adversely affected. As a result, the Fund would be less able to achieve portfolio diversification and its investment objective, which may negatively impact its results of operations and reduce its ability to make distributions to its stockholders.

The Fund may invest in mezzanine securities. To the extent the Fund invests in mezzanine securities, they and other investments are expected to be unsecured and made in companies whose capital structures have significant indebtedness ranking ahead of the investments, all or a significant portion of which may be secured.

Mezzanine debt is typically junior to the obligations of a company to senior creditors, trade creditors and employees. The Fund’s investments and mezzanine securities (if any) are expected to be unsecured and made in companies whose capital structures have significant indebtedness ranking ahead of the investments, all or a significant portion of which may be secured. While the securities and other investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking ahead of the investments and may benefit from cross-default provisions and security over the portfolio company’s assets, some or all of such terms may not be part of particular investments. Default rates for mezzanine debt securities have historically been higher than for investment grade securities. Mezzanine securities and other investments generally are subject to various risks including, without limitation: (i) a subsequent characterization of an investment as a “fraudulent conveyance”; (ii) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing; (iii) equitable subordination claims by other creditors; (iv) so-called “lender liability” claims by the issuer of the obligations; and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Mezzanine debt investments may also be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation earlier than expected. In addition, mezzanine debt investments may include enhanced information rights or other involvement with a company’s board of directors that could result in limiting the Fund’s ability to liquidate positions in the company.

The Fund may invest in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments.

The Fund may invest in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. Such securities and instruments are generally not exchange-traded and, as a result, trade in the OTC marketplace, which is less transparent than the exchange-traded marketplace. In addition, the Fund may invest in bonds of issuers that do not have publicly traded equity securities, making it more difficult to hedge the risks associated with such investments. The Fund’s investments in below investment grade instruments exposes the Fund to a substantial degree of credit risk and interest rate risk. The market for high yield securities has recently experienced periods of significant volatility and reduced liquidity. The market values of certain of these lower-rated and unrated debt investments may reflect individual corporate developments to a greater extent and tend to be more sensitive to economic conditions than those of higher-rated investments, which react primarily to fluctuations in the general level of interest rates. Companies that issue such securities are often highly leveraged and may not have available to them more traditional methods of financing. General economic recession or a major decline in the demand for products and services in which the borrower operates would likely have a materially adverse impact on the value of such securities and the ability of the issuers of such securities to repay principal and interest thereon, thereby increasing the incidence of default of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these high yield debt investments.

Certain of the Fund’s investments are exposed to the credit risk of the counterparties with which, or the dealers, brokers and exchanges through which, the Fund deals, whether in exchange-traded or OTC transactions.

Certain of the Fund’s investments are exposed to the credit risk of the counterparties with which, or the dealers, brokers and exchanges through which, the Fund deals, whether in exchange-traded or OTC transactions. If there is a default by the counterparty to such a transaction, the Fund will, under most normal circumstances, have contractual remedies pursuant to the agreements related to the transaction. However, exercising such contractual rights may involve delays or costs which could result in losses to the Fund. The Fund may be subject to the risk of loss of its assets on deposit or being settled or cleared with a broker in the event of the broker’s bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of the Fund, the bankruptcy of an exchange clearing house or the bankruptcy of any other counterparty. In the case of any such bankruptcy, the Fund might recover, even in respect of property specifically traceable to the Fund, only a pro rata share of all property available for distribution to all of the counterparty’s customers and counterparties. Such an amount may be less than the amounts owed to the Fund. Such events would have an adverse effect on the net asset value of the Fund’s funds. Certain counterparties may have general custody of, or title to, the Fund’s assets. The failure of any such counterparty may result in adverse consequences to the net asset value of the Fund.

In addition, the Fund may from time to time use counterparties located in jurisdictions outside the U.S. Such counterparties usually are subject to laws and regulations in non-U.S. jurisdictions that are designed to protect customers in the event of their insolvency. However, the practical effect of these laws and their application to the Fund’s assets may be subject to substantial limitations and uncertainties. Because of the range of possible factual scenarios involving the insolvency of a counterparty and the potential number of entities and jurisdictions that may be involved, it is impossible to generalize about the effect of such an insolvency on the Fund and the Fund’s assets. Investors should assume that the insolvency of any such counterparty would result in significant delays in recovering the Fund’s financial instruments from or the payment of claims therefor by such counterparty and a loss to the Fund, which could be material.

The Fund’s investments may be structured through the use of OTC options and swaps or other indirect investment transactions. Such transactions may be entered into with a small number of counterparties resulting in a concentration of counterparty risk. The exercise of counterparty rights under such arrangements, including forced sales of securities, may have a significant adverse impact on the Fund and its net asset value.

Certain of the Fund’s investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences.

Certain of the Fund’s investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to such investments were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt is used for a buyout of stockholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, further subordinate the debt obligations or the liens supporting such obligations to other existing and future indebtedness of the issuer or require the Fund to repay any amounts received by the Fund with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, the Fund may not receive any repayment on the debt obligations.

Under certain circumstances, payments to the Fund and distributions by the Fund to its stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments made in the form of debt as equity contributions.

There may be circumstances in which the Fund’s debt investments could be subordinated to claims of other creditors or the Fund could be subject to lender liability claims.

Even though the Fund expects to structure most of its investments as secured loans, if one of its portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of its claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. The Fund may also be subject to lender liability claims for actions taken by the Fund with respect to a borrower’s business or instances where the Fund exercises control over the borrower. It is possible that the Fund could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans that the Fund makes to its portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and the Fund.

Certain loans that the Fund intends to make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from the Fund secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require the Fund to enter into an intercreditor agreement prior to permitting the portfolio company to borrow from the Fund. Typically the intercreditor agreements the Fund will be requested to execute will expressly subordinate the Fund’s debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing, and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control the Fund may cede to senior lenders under intercreditor agreements it may enter into, the Fund may be unable to realize the proceeds of any collateral securing some of its loans.

Economic recessions or downturns could impair the Fund’s portfolio companies and harm its operating results.

Certain of the Fund’s portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay the Fund’s loans during these periods. Therefore, during these periods the Fund’s non-performing assets may increase and the value of its portfolio may decrease if it is required to write down the values of its investments. Adverse economic conditions also may decrease the value of collateral securing some of the Fund’s loans and the value of its equity investments.

The Fund principally invests in floating-rate assets and incurs indebtedness on a floating-rate basis as well, and intends to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which the Fund invests, which is currently the London Interbank Offered Rate (“LIBOR”). Regulators in the U.K. have set a 2021 deadline for a transition away from LIBOR. The discontinuation of LIBOR creates uncertainty around the indebtedness the Fund will incur on a floating-rate basis in the future. Because the base rate of the Fund’s assets and indebtedness are expected to be same and will therefore fluctuate on largely the same basis, the increased cost of the Fund’s indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on its floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in the Fund’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Fund’s funding costs, limit the Fund’s access to the capital markets or result in a decision by lenders not to extend credit to the Fund. These events could prevent the Fund from increasing investments and harm its operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt investments that the Fund holds and the value of any equity securities the Fund owns. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of the Fund’s loans could adversely affect its cash flow. In addition, if one of the Fund’s portfolio companies were to go bankrupt, even though the Fund may have structured its interest as senior debt, depending on the facts and circumstances, including the extent to which the Fund actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize the Fund’s debt holding and subordinate all or a portion of the Fund’s claim to those other creditors.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of the Fund’s portfolio of the LIBOR-indexed, floating-rate debt securities in its portfolio or the cost of its borrowings.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Although widely used LIBOR rates are intended to be published until June 2023, banks are strongly encouraged to cease entering into agreements with counterparties referencing LIBOR by the end of 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of COVID-19 on transition timelines. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere.

It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. At this time, no consensus exists as to what the rates will become accepted alternatives to LIBOR. In April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement Although financial regulators and industry working groups have suggested alternative reference rates, such as the European Interbank Offer Rate, the Sterling Overnight Interbank Average Rate and the SOFR, global consensus on alternative rates is lacking and the process for amending existing contracts or instruments to transition away from LIBOR is underway but remains incomplete. Additionally, the future of LIBOR at this time is uncertain. The elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates could have an adverse impact on the market for, or value of, any securities or payments linked to those reference rates, which may adversely affect the Fund’s performance and/or net asset value. Uncertainty and risk also remain regarding the willingness and ability of issuers and lenders to include revised provisions in new and existing contracts or instruments. Consequently, the transition away from LIBOR to other reference rates may lead to increased volatility and illiquidity in markets that are tied to LIBOR, fluctuations in values of LIBOR-related investments or investments in issuers that utilize LIBOR, increased difficulty in borrowing or refinancing and diminished effectiveness of hedging strategies, potentially adversely affecting the Fund’s performance. Furthermore, the risks associated with the expected discontinuation of LIBOR and transition may be exacerbated if the work necessary to effect an orderly transition to an alternative reference rate is not completed in a timely manner. Because the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects could occur prior to the end of 2021.

Additionally, if LIBOR ceases to exist, the Fund may need to renegotiate its credit arrangements extending beyond 2021 with its portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of its existing credit facilities to replace LIBOR with the new standard that is established. The potential effect of the phase-out or replacement of LIBOR on the Fund’s cost of capital and net investment income cannot yet be determined.

The lack of liquidity in the Fund’s investments may adversely affect its business.

The Fund typically will invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities because there is no established trading market for the Fund’s investments. The Fund’s investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid. The illiquidity of these investments may make it difficult for the Fund to sell these investments when desired or to dispose of them at a favorable price. In addition, if the Fund is required to liquidate all or a portion of its portfolio quickly, the Fund may realize significantly less than the value at which it had previously recorded these investments. As a result, the Fund does not expect to achieve liquidity in its investments in the near-term.

The net asset value of the Fund’s common stock may fluctuate significantly.

The net asset value and liquidity of the market for Shares may be significantly affected by numerous factors, some of which are beyond the Fund’s control and may not be directly related to its operating performance. These factors include:

•

changes in the value of the Fund’s portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC or business development company status;

•	distributions that exceed the Fund’s net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of the Fund’s investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of the Adviser or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

The Fund’s right to make Capital Calls may be pledged as collateral under the HSBC Credit Facility or any other future borrowing facility.

The HSBC Credit Facility, and any future borrowing facility, may be backed by all or a portion of the Fund’s loans and securities on which the lenders may have a security interest. The Fund may pledge up to 100% of its assets and may grant a security interest in all of its assets under the terms of any debt instrument it enters into with lenders. The Fund expects that any security interests the Fund grants will be set forth in a pledge and security agreement and evidenced by the filing of consolidated financing statements by the agent for the lenders. In addition, the Fund expects that the custodian for its securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If the Fund was to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of its assets securing such debt, which would have a material adverse effect on its business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants a credit facility or any other borrowing facility may provide may limit the Fund’s ability to create liens on assets to secure additional debt and may make it difficult for the Fund to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if the Fund’s borrowing base under a credit facility or any other borrowing facility were to decrease, the Fund would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of the Fund’s assets are secured at the time of such a borrowing base deficiency, the Fund could be required to repay advances under the relevant credit facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on its ability to fund future investments and to pay distributions.

In addition, the Fund expects that under a credit facility it will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on the Fund’s business and financial condition. This could reduce the Fund’s revenues and, by delaying any cash payment allowed to the Fund under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce the Fund’s liquidity and cash flow and impair its ability to grow its business and maintain its ability to be subject to tax as a RIC.

The Fund has not yet identified all of the portfolio companies it will invest in using the proceeds of the Private Offering.

The Fund has not yet identified all of the potential investments for its portfolio that it will acquire with the proceeds of the Private Offering. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing the Fund’s Shares. Additionally, the Adviser will select the Fund’s investments subsequent to the Initial Closing and Subsequent Closings, and its stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in the Fund’s common stock.

The Fund’s failure to make follow-on investments in its portfolio companies could impair the value of its portfolio.

Following an initial investment in a portfolio company, the Fund may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part the Fund’s equity ownership percentage; (2) exercise warrants, options, or convertible securities that were acquired in the original or a subsequent financing; or (3) attempt to preserve or enhance the value of the Fund’s investment. However, the Fund may elect not to make follow-on investments or lack sufficient funds to make those investments. The Fund will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Fund’s initial investment or may result in a missed opportunity for the Fund to increase its participation in a successful operation. Even if the Fund has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because, among other reasons, it does not want to increase its concentration of risk, it prefers other opportunities, it is subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect its qualification as a RIC.

The Fund’s portfolio will lack diversification among portfolio companies, which will subject it to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.

The Fund’s portfolio may hold a limited number of portfolio companies. Beyond the asset diversification requirements associated with the Fund’s qualification as a RIC, the Fund will not have fixed guidelines for diversification, and the Fund’s investments may be concentrated in relatively few companies. As the Fund’s portfolio is less diversified than the portfolios of some larger funds, the Fund is more susceptible to failure if a single loan fails. Similarly, the aggregate returns the Fund realizes may be significantly adversely affected if a small number of investments perform poorly or if the Fund needs to write down the value of any one investment.

The Fund’s portfolio may be concentrated in a limited number of industries, which will subject the Fund to a risk of significant loss if there is a downturn in a particular industry in which a number of its investments are concentrated.

The Fund’s portfolio may be concentrated in a limited number of industries. The Fund expects to invest primarily in companies focused in alarm monitoring; communications and IT infrastructure; energy; enterprise software (including software-as-a-service); equipment finance; financial technology/transaction processing; franchisors, franchisees, and restaurants; healthcare and healthcare IT; non-discretionary consumer (including certain multi-site retailers); pharmaceutical; specialized, value-added manufacturing; specialty finance; technology-enabled services; transportation and logistics; consumer non-cyclical; business services; and education. A downturn in any particular industry in which the Fund is invested could significantly impact the aggregate returns it realizes.

The Fund securitizes certain of its investments, which may subject the Fund to certain structured financing risks.

The Fund securitizes certain of its investments while retaining all or most of the exposure to the performance of these investments. This involves contributing a pool of assets to a special purpose entity, and selling debt interests in that entity on a non-recourse or limited-recourse basis to purchasers.

The Fund depends on distributions from its securitization vehicles to make distributions to its stockholders. The ability of a securitization vehicle to make distributions is subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) restrict the Fund’s ability, as holder of a securitization vehicle equity interest, to receive cash flow from these investments. The Fund cannot assure you that any such performance tests will be satisfied. Also, a securitization vehicle may take actions that delay distributions to preserve ratings and to keep the cost of present and future financings lower or the financing vehicle may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of its debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a securitization vehicle, or cash flow may be completely restricted for the life of the securitization vehicle.

In addition, a decline in the credit quality of loans in a securitization vehicle due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force the sale of certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to the Fund for distribution to its stockholders. To the extent that any losses are incurred by the financing vehicle in respect of any collateral, these losses are borne first by the Fund as owners of its equity interests. Any equity interests that the Fund retains in a securitization vehicle are not secured by its assets and the Fund ranks behind all of its creditors.

Nonetheless, the Fund’s securitization vehicles are also consolidated in its consolidated financial statements and consequently affect its asset coverage ratio, which may limit its ability to incur additional leverage. See “Business — Regulation as a Business Development Company.”

Because the Fund generally will not hold controlling equity interests in its portfolio companies, the Fund may not be in a position to exercise control over its portfolio companies or to prevent decisions by management of its portfolio companies that could decrease the value of its investments.

Although the Fund may do so in the future, it does not expect to hold controlling equity positions in its portfolio companies. As a result, the Fund is subject to the risk that a portfolio company may make business decisions with which the Fund disagrees, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. Due to the lack of liquidity of the debt and equity investments that the Fund will typically hold in its portfolio companies, the Fund may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of its investments.

Changes to United States tariff and import/export regulations may have a negative effect on the Fund’s portfolio companies and, in turn, harm the Fund.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict the Fund’s portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact the Fund.

Defaults by the Fund’s portfolio companies will harm its operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that the Fund holds. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms—which may include the waiver of certain financial covenants—with a defaulting portfolio company. These expenses could materially and adversely affect the Fund’s operating results and cash flow.

Any unrealized losses the Fund experiences on its loan portfolio may be an indication of future realized losses, which could reduce its income available for distribution.

As a BDC, the Fund will be required to carry its investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board. Decreases in the market values or fair values of the Fund’s investments will be recorded as unrealized depreciation. Any unrealized losses in the Fund’s loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Fund with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Fund’s income available for distribution in future periods.

The Fund may pay distributions from offering proceeds, borrowings or the sale of assets to the extent its cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

The Fund may fund distributions from the uninvested proceeds of an offering and borrowings, and the Fund has not established limits on the amount of funds it may use from such proceeds or borrowings to make any such distributions. The Fund has paid and may continue to pay distributions from the sale of assets to the extent distributions exceed its earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital the Fund ultimately invests in its investment portfolio.

Prepayments of the Fund’s debt investments by its portfolio companies could adversely impact its results of operations and reduce its return on equity.

The Fund will be subject to the risk that the investments the Fund makes in its portfolio companies may be repaid prior to maturity. When this occurs, the Fund may reinvest these proceeds in temporary investments, pending future investment in new portfolio companies, so that 70% of the Fund’s assets are qualifying assets. These temporary investments will typically have substantially lower yields than the debt being prepaid and the Fund could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Fund’s results of operations could be materially adversely affected if one or more of the Fund’s portfolio companies elect to prepay amounts owed to the Fund. Additionally, prepayments could negatively impact the Fund’s return on equity.

To the extent the Fund uses debt to finance its investments, changes in interest rates will affect its cost of capital and net investment income.

To the extent the Fund uses debt to finance its investments, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds and the rate at which it invests those funds. In addition, many of the Fund’s debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of its investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on the Fund’s net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, the Fund’s cost of funds will increase because the interest rates on the majority of amounts it has borrowed are floating, which could reduce its net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

While currently not anticipated, the Fund may, to the extent deemed appropriate by the Adviser, use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit the Fund’s ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the Fund’s business, financial condition and results of operations.

The Fund’s investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which the Fund invests may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that the Fund holds. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of the Fund’s realizing any guarantees that it may have obtained in connection with its investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

The Fund may not realize gains from its equity investments.

Certain investments that the Fund may make include equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. In particular, investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, the Fund may from time to time make non-control, equity investments in portfolio companies. The Fund’s goal is ultimately to realize gains upon its disposition of such equity interests. However, the equity interests the Fund receives may not appreciate in value and, in fact, may decline in value. Accordingly, the Fund may not be able to realize gains from its equity interests, and any gains that the Fund does realize on the disposition of any equity interests may not be sufficient to offset any other losses the Fund experiences. The Fund also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow the Fund to sell the underlying equity interests. The Fund will sometimes seek puts or similar rights to give the Fund the right to sell its equity securities back to the portfolio company issuer. The Fund may be unable to exercise these put rights for the consideration provided in its investment documents if the issuer is in financial distress.

The Fund may expose itself to risks if it engages in hedging transactions.

The Fund does not expect to engage in hedging transactions, but if it does, it may expose itself to risks associated with such transactions. The Fund may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of the Fund’s portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that the Fund is not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, the Fund may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Fund from achieving the intended hedge and expose the Fund to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

General Risks

Stockholders may be subject to filing requirements under the Exchange Act as a result of an investment in the Fund.

Because the Fund’s Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of its Shares will have to be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, stockholders who choose to reinvest their dividends may see their percentage stake in the Fund increased to more than 5%, thus triggering this filing requirement. Although the Fund will provide in its quarterly statements the amount of outstanding Shares and the amount of the stockholder’s Shares, the responsibility for determining the filing obligation and preparing the filing remains with the stockholder. In addition, owners of 10% or more of the Fund’s Shares are subject to reporting obligations under Section 16(a) of the Exchange Act.

Stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in the Fund.

Persons with the right to appoint a director or who hold more than 10% of a class of the Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Fund maintains its principal executive office at 1345 Avenue of the Americas, New York, NY 10105. The Fund does not own any real estate.

Item 3.	Legal Proceedings

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

Market Information

The Shares will be offered and sold in transactions exempt from registration by Section 4(a)(2) under the Securities Act and Regulation D promulgated under the Securities Act. There will be no public offering of the Fund’s Shares. There is no established public trading market for Shares currently, nor can the Fund give any assurance that one will develop. The Shares are offered only to prospective investors that are “accredited investors,” as defined in Regulation D.

Stockholders

The Fund has entered into separate Subscription Agreements with a number of investors for the private placement of Shares. Investors will be required to make Capital Contributions to purchase Shares each time the Fund delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-share price equal to the net asset value per share in accordance with the limitations under Section 23 of the 1940 Act, subject to any adjustments. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Fund’s organizational and other expenses. Upon the three-year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional Shares, subject to certain exceptions. Subject to certain potential exceptions, no Investor who participated in the Private Offering will be permitted to sell, assign, transfer or otherwise dispose of its Shares or Capital Commitment unless the Fund provides its prior consent and the transfer is otherwise made in accordance with applicable law.

The Initial Closing was September 29, 2017. Additional closings of the Private Offering may occur from time to time as determined by the Fund.

At December 31, 2019, the Fund had received Capital Commitments totaling $397,620,551. At December 31, 2020, the Fund had received Capital Commitments totaling $447,843,050.

Holders

As of March 30, 2021, there were 2,388 holders of record of the Shares.

Distribution Policy

To the extent that the Fund has funds available, it intends to make quarterly distributions of current income to its stockholders. The Fund’s stockholder distributions, if any, will be determined by the Board. Any distribution to the Fund’s stockholders will be declared out of assets legally available for distribution. The Fund anticipates that distributions will be paid from income primarily generated by interest and dividend income earned on investments the Fund makes subsequent to the Initial Closing. The Fund will not be able to determine whether any specific distribution will be treated as made out of its taxable earnings or as a return of capital until after the end of its taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. At no time will such quarterly distributions of current income be added to a stockholder’s outstanding but undrawn Capital Commitments.

From time to time the Board, in its sole discretion, also may determine to issue special distributions returning all or a portion of stockholders’ previous Capital Contributions (each, a “Return of Capital”). The amount of any Return of Capital received by a stockholder will be added to such stockholder’s outstanding but undrawn Capital Commitments. Accordingly, the Fund may deliver a capital call notice which includes the amount of a stockholder’s Return of Capital. If the Fund receives exemptive relief allowing the Fund to create a Liquidating Share Class, eligible stockholders may have the right as part of the process for electing (or declining) to exchange Shares for Liquidation Shares, to cancel, in whole or in part, any outstanding but undrawn Capital Commitments, including any undrawn amounts resulting from the receipt of a Return of Capital.

The Fund has elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, the Fund must distribute at least 90% of its net ordinary income and net realized short-term capital gains in excess of its net realized long-term capital losses, if any, to its stockholders. In order to avoid certain excise taxes imposed on RICs, the Fund currently intends to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of its ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which its capital gains exceed its capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) certain undistributed amounts from previous years on which it paid no U.S. federal income tax.

The Fund currently intends to distribute net long-term capital gains if any, at least annually out of the assets legally available for such distributions. However, the Fund may in the future decide to retain some or all of its long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, the Fund will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by the Fund. The amount of the deemed distribution net of such tax will be added to such stockholder’s tax basis in such stockholder’s common stock. Since the Fund expects to pay tax on any retained capital gains at its regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against such individual stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds such individual stockholder’s liability for U.S. federal income tax. The Fund cannot assure any stockholder that it will achieve results that will permit it to pay any cash distributions, and if the Fund issues senior securities, it may be prohibited from making distributions if doing so would cause the Fund to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of its borrowings.

Unless a stockholder elects to reinvest distributions in Shares under the Fund’s dividend reinvestment plan, the Fund intends to make such distributions in cash. Although distributions paid in the form of additional Shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in the Fund’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds Shares in the name of a broker or financial intermediary, such stockholder should contact such broker or financial intermediary regarding the election to receive distributions in Shares in lieu of cash. Any distributions reinvested through the issuance of Shares through the Fund’s dividend reinvestment plan will increase the Fund’s assets on which the base management fee and incentive fee is determined and paid to the Adviser.

SBCAA Tender Offer

As a result of the Fund’s stockholders approving the reduction of the asset coverage ratio applicable to the Fund from 200% to 150% on September 26, 2018, the SBCAA required the Fund to extend to its stockholders as of such date (the “Stockholder Vote Date”) the opportunity to sell the Shares held by that stockholder as of the Stockholder Vote Date, with 25% of those Shares to be repurchased in each of the four calendar quarters following the calendar quarter in which the approval was obtained. The requirement of the SBCAA is to extend to stockholders as of the Stockholder Vote Date the opportunity for the Fund to repurchase their shares owned on the Stockholder Vote Date. However, because the Fund is continuously offering its Shares to stockholders, the Fund extended the offers to the stockholders as of the Stockholder Vote Date with respect to all of the Shares owned as of the date of such offer.

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

Dividend Reinvestment Plan

The Fund has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Fund declares in cash on behalf of the Fund’s stockholders for those stockholders electing not to receive cash. As a result, if the Board authorizes, and the Fund declares, a cash distribution, then the Fund’s stockholders who have “opted in” to the Fund’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional Shares, rather than receiving the cash dividend and distributions.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017 should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

	As of and for the Year Ended December 31, 2020	As of and for the Year Ended December 31, 2019	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017
Consolidated statements of operations data:
Total investment income	$32,219,510	$21,734,867	$5,727,421	$136,933

Total expenses	21,788,050	17,121,122	5,920,912	2,140,625

Reimbursement Payment to Adviser	2,439,175	107,841	0	0
Expense Reimbursement from Adviser	(89,757)	(447,556)	(2,307,281)	(2,029,545)
Waived Collateral Management Fees	(1,843,957)	(1,156,419)	0	0
Waived Management Fees	(1,863,539)	(380,701)	(127,862)	(23,745)
Waived Incentive Fees	(486,784)	(132,327)	(32,302)	0
Excise Tax Expense	0	0	3	2,336

Net investment income	12,276,322	6,622,907	2,273,951	47,262
Net realized and change in unrealized loss on investments	(3,775,639)	(1,055,465)	(695,350)	(4,246)
Net increase in net assets resulting from operations	$8,500,683	$5,567,442	$1,578,601	$43,016
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interests in ABPCIC Equity Holdings, LLC	$(879)	—	—	—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$8,501,562	$5,567,442	$1,578,601	$43,016

Per share data:
Net investment income	$0.66	$0.66	$0.61	$0.04
Net increase in net assets resulting from operations	$0.15	$0.58	$0.44	$0.02
Distributions declared	$(0.68)	$(0.61)	$(0.55)	$0.00

Consolidated statement of assets and liabilities data (at period end):
Total assets	$593,031,501	$382,180,263	$153,963,828	$48,039,586
Total investments, at fair value	$533,035,030	$345,025,318	$137,803,133	$23,873,030
Total liabilities	$370,671,228	$237,617,868	$90,690,118	$23,807,203
Total debt	$360,908,354	$229,836,633	$88,200,000	$23,500,000
Total net assets	$222,360,273	$144,562,395	$63,273,710	$24,232,383

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the Fund’s financial condition and results of operations should be read in conjunction with the Fund’s consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview

The Fund was formed on February 6, 2015 as a corporation under the laws of the State of Maryland. On June 27, 2016, the Fund issued and sold 100 Shares to AB Private Credit Investors LLC, the Adviser, for an aggregate purchase price of $1,000. On May 26, 2017, the Fund issued 2,400 Shares to the Adviser, for an aggregate purchase price of $24,000.

The Fund has elected to be treated as a BDC under the 1940 Act. The Fund has also elected, and plan to continue to elect and qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. To the extent that the Fund has net taxable income prior to its qualification as RIC, it will be subject to U.S. federal income tax on such income. As a BDC and a RIC, respectively, the Fund is and will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of its assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of its taxable income and tax-exempt interest.

The Fund’s investment activities are managed by its external investment adviser, AB Private Credit Investors LLC, an investment adviser that is registered under the Advisers Act. The Fund’s required administrative services are provided by State Street Bank and Trust Company.

The Fund is an “emerging growth company,” as defined in the JOBS Act. The Fund will remain an emerging growth company for up to five years following an initial public offering, if any, although if the market value of the Fund’s common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, the Fund would cease to be an emerging growth company as of the following December 31. For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements.

The Fund is conducting private offerings of Shares to investors in reliance on exemptions from the registration requirements of the Securities Act. At the closing of any Private Offering, each investor will make a Capital Commitment to purchase Shares pursuant to a subscription agreement entered into with the Fund. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitment on an as needed basis each time the Fund delivers a notice to its investors.

On September 29, 2017, the Fund completed the Initial Closing of its Private Offering after entering into the Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance for a capital drawn-down notice. At December 31, 2020, the Fund had total Capital Commitments of $447,843,050. At December 31, 2019, the Fund had total Capital Commitments of $397,620,551. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

Expenses

Expenses for the year ended December 31, 2020, were $21,788,050, which consisted of $1,843,957 in collateral management fees, $200,000 in directors’ fees, $1,722,056 in professional fees, $8,616,494 in interest and borrowing expenses, $6,091,338 in management fees, $289,496 in insurance expense, $1,790,567 in income-based incentive fees, $451,514 in administration and custodian fees, $106,510 in organizational expenses, $50,199 in transfer agent fees, and $625,919 in other expenses.

Pursuant to the Expense Support and Conditional Reimbursement Agreement, the Adviser provided expense support of $89,757 and the Fund reimbursed the Adviser $2,439,175 of expenses, resulting in net reimbursement to the Adviser of $2,349,418. The Adviser voluntarily waived collateral management fees of $1,843,957, voluntarily waived a portion of the Fund’s management fee of $1,863,539 and voluntarily waived a portion of the Fund’s incentive fee of $486,784, reducing the Fund’s expenses to $19,943,188. See “Item 15. — Notes to Consolidated Financial Statements — Note 3. Related Party Transactions — Expense Support and Conditional Reimbursement Agreement.”

Organization and Offering Costs

Since the Fund’s inception, the Adviser and its affiliates have incurred organizational costs of $817,503 and offering costs of $209,458, all of which have been expensed as of December 31, 2019. Additional organizational costs of $106,510 were incurred in 2020 in connection with the creation of ABPCICE, all of which were fully expensed as of December 31, 2020.

Organizational costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to the Fund’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Fund’s private placement memorandum and other offering documents.

Operating Expenses

Under the Advisory Agreement, the Fund’s primary operating expenses will include the payment of fees to the Adviser, the Fund’s allocable portion of overhead expenses under the Expense Reimbursement Agreement and other operating costs described below. The Fund bears all other out-of-pocket costs and expenses of the Fund’s operations and transactions, including those relating to:

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

Portfolio and Investment Activity

During the year ended December 31, 2020, the Fund invested $235,420,913 in 47 portfolio companies, $49,770,566 was drawn down against the revolvers and delayed draw term loans, and the Fund had $86,687,331 in aggregate amount of principal repayments, which includes $15,944,450 in revolver and delayed draw term loan paydowns, and $10,036,583 in sales, resulting in net investments of $188,467,565 for the period. For the year ended December 31, 2020, the Fund had $862,336 in PIK interest.

During the year ended December 31, 2019, the Fund invested $218,609,270 in 54 portfolio companies, $31,444,355 was drawn down against the revolvers and delayed draw term loans, and the Fund had $35,633,455 in aggregate amount of principal repayments, which included $8,974,614 in revolver and delayed draw term loan paydowns, and $7,834,771 in sales, resulting in net investments of $206,585,399 for the period. For the year ended December 31, 2019, the Fund had $301,603 in PIK interest.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$518,106,245	96.08%	$511,197,686	95.90%	8.50%
Second Lien Junior Secured Debt	$11,315,669	2.10%	$11,396,369	2.14%	10.04%
Preferred Stock	$6,993,227	1.30%	$7,495,949	1.41%	0
Common Stock	$2,076,055	0.38%	$2,663,040	0.50%	0
Warrants	$737,264	0.14%	$281,986	0.05%	0

Total	$539,228,460	100%	$533,035,030	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$332,320,392	95.80%	$330,393,205	95.76%	8.31%
Second Lien Junior Secured Debt	$7,649,558	2.21%	$7,620,547	2.21%	10.49%
Preferred Stock	$4,648,225	1.34%	$4,861,847	1.41%	0%
Common Stock	$1,624,199	0.47%	$1,518,353	0.44%	0%
Warrants	$631,366	0.18%	$631,366	0.18%	0%

Total	$346,873,740	100%	$345,025,318	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of December 31, 2020 and 2019:

	As of December 31, 2020	As of December 31, 2019
Number of portfolio companies	123	85
Percentage of debt bearing a floating rate(1)	100%	99.99%
Percentage of debt bearing a fixed rate(1)	0%	0.01%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$529,421,914	100%	$522,594,055	100%
Non-accrual	—	—	—	—

Total	$529,421,914	100%	$522,594,055	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$339,969,950	100%	$338,013,752	100%
Non-accrual	—	—	—	—

Total	$339,969,950	100%	$338,013,752	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of December 31, 2020 and 2019, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$518,106,245	92.25%	$511,197,686	92.03%
Second Lien Junior Secured Debt	$11,315,669	2.01%	$11,396,369	2.05%
Preferred Stock	$6,993,227	1.25%	$7,495,949	1.35%
Common Stock	$2,076,055	0.37%	$2,663,040	0.48%
Warrants	$737,264	0.14%	$281,986	0.05%
Cash and cash equivalents	$22,410,622	3.98%	$22,410,622	4.04%

Total	$561,639,082	100%	$555,445,652	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2019:

	As of December 31, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$332,320,392	91.85%	$330,393,205	91.79%
Second Lien Junior Secured Debt	$7,649,558	2.11%	$7,620,547	2.11%
Preferred Stock	$4,648,225	1.28%	$4,861,847	1.35%
Common Stock	$1,624,199	0.45%	$1,518,353	0.42%
Warrants	$631,366	0.17%	$631,366	0.18%
Cash and cash equivalents	$14,931,791	4.14%	$14,931,791	4.15%

Total	$361,805,531	100%	$359,957,109	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2020 (with corresponding percentage of total portfolio investments):

	As of December 31, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$39,299,593	7.29%	$38,887,140	7.30%
Consumer Non-Cyclical	$10,215,267	1.89%	$9,866,617	1.85%
Digital Infrastructure & Services	$28,828,092	5.35%	$28,732,616	5.39%
Education	$9,177,391	1.70%	$9,108,599	1.71%
Energy	$21,301,663	3.95%	$19,283,664	3.62%
Financial Services	$8,525,237	1.58%	$8,527,428	1.60%
Healthcare & HCIT	$157,164,560	29.15%	$154,546,234	28.99%
Software & Tech Services	$255,942,203	47.46%	$257,378,914	48.28%
Transport & Logistics	$8,774,454	1.63%	$6,703,818	1.26%

	$539,228,460	100%	$533,035,030	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2019 (with corresponding percentage of total portfolio investments):

	As of December 31, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$29,492,348	8.50%	$29,467,961	8.54%
Consumer Non-Cyclical	$12,573,051	3.63%	$12,628,209	3.66%
Digital Infrastructure & Services	$35,923,507	10.36%	$35,849,013	10.39%
Education	$9,792,558	2.82%	$9,774,744	2.83%
Energy	$16,097,426	4.64%	$15,097,254	4.38%
Financial Services	$1,037,219	0.30%	$1,037,140	0.30%
Healthcare & HCIT	$77,923,042	22.46%	$77,112,970	22.35%
Pharmaceutical	$5,773,084	1.66%	$5,714,446	1.66%
Software & Tech Services	$145,364,022	41.91%	$145,699,305	42.23%
Specialty Finance	$2,810,973	0.81%	$2,804,891	0.81%
Transport & Logistics	$10,086,510	2.91%	$9,839,385	2.85%

	$346,873,740	100%	$345,025,318	100%

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

Results of Operations

The following is a summary of the Fund’s operating results for the years ended December 31, 2020 and 2019. For information regarding results of operations for the year ended December 31, 2018, see the Fund’s Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2019.

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Total investment income	$32,219,510	$21,734,867
Total expenses	21,788,050	17,121,122

Reimbursement payments to Adviser	2,439,175	107,841
Expense Reimbursement from Adviser	(89,757)	(447,556)
Waived Collateral Management Fees	(1,843,957)	(1,156,419)
Waived Management Fee	(1,863,539)	(380,701)
Waived Incentive Fees	(486,784)	(132,327)

Net investment income	12,276,322	6,622,907
Net realized and change in unrealized appreciation (depreciation) on investments	(3,775,639)	(1,055,465)
Net increase (decrease) in net assets resulting from operations	$8,500,683	$5,567,442
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$(879)	$—
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$8,501,562	$5,567,442

Investment Income

During the year ended December 31, 2020, the Fund’s investment income was comprised of $30,722,786 of interest income, which includes $2,455,450 from the net amortization of premium and accretion of discounts, $862,336 of payment-in-kind interest, and other fee income of $634,388.

During the year ended December 31, 2019, the Fund’s investment income was comprised of $21,204,120 of interest income, which includes $1,390,648 from the net amortization of premium and accretion of discounts, $301,603 of payment-in-kind interest, and other fee income of $229,144.

Operating Expenses

The composition of the Fund’s operating expenses for the years ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Interest and borrowing expenses	$8,616,494	$8,465,414
Management fees	6,091,338	3,688,293
Professional fees	1,722,056	1,507,579
Collateral management fees	1,843,957	1,156,419
Income-based incentive fee	1,790,567	981,757
Administration and custodian fees	451,514	347,444
Insurance expenses	289,496	261,351
Directors’ fees	200,000	144,606
Organization Costs	106,510	—
Transfer agent fees	50,199	28,600
Other expenses	625,919	539,659

Total expenses	21,788,050	17,121,122
Reimbursement payments to Adviser	2,439,175	107,841

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Expense reimbursement from Adviser	(89,757)	(447,556)
Waived collateral management fees	(1,843,957)	(1,156,419)
Waived management fees	(1,863,539)	(380,701)
Waived incentive fees	(486,784)	(132,327)

Net expenses	$19,943,188	$15,111,960

Total operating expenses for the year ended December 31, 2020 increased by approximately $4.8 million compared to the year ended December 31, 2019. The increase in 2020 is attributable primarily to higher base management fees and income-based incentive fees and Reimbursement Payments.

Interest and borrowing expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities and the Notes (as defined below) issued in the CLO Transaction (as defined below). The Fund first drew on the HSBC Credit Facility on November 15, 2017, the Barclays Credit Facility on January 30, 2019 and the Synovus Credit Facility on October 15, 2020. As of December 31, 2020, there were outstanding balances of $46,000,000 and $84,700,000 on the HSBC Credit Facility and Synovus Credit Facility, respectively, and an outstanding balance of $18,870,856 in secured borrowings (as defined below). As of December 31, 2019, there was an outstanding balance of $19,500,000 on the HSBC Credit Facility, and an outstanding balance of $0 in secured borrowings. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities (“CLOs”), and terminated the Barclays Credit Facility. The outstanding amount on the Notes is $211,337,498, net of unamortized discount and debt issuance costs as of December 31, 2020. The outstanding amount on the Notes was $210,336,633, net of unamortized discount and debt issuance costs as of December 31, 2019.

Interest and borrowing expenses for the years ended December 31, 2020 and December 31, 2019, were $8,616,494 and $8,465,414, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 2.87% and 4.39% for the years ending December 31, 2020 and December 31, 2019, respectively.

Management Fee

The gross management fee expenses for the years ended December 31, 2020 and 2019 were $6,091,338 and $3,688,293 respectively. The increase in the management fee for the year ended December 31, 2020 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the years ended December 31, 2020 and December 31, 2019, the Adviser waived management fees of $1,863,539 and $380,701, respectively.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2020, the Fund had principal repayments of $86,687,331, which includes $15,944,450 of revolver and delayed draw term loan paydowns, and $10,036,583 in sales, resulting in $569,369 of net realized gain.

During the year ended December 31, 2019, the Fund had principal repayments of $35,633,455, which included $8,974,614 of revolver and delayed draw term loan paydowns, and $7,834,771 in sales, resulting in $83,847 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2020, the Fund had $4,345,008 in net change in unrealized depreciation on $539,228,460 of investments in 123 portfolio companies. Unrealized depreciation for the year ended December 31, 2020 resulted from a decrease in fair value, primarily due to negative valuation adjustments on Level 3 securities.

During the year ended December 31, 2019, the Fund had $1,139,312 in net change in unrealized depreciation on $346,873,740 of investments in 85 portfolio companies. Unrealized depreciation for the year ended December 31, 2019 resulted from a decrease in fair value, primarily due to negative valuation adjustments on Level 2 names that are publicly quoted.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2020 and 2019, the net increase in net assets resulting from operations was $8,501,562 and $5,567,442, respectively. Based on the weighted average Shares outstanding for the years ended December 31, 2020 and 2019, the Fund’s per share net increase in net assets resulting from operations was $0.15 and $0.58, respectively.

Cash Flows

For the year ended December 31, 2020, cash increased by $7,478,831. During the same period, the Fund used $177,285,515 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2020, the Fund generated $184,764,346 from financing activities, primarily from borrowings on the Credit Facilities and Secured Borrowings, and issuance of Shares.

For the year ended December 31, 2019, cash increased by $12,421,583. During the same period, the Fund used $197,174,227 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2019, the Fund generated $209,595,810 from financing activities, primarily from borrowings on the Credit Facilities and CLO Notes, and issuance of Shares.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the year ended December 31, 2020, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2020, and December 31, 2019, the Fund had $22,410,622 and $14,931,791 in cash and cash equivalents on hand, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

The Fund’s primary use of funds from a credit facility will be investments in portfolio companies, cash distributions to holders of the Fund’s common stock and the payment of operating expenses.

In the future, the Fund may also securitize or finance a portion of its investments with a special purpose vehicle. If the Fund undertakes a securitization transaction, it will consolidate its allocable portion of the debt of any securitization subsidiary on its financial statements, and include such debt in its calculation of the asset coverage test, if and to the extent required pursuant to the guidance of the staff of the SEC.

Cash and cash equivalents as of December 31, 2020, taken together with the Fund’s uncalled Capital Commitments of $231,023,885, $4,000,000 undrawn amount on the HSBC Credit Facility and $15,300,000 undrawn amount on the Synovus Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months. As of December 31, 2020, the Fund had $22,410,622 in cash and cash equivalents. During the year ended December 31, 2020, the Fund used $177,285,515 for operating activities.

Credit Facilities

HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Agreement, as lenders. The initial maximum commitment amount (the “HSBC Maximum Commitment”) under the HSBC Credit Facility was $30 million. The HSBC Maximum Commitment amount may be increased upon request of the Fund to an amount agreed upon by the Fund and the HSBC Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the HSBC Administrative Agent, subject to certain terms and conditions. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ (as defined in the HSBC Credit Agreement) commitments (the “HSBC Commitments”) or reduce the HSBC Maximum Commitment by giving prior irrevocable written notice to the HSBC Administrative Agent. Any reduction of the HSBC Maximum Commitment shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the HSBC Commitments to $35 million or less (in each case, except for a termination of all the HSBC Commitments). Proceeds under the HSBC Credit Facility may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments.

Borrowings under the HSBC Credit Facility bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans (as defined in the HSBC Credit Agreement), Adjusted LIBOR (as defined in the HSBC Credit Agreement) for the applicable Interest Period (as defined in the HSBC Credit Agreement); and (ii) with respect to Reference Rate Loans (as defined in the HSBC Credit Agreement), the greatest of: (x) the rate of interest per annum publicly announced from time to time by the HSBC Administrative Agent as its prime rate, (y) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day (as defined in the HSBC Credit Agreement), the average of the quotation for such day on such transactions received by the HSBC Administrative Agent from three (3) Federal funds brokers of recognized standing selected by the HSBC Administrative Agent and, upon request of Borrowers (as defined in the HSBC Credit Agreement), with notice of such quotations to the Borrowers and (z) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus one hundred ninety basis points (1.90%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

On January 31, 2019, the Fund reduced its maximum available borrowings under the HSBC Credit Facility from $125 million to $50 million by giving notice to the HSBC Administrative Agent. Effective November 13, 2019, the Fund exercised its option to extend the maturity date of the HSBC Credit Facility to November 11, 2020. On November 10, 2020, the Fund entered into an amendment to the HSBC Credit Agreement (the “HSBC Credit Agreement Amendment”) concerning the HSBC Credit Facility. The HSBC Credit Agreement Amendment (i) extended the maturity date of the HSBC Credit Facility from November 11, 2020 to November 9, 2021, and (ii) inserted a provision permitting the Fund and the HSBC Administrative Agent to, upon the occurrence of certain conditions, amend the HSBC Credit Agreement to replace references to LIBOR with references to an alternate benchmark rate that may include a forward-looking rate based on the secured overnight financing rate or another alternate benchmark rate subject to certain conditions.

The Fund has an option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders and the HSBC Administrative Agent consents to the extension in their sole discretion, (ii) the Fund has paid an extension fee to the HSBC Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the HSBC Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request, (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 9, 2021, and (iv) the Fund has delivered an extension request to the HSBC Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 9, 2021.

Subject to certain terms and conditions, the HSBC Credit Facility is secured by a first priority, exclusive, perfected security interest and lien in and on all of the Fund’s right, title and interest, in, to and under, whether now existing or hereafter acquired or arising and wherever located (i) all of the Fund’s rights, titles, interests and privileges in and to the Capital Commitments, and the Capital Contributions made by its Investors, and all other rights, titles, interests, powers and privileges related to, appurtenant to or arising out of the Capital Commitments, (ii) all of the Fund’s rights, titles, interests, remedies, and privileges under the Constituent Documents (as defined in the HSBC Credit Agreement) (x) to issue and enforce Capital Calls and pending Capital Calls, (y) to receive and enforce Capital Contributions and (z) relating to Capital Calls, pending Capital Calls, Capital Commitments or Capital Contributions, and (iii) all proceeds of any and all of the foregoing.

The HSBC Credit Facility contains customary covenants and events of default (with customary cure and notice provisions).

As of December 31, 2020, the Fund had $46,000,000 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility. As of December 31, 2019, the Fund had $19,500,000 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility. The Fund intends to continue to utilize the HSBC Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the years ended December 31, 2020 and December 31, 2019, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Year Ended December 31,
	2020	2019
Interest and borrowing expenses	$656,225	$462,600
Unused facility fee	81,404	162,683
Amortization of deferred financing costs and upfront commitment fees	86,270	210,025

Total interest and borrowing expenses	$823,899	$835,308

Barclays Credit Facility

On December 19, 2018, the Fund formed ABPCIC Funding, an indirectly wholly-owned Delaware limited liability company, the primary purpose of which was to function as the Fund’s special purpose, bankruptcy remote, financing subsidiary in connection with the Barclays Credit Agreement, providing for borrowings in an aggregate amount up to $150,000,000 collateralized with certain assets sold to ABPCIC Funding by the Fund (the “Collateral”). The Fund was appointed as the Designated Manager of ABPCIC Funding and as such had full and exclusive control of ABPCIC Funding’s business and makes all decisions affecting its affairs (except with respect to certain material actions). On January 30, 2019, ABPCIC Funding entered into the Barclays Credit Agreement. Concurrently with the closing of the Barclays Credit Agreement, the Fund contributed and/or sold certain assets to ABPCIC Funding pursuant to a transfer agreement (the “Barclays Transfer Agreement”), by and between the Fund as seller and ABPCIC Funding as buyer. The Fund expected to continue to contribute and/or sell assets to ABPCIC Funding pursuant to the Barclays Transfer Agreement in the future.

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Barclays Custodian under an account control agreement by and among ABPCIC Funding, the Barclays Collateral Agent and the Barclays Custodian. The Barclays Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Barclays Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Barclays Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Barclays Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Barclays Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. The Fund did not incur any collateral management fees for the year ended December 31, 2020. For the year ended December 31, 2019, the Fund incurred collateral management fees of $426,758, which were voluntarily waived by the Adviser.

The Barclays Credit Facility provided for borrowings in an aggregate amount up to $150 million. Borrowings under the Barclays Credit Facility bore interest paid on an annual adjusted LIBOR for the relevant interest period, plus an applicable spread of 2.25%. ABPCIC Funding would also pay an unused commitment fee of .50% and the commitment would have expired on July 30, 2020. Interest and fees were paid quarterly in arrears. Any amounts borrowed under the Barclays Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable, on the earlier of (i) January 20, 2029, (ii) the date on which ABPCIC Funding issues collateralized loan obligation securities in a transaction for which the sole arranger is Barclays (or an affiliate thereof) or (iii) upon certain other events which result in accelerated maturity under the Barclays Credit Facility. Borrowing under the Barclays Credit Facility was subject to certain restrictions contained in the 1940 Act. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities, and terminated the Barclays Credit Facility. For a discussion of the CLO Transaction see “Notes to Consolidated Financial Statements — Note 4. Borrowings — Collateralized Loan Obligations.”

For the years ended December 31, 2020 and December 31, 2019, the components of interest expense related to the Barclays Credit Facility were as follows:

	For the Year Ended December 31,
	2020	2019
Interest and borrowing expenses	$—	$3,336,538
Commitment fees	—	56,338
Amortization of deferred financing costs	—	355,465

Total interest and borrowing expenses	$—	$3,748,341

Borrowings of ABPCIC Funding were considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of ABPCIC Funding under the Barclays Credit Facility were non-recourse to the Fund. The Barclays Credit Facility was in effect during 2019, but terminated on August 9, 2019.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II, entered into the Synovus Credit Facility. In connection with the Synovus Credit Facility, ABPCIC Funding II entered into, among other agreements, (i) the loan financing and servicing agreement (the “Synovus Loan Agreement”) with the Fund, as equityholder, the Adviser, as servicer (in such capacity, the “Synovus Servicer”), the lenders referred to therein, Synovus, as facility agent, and U.S. Bank, as collateral agent, collateral custodian and securities intermediary, (ii) the securities account control agreement (the “Synovus Control Agreement”), by and among ABPCIC Funding II, the Synovus Collateral Agent and the Synovus Securities Intermediary and (iii) the amended and restated sale and contribution agreement (the “Synovus Transfer Agreement”) by and between the Fund, as seller, and ABPCIC Funding II, as purchaser.

The Synovus Loan Agreement provides for borrowings in an aggregate amount up to $100 million. Borrowings under the Synovus Loan Agreement bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided in the Synovus Loan Agreement, in each case, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Loan Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) October 15, 2025 (or such later date mutually agreed to by ABPCIC Funding II and Synovus) or (ii) upon certain events which result in accelerated maturity under the Synovus Credit Facility. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the 1940 Act.

Borrowings under the Synovus Loan Agreement are secured by all of the assets held by ABPCIC Funding II. Pursuant to the Synovus Loan Agreement, the Adviser will perform certain duties with respect to the purchase and management of the assets securing the Synovus Credit Facility. The Adviser will not receive a fee under the Synovus Loan Agreement so long as the Adviser or an affiliate thereof remains the Synovus Servicer. ABPCIC Funding II will reimburse all reasonable expenses, disbursements and advances incurred or made by the Synovus Servicer in the performance of its obligations under the Synovus Loan Agreement. ABPCIC Funding II has made customary representations and warranties under the Synovus Loan Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Loan Agreement is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary under the Synovus Control Agreement. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pursuant to the Synovus Loan Agreement. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses.

On or prior to the closing of the Synovus Credit Facility, the Fund contributed and/or sold certain assets to ABPCIC Funding II pursuant to the Synovus Transfer Agreement, and the Fund expects to continue to contribute and/or sell assets to ABPCIC Funding II pursuant to the Synovus Transfer Agreement in the future. The Fund may, but shall not be required to, repurchase and/or substitute certain assets previously transferred to ABPCIC Funding II subject to the conditions specified in the Synovus Transfer Agreement and the Synovus Loan Agreement. As of December 31, 2020, the Fund had drawn $84,700,000 from the Synovus Credit Facility.

The Fund incurred certain customary fees, costs and expenses in connection with the closing of the Synovus Credit Facility.

For the year ended December 31, 2020, the components of interest expense related to the Synovus Credit Facility were as follows:

For the Year Ended December 31, 2020
Interest and borrowing expenses	$419,150
Unused facility fee	43,849
Amortization of deferred financing costs and upfront commitment fees	112,342

Total interest and borrowing expenses	$575,341

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

The Fund entered into the Macquarie Sale/Buy-Back on September 29, 2020. As of December 31, 2020, secured borrowings pursuant to the Macquarie Sale/Buy-Back were $18,870,856 with a maturity of less than thirty days. Interest expense and amortization of deferred financing costs on secured borrowings for the year ended December 31, 2020 were $48,928 and $8,910, respectively. Secured borrowings outstanding as of December 31, 2020 with Macquarie were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Businessolver.com, Inc.	12/23/2020	60 days or less from trade date	1.25	$5,312,058
Medbridge Holdings, LLC	12/23/2020	60 days or less from trade date	1.25	7,710,514
Higginbotham Insurance Agency, INC.	12/23/2020	60 days or less from trade date	1.25	5,848,284

				$18,870,856

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

The Adviser serves as collateral manager to the Issuer pursuant to the Collateral Management Agreement. For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the Collateral Management Agreement. For the year ended December 31, 2020, the Fund incurred a collateral management fee of $1,843,957, which was voluntarily waived by the Adviser.

The interest rate and outstanding borrowings under the Notes as of December 31, 2020 were as follows:

Notes	Principal Amount	Interest rate at December 31, 2020	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$176,706,612	178,352,361
Class A-2A	25,000,000	L+2.45%	24,790,490	25,361,000
Class A-2B	9,950,000	4.23%	9,840,396	10,639,316
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$211,337,498	$214,352,677

*Class B, Class C and Subordinated Notes have been eliminated in consolidation

The interest rate and outstanding borrowings under the Notes as of December 31, 2019 were as follows:

Notes	Principal Amount	Interest rate at December 31, 2020	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$175,875,031	178,195,723
Class A-2A	25,000,000	L+2.45%	24,673,826	24,889,050
Class A-2B	9,950,000	4.23%	9,787,776	9,916,279
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$210,336,633	$213,001,052

*Class B, Class C and Subordinated Notes have been eliminated in consolidation

For the years ended December 31, 2020 and December 31, 2019, the components of interest expense related to the Notes were as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Interest and borrowing expenses	$6,158,551	$3,359,202
Amortization of debt issuance costs	1,000,865	522,563

Total interest and borrowing expenses	$7,159,416	$3,881,765

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of its Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of December 31, 2020, the Fund received Capital Commitments of $447,843,050. Inception to December 31, 2020, the Fund received Capital Contributions to the Fund of $216,819,165. Proceeds from the issuance of Shares in respect of draw down notices described below were used for investing activities and for other general corporate purposes.

For the year ended December 31, 2020, the Fund received total Capital Commitments of $50,222,499, had $6,356,733 of dividend reinvestments and issued 713,215 Shares to stockholders that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to stockholders for an aggregate of $75,121,231 and issued 8,434,606 shares to stockholders in respect of such capital drawdowns. For the year ended December 31, 2019, the Fund received total Capital Commitments of $89,116,441, had $3,559,092 of dividend reinvestments and issued 358,450 Shares to stockholders that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its stockholders for an aggregate amount of $78,937,266 and issued 7,908,617 Shares to stockholders in respect of such capital drawdowns and $232,123 was withdrawn from the Fund for 23,338 Shares as part of the SBCAA share repurchase program.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2020	March 27, 2020	April 29, 2020	$0.24	$3,551,533
June 26, 2020	June 26, 2020	July 29, 2020	$0.13	$2,572,039
September 28, 2020	September 28, 2020	October 28, 2020	$0.15	$2,925,160
December 29, 2020	December 29, 2020	January 28, 2021	$0.16	$3,133,557

Total distributions declared			$0.68	$12,182,289

The following table summarizes distributions declared during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2019	March 27, 2019	April 25, 2019	$0.15	$1,057,242
June 28, 2019	June 28, 2019	July 19, 2019	$0.16	$1,690,999
September 25, 2019	September 26, 2019	October 30, 2019	$0.13	$1,674,929
December 27, 2019	December 27, 2019	January 30, 2020	$0.17	$2,119,822

Total distributions declared			$0.61	$6,542,992

For purposes of Section 19 of the 1940 Act, the Fund estimated the quarterly sources of any distributions paid during the period covered by this report in accordance with income tax regulations. Pursuant to Rule 19a-1(e) under the 1940 Act, the table below sets forth the actual source information for distributions paid during the fiscal year ended December 31, 2020. The information below is not provided for U.S. federal income tax reporting purposes. The tax character of all distributions is reported on Form 1099-DIV (for stockholders who receive U.S. federal tax reporting) at the end of each calendar year.

For the fiscal year ended December 31, 2020, the Fund did not make distributions that included a return of capital. The tax character of distributions paid during fiscal years ended December 31, 2020 and December 31, 2019 were as follows:

	Fiscal year ended December 31, 2020	Fiscal year ended December 31, 2019
Distributions paid from:
Ordinary Income	$11,751,072	$6,505,658
Long-term Capital Gains	$431,217	$37,334
Total taxable distributions paid	$12,182,289	$6,542,992
Return of Capital	—	—

Total Distributions paid	$12,182,289	$6,542,992

The character of distributions for U.S. federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or capital gains.

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

Contractual Obligations

The Fund has entered into certain contracts under which it has future commitments. Payments under the Advisory Agreement with the Adviser consist of (i) a base management fee equal to a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter and (ii) an incentive fee based on the Fund’s performance. The cost of both the base management fee and the incentive fee will ultimately be borne by the Fund’s stockholders. Under the Administration Agreement, the Fund will reimburse the Adviser an amount equal to the Fund’s allocable portion (subject to the review of the Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement. Stockholder approval is not required to amend the Administration Agreement or Expense Reimbursement Agreement. Any new investment advisory agreement would be subject to approval by the Fund’s stockholders.

The following table shows the Fund’s contractual obligations as of December 31, 2020:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Facility	$46.0	$46.0	$—	$—	$—
Synovus Credit Facility	$84.7	$—	$—	$84.7	$—
Secured borrowings	$18.9	$18.9	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178.2	$—	$—	$—	$178.2
Class A-2A Senior Secured Floating Rate Note	$25.0	$—	$—	$—	$25.0
Class A-2B Senior Secured Floating Rate Note	$9.95	$—	$—	$—	$9.95

The following table shows the Fund’s contractual obligations as of December 31, 2019:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Facility	$19.5	$19.5	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178.2	$—	$—	$—	$178.2
Class A-2A Senior Secured Floating Rate Note	$25.0	$—	$—	$—	$25.0
Class A-2B Senior Secured Floating Rate Note	$9.95	$—	$—	$—	$9.95

See “Notes to Consolidated Financial Statements — Note 4. Borrowings” for a discussion of the terms of the Credit Facilities and CLO Notes.

Off-Balance Sheet Arrangements

As of December 31, 2020, and December 31, 2019, the Fund had unfunded Capital Commitments related to Subscription Agreements of $231,023,885 and $255,922,617, respectively.

The Fund may become a party to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities.

As of December 31, 2020, the Fund’s off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	1,659,057	(49,772)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	(12,443)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	(22,337)
Alphasense, Inc.	Delayed Draw Term Loan	12/22/2021	1,937,915	—
Alphasense, Inc.	Revolver	05/29/2024	872,355	—
American Physician Partners, LLC	Revolver	12/21/2021	97,681	(3,907)
AMI US Holdings, Inc.	Revolver	04/01/2024	306,489	(4,597)
Analogic Corporation	Revolver	06/22/2023	213,889	(7,486)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(7,726)
Avetta, LLC	Revolver	04/10/2024	494,396	(9,888)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	05/17/2021	482,932	(9,659)
Azurity Pharmaceuticals, Inc.	Revolver	03/21/2023	482,932	(9,659)
Banneker V Acquisition, Inc.	Delayed Draw Term Loan	12/04/2021	1,037,198	(20,744)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	(5,186)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	1,288,304	(19,325)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	(4,295)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	321,733	(12,870)
Businesssolver.com, Inc.	Revolver	05/15/2023	323,529	—
Captain D’s, Inc.	Revolver	12/15/2023	51,331	(513)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	12/31/2022	2,443,965	(24,440)
Coding Solutions Acquisition, Inc	Revolver	12/31/2025	96,983	(1,939)
Datacor Holdings, Inc.	Revolver	12/26/2025	643,849	(12,877)
Datacor Holdings, Inc.	First Lien Delayed Draw Term Loan	12/28/2022	2,575,396	(25,754)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	1,053,759	(160,698)
Dillon Logistics, Inc.	Revolver	12/11/2023	215,110	(116,160)
Dispatch Track, LLC	Revolver	12/17/2024	301,930	(3,020)
E2open LLC	Revolver	11/26/2024	72,652	—
Engage2Excel, Inc.	Revolver	03/07/2023	119,353	(4,774)
EnterpriseDB Corporation	Revolver	06/21/2024	696,355	(6,964)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	05/17/2021	839,091	(4,195)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	642,451	(9,636)
EvolveIP, LLC	Revolver	06/07/2023	566,868	(8,503)
Exterro, Inc.	Revolver	05/31/2024	247,500	(1,238)
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	(26,580)
Faithlife, LLC	Revolver	09/18/2025	279,053	(5,581)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	(4,430)
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	12/30/2022	2,932,758	(29,327)
Fuze, Inc.	Delayed Draw Term Loan	09/20/2021	1,814,240	(7,439)
Fuze, Inc.	Revolver	09/20/2024	1,295,886	(18,531)
GHA Buyer, Inc.	Fifth Amendment Delayed Draw Term loan	12/14/2021	58,528	—
GHA Buyer, Inc.	Revolver	06/24/2025	951,077	—
Global Radar Holdings, LLC	Revolver	12/31/2025	581,896	(11,637)
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2021	3,683,720	(36,837)
GS AcquisitionCo, Inc.	Fourth Delayed Draw Term Loan	12/02/2021	498,802	(3,741)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	382,916	(5,743)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	11/25/2022	1,671,253	(12,535)
INH Buyer, Inc.	Revolver	01/31/2024	205,858	(3,088)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	481,201	(6,015)
Kaseya Inc.	Revolver	05/02/2025	191,755	(3,835)
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	1,445,322	(36,133)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(27,524)
Metametrics, Inc.	Revolver	09/10/2025	651,183	(13,024)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	06/09/2022	3,062,613	(15,313)
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,225,045	(24,501)
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	(3,956)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	09/30/2021	1,001,811	(23,794)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	328,125	(42,656)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(10,322)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(6,167)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(6,989)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,795)
PF Growth Partners, LLC	Delayed Draw Term Loan	07/11/2021	240,285	(4,806)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	1,767,548	(35,351)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	322,749	(6,455)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	234,363	(2,343)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	(2,929)
Real Capital Analytics, Inc.	Revolver	10/02/2024	694,740	—
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	03/19/2021	1,326,335	—
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	442,112	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)
SecureLink, Inc.	Revolver	10/01/2025	439,523	(6,593)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(33,292)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
Sirsi Corporation	Revolver	03/15/2024	553,741	(6,921)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(20,405)
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(9,974)
Smile Brands, Inc.	Revolver	10/12/2023	254,808	(4,459)
Star2star Communications, LLC	Delayed Draw Term Loan	03/11/2022	640,576	—
Star2star Communications, LLC	Revolver	03/13/2025	960,864	—
Streamsets, Inc.	Revolver	11/25/2024	350,524	(9,737)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(7,887)
Sysnet North America, Inc.	Delayed Draw Term Loan B1	12/30/2021	3,863,094	(57,946)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(13,429)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	1,148,009	(13,432)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	690,532	(12,084)
Theranest, LLC	Revolver	07/24/2023	428,571	(10,714)
TRGRP, Inc.	Revolver	11/01/2023	333,333	(6,666)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Women’s Health USA, Inc.	Revolver	10/09/2023	175,583	(2,195)
ZBS Alliance Animal Health, LLC	First Amendment Delayed Draw Term Loan	10/19/2022	2,253,772	(45,076)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	226,780	(4,536)

Total 1st Lien/Senior Secured Debt			76,225,252	(1,297,537)

Foundation Risk Partners, Corp.	2nd Lien Delayed Draw Term Loan	12/30/2022	1,256,896	(14,140)

Total 2nd Lien/Senior Secured Debt			1,256,896	(14,140)

Total			$77,482,148	$(1,311,677)

As of December 31, 2019, the Fund’s off-balance sheet arrangements consisted of the following:

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	$646,653	$(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	$558,432	$(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	$961,256	$(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	$266,402	$(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	$612,979	$(12,260)
Analogic Corporation	Revolver	6/22/2023	$258,261	$(3,616)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	$1,235,991	$(12,360)
Avetta, LLC	Revolver	4/10/2024	$494,396	$(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	$1,288,304	$(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	$2,576,608	$(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	$429,435	$(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	$119,189	$(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	$383,845	$(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	$194,118	$—
Captain D’s, Inc.	Revolver	12/15/2023	$60,466	$(604)
CutisPharma, Inc.	Revolver	3/21/2023	$482,932	$(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	$482,932	$(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	$1,810,522	$(17,562)
Degreed, Inc.	Revolver	5/31/2024	$417,813	$(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	$5,268,797	$(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	$158,064	$(3,161)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
Dillon Logistics, Inc.	Revolver	12/11/2023	$41,191	$(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	$169,081	$(2,537)
E2open LLC	Revolver	11/26/2024	$311,365	$(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	$664,490	$(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	$125,635	$(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	$696,355	$(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	$839,091	$(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	$755,824	$(11,337)
EvolveIP, LLC	Revolver	6/7/2023	$566,868	$(8,503)
Exterro, Inc.	Revolver	5/31/2024	$330,000	$(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	$253,142	$(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	$2,591,772	$(117,926)
Fuze, Inc.	Revolver	9/20/2024	$388,766	$(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	$364,466	$(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	$131,560	$(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$570,916	$(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	$675,044	$(6,750)
GHA Buyer, Inc.	Revolver	10/23/2023	$202,513	$(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	$108,813	$(1,360)
GS AcquisitionCo, Inc.	Second Supplemental Delayed Draw Term Loan	8/2/2021	$1,934,450	$(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	$2,365,584	$—
INH Buyer, Inc.	Revolver	1/31/2024	$205,858	$(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	$6,179,466	$(77,243)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	$64,919	$(1,136)
Metametrics, Inc.	Revolver	9/10/2025	$651,183	$(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	$328,125	$(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	$1,312,500	$(26,250)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	$458,721	$(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	$616,682	$(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	$300,356	$(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	$1,643,567	$(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	$468,424	$(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	$138,948	$(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	$467,302	$(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	$161,139	$(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	$575,767	$(5,758)
Selligent, Inc.	Revolver	11/3/2023	$200,660	$(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	$1,040,369	$(10,404)
Single Digits, Inc.	Revolver	12/21/2023	$416,148	$(4,161)
Sirsi Corporation	Revolver	3/15/2024	$332,245	$(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	$333,798	$—
Smile Brands, Inc.	Revolver	10/12/2023	$220,833	$—
Sugarcrm, Inc.	Revolver	7/31/2024	$310,244	$—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	$1,125,756	$(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	$562,878	$(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	$225,317	$(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	$27,828	$(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	$596,865	$(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	$1,726,330	$(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	$656,005	$(11,480)

Investment Type	Facility Type	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	$1,386,857	$(20,803)
Theranest, LLC	Revolver	7/24/2023	$428,571	$(8,571)
TRGRP, Inc.	Revolver	11/1/2023	$333,333	$(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	$96,435	$—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	$6,659,893	$—
Velocity Purchaser Corporation	Revolver	12/1/2022	$193,237	$—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	$4,535,600	$(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	$181,424	$(3,628)

Total 1st Lien/Senior Secured Debt			$71,406,720	$(1,007,901)

Total			$71,406,720	$(1,007,901)

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

As of December 31, 2020, and December 31, 2019, the Fund had total senior securities of $360,908,354 and $229,836,633, respectively, consisting of borrowings under the Credit Facilities, secured borrowings and Notes, and had asset coverage ratios of 162% and 163%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

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

The audit committee of the Board (the “Audit Committee”) is also responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation firms, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Fund considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2020, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(81,989)	$(877,090)	$795,101
Up 100 basis points	1,181,307	3,224,000	(2,042,693)
Up 200 basis points	6,504,142	6,563,000	(58,858)
Up 300 basis points	11,851,392	9,902,000	1,949,392

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

Management’s report on internal control over financial reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Fund’s Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2020.

Changes in internal controls over financial reporting

There have been no changes in the Fund’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the Fund’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board Purpose and Structure

The Fund’s business and affairs are managed under the direction of the Board. The Board is divided into three classes of directors serving staggered three-year terms and consists of five members, three of whom are not “interested persons” of the Fund, the Adviser or their respective affiliates under Section 2(a)(19) of the 1940 Act. The Fund refers to these individuals as its “Independent Directors.” The Board elects its officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities. Oversight of the Fund’s investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of the Fund’s investment activities. The Board anticipates reviewing risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Fund’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee, and may establish additional committees from time to time as necessary. The scope of the responsibilities assigned to each of these committees is discussed in greater detail below. J. Brent Humphries, an “interested person” of the Fund, serves as Chairman of the Board and President of the Fund. The Fund believes that Mr. Humphries’ history with the Adviser as its President and Chairman of the Investment Committee and his extensive knowledge of and experience in the financial services industry qualify him to serve as the Chairman of the Board. The Fund’s view is that it is best served through this existing leadership structure, as Mr. Humphries’ relationship with the Adviser provides an effective bridge and encourages an open dialogue between management and the Board, ensuring that both groups act with a common purpose.

The Board does not have a lead Independent Director. The Fund is aware of the potential conflicts that may arise when a non-Independent Director is Chairman of the Board, but believes these potential conflicts are offset by its strong corporate governance practices. The Fund’s corporate governance practices include regular meetings of the Independent Directors in executive session without the presence of interested Directors and management and the establishment of an Audit Committee and a Nominating and Corporate Governance Committee, each of which is comprised solely of Independent Directors.

Board Meetings and Attendance

During 2020, including both regularly scheduled and special meetings, the Board met a total of four times, the Audit Committee met a total of four times and the Nominating and Corporate Governance Committee met a total of two times. During 2020, none of the Fund’s Directors attended fewer than 75% of the meetings of the Board. Additionally, in 2020, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All directors are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each director to make a diligent effort to attend all Board and committee meetings. The Fund does not have a formal policy regarding director attendance at an annual meeting of stockholders. All of the Fund’s directors attended the 2020 annual meeting of stockholders via video webcast.

Board of Directors and Executive Officers

Directors

Under the Fund’s articles of incorporation, the Fund’s directors are divided into three classes. At each annual meeting, directors are elected for staggered terms of three years, with the term of office of only one of these three classes of directors expiring each year.

Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding the Board is as follows:

Name	Age	Class	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	53	Class I	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2023
Matthew Bass	42	Class II	Interested Director	2016	2021
Independent Directors
Terry Sebastian	53	Class I	Director	2016	2023
John G. Jordan	50	Class II	Director	2016	2021
Richard S. Pontin	67	Class III	Director	2016	2022

The address for each of the Fund’s directors is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41st Floor, New York, New York 10105.

Executive Officers Who Are Not Directors

Name	Age	Executive Officer Since	Position
Mark R. Manley	58	2016	Chief Compliance Officer
Wesley Raper	42	2016	Chief Financial Officer

Biographical Information

Directors

The Fund’s directors have been divided into two groups – interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

J. Brent Humphries, the Fund’s President and the Chairman of the Board, is also the President of the Adviser, which is responsible for all investment decisions for the Fund. Brent Humphries joined AB in 2014 as a founding member and President of the Adviser, where he has primary responsibility for overseeing all aspects of the business, including chairing the investment committee, fundraising, investor relations, investment originations, structuring and underwriting, as well as ongoing portfolio management and compliance. He previously held the same position with Barclays Private Credit Partners LLC. Prior to joining Barclays, Humphries served as group head, generalist financial sponsor coverage for the Goldman Sachs Specialty Lending Group, and later led its structured private equity initiative. Before that, he served as a partner and managing director of the Texas Growth Fund and TGF Management Corp., a middle-market private equity fund and investment advisor, respectively. Humphries previously worked in leveraged finance with NationsBank and J.P. Morgan, and as a financial analyst with Exxon. He holds a B.B.A. in finance with an emphasis in accounting from the University of Oklahoma and an M.B.A. from the Harvard Business School. The Fund believes that Mr. Humphries’ experience in middle market corporate credit is a significant competitive advantage for the Fund.

Matthew Bass is Head of Private Alternatives and a member of AB’s Operating Committee. As head of AB’s Private Alternatives strategic business unit, he is responsible for the leadership and strategic growth of the business, which includes all of AB’s private market investment strategies. Previously, Bass held various roles in the firm’s Alternatives business (including as head of Alternatives and Multi-Asset Business Development, and COO), where he was responsible for business strategy, sourcing of new investment teams, product development and capital raising. Prior to joining the firm in 2010, Bass was a program director at the United States Department of the Treasury, responsible for the design and implementation of various real estate and real estate capital-markets programs pursuant to the Troubled Asset Relief Program. Before that, he was a vice president at The Blackstone Group’s GSO Capital Partners unit. Bass began his career in the Financial Institutions Investment Banking Group at UBS. Mr. Bass holds a B.S. in Finance from Lehigh University. He was selected as an Interested Director because of his prior leadership experience, significant investment knowledge and financial expertise.

Independent Directors

John G. Jordan is an Advisory Board Member of LBJ Family Wealth Advisors, Ltd., a position he has held since 2015 and a managing member of Viaje 254, LLC, Evans 254, LLC and 2FiveFour, LLC, positions he has held since 2018. He has also been the Chief Financial Officer of woombikes USA, LLC and a member of the Finance Committee of Texas Tribune, Inc. since 2020. From 2000 to 2015 he was President and a member of the Board of Directors of BusinesSuites, LP, which he grew into the third largest provider of shared office space, virtual offices, and meeting rooms in North America. In 2015 BusinesSuites, LP was renamed Watch Hill Holdings, LP, and from that time through 2017, Mr. Jordan served as the entity’s President and a member of its Board of Directors. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010-2015, as a member of the Board of Directors of Texas 4000 for Cancer, a non-profit organization, from 2010–2014, and as the Treasurer, President, and a member of the Board of Directors of the Global Workspace Association from 2008–2013. Prior to 2000, he held positions as Director of Business Development of SiLogiX, LLC, Investment Associate at the LBJ Holding Company, Assistant Vice President of Bank One, Texas, N.A. and Financial Analyst at CFO Services Inc. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000–2006. Mr. Jordan was selected as one of the Fund’s Independent Directors because of his prior board experience and financial expertise.

Richard S. Pontin served as a member the Board of Directors and audit committee of Tangoe, a leading provider of information Technology and telecom asset and financial management services for global enterprises, from 2007 through June 2017. He previously served as Executive Chairman of Tangoe from 2007–2009 and as Chief Executive Officer and a member of the Board of Directors of its predecessor company, TRAQ Wireless, from 2004–2007. Mr. Pontin also served as a member of the Board of Directors and the Compensation Committee of PlumChoice Inc. from 2010–2018. Since 2002 Mr. Pontin has also been an advisor to private equity and venture capital companies and entrepreneurs. He has advised several firms, focusing on corporate strategy, business planning, competitive analysis, M&A due diligence, KPI/metric implementation, product planning, and interim Chief Executive Officer Management. Mr. Pontin was an Executive Partner at Teakwood Capital from 2011 to 2015. Between 2002 and 2011 Mr. Pontin served as the Chief Executive Officer of each of Airclic, Inc., Airband Communications, and Ionex Telecom. Prior to 2002, he served as President and Chief Operating Officer of Broadwing Communications and President and Chief Operating Officer of Cincinnati Bell, Inc., and held various positions at Nextel Communications, Bell South, MCI Communications, AT&T and Marion Laboratories. Mr. Pontin holds a B.S. in Biological Science and an M.B.A. from Drexel University, and is a member of the National Association of Corporate Directors, where he was recognized as the 2015 Governance Fellow for Excellence in Board Management and Governance. Mr. Pontin was selected as one of the Fund’s Independent Directors because of his financial expertise and his significant leadership, corporate governance, management and advisory experience.

Terry Sebastian is an Operating Partner with Lake Pacific Partners, a private equity investment firm based in Chicago, IL focused on investments in the food sector where he has been involved since 2000. At Lake Pacific, he has served as a board member or senior executive in several portfolio companies including Cal Pacific Specialty Foods from 2009–2017, Maxi from 2002–2011, Gladson from 2005–2011 and Teepak Holdings from 2001–2008. Beginning in 2019, he serves as Chairman of Innovative Freeze Dried Food. Prior to Lake Pacific, Mr. Sebastian was a senior vice president at Natural Nutrition Group from 1996–1999 and an executive at McCain Foods from 1993–1994. He began his career as a management consultant at Booz, Allen & Hamilton. In addition to his commercial activities, Mr. Sebastian has served in several non-profit and industry roles. He previously served as a member of the board of directors of the California Strawberry Commission from 2012–2017 and as the Chairman of the Processing Strawberry Advisory Board from 2015–2017. Mr. Sebastian holds an M.B.A. from the Harvard Business School and a B.B.A. with high honors from the University of Texas at Austin. Mr. Sebastian was selected as one of the Fund’s Independent Directors because of his prior board and management experience.

Executive Officers Who Are Not Directors

Mark R. Manley, the Fund’s Chief Compliance Officer, has served as the Deputy General Counsel of AB since 2004 and Chief Compliance Officer of AB since 1988. Mr. Manley joined AB in 1984. Mr. Manley is the Chairman of AB’s Internal Compliance Controls Committee, is a member of the firm’s Code of Ethics Oversight Committee, and is a member of nearly all of AB’s operating committees. Mr. Manley received his J.D. from New York Law School in 1989 and was admitted to the Bar in the State of New York in 1990. He received his B.A. from St. John’s University in 1984.

Wesley Raper, the Fund’s Chief Financial Officer, joined AB in 2014 as founding member and Chief Operating Officer of the Adviser, where he is involved in strategy and planning, operations, financing, accounting, portfolio analyses, cash management and compliance. He previously held the same role at Barclays Private Credit Partners LLC from 2008 to 2014. Mr. Raper was a vice president in the Information Technology Group at Barclays LLC from 2000 to 2008. He holds an MEng from the University of Bristol and an M.S. in Finance from the Zicklin School of Business at Baruch College.

Code of Ethics

The Fund and the Adviser each have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by the Fund’s personnel. The code of ethics applies to, among others, the Fund’s senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Fund. The Fund’s codes of ethics generally do not permit investments by its employees in securities that may be purchased or held by the Fund. Persons subject to this code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. A copy of the Fund’s code of ethics is available to the Fund’s stockholders on the Fund’s website: www.alliancebernstein.com/corporate/management/corporate-governance.htm.

Committees of the Board of Directors

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee and may establish additional committees in the future. All directors are expected to attend least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each director to make a diligent effort to attend all Board and committee meetings.

Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. A copy of the Audit Committee’s charter is available to stockholders on the Fund’s website. The members of the Fund’s Audit Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director and meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. Mr. Pontin serves as Chair of the Audit Committee. The Board has determined that Mr. Pontin is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Audit Committee is responsible for assisting the Board in its oversight of the accounting and financial reporting policies and practices.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by the Board. A copy of the Nominating and Corporate Governance Committee’s charter is available to stockholders on the Fund’s website. The members of the Nominating and Corporate Governance Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director. Mr. Jordan serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations and industry best practices. The Fund’s Nominating and Corporate Governance Committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of the Fund’s bylaws. The Fund expects that the 2021 annual meeting of stockholders will be held in August, 2021, but the exact date, time and location of such meeting have yet to be determined. A stockholder who intends to present a proposal at that annual meeting, including nomination of a director, must submit the proposal in writing to the Secretary of the Fund, 1345 Avenue of the Americas, 41st Floor, New York, New York, 10105, Attention: Emerson Lee, Secretary. Notices of intention to present proposals, including nomination of a director, at the 2021 annual meeting must be received by the Fund not earlier than the 150th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting nor later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. However, if the date of the 2021 annual meeting is advanced or delayed by more than 30 days from the anniversary of the 2020 annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. In order for a proposal to be considered for inclusion in the Fund’s proxy statement for the 2021 annual meeting, the Fund must receive the proposal no later than the 120th day prior to the first anniversary of the date of the Fund’s proxy statement for the preceding year’s annual meeting. The submission of a proposal does not guarantee its inclusion in the Fund’s proxy statement or presentation at the meeting unless certain securities law requirements are met. The Fund reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements. The Nominating and Corporate Governance Committee will consider and evaluate nominee candidates properly submitted by stockholders on the same basis as it considers and evaluates candidates recommended by other sources.

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

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a Board that best serves the Fund’s needs and the interests of its stockholders. In addition, as part of the Board’s annual-self assessment, the members of the Nominating and Corporate Governance Committee will evaluate the membership of the Board and whether the Board maintains satisfactory policies regarding membership selection.

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

The Fund does not currently have any employees and does not expect to have any employees. Services necessary for the Fund’s business will be provided by individuals who are employees of the Adviser, State Street Bank and Trust Company, (the “Administrator”) or their respective affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement, as applicable. The Fund’s day-to-day investment and administrative operations will be managed by the Adviser and the Administrator. Most of the services necessary for the origination and administration of the Fund’s investment portfolio will be provided by investment professionals employed by the Adviser, the Administrator or their affiliates.

None of the Fund’s executive officers will receive direct compensation from the Fund. The Fund may reimburse the Adviser the allocable portion of the compensation paid by the Administrator (or its affiliates) to the Fund’s Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to the Fund’s business and affairs). See “Business — Investment Advisory Agreement” and “Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

No compensation is expected to be paid to the Fund’s directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. For fiscal year 2020, each independent director received an annual retainer of $65,000. In addition, the Chair of the Fund’s Audit Committee received an annual retainer of $5,000. The Fund has obtained directors’ and officers’ liability insurance on behalf of its directors and officers. Independent directors will have the option of having their directors’ fees paid in Shares issued at a price per share equal to the per share net asset value of the Fund’s common stock.

The table below sets forth the compensation received by each director from the Fund for the fiscal year ended December 31, 2020.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation ($)
Interested Director
J. Brent Humphries	—	—	—	—	—	—	—
Matthew Bass	—	—	—	—	—	—	—
Independent Directors
John G. Jordan	$65,000	—	—	—	—	—	$65,000
Richard S. Pontin	$70,000	—	—	—	—	—	$70,000
Terry Sebastian	$65,000	—	—	—	—	—	$65,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2021, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to the Fund to beneficially own 5.0% or more of the outstanding Shares, and the executive officers and directors as a group.

The percentage ownership is based on 2,388 Shares outstanding as of March 30, 2021. As of such date, there were no Shares subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Fund’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Shares beneficially owned. The address for each listed individual is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41st Floor, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	0%
Matthew Bass	—	0%
Executive Officer	—	0%
Wesley Raper	—	0%
Independent Directors		0%
John G. Jordan	8,070.071	*
Richard S Pontin	—	0%
Terry Sebastian	7,068.634	*
All Directors and Executive Officers as a Group	—	0%

Owners of 5% or more of the Fund’s common stock AB Private Credit Investors Corporation		0%

*	Represents less than 1%

Item 13.	Certain Relationships and Related Transactions

Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons, Policies and Procedures for Managing Conflicts; Co-investment Opportunities

Certain members of the Adviser’s senior investment team and Investment Committee serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as the Fund does, or of investment vehicles managed by the Adviser or AB with similar investment objectives. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. See “Risk Factors — Risks Related to The Fund’s Business and Structure — There are significant potential conflicts of interest which could impact the Fund’s investment returns.” As a result, members of the Adviser’s senior investment team, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among the Fund and other investment vehicles managed by the Adviser with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for the Fund as well as one or more other investment funds, accounts or vehicles managed by the Adviser’s senior investment team, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates and consistent with the Order described below. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of the Fund’s or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to the Fund, the timing of acquisitions and dispositions of investments, the price paid or received by the Fund for investments or the size of the investment purchased or sold by the Fund. The Adviser believes that this allocation system is fair and equitable, and consistent with its fiduciary duty to the Fund. In particular, the Fund has disclosed to investors how allocation determinations are made among any investment vehicles managed by the Adviser.

The Fund may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with the Fund’s investment strategy as well as applicable law and SEC staff interpretations, as well as the exemptive order that the Fund and certain of its affiliates received from the SEC on August 6, 2018, which expands relief previously granted to the Fund on October 11, 2016, and which the Fund refers to as the “Order.” Absent the Order, the Fund’s ability to co-invest would have been more limited. The Order expands the Fund’s ability to co-invest in portfolio companies with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, the Fund is permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and its stockholders and do not involve overreaching in respect of the Fund or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s stockholders and is consistent with the Fund’s investment objective and strategies. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the Order.

Investment Advisory Agreement

The Fund entered into the Advisory Agreement with the Adviser on November 13, 2019. For the year ended December 31, 2020, the Fund incurred a management fee of $6,091,338, of which $1,863,539 was voluntarily waived by the Adviser. For the year ended December 31, 2020, the Fund incurred an income-based incentive fee of $1,790,567, of which $486,784 was voluntarily waived by the Adviser. There was $0 in capital gains incentive fees paid to the Adviser as of December 31, 2020. For the year ended December 31, 2019, the Fund incurred a management fee of $3,688,293, of which $380,701 was voluntarily waived by the Adviser. For the year ended December 31, 2019, the Fund incurred an income-based incentive fee of $981,757, of which $132,327 was voluntarily waived by the Adviser. There was $0 in capital gains incentive fees paid to the Adviser as of December 31, 2019. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities for the Fund, underwriting and conducting diligence on the Fund’s investments and monitoring the Fund’s investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of the Fund’s investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Fund’s portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause the Fund to make more speculative investments that the Fund would otherwise make in the absence of such fee structure.

Mr. Humphries, the Fund’s President and Chairman of the Board, is a member of the Adviser’s Investment Committee, and the Fund Chief Financial Officer, Wesley Raper, and other members of the senior management and the Investment Committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Fund does, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Fund’s best interest or in the best interest of its investors. The Fund’s investment objective may overlap with the investment objectives or such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Fund’s strategy, and the Fund may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Fund and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. See “Risk Factors — Risks Related to the Fund’s Business and Structure — There are significant potential conflicts of interest which could impact the Fund’s investment returns; — The Fund’s incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so; — The compensation the Fund will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to the Fund than if such terms had been the subject of arm’s-length negotiations; — The Fund may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Fund.”

Administration Agreement and Expense Reimbursement Agreement

The Fund has entered into an administration agreement with the Administrator (the “Administration Agreement”) and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator is responsible for providing the Fund with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Expense Reimbursement Agreement, the Fund pays the Adviser an amount equal to its allocable portion (subject to the review of the Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. See “Business — Administration Agreement” and “Risk Factors — Risks Related to the Fund’s Business and Structure — There are significant potential conflicts of interest which could impact the Fund’s investment returns.”

Expense Support and Conditional Reimbursement Agreement

On September 29, 2017, the Fund and the Adviser entered into an agreement, which the Fund refers to as the “Expense Support and Conditional Reimbursement Agreement,” to limit certain of the Fund’s Operating Expenses, as defined in the Expense Support and Conditional Reimbursement Agreement, to no more than 1.5% of the Fund’s average quarterly gross assets. To achieve this percentage limitation, the Adviser has agreed to reimburse the Fund for certain Operating Expenses on a quarterly basis, any such payment by the Adviser is referred to as an “Expense Payment,” and the Fund has agreed to later repay such amounts, any such payment by the Fund is referred to as a “Reimbursement Payment,” pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement.

As of December 31, 2020, the amount of Expense Payments provided by the Adviser since inception was $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Percentage Limit(2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	13,879	1,072,603	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%

Total	$4,874,139	$2,547,016	$2,327,123

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

Transfer Agency Agreement

On September 26, 2017, the Fund and AllianceBernstein Investor Services, Inc., which the Fund refers to as “ABIS,” an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. The Adviser, for its services to the Fund, will be entitled to receive base management and incentive fees. In addition, under the Advisory Agreement and to the extent permitted by applicable law and in the discretion of the Board, the Fund indemnifies the Adviser and certain of its affiliates. See “Business — Investment Management and Advisory Agreement.”

For information regarding the independence of the Fund’s directors, see “Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP for professional services performed for the Fund’s fiscal years ended December 31, 2020 and 2019:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees	$$310,000	$263,300
Audit Related Fees	—	—
Tax Fees	111,000	55,295
All Other Fees	—	—

Total Fees	$421,000	$318,595

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of the Fund’s financial statements, review of financial statements included in the Fund’s Quarterly Reports on Form 10-Q and services that are normally provided by PwC in connection with statutory and regulatory filings.

Audit Related Fees. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Fund’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2020 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

(a) Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.3	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
4.1	Description of Securities of AB Private Credit Investors Corporation.*
10.1	Revolving Credit Agreement, dated November 15, 2017, by and between the Fund, as Borrower, and HSBC Bank USA, National Association, as the Administrative Agent and Lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 20, 2017).
10.2	First Amendment and Waiver to Revolving Credit Agreement, dated as of November 14, 2018 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 20, 2018).
10.3	Second Amendment and Waiver to the Revolving Credit Agreement, dated as of December 19, 2018 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on December 20, 2018).
10.4	Fourth Amendment to Revolving Credit Agreement, dated as of November 10, 2020 (incorporated by reference to Exhibit 10.1 to the Fund’s quarterly report on Form 10-Q (File No. 814-01196) filed on November 13, 2020.
10.5	Account Control Agreement, dated as of January 30, 2019, by and among ABPCIC Funding I LLC, U.S. Bank National Association, as the collateral agent and secured party, and U.S. Bank National Association, as the custodian and securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).
10.6	Collateral Management Agreement, between ABPCIC Funding I LLC and the Adviser, as collateral manager, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).
10.7	Collateral Administration Agreement, among ABPCIC Funding I LLC, the Adviser, as collateral manager and U.S. National Bank Association, as collateral administrator, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).
10.8	Master Loan Sale and Contribution Agreement, between the Fund, as seller, and ABPCIC Funding I LLC, as buyer, dated as of January 30, 2019 (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 5, 2019).
10.9	Administration Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.10	Custodian Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.11	Expense Support and Conditional Reimbursement Agreement, dated September 29, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.12	Transfer Agency Agreement, dated September 26, 2017, by and between the Fund and AllianceBernstein Investor Services Inc. (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.13	Amended and Restated Dividend Reinvestment Plan, effective as of August 6, 2018 (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K (File No. 000-55640) filed on August 7, 2018).
10.14	License Agreement, dated August 14, 2017, by and between the Adviser and the Fund (incorporated by reference to Exhibit 10.2 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.15	Expense Reimbursement Agreement, dated August 14, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.4 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.16	Amended and Restated Investment Advisory Agreement, dated November 13, 2019, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on November 14, 2019).
10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.18	Indenture by and among ABPCI Direct Lending Fund CLO VI Ltd, as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank National Association, as trustee, dated as of August 9, 2019 (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2019).
10.19	Loan Financing and Servicing Agreement, dated as of October 15, 2020, among ABPCIC Funding II LLC, as borrower, AB Private Credit Investors LLC, as servicer, AB Private Credit Investors Corporation, as equityholder, the lenders from time to time parties hereto, Synovus Bank, Specialty Finance Division, as facility agent and U.S. Bank National Association, as collateral agent, collateral custodian and securities intermediary (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.20	Securities Account Control Agreement, dated as of October 15, 2020, by and among ABPCIC Funding II LLC, as pledgor, U.S. Bank National Association, as secured party, and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.21	Amended and Restated Sale and Contribution Agreement, between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding II LLC, as purchaser, dated as of October 15, 2020 (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
21.1	Subsidiaries of AB Private Credit Investors Corporation*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 16	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2021		AB PRIVATE CREDIT INVESTORS CORPORATION

	By:	/s/ J. Brent Humphries
J. Brent Humphries President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2021	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer and Director

Date: March 30, 2021	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: March 30, 2021	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: March 30, 2021	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 30, 2021	By:	/s/ John G. Jordan
John G. Jordan
Director

Date: March 30, 2021	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AB Private Credit Investors Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AB Private Credit Investors Corporation and its subsidiaries (the “Fund”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the administrative agents and portfolio company investees. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 30, 2021

We have served as the Fund’s auditor since 2016.

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of December 31, 2020	As of December 31, 2019
Assets
Investments, at fair value (amortized cost of $539,228,460 and $346,873,740, respectively)	$533,035,030	$345,025,318
Cash and cash equivalents	22,410,622	14,931,791
Receivable for fund shares	33,298,880	19,909,278
Interest receivable	2,264,308	1,849,816
Deferred financing costs	1,648,701	64,959
Prepaid expenses	292,668	112,166
Receivable for investments sold	80,413	286,935
Other assets	879	—

Total assets	$593,031,501	$382,180,263

Liabilities
Notes payable (net of unamortized discount of $26,440 and $32,835, respectively, and debt issuance costs of $1,786,062 and $2,780,532, respectively)	$211,337,498	$210,336,633
Credit facility payable	130,700,000	19,500,000
Secured borrowings	18,870,856	—
Incentive fee payable	2,353,074	1,049,291
Payable to Adviser	1,568,252	355,255
Interest and borrowing expenses payable	1,554,186	3,412,567
Distribution payable	1,541,994	964,833
Management fees payable	1,533,338	1,053,696
Professional fees payable	484,248	650,840
Due to affiliate	469,453	—
Administrator and custodian fees payable	136,170	260,061
Accrued organization costs	106,510	—
Transfer agent fees payable	13,809	9,397
Miscellaneous payable	1,840	25,295

Total liabilities	$370,671,228	$237,617,868

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 23,775,222 and 14,627,401 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	237,752	146,274
Paid-in capital in excess of par value	227,482,784	146,096,298
Distributable earnings (accumulated loss)	(5,360,904)	(1,680,177)

Total net assets of AB Private Credit Investors Corporation	$222,359,632	$144,562,395

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$641	$—

Total net assets	$222,360,273	$144,562,395

Total liabilities and net assets	$593,031,501	$382,180,263

Net asset value per share of AB Private Credit Investors Corporation	$9.35	$9.88

AB Private Credit Investors Corporation

Consolidated Statements of Operations

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Investment Income:
Interest income, net of amortization/accretion	$30,722,786	$21,204,120	$5,516,602
Payment-in-kind interest	862,336	301,603	19,444
Other fee income	634,388	229,144	191,375

Total investment income	32,219,510	21,734,867	5,727,421

Expenses:
Interest and borrowing expenses	8,616,494	8,465,414	1,749,302
Management fees	6,091,338	3,688,293	957,992
Collateral management fees	1,843,957	1,156,419	—
Income-based incentive fee	1,790,567	981,757	232,164
Professional fees	1,722,056	1,507,579	2,041,495
Administration and custodian fees	451,514	347,444	186,986
Insurance expenses	289,496	261,351	247,500
Directors’ fees	200,000	144,606	149,416
Organization expenses	106,510	—	—
Transfer agent fees	50,199	28,600	4,424
Offering costs	—	—	156,089
Other expenses	625,919	539,659	195,544

Total expenses	21,788,050	17,121,122	5,920,912
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement	2,439,175	107,841	—
Waived collateral management fees	(1,843,957)	(1,156,419)	—
Expense reimbursement from Adviser	(89,757)	(447,556)	(2,307,281)
Waived management fees	(1,863,539)	(380,701)	(127,862)
Waived incentive fees	(486,784)	(132,327)	(32,302)

Net expenses	19,943,188	15,111,960	3,453,467

Net investment income before taxes	12,276,322	6,622,907	2,273,954

Excise tax expense	—	—	3

Net investment income	12,276,322	6,622,907	2,273,951

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	569,369	83,847	9,514
Net change in unrealized appreciation (depreciation) on investments	(4,345,008)	(1,139,312)	(704,864)

Net realized and change in unrealized gains (losses) on investment transactions	(3,775,639)	(1,055,465)	(695,350)

Net increase in net assets resulting from operations	$8,500,683	$5,567,442	$1,578,601

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC.	$(879)	$—	$—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$8,501,562	$5,567,442	$1,578,601

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.66	$0.66	$0.61
Earnings per share (basic and diluted):	$0.46	$0.56	$0.42
Weighted average shares outstanding:	18,603,813	10,024,619	3,718,757

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$—	$144,562,395
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,277,201	(879)	12,276,322
Net realized gain (loss) on investments	—	—	—	569,369	—	569,369
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,345,008)	—	(4,345,008)
Capital transactions:
Issuance of common stock	8,434,606	84,346	75,036,885	—	—	75,121,231
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	1,520	1,520
Issuance of common shares pursuant to distribution reinvestment plan	713,215	7,132	6,349,601	—	—	6,356,733
Distributions to stockholders	—	—	—	(12,182,289)	—	(12,182,289)

Total increase (decrease) for the year ended December 31, 2020	9,147,821	91,478	81,386,486	(3,680,727)	641	77,797,878

Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273

Distributions declared per share	—	$—	$—	$0.68	$—	$0.68

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$—	$63,273,710
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,622,907	—	6,622,907
Net realized gain (loss) on investments	—	—	—	83,847	—	83,847
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,139,312)	—	(1,139,312)
Capital transactions:
Issuance of common stock	7,908,617	79,086	78,858,180	—	—	78,937,266
Issuance of common shares pursuant to distribution reinvestment plan	358,450	3,584	3,555,508	—	—	3,559,092
Repurchase of common stock	(23,338)	(233)	(231,890)	—	—	(232,123)
Distributions to stockholders	—	—	—	(6,542,992)	—	(6,542,992)

Total increase (decrease) for the year ended December 31, 2019	8,243,729	82,437	82,181,798	(975,550)	—	81,288,685

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	76,353	(76,353)	—	—

Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$—	$144,562,395

Distributions declared per share	—	$—	$—	$0.61	$—	$0.61

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2017	2,417,371	$24,174	$24,152,786	$55,423	$—	$24,232,383
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,273,951	—	2,273,951
Net realized gain (loss) on investments	—	—	—	9,514	—	9,514
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(704,864)	—	(704,864)
Capital transactions:
Issuance of common stock	3,844,860	38,449	38,508,952	—	—	38,547,401
Issuance of common shares pursuant to distribution reinvestment plan	128,226	1,282	1,278,389	—	—	1,279,671
Repurchase of common stock	(6,785)	(68)	(68,054)	—	—	(68,122)
Distributions to stockholders	—	—	—	(2,296,224)	—	(2,296,224)

Total increase (decrease) for the year ended December 31, 2018	3,966,301	39,663	39,719,287	(717,623)	—	39,041,327

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(33,926)	33,926	—	—

Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$—	$63,273,710

Distributions declared per share	—	$—	$—	$0.55	$—	$0.55

AB Private Credit Investors Corporation

Consolidated Statements of Cash Flows

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,500,683	$5,567,442	$1,578,601

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(285,191,479)	(250,053,625)	(130,155,795)
Payment-in-kind investments	(862,336)	(301,603)	(19,444)
Proceeds from sales of investments and principal repayments	96,723,914	43,468,226	15,812,066
Net realized (gain) loss on investments	(569,369)	(83,847)	(9,514)
Net change in unrealized (appreciation) depreciation on investments	4,345,008	1,139,312	704,864
Amortization of premium and accretion of discount, net	(2,455,450)	(1,390,648)	(262,280)
Amortization of discount, debt issuance and deferred financing costs	1,208,387	1,088,053	443,423
Amortization of deferred offering costs	—	—	156,089

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	206,522	(286,935)	—
(Increase) decrease in interest receivable	(414,492)	(1,041,109)	(738,934)
(Increase) decrease in receivable from Adviser	—	—	2,210
(Increase) decrease in other assets	(879)	—	—
(Increase) decrease in prepaid expenses	(180,502)	(9,776)	—
Increase (decrease) in due to affiliate	469,453	—	—
Increase (decrease) in management fees payable	479,642	223,566	830,130
Increase (decrease) in payable to Adviser	1,212,997	264,809	90,446
Increase (decrease) in administrator and custodian fees payable	(123,891)	44,383	186,986
Increase (decrease) in professional fees payable	(166,592)	158,930	332,956
Increase (decrease) in miscellaneous payable	(23,455)	25,295	(2,336)
Increase (decrease) in incentive fees payable	1,303,783	849,429	199,862
Increase (decrease) in directors’ fees payable	—	—	(187)
Increase (decrease) in transfer agent fees payable	4,412	(1,320)	10,717
Increase (decrease) in interest and borrowing expenses payable	(1,858,381)	3,165,191	226,942
Increase (decrease) in accrued organization costs	106,510	—	(90,308)
Increase (decrease) in accrued expenses and other liabilities	—	—	(6,292)

Net cash provided by (used for) operating activities	(177,285,515)	(197,174,227)	(110,709,798)

Cash flows from financing activities
Issuance of common stock	61,731,629	71,594,798	32,437,843
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	1,520	—	—
Repurchase of common stock	—	(232,123)	(68,122)
Distributions paid	(5,248,395)	(2,423,066)	(612,554)
Financing costs paid	(1,791,264)	(3,760,964)	(377,019)
Borrowings on notes	—	213,117,165	—
Borrowings on credit facility	209,700,000	247,250,000	142,400,000
Repayments of credit facility	(98,500,000)	(315,950,000)	(77,700,000)
Proceeds from secured borrowings	34,901,866	—	—
Repayments on secured borrowings	(16,031,010)

Net cash provided by (used for) financing activities	184,764,346	209,595,810	96,080,148

Net increase (decrease) in cash	7,478,831	12,421,583	(14,629,650)
Cash and cash equivalents, beginning of period	14,931,791	2,510,208	17,139,858

Cash and cash equivalents, end of period	$22,410,622	$14,931,791	$2,510,208

Supplemental and non-cash financing activities
Cash paid during the period for interest	$9,196,475	$3,998,295	$995,451
Issuance of common shares pursuant to distribution reinvestment plan	$6,356,733	$3,559,092	$1,279,671
Excise taxes paid	$—	$—	$2,339

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —239.72% + * # ^
U.S. Corporate Debt —234.65%
1st Lien/Senior Secured Debt —229.52%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,532,375	$4,494,065	$4,487,051
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(8,923)	(19,325)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(4,477)	(4,295)
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,398,119	3,383,945
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,565,603	5,524,826	5,509,947
Global Radar Holdings, LLC(2) (3)	Business Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	—	(11,637)	(11,637)
Global Radar Holdings, LLC(4)	Business Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	6,400,861	6,272,844	6,272,844
Metametrics, Inc.(2) (3)	Business Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	—	(10,230)	(13,024)
Metametrics, Inc.(1)	Business Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	5,425,654	5,336,647	5,317,140
MSM Acquisitions, Inc.(2) (3)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(15,154)	(15,313)
MSM Acquisitions, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(24,249)	(24,501)
MSM Acquisitions, Inc.(1) (4)	Business Services	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	7,350,271	7,204,523	7,203,266
Single Digits, Inc.	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	607,575	603,967	558,969
Single Digits, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(2,489)	(33,292)
Single Digits, Inc.(1)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,262,597	3,240,552	3,001,589
Smile Brands, Inc.(4)	Business Services	Delayed Draw Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	493,072	489,895	484,443
Smile Brands, Inc.(2) (3)	Business Services	Revolver	6.17% (L + 5.17%; 1.00% Floor)	10/12/2023	—	(1,439)	(4,459)
Smile Brands, Inc.(1)	Business Services	Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	1,623,125	1,612,386	1,594,721
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,178,697	1,169,455	1,090,295
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	945,093	939,402	874,211
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,647,736	1,634,821	1,524,155
Captain D’s, Inc.(2)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	144,787	143,730	142,826
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,919,188	1,910,364
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	4.47% (L + 4.25%)	12/08/2025	2,322,145	2,296,073	2,240,870
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	119,542	116,781	112,345
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	2,011,787	1,995,817	1,971,551
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(38,832)	—
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(7,281)	—
5 Bars, LLC(4)	Digital Infrastructure & Services	Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	4,742,121	4,687,586	4,742,121
EvolveIP, LLC(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	113,373	105,505	102,036
EvolveIP, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(5,886)	(8,503)
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,567,317	6,496,610	6,468,808
Fuze, Inc.(2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	777,532	280,941	766,905
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Revolver	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	—	(4,833)	(18,531)
Fuze, Inc.(1) (4)	Digital Infrastructure & Services	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	11,015,029	10,973,819	10,857,514
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(10,811)	—
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(16,217)	—
Star2star Communications, LLC(1) (4)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	5,404,057	5,312,392	5,404,057
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,067,375	1,056,524	1,046,027
AEG Holding Company, Inc.(2) (3)	Education	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(12,646)	(22,337)
AEG Holding Company, Inc.(4)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,857,399	1,832,000	1,820,251
AEG Holding Company, Inc.(1)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	6,043,942	5,980,204	5,923,063
Accelerate Resources Operating, LLC(2) (3)	Energy	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(28,622)	(49,772)
Accelerate Resources Operating, LLC(2) (3)	Energy	Revolver	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(7,155)	(12,443)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	$4,989,614	$4,903,754	$4,839,925
BCP Raptor II, LLC(1)	Energy	Term Loan	4.90% (L + 4.75%)	11/03/2025	5,654,641	5,653,854	4,891,264
Brazos Delaware II, LLC(1)	Energy	Term Loan B	4.16% (L + 4.00%)	05/21/2025	4,003,380	3,924,100	3,462,923
Nine Point Energy, LLC(2) (3)	Energy	Delayed Draw Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	—	(4,707)	(42,656)
Nine Point Energy, LLC	Energy	Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	5,737,924	5,651,856	4,991,994
Foundation Risk Partners, Corp.(2) (3)	Financials	First Lien Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	—	(29,327)	(29,327)
Foundation Risk Partners, Corp.(4)	Financials	First Lien Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	1,955,172	1,916,069	1,916,069
Higginbotham Insurance Agency, Inc.(2) (3)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	—	(12,328)	(12,535)
Higginbotham Insurance Agency, Inc.(5)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	5,937,344	5,849,538	5,848,284
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,004,457	999,314	964,278
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	346,322	344,112	328,562
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	5,322,083	5,293,112	5,109,200
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,151,613	1,146,211	1,105,549
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan D	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	2,137,611	2,009,807	2,052,107
Analogic Corporation(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,024)	(7,486)
Analogic Corporation(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,117,500	2,092,383	2,043,387
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(1) (4) (6)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	7,182,884	7,105,941	7,039,226
BK Medical Holding Company, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,342)	(12,870)
BK Medical Holding Company, Inc.(4)	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,980,316	2,956,762	2,861,104
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	4,869,246	4,777,466	4,771,861
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	698,894	685,721	684,916
Coding Solutions Acquisition, Inc(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	—	(24,440)	(24,440)
Coding Solutions Acquisition, Inc(2)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	19,396	17,069	17,069
Coding Solutions Acquisition, Inc(4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	7,913,792	7,755,516	7,755,516
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	—	(30,445)	(160,698)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	529,343	522,326	448,618
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	3,455,055	3,409,119	2,928,159
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	4.90% (L + 4.75%)	05/15/2026	1,067,933	1,051,553	1,058,398
Ethos Veterinary Health LLC(1)	Healthcare & HCIT	Term Loan	4.90% (L + 4.75%)	05/15/2026	2,291,671	2,272,956	2,280,213
FH MD Buyer, Inc(1) (4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/31/2026	4,758,403	4,642,290	4,639,443
GHA Buyer, Inc.(2)	Healthcare & HCIT	Fifth Amendment Delayed Draw Term loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	819,387	802,507	819,387
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	—	(16,560)	—
GHA Buyer, Inc.(4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	4,682,214	4,589,427	4,682,214
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	1,977,880	1,954,014	1,977,880
GHA Buyer, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	5,408,146	5,310,809	5,408,146
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	565,207	555,552	565,207
INH Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%, 1.00% Floor)	01/31/2024	—	(1,962)	(3,088)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	01/31/2025	8,593,414	8,497,744	8,464,513
Kindeva Drug Delivery L.P.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	—	(31,405)	(36,133)
Kindeva Drug Delivery L.P.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,819,048	15,463,256	15,423,572
OMH-HealthEdge Holdings, LLC(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(7,910)	(10,322)
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	10/24/2025	3,737,140	3,666,904	3,653,054
Pace Health Companies, LLC(2) (3)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(4,542)	(6,167)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,358,969	5,318,091	5,305,379

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	$2,280,367	$2,238,882	$2,199,409
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(3,106)	(6,455)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	5,380,911	5,310,665	5,273,293
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,434)	(2,343)
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Delayed Draw Term Loan 2	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	350,666	348,199	347,160
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,387)	(2,929)
Pinnacle Treatment Centers, Inc.(4)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	4,128,092	4,099,904	4,086,812
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	General Delayed Draw Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	1,478,951	1,453,814	1,196,915
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	518,062	508,152	419,267
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	2,036,183	2,000,944	1,647,883
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	3,238,540	3,172,757	2,620,951
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	06/09/2025	3,934,668	3,904,130	3,767,444
Salisbury House, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	08/30/2025	—	(10,572)	(11,209)
Salisbury House, LLC(1) (4)	Healthcare & HCIT	Term Loan A1	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	5,366,661	5,239,533	5,232,494
SIS Purchaser, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(19,692)	(20,405)
SIS Purchaser, Inc.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,825,456	12,606,394	12,601,010
The Center for Orthopedic and Research Excellence, Inc.(2) (9)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	577,458	561,028	557,270
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	—	(9,474)	(12,084)
The Center for Orthopedic and Research Excellence, Inc.(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	4,943,778	4,873,997	4,857,261
Theranest, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,743,641	2,711,689	2,675,050
Theranest, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(4,438)	(10,714)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,970,000	2,937,217	2,895,750
Women’s Health USA, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	—	(2,150)	(2,195)
Women’s Health USA, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	4,116,949	4,057,490	4,056,430
ZBS Alliance Animal Health, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	3,056,995	3,007,287	2,995,855
ZBS Alliance Animal Health, LLC(2) (3)	Healthcare & HCIT	First Amendment Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	—	(14,900)	(45,076)
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	453,560	442,268	439,953
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	2,694,147	2,649,100	2,640,264
Alphasense, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(19,224)	—
Alphasense, Inc.(2) (3)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(10,717)	—
Alphasense, Inc.(4)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	7,269,628	7,180,336	7,269,628
AMI US Holdings, Inc.(2)	Software & Tech Services	Revolver	5.65% (L + 5.50%)	04/01/2024	788,116	773,369	771,697
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	04/01/2025	8,173,415	8,050,411	8,050,814
Arrowstream Acquisition Co., Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(7,655)	(7,726)
Arrowstream Acquisition Co., Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,786,548	3,785,832
Avetta, LLC(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(5,453)	(9,888)
Avetta, LLC(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	3,253,746	3,190,633	3,188,671
Avetta, LLC(1)	Software & Tech Services	Term Loan B	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	4,283,219	4,222,444	4,197,555
Banneker V Acquisition, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(20,464)	(20,744)
Banneker V Acquisition, Inc.(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(5,117)	(5,186)
Banneker V Acquisition, Inc.(4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	5,173,025	5,070,718	5,069,565
Businesssolver.com, Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,900	388,235
Businesssolver.com, Inc.(2) (3)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(3,180)	—
Businesssolver.com, Inc.(1) (4) (5)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	9,703,535	9,608,867	9,703,535
Businesssolver.com, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,369,183	1,390,037
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	First Lien Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(25,714)	(25,754)
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(12,849)	(12,877)
Datacor Holdings, Inc.(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	6,180,951	6,042,052	6,041,879
Degreed, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,924,689	2,865,519	2,924,689
Degreed, Inc.(4)	Software & Tech Services	Revolver	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	417,813	414,941	417,813
Degreed, Inc.(1) (4)	Software & Tech Services	Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,211,944	2,228,335
Dispatch Track, LLC(2) (3)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	—	(3,610)	(3,020)
Dispatch Track, LLC(1)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,966,394	5,978,207
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	4.40% (L + 4.25%)	07/30/2025	3,360,865	3,350,124	3,310,452

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Dude Solutions Holdings, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	06/13/2025	$3,882,883	$3,796,420	$3,795,518
E2open LLC(2)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	238,713	235,653	238,713
E2open LLC(1)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	4,895,325	4,843,685	4,895,325
Engage2Excel, Inc.(1) (2)	Software & Tech Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	259,141	255,648	244,002
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,030,639	1,018,322	989,413
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,970,378	2,940,272	2,851,562
EnterpriseDB Corporation(2) (3)	Software & Tech Services	Revolver	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	—	(9,730)	(6,964)
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	7,884,480	7,770,371	7,805,636
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	4,517,886	4,430,433	4,472,707
Exterro, Inc.(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,863)	(1,238)
Exterro, Inc.(4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,584,363	6,455,464	6,551,441
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,714,227	5,780,077
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,761,205	2,779,483
Faithlife, LLC(1) (2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	1,705,713	1,649,597	1,645,019
Faithlife, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(5,267)	(5,581)
Faithlife, LLC(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	732,515	718,688	717,865
Finalsite Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(2,778)	(4,430)
Finalsite Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	3,299,280	3,260,625	3,241,542
Genesis Acquisition Co.	Software & Tech Services	Delayed Draw Term Loan	4.22% (L + 4.00%)	07/31/2024	40,193	39,949	36,877
Genesis Acquisition Co.(4)	Software & Tech Services	Revolver	4.22% (L + 4.00%)	07/31/2024	202,400	199,929	185,702
Genesis Acquisition Co.(1)	Software & Tech Services	Term Loan	4.22% (L + 4.00%)	07/31/2024	1,348,936	1,331,729	1,237,649
GlobalWebIndex Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	—	(36,837)	(36,837)
GlobalWebIndex Inc.(4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,470,324	5,470,324
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	697,073	689,765	686,617
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	1,430,055	1,430,055	1,408,604
GS AcquisitionCo, Inc.(1)	Software & Tech Services	Fifth Supplemental Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	823,023	810,749	810,677
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Fourth Supplemental Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,717)	(3,741)
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,559)	(5,743)
GS AcquisitionCo, Inc.(1) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	3,526,700	3,493,436	3,473,799
Kaseya Inc.(2) (3) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	—	(4,197)	(6,015)
Kaseya Inc.(10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	539,265	534,498	528,480
Kaseya Inc.(2) (10)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	184,235	181,464	176,716
Kaseya Inc.(1) (4) (10)	Software & Tech Services	Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	5,087,721	5,046,461	4,985,967
Lexipol, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	1,382,942	1,357,778	1,357,464
Lexipol, LLC(1)	Software & Tech Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	6,259,633	6,154,275	6,150,089
Medbridge Holdings, LLC(1) (5)	Software & Tech Services	Initial Term Loan	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	15,367,872	15,061,604	15,060,514
Medbridge Holdings, LLC(2) (3)	Software & Tech Services	Revolver	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	—	(27,413)	(27,524)
Ministry Brands, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	650,993	649,558	636,346
Ministry Brands, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,112,742	3,105,923	3,042,705
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(19,215)	(23,794)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment First Out Term Loan	4.50% (L + 3.50%; 1.00% Floor)	09/30/2026	2,807,645	2,769,039	2,769,039
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment Last Out Term Loan	9.08% (L + 8.08%; 1.00% Floor)	09/30/2026	7,175,092	7,014,042	7,014,042
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Last Out Term Loan	10.00% (L + 9.00%; 1.00% Floor)	09/30/2026	1,665,510	1,622,670	1,625,954
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Primary Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	500,905	491,298	489,009
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(4,284)	(3,956)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(6,883)	(6,989)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Revolver	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(2,737)	(2,795)
PerimeterX, Inc.(4)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	2,798,825	2,771,229	2,770,837
Purchasing Power, LLC(1)	Software & Tech Services	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,624,201	2,592,378	2,571,717
Real Capital Analytics, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	—	(2,683)	—
Real Capital Analytics, Inc.(1) (4)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	10/02/2024	3,019,297	3,007,315	3,019,297
Real Capital Analytics, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,844,190	4,863,178
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(23,772)	—

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	$—	$(7,924)	$—
Rep Tec Intermediate Holdings, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	4,164,398	4,089,771	4,164,398
SecureLink, Inc(1)	Software & Tech Services	Initial Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	4,922,655	4,852,007	4,848,815
SecureLink, Inc(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	—	(6,262)	(6,593)
Sirsi Corporation(2) (3)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(5,503)	(6,921)
Sirsi Corporation(1)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	8,449,581	8,361,442	8,343,961
Smartlinx Solutions, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(4,498)	(9,974)
Smartlinx Solutions, LLC(1) (4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,735,912	5,635,853	5,625,782
Streamsets, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(9,115)	(9,737)
Streamsets, Inc.(4)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,103,146	2,048,309	2,044,721
SugarCRM, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(3,326)	—
SugarCRM, Inc.(1) (4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,215,403	4,268,824
Swiftpage, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	—	(2,232)	(7,887)
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	2,471,441	2,445,531	2,384,940
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan A	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	227,475	224,713	219,514
Sysnet North America, Inc(2) (3)	Software & Tech Services	Delayed Draw Term Loan B1	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	—	(28,973)	(57,946)
Sysnet North America, Inc(1) (4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	5,150,792	5,073,530	5,073,530
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(11,150)	(13,429)
Telesoft Holdings, LLC(4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	5,923,900	5,811,092	5,790,612
TRGRP, Inc.(2) (3)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(3,789)	(6,666)
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,093,574	1,079,177	1,071,703
TRGRP, Inc.(1) (4)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,894,320	4,836,011	4,796,433
Velocity Purchaser Corporation(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(1,518)	—
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	660,247	653,553	660,247
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,655,701	2,633,903	2,655,701
Velocity Purchaser Corporation(1)	Software & Tech Services	Third Amendment Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,167,773	5,066,540	5,167,773
Watermark Insights, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	324,557	323,118	317,255
Watermark Insights, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	2,586,180	2,570,238	2,527,991
Dillon Logistics, Inc.(2)	Transport & Logistics	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	191,523	187,627	(28,059)
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,797,528	2,681,107	1,286,863
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	822,784	776,708	378,481
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	5.16% (L + 5.00%)	12/21/2023	5,169,932	5,129,012	5,066,533

Total U.S. 1st Lien/Senior Secured Debt						517,273,493	510,366,233

2nd Lien/Junior Secured Debt —5.13%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	7.65% (L + 7.50%)	04/17/2026	1,230,107	1,208,583	1,202,429
Foundation Risk Partners, Corp.(2) (3)	Financials	2nd Lien Delayed Draw Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	—	(15,711)	(14,140)
Foundation Risk Partners, Corp.(1)	Financials	2nd Lien Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	837,931	816,996	819,077
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,454,358	6,537,710
Symplr Software, Inc.(1)	Software & Tech Services	2nd Lien Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,851,443	2,851,293

Total U.S. 2nd Lien/Junior Secured Debt						11,315,669	11,396,369

Total U.S. Corporate Debt						528,589,162	521,762,602

Canadian Corporate Debt —0.37%
1st Lien/Senior Secured Debt —0.37%
McNairn Holdings Ltd.(1) (4) (11) (12)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$839,851	$832,752	$831,453

Total Canadian 1st Lien/Senior Secured Debt						832,752	831,453

Total Canadian Corporate Debt						832,752	831,453

Portfolio Company	Industry				Shares	Cost	Fair Value
U.S. Preferred Stock —3.37%
Global Radar Holdings, LLC(13) (14)	Business Services				125	$367,615	$367,618
Concerto, LLC(13) (15)	Healthcare & HCIT				65,614	349,977	349,977
SBS Ultimate Holdings, LP(13)	Healthcare & HCIT				217,710	861,879	620,472
Datarobot, Inc.(13)	Software & Tech Services				38,190	289,278	501,892
Datarobot, Inc.(13)	Software & Tech Services				6,715	88,248	88,248
Degreed, Inc.(13)	Software & Tech Services				43,819	278,541	438,190

Heap(13)	Software & Tech Services		189,617	$696,351	$696,351
Netskope, Inc.(13)	Software & Tech Services		36,144	302,536	302,536
PerimeterX, Inc.(13)	Software & Tech Services		282,034	838,601	838,601
Phenom People, Inc.(13)	Software & Tech Services		35,055	220,610	220,612
Protoscale Rubrik(13)	Software & Tech Services		25,397	598,212	598,201
Punchh(13)	Software & Tech Services		24,262	275,337	275,337
Samsara Networks, Inc.(13)	Software & Tech Services		33,451	369,998	369,998
Streamsets, Inc.(13)	Software & Tech Services		109,518	295,512	295,512
Symplr Software Intermediate Holdings, Inc.(13)	Software & Tech Services		1,196	1,160,532	1,532,404

Total U.S. Preferred Stock				6,993,227	7,495,949
U.S. Common Stock —1.20%
Neutral Connect, LLC(13) (16)	Digital Infrastructure & Services		396,513	439,931	406,704
Leeds FEG Investors, LLC(13)	Education		320	321,309	341,595
Nine Point Energy, LLC(13)	Energy		3,567,059	—	—
Health Platforms Group(13)	Healthcare & HCIT		16,502	—	—
Healthcare Services Acquisition(13)	Healthcare & HCIT		15,183	46	46
Healthcare Services Acquisition(13) (17)	Healthcare & HCIT		28,158	281,580	287,775
INH Group Holdings(13)	Healthcare & HCIT		484,552	484,552	760,746
Aggregator, LLC(13)	Software & Tech Services		417,813	417,813	735,350
American Safety Holdings Corp.(13) (18)	Software & Tech Services		130,824	130,824	130,824

Total U.S. Common Stock				2,076,055	2,663,040
U.S. Warrants —0.13%
Fuze, Inc., expire 09/20/2029(13)	Digital Infrastructure & Services		196,328	615,168	11,505
Healthcare Services Acquisition, expire 12/31/2027(13)	Healthcare & HCIT		14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027(13)	Healthcare & HCIT		23,721	23,721	23,721
SBS Ultimate Holdings, LP, expire 09/18/2030(13)	Healthcare & HCIT		17,419	—	—
Alphasense, LLC, expire 05/29/2027(13)	Software & Tech Services		38,346	35,185	134,593
Degreed, Inc., expire 05/31/2026(13)	Software & Tech Services		26,294	46,823	95,800
GlobalWebIndex, Inc., expire 12/30/2027(13)	Software & Tech Services		8,832	—	—
Streamsets, Inc., expire 11/25/2027(13)	Software & Tech Services		23,382	16,367	16,367

Total U.S. Warrants				737,264	281,986

TOTAL INVESTMENTS—239.72%(19)				$539,228,460	$533,035,030

Cash Equivalents —3.16%
U.S. Investment Companies —3.16%
Blackrock T Fund I(17) (20)	Money Market Portfolio	0.01% (21)	7,022,133	$7,022,133	$7,022,133

Total U.S. Investment Companies				7,022,133	7,022,133

Total Cash Equivalents				7,022,133	7,022,133

LIABILITIES IN EXCESS OF OTHER ASSETS —(142.87%)					$(317,696,890)

NET ASSETS—100.00%					$222,360,273

+

As of December 31, 2020, qualifying assets represented 99.14% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of December 31, 2020, rates for weekly 1M L, 2M L, 3M L and 6M L are 0.15%, 0.19%, 0.23% and 0.26%, respectively. As of December 31, 2020, the U.S. Prime rate was 3.25%.

(1)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies”.

(3)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(4)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(5)	Portion of security pledged as collateral for Secured Borrowings of the Fund.
(6)	CutisPharma, Inc. has been renamed to Azurity Pharmaceuticals, Inc. in 2020.
(7)	$304,934 of the funded par amount accrues interest at 10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor).
(8)	$128,492 of the funded par amount accrues interest at 9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor).
(9)	$233,055 of the funded par amount accrues interest at 7.50% (P + 4.25%; 1.00% Floor).
(10)	Rhode Holdings, Inc. has been renamed to Kaseya Inc. in 2020.
(11)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(12)	JHMCRN Holdings, Inc. has been renamed to McNairn Holdings Ltd. in 2020.
(13)	Non-income producing investment.
(14)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC
(15)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(16)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.
(17)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(18)	Position or portion thereof is held by REP Coinvest II Tec, LP which is held by ABPCIC Equity Holdings, LLC.
(19)

Aggregate gross unrealized appreciation for federal income tax purposes is $6,674,968; aggregate gross unrealized depreciation for federal income tax purposes is $13,046,945. Net unrealized depreciation is $6,371,977 based upon a tax cost basis of $539,407,008.

(20)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(21)	The rate shown is the annualized seven-day yield as of December 31, 2020.

L -	LIBOR
P -	Prime
PIK -	Payment-In-Kind

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2019

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —238.67% + * # ^
U.S. Corporate Debt —231.87%
1st Lien/Senior Secured Debt —226.60%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,682,293	$4,636,124	$4,635,470
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	3,435,477	3,388,842	3,383,945
BEP Borrower Holdco, LLC(2)(3)	Business Services	Revolver	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(5,753)	(6,442)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan B	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(22,949)	(25,766)
BEP Borrower Holdco, LLC(2)(3)	Business Services	Delayed Draw Term Loan A	6.80% (L + 5.00%; 1.00% Floor)	06/12/2024	—	(11,474)	(12,883)
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	09/06/2024	5,622,980	5,572,024	5,568,438
Metametrics, Inc.(1)	Business Services	Term Loan	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	5,904,056	5,790,820	5,785,975
Metametrics, Inc.(2)(3)	Business Services	Revolver	7.89% (L + 6.00%; 1.00% Floor)	09/10/2025	—	(12,365)	(13,024)
Quirch Foods Holdings, LLC(1)	Business Services	Term Loan B	7.93% (L + 6.00%)	12/19/2025	2,117,548	2,098,488	2,096,372
Single Digits, Inc.(1)	Business Services	Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	3,295,889	3,267,258	3,262,930
Single Digits, Inc.(2)(3)	Business Services	Revolver	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(3,315)	(4,161)
Single Digits, Inc.(2)(3)	Business Services	Delayed Draw Term Loan	7.95% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(8,290)	(10,404)
Smile Brands, Inc.(1)	Business Services	Term Loan	6.70% (L + 4.50%)	10/12/2024	1,639,688	1,626,385	1,639,688
Smile Brands, Inc.(2)	Business Services	Revolver	8.25% (P + 3.50%)	10/12/2023	33,974	32,034	33,974
Smile Brands, Inc.(2)	Business Services	Delayed Draw Term Loan	6.70% (L + 4.50%)	10/12/2024	301,121	296,019	301,121
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	6.19% (L + 4.25%)	12/08/2025	2,429,318	2,397,496	2,392,878
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,660,261	1,644,369	1,643,658
Blink Holdings, Inc.(1)(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	1,068,410	1,057,010	1,056,534
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	12/15/2023	2,003,178	1,988,982	1,983,146
Captain D’s, Inc.(2)(5)	Consumer Non-Cyclical	Revolver	8.25% (P + 3.50%, 1.00% Floor)	12/15/2023	134,587	133,209	132,636
Lucky Bucks, LLC(1)	Consumer Non-Cyclical	Term Loan	8.93% (L + 7.00%; 1.00% Floor)	04/10/2023	962,223	949,192	945,384
Lucky Bucks, LLC(1)(2)(6)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.91% (L + 7.00%; 1.00% Floor)	04/10/2023	1,043,095	1,028,456	1,023,705
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.80% (L + 5.00%)	07/11/2025	2,032,211	2,013,134	2,011,889
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.74% (L + 5.00%)	07/11/2025	60,071	56,721	56,467
Tropical Smoothie Cafe, LLC(1)	Consumer Non-Cyclical	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	1,343,338	1,332,936	1,343,338
Tropical Smoothie Cafe, LLC(2)	Consumer Non-Cyclical	Revolver	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	38,574	37,526	38,574
Tropical Smoothie Cafe, LLC(2)(3)	Consumer Non-Cyclical	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	09/24/2023	—	(65,980)	—
Ahead Data Blue, LLC(1)	Digital Infrastructure & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	5,447,119	5,340,940	5,338,177
Ahead Data Blue, LLC(2)(3)	Digital Infrastructure & Services	Revolver	6.49% (L + 4.75%; 1.00% Floor)	11/08/2024	—	(18,666)	(19,225)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	$6,633,822	$6,536,708	$6,534,315
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(8,269)	(8,503)
EvolveIP, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(11,028)	(11,337)
5 Bars, LLC	Digital Infrastructure & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	4,742,121	4,674,290	4,670,990
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(9,197)	(9,700)
5 Bars, LLC(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.30% (L + 6.50%; 1.00% Floor)	09/27/2024	—	(49,051)	(51,732)
D1 Holdings LLC	Digital Infrastructure & Services	Note	7.00%	06/26/2020	32,241	32,241	32,241
Fuze, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	11,015,029	10,961,643	10,513,845
Fuze, Inc.(2)	Digital Infrastructure & Services	Revolver	10.00% (P + 5.25%; 1.00% Floor)	09/20/2024	907,120	901,003	848,157
Fuze, Inc.(2)(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.34% (L + 6.25%; 1.00% Floor)	09/20/2024	—	(586,835)	(117,926)
InSite Wireless Group, LLC(1)(2)	Digital Infrastructure & Services	Term Loan	6.28% (L + 4.52%; 0.50% Floor)	03/15/2023	6,833,574	6,700,275	6,670,911
InSite Wireless Group, LLC	Digital Infrastructure & Services	Revolver	6.32% (L + 4.52%; 0.50% Floor)	03/15/2023	460,172	455,073	454,419
AEG Holding Company, Inc.(1)	Education	Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,876,255	1,842,769	1,838,730
AEG Holding Company, Inc.(1)	Education	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	11/20/2023	6,106,250	6,022,723	5,984,125
AEG Holding Company, Inc.(2)	Education	Revolver	7.72% (L + 6.00%; 1.00% Floor)	11/20/2023	558,432	541,763	536,095
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	7.74% (L + 6.00%; 1.00% Floor)	11/20/2023	1,078,211	1,063,994	1,056,647
BCP Raptor II, LLC(1)(7)	Energy	Term Loan	6.55% (L + 4.75%)	11/03/2025	5,712,209	5,711,278	5,255,233
Brazos Delaware II, LLC(1)(7)	Energy	Term Loan B	5.79% (L + 4.00%)	05/21/2025	4,045,160	3,949,599	3,441,743
Nine Point Energy, LLC(1)	Energy	Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	4,921,875	4,832,047	4,823,438
Nine Point Energy, LLC(1)(2)(3)	Energy	Revolver	7.21% (L + 5.50%; 1.00% Floor)	06/07/2024	—	(5,998)	(6,562)
Nine Point Energy, LLC(1)(2)	Energy	Delayed Draw Term Loan	7.24% (L + 5.50%; 1.00% Floor)	06/07/2024	437,500	406,186	402,500
Higginbotham Insurance Agency, Inc.	Financial Services	Incremental Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	1,047,616	1,037,219	1,037,140
Higginbotham Insurance Agency, Inc.(2)	Financial Services	Delayed Draw Term Loan	6.05% (L + 4.25%, 1.00% Floor)	12/19/2024	—	—	—
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/24/2025	3,774,984	3,692,206	3,690,047
OMH-HealthEdge Holdings, LLC(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(9,940)	(10,321)
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	2,721,360	2,668,061	2,666,933
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.04% (L + 4.25%; 1.00% Floor)	11/08/2025	498,916	485,603	485,309
ZBS Alliance Animal Health, LLC(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.97% (L + 4.25%; 1.00% Floor)	11/08/2025	—	(88,520)	(90,712)
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,203,704	1,192,634	1,191,667

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	$5,562,816	$5,503,929	$5,507,188
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	177,601	173,200	173,161
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	8.44% (L + 6.50%; 1.00% Floor)	12/21/2021	1,049,891	1,039,517	1,039,392
Analogic Corporation(1)	Healthcare & HCIT	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	06/24/2024	2,937,163	2,891,148	2,893,987
Analogic Corporation(2)	Healthcare & HCIT	Revolver	7.80% (L + 6.00%; 1.00% Floor)	06/22/2023	28,696	24,667	24,678
CutisPharma, Inc.(1)	Healthcare & HCIT	Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	7,292,268	7,183,139	7,164,653
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
CutisPharma, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.79% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(7,096)	(8,451)
Delaware Valley Management Holdings, Inc.(1)	Healthcare & HCIT	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	4,414,146	4,337,516	4,325,863
Delaware Valley Management Holdings, Inc.(2)	Healthcare & HCIT	Revolver	7.50% (L + 5.75%; 1.00% Floor)	03/21/2024	368,816	359,862	358,278
Delaware Valley Management Holdings, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	03/21/2024	—	(69,365)	(105,376)
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Term Loan	6.80% (L + 5.00%)	05/15/2026	3,382,870	3,343,496	3,340,651
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	570,916	559,588	559,497
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	1,998,132	1,966,554	1,958,169
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(3,098)	(4,050)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.22% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,656)	(5,709)
GHA Buyer, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.30% (L + 5.50%; 1.00% Floor)	10/23/2023	—	(5,175)	(6,750)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2025	8,643,765	8,528,135	8,514,109
INH Buyer, Inc.(2)(3)	Healthcare & HCIT	Revolver	10.43% (L + 6.50%; 2.00% PIK, 1.00% Floor)	01/31/2024	—	(2,542)	(3,088)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	5,413,237	5,362,021	5,359,104
Pace Health Companies, LLC(2)(3)	Healthcare & HCIT	Revolver	6.44% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(5,789)	(6,167)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	6.05% (L + 4.25%; 1.00% Floor)	05/18/2023	6,319,034	6,207,891	6,192,653
Pinnacle Dermatology Management, LLC(2)(3)	Healthcare & HCIT	Revolver	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(6,377)	(9,368)
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.11% (L + 4.25%; 1.00% Floor)	05/18/2023	1,499,395	1,455,846	1,436,536
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	8.24% (L + 6.25%; 1.00% Floor)	01/03/2023	3,147,110	3,107,800	2,911,076
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Specified Delayed Draw Term Loan Commitment	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	1,959,465	1,934,744	1,812,505
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.00% (P + 5.25%; 1.00% Floor)	01/03/2023	498,592	492,422	461,197
Platinum Dermatology Partners, LLC(1)(9)	Healthcare & HCIT	General Delayed Draw Term Loan Commitment	8.20% (L + 6.25%; 1.00% Floor)	01/03/2023	1,422,407	1,404,839	1,315,726
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	6.46% (L + 4.75%; 1.00% Floor)	06/09/2025	3,974,715	3,938,087	3,934,968
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	4,993,841	4,910,901	4,906,449
The Center for Orthopedic and Research Excellence, Inc.(2)	Healthcare & HCIT	Revolver	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	34,527	23,105	22,442

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
The Center for Orthopedic and Research Excellence, Inc.(2)(3)	Healthcare & HCIT	Delayed Draw Term Loan	7.31% (L + 5.25%; 1.00% Floor)	08/15/2025	$—	$(14,181)	$(15,105)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	3,000,000	2,955,526	2,940,000
Theranest, LLC(2)(3)	Healthcare & HCIT	Revolver	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(6,143)	(8,571)
Theranest, LLC(1)(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.93% (L + 5.00%; 1.00% Floor)	07/24/2023	1,613,143	1,577,054	1,568,143
RxBenefits, Inc.(1)	Pharmaceutical	Term Loan A	7.17% (L + 5.25%; 1.00% Floor)	03/28/2025	5,777,984	5,777,984	5,720,204
RxBenefits, Inc.(2)(3)	Pharmaceutical	Revolver	7.17% (L + 5.25%; 1.00% Floor)	03/29/2024	—	(4,900)	(5,758)
Dispatch Track, LLC(1)	Software & Services	Term Loan	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,948,735	5,948,014
Dispatch Track, LLC(2)	Software & Services	Revolver	6.41% (L + 4.50%; 1.00% Floor)	12/17/2024	132,849	128,320	128,320
Real Capital Analytics, Inc.(1)	Software & Services	Term Loan	7.09% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,839,901	4,838,862
Real Capital Analytics, Inc.(2)	Software & Services	Revolver	6.90% (L + 5.00%, 1.00% Floor)	10/02/2024	555,792	552,482	552,318
Real Capital Analytics, Inc.	Software & Services	First Supplemental Term Loan	6.71% (L + 5.00%, 1.00% Floor)	10/02/2024	3,019,297	3,004,200	3,004,200
Telesoft Holdings, LLC	Software & Services	Term Loan	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	5,968,665	5,834,630	5,834,370
Telesoft Holdings, LLC(2)(3)	Software & Services	Revolver	7.69% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(13,366)	(13,430)
AMI US Holdings, Inc.(1)	Software & Services	Term Loan	7.19% (L + 5.50%; 1.00% Floor)	04/01/2025	8,256,605	8,108,278	8,091,473
AMI US Holdings, Inc.(2)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	04/01/2024	481,626	462,683	459,734
Avetta, LLC(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	3,287,118	3,206,937	3,221,375
Avetta, LLC(2)(3)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(7,093)	(9,888)
Avetta, LLC(1)	Software & Services	Incremental Term Loan B	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	4,326,814	4,249,497	4,240,278
Avetta, LLC(2)(3)	Software & Services	Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(11,111)	(12,360)
Broadway Technology, LLC(1)	Software & Services	Term Loan	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	4,444,603	4,365,514	4,355,711
Broadway Technology, LLC(2)(3)	Software & Services	Revolver	6.85% (L + 4.75%; 1.00% Floor)	04/01/2024	—	(6,544)	(7,677)
Businesssolver.com, Inc.(1)	Software & Services	Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	2,588,235	2,551,360	2,588,235
Businesssolver.com, Inc.(2)(10)	Software & Services	Revolver	9.30% (L + 7.50%; 1.00% Floor)	05/15/2023	129,412	124,990	129,412
Businesssolver.com, Inc.(1)	Software & Services	Delayed Draw Term Loan	9.41% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,043	388,235
Degreed, Inc.(1)	Software & Services	Term Loan	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,207,938	2,189,784
Degreed, Inc.(2)(3)	Software & Services	Revolver	8.15% (L + 6.35%; 1.00% Floor)	05/31/2024	—	(3,698)	(7,228)
Degreed, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.06% (L + 6.35%; 1.00% Floor)	05/31/2024	1,114,167	1,068,684	1,085,798
Drilling Info Holdings, Inc.(1)(7)	Software & Services	Term Loan	6.05% (L + 4.25%)	07/30/2025	3,395,236	3,382,377	3,395,236
E2open LLC(1)	Software & Services	Term Loan	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	4,944,898	4,881,721	4,895,449
E2open LLC(2)(3)	Software & Services	Revolver	7.66% (L + 5.75%; 1.00% Floor)	11/26/2024	—	(3,830)	(3,114)
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.42% (L + 6.50%; 1.00% Floor)	03/07/2023	1,030,478	1,013,050	1,009,868
Engage2Excel, Inc.(1)	Software & Services	Term Loan	8.71% (L + 6.50%; 1.00% Floor)	03/07/2023	2,970,191	2,927,623	2,910,787
Engage2Excel, Inc.(1)(2)(11)	Software & Services	Revolver	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	251,270	246,280	243,732

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Engage2Excel, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	10.25% (P + 5.50%; 1.00% Floor)	03/07/2023	$—	$(5,481)	$(6,645)
EnterpriseDB Corporation(1)	Software & Services	Term Loan	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	7,829,259	7,687,008	7,711,820
EnterpriseDB Corporation(2)(3)	Software & Services	Revolver	7.33% (L + 4.50%; 0.75% PIK; 1.00% Floor)	06/21/2024	—	(12,478)	(10,445)
Exterro, Inc.(1)	Software & Services	Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	5,945,987	5,834,920	5,916,257
Exterro, Inc.(2)(3)	Software & Services	Revolver	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(4,915)	(1,650)
Exterro, Inc.(1)	Software & Services	Initial Term Loan	7.41% (L + 5.50%; 1.00% Floor)	05/31/2024	2,866,875	2,825,603	2,852,541
Finalsite Holdings, Inc.(1)	Software & Services	Term Loan	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	3,333,032	3,285,122	3,283,036
Finalsite Holdings, Inc.(2)(3)	Software & Services	Revolver	6.93% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(3,509)	(3,797)
Genesis Acquisition Co.(1)	Software & Services	Term Loan	5.69% (L + 3.75%)	07/31/2024	1,362,701	1,341,127	1,335,447
Genesis Acquisition Co.(2)	Software & Services	Revolver	5.69% (L + 3.75%)	07/31/2024	70,840	67,715	66,792
Genesis Acquisition Co.(2)(3)	Software & Services	Delayed Draw Term Loan	5.69% (L + 3.75%)	07/31/2024	—	(2,804)	(3,645)
GS AcquisitionCo, Inc.(1)	Software & Services	Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	2,716,747	2,685,271	2,682,788
GS AcquisitionCo, Inc.(2)	Software & Services	Second Supplemental Delayed Draw Term Loan	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	205,022	191,520	190,366
GS AcquisitionCo, Inc.(2)	Software & Services	Revolver	7.55% (L + 5.75%; 1.00% Floor)	05/24/2024	193,445	189,956	189,667
Ministry Brands, LLC(1)	Software & Services	Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	3,144,605	3,134,417	3,128,882
Ministry Brands, LLC(1)	Software & Services	Delayed Draw Term Loan	5.85% (L + 4.00%; 1.00% Floor)	12/02/2022	657,623	655,480	654,335
Rhode Holdings, Inc.(1)	Software & Services	Term Loan	8.72% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	4,477,141	4,437,548	4,387,598
Rhode Holdings, Inc.(2)	Software & Services	Revolver	8.30% (L + 6.50%; 1.00% Floor)	05/02/2025	214,851	211,489	207,332
Rhode Holdings, Inc.(2)	Software & Services	Delayed Draw Term Loan	8.69% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	69,949	64,481	63,878
Selligent, Inc.	Software & Services	Term Loan	7.45% (L + 5.50%; 1.00% Floor)	11/05/2024	1,907,069	1,883,067	1,878,463
Selligent, Inc.(2)(3)	Software & Services	Revolver	7.45% (L + 5.50%; 1.00% Floor)	11/03/2023	—	(2,323)	(3,010)
Sirsi Corporation(1)	Software & Services	Term Loan	6.49% (L + 4.75%; 1.00% Floor)	03/15/2024	8,965,418	8,846,501	8,830,937
Sirsi Corporation(2)(12)	Software & Services	Revolver	8.50% (P + 3.75%; 1.00% Floor)	03/15/2024	221,497	214,397	213,190
Sugarcrm, Inc.(1)	Software & Services	Term Loan	8.30% (L + 6.50%; 1.00% Floor)	07/31/2024	3,600,024	3,548,249	3,600,024
Sugarcrm, Inc.(2)(3)	Software & Services	Revolver	8.54% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(4,235)	—
Summit Infrastructure Group, Inc.(1)	Software & Services	Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	7,019,794	6,895,695	6,879,398
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Revolver	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(9,518)	(11,258)
Summit Infrastructure Group, Inc.(2)(3)	Software & Services	Delayed Draw Term Loan	5.75% (L + 4.00%; 1.00% Floor)	03/15/2024	—	(19,006)	(22,515)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Swiftpage, Inc.	Software & Services	Term Loan A	7.24% (L + 5.50%; 1.00% Floor)	06/13/2023	$229,796	$225,972	$225,200
Swiftpage, Inc.	Software & Services	Term Loan	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	2,496,789	2,460,901	2,446,853
Swiftpage, Inc.(2)(3)	Software & Services	Revolver	7.30% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(3,128)	(4,506)
Symplr Software, Inc.(1)(13)	Software & Services	Term Loan	7.94% (L + 6.00%)	11/28/2025	5,756,909	5,680,081	5,670,556
Symplr Software, Inc.(2)(13)	Software & Services	Revolver	7.94% (L + 6.00%)	11/30/2023	268,631	265,115	264,184
TRGRP, Inc.(1)	Software & Services	Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,806,090	4,728,641	4,709,968
TRGRP, Inc.(2)(3)	Software & Services	Revolver	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(5,139)	(6,667)
TRGRP, Inc.(1)	Software & Services	Incremental Term Loan	8.80% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,073,976	1,054,948	1,052,497
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	2,815,750	2,781,894	2,815,750
Velocity Purchaser Corporation(1)	Software & Services	Term Loan	7.79% (L + 6.00%; 1.00% Floor)	12/01/2022	700,038	689,647	700,038
Velocity Purchaser Corporation(2)(3)	Software & Services	Revolver	7.80% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(2,300)	—
Watermark Insights, LLC(1)	Software & Services	Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	2,612,705	2,592,613	2,586,578
Watermark Insights, LLC(1)	Software & Services	Delayed Draw Term Loan	7.29% (L + 5.50%; 1.00% Floor)	06/07/2024	327,878	326,063	324,599
Purchasing Power, LLC(1)	Specialty Finance	Term Loan	8.96% (L + 7.25%; 1.00% Floor)	02/06/2024	2,854,850	2,810,973	2,804,891
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan B	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	1,172,909	1,154,246	1,089,984
Dillon Logistics, Inc.(1)	Transport & Logistics	Term Loan A	10.48% (L + 3.00%; 5.00% PIK; 1.00% Floor)	12/11/2023	2,658,594	2,616,179	2,470,631
Dillon Logistics, Inc.(2)(14)	Transport & Logistics	Revolver	8.90% (L + 7.00%; 1.00% Floor)	12/11/2023	365,443	360,395	336,694
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	6.69% (L + 5.00%)	12/21/2023	6,017,292	5,955,690	5,942,076

Total 1st Lien/Senior Secured Debt						329,471,892	327,560,477
2nd Lien/Junior Secured Debt —5.27%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	9.43% (L + 7.50%)	04/17/2026	1,230,107	1,204,314	1,180,902
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Services	Term Loan	9.70% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,445,244	6,439,645

Total 2nd Lien/Junior Secured Debt						7,649,558	7,620,547

Total U.S. Corporate Debt						337,121,450	335,181,024
Canadian Corporate Debt—1.95%
1st Lien/Senior Secured Debt —1.95%
JHMCRN Holdings, Inc.(1)(19)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	11/25/2025	846,198	837,854	837,736
Nuvei Technologies Corp.(1)(4)(19)	Business Services	Term Loan	6.80% (L + 5.00%; 1.00% Floor)	09/29/2025	2,015,143	2,010,646	1,994,992

Total 1st Lien/Senior Secured Debt						2,848,500	2,832,728

Total Canadian Corporate Debt						2,848,500	2,832,728

Portfolio Company	Industry				Shares	Cost	Fair Value
U.S. Preferred Stock —3.36%
Concerto, LLC(15)(16)	Healthcare & HCIT				65,614	$349,977	$349,977
Datarobot, Inc.(16)	Software & Services				38,190	289,278	289,278
Degreed, Inc.(16)	Software & Services				43,819	278,541	278,540
Heap(16)	Software & Services				189,617	696,351	696,351

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Shares	Cost	Fair Value
Protoscale Rubrik(16)	Software & Services	25,397	$598,212	$598,201
Punchh(16)	Software & Services	24,262	275,337	275,337
Symplr Software Intermediate Holdings, Inc.(16)	Software & Services	1,196	1,160,531	1,374,165
Workfront, Inc.(16)	Software & Services	104,058	999,998	999,998

Total U.S. Preferred Stock			4,648,225	4,861,847
U.S. Common Stock —1.05%
NC Holdings, LLC(16)(17)	Digital Infrastructure & Services	360,996	400,525	400,525
Leeds FEG Investors, LLC(16)	Education	320	321,309	359,147
INH Group Holdings(16)	Healthcare & HCIT	484,552	484,552	290,731
Aggregator, LLC(16)	Software & Services	417,813	417,813	467,950

Total U.S. Common Stock			1,624,199	1,518,353
U.S. Warrants —0.44%
Degreed, Inc., Warrants expire 05/31/2026(16)	Software & Services	17,749	27,511	27,511
Fuze, Inc., Warrants expire 09/20/2029(16)	Digital Infrastructure & Services	184,665	$603,855	$603,855

Total U.S. Warrants			631,366	631,366

TOTAL INVESTMENTS—238.67%(18)			$346,873,740	$345,025,318

LIABILITIES IN EXCESS OF OTHER ASSETS —(138.67%)				$(200,462,923)

NET ASSETS—100.00%				$144,562,395

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

December 31, 2020

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of the Fund’s common shares. At December 31, 2020, the Fund had total Capital Commitments of $447,843,050, of which 52% was unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

On December 28, 2020, the Adviser established ABPCIC Global Radar, LLC (“ABPCIC Global Radar”), through which the Fund made an investment. ABPCIC Global Radar is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

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

Consolidation

The Fund will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund consolidated the results of its subsidiaries (ABPCIC Funding, CLO VI, ABPCIC NC, ABPCIC Concerto, ABPCICE, ABPCIC Funding II and ABPCIC Global Radar) in its consolidated financial statements. The portion of net assets that is attributable to non-controlling interest in ABPCICE is presented as “Non-Controlling Interest in ABPCIC Equity Holdings, LLC”, a component of total equity, on the Fund’s consolidated statements of assets and liabilities. All intercompany balances and transactions have been eliminated in consolidation.

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

Credit Facility Related Costs, Expenses and Deferred Financing Costs

The revolving credit facilities (as defined in Note 4) are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the revolving credit facilities are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the revolving credit facilities. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations, with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities.

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

Secured Borrowings

The Fund may finance the purchase of certain investments through sale/buy-back agreements. In a sale/buy-back agreement, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. The Fund uses sale/buy-back agreements as a short-term financing alternative to its existing revolving credit facilities. The Fund accounts for its sale/buy-back agreements as secured borrowings and continues to present the investment as an asset and the obligation to return the cash received as a liability within secured borrowings on the consolidated statements of assets and liabilities. Interest income earned on investments pledged under sale/buy-back agreements and financing charges associated with the sale/buy-back agreements are included within interest income and interest and borrowing expenses, respectively, on the consolidated statements of operations. Accrued interest receivable on investments and accrued financing charges on the sale/buy-back agreements are included within interest receivable and interest and borrowing expenses payable, respectively, on the consolidated statements of assets and liabilities.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Fund accrued excise taxes of $0, $0 and $3, respectively. As of December 31, 2020, and December 31, 2019, $0 and $0, respectively, of accrued excise taxes remained payable.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are optional and effective from March 12, 2020 through December 31, 2022. Management is currently evaluating whether to employ the optional expedients or exceptions in ASU 2020-04, and have not used the expedients or exceptions for the year ended December 31, 2020.

3. Related Party Transactions

Advisory Agreement

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”), replacing the advisory agreement the Fund entered into with the Adviser on July 27, 2017 (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter is appropriately prorated. For the year ended December 31, 2020, the Fund incurred a management fee of $6,091,338, of which $1,863,539 was voluntarily waived by the Adviser. For the year ended December 31, 2019, the Fund incurred a management fee of $3,688,293, of which $380,701 was voluntarily waived by the Adviser. For the year ended December 31, 2018, the Fund incurred a management fee of $957,992, of which $127,862 was voluntarily waived by the Adviser. As of December 31, 2020, and December 31, 2019, $1,533,338 and $1,053,696, respectively, of accrued management fee remained payable.

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

For the year ended December 31, 2020, the Fund incurred income – based incentive fees of $1,790,567, of which $486,784 was voluntarily waived by the Adviser. For the year ended December 31, 2019, the Fund incurred income – based incentive fees of $981,757, of which $132,327 was voluntarily waived by the Adviser. For the year ended December 31, 2018, the Fund incurred income – based incentive fees of $232,164, of which $32,302 was voluntarily waived by the Adviser. As of December 31, 2020, and December 31, 2019, $2,353,074, and $1,049,291, respectively, of accrued income-based incentive fees remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of December 31, 2020, December 31, 2019, and December 31, 2018.

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

As of December 31, 2020, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	13,879	1,072,603	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%

Total	$4,874,139	$2,547,016	$2,327,123

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

For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Fund accrued $50,199, $28,600 and $4,424, respectively, in transfer agent fees. As of December 31, 2020 and December 31, 2019, $13,809 and $9,397, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facilities

On November 15, 2017, the Fund entered into a credit agreement (the “Credit Agreement”) to establish a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “Administrative Agent”). The initial maximum commitment amount (the “Maximum Commitment”) under the Revolving Credit Facility was $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund has increased the Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the lenders’ commitments (“Commitments”) or reduce the Maximum Commitments by giving prior irrevocable written notice to the Administrative Agent. Any reduction of the Maximum Commitments shall be in an amount equal to $10 million or multiples thereof; and in no event, shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2020, the Fund is in compliance with these covenants. The Fund’s obligations under the Credit Agreement are secured by the Capital Commitments and capital contributions to the Fund.

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

Facility from November 11, 2020 to November 9, 2021, and (ii) inserted a provision permitting the Fund and the Administrative Agent to, upon the occurrence of certain conditions, amend the Credit Agreement to replace references to LIBOR with references to an alternate benchmark rate that may include a forward-looking rate based on the secured overnight financing rate or another alternate benchmark rate subject to certain conditions. The Fund has an option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders (as defined in the Credit Agreement) and the Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 9, 2021; and (v) the Fund has delivered an extension request to the Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 9, 2021.

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

All of the collateral pledged to lenders by ABPCIC Funding under the Barclays Credit Facility was held in the custody of the Custodian under an account control agreement by and among ABPCIC Funding, the Collateral Agent and the Custodian. The Collateral Administrator maintained and performed certain collateral administration services with respect to the collateral pursuant to a collateral administration agreement among ABPCIC Funding, the Adviser and the Collateral Administrator. Borrowings under the Barclays Credit Facility were secured by all of the assets held by ABPCIC Funding. Pursuant to a collateral management agreement (the “Collateral Management Agreement”) by and between ABPCIC Funding and the Adviser as collateral manager, the Adviser performed certain duties with respect to the purchase and management of the assets securing the Barclays Credit Facility. The Adviser elected to waive any fees that would otherwise be payable under the Barclays Credit Facility and the Collateral Management Agreement. ABPCIC Funding was responsible for reimbursing the expenses incurred by the Adviser in the performance of its obligations under the Collateral Management Agreement other than any ordinary overhead expenses, which were not required to be reimbursed. The Fund did not incur any collateral management fees for the year ended December 31, 2020. For the year ended December 31, 2019 the Fund incurred collateral management fees of $426,758, which were voluntarily waived by the Adviser.

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

On October 15, 2020, ABPCIC Funding II entered into a revolving credit facility (the “Synovus Credit Facility”), with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, as Collateral Agent, collateral custodian (in such capacity, the “Collateral Custodian”) and securities intermediary (in such capacity, the “Securities Intermediary”).

The Synovus Credit Facility provides for borrowings in an aggregate amount up to $100,000,000. Borrowings under the Synovus Credit Facility bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) October 15, 2025 (or such later date mutually agreed to by ABPCIC Funding II and Synovus) or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the Investment Company Act of 1940, as amended.

Borrowings under the Synovus Credit Facility are secured by all of the assets held by ABPCIC Funding II. Pursuant to the agreements establishing the Synovus Credit Facility, the Adviser will perform certain duties with respect to the purchase and management of the assets securing the Synovus Credit Facility. The Adviser will not receive a fee for these services so long as the Adviser or an affiliate thereof continues providing such services. ABPCIC Funding II will reimburse all reasonable expenses, disbursements and advances incurred or made by the Adviser in the performance of its obligations relating to the Synovus Credit Facility

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Collateral Custodian or the Securities Intermediary. The Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Collateral Custodian and Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses. The Synovus Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2020, the Fund is in compliance with these covenants.

The Fund’s outstanding borrowings through the revolving credit facilities as of December 31, 2020 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$46,000,000	$4,000,000	$46,000,000

Synovus	100,000,000	84,700,000	15,300,000	84,700,000

Total	$150,000,000	$130,700,000	$19,300,000	$130,700,000

The Fund’s outstanding borrowings through the Revolving Credit Facility as of December 31, 2019 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$19,500,000	$30,500,000	$19,500,000

Total	$50,000,000	$19,500,000	$30,500,000	$19,500,000

As of December 31, 2020 and December 31, 2019, deferred financing costs were $1,648,701 and $64,959, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$176,706,612
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,790,490
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,840,396
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $26,440 and $1,786,062, respectively, as of December 31, 2020 and are reflected on the consolidated statements of assets and liabilities.

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
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $32,835 and $2,780,532, as of December 31, 2019 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the year ended December 31, 2020, the Fund incurred collateral management fees of $1,843,957, which were voluntarily waived by the Adviser. For the year ended December 31, 2019, the Fund incurred collateral management fees of $729,661, which were voluntarily waived by the Adviser. For the year ended December 31, 2018, the Fund incurred no collateral management fees.

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

Secured borrowings outstanding as of December 31, 2020, were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Businessolver.com, Inc.	12/23/2020	60 days or less from trade date	1.25	$5,312,058
Medbridge Holdings, LLC	12/23/2020	60 days or less from trade date	1.25	7,710,514
Higginbotham Insurance Agency, Inc.	12/23/2020	60 days or less from trade date	1.25	5,848,284

				$18,870,856

As of December 31, 2020 and December 31, 2019 outstanding borrowings under the revolving credit facilities, Notes, and secured borrowings were $360,908,354 and $229,836,633, respectively.

For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the components of interest and other debt expenses related to the borrowings were as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Interest and borrowing expenses	$7,282,854	$7,158,340	$1,222,642
Commitment fees	125,253	219,021	83,237
Amortization of debt issuance and deferred financing costs	1,208,387	1,088,053	443,423

Total	$8,616,494	$8,465,414	$1,749,302

Weighted average interest rate(1)	2.87%	4.39%	4.26%
Average outstanding balance	$254,088,888	$163,259,315	$28,667,123

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

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

The following tables summarize the valuation of the Fund’s investments as of December 31, 2020:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$7,022,133	$—	$—	$7,022,133

Total Cash Equivalents	$7,022,133	$—	$—	$7,022,133

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$511,197,686	$511,197,686
2nd Lien/Junior Secured Debt	—	—	11,396,369	11,396,369
U.S. Preferred Stock	—	—	7,495,949	7,495,949
U.S. Common Stock	287,775	—	2,375,265	2,663,040
U.S. Warrants	—	—	281,986	281,986

Total assets	$287,775	$—	$532,747,255	$533,035,030

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2019:

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$12,092,212	$318,300,993	$330,393,205
2nd Lien/Junior Secured Debt	—	—	7,620,547	7,620,547
U.S. Preferred Stock	—	—	4,861,847	4,861,847
U.S. Common Stock	—	—	1,518,353	1,518,353
U.S. Warrants	—	—	631,366	631,366

Total assets	$—	$12,092,212	$332,933,106	$345,025,318

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2020:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	U.S. Warrants	Total
Balance as of January 1, 2020	$318,300,993	$7,620,547	$1,518,353	$4,861,847	$631,366	$332,933,106
Purchases (including PIK)	279,269,615	3,652,564	170,276	2,573,882	105,898	285,772,235
Sales and principal payments	(95,946,474)	—	—	(777,440)	—	(96,723,914)
Realized Gain (Loss)	20,809	—	—	548,560	—	569,369
Net Amortization of Premium/Discount	2,441,903	13,547	—	—	—	2,455,450
Transfers In	12,092,212	—	—	—	—	12,092,212
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(4,981,372)	109,711	686,636	289,100	(455,278)	(4,351,203)

Balance as of December 31, 2020	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(5,261,160)	$109,711	$686,636	$289,100	$(455,278)	$(4,630,991)

For the year ended December 31, 2020, there were transfers of $12,092,212 from Level 2 to Level 3 fair value measurements for the Fund due to lack of observability and liquidity. There were no transfers from Level 3.

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2020 and December 31, 2019, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of 12/31/20	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$329,808,025	Market Yield Analysis	Market Yield	5.0%—18.5% (7.8%)	Decrease

	6,586,623	Market Approach	EBITDA Multiple	1.9x—10.2x (4.0x)	Increase

	10,538,095	Expected Repayment	Redemption Price	N/A	Increase

	13,914,273	Recent Transaction	Transaction Price	N/A	N/A
	150,350,670	Recent Purchase	Purchase Price	N/A	N/A

	Fair Value as of 12/31/20	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
2nd Lien/Junior Secured Debt	7,740,139	Market Yield Analysis	Market Yield	8.6%—9.0% (8.9%)	Decrease
	3,656,230	Recent Purchase	Purchase Price	N/A	N/A
U.S. Common Stock	1,233,165	Market Approach	EBITDA Multiple	10.0x—16.0x (14.1x)	Increase
	735,350	Market Approach	Recurring Revenue Multiple	5.0x	Increase
	406,750	Recent Transaction	Transaction Price	N/A	N/A
U.S. Preferred Stock	2,751,077	Market Approach	EBITDA Multiple	8.3x—13.6x (11.8x)	Increase
	2,214,811	Market Approach	Revenue Multiple	8.9x—23.1x (13.5x)	Increase
	438,190	Recent Transaction	Transaction Price	N/A	N/A
	2,091,871	Recent Purchase	Purchase Price	N/A	N/A
U.S. Warrants	146,098	Market Approach	Revenue Multiple	4.5x—10.7x (10.2x)	Increase
	95,800	Recent Transaction	Transaction Price	N/A	N/A
	40,088	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$532,747,255
(1) Weighted averages are calculated based on fair value of investments.
	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:

1st Lien/Senior Secured Debt	$233,166,392	Market Yield Analysis	Market Yield	6.3%—11.7% (8.2%)	Decrease

	85,134,601	Recent Purchase	Purchase Price	N/A	N/A

2nd Lien/Junior Secured Debt	7,620,547	Market Yield Analysis	Market Yield	10.5%—11.0% (10.6%)	Decrease
U.S. Common Stock	1,117,827	Market Approach	EBITDA Multiple	5.0x—16.0x (10.3x)	Increase

	400,526	Recent Purchase	Purchase Price	N/A	N/A

U.S. Preferred Stock	1,374,166	Market Approach	EBITDA Multiple	13.6x	Increase

	2,573,089	Market Approach	Revenue Multiple	5.0x—12.7x (9.0x)	Increase

	914,592	Recent Purchase	Purchase Price	N/A	N/A
U.S. Warrants	27,511	Market Approach	Revenue Multiple	12.3x	Increase

	603,855	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$332,933,106

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2020 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$176,706,612	$178,352,361	$—	$—	$178,352,361
Class A-2A Senior Secured Notes	24,790,490	25,361,000	—	—	25,361,000
Class A-2B Senior Secured Notes	9,840,396	10,639,316	—	—	10,639,316

Total	$211,337,498	$214,352,677	$—	$—	$214,352,677

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $26,440 and $1,786,062 as of December 31, 2020 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of December 31, 2020, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of December 31, 2020:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	1,659,057	(49,772)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	(12,443)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	(22,337)
Alphasense, Inc.	Delayed Draw Term Loan	12/22/2021	1,937,915	—
Alphasense, Inc.	Revolver	05/29/2024	872,355	—
American Physician Partners, LLC	Revolver	12/21/2021	97,681	(3,907)
AMI US Holdings, Inc.	Revolver	04/01/2024	306,489	(4,597)
Analogic Corporation	Revolver	06/22/2023	213,889	(7,486)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(7,726)
Avetta, LLC	Revolver	04/10/2024	494,396	(9,888)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	05/17/2021	482,932	(9,659)
Azurity Pharmaceuticals, Inc.	Revolver	03/21/2023	482,932	(9,659)
Banneker V Acquisition, Inc.	Delayed Draw Term Loan	12/04/2021	1,037,198	(20,744)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	(5,186)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	1,288,304	(19,325)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	(4,295)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	321,733	(12,870)
Businesssolver.com, Inc.	Revolver	05/15/2023	323,529	—
Captain D’s, Inc.	Revolver	12/15/2023	51,331	(513)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	12/31/2022	2,443,965	(24,440)
Coding Solutions Acquisition, Inc	Revolver	12/31/2025	96,983	(1,939)
Datacor Holdings, Inc.	Revolver	12/26/2025	643,849	(12,877)
Datacor Holdings, Inc.	First Lien Delayed Draw Term Loan	12/28/2022	2,575,396	(25,754)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	1,053,759	(160,698)
Dillon Logistics, Inc.	Revolver	12/11/2023	215,110	(116,160)
Dispatch Track, LLC	Revolver	12/17/2024	301,930	(3,020)
E2open LLC	Revolver	11/26/2024	72,652	—
Engage2Excel, Inc.	Revolver	03/07/2023	119,353	(4,774)
EnterpriseDB Corporation	Revolver	06/21/2024	696,355	(6,964)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	05/17/2021	839,091	(4,195)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	642,451	(9,636)
EvolveIP, LLC	Revolver	06/07/2023	566,868	(8,503)
Exterro, Inc.	Revolver	05/31/2024	247,500	(1,238)
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	(26,580)
Faithlife, LLC	Revolver	09/18/2025	279,053	(5,581)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	(4,430)
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	12/30/2022	2,932,758	(29,327)
Fuze, Inc.	Delayed Draw Term Loan	09/20/2021	1,814,240	(7,439)
Fuze, Inc.	Revolver	09/20/2024	1,295,886	(18,531)
GHA Buyer, Inc.	Fifth Amendment Delayed Draw Term loan	12/14/2021	58,528	—
GHA Buyer, Inc.	Revolver	06/24/2025	951,077	—
Global Radar Holdings, LLC	Revolver	12/31/2025	581,896	(11,637)
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2021	3,683,720	(36,837)
GS AcquisitionCo, Inc.	Fourth Delayed Draw Term Loan	12/02/2021	498,802	(3,741)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	382,916	(5,743)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	11/25/2022	1,671,253	(12,535)
INH Buyer, Inc.	Revolver	01/31/2024	205,858	(3,088)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	481,201	(6,015)
Kaseya Inc.	Revolver	05/02/2025	191,755	(3,835)
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	1,445,322	(36,133)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(27,524)
Metametrics, Inc.	Revolver	09/10/2025	651,183	(13,024)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	06/09/2022	3,062,613	(15,313)
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,225,045	(24,501)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	(3,956)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	09/30/2021	1,001,811	(23,794)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	328,125	(42,656)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(10,322)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(6,167)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(6,989)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,795)
PF Growth Partners, LLC	Delayed Draw Term Loan	07/11/2021	240,285	(4,806)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	1,767,548	(35,351)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	322,749	(6,455)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	234,363	(2,343)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	(2,929)
Real Capital Analytics, Inc.	Revolver	10/02/2024	694,740	—
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	03/19/2021	1,326,335	—
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	442,112	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)
SecureLink, Inc	Revolver	10/01/2025	439,523	(6,593)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(33,292)
Sirsi Corporation	Revolver	03/15/2024	553,741	(6,921)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(20,405)
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(9,974)
Smile Brands, Inc.	Revolver	10/12/2023	254,808	(4,459)
Star2star Communications, LLC	Delayed Draw Term Loan	03/11/2022	640,576	—
Star2star Communications, LLC	Revolver	03/13/2025	960,864	—
Streamsets, Inc.	Revolver	11/25/2024	350,524	(9,737)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(7,887)
Sysnet North America, Inc	Delayed Draw Term Loan B1	12/30/2021	3,863,094	(57,946)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(13,429)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	1,148,009	(13,432)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	690,532	(12,084)
Theranest, LLC	Revolver	07/24/2023	428,571	(10,714)
TRGRP, Inc.	Revolver	11/01/2023	333,333	(6,666)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Women’s Health USA, Inc.	Revolver	10/09/2023	175,583	(2,195)
ZBS Alliance Animal Health, LLC	First Amendment Delayed Draw Term Loan	10/19/2022	2,253,772	(45,076)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	226,780	(4,536)

Total 1st Lien/Senior Secured Debt			76,225,252	(1,297,537)

Foundation Risk Partners, Corp.	2nd Lien Delayed Draw Term Loan	12/30/2022	1,256,896	(14,140)

Total 2nd Lien/Senior Secured Debt			1,256,896	(14,140)

Total			$77,482,148	$(1,311,677)

The Fund had the following unfunded commitments by investment types as of December 31, 2019:
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	9/27/2024	$3,448,816	$(51,732)
5 Bars, LLC	Revolver	9/27/2024	646,653	(9,700)
AEG Holding Company, Inc.	Revolver	11/20/2023	558,432	(11,168)
Ahead Data Blue, LLC	Revolver	11/8/2024	961,256	(19,225)
American Physician Partners, LLC	Revolver	12/21/2021	266,402	(2,664)
AMI US Holdings, Inc.	Revolver	4/1/2024	612,979	(12,260)
Analogic Corporation	Revolver	6/22/2023	258,261	(3,616)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Avetta, LLC	Delayed Draw Term Loan	4/11/2020	1,235,991	(12,360)
Avetta, LLC	Revolver	4/10/2024	494,396	(9,888)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	6/12/2021	1,288,304	(12,883)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan B	6/30/2020	2,576,608	(25,766)
BEP Borrower Holdco, LLC	Revolver	6/12/2024	429,435	(6,442)
Blink Holdings, Inc.	Delayed Draw Term Loan	11/8/2020	119,189	(1,192)
Broadway Technology, LLC	Revolver	4/1/2024	383,845	(7,677)
Businesssolver.com, Inc.	Revolver	5/15/2023	194,118	—
Captain D’s, Inc.	Revolver	12/15/2023	60,466	(604)
CutisPharma, Inc.	Revolver	3/21/2023	482,932	(8,451)
CutisPharma, Inc.	Delayed Draw Term Loan	5/17/2021	482,932	(8,451)
Degreed, Inc.	Delayed Draw Term Loan	5/31/2021	1,810,522	(17,562)
Degreed, Inc.	Revolver	5/31/2024	417,813	(7,228)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2021	5,268,797	(105,376)
Delaware Valley Management Holdings, Inc.	Revolver	3/21/2024	158,064	(3,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	41,191	(2,912)
Dispatch Track, LLC	Revolver	12/17/2024	169,081	(2,537)
E2open LLC	Revolver	11/26/2024	311,365	(3,114)
Engage2Excel, Inc.	Delayed Draw Term Loan	10/25/2020	664,490	(6,645)
Engage2Excel, Inc.	Revolver	3/7/2023	125,635	(2,513)
EnterpriseDB Corporation	Revolver	6/21/2024	696,355	(10,445)
Ethos Veterinary Health LLC	Term Loan	5/17/2021	839,091	(8,391)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	755,824	(11,337)
EvolveIP, LLC	Revolver	6/7/2023	566,868	(8,503)
Exterro, Inc.	Revolver	5/31/2024	330,000	(1,650)
Finalsite Holdings, Inc.	Revolver	9/25/2024	253,142	(3,797)
Fuze, Inc.	Delayed Draw Term Loan	9/20/2021	2,591,772	(117,926)
Fuze, Inc.	Revolver	9/20/2024	388,766	(17,689)
Genesis Acquisition Co.	Delayed Draw Term Loan	7/31/2020	364,466	(3,645)
Genesis Acquisition Co.	Revolver	7/31/2024	131,560	(2,631)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	570,916	(5,709)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/31/2020	675,044	(6,750)
GHA Buyer, Inc.	Revolver	10/23/2023	202,513	(4,050)
GS AcquisitionCo, Inc.	Revolver	5/24/2024	108,813	(1,360)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	8/2/2021	1,934,450	(13,251)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/11/2020	2,365,584	—
INH Buyer, Inc.	Revolver	1/31/2024	205,858	(3,088)
InSite Wireless Group, LLC	Term Loan	8/1/2022	6,179,466	(77,243)
Lucky Bucks, LLC	Delayed Draw Term Loan	4/9/2020	64,919	(1,136)
Metametrics, Inc.	Revolver	9/10/2025	651,183	(13,024)
Nine Point Energy, LLC	Revolver	6/7/2024	328,125	(6,562)
Nine Point Energy, LLC	Delayed Draw Term Loan	6/7/2021	1,312,500	(26,250)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(10,321)
Pace Health Companies, LLC	Revolver	8/2/2024	616,682	(6,167)
PF Growth Partners, LLC	Delayed Draw Term Loan	7/11/2021	300,356	(3,003)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	5/18/2020	1,643,567	(32,871)
Pinnacle Dermatology Management, LLC	Revolver	5/18/2023	468,424	(9,368)
Real Capital Analytics, Inc.	Revolver	10/2/2024	138,948	(695)
Rhode Holdings, Inc.	Delayed Draw Term Loan	5/3/2021	467,302	(5,280)
Rhode Holdings, Inc.	Revolver	5/2/2025	161,139	(3,223)
RxBenefits, Inc.	Revolver	3/29/2024	575,767	(5,758)
Selligent, Inc.	Revolver	11/3/2023	200,660	(3,010)
Single Digits, Inc.	Delayed Draw Term Loan	12/21/2020	1,040,369	(10,404)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(4,161)
Sirsi Corporation	Revolver	3/15/2024	332,245	(4,984)
Smile Brands, Inc.	Delayed Draw Term Loan	10/12/2020	333,798	—

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Smile Brands, Inc.	Revolver	10/12/2023	220,833	—
Sugarcrm, Inc.	Revolver	7/31/2024	310,244	—
Summit Infrastructure Group, Inc.	Delayed Draw Term Loan	3/15/2021	1,125,756	(22,515)
Summit Infrastructure Group, Inc.	Revolver	3/15/2024	562,878	(11,258)
Swiftpage, Inc.	Revolver	6/13/2023	225,317	(4,506)
Symplr Software, Inc.	Revolver	11/30/2023	27,828	(417)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,865	(13,430)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	8/15/2021	1,726,330	(15,105)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	656,005	(11,480)
Theranest, LLC	Delayed Draw Term Loan	7/23/2020	1,386,857	(20,803)
Theranest, LLC	Revolver	7/24/2023	428,571	(8,571)
TRGRP, Inc.	Revolver	11/1/2023	333,333	(6,667)
Tropical Smoothie Cafe, LLC	Revolver	9/24/2023	96,435	—
Tropical Smoothie Cafe, LLC	Delayed Draw Term Loan	6/18/2021	6,659,893	—
Velocity Purchaser Corporation	Revolver	12/1/2022	193,237	—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	11/8/2025	4,535,600	(90,712)
ZBS Alliance Animal Health, LLC	Revolver	11/8/2025	181,424	(3,628)

Total 1st Lien/Senior Secured Debt			71,406,720	(1,007,901)

Total			$71,406,720	$(1,007,901)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of the Fund’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Fund’s common shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At December 31, 2020 the Fund had total Capital Commitments of $447,843,050, of which 52% was unfunded. At December 31, 2019 the Fund had total Capital Commitments of $397,620,551. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	For the year ended December 31, 2020		For the year ended December 31, 2019		For the year ended December 31, 2018
Quarter Ended	Shares	Amount	Shares	Amount	Shares	Amount
March 31	4,876,625	$41,844,852	2,317,068	$23,125,308	599,421	$6,066,799
June 30	—	$—	1,784,087	$17,963,617	399,596	$4,001,001
September 30	—	$—	1,795,822	$17,967,810	1,577,979	$15,912,791
December 31	3,557,981	$33,276,379	2,011,640	$19,880,531	1,267,864	$12,566,810

Total capital drawdowns	8,434,606	$75,121,231	7,908,617	$78,937,266	3,844,860	$38,547,401

Distributions

The following tables reflect the distributions declared on shares of the Fund’s common stock during the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2020	3/27/2020	4/29/2020	$0.24	$3,551,533
6/26/2020	6/26/2020	7/29/2020	$0.13	$2,572,039
9/28/2020	9/28/2020	10/28/2020	$0.15	$2,925,160
12/29/2020	12/29/2020	1/28/2021	$0.16	$3,133,557

				$12,182,289

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2019	3/27/2019	4/25/2019	$0.15	$1,057,242
6/28/2019	6/28/2019	7/19/2019	$0.16	$1,690,999
9/25/2019	9/26/2019	10/30/2019	$0.13	$1,674,929
12/27/2019	12/27/2019	1/30/2020	$0.17	$2,119,822

				$6,542,992

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	$0.25	$759,327
9/27/2018	9/27/2018	9/28/2018	$0.12	$625,565
12/27/2018	12/27/2018	1/29/2018	$0.18	$911,332

				$2,296,224

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

The following tables summarize shares distributed pursuant to the DRIP during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2020	3/27/2020	3/31/2020	225,117	$1,931,666
6/26/2020	6/26/2020	7/29/2020	152,049	$1,321,289
9/28/2020	9/28/2020	9/30/2020	165,917	$1,512,599
12/29/2020	12/29/2020	12/29/2020	170,132	$1,591,179

			713,215	$6,356,733

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2019	3/27/2019	3/29/2019	58,319	$581,297
6/28/2019	6/28/2019	6/28/2019	91,975	$915,804
9/25/2019	9/26/2019	9/30/2019	91,341	$907,002
12/27/2019	12/27/2019	12/31/2020	116,815	$1,154,989

			358,450	$3,559,092

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
6/28/2018	6/28/2018	6/29/2018	42,390	$424,430
9/27/2018	9/27/2018	9/28/2018	34,652	$347,908
12/27/2018	12/27/2018	12/31/2018	51,184	$507,333

			128,226	$1,279,671

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

There were no shares repurchased during the year ended December 31, 2020.

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

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Net increase (decrease) in net assets from operations	$8,501,562	$5,567,442	$1,578,601
Weighted average common shares outstanding	18,603,813	10,024,619	3,718,757
Earnings per common share-basic and diluted	$0.46	$0.56	$0.42

9. Tax Information

The tax character of distributions during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Distributions paid from: Ordinary Income	$11,751,072	$6,505,658	$2,296,224
Net Long-Term Capital Gains	$431,217	$37,334	$ —
Total Taxable Distributions	$12,182,289	$6,542,992	$2,296,224

As of December 31, 2020, December 31, 2019 and December 31, 2018 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Undistributed Ordinary Income – Net	$105,976	$168,243	$48,384
Undistributed Long-Term Income – Net	$905,096	$—	$1,311
Total Undistributed Earnings	$1,011,072	$168,243	$49,695
Capital Loss Carryforward	—	$—	$—
Unrealized Earnings (Losses) – Net	$(6,371,977)	$(1,848,420)	$(677,969)
Total Accumulated Earnings (Losses) – Net	$(5,360,905)	$(1,680,177)	$(628,274)

The difference between GAAP-basis and tax basis unrealized gains (losses) is due to investment in partnerships.

In order to present certain components of the Fund’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Fund’s accounts. These reclassifications have no impact on the NAV of the Fund and result primarily from the re-designation of dividends and the tax treatment of fee income.

	December 31, 2020	December 31, 2019	December 31, 2018
Paid-in capital in excess of par	$0	$76,353	$(33,926)
Accumulated undistributed net investment income	$(1,244,770)	$(654,027)	$(6,255)
Accumulated net realized gain (loss)	$1,244,770	$577,674	$40,181

The Fund has three taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one investment listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Fund’s consolidated financial statements reflect the Fund’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Fund to hold certain portfolio companies that are organized as pass-through entities and still satisfy the RIC tax compliance requirements. The net investment income and capital gains and losses from the pass-through entities are taxed to the Taxable Subsidiaries and do not flow through to the RIC. The Taxable Subsidiaries are not consolidated for income tax purposes and the corporate subsidiaries may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Fund’s consolidated statements of operations. Additionally, any net unrealized appreciation or depreciation related to portfolio investments held by the Taxable Subsidiaries is reflected net of applicable federal and state income taxes in the Fund’s consolidated statements of operations, with the related deferred tax liabilities presented in the Fund’s consolidated statements of assets and liabilities.

ASC 740 provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Fund has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for the years ended December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017:

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017*
Per Share Data:(1)(9)
Net asset value, beginning of period	$9.88	$9.91	$10.02	$10.00
Net investment income (loss)	0.66	0.66	0.61	0.04
Net realized and unrealized gains (losses) on investments	(0.51)	(0.08)	(0.17)	(0.02)

Net increase (decrease) in net assets resulting from operations	0.15	0.58	0.44	0.02

Distributions to shareholders(2)	(0.68)	(0.61)	(0.55)	0.00

Net asset value, end of period	$9.35	$9.88	$9.91	$10.02
Shares outstanding, end of period	23,775,222	14,627,401	6,383,672	2,417,371
Total return at net asset value before incentive fees(3)	2.56%	6.29%	4.73%	—	%(4)
Total return at net asset value after incentive fees(3)	2.04%	5.89%	4.42%	0.20	%(4)

Ratio/Supplemental Data:
Net assets, end of period	$222,359,632	$144,562,395	$63,273,710	$24,232,383
Ratio of total expenses to weighted average net assets	12.30%	16.24%	14.78%	20.46	%(5)
Ratio of net expenses to weighted average net assets(6)	11.25%	14.33%	8.62%	0.89	%(5)
Ratio of net investment income (loss) before waivers to weighted average net assets	5.89%	4.38%	(0.48)%	(15.39	)%(5)
Ratio of net investment income (loss) after waivers to weighted average net assets(6)	6.93%	6.28%	5.68%	4.18	%(5)
Ratio of interest and credit facility expenses to weighted average net assets	4.86%	8.03%	4.37%	2.35%
Ratio of incentive fees to weighted average net assets(7)	1.01%	0.93%	0.58%	—%
Portfolio turnover rate	23.87%	17.83%	24.47%	—	%(4)
Asset coverage ratio(8)	162%	163%	172%	203%

*	The Fund completed its Initial Closing and commenced operations on November 15, 2017.
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(4)	Not annualized.
(5)	Annualized, except for professional fees, directors’ fees and incentive fees.
(6)

For the year ended December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser also reimbursed the Fund for operating expenses exceeding the percentage limit as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 2.37%, 1.58%, 0.40% and 0.88% for the years ended December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017 respectively.

(7)	Ratio of incentive fees to weighted average net assets calculated before the voluntary waiver of incentive fees by the Adviser.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.
(9)	Ratios calculated with Net Assets excluding the Non-Controlling Interest in ABPCICE.

11. Selected Quarterly Data (Unaudited)

	Quarter Ended March 31, 2020	Quarter Ended June 30, 2020	Quarter Ended September 30, 2020	Quarter Ended December 31, 2020
Total investment income	$7,441,251	$7,556,588	$7,968,277	$9,253,394

Total expenses	6,151,628	4,907,462	4,731,686	5,997,274
Reimbursement payments to Adviser	—	752,141	998,880	688,154
Waived collateral management fees	(459,059)	(458,890)	(462,788)	(463,220)
Expense reimbursement from Adviser	(89,757)	—	—	—
Waived management fees	(1,227,046)	(219,045)	(218,829)	(198,619)
Waived incentive fees	(486,784)	—	—	—

Net expenses	3,888,982	4,981,668	5,048,949	6,023,589

Net investment income before taxes	3,552,269	2,574,920	2,919,328	3,229,805

Net investment income after taxes	3,552,269	2,574,920	2,919,328	3,229,805
Net realized and unrealized gains (losses)	(19,049,597)	2,151,183	8,486,258	4,636,517

Net increase in net assets resulting from operations	$(15,497,328)	$4,726,103	$11,405,586	$7,866,322

Net investment income per share (basic and diluted)	$0.24	$0.13	$0.15	$0.16

Earnings per share (basic and diluted)	$(1.06)	$0.24	$0.57	$0.39

Weighted average shares outstanding	14,683,464	19,730,814	19,882,995	20,087,618

Distributions declared per share	$0.24	$0.13	$0.15	$0.16

Net asset value per share	$8.58	$8.69	$9.12	$9.35

	Quarter Ended March 31, 2019	Quarter Ended June 30, 2019	Quarter Ended September 30, 2019	Quarter Ended December 31, 2019
Total investment income	$3,428,832	$5,340,801	$5,859,037	$7,106,197

Total expenses	2,698,387	4,302,408	4,700,091	5,420,236
Reimbursement payment to Adviser	—	—	—	107,841
Waived collateral management fees	—	(325,809)	(367,534)	(463,076)
Expense reimbursement from Adviser	(156,418)	(259,263)	(31,875)	—
Waived management fees	(63,171)	(67,927)	(60,261)	(189,342)
Waived incentive fees	(76,072)	—	(56,255)	—

Net expenses	2,402,726	3,649,409	4,184,166	4,875,659

Net investment income before taxes	1,026,106	1,691,392	1,674,871	2,230,538
Net investment income after taxes	1,026,106	1,691,392	1,674,871	2,230,538
Net realized and unrealized gains (losses)	356,253	(321,200)	(393,328)	(697,190)

Net increase in net assets resulting from operations	$1,382,359	$1,370,192	$1,281,543	$1,533,348

Net investment income per share (basic and diluted)	$0.15	$0.18	$0.15	$0.18

Earnings per share (basic and diluted)	$0.20	$0.15	$0.11	$0.12

Weighted average shares outstanding	6,914,873	9,360,422	11,226,276	12,522,082

Distributions declared per share	$0.15	$0.16	$0.13	$0.17

Net asset value per share	$9.97	$9.95	$9.93	$9.88

12. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the financial statements, other than as described below.

On January 21, 2021, the Fund called capital of $37,718,999 from its investors due February 1, 2021.

On February 11, 2021, the Adviser established ABPCIC Funding III LLC (“ABPCIC Funding III”), a Delaware limited liability company. ABPCIC Funding III is 100% owned by the Fund and will be consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

On February 26, 2021, the Fund filed a tender offer statement (“Schedule TO”) with the SEC to purchase for cash up to 502,190.45 of the Fund’s shares of common stock, par value $0.01 per share (the “Shares”) pursuant to tenders at a price per Share equal to the Fund’s net asset value per Share as of March 31, 2021 (the “Purchase Price,” and such date, as it may be extended, the “Expiration Date”) upon the terms and subject to the conditions described in Schedule TO. Payments for tendered Shares will be made 45 days after the Expiration Date.

On March 24, 2021, ABPCIC Funding III LLC (the “Borrower”), a wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction. In connection with the warehouse financing transaction, the Borrower entered into, among other agreements, the credit agreement (the “Natixis Credit Agreement”) among the Borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent and U.S. Bank National Association, as collateral agent, collateral administrator and custodian. The Natixis Credit Agreement provides for borrowings in an aggregate amount up to $100,000,000. Borrowings under the Natixis Credit Agreement will bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 24, 2031 (or such later date mutually agreed to by the Borrower and the administrative agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Agreement.