Form 10-Q
period 2021-03-31
AB Private Credit Investors Corp
filed 2021-05-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 26,819,755 shares of common stock, $0.01 par value per share, outstanding as of May 14, 2021.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2021

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of March 31, 2021 (Unaudited)	As of December 31, 2020
Assets
Investments, at fair value (amortized cost of $587,129,877 and $539,228,460, respectively)	$582,690,056	$533,035,030
Cash and cash equivalents	50,890,483	22,410,622
Interest receivable	2,342,436	2,264,308
Deferred financing costs	2,306,376	1,648,701
Receivable for fund shares	153,751	33,298,880
Prepaid expenses	146,334	292,668
Receivable for investments sold	25,355	80,413
Other assets	208	879

Total assets	$638,554,999	$593,031,501

Liabilities
Notes payable (net of unamortized discount of $25,300 and $26,440, respectively, and debt issuance costs of $1,511,752 and $1,786,062, respectively)	$211,612,948	$211,337,498
Credit facility payable	149,500,000	130,700,000
Payable for Fund shares repurchased	11,061,881	—
Management fees payable	3,419,518	1,533,338
Incentive fee payable	2,994,136	2,353,074
Distribution payable	2,190,454	1,541,994
Payable to Adviser	2,150,079	1,568,252
Interest and borrowing expenses payable	1,631,217	1,554,186
Professional fees payable	664,539	484,248
Administrator and custodian fees payable	299,220	136,170
Transfer agent fees payable	30,195	13,809
Accrued expenses and other liabilities	8,090	—
Miscellaneous payable	1,840	1,840
Accrued organization costs	—	106,510
Secured borrowings	—	18,870,856
Due to Affiliate	—	469,453

Total liabilities	$385,564,117	$370,671,228

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 26,833,819 and 23,775,222 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	268,338	237,752
Paid-in capital in excess of par value	256,266,884	227,482,784
Distributable earnings (accumulated loss)	(3,547,413)	(5,360,904)

Total net assets of AB Private Credit Investors Corporation	$252,987,809	$222,359,632

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$3,073	$641

Total net assets	$252,990,882	$222,360,273

Total liabilities and net assets	$638,554,999	$593,031,501

Net asset value per share of AB Private Credit Investors Corporation	$9.43	$9.35

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2021	2020
Investment Income:
Interest income, net of amortization/accretion	$10,377,184	$7,052,300
Payment-in-kind interest	375,483	206,351
Other fee income	107,093	182,600

Total investment income	10,859,760	7,441,251

Expenses:
Interest and borrowing expenses	2,605,053	2,568,667
Management fees	2,069,181	1,352,351
Income-based incentive fee	641,062	769,023
Professional fees	549,052	547,269
Collateral management fees	454,343	459,059
Administration and custodian fees	163,051	91,783
Insurance expenses	146,334	67,596
Directors’ fees	50,000	50,000
Transfer agent fees	16,386	10,758
Other expenses	163,622	235,122

Total expenses	6,858,084	6,151,628
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	280,779	—
Waived collateral management fees	(454,343)	(459,059)
Expense reimbursement from Adviser	—	(89,757)
Waived management fees	(183,001)	(1,227,046)
Waived incentive fees	—	(486,784)

Net expenses	6,501,519	3,888,982

Net investment income before taxes	4,358,241	3,552,269

Net investment income	4,358,241	3,552,269

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	59,470	(13,369)
Net change in unrealized appreciation (depreciation) on investments	1,753,609	(19,036,228)

Net realized and change in unrealized gains (losses) on investment transactions	1,813,079	(19,049,597)

Net increase (decrease) in net assets resulting from operations	$6,171,320	$(15,497,328)

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$(193)	$—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$6,171,513	$(15,497,328)

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.16	$0.24
Earnings per share (basic and diluted):	$0.23	$(1.06)
Weighted average shares outstanding:	26,432,156	14,683,464

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest – ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,358,498	(257)	4,358,241
Net realized gain (loss) on investments	—	—	—	59,470	—	59,470
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,753,545	64	1,753,609
Capital transactions:
Issuance of common stock	4,001,981	40,020	37,668,979	—	—	37,708,999
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	2,625	2,625
Issuance of common shares pursuant to distribution reinvestment plan	229,904	2,299	2,165,269	—	—	2,167,568
Repurchase of common stock	(1,173,288)	(11,733)	(11,050,148)	—	—	(11,061,881)
Distributions to stockholders	—	—	—	(4,358,022)	—	(4,358,022)

Total increase (decrease) for the three months ended March 31, 2021	3,058,597	30,586	28,784,100	1,813,491	2,432	30,630,609

Net assets at March 31, 2021	26,833,819	$268,338	$256,266,884	$(3,547,413)	$3,073	$252,990,882

Distributions declared per share	—	$—	$—	$0.16	$—	$0.16

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest – ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$—	$144,562,395
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,552,269	—	3,552,269
Net realized gain (loss) on investments	—	—	—	(13,369)	—	(13,369)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(19,036,228)	—	(19,036,228)
Capital transactions:
Issuance of common stock	4,876,625	48,766	41,796,086	—	—	41,844,852
Issuance of common shares pursuant to distribution reinvestment plan	225,117	2,251	1,929,415	—	—	1,931,666
Repurchase of common stock	—	—	—	—	—	—
Distributions to stockholders	—	—	—	(3,551,533)	—	(3,551,533)

Total increase (decrease) for the three months ended March 31, 2020	5,101,742	51,017	43,725,501	(19,048,861)	—	24,727,657

Net assets at March 31, 2020	19,729,143	$197,291	$189,821,799	$(20,729,038)	$—	$169,290,052

Distributions declared per share	—	$—	$—	$0.24	$—	$0.24

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,171,320	$(15,497,328)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(70,237,468)	(57,511,820)
Payment-in-kind investments	(375,483)	(206,351)
Proceeds from sales of investments and principal repayments	23,559,275	13,458,168
Net realized (gain) loss on investments	(59,470)	13,369
Net change in unrealized (appreciation) depreciation on investments	(1,753,609)	19,036,228
Amortization of premium and accretion of discount, net	(788,271)	(452,560)
Amortization of discount, debt issuance and deferred financing costs	492,785	396,314

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	55,058	212,441
(Increase) decrease in interest receivable	(78,128)	240,380
(Increase) decrease in other assets	671	—
(Increase) decrease in prepaid expenses	146,334	67,598
Increase (decrease) in Due to affiliate	(469,453)	—
Increase (decrease) in management fees payable	1,886,180	93,430
Increase (decrease) in payable to Adviser	581,827	121,330
Increase (decrease) in administrator and custodian fees payable	163,050	(127,657)
Increase (decrease) in professional fees payable	180,291	266,172
Increase (decrease) in incentive fees payable	641,062	282,239
Increase (decrease) in directors’ fees payable	—	50,000
Increase (decrease) in transfer agent fees payable	16,386	10,758
Increase (decrease) in interest and borrowing expenses payable	77,031	(1,647,346)
Increase (decrease) in accrued organization and offering costs	(106,510)	—
Increase (decrease) in accrued expenses and other liabilities	8,090	98,774

Net cash provided by (used for) operating activities	(39,889,032)	(41,095,861)

Cash flows from financing activities
Issuance of common stock	70,854,128	19,880,528
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	2,625	—
Distributions paid	(1,541,994)	(964,833)
Financing costs paid	(875,010)	—
Borrowings on credit facility	98,800,000	56,000,000
Repayments of credit facility	(80,000,000)	(32,500,000)
Repayments on secured borrowings	(18,870,856)	—

Net cash provided by (used for) financing activities	68,368,893	42,415,695

Net increase (decrease) in cash	28,479,861	1,319,834
Cash and cash equivalents, beginning of period	22,410,622	14,931,791

Cash and cash equivalents, end of period	$50,890,483	$16,251,625

Supplemental and non-cash financing activities
Cash paid during the period for interest	$1,951,874	$3,787,866
Issuance of common shares pursuant to distribution reinvestment plan	$2,167,568	$1,931,666

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2021

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value —230.32% + * # ^

U.S. Corporate Debt —221.04%

1st Lien/Senior Secured Debt —216.53%
AmerCareRoyal, LLC(1) (2)	Business Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$—	$(5,932)	$—
AmerCareRoyal, LLC	Business Services	Incremental Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	542,188	536,954	542,188
AmerCareRoyal, LLC(3)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	4,520,669	4,484,110	4,520,669
BEP Borrower Holdco, LLC(1) (2)	Business Services	Delayed Draw Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(8,290)	(12,883)
BEP Borrower Holdco, LLC(1) (2)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(4,159)	(6,441)
BEP Borrower Holdco, LLC(3)	Business Services	Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,400,525	3,383,945
Engage2Excel, Inc.(1) (3)	Business Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	260,459	257,325	245,266
Engage2Excel, Inc.(3)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,033,197	1,022,185	991,869
Engage2Excel, Inc.(3)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,977,672	2,950,751	2,858,565
Foundation Risk Partners, Corp.(1) (2)	Business Services	First Lien Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	—	(26,765)	(29,328)
Foundation Risk Partners, Corp.(4)	Business Services	First Lien Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	1,950,284	1,912,629	1,911,279
Global Radar Holdings, LLC(1) (2)	Business Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	—	(11,071)	(11,638)
Global Radar Holdings, LLC(4) (5)	Business Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	6,384,859	6,262,365	6,257,162
Higginbotham Insurance Agency, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	—	(11,824)	(12,534)
Higginbotham Insurance Agency, Inc.(4) (5)	Business Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	5,937,344	5,851,406	5,848,284
Metametrics, Inc.(1) (2)	Business Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	—	(9,700)	(6,512)
Metametrics, Inc.(3) (5)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	5,425,654	5,340,543	5,371,397
MSM Acquisitions, Inc.(1)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	1,545,808	1,508,318	1,507,298
MSM Acquisitions, Inc.(1) (2)	Business Services	Revolver	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(23,262)	(24,501)
MSM Acquisitions, Inc.(3) (4)	Business Services	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	7,331,895	7,191,419	7,185,258
Rep Tec Intermediate Holdings, Inc.(5)	Business Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	294,741	289,743	294,741
Rep Tec Intermediate Holdings, Inc.(1) (2)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(7,498)	—
Rep Tec Intermediate Holdings, Inc.(3) (4)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	5,071,636	4,991,008	5,071,636
Valcourt Holdings II, LLC(1) (2)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	—	(33,215)	(34,501)
Valcourt Holdings II, LLC	Business Services	Incremental Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	2,688,362	2,635,013	2,634,594
Valcourt Holdings II, LLC(3) (5)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	6,391,221	6,264,420	6,263,397
AEG Holding Company, Inc.(3)	Consumer Discretionary	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,064,666	1,054,682	1,043,372
AEG Holding Company, Inc.(4)	Consumer Discretionary	First Amendment Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,852,684	1,829,492	1,815,631
AEG Holding Company, Inc.(1) (2)	Consumer Discretionary	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(11,619)	(22,337)
AEG Holding Company, Inc.(3)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	6,028,365	5,969,721	5,907,797
Blink Holdings, Inc.(3)	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,178,697	1,169,989	1,090,295
Blink Holdings, Inc.	Consumer Non-Cyclical	Fifth Amendment Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	945,093	940,579	874,211
Blink Holdings, Inc.(3)	Consumer Non-Cyclical	Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,647,736	1,635,558	1,524,155
Captain D’s, Inc.(1) (2)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	—	(968)	(1,950)
Captain D’s, Inc.(3)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,919,994	1,910,364
Freddy’s Frozen Custard, L.L.C(1)	Consumer Non-Cyclical	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/03/2027	82,454	77,366	77,301
Freddy’s Frozen Custard, L.L.C(4) (5)	Consumer Non-Cyclical	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/03/2027	5,153,306	5,089,404	5,088,890
GPS Hospitality Holding Company LLC(3)	Consumer Non-Cyclical	Term Loan B	4.45% (L + 4.25%)	12/08/2025	2,319,940	2,295,014	2,285,141
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	119,241	116,629	112,051
PF Growth Partners, LLC(3)	Consumer Non-Cyclical	Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	2,006,681	1,991,509	1,966,547
5 Bars, LLC(1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(36,288)	—
5 Bars, LLC(1) (2)	Digital Infrastructure & Services	Revolver	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(6,804)	—

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
5 Bars, LLC(4)	Digital Infrastructure & Services	Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	$4,742,121	$4,690,592	$4,742,121
EvolveIP, LLC(1)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	113,090	106,013	111,201
EvolveIP, LLC(1) (2)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(5,293)	(1,417)
EvolveIP, LLC(3)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,550,691	6,486,773	6,534,315
Fatbeam, LLC(1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan 1	6.75% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(35,481)	(36,216)
Fatbeam, LLC(1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan 2	6.75% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(35,481)	(36,216)
Fatbeam, LLC(1) (2)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(14,192)	(14,487)
Fatbeam, LLC(4) (5)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	02/22/2026	6,438,490	6,295,475	6,293,624
Fuze, Inc.(1) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	777,531	311,594	766,905
Fuze, Inc.(1) (2)	Digital Infrastructure & Services	Revolver	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	—	(4,514)	(18,531)
Fuze, Inc.(3) (4)	Digital Infrastructure & Services	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	11,015,029	10,976,516	10,857,514
Single Digits, Inc.(5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	606,056	602,483	557,572
Single Digits, Inc.(1) (2)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(2,283)	(33,292)
Single Digits, Inc.(3)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,254,274	3,234,007	2,993,932
Thrive Buyer, Inc(1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	300,334	257,956	256,785
Thrive Buyer, Inc(1) (2)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	—	(14,557)	(15,017)
Thrive Buyer, Inc(4) (5)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	8,709,676	8,538,949	8,535,483
Accelerate Resources Operating, LLC(1) (2)	Energy	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(27,298)	(49,772)
Accelerate Resources Operating, LLC(1) (2)	Energy	Revolver	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(6,824)	(12,443)
Accelerate Resources Operating, LLC(3)	Energy	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	4,687,793	4,610,863	4,547,159
BCP Raptor II, LLC(3)	Energy	1st Lien Term Loan	4.86% (L + 4.75%)	11/03/2025	5,640,020	5,639,270	5,294,569
Brazos Delaware II, LLC(3)	Energy	Term Loan B	4.11% (L + 4.00%)	05/21/2025	3,992,756	3,917,625	3,703,282
Nine Point Energy, LLC(1)	Energy	DIP Delayed Draw Term Loan	9.00% (L + 8.00%, 1.00% Floor)	06/13/2021	292,250	292,250	292,250
Nine Point Energy, LLC(3)	Energy	Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	5,655,715	5,574,508	4,773,424
Edgewood Partners Holdings LLC(3)	Financials	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,551,259	5,513,038	5,495,746
Purchasing Power, LLC(3)	Financials	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,585,412	2,556,252	2,540,167
American Physician Partners, LLC(3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	993,358	989,531	953,623
American Physician Partners, LLC(1)	Healthcare & HCIT	Revolver	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	346,322	344,670	328,562
American Physician Partners, LLC(3)	Healthcare & HCIT	Term Loan A	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	5,263,276	5,241,760	5,052,745
American Physician Partners, LLC(5)	Healthcare & HCIT	Term Loan C	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,138,888	1,134,881	1,093,333
American Physician Partners, LLC(3) (5)	Healthcare & HCIT	Term Loan D	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	2,113,991	2,018,913	2,029,432
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(1,825)	(7,486)
Analogic Corporation(3) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,112,153	2,088,675	2,038,227
Azurity Pharmaceuticals, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,367)	—
Azurity Pharmaceuticals, Inc.(1) (2)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,367)	—
Azurity Pharmaceuticals, Inc.(3) (5)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	7,146,422	7,077,714	7,146,422
BK Medical Holding Company, Inc.(1) (2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,110)	(8,848)
BK Medical Holding Company, Inc.(4)	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,972,809	2,950,956	2,891,057
Caregiver 2, Inc.(5)	Healthcare & HCIT	Third Amendment Term Loan	8.00% (L + 6.50%; 1.50% Floor)	07/24/2025	658,127	645,005	658,127
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.50%; 1.50% Floor)	07/24/2025	4,807,610	4,721,766	4,807,610
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.50%; 1.50% Floor)	07/24/2025	690,047	677,726	690,047

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Coding Solutions Acquisition, Inc(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	$—	$(23,448)	$(24,440)
Coding Solutions Acquisition, Inc(1)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	19,397	17,182	17,069
Coding Solutions Acquisition, Inc(4) (5)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	7,894,007	7,740,552	7,736,127
Delaware Valley Management Holdings, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	—	(28,153)	(150,161)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	532,453	525,929	456,579
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	3,475,353	3,431,607	2,980,115
Ethos Veterinary Health LLC(1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	4.86% (L + 4.75%)	05/15/2026	1,067,934	1,052,328	1,067,934
Ethos Veterinary Health LLC(3)	Healthcare & HCIT	Term Loan	4.86% (L + 4.75%)	05/15/2026	2,285,855	2,267,909	2,285,855
FH MD Buyer, Inc(3) (4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/31/2026	5,411,071	5,292,727	5,356,961
GHA Buyer, Inc.(3)	Healthcare & HCIT	3rd Amendment Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	563,779	554,537	563,779
GHA Buyer, Inc.(3) (4)	Healthcare & HCIT	4th Amendment Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	5,394,557	5,301,354	5,394,557
GHA Buyer, Inc.(1) (5)	Healthcare & HCIT	Fifth Amendment Delayed Draw Term loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	817,339	801,407	817,339
GHA Buyer, Inc.(4)	Healthcare & HCIT	Fifth Amendment Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	4,670,508	4,582,248	4,670,508
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	—	(15,120)	—
GHA Buyer, Inc.(3)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	1,972,817	1,950,906	1,972,817
INH Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%, 1.00% Floor)	01/31/2024	—	(1,815)	(3,088)
INH Buyer, Inc.(3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	01/31/2025	8,571,697	8,481,168	8,443,122
Kindeva Drug Delivery L.P.(1)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	433,597	403,956	397,464
Kindeva Drug Delivery L.P.(3) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,779,302	15,434,604	15,384,819
Medbridge Holdings, LLC(3) (5)	Healthcare & HCIT	Initial Term Loan	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	15,367,872	15,072,562	15,060,514
Medbridge Holdings, LLC(1) (2)	Healthcare & HCIT	Revolver	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	—	(26,306)	(27,525)
OMH-HealthEdge Holdings, LLC	Healthcare & HCIT	1st Amendment Incremental Term Loan	6.25% (L + 5.25%; 1.00% Floor)	10/24/2025	2,159,743	2,111,615	2,138,146
OMH-HealthEdge Holdings, LLC(1) (2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(7,405)	(4,587)
OMH-HealthEdge Holdings, LLC(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	10/24/2025	3,727,679	3,660,623	3,690,402
Pace Health Companies, LLC(1) (2)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(4,256)	(6,167)
Pace Health Companies, LLC(3)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,312,561	5,274,544	5,259,435
Pinnacle Dermatology Management, LLC(1) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	2,280,367	2,243,059	2,199,409
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(2,785)	(6,455)
Pinnacle Dermatology Management, LLC(3)	Healthcare & HCIT	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	5,367,287	5,304,004	5,259,941
Pinnacle Treatment Centers, Inc.(5)	Healthcare & HCIT	Delayed Draw Term Loan 2	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	349,787	347,335	349,787
Pinnacle Treatment Centers, Inc.(1) (2)	Healthcare & HCIT	Seventh Amendment Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(2,135)	—
Pinnacle Treatment Centers, Inc.(1) (2)	Healthcare & HCIT	Seventh Amendment Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(2,244)	—
Pinnacle Treatment Centers, Inc.(4) (5)	Healthcare & HCIT	Seventh Amendment Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	4,128,092	4,102,827	4,128,092
Platinum Dermatology Partners, LLC(6)	Healthcare & HCIT	General Delayed Draw Term Loan	10.25% (L + 3.00%; 6.25% PIK; 1.00% Floor)	01/03/2023	1,499,536	1,475,854	1,197,229
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	Revolver	11.50% (P + 2.00%; 6.25% PIK; 1.00% Floor)	01/03/2023	525,149	515,735	419,279
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	11.50% (P + 2.00%; 6.25% PIK; 1.00% Floor)	01/03/2023	2,064,214	2,030,958	1,648,069
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	10.25% (L + 3.00%; 6.25% PIK; 1.00% Floor)	01/03/2023	3,281,991	3,219,373	2,620,342
RCP Encore Acquisition, Inc.(3)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/09/2025	3,468,095	3,442,458	3,320,701
Salisbury House, LLC(1) (2)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	08/30/2025	—	(10,030)	(11,209)
Salisbury House, LLC(3) (4)	Healthcare & HCIT	Term Loan A1	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,839,706	3,836,049
SCA Buyer, LLC(5)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	3,863,094	3,805,406	3,805,148
SCA Buyer, LLC(1)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	128,770	119,470	119,112
SIS Purchaser, Inc.(1) (2)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(18,869)	(20,404)
SIS Purchaser, Inc.(3) (4) (5)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,793,392	12,582,878	12,569,508
Smile Brands, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	5.39% (L + 5.17%; 0.21% Floor)	10/12/2024	491,690	488,725	483,085
Smile Brands, Inc.(1) (2)	Healthcare & HCIT	Revolver	6.17% (L + 5.17%; 1.00% Floor)	09/30/2024	—	(1,314)	(4,459)
Smile Brands, Inc.(3)	Healthcare & HCIT	Term Loan	5.39% (L + 5.17%; 0.21% Floor)	10/12/2024	1,618,985	1,608,892	1,590,652

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
The Center for Orthopedic and Research Excellence, Inc.(1) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%, 1.00% Floor)	08/15/2025	$576,594	$561,024	$556,416
The Center for Orthopedic and Research Excellence, Inc.(1) (2)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%, 1.00% Floor)	08/15/2025	—	(8,988)	(12,084)
The Center for Orthopedic and Research Excellence, Inc.(3) (4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	08/15/2025	4,931,262	4,864,888	4,844,965
Theranest, LLC(3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,736,748	2,707,861	2,736,748
Theranest, LLC(1) (2)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(4,013)	—
Theranest, LLC(3)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,962,500	2,932,714	2,962,500
Women’s Health USA, Inc.(3) (4)	Healthcare & HCIT	Desert Term Loan	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	4,106,492	4,051,968	4,047,358
Women’s Health USA, Inc.(1)	Healthcare & HCIT	Revolver	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	122,908	120,947	120,713
ZBS Alliance Animal Health, LLC(3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%, 1.00% Floor)	11/08/2025	3,056,995	3,009,756	2,995,855
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	First Amendment Delayed Draw Term Loan	6.75% (L + 5.75%, 1.00% Floor)	11/08/2025	860,483	846,321	815,407
ZBS Alliance Animal Health, LLC(1) (2)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%, 1.00% Floor)	11/08/2025	—	(10,776)	(13,607)
ZBS Alliance Animal Health, LLC(3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	11/08/2025	2,687,343	2,644,393	2,633,596
Alphasense, Inc.(1) (2) (8)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(17,828)	—
Alphasense, Inc.(1) (2) (8)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(9,952)	—
Alphasense, Inc.(4) (8)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	7,269,628	7,186,713	7,269,628
AMI US Holdings, Inc.(1)	Software & Tech Services	Revolver	5.61% (L + 5.50%)	04/01/2024	788,116	774,423	771,696
AMI US Holdings, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	04/01/2025	8,152,617	8,035,998	8,030,328
Arrowstream Acquisition Co., Inc.(1) (2)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(7,281)	(7,726)
Arrowstream Acquisition Co., Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,790,334	3,785,832
Avetta, LLC(1) (2)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(5,046)	(9,888)
Avetta, LLC(3) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	3,245,403	3,186,642	3,180,495
Avetta, LLC(3)	Software & Tech Services	Term Loan B	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	4,272,320	4,215,731	4,186,874
Businesssolver.com, Inc.(3)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	386,124	388,235
Businesssolver.com, Inc.(4)	Software & Tech Services	First Amendment Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,371,333	1,390,037
Businesssolver.com, Inc.(1) (2)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(2,863)	—
Businesssolver.com, Inc.(3) (4) (5)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	9,703,535	9,617,947	9,703,535
Datacor Holdings, Inc.(1) (2)	Software & Tech Services	First Lien Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(24,814)	(25,754)
Datacor Holdings, Inc.(1) (2)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(12,215)	(12,877)
Datacor Holdings, Inc.(3) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	6,180,951	6,045,939	6,041,879
Degreed, Inc.	Software & Tech Services	3rd Amendment Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	2,782,788	2,755,103	2,754,960
Degreed, Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(6,921)	(6,957)
Degreed, Inc.(4)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	417,813	415,146	413,635
Degreed, Inc.(3) (4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,137,680	5,101,494
Dispatch Track, LLC(1) (2)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	—	(3,390)	(3,019)
Dispatch Track, LLC(3)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,970,800	5,978,207
Drilling Info Holdings, Inc.(3)	Software & Tech Services	Term Loan	4.36% (L + 4.25%)	07/30/2025	3,352,272	3,342,068	3,301,988
Dude Solutions Holdings, Inc.(4)	Software & Tech Services	2nd Amendment Incremental Term Loan	8.50% (L + 7.50%; 1.00% Floor)	06/13/2025	3,878,023	3,794,464	3,790,768
EnterpriseDB Corporation(1) (2)	Software & Tech Services	Revolver	8.25% (L + 6.00%; 0.50% PIK; 1.75% Floor)	06/21/2024	—	(9,046)	(3,482)
EnterpriseDB Corporation(3) (4) (5)	Software & Tech Services	Term Loan	8.25% (L + 6.00%; 0.50% PIK; 1.75% Floor)	06/21/2024	7,894,336	7,787,539	7,854,864
EnterpriseDB Corporation(3) (4)	Software & Tech Services	Third Amendment Term Loan	8.25% (L + 6.00%; 0.50% PIK; 1.75% Floor)	06/21/2024	4,523,533	4,439,168	4,500,916
Exterro, Inc.(3) (5)	Software & Tech Services	1st Amendment Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,717,873	5,780,077
Exterro, Inc.(4) (5)	Software & Tech Services	2nd Amendment Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,567,902	6,447,685	6,535,062
Exterro, Inc.(1) (2)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,658)	(1,237)
Exterro, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,763,276	2,779,483
Faithlife, LLC(1) (3) (5)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	1,705,713	1,651,413	1,705,713
Faithlife, LLC(1) (2)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(4,992)	—
Faithlife, LLC(3) (5)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	732,515	719,392	732,515
Finalsite Holdings, Inc.(1) (2)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	09/25/2024	—	(2,595)	(4,430)
Finalsite Holdings, Inc.(3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/25/2024	4,001,842	3,953,314	3,931,809
Genesis Acquisition Co.(5)	Software & Tech Services	Delayed Draw Term Loan	4.20% (L + 4.00%)	07/31/2024	40,091	39,865	36,784

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Genesis Acquisition Co.(4)	Software & Tech Services	Revolver	4.20% (L + 4.00%)	07/31/2024	$202,400	$200,096	$185,702
Genesis Acquisition Co.(3)	Software & Tech Services	Term Loan	4.20% (L + 4.00%)	07/31/2024	1,345,495	1,329,398	1,234,492
Greenhouse Software, Inc.(1) (2)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(27,351)	(27,726)
Greenhouse Software, Inc.(4) (5)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,100,398	12,098,366
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan 4	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	1,426,452	1,426,452	1,405,055
GS AcquisitionCo, Inc.(3)	Software & Tech Services	Fifth Supplemental Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	820,965	809,527	808,651
GS AcquisitionCo, Inc.(1) (2)	Software & Tech Services	Fourth Supplemental Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,446)	(3,741)
GS AcquisitionCo, Inc.(1)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	170,185	166,870	164,441
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Second Supplemental Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	695,326	688,559	684,896
GS AcquisitionCo, Inc.(3) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	3,517,738	3,486,769	3,464,972
Kaseya Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	192,480	187,882	186,946
Kaseya Inc.(5)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	541,577	537,073	536,161
Kaseya Inc.(1)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	184,235	181,613	180,475
Kaseya Inc.(3) (4) (5)	Software & Tech Services	Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	5,127,396	5,088,162	5,076,122
Lexipol, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	1,379,476	1,355,497	1,354,058
Lexipol, LLC(3)	Software & Tech Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	6,243,945	6,143,391	6,134,676
Ministry Brands, LLC(3) (5)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	649,331	647,916	634,721
Ministry Brands, LLC(5)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,104,742	3,098,780	3,034,885
Netwrix Corporation And Concept Searching Inc.(5)	Software & Tech Services	First Amendment Last Out Term Loan	9.08% (L + 8.08%; 1.00% Floor)	09/30/2026	6,702,674	6,552,806	6,544,491
Netwrix Corporation And Concept Searching Inc.(3)	Software & Tech Services	Last Out Term Loan	10.00% (L + 9.00%; 1.00% Floor)	09/30/2026	1,661,346	1,620,377	1,622,138
Netwrix Corporation And Concept Searching Inc.(5)	Software & Tech Services	Primary Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	500,905	491,696	490,887
Netwrix Corporation And Concept Searching Inc.(1) (2)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	09/30/2026	—	(4,102)	(5,413)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Supplemental Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/30/2026	1,001,811	983,392	981,774
Netwrix Corporation And Concept Searching Inc.(1) (2)	Software & Tech Services	Tranche 2 Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/30/2026	—	(24,255)	(49,721)
PerimeterX, Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(6,634)	(6,988)
PerimeterX, Inc.(4)	Software & Tech Services	Initial Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,809,451	2,782,699	2,781,356
PerimeterX, Inc.(1) (2)	Software & Tech Services	Revolver	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(2,598)	(2,795)
Real Capital Analytics, Inc.(3) (4)	Software & Tech Services	First Supplemental Term Loan	5.00% (L + 4.00%, 1.00% Floor)	10/02/2024	3,019,297	3,008,069	3,019,297
Real Capital Analytics, Inc.(1) (2)	Software & Tech Services	Revolver	5.00% (L + 4.00%, 1.00% Floor)	10/02/2024	—	(2,524)	—
Real Capital Analytics, Inc.(3)	Software & Tech Services	Term Loan	5.00% (L + 4.00%, 1.00% Floor)	10/02/2024	4,863,178	4,845,283	4,863,178
SecureLink, Inc(3)	Software & Tech Services	Initial Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	4,910,348	4,842,992	4,836,693
SecureLink, Inc(1) (2)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	—	(5,938)	(6,593)
Sirsi Corporation(1) (2)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(5,100)	(6,922)
Sirsi Corporation(3) (5)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	8,345,047	8,264,064	8,240,734
Smartlinx Solutions, LLC(1) (2)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(4,289)	(9,974)
Smartlinx Solutions, LLC(3) (4) (5)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,721,464	5,623,170	5,611,612
Streamsets, Inc.(1) (2)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(8,546)	(9,349)
Streamsets, Inc.(4)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,108,406	2,056,621	2,052,173
SugarCRM, Inc.(1) (2)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(3,262)	—
SugarCRM, Inc.(3) (4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,218,610	4,268,824
Swiftpage, Inc.(1) (2)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(2,170)	(7,886)
Swiftpage, Inc.(5)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,465,104	2,445,381	2,378,825
Swiftpage, Inc.(4) (5)	Software & Tech Services	Term Loan A	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	226,895	224,724	218,954
Sysnet North America, Inc(1) (2)	Software & Tech Services	Delayed Draw Term Loan B1	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	—	(27,774)	(57,946)
Sysnet North America, Inc(3) (4) (5)	Software & Tech Services	Term Loan B 1	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	5,137,915	5,063,186	5,060,847
Telesoft Holdings, LLC(1) (2)	Software & Tech Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(10,605)	(8,953)
Telesoft Holdings, LLC(4) (5)	Software & Tech Services	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	5,908,978	5,801,892	5,820,343
TRGRP, Inc.(5)	Software & Tech Services	Incremental Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,306,732	2,261,130	2,260,597
TRGRP, Inc.(3)	Software & Tech Services	Incremental Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,097,763	1,084,555	1,075,808

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
TRGRP, Inc.(1) (2)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	$—	$(3,460)	$(6,667)
TRGRP, Inc.(3) (4) (5)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,913,243	4,858,712	4,814,978
Vectra AI, Inc(1) (2)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%, 1.00% Floor)	03/18/2026	—	(58,190)	(58,190)
Vectra AI, Inc(4)	Software & Tech Services	Initial Term Loan	6.75% (L + 5.75%, 1.00% Floor)	03/18/2026	3,258,620	3,177,155	3,177,155
Vectra AI, Inc(1) (2)	Software & Tech Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	03/18/2026	—	(5,819)	(5,819)
Velocity Purchaser Corporation(1) (2)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(1,323)	—
Velocity Purchaser Corporation(3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,655,701	2,636,543	2,655,701
Velocity Purchaser Corporation(3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	660,247	654,363	660,247
Velocity Purchaser Corporation(3) (5)	Software & Tech Services	Third Amendment Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,154,853	5,066,117	5,154,853
Watermark Insights, LLC(3)	Software & Tech Services	Delayed Draw Term Loan	5.75% (L + 4.75%, 1.00% Floor)	06/07/2024	323,727	322,384	316,443
Watermark Insights, LLC(3)	Software & Tech Services	Term Loan	5.75% (L + 4.75%, 1.00% Floor)	06/07/2024	2,579,549	2,564,670	2,521,509
Dillon Logistics, Inc.(1)(9)	Transport & Logistics	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	350,149	346,551	127,314
Dillon Logistics, Inc.(9)	Transport & Logistics	Term Loan A	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,851,148	2,737,165	1,288,719
Dillon Logistics, Inc.(9)	Transport & Logistics	Term Loan B	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	838,554	793,183	379,027
OSG Bulk Ships, Inc.(3)	Transport & Logistics	Term Loan	5.12% (L + 5.00%)	12/21/2023	5,044,073	5,007,192	4,943,192

Total U.S. 1st Lien/Senior Secured Debt						553,797,126	547,790,553
2nd Lien/Junior Secured Debt —4.51%
Foundation Risk Partners, Corp.(1) (2)	Business Services	2nd Lien Delayed Draw Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	—	(14,700)	(14,140)
Foundation Risk Partners, Corp.(3)	Business Services	2nd Lien Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	837,931	817,613	819,078
Conterra Ultra Broadband Holdings, Inc.(3) (5)	Digital Infrastructure & Services	2nd Lien Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,456,768	6,537,710
Brave Parent Holdings, Inc.(3)	Software & Tech Services	2nd Lien Term Loan	7.61% (L + 7.50%)	04/17/2026	1,230,107	1,209,554	1,202,429
Symplr Software, Inc.(3)	Software & Tech Services	2nd Lien Term Loan	8.63% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,852,797	2,851,293

Total U.S. 2nd Lien/Junior Secured Debt						11,322,032	11,396,370

Total U.S. Corporate Debt						565,119,158	559,186,923
Canadian Corporate Debt —2.32%
1st Lien/Senior Secured Debt —2.32%
McNairn Holdings Ltd.(3) (8)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	837,736	830,961	837,736
Banneker V Acquisition, Inc.(4) (8)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	5,160,060	5,062,322	5,056,859
Banneker V Acquisition, Inc.(1) (2) (8)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(4,865)	(5,186)
Banneker V Acquisition, Inc.(1) (2) (8)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(19,458)	(20,744)

Total Canadian 1st Lien/Senior Secured Debt						5,868,960	5,868,665

Total Canadian Corporate Debt						5,868,960	5,868,665
United Kingdom Corporate Debt —2.08%
1st Lien/Senior Secured Debt —2.08%
GlobalWebIndex Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	—	(34,560)	(36,837)
GlobalWebIndex Inc.(4) (5)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,321,429	5,307,319

Total United Kingdom 1st Lien/Senior Secured Debt						5,286,869	5,270,482

Total United Kingdom Corporate Debt						5,286,869	5,270,482

Portfolio Company				Industry	Shares	Cost	Fair Value
U.S. Preferred Stock —3.23%
Global Radar Holdings, LLC(10) (11)				Business Services	125	$367,615	$367,618
SBS Ultimate Holdings, LP(10)				Healthcare & HCIT	217,710	861,879	620,472
Concerto, LLC(10) (12)				Software & Tech Services	65,614	349,977	392,372
Datarobot, Inc.(10)				Software & Tech Services	38,190	289,278	501,892
Datarobot, Inc.(10)				Software & Tech Services	6,715	88,248	88,248
Degreed, Inc.(10)				Software & Tech Services	43,819	278,541	518,379
Heap(10)				Software & Tech Services	189,617	696,351	696,351
Netskope, Inc.(10)				Software & Tech Services	36,144	302,536	332,886
PerimeterX, Inc.(10)				Software & Tech Services	282,034	838,601	838,600

Portfolio Company	Industry	Shares	Cost	Fair Value
Phenom People, Inc.(10)	Software & Tech Services	35,055	$220,610	$704,606
Protoscale Rubrik(10)	Software & Tech Services	25,397	598,212	598,201
Punchh(10)	Software & Tech Services	24,262	275,337	275,337
Samsara Networks, Inc.(10)	Software & Tech Services	33,451	369,998	369,999
Streamsets, Inc.(10)	Software & Tech Services	109,518	295,512	295,512
Symplr Software Intermediate Holdings, Inc.(10)	Software & Tech Services	1,196	1,160,532	1,573,848

Total U.S. Preferred Stock			6,993,227	8,174,321
U.S. Common Stock - 1.44%
Leeds FEG Investors, LLC(10)	Consumer Discretionary	320	321,309	350,846
Freddy’s Acquisition, LP(10)	Consumer Non-Cyclical	72,483	72,483	72,483
Nestle Waters(10) (13)	Consumer Non-Cyclical	341,592	341,592	341,592
Neutral Connect, LLC(10) (14)	Digital Infrastructure & Services	396,513	439,931	406,704
Thrive Buyer, Inc(10)	Digital Infrastructure & Services	88,980	222,450	222,450
Nine Point Energy, LLC(10)	Energy	3,567,059	—	—
Health Platforms Group(10)	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition(8) (10)	Healthcare & HCIT	15,183	46	46
Healthcare Services Acquisition(8) (10) (15)	Healthcare & HCIT	28,158	281,580	282,143
INH Group Holdings(10)	Healthcare & HCIT	484,552	484,552	775,283
Aggregator, LLC(10)	Software & Tech Services	417,813	417,813	852,338
American Safety Holdings Corp.(10) (16)	Software & Tech Services	130,824	130,824	143,906
Omni Logistics, LLC(10) (17)	Transport & Logistics	193,770	193,770	193,770

Total U.S. Common Stock			2,906,350	3,641,561
U.S. Warrants —0.15%
Fuze, Inc., expire 09/20/2029(10)	Digital Infrastructure & Services	196,328	615,168	—
Healthcare Services Acquisition, expire 12/31/2027(8) (10)	Healthcare & HCIT	14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027(8) (10)	Healthcare & HCIT	23,721	23,721	14,944
SBS Ultimate Holdings, LP, expire 09/18/2030(10)	Healthcare & HCIT	17,419	—	—
Alphasense, LLC, expire 05/29/2027(8) (10)	Software & Tech Services	38,346	35,185	154,916
Degreed, Inc., expire 05/31/2026(10)	Software & Tech Services	26,294	46,823	143,828
Streamsets, Inc., expire 11/25/2027(10)	Software & Tech Services	23,382	16,367	16,367
Vectra AI, Inc., expire 03/18/2031(10)	Software & Tech Services	35,156	58,190	58,190

Total U.S. Warrants			795,454	388,245
United Kingdom Warrants —0.06%
GlobalWebIndex, Inc., expire 12/30/2027(10)	Software & Tech Services	8,832	159,859	159,859

Total United Kingdom Warrants			159,859	159,859

TOTAL INVESTMENTS - 230.32%(18)			$587,129,877	$582,690,056

Cash Equivalents —1.92%
U.S. Investment Companies —1.92%
Blackrock T Fund I(15) (19)	Money Market Portfolio 0.01% (20)	4,854,867	4,854,867	4,854,867

Total U.S. Investment Companies			4,854,867	4,854,867

Total Cash Equivalents			4,854,867	4,854,867
LIABILITIES IN EXCESS OF OTHER ASSETS —(132.24%)				$(334,554,041)

NET ASSETS—100.00%				$252,990,882

+

As of March 31, 2021, qualifying assets represented 97.12% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of March 31, 2021, rates for weekly 1M L, 2M L, 3M L and 6M L are 0.11%, 0.13%, 0.19% and 0.21%, respectively. As of March 31, 2021, the U.S. Prime rate was 3.25%.

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

(3)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
(4)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(5)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding III, LLC.
(6)	$309,132 of the funded par amount accrues interest at 11.50% (P + 2.00%; 6.25% PIK; 1.00% Floor).
(7)	$130,216 of the funded par amount accrues interest at 10.25% (L + 3.00%; 6.25% PIK; 1.00% Floor).
(8)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(9)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(10)	Non-income producing investment.
(11)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC
(12)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(13)	Position or portion thereof is held by ORCP III Triton Co-Investors, L.P. which is held by ABPCIC Equity Holdings, LLC.

(14)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.
(15)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(16)	Position or portion thereof is held by REP Coinvest II Tec, LP which is held by ABPCIC Equity Holdings, LLC.
(17)	Position or portion thereof is held by REP Coinvest III-A Omni, L.P. which is held by ABPCIC Equity Holdings, LLC.
(18)

Aggregate gross unrealized appreciation for federal income tax purposes is $4,797,558; aggregate gross unrealized depreciation for federal income tax purposes is $9,237,379. Net unrealized depreciation is $4,439,821 based upon a tax cost basis of $587,129,877.

(19)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(20)	The rate shown is the annualized seven-day yield as of March 31, 2021.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —239.72% + * # ^
U.S. Corporate Debt —229.94%
1st Lien/Senior Secured Debt —224.81%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,532,375	$4,494,065	$4,487,051
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(8,923)	(19,325)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(4,477)	(4,295)
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,398,119	3,383,945
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,565,603	5,524,826	5,509,947
Global Radar Holdings, LLC(2) (3)	Business Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	—	(11,637)	(11,637)
Global Radar Holdings, LLC(4)	Business Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	6,400,861	6,272,844	6,272,844
Metametrics, Inc.(2) (3)	Business Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	—	(10,230)	(13,024)
Metametrics, Inc.(1)	Business Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	5,425,654	5,336,647	5,317,140
MSM Acquisitions, Inc.(2) (3)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(15,154)	(15,313)
MSM Acquisitions, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(24,249)	(24,501)
MSM Acquisitions, Inc.(1) (4)	Business Services	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	7,350,271	7,204,523	7,203,266
Single Digits, Inc.	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	607,575	603,967	558,969
Single Digits, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(2,489)	(33,292)
Single Digits, Inc.(1)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,262,597	3,240,552	3,001,589
Smile Brands, Inc.(4)	Business Services	Delayed Draw Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	493,072	489,895	484,443
Smile Brands, Inc.(2) (3)	Business Services	Revolver	6.17% (L + 5.17%; 1.00% Floor)	10/12/2023	—	(1,439)	(4,459)
Smile Brands, Inc.(1)	Business Services	Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	1,623,125	1,612,386	1,594,721
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,178,697	1,169,455	1,090,295
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	945,093	939,402	874,211
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,647,736	1,634,821	1,524,155
Captain D’s, Inc.(2)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	144,787	143,730	142,826
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,919,188	1,910,364
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	4.47% (L + 4.25%)	12/08/2025	2,322,145	2,296,073	2,240,870
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	119,542	116,781	112,345
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	2,011,787	1,995,817	1,971,551
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(38,832)	—
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(7,281)	—
5 Bars, LLC(4)	Digital Infrastructure & Services	Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	4,742,121	4,687,586	4,742,121
EvolveIP, LLC(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	113,373	105,505	102,036
EvolveIP, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(5,886)	(8,503)
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,567,317	6,496,610	6,468,808
Fuze, Inc.(2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	777,532	280,941	766,905
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Revolver	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	—	(4,833)	(18,531)
Fuze, Inc.(1) (4)	Digital Infrastructure & Services	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	11,015,029	10,973,819	10,857,514
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(10,811)	—
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(16,217)	—
Star2star Communications, LLC(1) (4)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	5,404,057	5,312,392	5,404,057
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,067,375	1,056,524	1,046,027
AEG Holding Company, Inc.(2) (3)	Education	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(12,646)	(22,337)
AEG Holding Company, Inc.(4)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,857,399	1,832,000	1,820,251
AEG Holding Company, Inc.(1)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	6,043,942	5,980,204	5,923,063
Accelerate Resources Operating, LLC(2) (3)	Energy	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(28,622)	(49,772)
Accelerate Resources Operating, LLC(2) (3)	Energy	Revolver	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(7,155)	(12,443)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	$4,989,614	$4,903,754	$4,839,925
BCP Raptor II, LLC(1)	Energy	Term Loan	4.90% (L + 4.75%)	11/03/2025	5,654,641	5,653,854	4,891,264
Brazos Delaware II, LLC(1)	Energy	Term Loan B	4.16% (L + 4.00%)	05/21/2025	4,003,380	3,924,100	3,462,923
Nine Point Energy, LLC(2) (3)	Energy	Delayed Draw Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	—	(4,707)	(42,656)
Nine Point Energy, LLC	Energy	Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	5,737,924	5,651,856	4,991,994
Foundation Risk Partners, Corp.(2) (3)	Financials	First Lien Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	—	(29,327)	(29,327)
Foundation Risk Partners, Corp.(4)	Financials	First Lien Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	1,955,172	1,916,069	1,916,069
Higginbotham Insurance Agency, Inc.(2) (3)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	—	(12,328)	(12,535)
Higginbotham Insurance Agency, Inc.(5)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	5,937,344	5,849,538	5,848,284
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,004,457	999,314	964,278
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	346,322	344,112	328,562
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	5,322,083	5,293,112	5,109,200
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,151,613	1,146,211	1,105,549
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan D	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	2,137,611	2,009,807	2,052,107
Analogic Corporation(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,024)	(7,486)
Analogic Corporation(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,117,500	2,092,383	2,043,387
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(1) (4) (6)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	7,182,884	7,105,941	7,039,226
BK Medical Holding Company, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,342)	(12,870)
BK Medical Holding Company, Inc.(4)	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,980,316	2,956,762	2,861,104
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	4,869,246	4,777,466	4,771,861
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	698,894	685,721	684,916
Coding Solutions Acquisition, Inc(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	—	(24,440)	(24,440)
Coding Solutions Acquisition, Inc(2)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	19,396	17,069	17,069
Coding Solutions Acquisition, Inc(4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	7,913,792	7,755,516	7,755,516
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	—	(30,445)	(160,698)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	529,343	522,326	448,618
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	3,455,055	3,409,119	2,928,159
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	4.90% (L + 4.75%)	05/15/2026	1,067,933	1,051,553	1,058,398
Ethos Veterinary Health LLC(1)	Healthcare & HCIT	Term Loan	4.90% (L + 4.75%)	05/15/2026	2,291,671	2,272,956	2,280,213
FH MD Buyer, Inc(1) (4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/31/2026	4,758,403	4,642,290	4,639,443

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
GHA Buyer, Inc.(2)	Healthcare & HCIT	Fifth Amendment Delayed Draw Term loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	$819,387	$802,507	$819,387
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	—	(16,560)	—
GHA Buyer, Inc.(4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	4,682,214	4,589,427	4,682,214
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	1,977,880	1,954,014	1,977,880
GHA Buyer, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	5,408,146	5,310,809	5,408,146
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	565,207	555,552	565,207
INH Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%, 1.00% Floor)	01/31/2024	—	(1,962)	(3,088)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	01/31/2025	8,593,414	8,497,744	8,464,513
Kindeva Drug Delivery L.P.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	—	(31,405)	(36,133)
Kindeva Drug Delivery L.P.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,819,048	15,463,256	15,423,572
OMH-HealthEdge Holdings, LLC(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(7,910)	(10,322)
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	10/24/2025	3,737,140	3,666,904	3,653,054
Pace Health Companies, LLC(2) (3)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(4,542)	(6,167)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,358,969	5,318,091	5,305,379
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	2,280,367	2,238,882	2,199,409
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(3,106)	(6,455)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	5,380,911	5,310,665	5,273,293
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,434)	(2,343)
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Delayed Draw Term Loan 2	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	350,666	348,199	347,160
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,387)	(2,929)
Pinnacle Treatment Centers, Inc.(4)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	4,128,092	4,099,904	4,086,812
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	General Delayed Draw Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	1,478,951	1,453,814	1,196,915
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	518,062	508,152	419,267
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	2,036,183	2,000,944	1,647,883
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	3,238,540	3,172,757	2,620,951
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	06/09/2025	3,934,668	3,904,130	3,767,444
Salisbury House, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	08/30/2025	—	(10,572)	(11,209)
Salisbury House, LLC(1) (4)	Healthcare & HCIT	Term Loan A1	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	5,366,661	5,239,533	5,232,494
SIS Purchaser, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(19,692)	(20,405)
SIS Purchaser, Inc.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,825,456	12,606,394	12,601,010
The Center for Orthopedic and Research Excellence, Inc.(2) (9)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	577,458	561,028	557,270
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	—	(9,474)	(12,084)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
The Center for Orthopedic and Research Excellence, Inc.(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	$4,943,778	$4,873,997	$4,857,261
Theranest, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,743,641	2,711,689	2,675,050
Theranest, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(4,438)	(10,714)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,970,000	2,937,217	2,895,750
Women’s Health USA, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	—	(2,150)	(2,195)
Women’s Health USA, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	4,116,949	4,057,490	4,056,430
ZBS Alliance Animal Health, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	3,056,995	3,007,287	2,995,855
ZBS Alliance Animal Health, LLC(2) (3)	Healthcare & HCIT	First Amendment Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	—	(14,900)	(45,076)
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	453,560	442,268	439,953
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	2,694,147	2,649,100	2,640,264
Alphasense, Inc.(2) (3) (11)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(19,224)	—
Alphasense, Inc.(2) (3) (11)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(10,717)	—
Alphasense, Inc.(4) (11)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	7,269,628	7,180,336	7,269,628
AMI US Holdings, Inc.(2)	Software & Tech Services	Revolver	5.65% (L + 5.50%)	04/01/2024	788,116	773,369	771,697
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	04/01/2025	8,173,415	8,050,411	8,050,814
Arrowstream Acquisition Co., Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(7,655)	(7,726)
Arrowstream Acquisition Co., Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,786,548	3,785,832
Avetta, LLC(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(5,453)	(9,888)
Avetta, LLC(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	3,253,746	3,190,633	3,188,671
Avetta, LLC(1)	Software & Tech Services	Term Loan B	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	4,283,219	4,222,444	4,197,555
Businesssolver.com, Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,900	388,235
Businesssolver.com, Inc.(2) (3)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(3,180)	—
Businesssolver.com, Inc.(1) (4) (5)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	9,703,535	9,608,867	9,703,535
Businesssolver.com, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,369,183	1,390,037
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	First Lien Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(25,714)	(25,754)
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(12,849)	(12,877)
Datacor Holdings, Inc.(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	6,180,951	6,042,052	6,041,879
Degreed, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,924,689	2,865,519	2,924,689
Degreed, Inc.(4)	Software & Tech Services	Revolver	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	417,813	414,941	417,813
Degreed, Inc.(1) (4)	Software & Tech Services	Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,211,944	2,228,335
Dispatch Track, LLC(2) (3)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	—	(3,610)	(3,020)
Dispatch Track, LLC(1)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,966,394	5,978,207
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	4.40% (L + 4.25%)	07/30/2025	3,360,865	3,350,124	3,310,452

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Dude Solutions Holdings, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	06/13/2025	$3,882,883	$3,796,420	$3,795,518
E2open LLC(2)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	238,713	235,653	238,713
E2open LLC(1)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	4,895,325	4,843,685	4,895,325
Engage2Excel, Inc.(1) (2)	Software & Tech Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	259,141	255,648	244,002
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,030,639	1,018,322	989,413
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,970,378	2,940,272	2,851,562
EnterpriseDB Corporation(2) (3)	Software & Tech Services	Revolver	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	—	(9,730)	(6,964)
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	7,884,480	7,770,371	7,805,636
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	4,517,886	4,430,433	4,472,707
Exterro, Inc.(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,863)	(1,238)
Exterro, Inc.(4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,584,363	6,455,464	6,551,441
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,714,227	5,780,077
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,761,205	2,779,483
Faithlife, LLC(1) (2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	1,705,713	1,649,597	1,645,019
Faithlife, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(5,267)	(5,581)
Faithlife, LLC(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	732,515	718,688	717,865
Finalsite Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(2,778)	(4,430)
Finalsite Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	3,299,280	3,260,625	3,241,542
Genesis Acquisition Co.	Software & Tech Services	Delayed Draw Term Loan	4.22% (L + 4.00%)	07/31/2024	40,193	39,949	36,877
Genesis Acquisition Co.(4)	Software & Tech Services	Revolver	4.22% (L + 4.00%)	07/31/2024	202,400	199,929	185,702
Genesis Acquisition Co.(1)	Software & Tech Services	Term Loan	4.22% (L + 4.00%)	07/31/2024	1,348,936	1,331,729	1,237,649
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	697,073	689,765	686,617
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	1,430,055	1,430,055	1,408,604
GS AcquisitionCo, Inc.(1)	Software & Tech Services	Fifth Supplemental Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	823,023	810,749	810,677
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Fourth Supplemental Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,717)	(3,741)
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,559)	(5,743)
GS AcquisitionCo, Inc.(1) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	3,526,700	3,493,436	3,473,799
Kaseya Inc.(2) (3) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	—	(4,197)	(6,015)
Kaseya Inc.(10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	539,265	534,498	528,480
Kaseya Inc.(2) (10)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	184,235	181,464	176,716
Kaseya Inc.(1) (4) (10)	Software & Tech Services	Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	5,087,721	5,046,461	4,985,967
Lexipol, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	1,382,942	1,357,778	1,357,464
Lexipol, LLC(1)	Software & Tech Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	6,259,633	6,154,275	6,150,089
Medbridge Holdings, LLC(1) (5)	Software & Tech Services	Initial Term Loan	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	15,367,872	15,061,604	15,060,514
Medbridge Holdings, LLC(2) (3)	Software & Tech Services	Revolver	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	—	(27,413)	(27,524)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Ministry Brands, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	$650,993	$649,558	$636,346
Ministry Brands, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,112,742	3,105,923	3,042,705
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(19,215)	(23,794)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment First Out Term Loan	4.50% (L + 3.50%; 1.00% Floor)	09/30/2026	2,807,645	2,769,039	2,769,039
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment Last Out Term Loan	9.08% (L + 8.08%; 1.00% Floor)	09/30/2026	7,175,092	7,014,042	7,014,042
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Last Out Term Loan	10.00% (L + 9.00%; 1.00% Floor)	09/30/2026	1,665,510	1,622,670	1,625,954
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Primary Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	500,905	491,298	489,009
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(4,284)	(3,956)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(6,883)	(6,989)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Revolver	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(2,737)	(2,795)
PerimeterX, Inc.(4)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	2,798,825	2,771,229	2,770,837
Purchasing Power, LLC(1)	Software & Tech Services	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,624,201	2,592,378	2,571,717
Real Capital Analytics, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	—	(2,683)	—
Real Capital Analytics, Inc.(1) (4)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	10/02/2024	3,019,297	3,007,315	3,019,297
Real Capital Analytics, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,844,190	4,863,178
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(23,772)	—
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(7,924)	—
Rep Tec Intermediate Holdings, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	4,164,398	4,089,771	4,164,398
SecureLink, Inc(1)	Software & Tech Services	Initial Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	4,922,655	4,852,007	4,848,815
SecureLink, Inc(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	—	(6,262)	(6,593)
Sirsi Corporation(2) (3)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(5,503)	(6,921)
Sirsi Corporation(1)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	8,449,581	8,361,442	8,343,961
Smartlinx Solutions, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(4,498)	(9,974)
Smartlinx Solutions, LLC(1) (4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,735,912	5,635,853	5,625,782
Streamsets, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(9,115)	(9,737)
Streamsets, Inc.(4)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,103,146	2,048,309	2,044,721
SugarCRM, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(3,326)	—
SugarCRM, Inc.(1) (4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,215,403	4,268,824
Swiftpage, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	—	(2,232)	(7,887)
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	2,471,441	2,445,531	2,384,940
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan A	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	227,475	224,713	219,514
Sysnet North America, Inc(2) (3)	Software & Tech Services	Delayed Draw Term Loan B1	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	—	(28,973)	(57,946)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sysnet North America, Inc(1) (4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	$5,150,792	$5,073,530	$5,073,530
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(11,150)	(13,429)
Telesoft Holdings, LLC(4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	5,923,900	5,811,092	5,790,612
TRGRP, Inc.(2) (3)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(3,789)	(6,666)
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,093,574	1,079,177	1,071,703
TRGRP, Inc.(1) (4)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,894,320	4,836,011	4,796,433
Velocity Purchaser Corporation(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(1,518)	—
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	660,247	653,553	660,247
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,655,701	2,633,903	2,655,701
Velocity Purchaser Corporation(1)	Software & Tech Services	Third Amendment Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,167,773	5,066,540	5,167,773
Watermark Insights, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	324,557	323,118	317,255
Watermark Insights, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	2,586,180	2,570,238	2,527,991
Dillon Logistics, Inc.(2)	Transport & Logistics	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	191,523	187,627	(28,059)
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,797,528	2,681,107	1,286,863
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	822,784	776,708	378,481
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	5.16% (L + 5.00%)	12/21/2023	5,169,932	5,129,012	5,066,533

Total U.S. 1st Lien/Senior Secured Debt						506,794,869	499,889,111

2nd Lien/Junior Secured Debt —5.13%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	7.65% (L + 7.50%)	04/17/2026	1,230,107	1,208,583	1,202,429
Foundation Risk Partners, Corp.(2) (3)	Financials	2nd Lien Delayed Draw Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	—	(15,711)	(14,140)
Foundation Risk Partners, Corp.(1)	Financials	2nd Lien Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	837,931	816,996	819,077
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,454,358	6,537,710
Symplr Software, Inc.(1)	Software & Tech Services	2nd Lien Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,851,443	2,851,293

Total U.S. 2nd Lien/Junior Secured Debt						11,315,669	11,396,369

Total U.S. Corporate Debt						518,110,538	511,285,480
Canadian Corporate Debt —2.64%
1st Lien/Senior Secured Debt —2.64%
McNairn Holdings Ltd.(1) (4) (11) (12)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	839,851	832,752	831,453
Banneker V Acquisition, Inc.(2) (3) (11)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(20,464)	(20,744)
Banneker V Acquisition, Inc.(2) (3) (11)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(5,117)	(5,186)
Banneker V Acquisition, Inc.(4) (11)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	5,173,025	5,070,718	5,069,565

Total Canadian 1st Lien/Senior Secured Debt						5,877,889	5,875,088

Total Canadian Corporate Debt						5,877,889	5,875,088
United Kingdom Corporate Debt —2.44%
1st Lien/Senior Secured Debt —2.44%
GlobalWebIndex Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	—	(36,837)	(36,837)
GlobalWebIndex Inc.(4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,470,324	5,470,324

Total United Kingdom 1st Lien/Senior Secured Debt						5,433,487	5,433,487

Total United Kingdom Corporate Debt						5,433,487	5,433,487

Portfolio Company	Industry	Shares	Cost	Fair Value
U.S. Preferred Stock —3.37%
Global Radar Holdings, LLC(13) (14)	Business Services	125	$367,615	$367,618
Concerto, LLC(13) (15)	Healthcare & HCIT	65,614	349,977	349,977
SBS Ultimate Holdings, LP(13)	Healthcare & HCIT	217,710	861,879	620,472
Datarobot, Inc.(13)	Software & Tech Services	38,190	289,278	501,892
Datarobot, Inc.(13)	Software & Tech Services	6,715	88,248	88,248
Degreed, Inc.(13)	Software & Tech Services	43,819	278,541	438,190
Heap(13)	Software & Tech Services	189,617	696,351	696,351
Netskope, Inc.(13)	Software & Tech Services	36,144	302,536	302,536
PerimeterX, Inc.(13)	Software & Tech Services	282,034	838,601	838,601
Phenom People, Inc.(13)	Software & Tech Services	35,055	220,610	220,612
Protoscale Rubrik(13)	Software & Tech Services	25,397	598,212	598,201
Punchh(13)	Software & Tech Services	24,262	275,337	275,337
Samsara Networks, Inc.(13)	Software & Tech Services	33,451	369,998	369,998
Streamsets, Inc.(13)	Software & Tech Services	109,518	295,512	295,512
Symplr Software Intermediate Holdings, Inc.(13)	Software & Tech Services	1,196	1,160,532	1,532,404

Total U.S. Preferred Stock			6,993,227	7,495,949
U.S. Common Stock - 1.20%
Neutral Connect, LLC(13) (16)	Digital Infrastructure & Services	396,513	439,931	406,704
Leeds FEG Investors, LLC(13)	Education	320	321,309	341,595
Nine Point Energy, LLC(13)	Energy	3,567,059	—	—
Health Platforms Group(13)	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition(11) (13)	Healthcare & HCIT	15,183	46	46
Healthcare Services Acquisition(11) (13) (17)	Healthcare & HCIT	28,158	281,580	287,775
INH Group Holdings(13)	Healthcare & HCIT	484,552	484,552	760,746
Aggregator, LLC(13)	Software & Tech Services	417,813	417,813	735,350
American Safety Holdings Corp.(13) (18)	Software & Tech Services	130,824	130,824	130,824

Total U.S. Common Stock			2,076,055	2,663,040
U.S. Warrants —0.13%
Fuze, Inc., expire 09/20/2029(13)	Digital Infrastructure & Services	196,328	615,168	11,505
Healthcare Services Acquisition, expire 12/31/2027(11) (13)	Healthcare & HCIT	14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027(11) (13)	Healthcare & HCIT	23,721	23,721	23,721
SBS Ultimate Holdings, LP, expire 09/18/2030(13)	Healthcare & HCIT	17,419	—	—
Alphasense, LLC, expire 05/29/2027(11) (13)	Software & Tech Services	38,346	35,185	134,593
Degreed, Inc., expire 05/31/2026(13)	Software & Tech Services	26,294	46,823	95,800
Streamsets, Inc., expire 11/25/2027(13)	Software & Tech Services	23,382	16,367	16,367

Total U.S. Warrants			737,264	281,986

Portfolio Company	Industry			Shares	Cost	Fair Value
United Kingdom Warrants —0.00%
GlobalWebIndex, Inc., expire 12/30/2027(13)	Software & Tech Services			8,832	$—	$—

Total United Kingdom Warrants					—	—
TOTAL INVESTMENTS—239.72%(19)					$539,228,460	$533,035,030

Cash Equivalents — 3.16%
U.S. Investment Companies —3.16%
Blackrock T Fund I(17) (20)	Money Market Portfolio	0.01	%(21)	7,022,133	$7,022,133	$7,022,133

Total U.S. Investment Companies					7,022,133	7,022,133

Total Cash Equivalents					7,022,133	7,022,133

LIABILITIES IN EXCESS OF OTHER ASSETS —(142.87%)						$(317,696,890)

NET ASSETS—100.00%						$222,360,273

+

As of December 31, 2020, qualifying assets represented 96.99% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

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

AB Private Credit Investors Corporation

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

Prior to 2017, there were no significant operations other than the sale and issuance of 100 shares of common stock of the Fund, par value $0.01 (“Shares”), on June 27, 2016, at an aggregate purchase price of $1,000 ($10.00 per Share) to the Adviser. The sale of Shares was approved by the unanimous consent of the Fund’s Board of Directors (the “Board”). In addition, prior to commencing operations in 2017, on May 26, 2017, the Fund issued and sold an additional 2,400 Shares at an aggregate purchase price of $24,000 ($10.00 per Share) to the Adviser. That sale was also approved by the unanimous consent of the Fund’s Board.

The Fund is conducting private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement entered into with the Fund. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Fund delivers a capital draw-down notice to its investors.

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. At March 31, 2021, the Fund had total Capital Commitments of $456,870,158, of which 44% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

There were no operating activities from February 6, 2015 to November 15, 2017. As described above, the Fund completed its Initial Closing on September 29, 2017, and commenced operations on November 15, 2017 by issuing its first Capital Call (as defined below) on December 1, 2017. The Fund’s fiscal year ends on December 31.

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

On February 11, 2021, the Adviser established ABPCIC Funding III LLC (“ABPCIC Funding III”), a Delaware limited liability company. ABPCIC Funding III is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

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

Consolidation

The Fund will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund consolidated the results of its subsidiaries (ABPCIC Funding, CLO VI, ABPCIC NC, ABPCIC Concerto, ABPCICE, ABPCIC Funding II, ABPCIC Funding III and ABPCIC Global Radar) in its consolidated financial statements. The portion of net assets that is attributable to non-controlling interest in ABPCICE is presented as “Non-Controlling Interest in ABPCIC Equity Holdings, LLC”, a component of total equity, on the Fund’s consolidated statements of assets and liabilities. All intercompany balances and transactions have been eliminated in consolidation.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Nonaccrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2021, the Fund had certain investments held in one portfolio company on non-accrual status, which represented 0.31% and 0.67% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2020, the Fund had no investments on non-accrual status.

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

Secured Borrowings

The Fund may finance the purchase of certain investments through sale/buy-back agreements. In a sale/buy-back agreement, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. The Fund uses sale/buy-back agreements as a short-term financing alternative to its existing Revolving Credit Facilities. The Fund accounts for its sale/buy-back agreements (the “Secured Borrowings”) as secured borrowings and continues to present the investment as an asset and the obligation to return the cash received as a liability within secured borrowings on the consolidated statements of assets and liabilities. Interest income earned on investments pledged under sale/buy-back agreements and financing charges associated with the sale/buy-back agreements are included within interest income and interest and borrowing expenses, respectively, on the consolidated statements of operations. Accrued interest receivable on investments and accrued financing charges on the sale/buy-back agreements are included within interest receivable and interest and borrowing expenses payable, respectively, on the consolidated statements of assets and liabilities.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2021 and March 31, 2020, the Fund accrued excise taxes of $0 and $0, respectively. As of March 31, 2021, and December 31, 2020, $0 and $0, respectively, of accrued excise taxes remained payable.

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

The Fund has adopted a dividend reinvestment plan that provides for stockholders to receive dividends or other distributions declared by the Board in cash unless a stockholder elects to “opt in” to the dividend reinvestment plan. As a result, if the Board declares a cash distribution, then the stockholders who have “opted in” to the dividend reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are optional and effective from March 12, 2020 through December 31, 2022. Management is currently evaluating whether to employ the optional expedients or exceptions in ASU 2020-04, and have not used the expedients or exceptions for the three months ended March 31, 2021.

3. Related Party Transactions

Advisory Agreement

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”), replacing the advisory agreement the Fund entered into with the Adviser on July 27, 2017 (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter is appropriately prorated. For the three months ended March 31, 2021, the Fund incurred a management fee of $2,069,181, of which $183,001 was voluntarily waived by the Adviser. For the three months ended March 31, 2020, the Fund incurred a management fee of $1,352,351, of which $1,227,046 was voluntarily waived by the Adviser. As of March 31, 2021, and December 31, 2020, $3,419,518 and $1,533,338, respectively, of accrued management fee remained payable.

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

For the three months ended March 31, 2021, the Fund incurred income-based incentive fees of $641,062. For the three months ended March 31, 2020, the Fund incurred income-based incentive fees of $769,023, of which $486,784 was voluntarily waived by the Adviser. As of March 31, 2021 and December 31, 2020, $2,994,136, and $2,353,074, respectively, of accrued income-based incentive fees remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	294,658	791,824	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%

Total	$4,874,139	$2,827,795	$2,046,344

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

For the three months ended March 31, 2021 and March 31, 2020, the Fund accrued $16,386 and $10,758 in transfer agent fees, respectively. As of March 31, 2021 and December 31, 2020, $30,195 and $13,809, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facilities

On November 15, 2017, the Fund entered into a credit agreement (the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “HSBC Administrative Agent”). The maximum commitment amount (the “HSBC Maximum Commitment”) under the HSBC Credit Facility was initially $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund has increased the HSBC Maximum

Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the lenders’ commitments (the “Commitments”) or reduce the HSBC Maximum Commitment by giving prior irrevocable written notice to the HSBC Administrative Agent. Any reduction of the HSBC Maximum Commitment shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2021, the Fund is in compliance with these covenants. The Fund’s obligations under the HSBC Credit Agreement are secured by the Capital Commitments and Capital Contributions (as defined below).

Borrowings under the HSBC Credit Agreement bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans (as defined in the HSBC Credit Agreement), Adjusted LIBOR (as defined in the HSBC Credit Agreement) for the applicable Interest Period (as defined in the HSBC Credit Agreement); and (ii) with respect to Reference Rate Loans (as defined in the HSBC Credit Agreement), the greatest of: (x) the rate of interest per annum publicly announced from time to time by HSBC as its prime rate, (y) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day (as defined in the HSBC Credit Agreement), the average of the quotation for such day on such transactions received by the HSBC Administrative Agent, from three (3) Federal funds brokers of recognized standing selected by the HSBC Administrative Agent and, upon request of Borrowers (as defined in the HSBC Credit Agreement), with notice of such quotations to the Borrowers and (z) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus one hundred ninety basis points (1.90%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

On November 10, 2020, the Fund entered into an amendment to the HSBC Credit Agreement (the “HSBC Credit Agreement Amendment”) concerning the HSBC Credit Facility. The HSBC Credit Agreement Amendment (i) extended the maturity date of the HSBC Credit Facility from November 11, 2020 to November 9, 2021, and (ii) inserted a provision permitting the Fund and the HSBC Administrative Agent to, upon the occurrence of certain conditions, amend the HSBC Credit Agreement to replace references to LIBOR with references to an alternate benchmark rate that may include a forward-looking rate based on the Secured Overnight Financing Rate or another alternate benchmark rate subject to certain conditions. The Fund has an option to extend the maturity date for up to one additional term not longer than 364 days, subject to the following conditions: (i) each of the Lenders (as defined in the HSBC Credit Agreement) and the HSBC Administrative Agent consents to the extension in their sole discretion; (ii) the Fund has paid an extension fee to the HSBC Administrative Agent for the benefit of the extending Lenders consenting to such extension in an amount agreed to by the HSBC Administrative Agent and the Borrowers at the time of the extension and as set forth in the applicable extension request; (iii) no potential default or event of default has occurred and is continuing on the date on which notice is given in accordance with the following clause (iv) or on November 9, 2021; and (iv) the Fund has delivered an extension request to the HSBC Administrative Agent not more than one hundred twenty (120) days or less than forty-five (45) days prior to November 9, 2021.

On October 15, 2020, ABPCIC Funding II entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”).

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

Borrowings under the Synovus Credit Facility are secured by all of the assets held by ABPCIC Funding II. Pursuant to the agreements establishing the Synovus Credit Facility, the Adviser will perform certain duties with respect to the purchase and management of the assets securing the Synovus Credit Facility. The Adviser will not receive a fee for these services so long as the Adviser or an affiliate thereof continues providing such services. ABPCIC Funding II will reimburse all reasonable expenses, disbursements and advances incurred or made by the Adviser in the performance of its obligations relating to the Synovus Credit Facility.

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2021, the Fund is in compliance with these covenants.

On March 24, 2021, ABPCIC Funding III entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the HSBC Credit Facility and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank, as collateral agent (in such capacity, the “Natixis Collateral Agent”), collateral administrator (in such capacity, the “Natixis Collateral Administrator”) and custodian (in such capacity, the “Natixis Custodian”). In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding III, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent, the Natixis Collateral Administrator and the Natixis Custodian, (ii) the account control agreement (the “Natixis Account Control Agreement”) among ABPCIC Funding III, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “Natixis Securities Intermediary”), (iii) the collateral management agreement (the “Natixis Collateral Management Agreement”), between ABPCIC Funding III and the Adviser, as collateral manager (in such capacity, the “Natixis Collateral Manager”), (iv) the collateral administration agreement (the “Natixis Collateral Administration Agreement”), among ABPCIC Funding III, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement (the “Natixis Transfer Agreement”) between ABPCIC Funding III and the Fund.

The Natixis Credit Facility provides for borrowings in an aggregate amount up to $100,000,000. Borrowings under the Natixis Credit Agreement will bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 24, 2031 (or such later date mutually agreed to by ABPCIC Funding III and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under the Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.

Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding III. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. The Natixis Collateral Manager will not receive a fee for these services so long as the Adviser or an affiliate thereof continues providing such services. ABPCIC Funding III will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding III has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

All of the collateral pledged to the lenders by ABPCIC Funding III under the Natixis Credit Agreement is held in the custody of the Natixis Custodian under the Natixis Account Control Agreement. The Natixis Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to the Natixis Collateral Administration Agreement. As compensation for the services rendered by the Natixis Collateral Administrator, ABPCIC Funding III will pay the Natixis Collateral Administrator, on a quarterly basis, customary fee amounts and reimburse the Natixis Collateral Administrator for its reasonable out-of-pocket expenses. The Natixis Collateral Administration Agreement and the obligations of the Natixis Collateral Administrator will continue until the earlier of (i) the liquidation of the collateral and the final distribution of the proceeds of such liquidation, (ii) the date on which all obligations have been paid in full or (iii) the termination of the Natixis Collateral Management Agreement.

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of March 31, 2021 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$—	$50,000,000	$—
Synovus	100,000,000	89,700,000	10,300,000	89,700,000
Natixis	100,000,000	59,800,000	40,200,000	59,800,000

Total	$250,000,000	$149,500,000	$100,500,000	$149,500,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2020 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$46,000,000	$4,000,000	$46,000,000
Synovus	100,000,000	84,700,000	15,300,000	84,700,000

Total	$150,000,000	$130,700,000	$19,300,000	$130,700,000

As of March 31, 2021 and December 31, 2020, deferred financing costs were $2,306,376 and $1,648,701, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of March 31, 2021 and December 31, 2020 were as follows:

March 31, 2021
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$176,935,979
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,822,668
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,854,301
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $25,300 and $1,511,752, respectively, as of March 31, 2021 and are reflected on the consolidated statements of assets and liabilities.

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

The Notes are the secured obligations of the Co-Issuers, and the indenture governing the Notes includes customary covenants and events of default. The Notes have not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three months ended March 31, 2021, the Fund incurred a collateral management fee of $454,343, which was voluntarily waived by the Adviser. For the three months ended March 31, 2020, the Fund incurred a collateral management fee of $459,059, which was voluntarily waived by the Adviser.

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

On September 29, 2020, the Fund entered into a sale/buy-back agreement with Macquarie US Trading LLC (“Macquarie”), and pursuant to the agreement, the Fund assigned certain assets to Macquarie, with a corresponding repurchase obligation at an agreed-upon price within 30 days after the sale date (the “Macquarie Sale/Buy-Back”). The Macquarie Sale/Buy-Back had a funding cost of 1.25 bps per day and was not subject to any additional fees. On January 14, 2021, the Fund repurchased the assets it assigned to Macquarie pursuant to the Macquarie Sale/Buy-Back. As of March 31, 2021, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $0. As of December 31, 2020, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $18,870,856, with a maturity of less than thirty days. Interest expense and amortization of deferred financing costs on Secured Borrowings for the three months ended March 31, 2021 were $30,665 and $15,421, respectively.

There were no Secured Borrowings outstanding as of March 31, 2021.

Secured Borrowings outstanding as of December 31, 2020 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Businessolver.com, Inc.	12/23/2020	60 days or less from trade date	1.25	$5,312,058
Medbridge Holdings, LLC	12/23/2020	60 days or less from trade date	1.25	7,710,514
Higginbotham Insurance Agency, Inc.	12/23/2020	60 days or less from trade date	1.25	5,848,284

				$18,870,856

As of March 31, 2021 and December 31, 2020, outstanding borrowings under the Revolving Credit Facilities, Notes and Secured Borrowings were $361,112,948 and $360,908,354, respectively.

For the three months ended March 31, 2021 and March 31, 2020, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended March 31,
	2021	2020
Interest and borrowing expenses	$2,069,551	$2,144,095
Commitment fees	42,717	28,258
Amortization of debt issuance and deferred financing costs	492,785	396,314

Total	$2,605,053	$2,568,667

Weighted average interest rate (1)	2.52%	3.73%
Average outstanding balance	$333,224,679	$231,210,440

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

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

The following tables summarize the valuation of the Fund’s investments as of March 31, 2021:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$4,854,867	$—	$—	$4,854,867

Total assets	$4,854,867	$—	$—	$4,854,867

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$558,929,700	$558,929,700
2nd Lien/Junior Secured Debt	—	—	11,396,370	11,396,370
U.S. Preferred Stock	—	—	8,174,321	8,174,321
U.S. Common Stock	282,143	—	3,359,418	3,641,561
Warrants	—	—	548,104	548,104

Total assets	$282,143	$—	$582,407,913	$582,690,056

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2020:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$7,022,133	$—	$—	$7,022,133

Total assets	$7,022,133	$—	$—	$7,022,133

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$511,197,686	$511,197,686
2nd Lien/Junior Secured Debt	—	—	11,396,369	11,396,369
U.S. Preferred Stock	—	—	7,495,949	7,495,949
U.S. Common Stock	287,775	—	2,375,265	2,663,040
Warrants	—	—	281,986	281,986

Total assets	$287,775	$—	$532,747,255	$533,035,030

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2021:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	Warrants	Total
Balance as of January 1, 2021	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255
Purchases (including PIK)	69,564,607	—	830,295		218,049	70,612,951
Sales and principal payments	(23,559,275)	—	—	—	—	(23,559,275)
Realized Gain (Loss)	59,470	—	—	—	—	59,470
Net Amortization of Premium/Discount	781,908	6,363	—	—	—	788,271
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	885,304	(6,362)	153,858	678,372	48,069	1,759,241

Balance as of March 31, 2021	$558,929,700	$11,396,370	$3,359,418	$8,174,321	$548,104	$582,407,913

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$1,092,986	$(6,362)	$153,858	$678,372	$48,069	$1,966,923

For the three months ended March 31, 2021, there were no transfers to or from Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2020:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	U.S. Warrants	Total
Balance as of January 1, 2020	$318,300,993	$7,620,547	$1,518,353	$4,861,847	$631,366	$332,933,106
Purchases (including PIK)	279,269,615	3,652,564	170,276	2,573,882	105,898	285,772,235
Sales and principal payments	(95,946,474)	—	—	(777,440)	—	(96,723,914)
Realized Gain (Loss)	20,809	—	—	548,560	—	569,369
Net Amortization of Premium/Discount	2,441,903	13,547	—	—	—	2,455,450
Transfers In	12,092,212	—	—	—	—	12,092,212
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(4,981,372)	109,711	686,636	289,100	(455,278)	(4,351,203)

Balance as of December 31, 2020	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(5,261,160)	$109,711	$686,636	$289,100	$(455,278)	$(4,630,991)

For the year ended December 31, 2020, there were transfers of $12,092,212 from Level 2 to Level 3 fair value measurements for the Fund due to lack of observability and liquidity. There were no transfers from Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2021 and December 31, 2020, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$431,702,229	Market Yield Analysis	Market Yield	5.0%-19.9% (8.0%)	Decrease
	1,795,060	Asset Value	Asset Value	N/A	Increase
	12,739,625	Expected Repayment	Redemption Price	N/A	Increase
	8,997,851	Recent Transaction	Transaction Price	N/A	N/A
	103,694,935	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	8,545,077	Market Yield Analysis	Market Yield	8.5%-10.2% (9.0%)	Decrease
	2,851,293	Recent Purchase	Purchase Price	N/A	N/A
U.S. Common Stock	1,270,036	Market Approach	EBITDA Multiple	10.0x-16.0x (14.1x)	Increase
	852,338	Market Approach	Recurring Revenue Multiple	5.0x	Increase
	406,750	Recent Transaction	Transaction Price	N/A	N/A
	830,294	Recent Purchase	Purchase Price	N/A	N/A
U.S. Preferred Stock	2,194,320	Market Approach	EBITDA Multiple	8.0x-19.9x (16.5x)	Increase
	1,939,988	Market Approach	Revenue Multiple	8.3x-21.0x (12.0x)	Increase
	704,606	Recent Transaction	Transaction Price	N/A	N/A
	3,335,407	Recent Purchase	Purchase Price	N/A	N/A
Warrants	298,744	Market Approach	Revenue Multiple	10.7x-13.2x (11.9x)	Increase
	249,360	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$582,407,913

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$329,808,025	Market Yield Analysis	Market Yield	5.0%-18.5%(7.8%)	Decrease
	6,586,623	Market Approach	EBITDA Multiple	1.9x-10.2x(4.0x)	Increase
	10,538,095	Expected Repayment	Redemption Price	N/A	Increase
	13,914,273	Recent Transaction	Transaction Price	N/A	N/A
	150,350,670	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	7,740,139	Market Yield Analysis	Market Yield	8.6%-9.0%(8.9%)	Decrease
	3,656,230	Recent Purchase	Purchase Price	N/A	N/A
U.S. Common Stock	1,233,165	Market Approach	EBITDA Multiple	10.0x-16.0x(14.1x)	Increase
	735,350	Market Approach	Recurring Revenue Multiple	5.0x	Increase
	406,750	Recent Transaction	Transaction Price	N/A	N/A
U.S. Preferred Stock	2,751,077	Market Approach	EBITDA Multiple	8.3x-13.6x(11.8x)	Increase
	2,214,811	Market Approach	Revenue Multiple	8.9x-23.1x(13.5x)	Increase
	438,190	Recent Transaction	Transaction Price	N/A	N/A
	2,091,871	Recent Purchase	Purchase Price	N/A	N/A
Warrants	146,098	Market Approach	Revenue Multiple	4.5x-10.7x(10.2x)	Increase
	95,800	Recent Transaction	Transaction Price	N/A	N/A
	40,088	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$532,747,255

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2021 and the level of each financial liability within the fair value hierarchy.

	Carrying	Fair
	Value (1)	Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$176,935,979	$179,488,921	$—	$—	$179,488,921
Class A-2A Senior Secured Notes	24,822,668	25,586,325	—	—	25,586,325
Class A-2B Senior Secured Notes	9,854,301	10,469,639	—	—	10,469,639

Total	$211,612,948	$215,544,885	$—	$—	$215,544,885

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $25,300 and $1,511,752 as of March 31, 2021 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of March 31, 2021, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2021:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	1,659,057	(49,772)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	(12,443)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	(22,337)
Alphasense, Inc.	Delayed Draw Term Loan	12/22/2021	1,937,915	—
Alphasense, Inc.	Revolver	05/29/2024	872,355	—
AmerCareRoyal, LLC	Delayed Draw Term Loan	10/26/2021	614,480	—
American Physician Partners, LLC	Revolver	12/21/2021	97,681	(3,907)
AMI US Holdings, Inc.	Revolver	04/01/2024	306,489	(4,598)
Analogic Corporation	Revolver	06/22/2023	213,889	(7,486)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(7,726)
Avetta, LLC	Revolver	04/10/2024	494,396	(9,888)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	05/17/2021	482,932	—
Azurity Pharmaceuticals, Inc.	Revolver	03/21/2023	482,932	—
Banneker V Acquisition, Inc.	Delayed Draw Term Loan	12/04/2021	1,037,198	(20,744)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	(5,186)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	1,288,304	(12,883)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	(6,442)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	321,733	(8,848)
Businesssolver.com, Inc.	Revolver	05/15/2023	323,529	—
Captain D’s, Inc.	Revolver	12/15/2023	195,053	(1,950)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	12/31/2022	2,443,965	(24,440)
Coding Solutions Acquisition, Inc	Revolver	12/31/2025	96,983	(1,940)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Datacor Holdings, Inc.	First Lien Delayed Draw Term Loan	12/28/2022	2,575,396	(25,754)
Datacor Holdings, Inc.	Revolver	12/26/2025	643,849	(12,877)
Degreed, Inc.	Delayed Draw Term Loan	03/24/2023	1,391,394	(6,957)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2022	1,053,759	(150,161)
Dillon Logistics, Inc.	Revolver	12/11/2023	56,484	(30,953)
Dispatch Track, LLC	Revolver	12/17/2024	301,930	(3,019)
EnterpriseDB Corporation	Revolver	06/21/2024	696,355	(3,482)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	05/17/2021	839,091	—
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	642,451	(1,606)
EvolveIP, LLC	Revolver	06/07/2023	566,868	(1,417)
Exterro, Inc.	Revolver	05/31/2024	247,500	(1,237)
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	—
Faithlife, LLC	Revolver	09/18/2025	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan 1	02/22/2022	1,609,623	(36,216)
Fatbeam, LLC	Delayed Draw Term Loan 2	02/22/2023	1,609,623	(36,216)
Fatbeam, LLC	Revolver	02/22/2026	643,849	(14,487)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	(4,430)
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	12/30/2022	2,932,758	(29,328)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	329,816	(4,122)
Fuze, Inc.	Delayed Draw Term Loan	09/20/2021	1,814,240	(7,438)
Fuze, Inc.	Revolver	09/20/2024	1,295,886	(18,531)
GHA Buyer, Inc.	Fifth Amendment Delayed Draw Term loan	12/14/2021	58,528	—
GHA Buyer, Inc.	Revolver	06/24/2025	951,077	—
Global Radar Holdings, LLC	Revolver	12/31/2025	581,896	(11,638)
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2021	3,683,720	(36,837)
Greenhouse Software, Inc.	Revolver	03/01/2027	1,232,251	(27,726)
GS AcquisitionCo, Inc.	Fourth Supplemental Delayed Draw Term Loan	12/02/2021	498,802	(3,741)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	212,731	(3,191)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	11/25/2022	1,671,253	(12,534)
INH Buyer, Inc.	Revolver	01/31/2024	205,858	(3,088)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	288,720	(3,320)
Kaseya Inc.	Revolver	05/02/2025	191,755	(1,918)
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	1,011,725	(25,293)
Lexipol, LLC	Delayed Draw Term Loan	07/08/2021	72,969	(1,277)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(27,525)
Metametrics, Inc.	Revolver	09/10/2025	651,183	(6,512)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	06/09/2022	1,512,931	(19,048)
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,225,045	(24,501)
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	(5,413)
Netwrix Corporation And Concept Searching Inc.	Tranche 2 Delayed Draw Term Loan	03/23/2022	2,486,046	(49,721)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Nine Point Energy, LLC	DIP Delayed Draw Term Loan	07/08/2021	109,375	—
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(4,587)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(6,167)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(6,988)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,795)
PF Growth Partners, LLC	Delayed Draw Term Loan	07/11/2021	240,285	(4,805)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	1,767,548	(35,351)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	322,749	(6,455)
Pinnacle Treatment Centers, Inc.	Seventh Amendment Delayed Draw Term Loan	01/17/2022	234,363	—
Pinnacle Treatment Centers, Inc.	Seventh Amendment Revolver	12/31/2022	292,954	—
Real Capital Analytics, Inc.	Revolver	10/02/2024	694,740	—
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	442,112	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)
SCA Buyer, LLC	Revolver	01/20/2026	515,079	(7,726)
SecureLink, Inc	Revolver	10/01/2025	439,523	(6,593)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(33,292)
Sirsi Corporation	Revolver	03/15/2024	553,741	(6,922)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(20,404)
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(9,974)
Smile Brands, Inc.	Revolver	09/30/2024	254,808	(4,459)
Streamsets, Inc.	Revolver	11/25/2024	350,524	(9,349)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(7,886)
Sysnet North America, Inc	Delayed Draw Term Loan B1	12/30/2021	3,863,094	(57,946)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(8,953)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	1,148,009	(13,432)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	690,532	(12,084)
Theranest, LLC	Revolver	07/24/2023	428,571	—
Thrive Buyer, Inc	Delayed Draw Term Loan	01/22/2023	1,877,085	(37,542)
Thrive Buyer, Inc	Revolver	01/22/2027	750,834	(15,017)
TRGRP, Inc.	Revolver	11/01/2023	333,333	(6,667)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	1,725,026	(34,501)
Vectra AI, Inc	Delayed Draw Term Loan	03/18/2023	2,327,586	(58,190)
Vectra AI, Inc	Revolver	03/18/2026	232,759	(5,819)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Women’s Health USA, Inc.	Revolver	10/09/2023	52,675	(659)
ZBS Alliance Animal Health, LLC	First Amendment Delayed Draw Term Loan	10/19/2022	1,393,289	(27,866)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	680,340	(13,607)

Total 1st Lien/Senior Secured Debt			86,412,651	(1,329,349)

Foundation Risk Partners, Corp.	2nd Lien Delayed Draw Term Loan	12/30/2022	1,256,896	(14,140)

Total 2nd Lien/Senior Secured Debt			1,256,896	(14,140)

Total			$87,669,547	$(1,343,489)

The Fund had the following unfunded commitments by investment types as of December 31, 2020:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	1,659,057	(49,772)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	(12,443)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	(22,337)
Alphasense, Inc.	Delayed Draw Term Loan	12/22/2021	1,937,915	—
Alphasense, Inc.	Revolver	05/29/2024	872,355	—
American Physician Partners, LLC	Revolver	12/21/2021	97,681	(3,907)
AMI US Holdings, Inc.	Revolver	04/01/2024	306,489	(4,597)
Analogic Corporation	Revolver	06/22/2023	213,889	(7,486)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(7,726)
Avetta, LLC	Revolver	04/10/2024	494,396	(9,888)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	05/17/2021	482,932	(9,659)
Azurity Pharmaceuticals, Inc.	Revolver	03/21/2023	482,932	(9,659)
Banneker V Acquisition, Inc.	Delayed Draw Term Loan	12/04/2021	1,037,198	(20,744)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	(5,186)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	1,288,304	(19,325)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	(4,295)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	321,733	(12,870)
Businesssolver.com, Inc.	Revolver	05/15/2023	323,529	—
Captain D’s, Inc.	Revolver	12/15/2023	51,331	(513)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	12/31/2022	2,443,965	(24,440)
Coding Solutions Acquisition, Inc	Revolver	12/31/2025	96,983	(1,939)
Datacor Holdings, Inc.	Revolver	12/26/2025	643,849	(12,877)
Datacor Holdings, Inc.	First Lien Delayed Draw Term Loan	12/28/2022	2,575,396	(25,754)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	1,053,759	(160,698)
Dillon Logistics, Inc.	Revolver	12/11/2023	215,110	(116,160)
Dispatch Track, LLC	Revolver	12/17/2024	301,930	(3,020)
E2open LLC	Revolver	11/26/2024	72,652	—
Engage2Excel, Inc.	Revolver	03/07/2023	119,353	(4,774)
EnterpriseDB Corporation	Revolver	06/21/2024	696,355	(6,964)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	05/17/2021	839,091	(4,195)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	642,451	(9,636)
EvolveIP, LLC	Revolver	06/07/2023	566,868	(8,503)
Exterro, Inc.	Revolver	05/31/2024	247,500	(1,238)
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	(26,580)
Faithlife, LLC	Revolver	09/18/2025	279,053	(5,581)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	(4,430)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	12/30/2022	2,932,758	(29,327)
Fuze, Inc.	Delayed Draw Term Loan	09/20/2021	1,814,240	(7,439)
Fuze, Inc.	Revolver	09/20/2024	1,295,886	(18,531)
GHA Buyer, Inc.	Fifth Amendment Delayed Draw Term loan	12/14/2021	58,528	—
GHA Buyer, Inc.	Revolver	06/24/2025	951,077	—
Global Radar Holdings, LLC	Revolver	12/31/2025	581,896	(11,637)
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2021	3,683,720	(36,837)
GS AcquisitionCo, Inc.	Fourth Delayed Draw Term Loan	12/02/2021	498,802	(3,741)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	382,916	(5,743)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	11/25/2022	1,671,253	(12,535)
INH Buyer, Inc.	Revolver	01/31/2024	205,858	(3,088)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	481,201	(6,015)
Kaseya Inc.	Revolver	05/02/2025	191,755	(3,835)
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	1,445,322	(36,133)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(27,524)
Metametrics, Inc.	Revolver	09/10/2025	651,183	(13,024)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	06/09/2022	3,062,613	(15,313)
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,225,045	(24,501)
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	(3,956)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	09/30/2021	1,001,811	(23,794)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	328,125	(42,656)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(10,322)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(6,167)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(6,989)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,795)
PF Growth Partners, LLC	Delayed Draw Term Loan	07/11/2021	240,285	(4,806)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	1,767,548	(35,351)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	322,749	(6,455)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	234,363	(2,343)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	(2,929)
Real Capital Analytics, Inc.	Revolver	10/02/2024	694,740	—
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	03/19/2021	1,326,335	—
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	442,112	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)
SecureLink, Inc	Revolver	10/01/2025	439,523	(6,593)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(33,292)
Sirsi Corporation	Revolver	03/15/2024	553,741	(6,921)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(20,405)
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(9,974)
Smile Brands, Inc.	Revolver	10/12/2023	254,808	(4,459)
Star2star Communications, LLC	Delayed Draw Term Loan	03/11/2022	640,576	—
Star2star Communications, LLC	Revolver	03/13/2025	960,864	—
Streamsets, Inc.	Revolver	11/25/2024	350,524	(9,737)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(7,887)
Sysnet North America, Inc	Delayed Draw Term Loan B1	12/30/2021	3,863,094	(57,946)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(13,429)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	1,148,009	(13,432)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	690,532	(12,084)
Theranest, LLC	Revolver	07/24/2023	428,571	(10,714)
TRGRP, Inc.	Revolver	11/01/2023	333,333	(6,666)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Women’s Health USA, Inc.	Revolver	10/09/2023	175,583	(2,195)
ZBS Alliance Animal Health, LLC	First Amendment Delayed Draw Term Loan	10/19/2022	2,253,772	(45,076)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	226,780	(4,536)

Total 1st Lien/Senior Secured Debt			76,225,252	(1,297,537)

Foundation Risk Partners, Corp.	2nd Lien Delayed Draw Term Loan	12/30/2022	1,256,896	(14,140)

Total 2nd Lien/Senior Secured Debt			1,256,896	(14,140)

Total			$77,482,148	$(1,311,677)

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

7. Net Assets

Equity Issuance

In connection with its formation, the Fund has the authority to issue 200,000,000 Shares.

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At March 31, 2021 the Fund had total Capital Commitments of $456,870,158, of which 44% is unfunded. At December 31, 2020 the Fund had total Capital Commitments of $447,843,050, of which 52% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2021 and March 31, 2020:

	For the three months ended March 31, 2021		For the three months ended March 31, 2020
Quarter Ended	Shares	Amount	Shares	Amount
March 31	4,001,981	$37,708,999	4,876,625	$41,844,852

Total capital drawdowns	4,001,981	$37,708,999	4,876,625	$41,844,852

Distributions

The following tables reflect the distributions declared on Shares during the three months ended March 31, 2021 and March 31, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2021	3/29/2021	4/28/2021	$0.16	$4,358,022

				$4,358,022

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2020	3/27/2020	4/29/2020	$0.24	$3,551,533

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

The following tables summarize Shares distributed pursuant to the DRIP during the three months ended March 31, 2021 and March 31, 2020 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2021	3/29/2021	3/31/2021	229,904	$2,167,568

				$2,167,568

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2020	3/27/2020	3/31/2020	225,117	$1,931,666

				$1,931,666

General Tender Program

Beginning with the quarter ended March 31, 2021, the Fund began to conduct quarterly general tender offers (each, a “General Tender,” and collectively, the “General Tender Program”), at the Board’s discretion, in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, to allow each of its stockholders to tender Shares at a specific per Share price (the “Purchase Price”) based on the Fund’s net asset value as of the last date of the quarter in which the General Tender is conducted. The Fund intends to conduct each General Tender on approximately 2.5% of the weighted average of the number of Shares outstanding during the three-month period prior to the quarter in which the General Tender is conducted. The General Tender Program includes numerous restrictions that limit stockholders’ ability to sell their Shares.

On February 26, 2021, the Fund commenced a General Tender (the “Q1 2021 Tender Offer”) for up to 502,190.45 Shares (the “Q1 2021 Tender Offer Cap”) tendered prior to March 31, 2021 (the “Initial Expiration Date”). As a result of the number of Shares tendered to the Fund prior to the Initial Expiration Date, the Fund extended the Q1 2021 Tender Offer and increased the Q1 2021 Tender Offer Cap to 2,083,220 Shares. Stockholders who tendered Shares in the Q1 2021 Tender Offer received, at the expiration of the Q1 2021 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the Purchase Price. The Purchase Price for the Q1 2021 Tender Offer was $9.43 per Share and the Q1 2021 Tender Offer expired on April 16, 2021. The following table summarizes Shares purchased during the Q1 2021 Tender Offer:

Payment Date	Shares	Dollar Amount
May 6, 2021	1,173,288	$11,061,881

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three months ended March 31, 2021 and March 31, 2020:

	For the three months ended March 31,
	2021	2020
Net increase (decrease) in net assets from operations	$6,171,513	$(15,497,328)
Weighted average common shares outstanding	26,432,156	14,683,464
Earnings per common share-basic and diluted	$0.23	$(1.06)

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the three months ended March 31, 2021 and March 31, 2020:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Per Share Data:(1)(2)
Net asset value, beginning of period	$9.35	$9.88
Net investment income (loss)	0.16	0.24
Net realized and unrealized gains (losses) on investments	0.08	(1.30)

Net increase (decrease) in net assets resulting from operations	0.24	(1.06)

Distributions to stockholders(3)	(0.16)	(0.24)

Net asset value, end of period	$9.43	$8.58
Shares outstanding, end of period	26,833,819	19,729,143
Total return at net asset value before incentive fees(4)(5)	2.73%	(10.53)%
Total return at net asset value after incentive fees(4)(5)	2.49%	(10.72)%

Ratio/Supplemental Data:(2)
Net assets, end of period	$252,987,809	$169,290,052
Ratio of total expenses to weighted average net assets(6)	10.11%	13.08%
Ratio of net expenses to weighted average net assets(6)(7)	9.30%	8.32%
Ratio of net investment income (loss) before waivers to weighted average net assets(6)	8.42%	5.99%
Ratio of net investment income (loss) after waivers to weighted average net assets(6)(7)	9.23%	10.75%
Ratio of interest and credit facility expenses to weighted average net assets(6)	4.45%	6.58%
Ratio of incentive fees to weighted average net assets(5)(8)	0.27%	0.49%
Portfolio turnover rate(5)	4.23%	3.75%
Asset coverage ratio(9)	170%	167%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest in ABPCICE.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)

For the three months ended March 31, 2021 and March 31, 2020, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser also reimbursed the Fund for operating expenses exceeding the percentage limit as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 1.09% and 4.63% for the three months ended March 31, 2021 and March 31, 2020, respectively.

(8)	Ratio of incentive fees to weighted average net assets calculated before the voluntary waiver of incentive fees by the Adviser.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the financial statements, other than as described below.

As described in Note 7, the Fund conducted the Q1 2021 Tender Offer, which expired on April 16, 2021. On April 20, 2021, the fund issued a promissory note in the amount of $11,061,881 to the stockholders who tendered Shares in the Q1 2021 Tender Offer. This promissory note was paid in full on May 6, 2021.

On April 16, 2021, pursuant to the Synovus Loan Agreement, the Fund (i) increased the commitment of the existing lender by $20,000,000 from $100,000,000 to $120,000,000 and (ii) added WebBank as an additional lender with a commitment of $30,000,000.

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

The following analysis of the Fund’s financial condition and results of operations should be read in conjunction with the Fund’s financial statements and the related notes thereto contained elsewhere in this Quarterly Report.

Overview

The Fund was formed on February 6, 2015 as a corporation under the laws of the State of Maryland. The Fund is structured as an externally managed, non-diversified, closed-end management investment company. The Fund was formed to invest primarily in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. The Fund commenced investment operations on November 15, 2017 (“Commencement”) by issuing its first Capital Call (as defined below) on December 1, 2017. The Fund is advised by AB Private Credit Investors LLC (the “Adviser”), which is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. State Street Bank and Trust Company (the “Administrator”) provides the administrative services necessary for the Fund to operate.

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

As of March 31, 2021, the Fund was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Fund was not in default of any of the covenants under the Revolving Credit Facilities as of March 31, 2021. However, any increase in unrealized depreciation of the Fund’s investment portfolio or further significant reductions in the Fund’s net asset value as a result of the effects of the COVID-19 pandemic or otherwise may increase the risk of breaching the relevant covenants and requirements.

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

The Private Offering

The Fund enters into separate subscription agreements with investors providing for the private placement of Shares in reliance on exemptions from the registration requirements of the Securities Act. Each investor makes a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement. Investors are required to make capital contributions (“Capital Contributions”) to purchase Shares each time the Fund delivers a capital call notice (a “Capital Call”), which is issued based on the Fund’s anticipated investment activities and capital needs, delivered at least 10 business days prior to the required funding date, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. Generally, purchases of Shares are made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment (“Remaining Commitment”), at a per-Share price equal to the net asset value per Share subject to any adjustments. Pursuant to the Private Offering, the Fund’s initial closing of Capital Commitments occurred on September 29, 2017.

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

Portfolio and Investment Activity

During the three months ended March 31, 2021, the Fund invested $64,356,307 in 12 portfolio companies, $5,881,161 was drawn down against the revolvers and delayed draw term loans, and the Fund had $15,637,321 in aggregate amount of principal repayments, which includes $1,348,999 in revolver and delayed draw term loan paydowns, and $7,921,954 in sales, resulting in net investments of $46,678,193 for the period. During the three months ended March 31, 2021, the Fund had $375,483 in PIK interest.

During the three months ended March 31, 2020, the Fund invested $26,047,107 in 12 portfolio companies, $31,464,713 was drawn down against the revolvers and delayed draw term loans, and the Fund had $12,615,490 in aggregate amount of principal repayments, which includes $3,988,364 in revolver and delayed draw term loan paydowns, and $842,678 in sales, resulting in net investments of $44,053,652 for the period. During the three months ended March 31, 2020, the Fund had $206,351 in PIK interest.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2021:

	As of March 31, 2021
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$564,952,955	96.22%	$558,929,700	95.93%	8.27%
Second Lien Junior Secured Debt	$11,322,032	1.93%	$11,396,370	1.96%	9.51
Preferred Stock	$6,993,227	1.19%	$8,174,321	1.40%	0
Common Stock	$2,906,350	0.50%	$3,641,561	0.62%	0
Warrants	$955,313	0.16%	$548,104	0.09%	0

Total	$587,129,877	100%	$582,690,056	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$518,106,245	96.08%	$511,197,686	95.90%	8.50%
Second Lien Junior Secured Debt	$11,315,669	2.10%	$11,396,369	2.14%	10.04%
Preferred Stock	$6,993,227	1.30%	$7,495,949	1.41%	0
Common Stock	$2,076,055	0.38%	$2,663,040	0.50%	0
Warrants	$737,264	0.14%	$281,986	0.05%	0

Total	$539,228,460	100%	$533,035,030	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021	As of December 31, 2020
Number of portfolio companies	116	123
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of March 31, 2021:

	As of March 31, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$572,398,089	99.33%	$568,531,009	99.69%
Non-accrual	3,876,899	0.67	1,795,060	0.31

Total	$576,274,988	100%	$570,326,069	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$529,421,914	100%	$522,594,055	100%
Non-accrual	—	—	—	—

Total	$529,421,914	100%	$522,594,055	100%

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

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of March 31, 2021:

	As of March 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Debt	$564,952,955	88.54%	$558,929,700	88.22%
Second Lien Junior Secured Debt	$11,322,032	1.77%	$11,396,370	1.80%
Preferred Stock	$6,993,227	1.10%	$8,174,321	1.29%
Common Stock	$2,906,350	0.46%	$3,641,561	0.57%
Warrants	$955,313	0.15%	$548,104	0.09%
Cash and cash equivalents	$50,890,483	7.98%	$50,890,483	8.03%

Total	$638,020,360	100.00%	$633,580,539	100.00%

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$518,106,245	92.25%	$511,197,686	92.03%
Second Lien Junior Secured Debt	$11,315,669	2.01%	$11,396,369	2.05%
Preferred Stock	$6,993,227	1.25%	$7,495,949	1.35%
Common Stock	$2,076,055	0.37%	$2,663,040	0.48%
Warrants	$737,264	0.14%	$281,986	0.05%
Cash and cash equivalents	$22,410,622	3.98%	$22,410,622	4.04%

Total	$561,639,082	100%	$555,445,652	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2021 (with corresponding percentage of total portfolio investments):

	As of March 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$56,758,487	9.67%	$56,759,502	9.74%
Consumer Non-Cyclical	$15,649,149	2.67%	$15,341,080	2.63%
Digital Infrastructure & Services	$49,079,782	8.36%	$48,661,140	8.35%
Consumer Discretionary	$9,163,585	1.56%	$9,095,309	1.56%
Energy	$20,000,394	3.41%	$18,548,469	3.18%
Financials	$8,069,290	1.37%	$8,035,913	1.38%
Healthcare & HCIT	$180,187,359	30.69%	$178,035,056	30.56%
Software & Tech Services	$239,143,970	40.72%	$241,281,565	41.41%
Transport & Logistics	$9,077,861	1.55%	$6,932,022	1.19%

	587,129,877	100%	$582,690,056	100%

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

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the quarters ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Total investment income	$10,859,760	$7,441,251
Total expenses	6,858,084	6,151,628

Reimbursement payments to Adviser	280,779	—
Expense Reimbursement from Adviser	—	(89,757)
Waived Collateral Management Fee	(454,343)	(459,059)
Waived Management Fee	(183,001)	(1,227,046)
Waived Incentive Fees	—	(486,784)

Net investment income	4,358,241	3,552,269
Net realized and change in unrealized appreciation (depreciation) on investments	1,813,079	(19,049,597)
Net increase (decrease) in net assets resulting from operations	$6,171,320	$(15,497,328)
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$(193)	$—
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$6,171,513	$(15,497,328)

Investment Income

During the three months ended March 31, 2021, the Fund’s investment income was comprised of $10,377,184 of interest income, which includes $788,271 from the net amortization of premium and accretion of discounts, $375,483 of payment-in-kind interest and other fee income of $107,093.

During the three months ended March 31, 2020, the Fund’s investment income was comprised of $7,052,300 of interest income, which included $452,560 from the net amortization of premium and accretion of discounts, $206,351 of payment-in-kind interest and other fee income of $182,600.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the quarters ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Interest and borrowing expenses	$2,605,053	$2,568,667
Management fees	2,069,181	1,352,351
Professional fees	549,052	547,269
Collateral management fees	454,343	459,059
Income-based incentive fee	641,062	769,023
Administration and custodian fees	163,051	91,783
Insurance expenses	146,334	67,596
Directors’ fees	50,000	50,000
Transfer agent fees	16,386	10,758
Other expenses	163,622	235,122

Total expenses	6,858,084	6,151,628
Reimbursement payments to Adviser	280,779	—
Expense reimbursement from Adviser	—	(89,757)
Waived collateral management fees	(454,343)	(459,059)
Waived management fees	(183,001)	(1,227,046)
Waived incentive fees	—	(486,784)

Net expenses	$6,501,519	$3,888,982

Interest and Borrowing Expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction. The Fund first drew on the HSBC Credit Facility on November 15, 2017, the Synovus Credit Facility on October 15, 2020 and the Natixis Credit Facility on March 24, 2021. As of March 31, 2021, there were outstanding balances of $89,700,000 and $59,800,000 on the Synovus Credit Facility and the Natixis Credit Facility, respectively. As of December 31, 2020, there were outstanding balances of $46,000,000 and $84,700,000 on the HSBC Credit Facility and Synovus Credit Facility, respectively, and an outstanding balance of $18,870,856 in Secured Borrowings. The outstanding amount on the Notes is $211,612,948, net of unamortized discount and debt issuance costs as of March 31, 2021. The outstanding amount on the Notes was $211,337,498, net of unamortized discount and debt issuance costs as of December 31, 2020.

Interest and borrowing expenses for the three months ended March 31, 2021 and March 31, 2020 were $2,605,053 and $2,568,667, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 2.52% and 3.73% for the three months ended March 31, 2021 and March 31, 2020, respectively.

Management Fee

The gross management fee expenses for the three months ended March 31, 2021 and March 31, 2020 were $2,069,181 and $1,352,351, respectively. The increase in the management fee for the three months ended March 31, 2021 was a result of the increase in average gross assets during the period, which are the basis used to calculate management fees. For the three months ended March 31, 2021 and March 31, 2020, the Adviser waived management fees of $183,001 and $1,227,046, respectively.

Fund Expenses

For the three months ended March 31, 2021, the Fund incurred $6,858,084 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. Additionally, $280,779 was reimbursed by the Fund to the Adviser and its affiliates. Further, $183,001 of management fees and $454,343 of collateral management fees were waived by the Adviser.

For the three months ended March 31, 2020, the Fund incurred $6,151,628 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. The Fund was reimbursed by the Adviser and its affiliates fees in the amount of $89,757. Further, $1,227,046 of management fees, $486,784 of incentive fees and $459,059 of collateral management fees were waived by the Adviser.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2021, the Fund had principal repayments of $15,637,321, which included $1,348,999 of revolver and delayed draw term loan paydowns, and $7,921,954 in sales, resulting in $59,470 of net realized gain.

During the three months ended March 31, 2020, the Fund had principal repayments of $12,615,490, which included $3,988,364 of revolver and delayed draw term loan paydowns, and $842,678 in sales, resulting in $13,369 of net realized loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2021, the Fund had $1,753,609 in net change in unrealized appreciation on $587,129,877 of investments in 121 portfolio companies. Unrealized appreciation for the three months ended March 31, 2021 resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2021 and March 31, 2020, the net increase and decrease in net assets resulting from operations was $6,171,320 and $(15,497,328), respectively. Based on the weighted average Shares outstanding for the three months ended March 31, 2021 and March 31, 2020, the Fund’s per Share net increase and decrease in net assets resulting from operations was $0.23 and $(1.06), respectively.

Cash Flows

For the three months ended March 31, 2021, cash increased by $28,479,861. During the same period, the Fund used $39,889,032 in operating activities, primarily as a result of net purchases of investments. During the three months ended March 31, 2021, the Fund generated $68,363,893 from financing activities, primarily from net borrowings on the Natixis Credit Facility and issuance of Shares.

For the three months ended March 31, 2020, cash increased by $1,319,834. During the same period, the Fund used $41,095,861 in operating activities, primarily as a result of net purchases of investments. During the three months ended March 31, 2020, the Fund generated $42,415,695 from financing activities, primarily from issuance of common stock and net borrowings on the HSBC Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the three months ended March 31, 2021 and March 31, 2020, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At March 31, 2021, and December 31, 2020, the Fund had $50,890,483 and $22,410,622 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of the three months ended March 31, 2021, taken together with the Fund’s uncalled Capital Commitments of $202,341,994, $50,000,000 undrawn amount on the HSBC Credit Facility, $10,300,000 undrawn amount on the Synovus Credit Facility and $40,200,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months. As of March 31, 2021, the Fund had $50,890,483 in cash and cash equivalents. During the three months ended March 31, 2021, the Fund used $39,889,032 for operating activities. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of March 31, 2021, the Fund received Capital Commitments of $456,870,158. Inception to March 31, 2021, the Fund received Capital Contributions to the Fund of $254,528,164. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

For the three months ended March 31, 2021, the Fund received total Capital Commitments of $18,824,108, had $2,167,568 of dividend reinvestments and issued 229,904 Shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $37,708,999 and issued 4,001,981 Shares to investors in respect of such capital drawdowns. In addition, during the three months ended March 31, 2021, the Fund launched the Q1 2021 Tender Offer, which expired on April 16, 2021, and in which Shares with a value of $11,061,881 were purchased by the Fund upon expiration. For the three months ended March 31, 2020, the Fund received total Capital Commitments of $20,827,965, had $1,931,666 of dividend reinvestments and issued 225,117 Shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $41,844,852 and issued 4,876,625 Shares to investors in respect of such capital drawdowns.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2021	March 29, 2021	April 28, 2021	$0.16	$4,358,022

Total distributions declared			$0.16	$4,358,022

The following table summarizes distributions declared during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2020	March 27, 2020	April 29, 2020	$0.24	$3,551,533

Total distributions declared			$0.24	$3,551,533

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the three months ended March 31, 2021, the Fund distributed $4,358,022 to stockholders, all of which was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the three months ended March 31, 2020, the Fund distributed $3,551,533 to stockholders, all of which was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

General Tender Program

Beginning with the quarter ended March 31, 2021, the Fund began to conduct quarterly General Tenders, at the Board’s discretion, in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, to allow each of its stockholders to tender Shares at a specific Purchase Price based on the Fund’s net asset value as of the last date of the quarter in which the General Tender is conducted. The Fund intends to conduct each General Tender on approximately 2.5% of the weighted average of the number of Shares outstanding during the three-month period prior to the quarter in which the General Tender is conducted. The General Tender Program includes numerous restrictions that limit stockholders’ ability to sell their Shares.

On February 26, 2021, the Fund commenced the Q1 2021 Tender Offer” for up to 502,190.45 Shares tendered prior to March 31, 2021. As a result of the number of Shares tendered to the Fund prior to the Initial Expiration Date, the Fund extended the Q1 2021 Tender Offer and increased the Q1 2021 Tender Offer Cap to 2,083,220 Shares. Stockholders who tendered Shares in the Q1 2021 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the Purchase Price. The Purchase Price for the Q1 2021 Tender Offer was $9.43 per Share and the Q1 2021 Tender Offer expired on April 16, 2021. The following table summarizes Shares purchased during the Q1 2021 Tender Offer:

Payment Date	Shares	Dollar Amount
May 6, 2021	1,173,288	$11,061,881

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

The following table shows the Fund’s contractual obligations as of March 31, 2021:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Facility	$—	$—	$—	$—	$—
Synovus Credit Facility	$89.7	$—	$—	$89.7	$—
Natixis Credit Facility	$59.8	$—	$—	$59.8	$—
Class A-1 Senior Secured Floating Rate Note	$178.2	$—	$—	$—	$178.2
Class A-2A Senior Secured Floating Rate Note	$25.0	$—	$—	$—	$25.0
Class A-2B Senior Secured Floating Rate Note	$9.95	$—	$—	$—	$9.95

The following table shows the Fund’s contractual obligations as of December 31, 2020:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
HSBC Credit Facility	$46.0	$46.0	$—	$—	$—
Synovus Credit Facility	$84.7	$—	$—	$84.7	$—
Secured borrowings	$18.9	$18.9	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178.2	$—	$—	$—	$178.2
Class A-2A Senior Secured Floating Rate Note	$25.0	$—	$—	$—	$25.0
Class A-2B Senior Secured Floating Rate Note	$9.95	$—	$—	$—	$9.95

See “Notes to Financial Statements – Note 4. Borrowings,” for a discussion of the terms of the Revolving Credit Facilities and Notes.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, the Fund had unfunded Capital Commitments related to Subscription Agreements of $202,341,994 and $231,023,885, respectively.

The Fund may become a party to financial instruments with off-balance sheet risk in the normal course of the Fund’s business to fund investments and to meet the financial needs of the Fund’s portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities. As of March 31, 2021, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The Fund’s unfunded commitments to provide funds to portfolio companies were as follows:

	As of
Unfunded Commitments	March 31, 2021	December 31, 2020
1st Lien/Senior Secured Debt	86,412,651	76,225,252
2nd Lien/Senior Secured Debt	1,256,896	1,256,896

Total	$87,669,547	$77,482,148

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

Credit Facilities

HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that becomes a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders.

The initial HSBC Maximum Commitment was $30 million. The HSBC Maximum Commitment may be increased upon request of the Fund to an amount agreed upon by the Fund and the HSBC Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the HSBC Administrative Agent, subject to certain terms and conditions. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ (as defined in the HSBC Credit Agreement) commitments (the “HSBC Commitments”) or reduce the HSBC Maximum Commitment by giving prior irrevocable written notice to the HSBC Administrative Agent. Any reduction of the HSBC Maximum Commitment shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the HSBC Commitments). Proceeds under the HSBC Credit Facility may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments.

Borrowings under the HSBC Credit Facility bear interest, at the Fund’s election at the time of drawdown, at a rate per annum equal to (i) with respect to LIBOR Rate Loans (as defined in the HSBC Credit Agreement), Adjusted LIBOR (as defined in the HSBC Credit Agreement) for the applicable Interest Period (as defined in the HSBC Credit Agreement); and (ii) with respect to Reference Rate Loans (as defined in the HSBC Credit Agreement), the greatest of: (x) the rate of interest per annum publicly announced from time to time by the HSBC Administrative Agent as its prime rate, (y) the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, plus two hundred basis points (2.00%), provided that if such rate is not so published for any day that is a Business Day (as defined in the HSBC Credit Agreement), the average of the quotation for such day on such transactions received by the HSBC Administrative Agent from three (3) Federal funds brokers of recognized standing selected by the HSBC Administrative Agent and, upon request of Borrowers, with notice of such quotations to the Borrowers (as defined in the HSBC Credit Agreement) and (z) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus one hundred ninety basis points (1.90%). The Fund will also pay an unused commitment fee of 35 basis points (0.35%) on any unused commitments.

On January 31, 2019, the Fund reduced its maximum available borrowings under the HSBC Credit Facility from $125 million to $50 million by giving notice to the HSBC Administrative Agent. Effective November 13, 2019, the Fund exercised its option to extend the maturity date of the HSBC Credit Facility to November 11, 2020. On November 10, 2020, the Fund entered into the HSBC Credit Agreement Amendment. The HSBC Credit Agreement Amendment (i) extended the maturity date of the HSBC Credit Facility from November 11, 2020 to November 9, 2021, and (ii) inserted a provision permitting the Fund and the HSBC Administrative Agent to, upon the occurrence of certain conditions, amend the HSBC Credit Agreement to replace references to LIBOR with references to an alternate benchmark rate that may include a forward-looking rate based on the secured overnight financing rate or another alternate benchmark rate subject to certain conditions.

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

As of March 31, 2021, the Fund had $0 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility. As of December 31, 2020, the Fund had $46,000,000 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility. The Fund intends to continue to utilize the HSBC Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended March 31, 2021 and March 31, 2020, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Three Months Ended March 31,
	2021	2020
Interest and borrowing expenses	$154,133	$145,023
Unused facility fee	21,486	—
Amortization of deferred financing costs and upfront commitment fees	36,885	46,904

Total interest and borrowing expenses	$212,504	$191,927

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II entered into the Synovus Credit Facility. In connection with the Synovus Credit Facility, ABPCIC Funding II entered into, among other agreements, (i) the loan financing and servicing agreement (the “Synovus Loan Agreement”) with the Fund, as equityholder, the Adviser, as servicer (in such capacity, the “Synovus Servicer”), the lenders referred to therein, Synovus, as facility agent, and U.S. Bank, as collateral agent, collateral custodian and securities intermediary, (ii) the securities account control agreement (the “Synovus Control Agreement”), by and among ABPCIC Funding II, the Synovus Collateral Agent and the Synovus Securities Intermediary and (iii) the amended and restated sale and contribution agreement (the “Synovus Transfer Agreement”) by and between the Fund, as seller, and ABPCIC Funding II, as purchaser.

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

On or prior to the closing of the Synovus Credit Facility, the Fund contributed and/or sold certain assets to ABPCIC Funding II pursuant to the Synovus Transfer Agreement, and the Fund expects to continue to contribute and/or sell assets to ABPCIC Funding II pursuant to the Synovus Transfer Agreement in the future. The Fund may, but shall not be required to, repurchase and/or substitute certain assets previously transferred to ABPCIC Funding II subject to the conditions specified in the Synovus Transfer Agreement and the Synovus Loan Agreement. As of March 31, 2021, the Fund had drawn $89,700,000 from the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2020, the Fund had drawn $84,700,000 from the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. The Fund intends to continue to utilize the Synovus Credit Facility on a revolving basis to fund investments and for other general corporate purposes

For the three months ended March 31, 2021 and March 31, 2020, the components of interest expense related to the Synovus Credit Facility were as follows:

	For the Three Months Ended March 31,
	2021	2020
Interest and borrowing expenses	$703,535	$—
Unused facility fee	16,764	—
Amortization of deferred financing costs and upfront commitment fees	129,626	—

Total interest and borrowing expenses	$849,925	$—

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the Natixis Credit Facility. In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the Natixis Credit Agreement, (ii) the Natixis Account Control Agreement, (iii) the Natixis Collateral Management Agreement, (iv) the Natixis Collateral Administration Agreement and (v) the Natixis Transfer Agreement.

The Natixis Credit Agreement provides for borrowings in an aggregate amount up to $100,000,000. Borrowings under the Natixis Credit Agreement bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 24, 2031 (or such later date mutually agreed to by ABPCIC Funding III and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under the Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.

Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding III. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. The Natixis Collateral Manager has elected to waive any fees that would otherwise be payable under the Natixis Credit Agreement and the Natixis Collateral Management Agreement. ABPCIC Funding III will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding III has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

All of the collateral pledged to the lenders by ABPCIC Funding III under the Natixis Credit Agreement is held in the custody of the Natixis Custodian under the Natixis Account Control Agreement. The Natixis Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to the Natixis Collateral Administration Agreement. As compensation for the services rendered by the Natixis Collateral Administrator, ABPCIC Funding III will pay the Natixis Collateral Administrator, on a quarterly basis, customary fee amounts and reimburse the Natixis Collateral Administrator for its reasonable out-of-pocket expenses. The Natixis Collateral Administration Agreement and the obligations of the Natixis Collateral Administrator will continue until the earlier of (i) the liquidation of the collateral and the final distribution of the proceeds of such liquidation, (ii) the date on which all obligations have been paid in full or (iii) the termination of the Natixis Collateral Management Agreement.

Concurrently with the closing of the Natixis Credit Facility, the Fund contributed and/or sold certain assets to ABPCIC Funding III pursuant to the Natixis Transfer Agreement, and the Fund expects to continue to contribute and/or sell assets to ABPCIC Funding III pursuant to the Natixis Transfer Agreement in the future. The Fund may, but shall not be required to, repurchase and/or substitute certain assets previously transferred to ABPCIC Funding III subject to the conditions specified in the Natixis Transfer Agreement and the Natixis Credit Agreement. As of March 31, 2021, the Fund had drawn $59,800,000 from the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. The Fund intends to continue to utilize the Natixis Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended March 31, 2021 and March 31, 2020, the components of interest expense related to the Natixis Credit Facility were as follows:

	For the Three Months Ended March 31,
	2021	2020
Interest and borrowing expenses	$29,900	$—
Unused facility fee	4,467	—
Amortization of deferred financing costs and upfront commitment fees	12,393	—

Total interest and borrowing expenses	$46,760	$—

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

On September 29, 2020, the Fund entered into the Macquarie Sale/Buy-Back. The Macquarie Sale/Buy-Back had a funding cost of 1.25 bps per day and was not subject to any additional fees. On January 14, 2021, the Fund repurchased the assets it assigned to Macquarie pursuant to the Macquarie Sale/Buy-Back. As of March 31, 2021, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $0. As of December 31, 2020, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $18,870,856, with a maturity of less than thirty days. Interest expense and amortization of deferred financing costs on Secured Borrowings for the three months ended March 31, 2021 were $30,665 and $15,421, respectively.

There were no Secured Borrowings outstanding as of March 31, 2021.

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

The Adviser serves as collateral manager to the Issuer pursuant to the Collateral Management Agreement. For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the Collateral Management Agreement. For the period ended March 31, 2021, the Fund incurred a collateral management fee of $454,343, which was voluntarily waived by the Adviser.

The interest rate and outstanding borrowings under the Notes as of March 31, 2021 were as follows:

Notes	Principal Amount	Interest rate at March 31, 2021	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$176,935,979	$179,488,921
Class A-2A	25,000,000	L+2.45%	24,822,668	25,586,325
Class A-2B	9,950,000	4.23%	9,854,301	10,469,639
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$211,612,948	$215,544,885

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.

The interest rate and outstanding borrowings under the Notes as of December 31, 2020 were as follows:

Notes	Principal Amount	Interest rate at December 31, 2020	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$176,706,612	178,352,361
Class A-2A	25,000,000	L+2.45%	24,790,490	25,361,000
Class A-2B	9,950,000	4.23%	9,840,396	10,639,316
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$211,337,498	$214,352,677

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.

For the three months ended March 31, 2021 and March 31, 2020, the components of interest expense related to the Notes were as follows:

	For the three Months Ended March 31
	2021	2020
Interest and borrowing expenses	$1,151,318	$1,999,072
Amortization of debt issuance costs	298,460	377,668

Total interest and borrowing expenses	$1,449,778	$2,376,740

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

As of March 31, 2021, and December 31, 2020, the Fund had total senior securities of $361,112,948 and $360,908,354, respectively, consisting of borrowings under the Revolving Credit Facilities and Notes, and had asset coverage ratios of 170% and 162%, respectively.

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

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Fund expects to collect such amounts. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Interest or dividend payments received on these non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Nonaccrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Adviser and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2021, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(38,102)	$(1,064,390)	$(1,026,288)
Up 100 basis points	444,946	3,317,700	(2,872,754)
Up 200 basis points	5,749,188	6,844,700	(1,095,512)
Up 300 basis points	10,697,554	10,371,700	325,854

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three months ended March 31, 2021, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020 except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of March 31, 2021 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2021.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of March 31, 2021(1)	(30)%	(17.4)%	(4.8)%	7.8%	20.5%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(36.3)%	(21.3)%	(6.3)%	8.7%	23.7%

(1)	Assumes $638.6 million in total portfolio assets, $385.6 million in debt outstanding, $253 million in net assets, and an average cost of funds of 3.1%. Actual interest payments may be different.
(2)	Assumes $638.6 million in total portfolio assets, $425.7 million in debt outstanding, $212.9 million in net assets, and an average cost of funds of 3.1%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: May 14, 2021	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)