Form 10-Q
period 2021-06-30
AB Private Credit Investors Corp
filed 2021-08-13
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 27,535,738.485 shares of common stock, $0.01 par value per share, outstanding as of August 12, 2021.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of June 30, 2021 (Unaudited)	As of December 31, 2020
Assets
Investments, at fair value (amortized cost of $658,290,233 and $539,228,460, respectively)	$660,412,884	$533,035,030
Cash and cash equivalents	57,266,507	22,410,622
Receivable for investments sold	3,225,273	80,413
Interest receivable	2,781,547	2,264,308
Deferred financing costs	2,351,629	1,648,701
Prepaid expenses	482,262	292,668
Receivable for fund shares	166,951	33,298,880
Other assets	—	879

Total assets	$726,687,053	$593,031,501

Liabilities
Credit facility payable	$224,650,000	$130,700,000
Notes payable (net of unamortized discount of $24,139 and $26,440, respectively, and debt issuance costs of $1,234,394 and $1,786,062, respectively)	211,891,467	211,337,498
Payable for Fund shares repurchased	11,220,395	—
Incentive fee payable	3,749,557	2,353,074
Interest and borrowing expenses payable	2,223,638	1,554,186
Distribution payable	2,222,832	1,541,994
Management fees payable	2,167,186	1,533,338
Professional fees payable	1,070,785	484,248
Payable to Adviser	673,584	1,568,252
Insurance payable	525,450	—
Administrator and custodian fees payable	334,748	136,170
Accrued expenses and other liabilities	28,221	—
Transfer agent fees payable	19,349	13,809
Miscellaneous payable	1,840	1,840
Accrued organization costs	—	106,510
Secured borrowings	—	18,870,856
Due to affiliate	—	469,453

Total liabilities	$460,779,052	$370,671,228

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 27,550,916 and 23,775,222 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	275,509	237,752
Paid-in capital in excess of par value	263,059,733	227,482,784
Distributable earnings (accumulated loss)	2,569,179	(5,360,904)

Total net assets of AB Private Credit Investors Corporation	$265,904,421	$222,359,632

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$3,580	$641

Total net assets	$265,908,001	$222,360,273

Total liabilities and net assets	$726,687,053	$593,031,501

Net asset value per share of AB Private Credit Investors Corporation	$9.65	$9.35

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Investment Income:
Interest income, net of amortization/accretion	$11,844,710	$7,282,328	$22,221,894	$14,334,628
Payment-in-kind interest	330,125	155,549	705,608	361,900
Other fee income	224,593	118,711	331,686	301,311

Total investment income	12,399,428	7,556,588	23,259,188	14,997,839

Expenses:
Interest and borrowing expenses	3,262,203	2,018,098	5,867,256	4,586,765
Management fees	2,365,977	1,443,608	4,435,158	2,795,959
Income-based incentive fee	755,421	287,407	1,396,483	1,056,430
Professional fees	514,671	333,328	1,063,723	880,597
Collateral management fees	459,915	458,890	914,258	917,949
Administration and custodian fees	177,836	99,726	340,887	191,509
Insurance expenses	189,522	44,568	335,856	112,164
Directors’ fees	50,000	50,000	100,000	100,000
Transfer agent fees	19,349	12,549	35,735	23,307
Other expenses	246,005	159,288	409,627	394,410

Total expenses	8,040,899	4,907,462	14,898,983	11,059,090
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	461,334	752,141	742,113	752,141
Waived collateral management fees	(459,915)	(458,890)	(914,258)	(917,949)
Expense reimbursement from Adviser	—	—	—	(89,757)
Waived management fees	(198,234)	(219,045)	(381,235)	(1,446,091)
Waived incentive fees	—	—	—	(486,784)

Net expenses	7,844,084	4,981,668	14,345,603	8,870,650

Net investment income before taxes	4,555,344	2,574,920	8,913,585	6,127,189

Net investment income	4,555,344	2,574,920	8,913,585	6,127,189

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	(445,535)	15,185	(386,065)	1,816
Net change in unrealized appreciation (depreciation) on investments	6,562,472	2,135,998	8,316,081	(16,900,230)

Net realized and change in unrealized gains (losses) on investment transactions	6,116,937	2,151,183	7,930,016	(16,898,414)

Net increase (decrease) in net assets resulting from operations	$10,672,281	$4,726,103	$16,843,601	$(10,771,225)

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$205	$—	$12	$—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$10,672,076	$4,726,103	$16,843,589	$(10,771,225)

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.17	$0.13	$0.33	$0.36
Earnings per share (basic and diluted):	$0.39	$0.24	$0.63	$(0.63)
Weighted average shares outstanding:	27,381,626	19,730,814	26,909,514	17,207,139

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2021	26,833,819	$268,338	$256,266,884	$(3,547,413)	$3,073	$252,990,882
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,555,508	(164)	4,555,344
Net realized gain (loss) on investments	—	—	—	(445,535)	—	(445,535)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	6,562,103	369	6,562,472
Capital transactions:
Issuance of common stock	1,637,964	16,379	15,671,385	—	—	15,687,764
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	302	302
Issuance of common shares pursuant to distribution reinvestment plan	241,688	2,417	2,330,234	—	—	2,332,651
Repurchase of common stock	(1,162,555)	(11,625)	(11,208,770)	—	—	(11,220,395)
Distributions to stockholders	—	—	—	(4,555,484)	—	(4,555,484)

Total increase (decrease) for the three months ended June 30, 2021	717,097	7,171	6,792,849	6,116,592	507	12,917,119

Net assets at June 30, 2021	27,550,916	$275,509	$263,059,733	$2,569,179	$3,580	$265,908,001

Distributions declared per share	—	$—	$—	$0.16	$—	$0.16

Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,914,006	(421)	8,913,585
Net realized gain (loss) on investments	—	—	—	(386,065)	—	(386,065)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	8,315,648	433	8,316,081
Capital transactions:
Issuance of common stock	5,639,945	56,399	53,340,364	—	—	53,396,763
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	2,927	2,927
Issuance of common shares pursuant to distribution reinvestment plan	471,592	4,716	4,495,503	—	—	4,500,219
Repurchase of common stock	(2,335,843)	(23,358)	(22,258,918)	—	—	(22,282,276)
Distributions to stockholders	—	—	—	(8,913,506)	—	(8,913,506)

Total increase (decrease) for the six months ended June 30, 2021	3,775,694	37,757	35,576,949	7,930,083	2,939	43,547,728

Net assets at June 30, 2021	27,550,916	$275,509	$263,059,733	$2,569,179	$3,580	$265,908,001

Distributions declared per share	—	$—	$—	$0.32	$—	$0.32

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2020	19,729,143	$197,291	$189,821,799	$(20,729,038)	$—	$169,290,052
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,574,920	—	2,574,920
Net realized gain (loss) on investments	—	—	—	15,185	—	15,185
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,135,998	—	2,135,998
Capital transactions:
Issuance of common stock	—	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan	152,049	1,521	1,319,768	—	—	1,321,289
Distributions to stockholders	—	—	—	(2,572,039)	—	(2,572,039)

Total increase (decrease) for the three months ended June 30, 2020	152,049	1,521	1,319,768	2,154,064	—	3,475,353

Net assets at June 30, 2020	19,881,192	$198,812	$191,141,567	$(18,574,974)	$—	$172,765,405

Distributions declared per share	—	$—	$—	$0.13	$—	$0.13

Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$—	$144,562,395
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,127,189	—	6,127,189
Net realized gain (loss) on investments	—	—	—	1,816	—	1,816
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(16,900,230)	—	(16,900,230)
Capital transactions:
Issuance of common stock	4,876,625	48,766	41,796,086	—	—	41,844,852
Issuance of common shares pursuant to distribution reinvestment plan	377,166	3,772	3,249,183	—	—	3,252,955
Distributions to stockholders	—	—	—	(6,123,572)	—	(6,123,572)

Total increase (decrease) for the six months ended June 30, 2020	5,253,791	52,538	45,045,269	(16,894,797)	—	28,203,010

Net assets at June 30, 2020	19,881,192	$198,812	$191,141,567	$(18,574,974)	$—	$172,765,405

Distributions declared per share	—	$—	$—	$0.37	$—	$0.37

See Notes to Consolidated Unaudited Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,843,601	$(10,771,225)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(185,417,545)	(96,712,637)
Payment-in-kind investments	(705,608)	(361,900)
Proceeds from sales of investments and principal repayments	68,355,802	19,947,997
Net realized (gain) loss on investments	386,065	(1,816)
Net change in unrealized (appreciation) depreciation on investments	(8,316,081)	16,900,230
Amortization of premium and accretion of discount, net	(1,680,487)	(959,961)
Amortization of discount, debt issuance and deferred financing costs	1,132,224	472,205

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(3,144,860)	264,259
(Increase) decrease in interest receivable	(517,239)	(158,145)
(Increase) decrease in other assets	879	—
(Increase) decrease in prepaid expenses	(189,594)	112,166
Increase (decrease) in due to affiliate	(469,453)	—
Increase (decrease) in management fees payable	633,848	170,868
Increase (decrease) in payable to Adviser	(894,668)	653,356
Increase (decrease) in administrator and custodian fees payable	198,578	(54,397)
Increase (decrease) in professional fees payable	586,537	541,145
Increase (decrease) in miscellaneous payable	—	(25,295)
Increase (decrease) in incentive fees payable	1,396,483	569,638
Increase (decrease) in directors’ fees payable	—	50,000
Increase (decrease) in transfer agent fees payable	5,540	3,152
Increase (decrease) in insurance payable	525,450	—
Increase (decrease) in interest and borrowing expenses payable	669,452	(1,947,569)
Increase (decrease) in accrued organization costs	(106,510)	—
Increase (decrease) in accrued expenses and other liabilities	28,221	101,996

Net cash provided by (used for) operating activities	(110,679,365)	(71,205,933)

Cash flows from financing activities
Issuance of common stock	86,528,692	61,724,129
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	2,927	—
Repurchase of common stock	(11,061,881)	—
Distributions paid	(3,732,449)	(2,584,061)
Financing costs paid	(1,281,183)	—
Borrowings on credit facility	227,950,000	62,000,000
Repayments of credit facility	(134,000,000)	(50,500,000)
Repayments on secured borrowings	(18,870,856)	—

Net cash provided by (used for) financing activities	145,535,250	70,640,068

Net increase (decrease) in cash	34,855,885	(565,865)
Cash and cash equivalents, beginning of period	22,410,622	14,931,791

Cash and cash equivalents, end of period	$57,266,507	$14,365,926

Supplemental and non-cash financing activities
Cash paid during the period for interest	$3,936,353	$6,021,999
Issuance of common shares pursuant to distribution reinvestment plan	$4,500,219	$3,252,955

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2021

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value —248.36% + * # ^

U.S. Corporate Debt —238.63%

1st Lien/Senior Secured Debt —234.31%
AmerCareRoyal, LLC(1) (2)	Business Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$—	$(5,622)	$—
AmerCareRoyal, LLC(3)	Business Services	Incremental Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	540,832	540,832	540,832
AmerCareRoyal, LLC(4)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	4,508,964	4,474,177	4,508,964
BEP Borrower Holdco, LLC(3) (5)	Business Services	Delayed Draw Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	1,288,304	1,274,344	1,278,642
BEP Borrower Holdco, LLC(1) (2)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(3,838)	(3,221)
BEP Borrower Holdco, LLC(4)	Business Services	Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,402,973	3,409,711
Engage2Excel, Inc.(4)	Business Services	Incremental Term Loan	8.25% (L + 6.00%; 1.25% PIK; 1.00% Floor)	03/07/2023	1,034,899	1,025,226	1,019,375
Engage2Excel, Inc.(1) (4)	Business Services	Revolver	8.25% (L + 6.00%; 1.25% PIK; 1.00% Floor)	03/07/2023	261,768	259,007	256,051
Engage2Excel, Inc.(4)	Business Services	Term Loan	8.25% (L + 6.00%; 1.25% PIK; 1.00% Floor)	03/07/2023	2,982,500	2,958,849	2,937,763
Foundation Risk Partners, Corp.(1)	Business Services	First Lien Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	713,393	682,462	708,043
Foundation Risk Partners, Corp.(5)	Business Services	First Lien Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	1,945,396	1,909,169	1,930,806
Global Radar Holdings, LLC(3) (5)	Business Services	Initial Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	6,368,857	6,252,927	6,305,168
Global Radar Holdings, LLC(1) (2)	Business Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	—	(10,504)	(7,273)
Higginbotham Insurance Agency, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	—	(11,318)	—
Higginbotham Insurance Agency, Inc.(3) (5)	Business Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	5,922,501	5,841,322	5,922,501
Metametrics, Inc.(1) (2)	Business Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	—	(9,169)	—
Metametrics, Inc.(3) (4)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	4,904,707	4,831,535	4,904,707
MSM Acquisitions, Inc.(3)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	3,051,082	2,992,737	3,012,944
MSM Acquisitions, Inc.(1)	Business Services	Revolver	8.25% (P + 5.00%, 2.00% Floor)	12/09/2026	918,784	896,519	903,471
MSM Acquisitions, Inc.(4) (5)	Business Services	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	7,313,520	7,173,377	7,222,101
Rep Tec Intermediate Holdings, Inc.(3)	Business Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	294,004	289,306	294,004
Rep Tec Intermediate Holdings, Inc.(1) (2)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(7,067)	—
Rep Tec Intermediate Holdings, Inc.(4) (5)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	5,058,873	4,979,494	5,058,873
Valcourt Holdings II, LLC(1)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	226,718	194,896	220,335
Valcourt Holdings II, LLC(3)	Business Services	First Amendment Incremental Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	2,681,624	2,629,477	2,671,702
Valcourt Holdings II, LLC(3) (4)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	6,375,203	6,254,034	6,351,615
AEG Holding Company, Inc.(4)	Consumer Discretionary	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,061,957	1,052,853	1,061,957
AEG Holding Company, Inc.(5)	Consumer Discretionary	First Amendment Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,847,970	1,826,988	1,847,970
AEG Holding Company, Inc.(1)	Consumer Discretionary	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	390,902	380,325	390,902
AEG Holding Company, Inc.(4)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	6,012,787	5,959,322	6,012,787
Blink Holdings, Inc.(4)	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,178,697	1,170,532	1,043,147

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Blink Holdings, Inc.	Consumer Non-Cyclical	Fifth Amendment Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	$945,093	$941,762	$836,407
Blink Holdings, Inc.(4)	Consumer Non-Cyclical	Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,647,736	1,636,311	1,458,246
Captain D’s, Inc.(1) (2)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	—	(885)	(721)
Captain D’s, Inc.(4)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,920,814	1,922,521
Freddy’s Frozen Custard, L.L.C(1) (2)	Consumer Non-Cyclical	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/03/2027	—	(4,882)	(1,031)
Freddy’s Frozen Custard, L.L.C(3) (5)	Consumer Non-Cyclical	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/03/2027	5,140,423	5,079,254	5,127,572
GPS Hospitality Holding Company LLC(4)	Consumer Non-Cyclical	Term Loan B	4.45% (L + 4.25%)	12/08/2025	2,317,736	2,292,832	2,317,736
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	118,941	116,480	103,674
PF Growth Partners, LLC(4)	Consumer Non-Cyclical	Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	2,001,574	1,987,209	1,916,508
5 Bars, LLC(1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(33,745)	—
5 Bars, LLC(1) (2)	Digital Infrastructure & Services	Revolver	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(6,327)	—
5 Bars, LLC(5)	Digital Infrastructure & Services	Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	4,742,121	4,693,912	4,742,121
EvolveIP, LLC(1)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	112,807	106,529	112,807
EvolveIP, LLC(1) (2)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(4,693)	—
EvolveIP, LLC(4)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,534,065	6,477,035	6,534,065
Fatbeam, LLC(1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan 1	6.75% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(33,720)	(28,169)
Fatbeam, LLC(1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan 2	6.75% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(33,720)	(28,169)
Fatbeam, LLC(1) (2)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(13,488)	(11,267)
Fatbeam, LLC(3) (5)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	02/22/2026	6,438,490	6,302,579	6,325,817
Fuze, Inc.(5)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	2,593,610	2,131,920	2,535,253
Fuze, Inc.(1) (2)	Digital Infrastructure & Services	Revolver	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	—	(4,195)	(29,158)
Fuze, Inc.(4) (5)	Digital Infrastructure & Services	Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	11,055,142	11,019,330	10,806,402
MBS Holdings, Inc.(1) (2)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(18,833)	(19,483)
MBS Holdings, Inc.(3) (4) (5)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	10,521,028	10,317,623	10,310,607
Single Digits, Inc.(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	604,538	601,273	593,958
Single Digits, Inc.(1) (2)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(2,076)	(7,283)
Single Digits, Inc.(4)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,245,951	3,227,328	3,189,147
Thrive Buyer, Inc(1) (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	2,171,976	2,062,013	2,130,361
Thrive Buyer, Inc(1) (2)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	—	(13,951)	(5,631)
Thrive Buyer, Inc(3) (4) (5)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	11,945,006	11,716,981	11,855,419
Towerco IV Holdings, LLC(1) (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.63% (L + 5.63%; 1.00% Floor)	04/23/2026	12,205,860	12,006,157	11,947,643
Accelerate Resources Operating, LLC(1) (2)	Energy	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(25,941)	—
Accelerate Resources Operating, LLC(1) (2)	Energy	Revolver	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(6,485)	—
Accelerate Resources Operating, LLC(4)	Energy	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	4,482,634	4,412,729	4,482,634

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
BCP Raptor II, LLC(4) (6)	Energy	1st Lien Term Loan	4.84% (L + 4.75%)	11/03/2025	$2,484,121	$2,483,758	$2,434,439
Brazos Delaware II, LLC(4) (6)	Energy	Term Loan B	4.09% (L + 4.00%)	05/21/2025	2,135,748	2,094,927	2,082,355
Nine Point Energy, LLC(1) (4)	Energy	DIP Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	07/08/2021	1,583,750	1,583,750	1,583,750
Nine Point Energy, LLC(4)	Energy	Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	4,474,465	4,412,961	3,530,353
Galway Partners Holdings LLC(4) (7)	Financials	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,536,914	5,500,012	5,536,914
Purchasing Power, LLC(4)	Financials	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,375,869	2,351,160	2,375,869
American Physician Partners, LLC(3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	983,418	980,905	973,583
American Physician Partners, LLC(1)	Healthcare & HCIT	Revolver	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	346,322	345,234	341,882
American Physician Partners, LLC(4)	Healthcare & HCIT	Term Loan A	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	5,211,013	5,196,903	5,158,903
American Physician Partners, LLC(3)	Healthcare & HCIT	Term Loan C	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	1,127,492	1,124,897	1,116,217
American Physician Partners, LLC(3) (4)	Healthcare & HCIT	Term Loan D	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	2,092,838	2,030,877	2,071,909
Analogic Corporation(1) (2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(1,624)	(7,486)
Analogic Corporation(4) (5)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,106,806	2,084,983	2,033,067
BK Medical Holding Company, Inc.(1) (2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(1,877)	(4,826)
BK Medical Holding Company, Inc.(5)	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,965,302	2,945,161	2,920,823
Caregiver 2, Inc.(5)	Healthcare & HCIT	Incremental Term Loan	8.00% (L + 6.50%; 1.50% Floor)	07/24/2025	681,201	669,725	681,201
Caregiver 2, Inc.(5)	Healthcare & HCIT	Term Loan	8.00% (L + 6.50%; 1.50% Floor)	07/24/2025	4,745,974	4,666,023	4,745,974
Caregiver 2, Inc.(3)	Healthcare & HCIT	Third Amendment Effective Date Term Loan	8.00% (L + 6.50%; 1.50% Floor)	07/24/2025	649,900	637,404	649,900
Coding Solutions Acquisition, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	—	(22,457)	(9,043)
Coding Solutions Acquisition, Inc.(1)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2025	69,827	67,726	69,397
Coding Solutions Acquisition, Inc.(3) (5)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	7,874,223	7,727,595	7,845,088
Delaware Valley Management Holdings, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	—	(25,865)	(134,354)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	535,382	529,362	467,121
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	3,494,468	3,454,024	3,048,923
Ethos Veterinary Health LLC(4)	Healthcare & HCIT	Delayed Draw Term Loan	4.84% (L + 4.75%)	05/15/2026	1,067,934	1,059,824	1,067,934
Ethos Veterinary Health LLC(4)	Healthcare & HCIT	Term Loan	4.84% (L + 4.75%)	05/15/2026	2,280,038	2,262,484	2,280,038
FH MD Buyer, Inc.(4) (5)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/31/2026	5,403,055	5,289,009	5,362,532
GHA Buyer, Inc.(4)	Healthcare & HCIT	3rd Amendment Term Loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	562,352	553,525	559,540
GHA Buyer, Inc.(4) (5)	Healthcare & HCIT	4th Amendment Term Loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	5,380,969	5,292,592	5,354,064
GHA Buyer, Inc.(1) (3)	Healthcare & HCIT	Fifth Amendment Delayed Draw Term loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	815,290	800,309	810,502
GHA Buyer, Inc.(5)	Healthcare & HCIT	Fifth Amendment Term Loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	4,658,802	4,570,753	4,635,508
GHA Buyer, Inc.(1) (2)	Healthcare & HCIT	Revolver	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	—	(13,667)	(4,756)
GHA Buyer, Inc.(4)	Healthcare & HCIT	Term Loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	1,967,755	1,945,899	1,957,916
Kindeva Drug Delivery L.P.(1)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	404,690	376,821	350,490
Kindeva Drug Delivery L.P.(3) (4) (5)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	05/01/2026	15,739,556	15,388,623	15,149,322
Medbridge Holdings, LLC(3) (4)	Healthcare & HCIT	Initial Term Loan	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	15,367,872	15,084,313	15,367,872
Medbridge Holdings, LLC(1) (2)	Healthcare & HCIT	Revolver	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	—	(25,185)	—

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
MedMark Services, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	$—	$(11,117)	$(11,147)
MedMark Services, Inc.(3) (4)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	4,458,547	4,414,080	4,413,961
OMH-HealthEdge Holdings, LLC(3)	Healthcare & HCIT	First Amendment Incremental Term Loan	6.25% (L + 5.25%; 1.00% Floor)	10/24/2025	2,154,330	2,133,555	2,154,330
OMH-HealthEdge Holdings, LLC(1) (2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(6,896)	—
OMH-HealthEdge Holdings, LLC(4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	10/24/2025	3,718,217	3,654,434	3,718,217
Pace Health Companies, LLC(1) (2)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(3,943)	—
Pace Health Companies, LLC(4)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,312,561	5,277,124	5,312,561
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(71,162)	(57,560)
Pinnacle Dermatology Management, LLC(1) (2)	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(2,214)	(4,354)
Pinnacle Dermatology Management, LLC(3) (4)	Healthcare & HCIT	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	9,861,826	9,775,176	9,713,898
Pinnacle Treatment Centers, Inc.(3)	Healthcare & HCIT	Delayed Draw Term Loan 2	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	348,909	346,570	347,164
Pinnacle Treatment Centers, Inc.(1) (2)	Healthcare & HCIT	Seventh Amendment Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,831)	—
Pinnacle Treatment Centers, Inc.(1) (2)	Healthcare & HCIT	Seventh Amendment Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(2,099)	—
Pinnacle Treatment Centers, Inc.(3) (5)	Healthcare & HCIT	Seventh Amendment Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	4,128,092	4,106,340	4,128,092
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	General Delayed Draw Term Loan	10.25% (L + 3.00%; 6.25% PIK; 1.00% Floor)	01/03/2023	1,523,159	1,500,948	1,325,149
Platinum Dermatology Partners, LLC(9)	Healthcare & HCIT	Revolver	11.50% (P + 2.00%; 6.25% PIK; 1.00% Floor)	01/03/2023	533,171	524,259	463,859
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	11.50% (P + 2.00%; 6.25% PIK; 1.00% Floor)	01/03/2023	2,096,379	2,065,129	1,823,850
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	10.25% (L + 3.00%; 6.25% PIK; 1.00% Floor)	01/03/2023	3,329,078	3,269,665	2,896,298
RCP Encore Acquisition, Inc.(4)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/09/2025	3,468,095	3,443,344	2,999,902
Redwood Family Care Network, Inc.(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	3,402,714	3,295,728	3,309,699
Redwood Family Care Network, Inc.(1) (2)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	—	(11,693)	(11,774)
Redwood Family Care Network, Inc.(5)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	6,770,107	6,635,636	6,634,705
Salisbury House, LLC(1) (2)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	—	(9,483)	(11,209)
Salisbury House, LLC(3) (4) (5)	Healthcare & HCIT	Term Loan A1	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,841,824	3,836,049
SCA Buyer, LLC(1)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	01/20/2026	128,770	119,942	128,770
SCA Buyer, LLC(3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/20/2026	3,853,436	3,798,818	3,853,436
SIS Purchaser, Inc.(1) (2)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/15/2026	—	(18,039)	—
SIS Purchaser, Inc.(3) (4) (5)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/15/2026	12,761,328	12,559,922	12,761,328
Smile Brands, Inc.(5)	Healthcare & HCIT	Delayed Draw Term Loan	5.38% (L + 5.17%; 0.21% Floor)	10/12/2024	490,307	487,555	490,307
Smile Brands, Inc.(1) (2)	Healthcare & HCIT	Revolver	6.17% (L + 5.17%; 1.00% Floor)	09/30/2024	—	(1,187)	—
Smile Brands, Inc.(4)	Healthcare & HCIT	Term Loan	5.39% (L + 5.17%; 0.21% Floor)	10/12/2024	1,614,844	1,604,775	1,612,906
Taconic Biosciences, Inc.(3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/01/2026	4,792,913	4,698,271	4,697,054
The Center for Orthopedic and Research Excellence, Inc.(1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%, 1.00% Floor)	08/15/2025	1,158,648	1,139,036	1,149,486
The Center for Orthopedic and Research Excellence, Inc.(1) (2)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%, 1.00% Floor)	08/15/2025	—	(8,491)	(6,905)
The Center for Orthopedic and Research Excellence, Inc.(4) (5)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	4,918,746	4,855,874	4,869,558
Women’s Health USA, Inc.(4) (5)	Healthcare & HCIT	Desert Term Loan	8.75% (L + 7.75%, 1.00% Floor)	10/09/2023	4,096,035	4,046,569	4,085,795
Women’s Health USA, Inc.(3)	Healthcare & HCIT	Incremental Term Loan	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	265,920	260,718	265,255

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Women’s Health USA, Inc.(1)	Healthcare & HCIT	Revolver	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	$140,466	$138,697	$140,027
ZBS Alliance Animal Health, LLC(4) (5)	Healthcare & HCIT	Initial Tranche A Delayed Draw Term Loan	6.75% (L + 5.75%, 1.00% Floor)	11/08/2025	3,056,995	3,012,238	2,999,829
ZBS Alliance Animal Health, LLC(1) (2)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%, 1.00% Floor)	11/08/2025	—	(10,252)	(12,722)
ZBS Alliance Animal Health, LLC(4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	11/08/2025	2,680,540	2,639,717	2,630,414
ZBS Alliance Animal Health, LLC(1) (4)	Healthcare & HCIT	Tranche A Delayed Draw Term Loan	6.75% (L + 5.75%, 1.00% Floor)	11/08/2025	1,245,346	1,221,092	1,203,200
ZBS Alliance Animal Health, LLC(1) (4)	Healthcare & HCIT	Tranche B Delayed Draw Term Loan	6.75% (L + 5.75%, 1.00% Floor)	11/07/2025	675,179	598,463	602,410
Activ Software Holdings, LLC,(1) (2)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(12,656)	(12,977)
Activ Software Holdings, LLC,(3) (4) (5)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	8,110,464	7,952,261	7,948,255
Alphasense, Inc.(1) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	645,972	629,548	626,593
Alphasense, Inc.(1) (2) (10)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(9,180)	(8,723)
Alphasense, Inc.(5) (10)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	7,269,628	7,193,137	7,196,931
AMI US Holdings, Inc.(1)	Software & Tech Services	Revolver	5.59% (L + 5.50%)	04/01/2024	437,842	425,230	437,842
AMI US Holdings, Inc.(4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	04/01/2025	8,131,820	8,015,482	8,131,820
Arrowstream Acquisition Co., Inc.(5)	Software & Tech Services	Initial Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,794,159	3,805,148
Arrowstream Acquisition Co., Inc.(1) (2)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(6,902)	(5,794)
Avetta, LLC(4)	Software & Tech Services	Incremental Term Loan B	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	4,261,421	4,209,167	4,256,308
Avetta, LLC(1) (2)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(4,636)	(593)
Avetta, LLC(4) (5)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	3,237,060	3,182,803	3,233,176
BusinessSolver.com, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	386,354	388,235
BusinessSolver.com, Inc.(5)	Software & Tech Services	First Amendment Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,373,498	1,390,037
BusinessSolver.com, Inc.(1) (2)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(2,541)	—
BusinessSolver.com, Inc.(3) (4) (5)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	9,703,535	9,627,574	9,703,535
Datacor, Inc.(1) (4)	Software & Tech Services	First Lien Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	1,802,777	1,750,105	1,776,057
Datacor, Inc.(1) (2)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(11,575)	(6,438)
Datacor, Inc.(4) (5)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	6,180,951	6,049,902	6,119,141
Degreed, Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(6,515)	(10,435)
Degreed, Inc.(1) (2)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(4,040)	—
Degreed, Inc.(4) (5)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,138,749	5,153,024
Degreed, Inc.(3)	Software & Tech Services	Third Amendment Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	2,782,788	2,756,127	2,782,788
Dispatch Track, LLC(1) (2)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	—	(3,167)	(363)
Dispatch Track, LLC(4)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,975,255	6,031,347
Drilling Info Holdings, Inc.(4)	Software & Tech Services	Term Loan	4.34% (L + 4.25%)	07/30/2025	3,343,686	3,334,029	3,318,608
Dude Solutions Holdings, Inc.(5)	Software & Tech Services	2nd Amendment Incremental Term Loan	8.50% (L + 7.50%; 1.00% Floor)	06/13/2025	3,873,164	3,792,569	3,873,164
EnterpriseDB Corporation(1) (2)	Software & Tech Services	Revolver	8.25% (L + 6.00%; 0.50% PIK; 1.75% Floor)	06/21/2024	—	(8,355)	—

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EnterpriseDB Corporation(3) (4) (5)	Software & Tech Services	Term Loan	8.25% (L + 6.00%; 0.50% PIK; 1.75% Floor)	06/21/2024	$7,904,423	$7,805,294	$7,904,423
EnterpriseDB Corporation(4) (5)	Software & Tech Services	Third Amendment Term Loan	8.25% (L + 6.00%; 0.50% PIK; 1.75% Floor)	06/21/2024	4,529,313	4,448,038	4,529,313
Exterro, Inc.(3) (4)	Software & Tech Services	1st Amendment Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,722,667	5,809,123
Exterro, Inc.(3) (5)	Software & Tech Services	2nd Amendment Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,551,441	6,440,180	6,551,441
Exterro, Inc.(1) (2)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,451)	—
Exterro, Inc.(4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,765,394	2,793,450
Faithlife, LLC(1) (3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	1,705,713	1,654,358	1,705,713
Faithlife, LLC(1) (2)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(4,721)	—
Faithlife, LLC(3) (4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	732,515	720,099	732,515
Finalsite Holdings, Inc.(1)	Software & Tech Services	Revolver	8.25% (P + 5.50%; 1.00% Floor)	09/25/2024	75,943	73,530	73,411
Finalsite Holdings, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/25/2024	3,991,581	3,943,500	3,951,665
Genesis Acquisition Co.(3)	Software & Tech Services	Delayed Draw Term Loan	4.15% (L + 4.00%)	07/31/2024	39,990	39,781	37,091
Genesis Acquisition Co.(5)	Software & Tech Services	Revolver	4.15% (L + 4.00%)	07/31/2024	202,400	200,266	187,726
Genesis Acquisition Co.(4)	Software & Tech Services	Term Loan	4.15% (L + 4.00%)	07/31/2024	1,342,054	1,327,090	1,244,755
Greenhouse Software, Inc.(1) (2)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(26,251)	(12,322)
Greenhouse Software, Inc.(3) (5)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,111,061	12,253,076
GS AcquisitionCo, Inc.(5)	Software & Tech Services	Delayed Draw Term Loan 4	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	1,422,849	1,422,849	1,422,849
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Fifth Supplemental Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	818,908	808,315	818,908
GS AcquisitionCo, Inc.	Software & Tech Services	Fourth Supplemental Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	498,802	495,629	498,802
GS AcquisitionCo, Inc.(1)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	178,694	175,627	178,694
GS AcquisitionCo, Inc.(5)	Software & Tech Services	Second Supplemental Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	693,579	687,355	693,579
GS AcquisitionCo, Inc.(4) (5)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	3,508,777	3,480,128	3,508,777
Iodine Software, LLC(3) (5)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	12,702,923	12,452,869	12,448,865
Iodine Software, LLC(1) (2)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(34,412)	(35,070)
Iodine Software, LLC(3) (4)	Software & Tech Services	Term Loan B	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	8,923,634	8,748,510	8,745,161
Kaseya Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	193,170	189,796	193,170
Kaseya Inc.(3)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	545,503	541,268	545,503
Kaseya Inc.(3) (4) (5)	Software & Tech Services	PIK Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	5,164,569	5,127,422	5,164,569
Kaseya Inc.(1)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	184,235	181,764	184,235
Lexipol, LLC(1) (4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	1,376,010	1,353,241	1,376,010
Lexipol, LLC(4)	Software & Tech Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	6,228,256	6,132,671	6,228,256
Ministry Brands, LLC(3) (4)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	647,669	646,443	647,669
Ministry Brands, LLC(3)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,096,741	3,091,678	3,096,741

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Moon Buyer, Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	04/21/2027	$—	$(32,974)	$(68,082)
Moon Buyer, Inc.(1) (2)	Software & Tech Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	04/21/2027	—	(16,912)	(17,457)
Moon Buyer, Inc.(3) (4) (5)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	04/21/2027	6,400,861	6,307,846	6,352,855
Netwrix Corporation And Concept Searching Inc.(3)	Software & Tech Services	First Amendment Last Out Term Loan	7.75% (L + 6.75%; 1.00% Floor)	09/30/2026	6,685,917	6,542,948	6,685,917
Netwrix Corporation And Concept Searching Inc.(4)	Software & Tech Services	Last Out Term Loan	7.75% (L + 6.75%; 1.00% Floor)	09/30/2026	1,657,182	1,618,097	1,657,182
Netwrix Corporation And Concept Searching Inc.(3)	Software & Tech Services	Primary Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	09/30/2026	499,653	490,869	499,653
Netwrix Corporation And Concept Searching Inc.(1) (2)	Software & Tech Services	Revolver	7.75% (L + 6.75%; 1.00% Floor)	09/30/2026	—	(3,921)	—
Netwrix Corporation And Concept Searching Inc.(4)	Software & Tech Services	Supplemental Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	09/30/2026	999,306	979,867	999,306
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Tranche 2 Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	09/30/2026	830,339	802,989	830,339
PerimeterX, Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(6,385)	(5,242)
PerimeterX, Inc.(5)	Software & Tech Services	Initial Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,820,586	2,794,693	2,799,432
PerimeterX, Inc.(1) (2)	Software & Tech Services	Revolver	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(2,459)	(2,096)
Real Capital Analytics, Inc.(4) (5)	Software & Tech Services	First Supplemental Term Loan	5.00% (L + 4.00%; 1.00% Floor)	10/02/2024	3,019,297	3,008,830	3,019,297
Real Capital Analytics, Inc.(1) (2)	Software & Tech Services	Revolver	5.00% (L + 4.00%, 1.00% Floor)	10/02/2024	—	(2,360)	—
Real Capital Analytics, Inc.(4)	Software & Tech Services	Term Loan	5.00% (L + 4.00%, 1.00% Floor)	10/02/2024	4,863,178	4,846,422	4,863,178
SecureLink, Inc.(3) (4)	Software & Tech Services	1st Amendment Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	2,953,170	2,910,525	2,931,021
SecureLink, Inc.(4)	Software & Tech Services	Initial Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	4,898,041	4,834,085	4,861,306
SecureLink, Inc.(1) (2)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	—	(5,612)	(3,297)
Sirsi Corporation(1) (2)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(4,693)	(2,768)
Sirsi Corporation(3) (4)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	7,935,956	7,864,958	7,896,276
Smartlinx Solutions, LLC(1) (2)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(4,079)	(2,598)
Smartlinx Solutions, LLC(3) (4) (5)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,707,015	5,610,168	5,678,480
Streamsets, Inc.(1) (2)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(7,972)	(11,392)
Streamsets, Inc.(5)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,112,582	2,063,909	2,043,923
SugarCRM, Inc.(1) (2)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(2,869)	—
SugarCRM, Inc.(4) (5)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,221,911	4,268,824
Swiftpage, Inc.(1) (2)	Software & Tech Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	06/13/2023	—	(1,783)	(1,397)
Swiftpage, Inc.(3)	Software & Tech Services	Series A Incremental Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/13/2023	226,315	224,024	224,911
Swiftpage, Inc.(3)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/13/2023	2,458,767	2,441,201	2,443,522
Sysnet North America, Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan B1	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	—	(26,587)	(9,657)
Sysnet North America, Inc.(3) (4) (5)	Software & Tech Services	Term Loan B 1	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	5,125,038	5,053,670	5,086,601
Telesoft Holdings, LLC(1) (2)	Software & Tech Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(10,053)	(2,984)
Telesoft Holdings, LLC(3) (5)	Software & Tech Services	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	5,894,056	5,792,729	5,864,586
TRGRP, Inc.(3)	Software & Tech Services	Incremental Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,315,561	2,274,374	2,315,561

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
TRGRP, Inc.(4)	Software & Tech Services	Incremental Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	$1,102,054	$1,088,877	$1,102,054
TRGRP, Inc.(1) (2)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(3,130)	—
TRGRP, Inc.(3) (4) (5)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,932,625	4,883,095	4,932,625
Ungerboeck Systems International, LLC(4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/30/2027	322,391	317,620	317,555
Ungerboeck Systems International, LLC(1) (2)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	04/30/2027	—	(2,353)	(2,418)
Ungerboeck Systems International, LLC(3) (5)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/30/2027	2,417,933	2,382,539	2,381,664
Vectra AI, Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%, 1.00% Floor)	03/18/2026	—	(54,907)	(69,828)
Vectra AI, Inc.(3) (5)	Software & Tech Services	Initial Term Loan	6.75% (L + 5.75%, 1.00% Floor)	03/18/2026	3,258,620	3,180,853	3,160,862
Vectra AI, Inc.(1) (2)	Software & Tech Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	03/18/2026	—	(5,491)	(6,983)
Velocity Purchaser Corporation(1) (2)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(1,126)	—
Velocity Purchaser Corporation(4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	655,845	650,824	655,845
Velocity Purchaser Corporation(4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,637,635	2,621,291	2,637,635
Velocity Purchaser Corporation(3) (4)	Software & Tech Services	Third Amendment Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,141,934	5,066,045	5,141,934
Dillon Logistics, Inc.(1) (11)	Transport & Logistics	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	452,315	444,778	148,103
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan A	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,904,607	2,736,722	1,074,704
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan B	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	854,277	783,898	316,083
OSG Bulk Ships, Inc.(4)	Transport & Logistics	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/21/2023	4,918,215	4,885,263	4,696,895

Total U.S. 1st Lien/Senior Secured Debt						624,545,875	623,063,336
2nd Lien/Junior Secured Debt—4.32%
Foundation Risk Partners, Corp.(1) (2)	Business Services	2nd Lien Delayed Draw Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	—	(13,706)	(3,142)
Foundation Risk Partners, Corp.(4)	Business Services	2nd Lien Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	837,931	818,236	835,836
Conterra Ultra Broadband Holdings, Inc.(3) (4)	Digital Infrastructure & Services	2nd Lien Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,459,464	6,537,710
Brave Parent Holdings, Inc.(4)	Software & Tech Services	2nd Lien Term Loan	7.59% (L + 7.50%)	04/17/2026	1,230,107	1,210,537	1,217,806
Symplr Software, Inc.(4)	Software & Tech Services	2nd Lien Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,854,170	2,909,482

Total U.S. 2nd Lien/Junior Secured Debt						11,328,701	11,497,692

Total U.S. Corporate Debt						635,874,576	634,561,028
Canadian Corporate Debt —2.25%
1st Lien/Senior Secured Debt —2.25%
McNairn Holdings Ltd.(4) (10)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	835,620	829,173	835,620
Banneker V Acquisition, Inc.(1) (2) (10)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(4,611)	—
Banneker V Acquisition, Inc.(5) (10)	Software & Tech Services	Initial Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	5,147,095	5,053,992	5,147,095
Banneker V Acquisition, Inc.(1) (2) (10)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(18,440)	—

Total Canadian 1st Lien/Senior Secured Debt						5,860,114	5,982,715

Total Canadian Corporate Debt						5,860,114	5,982,715
United Kingdom Corporate Debt —1.94%
1st Lien/Senior Secured Debt —1.94%
GlobalWebIndex Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	—	(32,308)	(147,349)
GlobalWebIndex Inc.(3) (5)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,334,554	5,304,557

Total United Kingdom 1st Lien/Senior Secured Debt						5,302,246	5,157,208

Total United Kingdom Corporate Debt						5,302,246	5,157,208

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Shares	Cost	Fair Value
U.S. Preferred Stock —3.45%
Global Radar Holdings, LLC(12) (13)	Business Services	125	$367,615	$353,016
SBS Ultimate Holdings, LP(12)	Healthcare & HCIT	217,710	861,879	650,952
Alphasense, Inc.(10) (12)	Software & Tech Services	23,961	369,843	369,758
Concerto, LLC(12) (14)	Software & Tech Services	65,614	349,977	470,824
Datarobot, Inc.(12)	Software & Tech Services	6,715	88,248	91,223
Datarobot, Inc.(12)	Software & Tech Services	38,190	289,278	399,698
Degreed, Inc.(12)	Software & Tech Services	43,819	278,541	719,778
Degreed, Inc.(12)	Software & Tech Services	16,943	278,308	278,313
Heap(12)	Software & Tech Services	189,617	696,351	1,090,960
Netskope, Inc.(12)	Software & Tech Services	36,144	302,536	357,075
PerimeterX, Inc.(12)	Software & Tech Services	282,034	838,601	836,871
Phenom People, Inc.(12)	Software & Tech Services	35,055	220,610	496,093
Protoscale Rubrik(12)	Software & Tech Services	25,397	598,212	641,954
Samsara Networks, Inc.(12)	Software & Tech Services	33,451	369,998	369,320
Streamsets, Inc.(12)	Software & Tech Services	109,518	295,512	294,806
Symplr Software Intermediate Holdings, Inc.(12)	Software & Tech Services	1,196	1,160,532	1,615,172
Vectra AI, Inc(12)	Software & Tech Services	17,064	131,095	131,212

Total U.S. Preferred Stock			7,497,136	9,167,025
U.S. Common Stock —1.69%
Leeds FEG Investors, LLC(12)	Consumer Discretionary	320	321,309	397,595
Freddy’s Frozen Custard, L.L.C(12)	Consumer Non-Cyclical	72,483	72,483	74,846
Nestle Waters(12) (15)	Consumer Non-Cyclical	341,592	341,592	341,592
Neutral Connect, LLC(12) (16)	Digital Infrastructure & Services	396,513	439,931	385,887
Thrive Buyer, Inc(12)	Digital Infrastructure & Services	88,980	222,449	222,196
Nine Point Energy, LLC(12)	Energy	3,567,059	—	—
Nine Point Energy, LLC(12)	Energy	286,261	128,818	286,261
Health Platforms Group(12)	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition(10) (12)	Healthcare & HCIT	15,183	46	46
Healthcare Services Acquisition(10) (12) (17)	Healthcare & HCIT	28,158	281,580	282,988
INH Group Holdings(12)	Healthcare & HCIT	484,552	484,552	575,140
Redwood Family Care Network, Inc.(12)	Healthcare & HCIT	66	66,000	66,000
Aggregator, LLC(12)	Software & Tech Services	417,813	417,813	1,135,720
American Safety Holdings Corp.(12) (18)	Software & Tech Services	130,824	130,824	180,537
Moon Topco L.P.(12)	Software & Tech Services	36	35,998	35,999
Par Technology Corp.(10) (12) (17)	Software & Tech Services	1,432	111,997	100,154
Stripe, Inc.(12)	Software & Tech Services	4,158	166,854	166,854
Omni Logistics, LLC(12) (19)	Transport & Logistics	193,770	193,770	232,524

Total U.S. Common Stock			3,416,016	4,484,339

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Shares	Cost	Fair Value
U.S. Warrants —0.33%
Fuze, Inc., expire 04/26/2031(12)	Digital Infrastructure & Services	613,241	$—	$224,004
Healthcare Services Acquisition, expire 12/31/2027(10) (12)	Healthcare & HCIT	14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027(10) (12)	Healthcare & HCIT	23,721	23,721	21,116
SBS Ultimate Holdings, LP, expire 09/18/2030(12)	Healthcare & HCIT	17,419	—	—
Alphasense, Inc., expire 05/29/2027(10) (12)	Software & Tech Services	38,346	35,185	179,120
Alphasense, Inc., expire 12/22/2027(10) (12)	Software & Tech Services	2,049	—	11,064
Degreed, Inc., expire 04/11/2028(12)	Software & Tech Services	7,624	—	41,289
Degreed, Inc., expire 05/31/2026(12)	Software & Tech Services	26,294	46,823	279,376
Streamsets, Inc., expire 11/25/2027(12)	Software & Tech Services	23,382	16,367	16,539
Vectra AI, Inc., expire 03/18/2031(12)	Software & Tech Services	35,156	58,190	113,382

Total U.S. Warrants			180,286	885,890
United Kingdom Warrants —0.07%
GlobalWebIndex, Inc., expire 12/30/2027(12)	Software & Tech Services	8,832	159,859	174,679

Total United Kingdom Warrants			159,859	174,679

TOTAL INVESTMENTS - 248.36%(20)			$658,290,233	$660,412,884

Cash Equivalents —3.10%
U.S. Investment Companies —3.10%
Blackrock T Fund I(17) (21)	Money Market Portfolio 0.01% (22)	8,251,407	8,251,407	8,251,407

Total U.S. Investment Companies			8,251,407	8,251,407

Total Cash Equivalents			8,251,407	8,251,407
LIABILITIES IN EXCESS OF OTHER ASSETS —(151.46%)				$(402,756,290)

NET ASSETS—100.00%				$265,908,001

+

As of June 30, 2021, qualifying assets represented 96.75% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of June 30, 2021, rates for weekly 1M L, 2M L, 3M L and 6M L are 0.10%, 0.13%, 0.15% and 0.16%, respectively. As of June 30, 2021, the U.S. Prime rate was 3.25%.

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

(3)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding III, LLC.
(4)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
(5)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(6)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	Edgewood Partners Holdings LLC has been renamed to Galway Partners Holdings LLC in 2021
(8)	$313,949 of the funded par amount accrues interest at 11.50% (P + 2.00%; 6.25% PIK; 1.00% Floor).
(9)	$132,084 of the funded par amount accrues interest at 10.25% (L + 3.00%; 6.25% PIK; 1.00% Floor).
(10)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(11)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(12)	Non-income producing investment.
(13)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC
(14)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(15)	Position or portion thereof is held by ORCP III Triton Co-Investors, L.P. which is held by ABPCIC Equity Holdings, LLC.
(16)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.
(17)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(18)	Position or portion thereof is held by REP Coinvest II Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(19)	Position or portion thereof is held by REP Coinvest III-A Omni, L.P. which is held by ABPCIC Equity Holdings, LLC.

See Notes to Unaudited Consolidated Financial Statements

(20)

Aggregate gross unrealized appreciation for federal income tax purposes is $9,625,839; aggregate gross unrealized depreciation for federal income tax purposes is $7,503,188. Net unrealized appreciation is $2,122,651 based upon a tax cost basis of $658,290,233.

(21)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(22)	The rate shown is the annualized seven-day yield as of June 30, 2021.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —239.72% + * # ^
U.S. Corporate Debt —234.65%
1st Lien/Senior Secured Debt —229.52%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,532,375	$4,494,065	$4,487,051
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(8,923)	(19,325)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(4,477)	(4,295)
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,398,119	3,383,945
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,565,603	5,524,826	5,509,947
Global Radar Holdings, LLC(2) (3)	Business Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	—	(11,637)	(11,637)
Global Radar Holdings, LLC(4)	Business Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	6,400,861	6,272,844	6,272,844
Metametrics, Inc.(2) (3)	Business Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	—	(10,230)	(13,024)
Metametrics, Inc.(1)	Business Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	5,425,654	5,336,647	5,317,140
MSM Acquisitions, Inc.(2) (3)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(15,154)	(15,313)
MSM Acquisitions, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(24,249)	(24,501)
MSM Acquisitions, Inc.(1) (4)	Business Services	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	7,350,271	7,204,523	7,203,266
Single Digits, Inc.	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	607,575	603,967	558,969
Single Digits, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(2,489)	(33,292)
Single Digits, Inc.(1)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,262,597	3,240,552	3,001,589
Smile Brands, Inc.(4)	Business Services	Delayed Draw Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	493,072	489,895	484,443
Smile Brands, Inc.(2) (3)	Business Services	Revolver	6.17% (L + 5.17%; 1.00% Floor)	10/12/2023	—	(1,439)	(4,459)
Smile Brands, Inc.(1)	Business Services	Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	1,623,125	1,612,386	1,594,721
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,178,697	1,169,455	1,090,295
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	945,093	939,402	874,211
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,647,736	1,634,821	1,524,155
Captain D’s, Inc.(2)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	144,787	143,730	142,826
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,919,188	1,910,364
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	4.47% (L + 4.25%)	12/08/2025	2,322,145	2,296,073	2,240,870
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	119,542	116,781	112,345
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	2,011,787	1,995,817	1,971,551
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(38,832)	—
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(7,281)	—
5 Bars, LLC(4)	Digital Infrastructure & Services	Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	4,742,121	4,687,586	4,742,121

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	$113,373	$105,505	$102,036
EvolveIP, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(5,886)	(8,503)
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,567,317	6,496,610	6,468,808
Fuze, Inc.(2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	777,532	280,941	766,905
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Revolver	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	—	(4,833)	(18,531)
Fuze, Inc.(1) (4)	Digital Infrastructure & Services	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	11,015,029	10,973,819	10,857,514
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(10,811)	—
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(16,217)	—
Star2star Communications, LLC(1) (4)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	5,404,057	5,312,392	5,404,057
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,067,375	1,056,524	1,046,027
AEG Holding Company, Inc.(2) (3)	Education	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(12,646)	(22,337)
AEG Holding Company, Inc.(4)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,857,399	1,832,000	1,820,251
AEG Holding Company, Inc.(1)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	6,043,942	5,980,204	5,923,063
Accelerate Resources Operating, LLC(2) (3)	Energy	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(28,622)	(49,772)
Accelerate Resources Operating, LLC(2) (3)	Energy	Revolver	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(7,155)	(12,443)
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	4,989,614	4,903,754	4,839,925
BCP Raptor II, LLC(1)	Energy	Term Loan	4.90% (L + 4.75%)	11/03/2025	5,654,641	5,653,854	4,891,264
Brazos Delaware II, LLC(1)	Energy	Term Loan B	4.16% (L + 4.00%)	05/21/2025	4,003,380	3,924,100	3,462,923
Nine Point Energy, LLC(2) (3)	Energy	Delayed Draw Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	—	(4,707)	(42,656)
Nine Point Energy, LLC	Energy	Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	5,737,924	5,651,856	4,991,994
Foundation Risk Partners, Corp.(2) (3)	Financials	First Lien Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	—	(29,327)	(29,327)
Foundation Risk Partners, Corp.(4)	Financials	First Lien Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	1,955,172	1,916,069	1,916,069
Higginbotham Insurance Agency, Inc.(2) (3)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	—	(12,328)	(12,535)
Higginbotham Insurance Agency, Inc.(5)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	5,937,344	5,849,538	5,848,284
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,004,457	999,314	964,278
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	346,322	344,112	328,562
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	5,322,083	5,293,112	5,109,200
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,151,613	1,146,211	1,105,549
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan D	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	2,137,611	2,009,807	2,052,107

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Analogic Corporation(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	$—	$(2,024)	$(7,486)
Analogic Corporation(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,117,500	2,092,383	2,043,387
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(1) (4) (6)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	7,182,884	7,105,941	7,039,226
BK Medical Holding Company, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,342)	(12,870)
BK Medical Holding Company, Inc.(4)	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,980,316	2,956,762	2,861,104
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	4,869,246	4,777,466	4,771,861
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	698,894	685,721	684,916
Coding Solutions Acquisition, Inc(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	—	(24,440)	(24,440)
Coding Solutions Acquisition, Inc(2)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	19,396	17,069	17,069
Coding Solutions Acquisition, Inc(4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	7,913,792	7,755,516	7,755,516
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	—	(30,445)	(160,698)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	529,343	522,326	448,618
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	3,455,055	3,409,119	2,928,159
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	4.90% (L + 4.75%)	05/15/2026	1,067,933	1,051,553	1,058,398
Ethos Veterinary Health LLC(1)	Healthcare & HCIT	Term Loan	4.90% (L + 4.75%)	05/15/2026	2,291,671	2,272,956	2,280,213
FH MD Buyer, Inc(1) (4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/31/2026	4,758,403	4,642,290	4,639,443
GHA Buyer, Inc.(2)	Healthcare & HCIT	Fifth Amendment Delayed Draw Term loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	819,387	802,507	819,387
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	—	(16,560)	—
GHA Buyer, Inc.(4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	4,682,214	4,589,427	4,682,214
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	1,977,880	1,954,014	1,977,880
GHA Buyer, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	5,408,146	5,310,809	5,408,146
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	565,207	555,552	565,207
INH Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%, 1.00% Floor)	01/31/2024	—	(1,962)	(3,088)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	01/31/2025	8,593,414	8,497,744	8,464,513
Kindeva Drug Delivery L.P.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	—	(31,405)	(36,133)
Kindeva Drug Delivery L.P.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,819,048	15,463,256	15,423,572
OMH-HealthEdge Holdings, LLC(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(7,910)	(10,322)
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	10/24/2025	3,737,140	3,666,904	3,653,054
Pace Health Companies, LLC(2) (3)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(4,542)	(6,167)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,358,969	5,318,091	5,305,379

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	$2,280,367	$2,238,882	$2,199,409
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(3,106)	(6,455)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	5,380,911	5,310,665	5,273,293
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,434)	(2,343)
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Delayed Draw Term Loan 2	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	350,666	348,199	347,160
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,387)	(2,929)
Pinnacle Treatment Centers, Inc.(4)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	4,128,092	4,099,904	4,086,812
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	General Delayed Draw Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	1,478,951	1,453,814	1,196,915
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	518,062	508,152	419,267
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	2,036,183	2,000,944	1,647,883
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	3,238,540	3,172,757	2,620,951
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	06/09/2025	3,934,668	3,904,130	3,767,444
Salisbury House, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	08/30/2025	—	(10,572)	(11,209)
Salisbury House, LLC(1) (4)	Healthcare & HCIT	Term Loan A1	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	5,366,661	5,239,533	5,232,494
SIS Purchaser, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(19,692)	(20,405)
SIS Purchaser, Inc.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,825,456	12,606,394	12,601,010
The Center for Orthopedic and Research Excellence, Inc.(2) (9)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	577,458	561,028	557,270
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	—	(9,474)	(12,084)
The Center for Orthopedic and Research Excellence, Inc.(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	4,943,778	4,873,997	4,857,261
Theranest, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,743,641	2,711,689	2,675,050
Theranest, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(4,438)	(10,714)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,970,000	2,937,217	2,895,750
Women’s Health USA, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	—	(2,150)	(2,195)
Women’s Health USA, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	4,116,949	4,057,490	4,056,430
ZBS Alliance Animal Health, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	3,056,995	3,007,287	2,995,855
ZBS Alliance Animal Health, LLC(2) (3)	Healthcare & HCIT	First Amendment Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	—	(14,900)	(45,076)
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	453,560	442,268	439,953
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	2,694,147	2,649,100	2,640,264
Alphasense, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(19,224)	—
Alphasense, Inc.(2) (3)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(10,717)	—
Alphasense, Inc.(4)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	7,269,628	7,180,336	7,269,628

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
AMI US Holdings, Inc.(2)	Software & Tech Services	Revolver	5.65% (L + 5.50%)	04/01/2024	$788,116	$773,369	$771,697
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	04/01/2025	8,173,415	8,050,411	8,050,814
Arrowstream Acquisition Co., Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(7,655)	(7,726)
Arrowstream Acquisition Co., Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,786,548	3,785,832
Avetta, LLC(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(5,453)	(9,888)
Avetta, LLC(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	3,253,746	3,190,633	3,188,671
Avetta, LLC(1)	Software & Tech Services	Term Loan B	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	4,283,219	4,222,444	4,197,555
Banneker V Acquisition, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(20,464)	(20,744)
Banneker V Acquisition, Inc.(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(5,117)	(5,186)
Banneker V Acquisition, Inc.(4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	5,173,025	5,070,718	5,069,565
Businesssolver.com, Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,900	388,235
Businesssolver.com, Inc.(2) (3)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(3,180)	—
Businesssolver.com, Inc.(1) (4) (5)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	9,703,535	9,608,867	9,703,535
Businesssolver.com, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,369,183	1,390,037
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	First Lien Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(25,714)	(25,754)
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(12,849)	(12,877)
Datacor Holdings, Inc.(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	6,180,951	6,042,052	6,041,879
Degreed, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,924,689	2,865,519	2,924,689
Degreed, Inc.(4)	Software & Tech Services	Revolver	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	417,813	414,941	417,813
Degreed, Inc.(1) (4)	Software & Tech Services	Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,211,944	2,228,335
Dispatch Track, LLC(2) (3)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	—	(3,610)	(3,020)
Dispatch Track, LLC(1)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,966,394	5,978,207
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	4.40% (L + 4.25%)	07/30/2025	3,360,865	3,350,124	3,310,452
Dude Solutions Holdings, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	06/13/2025	$3,882,883	$3,796,420	$3,795,518
E2open LLC(2)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	238,713	235,653	238,713
E2open LLC(1)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	4,895,325	4,843,685	4,895,325
Engage2Excel, Inc.(1) (2)	Software & Tech Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	259,141	255,648	244,002
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,030,639	1,018,322	989,413
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,970,378	2,940,272	2,851,562
EnterpriseDB Corporation(2) (3)	Software & Tech Services	Revolver	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	—	(9,730)	(6,964)
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	7,884,480	7,770,371	7,805,636
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	4,517,886	4,430,433	4,472,707
Exterro, Inc.(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,863)	(1,238)
Exterro, Inc.(4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,584,363	6,455,464	6,551,441

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	$5,809,123	$5,714,227	$5,780,077
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,761,205	2,779,483
Faithlife, LLC(1) (2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	1,705,713	1,649,597	1,645,019
Faithlife, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(5,267)	(5,581)
Faithlife, LLC(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	732,515	718,688	717,865
Finalsite Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(2,778)	(4,430)
Finalsite Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	3,299,280	3,260,625	3,241,542
Genesis Acquisition Co.	Software & Tech Services	Delayed Draw Term Loan	4.22% (L + 4.00%)	07/31/2024	40,193	39,949	36,877
Genesis Acquisition Co.(4)	Software & Tech Services	Revolver	4.22% (L + 4.00%)	07/31/2024	202,400	199,929	185,702
Genesis Acquisition Co.(1)	Software & Tech Services	Term Loan	4.22% (L + 4.00%)	07/31/2024	1,348,936	1,331,729	1,237,649
GlobalWebIndex Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	—	(36,837)	(36,837)
GlobalWebIndex Inc.(4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,470,324	5,470,324
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	697,073	689,765	686,617
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	1,430,055	1,430,055	1,408,604
GS AcquisitionCo, Inc.(1)	Software & Tech Services	Fifth Supplemental Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	823,023	810,749	810,677
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Fourth Supplemental Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,717)	(3,741)
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,559)	(5,743)
GS AcquisitionCo, Inc.(1) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	3,526,700	3,493,436	3,473,799
Kaseya Inc.(2) (3) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	—	(4,197)	(6,015)
Kaseya Inc.(10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	539,265	534,498	528,480
Kaseya Inc.(2) (10)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	184,235	181,464	176,716
Kaseya Inc.(1) (4) (10)	Software & Tech Services	Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	5,087,721	5,046,461	4,985,967
Lexipol, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	1,382,942	1,357,778	1,357,464
Lexipol, LLC(1)	Software & Tech Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	6,259,633	6,154,275	6,150,089
Medbridge Holdings, LLC(1) (5)	Software & Tech Services	Initial Term Loan	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	15,367,872	15,061,604	15,060,514
Medbridge Holdings, LLC(2) (3)	Software & Tech Services	Revolver	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	—	(27,413)	(27,524)
Ministry Brands, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	650,993	649,558	636,346
Ministry Brands, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,112,742	3,105,923	3,042,705
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(19,215)	(23,794)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment First Out Term Loan	4.50% (L + 3.50%; 1.00% Floor)	09/30/2026	2,807,645	2,769,039	2,769,039
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment Last Out Term Loan	9.08% (L + 8.08%; 1.00% Floor)	09/30/2026	7,175,092	7,014,042	7,014,042
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Last Out Term Loan	10.00% (L + 9.00%; 1.00% Floor)	09/30/2026	1,665,510	1,622,670	1,625,954

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Primary Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	$500,905	$491,298	$489,009
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(4,284)	(3,956)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(6,883)	(6,989)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Revolver	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(2,737)	(2,795)
PerimeterX, Inc.(4)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	2,798,825	2,771,229	2,770,837
Purchasing Power, LLC(1)	Software & Tech Services	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,624,201	2,592,378	2,571,717
Real Capital Analytics, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	—	(2,683)	—
Real Capital Analytics, Inc.(1) (4)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	10/02/2024	3,019,297	3,007,315	3,019,297
Real Capital Analytics, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,844,190	4,863,178
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(23,772)	—
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(7,924)	—
Rep Tec Intermediate Holdings, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	4,164,398	4,089,771	4,164,398
SecureLink, Inc(1)	Software & Tech Services	Initial Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	4,922,655	4,852,007	4,848,815
SecureLink, Inc(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	—	(6,262)	(6,593)
Sirsi Corporation(2) (3)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(5,503)	(6,921)
Sirsi Corporation(1)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	8,449,581	8,361,442	8,343,961
Smartlinx Solutions, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(4,498)	(9,974)
Smartlinx Solutions, LLC(1) (4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,735,912	5,635,853	5,625,782
Streamsets, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(9,115)	(9,737)
Streamsets, Inc.(4)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,103,146	2,048,309	2,044,721
SugarCRM, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(3,326)	—
SugarCRM, Inc.(1) (4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,215,403	4,268,824
Swiftpage, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	—	(2,232)	(7,887)
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	2,471,441	2,445,531	2,384,940
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan A	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	227,475	224,713	219,514
Sysnet North America, Inc(2) (3)	Software & Tech Services	Delayed Draw Term Loan B1	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	—	(28,973)	(57,946)
Sysnet North America, Inc(1) (4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	5,150,792	5,073,530	5,073,530
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(11,150)	(13,429)
Telesoft Holdings, LLC(4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	5,923,900	5,811,092	5,790,612
TRGRP, Inc.(2) (3)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(3,789)	(6,666)
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,093,574	1,079,177	1,071,703
TRGRP, Inc.(1) (4)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,894,320	4,836,011	4,796,433
Velocity Purchaser Corporation(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(1,518)	—
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	660,247	653,553	660,247

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	$2,655,701	$2,633,903	$2,655,701
Velocity Purchaser Corporation(1)	Software & Tech Services	Third Amendment Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,167,773	5,066,540	5,167,773
Watermark Insights, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	324,557	323,118	317,255
Watermark Insights, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	2,586,180	2,570,238	2,527,991
Dillon Logistics, Inc.(2)	Transport & Logistics	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	191,523	187,627	(28,059)
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,797,528	2,681,107	1,286,863
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	822,784	776,708	378,481
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	5.16% (L + 5.00%)	12/21/2023	5,169,932	5,129,012	5,066,533

Total U.S. 1st Lien/Senior Secured Debt						517,273,493	510,366,233

2nd Lien/Junior Secured Debt—5.13%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	7.65% (L + 7.50%)	04/17/2026	1,230,107	1,208,583	1,202,429
Foundation Risk Partners, Corp.(2) (3)	Financials	2nd Lien Delayed Draw Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	—	(15,711)	(14,140)
Foundation Risk Partners, Corp.(1)	Financials	2nd Lien Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	837,931	816,996	819,077
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,454,358	6,537,710
Symplr Software, Inc.(1)	Software & Tech Services	2nd Lien Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,851,443	2,851,293

Total U.S. 2nd Lien/Junior Secured Debt						11,315,669	11,396,369

Total U.S. Corporate Debt						528,589,162	521,762,602
Canadian Corporate Debt—0.37%
1st Lien/Senior Secured Debt—0.37%
McNairn Holdings Ltd.(1) (4) (11) (12)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	839,851	832,752	831,453

Total Canadian 1st Lien/Senior Secured Debt						832,752	831,453

Total Canadian Corporate Debt						832,752	831,453

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry			Shares	Cost	Fair Value
U.S. Preferred Stock—3.37%
Global Radar Holdings, LLC(13) (14)	Business Services			125	$367,615	$367,618
Concerto, LLC(13) (15)	Healthcare & HCIT			65,614	349,977	349,977
SBS Ultimate Holdings, LP(13)	Healthcare & HCIT			217,710	861,879	620,472
Datarobot, Inc.(13)	Software & Tech Services			38,190	289,278	501,892
Datarobot, Inc.(13)	Software & Tech Services			6,715	88,248	88,248
Degreed, Inc.(13)	Software & Tech Services			43,819	278,541	438,190
Heap(13)	Software & Tech Services			189,617	696,351	696,351
Netskope, Inc.(13)	Software & Tech Services			36,144	302,536	302,536
PerimeterX, Inc.(13)	Software & Tech Services			282,034	838,601	838,601
Phenom People, Inc.(13)	Software & Tech Services			35,055	220,610	220,612
Protoscale Rubrik(13)	Software & Tech Services			25,397	598,212	598,201
Punchh(13)	Software & Tech Services			24,262	275,337	275,337
Samsara Networks, Inc.(13)	Software & Tech Services			33,451	369,998	369,998
Streamsets, Inc.(13)	Software & Tech Services			109,518	295,512	295,512
Symplr Software Intermediate Holdings, Inc.(13)	Software & Tech Services			1,196	1,160,532	1,532,404

Total U.S. Preferred Stock					6,993,227	7,495,949
U.S. Common Stock—1.20%
Neutral Connect, LLC(13) (16)	Digital Infrastructure & Services			396,513	439,931	406,704
Leeds FEG Investors, LLC(13)	Education			320	321,309	341,595
Nine Point Energy, LLC(13)	Energy			3,567,059	—	—
Health Platforms Group(13)	Healthcare & HCIT			16,502	—	—
Healthcare Services Acquisition(13)	Healthcare & HCIT			15,183	46	46
Healthcare Services Acquisition(13) (17)	Healthcare & HCIT			28,158	281,580	287,775
INH Group Holdings(13)	Healthcare & HCIT			484,552	484,552	760,746
Aggregator, LLC(13)	Software & Tech Services			417,813	417,813	735,350
American Safety Holdings Corp.(13) (18)	Software & Tech Services			130,824	130,824	130,824

Total U.S. Common Stock					2,076,055	2,663,040
U.S. Warrants—0.13%
Fuze, Inc., expire 09/20/2029(13)	Digital Infrastructure & Services			196,328	615,168	11,505
Healthcare Services Acquisition, expire 12/31/2027(13)	Healthcare & HCIT			14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027(13)	Healthcare & HCIT			23,721	23,721	23,721
SBS Ultimate Holdings, LP, expire 09/18/2030(13)	Healthcare & HCIT			17,419	—	—
Alphasense, LLC, expire 05/29/2027(13)	Software & Tech Services			38,346	35,185	134,593
Degreed, Inc., expire 05/31/2026(13)	Software & Tech Services			26,294	46,823	95,800
GlobalWebIndex, Inc., expire 12/30/2027(13)	Software & Tech Services			8,832	—	—
Streamsets, Inc., expire 11/25/2027(13)	Software & Tech Services			23,382	16,367	16,367

Total U.S. Warrants					737,264	281,986
TOTAL INVESTMENTS—239.72%(19)					$539,228,460	$533,035,030

Cash Equivalents —3.16%
U.S. Investment Companies—3.16%
Blackrock T Fund I(17) (20)	Money Market Portfolio	0.01	%(21)	7,022,133	$7,022,133	$7,022,133

Total U.S. Investment Companies					7,022,133	7,022,133

Total Cash Equivalents					7,022,133	7,022,133

LIABILITIES IN EXCESS OF OTHER ASSETS—(142.88%)						$(317,696,890)

NET ASSETS—100.00%						$222,360,273

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

See Notes to Unaudited Consolidated Financial Statements

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

June 30, 2021

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

The Fund is conducting private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement entered into with the Fund. All investors will be committed to the Fund for at least three years from the date of their initial Capital Commitment, subject to the terms described in the Fund’s Private Placement Memorandum. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Fund delivers a capital draw-down notice to its investors.

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. At June 30, 2021, the Fund had total Capital Commitments of $463,036,148, of which 42% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

There were no operating activities from February 6, 2015 to November 15, 2017. As described above, the Fund completed its Initial Closing on September 29, 2017, and commenced operations on November 15, 2017 by issuing its first capital call on December 1, 2017. The Fund’s fiscal year ends on December 31.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Nonaccrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2021, the Fund had certain investments held in one portfolio company on non-accrual status, which represented 0.60% and 0.23% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2020, the Fund had no investments on non-accrual status.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2021, the Fund accrued excise taxes of $0 and $0, respectively. For the three and six months ended June 30, 2020, the Fund accrued excise taxes of $0 and $0, respectively. As of June 30, 2021, and December 31, 2020, $0 and $0, respectively, of accrued excise taxes remained payable.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are optional and effective from March 12, 2020 through December 31, 2022. Management is currently evaluating whether to employ the optional expedients or exceptions in ASU 2020-04, and have not used the expedients or exceptions for the six months ended June 30, 2021.

3. Related Party Transactions

Advisory Agreement

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”), replacing the advisory agreement the Fund entered into with the Adviser on July 27, 2017 (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter is appropriately prorated. For the three and six months ended June 30, 2021, the Fund incurred a management fee of $2,365,977 and $4,435,158, respectively, of which $198,234 and $381,235, respectively, were voluntarily waived by the Adviser. For the three and six months ended June 30, 2020, the Fund incurred a management fee of $1,443,608 and $2,795,959, respectively, of which $219,045 and $1,446,091, respectively, were voluntarily waived by the Adviser. As of June 30, 2021 and December 31, 2020, $2,167,186 and $1,533,338, respectively, of accrued management fee remained payable.

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

For the three and six months ended June 30, 2021, the Fund incurred income-based incentive fees of $755,421 and $1,396,483, respectively. For the three and six months ended June 30, 2020, the Fund incurred income-based incentive fees of $287,407 and $1,056,430, respectively, of which $0 and $486,784, respectively, were voluntarily waived by the Adviser. As of June 30, 2021 and December 31, 2020, $3,749,557 and $2,353,074, respectively, of accrued income-based incentive fees remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	—	462,465	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	—	156,418	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%

Total	$4,874,139	$3,289,129	$1,585,010

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

For the three and six months ended June 30, 2021, the Fund accrued $19,349 and $35,735 in transfer agent fees, respectively. For the three and six months ended June 30, 2020, the Fund accrued $12,549 and $23,307 in transfer agent fees, respectively. As of June 30, 2021 and December 31, 2020, $19,349 and $13,809, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facilities

On November 15, 2017, the Fund entered into a credit agreement (the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “HSBC Administrative Agent”). The maximum commitment amount (the “HSBC Maximum Commitment”) under the HSBC Credit Facility was initially $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund has increased the HSBC Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the lenders’ commitments (the “Commitments”) or reduce the HSBC Maximum Commitment by giving prior irrevocable written notice to the HSBC Administrative Agent. Any reduction of the HSBC Maximum Commitment shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2021, the Fund is in compliance with these covenants. The Fund’s obligations under the HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

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

On October 15, 2020, ABPCIC Funding II entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, National Association (“U.S. Bank”), as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). As of April 16, 2021, pursuant to an amendment to the loan financing and servicing agreement (the “Synovus Loan Agreement”) among ABPCIC Funding II, the Fund, as equityholder, the Adviser, as servicer (in such capacity, the “Synovus Servicer”), the lenders referred to therein, Synovus, as facility agent, and U.S. Bank, as Synovus Collateral Agent, Synovus Collateral Custodian and Synovus Securities Intermediary, the Fund increased the commitment of the existing lender by $20,000,000 from $100,000,000 to $120,000,000 and added WebBank as an additional lender with a commitment of $30,000,000.

The Synovus Credit Facility provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the Synovus Credit Facility bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) October 15, 2025 (or such later date mutually agreed to by ABPCIC Funding II and Synovus) or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2021, the Fund is in compliance with these covenants.

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

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of June 30, 2021 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$23,000,000	$27,000,000	$23,000,000
Synovus	150,000,000	109,300,000	40,700,000	109,300,000
Natixis	100,000,000	92,350,000	7,650,000	92,350,000

Total	$300,000,000	$224,650,000	$75,350,000	$224,650,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2020 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$46,000,000	$4,000,000	$46,000,000
Synovus	100,000,000	84,700,000	15,300,000	84,700,000

Total	$150,000,000	$130,700,000	$19,300,000	$130,700,000

As of June 30, 2021 and December 31, 2020, deferred financing costs were $2,351,629 and $1,648,701, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of June 30, 2021 and December 31, 2020 were as follows:

June 30, 2021
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$177,167,891
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,855,204
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,868,372
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $24,139 and $1,234,394, respectively, as of June 30, 2021 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three and six months ended June 30, 2021, the Fund incurred collateral management fees of $459,915 and $914,258, respectively, which were voluntarily waived by the Adviser. For the three and six months ended June 30, 2020, the Fund incurred collateral management fees of $458,890 and $917,949, respectively, which was voluntarily waived by the Adviser.

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

On September 29, 2020, the Fund entered into a sale/buy-back agreement with Macquarie US Trading LLC (“Macquarie”), and pursuant to the agreement, the Fund assigned certain assets to Macquarie, with a corresponding repurchase obligation at an agreed upon price within 30 days after the sale date (the “Macquarie Sale/Buy-Back”). The Macquarie Sale/Buy-Back had a funding cost of 1.25 bps per day and was not subject to any additional fees. On January 14, 2021, the Fund repurchased the assets it assigned to Macquarie pursuant to the Macquarie Sale/Buy-Back. As of June 30, 2021, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $0. As of December 31, 2020, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $18,870,856, with a maturity of less than thirty days. Interest expense on Secured Borrowings for the three and six months ended June 30, 2021, were $0 and $30,665, respectively.

There were no Secured Borrowings outstanding as of June 30, 2021.

Secured Borrowings outstanding as of December 31, 2020 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Businessolver.com, Inc.	12/23/2020	60 days or less from trade date	1.25	$5,312,058
Medbridge Holdings, LLC	12/23/2020	60 days or less from trade date	1.25	7,710,514
Higginbotham Insurance Agency, Inc.	12/23/2020	60 days or less from trade date	1.25	5,848,284

				$18,870,856

As of June 30, 2021 and December 31, 2020, outstanding borrowings under the Revolving Credit Facilities, Notes and Secured Borrowings were $436,541,467 and $360,908,354, respectively.

For the three and six months ended June 30, 2021 and June 30, 2020, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Interest and borrowing expenses	$2,505,620	$1,931,318	$4,575,171	$4,075,413
Commitment fees	117,144	10,889	159,861	39,147
Amortization of debt issuance and deferred financing costs	639,439	75,891	1,132,224	472,205

Total	$3,262,203	$2,018,098	$5,867,256	$4,586,765

Weighted average interest rate (1)	2.50%	3.10%	2.51%	3.40%
Average outstanding balance	$401,584,615	$250,842,308	$367,593,487	$241,026,374

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

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

Valuation of Investments

Investments are valued at fair value as determined in good faith by our Board, based on input of management, the audit committee and independent valuation firms that have been engaged to assist in the valuation of each portfolio investment without a readily available market quotation under a valuation policy. This valuation process is conducted at the end of each fiscal quarter.

The fair values of loan investments based upon pricing data vendors or observable market price quotations are generally categorized as Level 2; however, those priced using models with significant unobservable inputs are categorized as Level 3.

In determining the fair value of the Fund’s Level 3 debt and equity positions, the Adviser and the independent valuation firms use the following factors where relevant: loan to value (“LTV”) based on an enterprise value determined using the original purchase price, public equity comparable, recent M&A transaction, and a discounted cash flow (“DCF”) analysis, and yields from comparable loans, comparable high yield bonds, high yield indexes and loan indexes (“comparable yields”).

Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.

The following tables summarize the valuation of the Fund’s investments as of June 30, 2021:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$8,251,407	$—	$—	$8,251,407

Total assets	$8,251,407	$—	$—	$8,251,407

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$4,516,794	$629,686,465	$634,203,259
2nd Lien/Junior Secured Debt	—	—	11,497,692	11,497,692
U.S. Preferred Stock	—	—	9,167,025	9,167,025
U.S. Common Stock	383,142	—	4,101,197	4,484,339
Warrants	—	—	1,060,569	1,060,569

Total assets	$383,142	$4,516,794	$655,512,948	$660,412,884

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2020:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$7,022,133	$—	$—	$7,022,133

Total assets	$7,022,133	$—	$—	$7,022,133

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$511,197,686	$511,197,686
2nd Lien/Junior Secured Debt	—	—	11,396,369	11,396,369
U.S. Preferred Stock	—	—	7,495,949	7,495,949
U.S. Common Stock	287,775	—	2,375,265	2,663,040
Warrants	—	—	281,986	281,986

Total assets	$287,775	$—	$532,747,255	$533,035,030

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2021:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	U.S. Common Stock	U.S. Preferred Stock	Warrants	Total
Balance as of January 1, 2021	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255
Purchases (including PIK)	183,796,807	—	1,227,964	779,246	218,049	186,022,066
Sales and principal payments	(62,969,373)	—	—	(467,357)	—	(63,436,730)
Realized Gain (Loss)	114,446	—	—	192,020	(615,168)	(308,702)
Net Amortization of Premium/Discount	1,659,379	13,032	—	—	—	1,672,411
Transfers In	—	—	—	—	—	—
Transfers Out	(8,354,187)	—	—	—	—	(8,354,187)
Net Change in Unrealized Appreciation (Depreciation)	4,241,707	88,291	497,968	1,167,167	1,175,702	7,170,835

Balance as of June 30, 2021	$629,686,465	$11,497,692	$4,101,197	$9,167,025	$1,060,569	$655,512,948

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$4,113,673	$88,291	$497,968	$1,167,167	$572,039	$6,439,138

For the six months ended June 30, 2021, there were transfers of $8,354,187 from Level 3 to Level 2 for the Fund due to availability of improved transparency of price inputs that has increased the observability of such inputs. There were no transfers into Level 3.

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2021 and December 31, 2020, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$537,194,700	Market Yield Analysis	Market Yield	4.4% - 13.7% (7.5%)	Decrease
	11,623,259	Market Approach	EBITDA Multiple	3.7x - 7.3x (5.7x)	Increase
	1,538,890	Recent Transaction	Transaction Price	N/A	N/A
	79,329,616	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	11,497,692	Market Yield Analysis	Market Yield	8.8% - 10.1% (9.6%)	Decrease
U.S. Common Stock	2,310,691	Market Approach	EBITDA Multiple	3.7x - 16.8x (11.0x)	Increase
	1,135,720	Market Approach	Recurring Revenue Multiple	5.0x	Increase
	385,887	Market Approach	Network Cashflow Multiple	40.0x	Increase
	268,899	Recent Purchase	Purchase Price	N/A	N/A
U.S. Preferred Stock	1,003,968	Market Approach	EBITDA Multiple	8.5x - 10.3x (9.1x)	Increase
	6,547,885	Market Approach	Revenue Multiple	4.5x - 15.2x (9.5x)	Increase
	1,615,172	Market Yield Analysis	Dividend Yield	11.9%	Increase
Warrants	1,039,453	Market Approach	Revenue Multiple	3.0x - 15.2x (10.2x)	Increase
	21,116	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$655,512,948

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$329,808,025	Market Yield Analysis	Market Yield	5.0% - 18.5% (7.8%)	Decrease
	6,586,623	Market Approach	EBITDA Multiple	1.9x - 10.2x (4.0x)	Increase
	10,538,095	Expected Repayment	Redemption Price	N/A	Increase
	13,914,273	Recent Transaction	Transaction Price	N/A	N/A
	150,350,670	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	7,740,139	Market Yield Analysis	Market Yield	8.6% - 9.0% (8.9%)	Decrease
	3,656,230	Recent Purchase	Purchase Price	N/A	N/A
U.S. Common Stock	1,233,165	Market Approach	EBITDA Multiple	10.0x - 16.0x (14.1x)	Increase
	735,350	Market Approach	Recurring Revenue Multiple	5.0x	Increase
	406,750	Recent Transaction	Transaction Price	N/A	N/A

	Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
U.S. Preferred Stock	2,751,077	Market Approach	EBITDA Multiple	8.3x - 13.6x (11.8x)	Increase
	2,214,811	Market Approach	Revenue Multiple	8.9x - 23.1x (13.5x)	Increase
	438,190	Recent Transaction	Transaction Price	N/A	N/A
	2,091,871	Recent Purchase	Purchase Price	N/A	N/A
Warrants	146,098	Market Approach	Revenue Multiple	4.5x - 10.7x (10.2x)	Increase
	95,800	Recent Transaction	Transaction Price	N/A	N/A
	40,088	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$532,747,255

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2021 and the level of each financial liability within the fair value hierarchy.

	Carrying	Fair
	Value (1)	Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$177,167,891	$179,193,643	$—	$—	$179,193,643
Class A-2A Senior Secured Notes	24,855,204	25,528,750	—	—	25,528,750
Class A-2B Senior Secured Notes	9,868,372	10,474,624	—	—	10,474,624

Total	$211,891,467	$215,197,017	$—	$—	$215,197,017

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $24,139 and $1,234,394 as of June 30, 2021 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of June 30, 2021, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2021:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	1,659,057	—
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	—
Activ Software Holdings, LLC,	Revolver	05/04/2027	648,837	(12,977)
AEG Holding Company, Inc.	Revolver	11/20/2023	725,962	—
Alphasense, Inc.	Delayed Draw Term Loan	12/22/2021	1,291,943	(12,919)
Alphasense, Inc.	Revolver	05/29/2024	872,355	(8,723)
AmerCareRoyal, LLC	Delayed Draw Term Loan	10/26/2021	614,480	—
American Physician Partners, LLC	Revolver	12/21/2021	97,681	(977)
AMI US Holdings, Inc.	Revolver	04/01/2024	656,763	—
Analogic Corporation	Revolver	06/22/2023	213,889	(7,486)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(5,794)
Avetta, LLC	Revolver	04/10/2024	494,396	(593)
Banneker V Acquisition, Inc.	Delayed Draw Term Loan	12/04/2021	1,037,198	—
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	—
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	(3,221)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	321,733	(4,826)
BusinesSolver.com, Inc.	Revolver	05/15/2023	323,529	—
Captain D’s, Inc.	Revolver	12/15/2023	195,053	(721)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	12/31/2022	2,443,965	(9,043)
Coding Solutions Acquisition, Inc	Revolver	12/31/2025	46,552	(172)
Datacor, Inc.	First Lien Delayed Draw Term Loan	12/28/2022	772,619	(8,016)
Datacor, Inc.	Revolver	12/26/2025	643,849	(6,438)
Degreed, Inc.	Delayed Draw Term Loan	03/24/2023	1,391,394	(10,435)
Degreed, Inc.	Revolver	05/31/2025	417,813	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2022	1,053,759	(134,354)
Dillon Logistics, Inc.	Revolver	12/11/2023	30,562	(19,254)
Dispatch Track, LLC	Revolver	12/17/2024	301,930	(363)
Engage2Excel, Inc.	Revolver	03/07/2023	119,353	(1,790)
EnterpriseDB Corporation	Revolver	06/21/2024	696,355	—
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	642,451	—
EvolveIP, LLC	Revolver	06/07/2023	566,868	—
Exterro, Inc.	Revolver	05/31/2024	247,500	—
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	—

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Faithlife, LLC	Revolver	09/18/2025	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan 1	02/22/2022	1,609,623	(28,169)
Fatbeam, LLC	Delayed Draw Term Loan 2	02/22/2023	1,609,623	(28,169)
Fatbeam, LLC	Revolver	02/22/2026	643,849	(11,267)
Finalsite Holdings, Inc.	Revolver	09/25/2024	177,199	(1,772)
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	12/30/2022	2,217,577	(4,048)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	412,270	(1,031)
Fuze, Inc.	Revolver	09/20/2024	1,295,886	(29,158)
GHA Buyer, Inc.	Fifth Amendment Delayed Draw Term loan	12/14/2021	58,528	(321)
GHA Buyer, Inc.	Revolver	06/24/2025	951,077	(4,756)
Global Radar Holdings, LLC	Revolver	12/31/2025	581,896	(7,273)
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2021	3,683,720	(147,349)
Greenhouse Software, Inc.	Revolver	03/01/2027	1,232,251	(12,322)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	204,222	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	11/25/2022	1,671,253	—
Iodine Software, LLC	Revolver	05/19/2027	1,753,505	(35,070)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	288,720	—
Kaseya Inc.	Revolver	05/02/2025	191,755	—
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	1,040,632	(39,024)
Lexipol, LLC	Delayed Draw Term Loan	07/08/2021	72,969	—
MBS Holdings, Inc.	Revolver	04/16/2027	974,169	(19,483)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	—
MedMark Services, Inc.	Delayed Draw Term Loan	06/11/2023	1,114,637	(11,147)
Metametrics, Inc.	Revolver	09/10/2025	651,183	—
Moon Buyer, Inc.	Delayed Draw Term Loan	10/21/2022	4,538,792	(68,082)
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	(17,457)
MSM Acquisitions, Inc.	Revolver	12/09/2026	306,261	(3,828)
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	—
Netwrix Corporation And Concept Searching Inc.	Tranche 2 Delayed Draw Term Loan	03/23/2022	1,655,707	—
Nine Point Energy, LLC	DIP Delayed Draw Term Loan	07/08/2021	43,750	—
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	—
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	—
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(5,242)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,096)
PF Growth Partners, LLC	Delayed Draw Term Loan	07/11/2021	240,285	(10,212)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	05/07/2023	3,837,337	(57,560)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	290,260	(4,354)
Pinnacle Treatment Centers, Inc.	Seventh Amendment Delayed Draw Term Loan	01/17/2022	234,363	—
Pinnacle Treatment Centers, Inc.	Seventh Amendment Revolver	12/31/2022	292,954	—
Real Capital Analytics, Inc.	Revolver	10/02/2024	694,740	—
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	12/18/2022	2,484,335	(39,252)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(11,774)
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	442,112	—

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)
SCA Buyer, LLC	Revolver	01/20/2026	515,079	—
SecureLink, Inc	Revolver	10/01/2025	439,523	(3,297)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(7,283)
Sirsi Corporation	Revolver	03/15/2024	553,741	(2,768)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	—
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(2,598)
Smile Brands, Inc.	Revolver	09/30/2024	254,808	—
Streamsets, Inc.	Revolver	11/25/2024	350,524	(11,392)
SugarCRM Inc.	Revolver	07/31/2024	310,244	—
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(1,397)
Sysnet North America, Inc	Delayed Draw Term Loan B1	12/30/2021	3,863,094	(9,657)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(2,984)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	564,510	(3,001)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	690,532	(6,905)
Thrive Buyer, Inc	Delayed Draw Term Loan	06/30/2023	3,376,678	(25,325)
Thrive Buyer, Inc	Revolver	01/22/2027	750,834	(5,631)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	4,378,189	(68,169)
TRGRP, Inc.	Revolver	11/01/2023	333,333	—
Ungerboeck Systems International, LLC	Revolver	04/30/2027	161,196	(2,418)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	1,498,308	(5,544)
Vectra AI, Inc	Delayed Draw Term Loan	03/18/2023	2,327,586	(69,828)
Vectra AI, Inc	Revolver	03/18/2026	232,759	(6,983)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Women’s Health USA, Inc.	Revolver	10/09/2023	35,117	(88)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	680,340	(12,722)
ZBS Alliance Animal Health, LLC	Tranche A Delayed Draw Term Loan	10/19/2022	1,008,426	(18,858)
ZBS Alliance Animal Health, LLC	Tranche B Delayed Draw Term Loan	06/02/2023	3,216,174	(60,143)

Total 1st Lien/Senior Secured Debt			97,673,993	(1,186,518)

Foundation Risk Partners, Corp.	2nd Lien Delayed Draw Term Loan	12/30/2022	1,256,896	(3,142)

Total 2nd Lien/Senior Secured Debt			1,256,896	(3,142)

Total			$98,930,889	$(1,189,660)

The Fund had the following unfunded commitments by investment types as of December 31, 2020:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	1,659,057	(49,772)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	(12,443)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	(22,337)
Alphasense, Inc.	Delayed Draw Term Loan	12/22/2021	1,937,915	—
Alphasense, Inc.	Revolver	05/29/2024	872,355	—
American Physician Partners, LLC	Revolver	12/21/2021	97,681	(3,907)
AMI US Holdings, Inc.	Revolver	04/01/2024	306,489	(4,597)
Analogic Corporation	Revolver	06/22/2023	213,889	(7,486)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(7,726)
Avetta, LLC	Revolver	04/10/2024	494,396	(9,888)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	05/17/2021	482,932	(9,659)
Azurity Pharmaceuticals, Inc.	Revolver	03/21/2023	482,932	(9,659)
Banneker V Acquisition, Inc.	Delayed Draw Term Loan	12/04/2021	1,037,198	(20,744)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	(5,186)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	1,288,304	(19,325)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	(4,295)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	321,733	(12,870)
Businesssolver.com, Inc.	Revolver	05/15/2023	323,529	—
Captain D’s, Inc.	Revolver	12/15/2023	51,331	(513)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	12/31/2022	2,443,965	(24,440)
Coding Solutions Acquisition, Inc	Revolver	12/31/2025	96,983	(1,939)
Datacor Holdings, Inc.	Revolver	12/26/2025	643,849	(12,877)
Datacor Holdings, Inc.	First Lien Delayed Draw Term Loan	12/28/2022	2,575,396	(25,754)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	1,053,759	(160,698)
Dillon Logistics, Inc.	Revolver	12/11/2023	215,110	(116,160)
Dispatch Track, LLC	Revolver	12/17/2024	301,930	(3,020)
E2open LLC	Revolver	11/26/2024	72,652	—
Engage2Excel, Inc.	Revolver	03/07/2023	119,353	(4,774)
EnterpriseDB Corporation	Revolver	06/21/2024	696,355	(6,964)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	05/17/2021	839,091	(4,195)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	642,451	(9,636)
EvolveIP, LLC	Revolver	06/07/2023	566,868	(8,503)
Exterro, Inc.	Revolver	05/31/2024	247,500	(1,238)
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	(26,580)
Faithlife, LLC	Revolver	09/18/2025	279,053	(5,581)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	(4,430)
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	12/30/2022	2,932,758	(29,327)
Fuze, Inc.	Delayed Draw Term Loan	09/20/2021	1,814,240	(7,439)
Fuze, Inc.	Revolver	09/20/2024	1,295,886	(18,531)
GHA Buyer, Inc.	Fifth Amendment Delayed Draw Term loan	12/14/2021	58,528	—
GHA Buyer, Inc.	Revolver	06/24/2025	951,077	—
Global Radar Holdings, LLC	Revolver	12/31/2025	581,896	(11,637)
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2021	3,683,720	(36,837)
GS AcquisitionCo, Inc.	Fourth Delayed Draw Term Loan	12/02/2021	498,802	(3,741)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	382,916	(5,743)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	11/25/2022	1,671,253	(12,535)
INH Buyer, Inc.	Revolver	01/31/2024	205,858	(3,088)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	481,201	(6,015)
Kaseya Inc.	Revolver	05/02/2025	191,755	(3,835)
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	1,445,322	(36,133)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(27,524)
Metametrics, Inc.	Revolver	09/10/2025	651,183	(13,024)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	06/09/2022	3,062,613	(15,313)
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,225,045	(24,501)
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	(3,956)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	09/30/2021	1,001,811	(23,794)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	328,125	(42,656)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(10,322)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(6,167)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(6,989)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,795)
PF Growth Partners, LLC	Delayed Draw Term Loan	07/11/2021	240,285	(4,806)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	1,767,548	(35,351)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	322,749	(6,455)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	234,363	(2,343)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	(2,929)
Real Capital Analytics, Inc.	Revolver	10/02/2024	694,740	—
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	03/19/2021	1,326,335	—
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	442,112	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)
SecureLink, Inc	Revolver	10/01/2025	439,523	(6,593)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(33,292)
Sirsi Corporation	Revolver	03/15/2024	553,741	(6,921)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(20,405)
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(9,974)
Smile Brands, Inc.	Revolver	10/12/2023	254,808	(4,459)
Star2star Communications, LLC	Delayed Draw Term Loan	03/11/2022	640,576	—
Star2star Communications, LLC	Revolver	03/13/2025	960,864	—
Streamsets, Inc.	Revolver	11/25/2024	350,524	(9,737)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(7,887)
Sysnet North America, Inc	Delayed Draw Term Loan B1	12/30/2021	3,863,094	(57,946)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(13,429)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	1,148,009	(13,432)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	690,532	(12,084)
Theranest, LLC	Revolver	07/24/2023	428,571	(10,714)
TRGRP, Inc.	Revolver	11/01/2023	333,333	(6,666)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Women’s Health USA, Inc.	Revolver	10/09/2023	175,583	(2,195)
ZBS Alliance Animal Health, LLC	First Amendment Delayed Draw Term Loan	10/19/2022	2,253,772	(45,076)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	226,780	(4,536)

Total 1st Lien/Senior Secured Debt			76,225,252	(1,297,537)

Foundation Risk Partners, Corp.	2nd Lien Delayed Draw Term Loan	12/30/2022	1,256,896	(14,140)

Total 2nd Lien/Senior Secured Debt			1,256,896	(14,140)

Total			$77,482,148	$(1,311,677)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At June 30, 2021 the Fund had total Capital Commitments of $463,036,148, of which 42% is unfunded. At December 31, 2020, the Fund had total Capital Commitments of $447,843,050, of which 52% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2021 and June 30, 2020:

	For the six months ended June 30, 2021		For the six months ended June 30, 2020
Quarter Ended	Shares	Amount	Shares	Amount
March 31	4,001,981	$37,708,999	4,876,625	$41,844,852
June 30	1,637,964	$15,687,764	—	—

Total capital drawdowns	5,639,945	$53,396,763	4,876,625	$41,844,852

Distributions

The following tables reflect the distributions declared on Shares during the six months ended June 30, 2021 and June 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2021	3/29/2021	4/28/2021	$0.16	$4,358,022
6/28/2021	6/28/2021	7/22/2021	$0.16	$4,555,484

				$8,913,506

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2020	3/27/2020	4/29/2020	$0.24	$3,551,533
6/26/2020	6/26/2020	7/29/2020	$0.13	$2,572,039

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

The following tables summarize Shares distributed pursuant to the DRIP during the six months ended June 30, 2021 and June 30, 2020 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2021	3/29/2021	3/31/2021	229,904	$2,167,568
6/28/2021	6/28/2021	6/30/2021	241,688	$2,332,651

				$4,500,219

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2020	3/27/2020	3/31/2020	225,117	$1,931,666
6/26/2020	6/26/2020	7/29/2020	152,049	$1,321,289

				$3,252,955

General Tender Program

Beginning with the quarter ended March 31, 2021, the Fund began to conduct quarterly general tender offers (each, a “General Tender,” and collectively, the “General Tender Program”), at the Board’s discretion, in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, to allow each of its stockholders to tender Shares at a specific per Share price (the “Purchase Price”) based on the Fund’s net asset value as of the last date of the quarter in which the General Tender is conducted. The Fund intends to conduct each General Tender to repurchase up to a certain percentage of the weighted average of the number of Shares outstanding during the three-month period prior to the quarter in which the General Tender is conducted. The General Tender Program includes numerous restrictions that limit stockholders’ ability to sell their Shares.

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

On May 28, 2021, the Fund commenced a General Tender (the “Q2 2021 Tender Offer”) for up to 1,321,607.81 Shares (the “Q2 2021 Tender Offer Cap”) tendered prior to June 30, 2021. Stockholders who tendered Shares in the Q2 2021 Tender Offer received, at the expiration of the Q2 2021 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the Purchase Price. The Purchase Price for the Q2 2021 Tender Offer was $9.65 per Share and the Q2 2021 Tender Offer expired on June 30, 2021.

The following table summarizes Shares purchased during the six months ended June 30, 2021:

Quarter Ended	Payment Date	Shares	Dollar Amount
March 31	May 6, 2021	1,173,288	$11,061,881
June 30	August 9, 2021	1,162,555	11,220,395

			$22,282,276

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and six months ended June 30, 2021 and June 30, 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets from operations	$10,672,076	$4,726,103	$16,843,589	$(10,771,225)
Weighted average common shares outstanding	27,381,626	19,730,814	26,909,514	17,207,139
Earnings per common share-basic and diluted	$0.39	$0.24	$0.63	$(0.63)

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2021 and June 30, 2020:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Per Share Data:(1)(2)
Net asset value, beginning of period	$9.35	$9.88
Net investment income (loss)	0.33	0.36
Net realized and unrealized gains (losses) on investments	0.29	(1.18)

Net increase (decrease) in net assets resulting from operations	0.62	(0.82)

Distributions to stockholders(3)	(0.32)	(0.37)

Net asset value, end of period	$9.65	$8.69
Shares outstanding, end of period	27,550,916	19,881,192
Total return at net asset value before incentive fees(4)(5)	7.18%	(7.96)%
Total return at net asset value after incentive fees(4)(5)	6.65%	(8.30)%

Ratio/Supplemental Data:(2)
Net assets, end of period	$265,904,421	$172,765,405
Ratio of total expenses to weighted average net assets(6)	11.04%	12.33%
Ratio of net expenses to weighted average net assets(6)(7)	10.43%	9.71%
Ratio of net investment income (loss) before waivers to weighted average net assets(6)	7.83%	6.10%
Ratio of net investment income (loss) after waivers to weighted average net assets(6)(7)	8.43%	8.72%
Ratio of interest and credit facility expenses to weighted average net assets(6)	4.76%	5.64%
Ratio of incentive fees to weighted average net assets(5)	0.56%	0.65	%(8)
Portfolio turnover rate(5)	11.52%	5.36%
Asset coverage ratio(9)	161%	171%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest in ABPCICE.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)

For the six months ended June 30, 2021 and June 30, 2020, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser also reimbursed the Fund for operating expenses exceeding the percentage limit as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 1.05% and 3.20% for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

On July 1, 2021, pursuant to an amendment to the Natixis Credit Agreement, the Fund increased the commitment of the existing lender by $50,000,000 from $100,000,000 to $150,000,000.

On July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into that certain Joinder and Third Amendment to Revolving Credit Agreement (the “Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “New HSBC Credit Facility”) evidenced by that certain Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “New HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., an affiliate of the Fund, as initial borrower, AB-Abbott Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the New HSBC Credit Agreement) applicable to the Fund under the New HSBC Credit Facility is $50 million. Borrowings under the New HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the New HSBC Credit Agreement) for the applicable Interest Period (as defined in the New HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the New HSBC Credit Agreement), the Reference Rate (as defined in the New HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%.

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

While most businesses have reopened, vaccinations are underway (particularly in the U.S., the U.K., much of Europe and Israel) and leading economic indicators have improved significantly, the overall extent and duration of COVID-19’s impact on businesses and economic activity generally remains unclear. The U.S. economy has experienced a strong recovery; however, the continuing strength of the recovery and the possibility of a new downturn resulting from a possible resurgence of COVID-19 remains uncertain. Various countries around the world, and certain areas of the U.S., have continued to experience surges in the rates of COVID-19 infections, which have resulted in part from the emergence and spread of virus variants (particularly the “delta variant”). These ongoing circumstances surrounding the virus may adversely affect consumer sentiment and the durability of business re-openings, and they also may slow economic recovery and possibly cause additional market volatility and even a new downturn.

As of June 30, 2021, the Fund was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Fund was not in default of any of the covenants under the Revolving Credit Facilities as of June 30, 2021. However, any increase in unrealized depreciation of the Fund’s investment portfolio or further significant reductions in the Fund’s net asset value as a result of the effects of the COVID-19 pandemic or otherwise may increase the risk of breaching the relevant covenants and requirements.

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

The Private Offering

The Fund enters into separate subscription agreements with investors providing for the private placement of Shares in reliance on exemptions from the registration requirements of the Securities Act. Each investor makes a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement. All investors will be committed to the Fund for at least three years from the date of their initial Capital Commitment, subject to the terms described in the Fund’s Private Placement Memorandum. Investors are required to make capital contributions (“Capital Contributions”) to purchase Shares each time the Fund delivers a capital call notice (a “Capital Call”), which is issued based on the Fund’s anticipated investment activities and capital needs, delivered at least 10 business days prior to the required funding date, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. Generally, purchases of the Shares are made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment (“Remaining Commitment”), at a per-Share price equal to the net asset value per Share subject to any adjustments. Pursuant to the Private Offering, the Fund’s initial closing of Capital Commitments occurred on September 29, 2017.

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

Portfolio and Investment Activity

During the three months ended June 30, 2021, the Fund invested $80,453,044 in 16 portfolio companies, $34,727,033 was drawn down against the revolvers and delayed draw term loans, and the Fund had $29,324,631 in aggregate amount of principal repayments, which includes $2,565,957 in revolver and delayed draw term loan paydowns, and $15,471,896 in sales, resulting in net investments of $70,383,550 for the period. During the three months ended June 30, 2021, the Fund had $330,125 in PIK interest.

During the three months ended June 30, 2020, the Fund invested $35,367,052 in 6 portfolio companies, $3,833,765 was drawn down against the revolvers and delayed draw term loans, and the Fund had $5,548,451 in aggregate amount of principal repayments, which includes $4,297,728 in revolver and delayed draw term loan paydowns, and $941,378 in sales, resulting in net investments of $32,710,988 for the period. During the three months ended June 30, 2020, the Fund had $155,549 in PIK interest.

During the six months ended June 30, 2021, the Fund invested $144,809,351 in 28 portfolio companies, $40,608,194 was drawn down against the revolvers and delayed draw term loans, and the Fund had $44,961,952 in aggregate amount of principal repayments, which includes $3,914,956 in revolver and delayed draw term loan paydowns, and $23,393,850 in sales, resulting in net investments of $117,061,743 for the period. During the six months ended June 30, 2021, the Fund had $705,608 in PIK interest.

During the six months ended June 30, 2020, the Fund invested $61,414,159 in 18 portfolio companies, $35,298,478 was drawn down against the revolvers and delayed draw term loans, and the Fund had $18,163,941 in aggregate amount of principal repayments, which includes $8,286,092 in revolver and delayed draw term loan paydowns, and $1,784,056 in sales, resulting in net investments of $76,764,640 for the period. During the six months ended June 30, 2020, the Fund had $361,900 in PIK interest.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2021:

	As of June 30, 2021
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$635,708,235	96.57%	$634,203,259	96.03%	8.09%
Second Lien Junior Secured Debt	11,328,701	1.72	11,497,692	1.74	8.45%
Preferred Stock	7,497,136	1.14	9,167,025	1.39	0
Common Stock	3,416,016	0.52	4,484,339	0.68	0
Warrants	340,145	0.05	1,060,569	0.16	0

Total	$658,290,233	100%	$660,412,884	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$518,106,245	96.08%	$511,197,686	95.90%	8.50%
Second Lien Junior Secured Debt	11,315,669	2.10	11,396,369	2.14	10.04%
Preferred Stock	6,993,227	1.30	7,495,949	1.41	0
Common Stock	2,076,055	0.38	2,663,040	0.50	0
Warrants	737,264	0.14	281,986	0.05	0

Total	$539,228,460	100%	$533,035,030	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
Number of portfolio companies	124	123
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of June 30, 2021:

	As of June 30, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$643,071,538	99.39%	$644,162,061	99.76%
Non-accrual	3,965,398	0.61	1,538,890	0.24

Total	$647,036,936	100%	$645,700,951	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$529,421,914	100%	$522,594,055	100%
Non-accrual	—	—	—	—

Total	$529,421,914	100%	$522,594,055	100%

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

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of June 30, 2021:

	As of June 30, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$635,708,235	88.84%	$634,203,259	88.37%
Second Lien Junior Secured Debt	11,328,701	1.58	11,497,692	1.60
Preferred Stock	7,497,136	1.05	9,167,025	1.28
Common Stock	3,416,016	0.48	4,484,339	0.62
Warrants	340,145	0.05	1,060,569	0.15
Cash and cash equivalents	57,266,507	8.00	57,266,507	7.98

Total	$715,556,740	100%	$717,679,391	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$518,106,245	92.25%	$511,197,686	92.03%
Second Lien Junior Secured Debt	11,315,669	2.01	11,396,369	2.05
Preferred Stock	6,993,227	1.25	7,495,949	1.35
Common Stock	2,076,055	0.37	2,663,040	0.48
Warrants	737,264	0.14	281,986	0.05
Cash and cash equivalents	22,410,622	3.98	22,410,622	4.04

Total	$561,639,082	100%	$555,445,652	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2021 (with corresponding percentage of total portfolio investments):

	As of June 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$60,816,463	9.24%	$61,468,444	9.31%
Consumer Non-Cyclical	15,553,502	2.36	15,140,497	2.29
Digital Infrastructure & Services	77,619,776	11.79	78,324,237	11.86
Consumer Discretionary	9,540,797	1.45	9,711,211	1.47
Energy	15,084,517	2.29	14,399,792	2.18
Financials	7,851,172	1.19	7,912,783	1.20
Healthcare & HCIT	182,019,166	27.65	180,907,321	27.39
Software & Tech Services	280,760,409	42.66	286,080,290	43.32
Transport & Logistics	9,044,431	1.37	6,468,309	0.98

	$658,290,233	100%	$660,412,884	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2020 (with corresponding percentage of total portfolio investments):

	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$39,299,593	7.29%	$38,887,140	7.30%
Consumer Non-Cyclical	10,215,267	1.89	9,866,617	1.85
Digital Infrastructure & Services	28,828,092	5.35	28,732,616	5.39
Education	9,177,391	1.70	9,108,599	1.71
Energy	21,301,663	3.95	19,283,664	3.62
Financial Services	8,525,237	1.58	8,527,428	1.60
Healthcare & HCIT	157,164,560	29.15	154,546,234	28.99
Software & Tech Services	255,942,203	47.46	257,378,914	48.28
Transport & Logistics	8,774,454	1.63	6,703,818	1.26

	$539,228,460	100%	$533,035,030	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Total investment income	$12,399,428	$7,556,588
Total expenses	8,040,899	4,907,462

Reimbursement payments to Adviser	461,334	752,141
Waived collateral management fees	(459,915)	(458,890)
Waived management fee	(198,234)	(219,045)

Net investment income	4,555,344	2,574,920
Net realized and change in unrealized appreciation (depreciation) on investments	6,116,937	2,151,183

Net increase (decrease) in net assets resulting from operations	$10,672,281	$4,726,103
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$205	$—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$10,672,076	$4,726,103

The following is a summary of the Fund’s operating results for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Total investment income	$23,259,188	$14,997,839
Total expenses	14,898,983	11,059,090

Reimbursement payments to Adviser	742,113	752,141
Expense reimbursement from Adviser	—	(89,757)
Waived collateral management fees	(914,258)	(917,949)
Waived management fee	(381,235)	(1,446,091)
Waived incentive fees	—	(486,784)

Net investment income	8,913,585	6,127,189
Net realized and change in unrealized appreciation (depreciation) on investments	7,930,016	(16,898,414)

Net increase (decrease) in net assets resulting from operations	$16,843,601	$(10,771,225)
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$12	$—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$16,843,589	$(10,771,225)

Investment Income

During the three months ended June 30, 2021, the Fund’s investment income was comprised of $11,844,710 of interest income, which includes $892,216 from the net amortization of premium and accretion of discounts, $330,125 of payment-in-kind interest and other fee income of $224,593. During the three months ended June 30, 2020, the Fund’s investment income was comprised of $7,282,328 of interest income, which includes $507,401 from the net amortization of premium and accretion of discounts, $155,549 of payment-in-kind interest and other fee income of $118,711.

During the six months ended June 30, 2021, the Fund’s investment income was comprised of $22,221,894 of interest income, which includes $1,680,487 from the net amortization of premium and accretion of discounts, $705,608 of payment-in-kind interest and other fee income of $331,686. During the six months ended June 30, 2020, the Fund’s investment income was comprised of $14,334,628 of interest income, which includes $959,961 from the net amortization of premium and accretion of discounts, $361,900 of payment-in-kind interest and other fee income of $301,311.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Interest and borrowing expenses	$3,262,203	$2,018,098
Management fees	2,365,977	1,443,608
Professional fees	514,671	333,328
Collateral management fees	459,915	458,890
Income-based incentive fee	755,421	287,407
Administration and custodian fees	177,836	99,726
Insurance expenses	189,522	44,568
Directors’ fees	50,000	50,000
Transfer agent fees	19,349	12,549
Other expenses	246,005	159,288

Total expenses	8,040,899	4,907,462
Reimbursement payments to Adviser	461,334	752,141
Waived collateral management fees	(459,915)	(458,890)
Waived management fees	(198,234)	(219,045)

Net expenses	$7,844,084	$4,981,668

The following is a summary of the Fund’s operating expenses for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Interest and borrowing expenses	$5,867,256	$4,586,765
Management fees	4,435,158	2,795,959
Professional fees	1,063,723	880,597
Collateral management fees	914,258	917,949
Income-based incentive fee	1,396,483	1,056,430
Administration and custodian fees	340,887	191,509
Insurance expenses	335,856	112,164
Directors’ fees	100,000	100,000
Transfer agent fees	35,735	23,307
Other expenses	409,627	394,410

Total expenses	14,898,983	11,059,090

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Reimbursement payments to Adviser	742,113	752,141
Expense reimbursement from Adviser	—	(89,757)
Waived collateral management fees	(914,258)	(917,949)
Waived management fees	(381,235)	(1,446,091)
Waived incentive fees	—	(486,784)

Net expenses	$14,345,603	$8,870,650

Interest and Borrowing Expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction. The Fund first drew on the HSBC Credit Facility on November 15, 2017, the Synovus Credit Facility on October 15, 2020 and the Natixis Credit Facility on March 24, 2021. As of June 30, 2021, there were outstanding balances of $23,000,000, $109,300,000 and $92,350,000 on the HSBC Credit Facility, Synovus Credit Facility and the Natixis Credit Facility, respectively. As of December 31, 2020, there were outstanding balances of $46,000,000 and $84,700,000 on the HSBC Credit Facility and Synovus Credit Facility, respectively, and an outstanding balance of $18,870,856 in Secured Borrowings. The outstanding amount on the Notes is $211,891,467, net of unamortized discount and debt issuance costs as of June 30, 2021. The outstanding amount on the Notes was $211,337,498, net of unamortized discount and debt issuance costs as of December 31, 2020.

Interest and borrowing expenses for the three months ended June 30, 2021 and June 30, 2020 were $3,262,203 and $2,018,098, respectively. Interest and borrowing expenses for the six months ended June 30, 2021 and June 30, 2020 were $5,867,256 and $4,586,765, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 2.50% and 3.10%for the three months ended June 30, 2021 and June 30, 2020, respectively.

Management Fee

The gross management fee expenses for the three months ended June 30, 2021 and June 30, 2020 were $2,365,977 and $1,443,608, respectively. The increase in the management fee for the three months ended June 30, 2021 was a result of the increase in average gross assets during the period, which are the basis used to calculate management fees. For the three months ended June 30, 2021 and June 30, 2020, the Adviser waived management fees of $198,234 and $219,045, respectively.

The gross management fee expenses for the six months ended June 30, 2021 and June 30, 2020 were $4,435,158 and $2,795,959, respectively. The increase in the management fee for the six months ended June 30, 2021 was a result of the increase in average gross assets during the period, which are the basis used to calculate management fees. For the six months ended June 30, 2021 and June 30, 2020, the Adviser waived management fees of $381,235 and $1,446,091, respectively.

Fund Expenses

For the three months ended June 30, 2021, the Fund incurred $8,040,899 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. Additionally, $461,334 was reimbursed by the Fund to the Adviser and its affiliates. Further, $198,234 of management fees and $459,915 of collateral management fees were waived by the Adviser.

For the six months ended June 30, 2021, the Fund incurred $14,898,983 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. Additionally, $742,113 was reimbursed by the Fund to the Adviser and its affiliates. Further, $381,235 of management fees and $914,258 of collateral management fees were waived by the Adviser.

For the three months ended June 30, 2020, the Fund incurred $4,907,462 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. Additionally, $752,141 was reimbursed by the Fund to the Adviser and its affiliates, and $219,045 of management fees and $458,890 of collateral management fees were waived by the Adviser.

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

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2021, the Fund had principal repayments of $29,324,631, which included $2,565,957 of revolver and delayed draw term loan paydowns, and $15,471,896 in sales, resulting in $445,535 of net realized loss. During the six months ended June 30, 2021, the Fund had principal repayments of $44,961,952, which included $3,914,956 of revolver and delayed draw term loan paydowns, and $23,393,850 in sales, resulting in $386,065 of net realized loss.

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

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2021, the Fund had $6,562,472 in net change in unrealized appreciation on $658,290,233 of investments in 124 portfolio companies. Unrealized appreciation for the three months ended June 30, 2021 resulted from an increase in the fair value of portfolio investments, primarily driven by improving market conditions.

During the three months ended June 30, 2020, the Fund had $2,135,998 in net change in unrealized appreciation on $424,962,057 of investments in 94 portfolio companies. Unrealized appreciation for the three months ended June 30, 2020 resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

During the six months ended June 30, 2021, the Fund had $8,316,081 in net change in unrealized appreciation on $658,290,233 of investments in 124 portfolio companies. Unrealized appreciation for the six months ended June 30, 2021 resulted from an increase in the fair value of portfolio investments, primarily driven by improving market conditions.

During the six months ended June 30, 2020, the Fund had $16,900,230 in net change in unrealized depreciation on $424,962,057 of investments in 94 portfolio companies. Unrealized depreciation for the six months ended June 30, 2020 was primarily due to the negative economic impact and the increased uncertainty caused by COVID-19.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2021 and June 30, 2020, the net increase in net assets resulting from operations was $10,672,281 and $4,726,103, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2021 and June 30, 2020, the Fund’s per share net increase in net assets resulting from operations was $0.39 and $0.24, respectively.

For the six months ended June 30, 2021 and June 30, 2020, the net increase and decrease in net assets resulting from operations was $16,843,601 and $(10,771,225), respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2021 and June 30, 2020, the Fund’s per share net increase and decrease in net assets resulting from operations was $0.63 and $(0.63), respectively.

Cash Flows

For the six months ended June 30, 2021, cash increased by $34,855,885. During the same period, the Fund used $110,679,365 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2021, the Fund generated $145,535,250 from financing activities, primarily from net borrowings on the Revolving Credit Facilities and the issuance of Shares.

For the six months ended June 30, 2020, cash decreased by $565,865. During the same period, the Fund used $71,205,933 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2020, the Fund generated $70,640,068 from financing activities, primarily from issuance of common stock and net borrowings on the HSBC Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the six months ended June 30, 2021 and June 30, 2020, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At June 30, 2021, and December 31, 2020, the Fund had $57,266,507 and $22,410,622 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of the six months ended June 30, 2021, taken together with the Fund’s uncalled Capital Commitments of $192,820,220 and $27,000,000 undrawn amount on the HSBC Credit Facility, $40,700,000 undrawn amount on the Synovus Credit Facility and $7,650,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months. As of June 30, 2021, the Fund had $57,266,507 in cash and cash equivalents. During the six months ended June 30, 2021, the Fund used $110,679,365 for operating activities. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of June 30, 2021, the Fund received Capital Commitments of $463,036,148. Inception to June 30, 2021, the Fund received Capital Contributions to the Fund of $270,215,928. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

For the three months ended June 30, 2021, the Fund received total Capital Commitments of $14,873,990, had $8,708,000 in commitments rescinded due to participation in the General Tender Program, had $2,332,651 of dividend reinvestments and issued 241,688 Shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $15,687,764 and issued 1,637,964 Shares to investors in respect of such capital drawdowns. In addition, during the three months ended June 30, 2021, the Fund launched the Q2 2021 Tender Offer, which expired on June 30, 2021, and in which Shares with a value of $11,220,395 were purchased by the Fund upon expiration. For the three months ended June 30, 2020, the Fund received total Capital Commitments of $14,156,170, had $1,321,289 of dividend reinvestments and issued 152,049 Shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $0 and issued 0 Shares to investors in respect of such capital drawdowns.

For the six months ended June 30, 2021, the Fund received total Capital Commitments of $33,698,098, had $18,505,000 in commitments rescinded due to participation in the General Tender Program, had $4,500,219 of dividend reinvestments and issued 471,592 Shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $53,396,763 and issued 5,639,945 Shares to investors in respect of such capital drawdowns. In addition, during the six months ended June 30, 2021, in addition to the Q2 2021 Tender Offer, the Fund launched the Q1 2021 Tender Offer, which expired on April 16, 2021, and in which Shares with a value of $22,282,276 were purchased by the Fund upon expiration. For the six months ended June 30, 2020, the Fund received total Capital Commitments of $34,984,135, had $3,252,955 of dividend reinvestments and issued 377,166 Shares to investors that opted into the Fund’s dividend reinvestment plan, issued capital drawdown notices to its investors for an aggregate amount of $41,844,852 and issued 4,876,625 Shares to investors in respect of such capital drawdowns.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2021	March 29, 2021	April 28, 2021	$0.16	$4,358,022
June 28, 2021	June 28, 2021	July 22, 2021	$0.16	$4,555,484

Total distributions declared			$0.32	$8,913,506

The following table summarizes distributions declared during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2020	March 27, 2020	April 29, 2020	$0.24	$3,551,533
June 26, 2020	June 26, 2020	July 29, 2020	$0.13	$2,572,039

Total distributions declared			$0.37	$6,123,572

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the six months ended June 30, 2021, the Fund distributed $8,913,506 to stockholders, all of which was attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

General Tender Program

Consistent with the Fund’s offering documents, beginning with the quarter ending March 31, 2021, the Fund was required to begin conducting quarterly General Tenders. Pursuant to the General Tender Program, at the Board’s discretion and in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, each stockholder is given the opportunity to tender Shares at a specific Purchase Price based on the Fund’s net asset value as of the last date of the quarter in which the General Tender is conducted. The Fund intends to conduct each General Tender to repurchase up to a certain percentage of the weighted average of the number of Shares outstanding during the three-month period prior to the quarter in which the General Tender is conducted, as determined by the Board. The General Tender Program includes numerous restrictions that limit stockholders’ ability to sell their Shares.

On February 26, 2021, the Fund commenced the Q1 2021 Tender Offer for up to 502,190.45 Shares (the “Q1 2021 Tender Offer Cap”) tendered prior to March 31, 2021 (the “Initial Expiration Date”). As a result of the number of Shares tendered to the Fund prior to the Initial Expiration Date, the Fund extended the Q1 2021 Tender Offer and increased the Q1 2021 Tender Offer Cap to 2,083,220

Shares. The Purchase Price for the Q1 2021 Tender Offer was $9.43 per Share and the Q1 2021 Tender Offer expired on April 16, 2021. On May 28, 2021, the Fund commenced the Q2 2021 Tender Offer for up to 1,321,607.81 Shares. The Purchase Price for the Q2 2021 Tender Offer was $9.65 per Share and the Q2 2021 Tender Offer expired on June 30, 2021. Stockholders who tendered Shares in the Q1 2021 Tender Offer or the Q2 2021 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following table summarizes Shares repurchased during the six months ended June 30, 2021 pursuant to the General Tender Program:

Payment Date on Promissory Note	Shares	Dollar Amount
May 6, 2021	1,173,288	$11,061,881
August 9, 2021	1,162,555	$11,220,395

		$22,282,276

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

The following table shows the Fund’s contractual obligations as of June 30, 2021:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 –3 Years	3 –5 Years	More Than 5 Years
HSBC Credit Facility	$23.0	$23.0	$—	$—	$—
Synovus Credit Facility	$109.3	$—	$—	$109.3	$—
Natixis Credit Facility	$92.4	$—	$—	$—	$92.4
Class A-1 Senior Secured Floating Rate Note	$178.2	$—	$—	$—	$178.2
Class A-2A Senior Secured Floating Rate Note	$25.0	$—	$—	$—	$25.0
Class A-2B Senior Secured Floating Rate Note	$9.95	$—	$—	$—	$9.95

The following table shows the Fund’s contractual obligations as of December 31, 2020:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 –3 Years	3 –5 Years	More Than 5 Years
HSBC Credit Facility	$46.0	$46.0	$—	$—	$—
Synovus Credit Facility	$84.7	$—	$—	$84.7	$—
Secured borrowings	$18.9	$18.9	$—	$—	$—
Class A-1 Senior Secured Floating Rate Note	$178.2	$—	$—	$—	$178.2
Class A-2A Senior Secured Floating Rate Note	$25.0	$—	$—	$—	$25.0
Class A-2B Senior Secured Floating Rate Note	$9.95	$—	$—	$—	$9.95

See “Notes to Financial Statements – Note 4. Borrowings,” for a discussion of the terms of the Revolving Credit Facilities and Notes.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, the Fund had unfunded Capital Commitments related to Subscription Agreements of $192,820,220 and $231,023,885, respectively.

The Fund may become a party to financial instruments with off-balance sheet risk in the normal course of the Fund’s business to fund investments and to meet the financial needs of the Fund’s portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities. As of June 30, 2021, the Fund believed that it had adequate financial resources to satisfy its unfunded commitments. The Fund’s unfunded commitments to provide funds to portfolio companies were as follows:

	As of
Unfunded Commitments	June 30, 2021	December 31, 2020
1st Lien/Senior Secured Debt	$97,673,993	$76,225,252
2nd Lien/Senior Secured Debt	1,256,896	1,256,896

Total	$98,930,889	$77,482,148

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

The initial HSBC Maximum Commitment was $30 million. The HSBC Maximum Commitment may be increased upon request of the Fund to an amount agreed upon by the Fund and the HSBC Administrative Agent. Such increase may be done in one or more requested increases, each in a minimum amount of $10 million and in $5 million increments thereof, or such lesser amount to be determined by the HSBC Administrative Agent, subject to certain terms and conditions. So long as no request for borrowing is outstanding, the Fund may terminate the Lenders’ (as defined in the HSBC Credit Agreement) Commitments or reduce the HSBC Maximum Commitment by giving prior irrevocable written notice to the HSBC Administrative Agent. Any reduction of the HSBC Maximum Commitment shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the HSBC Credit Facility may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments.

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

As of June 30, 2021, the Fund had $23,000,000 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility. As of December 31, 2020, the Fund had $46,000,000 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility. The Fund intends to continue to utilize the HSBC Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Three Months Ended June 30,
	2021	2020
Interest and borrowing expenses	$90,872	$218,625
Unused facility fee	31,374	10,889
Amortization of deferred financing costs and upfront commitment fees	56,884	18,649

Total interest and borrowing expenses	$179,130	$248,163

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the HSBC Credit Facility were as follows:

	For the Six Months Ended June 30,
	2021	2020
Interest and borrowing expenses	$245,005	$363,648
Unused facility fee	52,860	39,147
Amortization of deferred financing costs and upfront commitment fees	93,769	37,295

Total interest and borrowing expenses	$391,634	$440,090

On July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the Joinder, pursuant to which the Fund became party to the New HSBC Credit Facility evidenced by the New HSBC Credit Agreement. The Fund Group Facility Sublimit (as defined in the New HSBC Credit Agreement) applicable to the Fund under the New HSBC Credit Facility is $50 million.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II entered into the Synovus Credit Facility. In connection with the Synovus Credit Facility, ABPCIC Funding II entered into, among other agreements, (i) the Synovus Loan Agreement, (ii) the securities account control agreement (the “Synovus Control Agreement”), by and among ABPCIC Funding II, the Synovus Collateral Agent and the Synovus Securities Intermediary and (iii) the amended and restated sale and contribution agreement (the “Synovus Transfer Agreement”) by and between the Fund, as seller, and ABPCIC Funding II, as purchaser.

The Synovus Credit Facility provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the Synovus Loan Agreement bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided in the Synovus Loan Agreement, in each case, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Loan Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) October 15, 2025 (or such later date mutually agreed to by ABPCIC Funding II and Synovus) or (ii) upon certain events which result in accelerated maturity under the Synovus Credit Facility. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

On or prior to the closing of the Synovus Credit Facility, the Fund contributed and/or sold certain assets to ABPCIC Funding II pursuant to the Synovus Transfer Agreement, and the Fund expects to continue to contribute and/or sell assets to ABPCIC Funding II pursuant to the Synovus Transfer Agreement in the future. The Fund may, but shall not be required to, repurchase and/or substitute certain assets previously transferred to ABPCIC Funding II subject to the conditions specified in the Synovus Transfer Agreement and the Synovus Loan Agreement. As of June 30, 2021, the Fund had drawn $109,300,000 from the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2020, the Fund had drawn $84,700,000 from the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. The Fund intends to continue to utilize the Synovus Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended June 30, 2021 and June 30, 2020, the components of interest expense related to the Synovus Credit Facility were as follows:

	For the Three Months Ended June 30,
	2021	2020
Interest and borrowing expenses	$785,634	$—
Unused facility fee	57,946	—
Amortization of deferred financing costs and upfront commitment fees	165,369	—

Total interest and borrowing expenses	$1,008,949	$—

For the six months ended June 30, 2021 and June 30, 2020, the components of interest expense related to the Synovus Credit Facility were as follows:

	For the Six Months Ended June 30,
	2021	2020
Interest and borrowing expenses	$1,489,169	$—
Unused facility fee	74,710	—
Amortization of deferred financing costs and upfront commitment fees	294,995	—

Total interest and borrowing expenses	$1,858,874	$—

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

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

As of June 30, 2021, the Natixis Credit Agreement provided for borrowings in an aggregate amount up to $100,000,000. Borrowings under the Natixis Credit Agreement bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 24, 2031 (or such later date mutually agreed to by ABPCIC Funding III and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under the Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

Concurrently with the closing of the Natixis Credit Facility, the Fund contributed and/or sold certain assets to ABPCIC Funding III pursuant to the Natixis Transfer Agreement, and the Fund expects to continue to contribute and/or sell assets to ABPCIC Funding III pursuant to the Natixis Transfer Agreement in the future. The Fund may, but shall not be required to, repurchase and/or substitute certain assets previously transferred to ABPCIC Funding III subject to the conditions specified in the Natixis Transfer Agreement and the Natixis Credit Agreement. As of June 30, 2021, the Fund had drawn $92,350,000 from the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. On July 1, 2021, ABPCIC Funding III entered into an amendment to the Natixis Credit Agreement which increased the aggregate principal amount of the commitments under the Natixis Credit Facility from $100,000,000 to $150,000,000. The Fund intends to continue to utilize the Natixis Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For the three months ended June 30, 2021 and June 30, 2020, the components of interest expense related to the Natixis Credit Facility were as follows:

	For the Three Months Ended June 30,
	2021	2020
Interest and borrowing expenses	$488,513	$—
Unused facility fee	27,824	—
Amortization of deferred financing costs and upfront commitment fees	140,967	—

Total interest and borrowing expenses	$657,304	$—

For the six months ended June 30, 2021 and June 30, 2020, the components of interest expense related to the Natixis Credit Facility were as follows:

	For the Six Months Ended June 30,
	2021	2020
Interest and borrowing expenses	$518,413	$—
Unused facility fee	32,291	—
Amortization of deferred financing costs and upfront commitment fees	153,360	—

Total interest and borrowing expenses	$704,064	$—

Borrowings of ABPCIC Funding III are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

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

On September 29, 2020, the Fund entered into the Macquarie Sale/Buy-Back. The Macquarie Sale/Buy-Back had a funding cost of 1.25 bps per day and was not subject to any additional fees. On January 14, 2021, the Fund repurchased the assets it assigned to Macquarie pursuant to the Macquarie Sale/Buy-Back. As of December 31, 2020, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $18,870,856, with a maturity of less than thirty days. Interest expense and amortization of deferred financing costs on Secured Borrowings for the three months ended June 30, 2021 were $0 and $0, respectively. Interest expense and amortization of deferred financing costs on Secured Borrowings for the six months ended June 30, 2021 were $30,665 and $15,421, respectively.

There were no Secured Borrowings outstanding as of June 30, 2021.

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

The Adviser serves as collateral manager to the Issuer pursuant to the CLO Collateral Management Agreement. For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three and six month periods ended June 30, 2021, the Fund incurred collateral management fees of $459,915 and $914,258, respectively, which were voluntarily waived by the Adviser. For the three and six month periods ended June 30, 2020, the Fund incurred collateral management fees of $458,890 and $917,949, respectively, which were voluntarily waived by the Adviser.

The interest rate and outstanding borrowings under the Notes as of June 30, 2021 were as follows:

Notes	Principal Amount	Interest rate at June 30, 2021	Carrying Value	Fair Value
Class A-1	$178,200,000	L + 1.73%	$177,167,891	$179,193,643
Class A-2A	25,000,000	L + 2.45%	24,855,204	25,528,750
Class A-2B	9,950,000	4.23%	9,868,372	10,474,624
Class B	16,400,000	L + 3.40%	0	0	*
Class C	17,350,000	L + 4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$211,891,467	$215,197,017

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.

The interest rate and outstanding borrowings under the Notes as of December 31, 2020 were as follows:

Notes	Principal Amount	Interest rate at December 31, 2020	Carrying Value	Fair Value
Class A-1	$178,200,000	L+1.73%	$176,706,612	178,352,361
Class A-2A	25,000,000	L+2.45%	24,790,490	25,361,000
Class A-2B	9,950,000	4.23%	9,840,396	10,639,316
Class B	16,400,000	L+3.40%	0	0	*
Class C	17,350,000	L+4.40%	0	0	*
Subordinated Notes	53,600,000	N/A	0	0	*

Total	$300,500,000		$211,337,498	$214,352,677

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.

For the three months ended June 30, 2021 and June 30, 2020, the components of interest expense related to the Notes were as follows:

	For the three Months Ended June 30
	2021	2020
Interest and borrowing expenses	$1,140,601	$1,712,693
Amortization of debt issuance costs	276,219	57,242

Total interest and borrowing expenses	$1,416,820	$1,769,935

For the six months ended June 30, 2021 and June 30, 2020, the components of interest expense related to the Notes were as follows:

	For the Six Months Ended June 30
	2021	2020
Interest and borrowing expenses	$2,291,919	$3,711,765
Amortization of debt issuance costs	574,679	434,910

Total interest and borrowing expenses	$2,866,598	$4,146,675

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

As of June 30, 2021, and December 31, 2020, the Fund had total senior securities of $436,541,467 and $360,908,354, respectively, consisting of borrowings under the Revolving Credit Facilities and Notes, and had asset coverage ratios of 161% and 162%, respectively.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2021, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(90,137)	$(1,228,295)	$1,138,158
Up 100 basis points	1,014,030	3,897,775	(2,883,745)
Up 200 basis points	7,192,902	8,176,275	(983,373)
Up 300 basis points	13,695,280	12,454,775	1,240,505

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the six months ended June 30, 2021, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020 and the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of June 30, 2021 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2021.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of June 30, 2021(1)	(32.8)%	(19.1)%	(5.4)%	8.2%	21.9%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(36.5)%	(21.5)%	(6.5)%	8.5%	23.5%

(1)	Assumes $726.7 million in total portfolio assets, $460.8 million in debt outstanding, $265.9 million in net assets, and an average cost of funds of 3.1%. Actual interest payments may be different.
(2)	Assumes $726.7 million in total portfolio assets, $484.5 million in debt outstanding, $242.2 million in net assets, and an average cost of funds of 3.3%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: August 12, 2021	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)