Form 10-Q
period 2021-09-30
AB Private Credit Investors Corp
filed 2021-11-12
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 28,505,173 shares of common stock, $0.01 par value per share, outstanding as of November 11, 2021.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of September 30, 2021 (Unaudited)	As of December 31, 2020
Assets
Investments, at fair value (amortized cost of $714,038,471 and $539,228,460, respectively)	$719,641,696	$533,035,030
Cash and cash equivalents	48,494,960	22,410,622
Interest receivable	2,802,672	2,264,308
Deferred financing costs	2,282,355	1,648,701
Receivable for investments sold	1,568,722	80,413
Receivable for fund shares	559,001	33,298,880
Prepaid expenses	413,178	292,668
Prepaid directors’ fee	48,152	—
Other assets	—	879

Total assets	$775,810,736	$593,031,501

Liabilities
Credit facility payable	$264,700,000	$130,700,000
Notes payable (net of unamortized discount of $22,974 and $26,440, respectively, and debt issuance costs of $953,989 and $1,786,062, respectively)	212,173,037	211,337,498
Payable for Fund shares repurchased	8,661,434	—
Interest and borrowing expenses payable	2,480,248	1,554,186
Distribution payable	2,352,532	1,541,994
Management fees payable	2,184,542	1,533,338
Payable to Adviser	1,629,480	1,568,252
Professional fees payable	1,472,245	484,248
Incentive fee payable	876,623	2,353,074
Administrator and custodian fees payable	520,256	136,170
Transfer agent fees payable	20,455	13,809
Payable for investments purchased	1,331	—
Miscellaneous payable	—	1,840
Accrued organization costs	—	106,510
Secured borrowings	—	18,870,856
Due to affiliate	—	469,453

Total liabilities	$497,072,183	$370,671,228

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 28,561,167 and 23,775,222 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	285,612	237,752
Paid-in capital in excess of par value	272,906,060	227,482,784
Distributable earnings (accumulated loss)	5,537,798	(5,360,904)

Total net assets of AB Private Credit Investors Corporation	$278,729,470	$222,359,632

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$9,083	$641

Total net assets	$278,738,553	$222,360,273

Total liabilities and net assets	$775,810,736	$593,031,501

Net asset value per share of AB Private Credit Investors Corporation	$9.76	$9.35

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Investment Income:
Interest income, net of amortization/accretion	$12,853,085	$7,592,653	$35,074,979	$21,927,281
Payment-in-kind interest	374,624	279,404	1,080,232	641,304
Dividend income	62,570	—	62,570	—
Other fee income	285,518	96,220	617,204	397,531

Total investment income	13,575,797	7,968,277	36,834,985	22,966,116

Expenses:
Interest and borrowing expenses	3,798,015	1,753,718	9,665,271	6,340,483
Management fees	2,633,349	1,563,422	7,068,507	4,359,381
Income-based incentive fee	876,623	326,274	2,273,106	1,382,704
Professional fees	484,133	339,664	1,547,856	1,220,261
Collateral management fees	464,717	462,788	1,378,975	1,380,737
Administration and custodian fees	185,508	95,391	526,395	286,900
Insurance expenses	140,901	25,998	476,757	138,162
Directors’ fees	50,000	50,000	150,000	150,000
Transfer agent fees	20,455	13,083	56,190	36,390
Other expenses	350,113	101,348	681,543	495,758

Total expenses	9,003,814	4,731,686	23,824,600	15,790,776
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	538,189	998,880	1,280,302	1,751,021
Waived collateral management fees	(464,717)	(462,788)	(1,378,975)	(1,380,737)
Expense reimbursement from Adviser	—	—	—	(89,757)
Waived management fees	(448,807)	(218,829)	(830,042)	(1,664,920)
Waived incentive fees	—	—	—	(486,784)

Net expenses	8,628,479	5,048,949	22,895,885	13,919,599

Net investment income before taxes	4,947,318	2,919,328	13,939,100	9,046,517

Income tax expense, including excise tax	300	—	78,497	—

Net investment income after tax	4,947,018	2,919,328	13,860,603	9,046,517

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	(515,755)	10,789	(901,820)	12,605
Net change in unrealized appreciation (depreciation) on investments	3,480,574	8,475,469	11,796,655	(8,424,761)

Net realized and change in unrealized gains (losses) on investment transactions	2,964,819	8,486,258	10,894,835	(8,412,156)

Net increase in net assets resulting from operations	$7,911,837	$11,405,586	$24,755,438	$634,361

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$268	$—	$280	$—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$7,911,569	$11,405,586	$24,755,158	$634,361

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.18	$0.15	$0.51	$0.50
Earnings per share (basic and diluted):	$0.28	$0.57	$0.91	$0.04
Weighted average shares outstanding:	28,094,084	19,882,995	27,308,710	18,105,602

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2021	27,550,916	$275,509	$263,059,733	$2,569,179	$3,580	$265,908,001
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,947,190	(172)	4,947,018
Net realized gain (loss) on investments	—	—	—	(515,755)	—	(515,755)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,480,134	440	3,480,574
Capital transactions:
Issuance of common stock	1,632,591	16,326	15,913,727	—	—	15,930,053
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	5,235	5,235
Issuance of common shares pursuant to distribution reinvestment plan	265,157	2,652	2,585,159	—	—	2,587,811
Repurchase of common stock	(887,497)	(8,875)	(8,652,559)	—	—	(8,661,434)
Distributions to stockholders	—	—	—	(4,942,950)	—	(4,942,950)

Total increase (decrease) for the three months ended September 30, 2021	1,010,251	10,103	9,846,327	2,968,619	5,503	12,830,552

Net assets at September 30, 2021	28,561,167	$285,612	$272,906,060	$5,537,798	$9,083	$278,738,553

Distributions declared per share	—	$—	$—	$0.17	$—	$0.17

Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,861,196	(593)	13,860,603
Net realized gain (loss) on investments	—	—	—	(901,820)	—	(901,820)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	11,795,782	873	11,796,655
Capital transactions:
Issuance of common stock	7,272,536	72,725	69,254,091	—	—	69,326,816
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	8,162	8,162
Issuance of common shares pursuant to distribution reinvestment plan	736,749	7,368	7,080,662	—	—	7,088,030
Repurchase of common stock	(3,223,340)	(32,233)	(30,911,477)	—	—	(30,943,710)
Distributions to stockholders	—	—	—	(13,856,456)	—	(13,856,456)

Total increase (decrease) for the nine months ended September 30, 2021	4,785,945	47,860	45,423,276	10,898,702	8,442	56,378,280

Net assets at September 30, 2021	28,561,167	$285,612	$272,906,060	$5,537,798	$9,083	$278,738,553

Distributions declared per share	—	$—	$—	$0.49	$—	$0.49

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2020	19,881,192	$198,812	$191,141,567	$(18,574,974)	$—	$172,765,405
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,919,328	—	2,919,328
Net realized gain (loss) on investments	—	—	—	10,789	—	10,789
Net change in unrealized appreciation (depreciation) on investments	—	—	—	8,475,469	—	8,475,469
Capital transactions:
Issuance of common stock	—	—	—	—	—	—
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	641	641
Issuance of common shares pursuant to distribution reinvestment plan	165,917	1,659	1,510,940	—	—	1,512,599
Repurchase of common stock	—	—	—	—	—	—
Distributions to stockholders	—	—	—	(2,925,160)	—	(2,925,160)

Total increase (decrease) for the three months ended September 30, 2020	165,917	1,659	1,510,940	8,480,426	641	9,993,666

Net assets at September 30, 2020	20,047,109	$200,471	$192,652,507	$(10,094,548)	$641	$182,759,071

Distributions declared per share	—	$—	$—	$0.15	$—	$0.15

Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$—	$144,562,395
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,046,517	—	9,046,517
Net realized gain (loss) on investments	—	—	—	12,605	—	12,605
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,424,761)	—	(8,424,761)
Capital transactions:
Issuance of common stock	4,876,625	48,766	41,796,086	—	—	41,844,852
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	641	641
Issuance of common shares pursuant to distribution reinvestment plan	543,083	5,431	4,760,123	—	—	4,765,554
Repurchase of common stock	—	—	—	—	—	—
Distributions to stockholders	—	—	—	(9,048,732)	—	(9,048,732)

Total increase (decrease) for the nine months ended September 30, 2020	5,419,708	54,197	46,556,209	(8,414,371)	641	38,196,676

Net assets at September 30, 2020	20,047,109	$200,471	$192,652,507	$(10,094,548)	$641	$182,759,071

Distributions declared per share	—	$—	$—	$0.52	$—	$0.52

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$24,755,438	$634,361

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(288,237,393)	(119,099,067)
Payment-in-kind investments	(1,080,232)	(641,304)
Proceeds from sales of investments and principal repayments	116,201,355	43,138,316
Net realized (gain) loss on investments	901,820	(12,605)
Net change in unrealized (appreciation) depreciation on investments	(11,796,655)	8,424,761
Amortization of premium and accretion of discount, net	(2,595,561)	(1,495,895)
Amortization of discount, debt issuance and deferred financing costs	1,905,402	775,460

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(1,488,309)	143,139
(Increase) decrease in interest receivable	(538,364)	(299,880)
(Increase) decrease in other assets	879	—
(Increase) decrease in prepaid director fee	(48,152)	—
(Increase) decrease in prepaid expenses	(120,510)	(326,836)
Increase (decrease) in investments purchased payable	1,331	—
Increase (decrease) in due to affiliate	(469,453)	—
Increase (decrease) in management fees payable	651,204	290,897
Increase (decrease) in payable to Adviser	61,228	2,044,696
Increase (decrease) in administrator and custodian fees payable	384,086	40,993
Increase (decrease) in professional fees payable	987,997	80,441
Increase (decrease) in miscellaneous payable	(1,840)	(25,295)
Increase (decrease) in incentive fees payable	(1,476,451)	895,912
Increase (decrease) in directors’ fees payable	—	50,000
Increase (decrease) in transfer agent fees payable	6,646	3,686
Increase (decrease) in interest and borrowing expenses payable	926,062	(2,336,124)
Increase (decrease) in accrued organization	(106,510)	—
Increase (decrease) in accrued expenses and other liabilities	—	58,112

Net cash provided by (used for) operating activities	(161,175,982)	(67,656,232)

Cash flows from financing activities
Issuance of common stock	102,066,695	61,724,129
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	8,162	641
Repurchase of common stock	(22,282,276)	—
Distributions paid	(5,957,888)	(3,836,359)
Financing costs paid	(1,703,517)	—
Borrowings on credit facility	302,000,000	79,000,000
Repayments of credit facility	(168,000,000)	(64,000,000)
Proceeds on secured borrowings	—	3,430,000
Repayments on secured borrowings	(18,870,856)	—

Net cash provided by (used for) financing activities	187,260,320	76,318,411

Net increase (decrease) in cash	26,084,338	8,662,179
Cash and cash equivalents, beginning of period	22,410,622	14,931,791

Cash and cash equivalents, end of period	$48,494,960	$23,593,970

Supplemental and non-cash financing activities
Cash paid during the period for interest	$6,580,970	$7,843,662
Issuance of common shares pursuant to distribution reinvestment plan	$7,088,030	$4,765,554
Conversion of outstanding balance on the HSBC Credit Facility to the 2021 HSBC Credit Facility*	$23,000,000	$—

*	Refer to “Note 4. Borrowings” to these consolidated financial statements for further information.

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2021

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value—258.18% + * # ^

U.S. Corporate Debt—247.09%

1st Lien/Senior Secured Debt—242.96%
AmerCareRoyal, LLC(1) (2)	Business Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$524,115	$518,805	$524,115
AmerCareRoyal, LLC(3)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	539,477	534,815	539,477
AmerCareRoyal, LLC(2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	4,497,258	4,464,270	4,497,258
BEP Borrower Holdco, LLC(3) (4)	Business Services	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	1,288,304	1,275,514	1,281,862
BEP Borrower Holdco, LLC(1) (5)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(3,514)	(2,147)
BEP Borrower Holdco, LLC(2)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,405,506	3,418,300
Engage2Excel, Inc.(1) (2)	Business Services	Revolver	8.25% (L + 6.00%; 1.25% PIK; 1.00% Floor)	03/07/2023	372,688	370,310	367,912
Engage2Excel, Inc.(2)	Business Services	Term Loan	8.25% (L + 6.00%; 1.25% PIK; 1.00% Floor)	03/07/2023	1,035,609	1,027,305	1,022,664
Engage2Excel, Inc.(2)	Business Services	Term Loan	8.25% (L + 6.00%; 1.25% PIK; 1.00% Floor)	03/07/2023	2,984,470	2,964,160	2,947,164
Foundation Risk Partners, Corp.(1) (2)	Business Services	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	1,587,898	1,552,863	1,581,960
Foundation Risk Partners, Corp.(4)	Business Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	1,940,508	1,905,717	1,935,657
Global Radar Holdings, LLC(1) (5)	Business Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	—	(1,987)	—
Global Radar Holdings, LLC(3) (4)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	7,513,025	7,381,525	7,513,025
Higginbotham Insurance Agency, Inc.(1) (2)	Business Services	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	1,359,982	1,340,388	1,359,982
Higginbotham Insurance Agency, Inc.(3) (4)	Business Services	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	5,907,658	5,830,033	5,907,658
Metametrics, Inc.(1) (5)	Business Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	—	(8,629)	—
Metametrics, Inc.(2) (3)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,664,191	4,731,059
MSM Acquisitions, Inc.(1) (5)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	—	(15,997)	(7,998)
MSM Acquisitions, Inc.(3)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	3,043,426	2,985,217	3,028,209
MSM Acquisitions, Inc.(1)	Business Services	Revolver	8.25% (P + 5.00%; 2.00% Floor)	12/09/2026	30,626	9,326	24,501
MSM Acquisitions, Inc.(2) (3) (4)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	8,316,455	8,179,399	8,274,873
Rep Tec Intermediate Holdings, Inc.(3)	Business Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	293,267	288,871	293,267
Rep Tec Intermediate Holdings, Inc.(1) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(6,630)	—
Rep Tec Intermediate Holdings, Inc.(2) (4)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	6,309,868	6,219,353	6,309,868
Valcourt Holdings II, LLC(1) (2)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	543,137	517,051	543,137
Valcourt Holdings II, LLC(3)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	2,674,886	2,625,150	2,674,886
Valcourt Holdings II, LLC(2) (3)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	6,359,185	6,243,619	6,359,185
AEG Holding Company, Inc.(2)	Consumer Discretionary	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,059,248	1,051,041	1,059,248
AEG Holding Company, Inc.(1) (5)	Consumer Discretionary	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(9,520)	—
AEG Holding Company, Inc.(4)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,843,256	1,824,487	1,843,256
AEG Holding Company, Inc.(2)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	5,726,303	5,680,286	5,726,303
Ampler QSR Holdings, LLC(3) (4)	Consumer Non-Cyclical	Term Loan	6.88% (L + 5.88%; 1.00% Floor)	07/21/2027	12,503,090	12,253,028	12,253,028
Blink Holdings, Inc.(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,178,697	1,171,142	1,043,147
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	945,093	942,964	836,407
Blink Holdings, Inc.(2)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,647,736	1,637,078	1,458,246
Captain D’s, Inc.(1) (5)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	—	(800)	—
Captain D’s, Inc.(2)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,921,661	1,929,660
Freddy’s Frozen Custard, L.L.C(1) (5)	Consumer Non-Cyclical	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/03/2027	—	(4,674)	—
Freddy’s Frozen Custard, L.L.C(3) (4)	Consumer Non-Cyclical	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/03/2027	4,921,407	4,863,597	4,921,407
PF Growth Partners, LLC	Consumer Non-Cyclical	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/11/2025	358,325	356,018	346,679
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/11/2025	1,996,468	1,982,927	1,931,583
5 Bars, LLC(1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(31,172)	—
5 Bars, LLC(1) (5)	Digital Infrastructure & Services	Revolver	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(5,845)	—
5 Bars, LLC(4)	Digital Infrastructure & Services	Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	4,742,121	4,697,275	4,742,121

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2021

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC(1)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	$112,523	$107,054	$112,523
EvolveIP, LLC(1) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(4,088)	—
EvolveIP, LLC(2)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,517,439	6,467,506	6,517,439
Fatbeam, LLC(1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(31,946)	(40,241)
Fatbeam, LLC(1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(31,946)	(40,241)
Fatbeam, LLC(1) (5)	Digital Infrastructure & Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(12,778)	(16,096)
Fatbeam, LLC(3) (4)	Digital Infrastructure & Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	6,438,490	6,309,730	6,277,528
Fuze, Inc.(3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	2,238,146	1,839,957	2,210,169
Fuze, Inc.(1) (5)	Digital Infrastructure & Services	Revolver	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	—	(3,320)	(13,893)
Fuze, Inc.(2) (4)	Digital Infrastructure & Services	Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	9,537,639	9,504,870	9,418,418
MBS Holdings, Inc.(1) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(18,047)	(9,742)
MBS Holdings, Inc.(2) (3) (4)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	10,494,725	10,300,302	10,389,778
Single Digits, Inc.(3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	603,019	600,064	600,003
Single Digits, Inc.(1) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(1,866)	(2,081)
Single Digits, Inc.(2)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,237,628	3,220,788	3,221,440
Thrive Buyer, Inc(1) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	—	(13,343)	—
Thrive Buyer, Inc.(1) (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	2,166,532	2,058,521	2,166,532
Thrive Buyer, Inc.(2) (3) (4)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	11,915,081	11,697,539	11,915,081
Towerco IV Holdings, LLC(1) (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.63% (L + 5.63%; 1.00% Floor)	04/23/2026	12,670,214	12,474,387	12,504,373
Accelerate Resources Operating, LLC(1) (5)	Energy	Revolver	7.50% (L + 6.50%; 1.00% Floor)	02/24/2026	—	(6,143)	—
Accelerate Resources Operating, LLC(2)	Energy	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	02/24/2026	4,344,667	4,280,484	4,344,667
Bowline Energy, LLC(2)	Energy	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	08/09/2025	3,603,187	3,559,023	3,603,187
Galway Borrower, LLC(1) (5)	Financials	Delayed Draw Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(8,112)	(8,112)
Galway Borrower, LLC(1) (5)	Financials	Revolver	6.00% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(5,408)	(5,408)
Galway Borrower, LLC(2) (3)	Financials	Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	3,528,855	3,458,278	3,458,278
Purchasing Power, LLC(2)	Financials	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	02/06/2024	2,337,080	2,314,889	2,337,080
TA/WEG Holdings, LLC(1) (5)	Financials	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	—	(15,830)	(15,830)
TA/WEG Holdings, LLC(1)	Financials	Revolver	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	284,945	283,045	283,045
American Physician Partners, LLC(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	976,089	974,923	976,089
American Physician Partners, LLC(1)	Healthcare & HCIT	Revolver	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	346,322	345,813	346,322
American Physician Partners, LLC(2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	5,173,507	5,166,976	5,173,507
American Physician Partners, LLC(3)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	1,119,090	1,117,888	1,119,090
American Physician Partners, LLC(2) (3)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	12/21/2021	2,077,241	2,026,499	2,077,241
Analogic Corporation(1) (5)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(1,420)	(7,486)
Analogic Corporation(2) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,101,458	2,081,351	2,027,907
BK Medical Holding Company, Inc.(1) (5)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(1,640)	(804)
BK Medical Holding Company, Inc.(4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,957,795	2,939,375	2,950,400
Caregiver 2, Inc.(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	522,908	491,407	495,345
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	679,431	668,674	667,541
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	4,733,646	4,658,702	4,650,808
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	648,255	636,251	636,910
Coding Solutions Acquisition, Inc.(1) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	—	(21,465)	—

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2021

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Coding Solutions Acquisition, Inc.(1)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	$69,828	$67,840	$69,828
Coding Solutions Acquisition, Inc.(3) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	7,854,438	7,714,609	7,854,438
Community Based Care Acquisition, Inc.(1) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	—	(21,595)	(21,595)
Community Based Care Acquisition, Inc.(1) (6)	Healthcare & HCIT	Revolver	7.75% (P + 4.50%; 2.00% Floor)	09/16/2027	259,144	241,868	241,868
Community Based Care Acquisition, Inc.(2) (3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	5,355,641	5,248,528	5,248,528
Delaware Valley Management Holdings, Inc.(1) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	—	(23,546)	(121,182)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	537,657	532,150	475,826
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	3,509,319	3,472,239	3,105,748
Ethos Veterinary Health, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	4.83% (L + 4.75%)	05/15/2026	1,067,934	1,060,076	1,067,934
Ethos Veterinary Health, LLC(2)	Healthcare & HCIT	Term Loan	4.83% (L + 4.75%)	05/15/2026	2,274,222	2,257,849	2,274,222
FH MD Buyer, Inc.(2) (3)	Healthcare & HCIT	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	07/24/2028	5,534,591	5,479,652	5,520,754
GHA Buyer, Inc.(1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	813,242	798,355	813,242
GHA Buyer, Inc.(1) (5)	Healthcare & HCIT	Revolver	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	—	(12,197)	—
GHA Buyer, Inc.(2)	Healthcare & HCIT	Term Loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	560,925	552,515	560,925
GHA Buyer, Inc.(2) (4)	Healthcare & HCIT	Term Loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	5,367,381	5,284,014	5,367,381
GHA Buyer, Inc.(4)	Healthcare & HCIT	Term Loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	4,647,097	4,559,246	4,647,097
GHA Buyer, Inc.(2)	Healthcare & HCIT	Term Loan	9.00% (L + 7.00%; 2.00% Floor)	06/24/2025	1,962,692	1,940,877	1,962,692
Kindeva Drug Delivery L.P.(1)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	630,160	604,075	575,961
Kindeva Drug Delivery L.P.(2) (3) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,699,809	15,371,950	15,111,066
Medbridge Holdings, LLC(1)	Healthcare & HCIT	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	229,371	205,317	229,371
Medbridge Holdings, LLC(2) (3)	Healthcare & HCIT	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	15,367,872	15,096,286	15,367,872
Medical Management Resource Group, LLC(1) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	—	(15,821)	(15,821)
Medical Management Resource Group, LLC(1) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(6,328)	(6,328)
Medical Management Resource Group, LLC(3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	3,860,263	3,783,058	3,783,058
MedMark Services, Inc.(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	334,391	323,729	331,604
MedMark Services, Inc.(2) (3)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	4,447,400	4,404,861	4,436,282
OMH-HealthEdge Holdings, LLC(1) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(6,380)	(1,147)
OMH-HealthEdge Holdings, LLC(3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	2,148,917	2,106,058	2,143,545
OMH-HealthEdge Holdings, LLC(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	3,708,756	3,648,289	3,699,484
Pace Health Companies, LLC(1) (5)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(3,629)	—
Pace Health Companies, LLC(2)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,312,561	5,279,759	5,312,561
Pinnacle Dermatology Management, LLC(3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	3,837,337	3,777,577	3,827,744
Pinnacle Dermatology Management, LLC	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	290,260	288,338	289,534
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	9,836,942	9,760,305	9,812,350
Pinnacle Treatment Centers, Inc.(3)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	348,030	345,804	348,030
Pinnacle Treatment Centers, Inc.(1) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,528)	—
Pinnacle Treatment Centers, Inc.(1) (5)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,953)	—
Pinnacle Treatment Centers, Inc.(3) (4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	4,128,092	4,109,856	4,128,092
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	Delayed Draw Term Loan	8.25% (L + 3.00%; 4.25% PIK; 1.00% Floor)	01/03/2023	1,541,407	1,520,689	1,429,655
Platinum Dermatology Partners, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	9.50% (P + 2.00%; 4.25% PIK; 2.00% Floor)	01/03/2023	2,121,087	2,091,793	1,967,309
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	9.50% (P + 2.00%; 4.25% PIK; 2.00% Floor)	01/03/2023	540,939	532,550	501,721
Platinum Dermatology Partners, LLC(2)	Healthcare & HCIT	Term Loan	8.00% (L + 3.00%; 4.25% PIK; 1.00% Floor)	01/03/2023	3,376,189	3,320,901	3,131,415
RCP Encore Acquisition, Inc.(2)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/09/2025	3,468,095	3,444,259	2,947,881
Redwood Family Care Network, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	3,394,208	3,306,611	3,394,208

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2021

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Redwood Family Care Network, Inc.(1) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	$—	$(11,120)	$—
Redwood Family Care Network, Inc.(4)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	6,753,181	6,625,624	6,753,181
Salisbury House, LLC(1) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	—	(8,926)	(12,329)
Salisbury House, LLC(2) (3) (4)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,846,990	3,826,213
SCA Buyer, LLC(1)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	128,770	120,415	127,160
SCA Buyer, LLC(3)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	3,843,779	3,792,219	3,834,169
SIS Purchaser, Inc.(1) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/15/2026	—	(17,199)	—
SIS Purchaser, Inc.(3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/15/2026	2,436,396	2,393,759	2,436,396
SIS Purchaser, Inc.(2) (3) (4)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/15/2026	12,729,265	12,537,027	12,729,265
Smile Brands, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	489,082	486,543	486,636
Smile Brands, Inc.(1) (5)	Healthcare & HCIT	Revolver	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	—	(1,059)	(1,274)
Smile Brands, Inc.(2) (9)	Healthcare & HCIT	Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	1,610,807	1,600,760	1,602,753
Taconic Biosciences, Inc.(3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/01/2026	4,762,957	4,673,915	4,715,327
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	1,156,106	1,149,616	1,150,325
The Center for Orthopedic and Research Excellence, Inc.(1)	Healthcare & HCIT	Revolver	8.00% (P + 4.75%; 2.00% Floor)	08/15/2025	103,580	95,590	100,127
The Center for Orthopedic and Research Excellence, Inc.(2) (4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	4,906,230	4,846,905	4,881,699
ZBS Alliance Animal Health, LLC(2) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/08/2025	3,056,995	3,014,737	3,011,140
ZBS Alliance Animal Health, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/08/2025	1,519,267	1,506,599	1,485,461
ZBS Alliance Animal Health, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/07/2025	1,548,797	1,475,538	1,490,427
ZBS Alliance Animal Health, LLC(1) (5)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	11/08/2025	—	(9,720)	(10,205)
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/08/2025	2,673,736	2,635,064	2,633,630
Activ Software Holdings, LLC(1) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(12,135)	—
Activ Software Holdings, LLC(2) (3) (4)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	8,090,350	7,939,040	8,090,350
Alphasense, Inc.(1) (3) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	645,972	629,499	636,282
Alphasense, Inc.(1) (5) (10)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(8,406)	(4,362)
Alphasense, Inc.(4) (10)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	7,269,628	7,199,593	7,233,279
AMI US Holdings, Inc.(1)	Software & Tech Services	Revolver	5.58% (L + 5.50%)	04/01/2024	437,842	426,323	437,842
AMI US Holdings, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	04/01/2025	8,111,022	7,994,949	8,111,022
Arrowstream Acquisition Co., Inc.(1) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(6,521)	(2,897)
Arrowstream Acquisition Co., Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,798,016	3,834,121
Avetta, LLC(1) (5)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(4,221)	—
Avetta, LLC(3)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	6,836,841	6,700,104	6,836,841
Avetta, LLC(2)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	4,250,523	4,202,641	4,250,523
Avetta, LLC(2) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	3,228,717	3,179,005	3,228,717
BusinessSolver.com, Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	387,265	385,636	387,265
BusinessSolver.com, Inc.(1) (5)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(2,215)	—
BusinessSolver.com, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,386,562	1,372,238	1,386,562
BusinessSolver.com, Inc.(2) (3) (4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	9,679,276	9,613,237	9,679,276
Cybergrants Holdings, LLC(1) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(8,638)	(8,638)
Cybergrants Holdings, LLC(1) (5)	Software & Tech Services	Revolver	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(17,276)	(17,276)
Cybergrants Holdings, LLC(2) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	11,747,857	11,571,639	11,571,639
Datacor, Inc.(1) (2)	Software & Tech Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	1,802,777	1,763,570	1,793,763
Datacor, Inc.(1) (5)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(10,929)	(3,219)
Datacor, Inc.(2) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	6,180,951	6,053,978	6,150,046
Degreed, Inc.(1) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(6,105)	—
Degreed, Inc.(1) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(2,326)	(1,045)
Degreed, Inc.(2) (4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,139,855	5,140,141
Degreed, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	2,782,788	2,757,801	2,775,831
Dispatch Track, LLC(1) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	—	(2,942)	—
Dispatch Track, LLC(2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,979,764	6,038,593
Drilling Info Holdings, Inc.(2)	Software & Tech Services	Term Loan	4.33% (L + 4.25%)	07/30/2025	3,335,099	3,325,998	3,335,099
Dude Solutions Holdings, Inc.(4)	Software & Tech Services	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	06/13/2025	3,863,444	3,786,009	3,863,444
EnterpriseDB Corporation(1) (5)	Software & Tech Services	Revolver	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	—	(13,882)	(2,532)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2021

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EnterpriseDB Corporation(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	$6,233,933	$6,109,340	$6,218,348
EnterpriseDB Corporation(2) (3) (4)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	7,909,638	7,806,241	7,889,864
EnterpriseDB Corporation(2) (4)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	4,532,302	4,451,356	4,520,971
Exterro, Inc.(1) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,242)	—
Exterro, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,727,564	5,809,123
Exterro, Inc.(3) (4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,140,418	6,237,900
Exterro, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,767,582	2,793,450
Faithlife, LLC(1) (2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	1,701,449	1,653,148	1,701,449
Faithlife, LLC(1) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(4,445)	—
Faithlife, LLC(2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	730,684	719,014	730,684
Finalsite Holdings, Inc.(1) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	09/25/2024	—	(2,228)	(1,899)
Finalsite Holdings, Inc.(2)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	09/25/2024	3,879,345	3,833,593	3,850,250
Genesis Acquisition Co.(3)	Software & Tech Services	Delayed Draw Term Loan	4.13% (L + 4.00%)	07/31/2024	39,889	39,697	37,695
Genesis Acquisition Co.(4)	Software & Tech Services	Revolver	4.13% (L + 4.00%)	07/31/2024	202,400	200,437	191,268
Genesis Acquisition Co.(2)	Software & Tech Services	Term Loan	4.13% (L + 4.00%)	07/31/2024	1,338,613	1,324,801	1,264,989
Greenhouse Software, Inc.(1) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(25,131)	(9,242)
Greenhouse Software, Inc.(3) (4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,122,407	12,284,018
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	1,419,246	1,419,246	1,419,246
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	497,555	494,662	497,555
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	691,832	686,150	691,832
GS AcquisitionCo, Inc.(1) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(3,551)	—
GS AcquisitionCo, Inc.(2)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	816,850	807,114	816,850
GS AcquisitionCo, Inc.(3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	265,685	264,357	265,685
GS AcquisitionCo, Inc.(2) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	3,499,815	3,471,234	3,499,815
Iodine Software, LLC(3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	10,162,338	9,970,481	10,111,527
Iodine Software, LLC(1) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(24,753)	(6,576)
Iodine Software, LLC(2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	6,028,813	5,915,340	5,998,669
Kaseya, Inc.(3)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	483,355	483,355	483,355
Kaseya, Inc.(3)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	549,640	545,675	549,640
Kaseya, Inc.(1) (5)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	—	(10,437)	—
Kaseya, Inc.(1) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	—	(2,319)	—
Kaseya, Inc.(2) (3) (4)	Software & Tech Services	Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	5,203,734	5,168,709	5,203,734
Kaseya, Inc.(2) (3)	Software & Tech Services	Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	1,264,369	1,242,243	1,264,369
Lexipol, LLC(2)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	1,372,544	1,352,051	1,372,544
Lexipol, LLC(2)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	6,212,568	6,121,991	6,212,568
Ministry Brands, LLC(2) (3)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	646,007	644,971	646,007
Ministry Brands, LLC(3)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,088,741	3,084,579	3,088,741
Moon Buyer, Inc.(1) (5)	Software & Tech Services	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(31,592)	—
Moon Buyer, Inc.(1) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(16,205)	—
Moon Buyer, Inc.(2) (3) (4)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	6,384,859	6,295,952	6,384,859
Netwrix Corporation And Concept Searching Inc.(3)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	498,401	490,043	498,401
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	996,801	978,308	996,801
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	830,339	804,261	830,339
Netwrix Corporation And Concept Searching Inc.(1) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(3,738)	—
Netwrix Corporation And Concept Searching Inc.(3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	6,669,161	6,533,129	6,669,161
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	1,653,019	1,615,828	1,653,019
PerimeterX, Inc.(1) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(6,134)	(5,241)
PerimeterX, Inc.(1) (5)	Software & Tech Services	Revolver	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(2,320)	(2,097)
PerimeterX, Inc.(4)	Software & Tech Services	Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,831,648	2,806,623	2,810,410

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2021

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sauce Labs, Inc.(1) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	$—	$(19,227)	$(19,227)
Sauce Labs, Inc.(1) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(25,636)	(25,636)
Sauce Labs, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	5,127,286	5,024,740	5,024,740
SecureLink, Inc.(1) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	—	(5,282)	(1,099)
SecureLink, Inc.(2) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	2,945,787	2,905,696	2,938,423
SecureLink, Inc.(2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	4,885,735	4,825,198	4,873,520
Sirsi Corporation(1) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(4,279)	(1,384)
Sirsi Corporation(2) (3)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	7,714,459	7,651,410	7,695,173
Smartlinx Solutions, LLC(1) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(3,865)	—
Smartlinx Solutions, LLC(2) (3) (4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,692,567	5,595,937	5,692,567
Streamsets, Inc.(1) (5)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(7,397)	(11,392)
Streamsets, Inc.(4)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,116,722	2,071,235	2,047,928
SugarCRM, Inc.(1) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(2,637)	—
SugarCRM, Inc.(2) (4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,225,307	4,268,824
Sundance Group Holdings, Inc(1) (5)	Software & Tech Services	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	—	(35,473)	(70,945)
Sundance Group Holdings, Inc(1) (5)	Software & Tech Services	Revolver	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	—	(28,378)	(28,378)
Sundance Group Holdings, Inc(3) (4)	Software & Tech Services	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	11,824,177	11,587,694	11,587,694
Swiftpage, Inc.(1) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(1,554)	(1,690)
Swiftpage, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,452,430	2,437,051	2,434,036
Swiftpage, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	225,734	223,728	224,041
Sysnet North America, Inc.(1) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	—	(25,389)	(28,973)
Sysnet North America, Inc.(2) (3) (4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	5,112,161	5,044,170	5,048,259
Telcor Buyer, Inc.(1) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	—	(4,362)	(4,362)
Telcor Buyer, Inc.(2) (3)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	9,304,625	9,165,056	9,165,056
Telesoft Holdings, LLC(1) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	—	(9,497)	(2,984)
Telesoft Holdings, LLC(3) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	5,879,135	5,783,603	5,849,739
TRGRP, Inc.(1) (5)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(2,799)	—
TRGRP, Inc.(2)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,106,449	1,093,299	1,106,449
TRGRP, Inc.(3)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,324,607	2,283,513	2,324,607
TRGRP, Inc.(2) (3) (4)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,952,472	4,907,902	4,952,472
Ungerboeck Systems International, LLC(2)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	322,391	317,817	322,391
Ungerboeck Systems International, LLC(1) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	—	(2,255)	—
Ungerboeck Systems International, LLC(3) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	2,417,933	2,384,004	2,417,933
Vectra AI, Inc.(1) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(52,023)	(52,371)
Vectra AI, Inc.(1) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(5,202)	(5,237)
Vectra AI, Inc.(3) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,185,045	3,185,301
Velocity Purchaser Corporation(1) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(927)	—
Velocity Purchaser Corporation(2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,619,569	2,606,093	2,619,569
Velocity Purchaser Corporation(2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	651,444	647,302	651,444
Velocity Purchaser Corporation(2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,129,014	5,066,250	5,129,014
Dillon Logistics, Inc.(1) (11)	Transport & Logistics	Revolver	9.25% (P + 6.00%; 1.00% Floor)	12/11/2023	766,456	750,199	167,896
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,963,990	2,739,596	738,033
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	871,742	785,568	217,064

Total U.S. 1st Lien/Senior Secured Debt						675,946,586	677,230,223
2nd Lien/Junior Secured Debt—4.13%
Foundation Risk Partners, Corp.(1) (5)	Business Services	Delayed Draw Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	—	(12,708)	—
Foundation Risk Partners, Corp.(2)	Business Services	Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	837,931	818,866	837,931
Conterra Ultra Broadband Holdings, Inc.(2) (3)	Digital Infrastructure & Services	Term Loan	9.50% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,462,203	6,537,710
Brave Parent Holdings, Inc.(2)	Software & Tech Services	Term Loan	7.58% (L + 7.50%)	04/17/2026	1,230,107	1,211,531	1,230,107

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2021

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Symplr Software, Inc.(2)	Software & Tech Services	Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	$2,909,482	$2,855,597	$2,909,482

Total U.S. 2nd Lien/Junior Secured Debt						11,335,489	11,515,230

Total U.S. Corporate Debt						687,282,075	688,745,453
Canadian Corporate Debt—2.67%
1st Lien/Senior Secured Debt—2.67%
McNairn Holdings Ltd.(2) (10)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	833,504	827,391	833,504
Banneker V Acquisition, Inc.(3) (4) (10)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	5,577,378	5,480,166	5,577,378
Banneker V Acquisition, Inc.(1) (5) (10)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(4,353)	—
Banneker V Acquisition, Inc.(3) (10)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	1,037,198	1,019,782	1,037,198

Total Canadian 1st Lien/Senior Secured Debt						7,322,986	7,448,080

Total Canadian Corporate Debt						7,322,986	7,448,080
United Kingdom Corporate Debt—1.88%
1st Lien/Senior Secured Debt—1.88%
GlobalWebIndex Inc.(1) (5)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	—	(30,029)	(119,721)
GlobalWebIndex Inc.(3) (4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,347,871	5,345,999

Total United Kingdom 1st Lien/Senior Secured Debt						5,317,842	5,226,278

Total United Kingdom Corporate Debt						5,317,842	5,226,278

Portfolio Company	Industry	Shares	Cost	Fair Value
U.S. Preferred Stock—4.52%
Global Radar Acquisition Holding(12) (13)	Business Services	125	367,615	473,888
Bowline Topco, LLC(13) (14)	Energy	2,946,390	2,002,277	1,966,889
SBS Ultimate Holdings, LP(13)	Healthcare & HCIT	217,710	861,879	677,105
Concerto, LLC(13) (15)	Software & Tech Services	65,614	349,977	471,869
Streamsets, Inc.(13)	Software & Tech Services	109,518	295,512	290,523
Alphasense, Inc.(10) (13)	Software & Tech Services	23,961	369,843	384,116
Datarobot, Inc.(13)	Software & Tech Services	6,715	88,248	122,985
Datarobot, Inc.(13)	Software & Tech Services	38,190	289,278	600,920
Degreed, Inc.(13)	Software & Tech Services	16,943	278,308	278,313
Degreed, Inc.(13)	Software & Tech Services	43,819	278,541	719,777
Heap(13)	Software & Tech Services	189,617	696,351	1,205,585
Mcafee(13) (16)	Software & Tech Services	821,396	821,396	821,396
Netskope, Inc.(13)	Software & Tech Services	36,144	302,536	404,149
PerimeterX, Inc.(13)	Software & Tech Services	282,034	838,601	835,575
Phenom People, Inc.(13)	Software & Tech Services	35,055	220,610	553,614
Protoscale Rubrik(13)	Software & Tech Services	25,397	598,212	643,049
Samsara Networks, Inc.(13)	Software & Tech Services	33,451	369,998	350,907
Symplr Software Intermediate Holdings, Inc.(13)	Software & Tech Services	1,196	1,160,532	1,670,574
Vectra AI, Inc(13)	Software & Tech Services	17,064	131,095	131,004

Total U.S. Preferred Stock			10,320,809	12,602,238
U.S. Common Stock—1.53%
Leeds FEG Investors, LLC(13)	Consumer Discretionary	320	321,309	348,766
Freddy’s Frozen Custard, LLC(13)	Consumer Non-Cyclical	72,483	72,483	102,956
Nestle Waters(13) (17) (18)	Consumer Non-Cyclical	341,592	341,592	341,592
Neutral Connect, LLC(13) (19)	Digital Infrastructure & Services	396,513	439,931	397,654
Thrive Buyer, Inc(13)	Digital Infrastructure & Services	88,980	222,450	223,830
Health Platforms Group(13)	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition(10) (13)	Healthcare & HCIT	15,183	46	46
Healthcare Services Acquisition(10) (13) (20)	Healthcare & HCIT	28,158	281,580	279,327
INH Group Holdings(13)	Healthcare & HCIT	484,552	484,552	576,013
Medical Management Resource Group, LLC(13) (21)	Healthcare & HCIT	34,492	34,492	34,492
Redwood Family Care Network, Inc.(13)	Healthcare & HCIT	66	66,000	78,237
Aggregator, LLC(13) (18)	Software & Tech Services	417,813	417,813	1,186,588
American Safety Holdings Corp.(13) (22)	Software & Tech Services	130,824	130,824	177,145
Moon Topco L.P.(13)	Software & Tech Services	36	35,998	39,533
Stripe, Inc.(13)	Software & Tech Services	4,158	166,854	161,809
Omni Logistics, LLC(13) (23)	Transport & Logistics	193,770	193,770	325,534

Total U.S. Common Stock			3,209,694	4,273,522

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of September 30, 2021

(Unaudited)

Portfolio Company	Industry		Shares	Cost	Fair Value
Canadian Common Stock—0.09%
Auvik(10) (13) (24)	Software & Tech Services		244,920	$244,920	$244,920

Total Canadian Common Stock				244,920	244,920
U.S. Warrants—0.32%
Fuze, Inc., expire 04/26/2031(13)	Digital Infrastructure & Services		613,241	—	207,861
Healthcare Services Acquisition, expire 12/31/2027(10) (13)	Healthcare & HCIT		14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027(10) (13) (20)	Healthcare & HCIT		23,721	23,721	15,656
SBS Ultimate Holdings, LP, expire 09/18/2030(13)	Healthcare & HCIT		17,419	—	—
Alphasense, Inc., expire 05/29/2027(10) (13)	Software & Tech Services		38,346	35,185	204,544
Alphasense, Inc., expire 12/22/2027(10) (13)	Software & Tech Services		2,049	—	12,144
Degreed, Inc., expire 04/11/2028(13)	Software & Tech Services		7,624	—	41,348
Degreed, Inc., expire 05/31/2026(13)	Software & Tech Services		26,294	46,823	279,553
Streamsets, Inc., expire 11/25/2027(13)	Software & Tech Services		23,382	16,367	14,072
Vectra AI, Inc., expire 03/18/2031(13)	Software & Tech Services		35,156	58,190	113,588

Total U.S. Warrants				180,286	888,766
United Kingdom Warrants—0.08%
GlobalWebIndex, Inc., expire 12/30/2027(13)	Software & Tech Services		8,832	159,859	212,439

Total United Kingdom Warrants				159,859	212,439

TOTAL INVESTMENTS—258.18%(25)				$714,038,471	$719,641,696

Cash Equivalents—4.66%
U.S. Investment Companies—4.66%
Blackrock T Fund I(20) (26)	Money Market Portfolio	0.01% (27)	12,984,533	$12,984,533	$12,984,533

Total U.S. Investment Companies				12,984,533	12,984,533

Total Cash Equivalents				12,984,533	12,984,533
LIABILITIES IN EXCESS OF OTHER ASSETS—(162.84%)					$(453,887,676)

NET ASSETS—100.00%					$278,738,553

+

As of September 30, 2021, qualifying assets represented 96.96% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of September 30, 2021, rates for weekly 1M L, 2M L, 3M L and 6M L are 0.08%, 0.11%, 0.13% and 0.16%, respectively. As of September 30, 2021, the U.S. Prime rate was 3.25%.

(1)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies”.

(2)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
(3)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding III, LLC.
(4)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(5)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(6)	$86,381 of the funded par amount accrues interest at 6.50% (L + 5.50%; 1.00% Floor).
(7)	$317,661 of the funded par amount accrues interest at 9.50% (P + 2.00%; 4.25% PIK; 2.00% Floor).
(8)	$134,171 of the funded par amount accrues interest at 8.25% (L + 3.00%; 4.25% PIK; 1.00% Floor).
(9)	$104 of the funded par amount accrues interest at 6.75% (P + 3.50%; 0.75% Floor).
(10)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(11)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(12)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC
(13)	Non-income producing investment.
(14)	Bowline Topco LLC is held through ABPCIC BE Holdings, LLC.
(15)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(16)	Position or portion thereof is held by Magenta Blocker Aggregator LP, which is held by ABPCIC Equity Holdings, LLC.
(17)	Position or portion thereof is held by ORCP III Triton Co-Investors, L.P. which is held by ABPCIC Equity Holdings, LLC.
(18)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(19)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.
(20)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(21)	Medical Management Resource Group, LLC is held through Advantage AVP Parent Holdings, L.P.
(22)	Position or portion thereof is held by REP Coinvest II Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(23)	Position or portion thereof is held by REP Coinvest III-A Omni, L.P. which is held by ABPCIC Equity Holdings, LLC.
(24)	Position or portion thereof is held by GHP SPV-2, L.P., which is held by ABPCIC Equity Holdings, LLC.
(25)

Aggregate gross unrealized appreciation for federal income tax purposes is $11,804,087; aggregate gross unrealized depreciation for federal income tax purposes is $6,200,862. Net unrealized appreciation is $5,603,225 based upon a tax cost basis of $714,038,471.

(26)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(27)	The rate shown is the annualized seven-day yield as of September 30, 2021.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value—239.72% + * # ^

U.S. Corporate Debt—229.94%

1st Lien/Senior Secured Debt—224.81%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,532,375	$4,494,065	$4,487,051
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(8,923)	(19,325)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(4,477)	(4,295)
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,398,119	3,383,945
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,565,603	5,524,826	5,509,947
Global Radar Holdings, LLC(2) (3)	Business Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	—	(11,637)	(11,637)
Global Radar Holdings, LLC(4)	Business Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	6,400,861	6,272,844	6,272,844
Metametrics, Inc.(2) (3)	Business Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	—	(10,230)	(13,024)
Metametrics, Inc.(1)	Business Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	5,425,654	5,336,647	5,317,140
MSM Acquisitions, Inc.(2) (3)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(15,154)	(15,313)
MSM Acquisitions, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(24,249)	(24,501)
MSM Acquisitions, Inc.(1) (4)	Business Services	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	7,350,271	7,204,523	7,203,266
Single Digits, Inc.	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	607,575	603,967	558,969
Single Digits, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(2,489)	(33,292)
Single Digits, Inc.(1)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,262,597	3,240,552	3,001,589
Smile Brands, Inc.(4)	Business Services	Delayed Draw Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	493,072	489,895	484,443
Smile Brands, Inc.(2) (3)	Business Services	Revolver	6.17% (L + 5.17%; 1.00% Floor)	10/12/2023	—	(1,439)	(4,459)
Smile Brands, Inc.(1)	Business Services	Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	1,623,125	1,612,386	1,594,721
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,178,697	1,169,455	1,090,295
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	945,093	939,402	874,211
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,647,736	1,634,821	1,524,155
Captain D’s, Inc.(2)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	144,787	143,730	142,826
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,919,188	1,910,364
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	4.47% (L + 4.25%)	12/08/2025	2,322,145	2,296,073	2,240,870
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	119,542	116,781	112,345
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	2,011,787	1,995,817	1,971,551
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(38,832)	—
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(7,281)	—
5 Bars, LLC(4)	Digital Infrastructure & Services	Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	4,742,121	4,687,586	4,742,121
EvolveIP, LLC(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	113,373	105,505	102,036
EvolveIP, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(5,886)	(8,503)
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,567,317	6,496,610	6,468,808
Fuze, Inc.(2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	777,532	280,941	766,905
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Revolver	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	—	(4,833)	(18,531)
Fuze, Inc.(1) (4)	Digital Infrastructure & Services	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	11,015,029	10,973,819	10,857,514
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(10,811)	—
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(16,217)	—
Star2star Communications, LLC(1) (4)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	5,404,057	5,312,392	5,404,057
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,067,375	1,056,524	1,046,027
AEG Holding Company, Inc.(2) (3)	Education	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(12,646)	(22,337)
AEG Holding Company, Inc.(4)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,857,399	1,832,000	1,820,251
AEG Holding Company, Inc.(1)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	6,043,942	5,980,204	5,923,063
Accelerate Resources Operating, LLC(2) (3)	Energy	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(28,622)	(49,772)
Accelerate Resources Operating, LLC(2) (3)	Energy	Revolver	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(7,155)	(12,443)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	$4,989,614	$4,903,754	$4,839,925
BCP Raptor II, LLC(1)	Energy	Term Loan	4.90% (L + 4.75%)	11/03/2025	5,654,641	5,653,854	4,891,264
Brazos Delaware II, LLC(1)	Energy	Term Loan B	4.16% (L + 4.00%)	05/21/2025	4,003,380	3,924,100	3,462,923
Nine Point Energy, LLC(2) (3)	Energy	Delayed Draw Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	—	(4,707)	(42,656)
Nine Point Energy, LLC	Energy	Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	5,737,924	5,651,856	4,991,994
Foundation Risk Partners, Corp.(2) (3)	Financials	First Lien Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	—	(29,327)	(29,327)
Foundation Risk Partners, Corp.(4)	Financials	First Lien Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	1,955,172	1,916,069	1,916,069
Higginbotham Insurance Agency, Inc.(2) (3)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	—	(12,328)	(12,535)
Higginbotham Insurance Agency, Inc.(5)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	5,937,344	5,849,538	5,848,284
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,004,457	999,314	964,278
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	346,322	344,112	328,562
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	5,322,083	5,293,112	5,109,200
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,151,613	1,146,211	1,105,549
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan D	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	2,137,611	2,009,807	2,052,107
Analogic Corporation(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,024)	(7,486)
Analogic Corporation(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,117,500	2,092,383	2,043,387
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(1) (4) (6)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	7,182,884	7,105,941	7,039,226
BK Medical Holding Company, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,342)	(12,870)
BK Medical Holding Company, Inc.(4)	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,980,316	2,956,762	2,861,104
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	4,869,246	4,777,466	4,771,861
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	698,894	685,721	684,916
Coding Solutions Acquisition, Inc(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	—	(24,440)	(24,440)
Coding Solutions Acquisition, Inc(2)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	19,396	17,069	17,069
Coding Solutions Acquisition, Inc(4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	7,913,792	7,755,516	7,755,516
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	—	(30,445)	(160,698)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	529,343	522,326	448,618
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	3,455,055	3,409,119	2,928,159
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	4.90% (L + 4.75%)	05/15/2026	1,067,933	1,051,553	1,058,398
Ethos Veterinary Health LLC(1)	Healthcare & HCIT	Term Loan	4.90% (L + 4.75%)	05/15/2026	2,291,671	2,272,956	2,280,213
FH MD Buyer, Inc(1) (4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/31/2026	4,758,403	4,642,290	4,639,443
GHA Buyer, Inc.(2)	Healthcare & HCIT	Fifth Amendment Delayed Draw Term loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	819,387	802,507	819,387
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	—	(16,560)	—

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
GHA Buyer, Inc.(4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	$4,682,214	$4,589,427	$4,682,214
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	1,977,880	1,954,014	1,977,880
GHA Buyer, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	5,408,146	5,310,809	5,408,146
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	565,207	555,552	565,207
INH Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%, 1.00% Floor)	01/31/2024	—	(1,962)	(3,088)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	01/31/2025	8,593,414	8,497,744	8,464,513
Kindeva Drug Delivery L.P.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	—	(31,405)	(36,133)
Kindeva Drug Delivery L.P.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,819,048	15,463,256	15,423,572
OMH-HealthEdge Holdings, LLC(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(7,910)	(10,322)
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	10/24/2025	3,737,140	3,666,904	3,653,054
Pace Health Companies, LLC(2) (3)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(4,542)	(6,167)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,358,969	5,318,091	5,305,379
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	2,280,367	2,238,882	2,199,409
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(3,106)	(6,455)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	5,380,911	5,310,665	5,273,293
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,434)	(2,343)
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Delayed Draw Term Loan 2	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	350,666	348,199	347,160
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,387)	(2,929)
Pinnacle Treatment Centers, Inc.(4)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	4,128,092	4,099,904	4,086,812
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	General Delayed Draw Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	1,478,951	1,453,814	1,196,915
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	518,062	508,152	419,267
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	2,036,183	2,000,944	1,647,883
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	3,238,540	3,172,757	2,620,951
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	06/09/2025	3,934,668	3,904,130	3,767,444
Salisbury House, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	08/30/2025	—	(10,572)	(11,209)
Salisbury House, LLC(1) (4)	Healthcare & HCIT	Term Loan A1	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	5,366,661	5,239,533	5,232,494
SIS Purchaser, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(19,692)	(20,405)
SIS Purchaser, Inc.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,825,456	12,606,394	12,601,010
The Center for Orthopedic and Research Excellence, Inc.(2) (9)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	577,458	561,028	557,270
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	—	(9,474)	(12,084)
The Center for Orthopedic and Research Excellence, Inc.(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	4,943,778	4,873,997	4,857,261
Theranest, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,743,641	2,711,689	2,675,050
Theranest, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(4,438)	(10,714)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,970,000	2,937,217	2,895,750

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Women’s Health USA, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	$—	$(2,150)	$(2,195)
Women’s Health USA, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	4,116,949	4,057,490	4,056,430
ZBS Alliance Animal Health, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	3,056,995	3,007,287	2,995,855
ZBS Alliance Animal Health, LLC(2) (3)	Healthcare & HCIT	First Amendment Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	—	(14,900)	(45,076)
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	453,560	442,268	439,953
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	2,694,147	2,649,100	2,640,264
Alphasense, Inc.(2) (3)(10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(19,224)	—
Alphasense, Inc.(2) (3)(10)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(10,717)	—
Alphasense, Inc.(4)(10)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	7,269,628	7,180,336	7,269,628
AMI US Holdings, Inc.(2)	Software & Tech Services	Revolver	5.65% (L + 5.50%)	04/01/2024	788,116	773,369	771,697
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	04/01/2025	8,173,415	8,050,411	8,050,814
Arrowstream Acquisition Co., Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(7,655)	(7,726)
Arrowstream Acquisition Co., Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,786,548	3,785,832
Avetta, LLC(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(5,453)	(9,888)
Avetta, LLC(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	3,253,746	3,190,633	3,188,671
Avetta, LLC(1)	Software & Tech Services	Term Loan B	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	4,283,219	4,222,444	4,197,555
Businesssolver.com, Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,900	388,235
Businesssolver.com, Inc.(2) (3)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(3,180)	—
Businesssolver.com, Inc.(1) (4) (5)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	9,703,535	9,608,867	9,703,535
Businesssolver.com, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,369,183	1,390,037
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	First Lien Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(25,714)	(25,754)
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(12,849)	(12,877)
Datacor Holdings, Inc.(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	6,180,951	6,042,052	6,041,879
Degreed, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,924,689	2,865,519	2,924,689
Degreed, Inc.(4)	Software & Tech Services	Revolver	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	417,813	414,941	417,813
Degreed, Inc.(1) (4)	Software & Tech Services	Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,211,944	2,228,335
Dispatch Track, LLC(2) (3)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	—	(3,610)	(3,020)
Dispatch Track, LLC(1)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,966,394	5,978,207
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	4.40% (L + 4.25%)	07/30/2025	3,360,865	3,350,124	3,310,452
Dude Solutions Holdings, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	06/13/2025	3,882,883	3,796,420	3,795,518
E2open LLC(2)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	238,713	235,653	238,713
E2open LLC(1)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	4,895,325	4,843,685	4,895,325
Engage2Excel, Inc.(1) (2)	Software & Tech Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	259,141	255,648	244,002
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,030,639	1,018,322	989,413
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,970,378	2,940,272	2,851,562
EnterpriseDB Corporation(2) (3)	Software & Tech Services	Revolver	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	—	(9,730)	(6,964)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	$7,884,480	$7,770,371	$7,805,636
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	4,517,886	4,430,433	4,472,707
Exterro, Inc.(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,863)	(1,238)
Exterro, Inc.(4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,584,363	6,455,464	6,551,441
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,714,227	5,780,077
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,761,205	2,779,483
Faithlife, LLC(1) (2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	1,705,713	1,649,597	1,645,019
Faithlife, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(5,267)	(5,581)
Faithlife, LLC(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	732,515	718,688	717,865
Finalsite Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(2,778)	(4,430)
Finalsite Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	3,299,280	3,260,625	3,241,542
Genesis Acquisition Co.	Software & Tech Services	Delayed Draw Term Loan	4.22% (L + 4.00%)	07/31/2024	40,193	39,949	36,877
Genesis Acquisition Co.(4)	Software & Tech Services	Revolver	4.22% (L + 4.00%)	07/31/2024	202,400	199,929	185,702
Genesis Acquisition Co.(1)	Software & Tech Services	Term Loan	4.22% (L + 4.00%)	07/31/2024	1,348,936	1,331,729	1,237,649
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	697,073	689,765	686,617
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	1,430,055	1,430,055	1,408,604
GS AcquisitionCo, Inc.(1)	Software & Tech Services	Fifth Supplemental Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	823,023	810,749	810,677
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Fourth Supplemental Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,717)	(3,741)
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,559)	(5,743)
GS AcquisitionCo, Inc.(1) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	3,526,700	3,493,436	3,473,799
Kaseya Inc.(2) (3) (11)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	—	(4,197)	(6,015)
Kaseya Inc.(11)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	539,265	534,498	528,480
Kaseya Inc.(2) (11)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	184,235	181,464	176,716
Kaseya Inc.(1) (4) (11)	Software & Tech Services	Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	5,087,721	5,046,461	4,985,967
Lexipol, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	1,382,942	1,357,778	1,357,464
Lexipol, LLC(1)	Software & Tech Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	6,259,633	6,154,275	6,150,089
Medbridge Holdings, LLC(1) (5)	Software & Tech Services	Initial Term Loan	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	15,367,872	15,061,604	15,060,514
Medbridge Holdings, LLC(2) (3)	Software & Tech Services	Revolver	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	—	(27,413)	(27,524)
Ministry Brands, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	650,993	649,558	636,346
Ministry Brands, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,112,742	3,105,923	3,042,705
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(19,215)	(23,794)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment First Out Term Loan	4.50% (L + 3.50%; 1.00% Floor)	09/30/2026	2,807,645	2,769,039	2,769,039
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment Last Out Term Loan	9.08% (L + 8.08%; 1.00% Floor)	09/30/2026	7,175,092	7,014,042	7,014,042
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Last Out Term Loan	10.00% (L + 9.00%; 1.00% Floor)	09/30/2026	1,665,510	1,622,670	1,625,954
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Primary Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	500,905	491,298	489,009

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	$—	$(4,284)	$(3,956)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(6,883)	(6,989)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Revolver	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(2,737)	(2,795)
PerimeterX, Inc.(4)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	2,798,825	2,771,229	2,770,837
Purchasing Power, LLC(1)	Software & Tech Services	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,624,201	2,592,378	2,571,717
Real Capital Analytics, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	—	(2,683)	—
Real Capital Analytics, Inc.(1) (4)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	10/02/2024	3,019,297	3,007,315	3,019,297
Real Capital Analytics, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,844,190	4,863,178
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(23,772)	—
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(7,924)	—
Rep Tec Intermediate Holdings, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	4,164,398	4,089,771	4,164,398
SecureLink, Inc(1)	Software & Tech Services	Initial Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	4,922,655	4,852,007	4,848,815
SecureLink, Inc(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	—	(6,262)	(6,593)
Sirsi Corporation(2) (3)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(5,503)	(6,921)
Sirsi Corporation(1)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	8,449,581	8,361,442	8,343,961
Smartlinx Solutions, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(4,498)	(9,974)
Smartlinx Solutions, LLC(1) (4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,735,912	5,635,853	5,625,782
Streamsets, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(9,115)	(9,737)
Streamsets, Inc.(4)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,103,146	2,048,309	2,044,721
SugarCRM, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(3,326)	—
SugarCRM, Inc.(1) (4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,215,403	4,268,824
Swiftpage, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	—	(2,232)	(7,887)
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	2,471,441	2,445,531	2,384,940
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan A	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	227,475	224,713	219,514
Sysnet North America, Inc(2) (3)	Software & Tech Services	Delayed Draw Term Loan B1	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	—	(28,973)	(57,946)
Sysnet North America, Inc(1) (4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	5,150,792	5,073,530	5,073,530
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(11,150)	(13,429)
Telesoft Holdings, LLC(4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	5,923,900	5,811,092	5,790,612
TRGRP, Inc.(2) (3)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(3,789)	(6,666)
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,093,574	1,079,177	1,071,703
TRGRP, Inc.(1) (4)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,894,320	4,836,011	4,796,433
Velocity Purchaser Corporation(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(1,518)	—
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	660,247	653,553	660,247
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,655,701	2,633,903	2,655,701
Velocity Purchaser Corporation(1)	Software & Tech Services	Third Amendment Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,167,773	5,066,540	5,167,773
Watermark Insights, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	324,557	323,118	317,255
Watermark Insights, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	2,586,180	2,570,238	2,527,991

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Dillon Logistics, Inc.(2)	Transport & Logistics	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	$191,523	$187,627	$(28,059)
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,797,528	2,681,107	1,286,863
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	822,784	776,708	378,481
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	5.16% (L + 5.00%)	12/21/2023	5,169,932	5,129,012	5,066,533

Total U.S. 1st Lien/Senior Secured Debt						506,794,869	499,889,111
2nd Lien/Junior Secured Debt—5.13%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	7.65% (L + 7.50%)	04/17/2026	1,230,107	1,208,583	1,202,429
Foundation Risk Partners, Corp.(2) (3)	Financials	2nd Lien Delayed Draw Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	—	(15,711)	(14,140)
Foundation Risk Partners, Corp.(1)	Financials	2nd Lien Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	837,931	816,996	819,077
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,454,358	6,537,710
Symplr Software, Inc.(1)	Software & Tech Services	2nd Lien Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,851,443	2,851,293

Total U.S. 2nd Lien/Junior Secured Debt						11,315,669	11,396,369

Total U.S. Corporate Debt						518,110,538	511,285,480
Canadian Corporate Debt—2.64%
1st Lien/Senior Secured Debt—2.64%
McNairn Holdings Ltd.(1) (4) (10) (12)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	839,851	832,752	831,453
Banneker V Acquisition, Inc.(2) (3) (10)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(20,464)	(20,744)
Banneker V Acquisition, Inc.(2) (3) (10)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(5,117)	(5,186)
Banneker V Acquisition, Inc.(4) (10)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	5,173,025	5,070,718	5,069,565

Total Canadian 1st Lien/Senior Secured Debt						5,877,889	5,875,088

Total Canadian Corporate Debt						5,877,889	5,875,088
United Kingdom Corporate Debt—2.44%
1st Lien/Senior Secured Debt—2.44%
GlobalWebIndex Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	—	(36,837)	(36,837)
GlobalWebIndex Inc.(4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,470,324	5,470,324

Total United Kingdom 1st Lien/Senior Secured Debt						5,433,487	5,433,487

Total United Kingdom Corporate Debt						5,433,487	5,433,487

Portfolio Company	Industry	Shares	Cost	Fair Value

U.S. Preferred Stock—3.37%
Global Radar Holdings, LLC(13) (14)	Business Services	125	$367,615	$367,618
Concerto, LLC(13) (15)	Healthcare & HCIT	65,614	349,977	349,977
SBS Ultimate Holdings, LP(13)	Healthcare & HCIT	217,710	861,879	620,472
Datarobot, Inc.(13)	Software & Tech Services	38,190	289,278	501,892
Datarobot, Inc.(13)	Software & Tech Services	6,715	88,248	88,248
Degreed, Inc.(13)	Software & Tech Services	43,819	278,541	438,190
Heap(13)	Software & Tech Services	189,617	696,351	696,351
Netskope, Inc.(13)	Software & Tech Services	36,144	302,536	302,536
PerimeterX, Inc.(13)	Software & Tech Services	282,034	838,601	838,601
Phenom People, Inc.(13)	Software & Tech Services	35,055	220,610	220,612
Protoscale Rubrik(13)	Software & Tech Services	25,397	598,212	598,201
Punchh(13)	Software & Tech Services	24,262	275,337	275,337
Samsara Networks, Inc.(13)	Software & Tech Services	33,451	369,998	369,998
Streamsets, Inc.(13)	Software & Tech Services	109,518	295,512	295,512
Symplr Software Intermediate Holdings, Inc.(13)	Software & Tech Services	1,196	1,160,532	1,532,404

Total U.S. Preferred Stock			6,993,227	7,495,949
U.S. Common Stock—1.20%
Neutral Connect, LLC(13) (16)	Digital Infrastructure & Services	396,513	439,931	406,704
Leeds FEG Investors, LLC(13)	Education	320	321,309	341,595
Nine Point Energy, LLC(13)	Energy	3,567,059	—	—
Health Platforms Group(13)	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition(10)(13)	Healthcare & HCIT	15,183	46	46
Healthcare Services Acquisition(10)(13) (17)	Healthcare & HCIT	28,158	281,580	287,775
INH Group Holdings(13)	Healthcare & HCIT	484,552	484,552	760,746
Aggregator, LLC(13)	Software & Tech Services	417,813	417,813	735,350
American Safety Holdings Corp.(13) (18)	Software & Tech Services	130,824	130,824	130,824

Total U.S. Common Stock			2,076,055	2,663,040
U.S. Warrants—0.13%
Fuze, Inc., expire 09/20/2029(13)	Digital Infrastructure & Services	196,328	615,168	11,505
Healthcare Services Acquisition, expire 12/31/2027(10)(13)	Healthcare & HCIT	14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027(10)(13)	Healthcare & HCIT	23,721	23,721	23,721
SBS Ultimate Holdings, LP, expire 09/18/2030(13)	Healthcare & HCIT	17,419	—	—
Alphasense, LLC, expire 05/29/2027(10)(13)	Software & Tech Services	38,346	35,185	134,593
Degreed, Inc., expire 05/31/2026(13)	Software & Tech Services	26,294	46,823	95,800
Streamsets, Inc., expire 11/25/2027(13)	Software & Tech Services	23,382	16,367	16,367

Total U.S. Warrants			737,264	281,986

Portfolio Company	Industry		Shares	Cost	Fair Value

United Kingdom Warrants—0.00%
GlobalWebIndex, Inc., expire 12/30/2027(13)	Software & Tech Services		8,832	$—	$—

Total United Kingdom Warrants				—	—

TOTAL INVESTMENTS—239.72%(19)				$539,228,460	$533,035,030

Cash Equivalents—3.16%
U.S. Investment Companies—3.16%
Blackrock T Fund I(17) (20)	Money Market Portfolio	0.01% (21)	7,022,133	$7,022,133	$7,022,133

Total U.S. Investment Companies				7,022,133	7,022,133

Total Cash Equivalents				7,022,133	7,022,133

LIABILITIES IN EXCESS OF OTHER ASSETS—(142.87%)					$(317,696,890)

NET ASSETS—100.00%					$222,360,273

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

(4)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.

(5)	Portion of security pledged as collateral for Secured Borrowings of the Fund.

(6)	CutisPharma, Inc. has been renamed to Azurity Pharmaceuticals, Inc. in 2020.

(7)	$304,934 of the funded par amount accrues interest at 10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor).

(8)	$128,492 of the funded par amount accrues interest at 9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor).

(9)	$233,055 of the funded par amount accrues interest at 7.50% (P + 4.25%; 1.00% Floor).

(10)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.

(11)	Rhode Holdings, Inc. has been renamed to Kaseya Inc. in 2020.

(12)	JHMCRN Holdings, Inc. has been renamed to McNairn Holdings Ltd. in 2020.

(13)	Non-income producing investment.

(14)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC

(15)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.

(16)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.

(17)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.

(18)	Position or portion thereof is held by REP Coinvest II Tec, LP which is held by ABPCIC Equity Holdings, LLC.

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

September 30, 2021

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. At September 30, 2021, the Fund had total Capital Commitments of $461,303,164, of which 38% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

On August 9, 2021, the Adviser established ABPCIC BE Holdings, LLC (“ABPCIC BE Holdings”), a Delaware limited liability company. ABPCIC BE Holdings is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

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

Consolidation

The Fund will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund consolidated the results of its subsidiaries (ABPCIC Funding, CLO VI, ABPCIC NC, ABPCIC Concerto, ABPCICE, ABPCIC Funding II, ABPCIC Funding III, ABPCIC Global Radar and ABPCIC BE Holdings) in its consolidated financial statements. The portion of net assets that is attributable to non-controlling interest in ABPCICE is presented as “Non-Controlling Interest in ABPCIC Equity Holdings, LLC”, a component of total equity, on the Fund’s consolidated statements of assets and liabilities. All intercompany balances and transactions have been eliminated in consolidation.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Nonaccrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2021, the Fund had certain investments held in one portfolio company on non-accrual status, which represented 0.60% and 0.16% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2020, the Fund had no investments on non-accrual status.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2021, the Fund accrued excise taxes of $0 and $0, respectively. For the three and nine months ended September 30, 2020, the Fund accrued excise taxes of $0 and $0, respectively. As of September 30, 2021, and December 31, 2020, $0 and $0, respectively, of accrued excise taxes remained payable. For the three and nine months ended September 30, 2021, the Fund accrued state taxes of $300 and $78,497, respectively. For the three and nine months ended September 30, 2020, the Fund accrued state taxes of $0 and $0, respectively.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are optional and effective from March 12, 2020 through December 31, 2022. Management is currently evaluating whether to employ the optional expedients or exceptions in ASU 2020-04, and have not used the expedients or exceptions for the nine months ended September 30, 2021.

3. Related Party Transactions

Advisory Agreement

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”), replacing the advisory agreement the Fund entered into with the Adviser on July 27, 2017 (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter is appropriately prorated. For the three and nine months ended September 30, 2021, the Fund incurred a management fee of $2,633,349 and $7,068,507, respectively, of which $448,807 and $830,042, respectively, were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2020, the Fund incurred a management fee of $1,563,422 and $4,359,381, respectively, of which $218,829 and $1,664,920, respectively, were voluntarily waived by the Adviser. As of September 30, 2021 and December 31, 2020, $2,184,542 and $1,533,338, respectively, of accrued management fee remained payable.

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

For the three and nine months ended September 30, 2021, the Fund incurred income-based incentive fees of $876,623 and $2,273,106, respectively. For the three and nine months ended September 30, 2020, the Fund incurred income-based incentive fees of $326,274 and $1,382,704, respectively, of which $0 and $486,784, respectively, were voluntarily waived by the Adviser. As of September 30, 2021 and December 31, 2020, $876,623 and $2,353,074, respectively, of accrued income-based incentive fees remained payable.

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

Since inception, no capital gains incentive fees have been incurred or are payable as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	75,724	80,694	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	—	31,875	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%

Total	$4,874,139	$3,827,318	$1,046,821

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

For the three and nine months ended September 30, 2021, the Fund accrued $20,455 and $56,190 in transfer agent fees, respectively. For the three and nine months ended September 30, 2020, the Fund accrued $13,083 and $36,390 in transfer agent fees, respectively. As of September 30, 2021 and December 31, 2020, $20,455 and $13,809, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facilities

On November 15, 2017, the Fund entered into a credit agreement (the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “HSBC Administrative Agent”). The maximum commitment amount (the “HSBC Maximum Commitment”) under the HSBC Credit Facility was initially $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund has increased the HSBC Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the lenders’ commitments (the “Commitments”) or reduce the HSBC Maximum Commitment by giving prior irrevocable written notice to the HSBC Administrative Agent. Any reduction of the HSBC Maximum Commitment shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each case, except for a termination of all the Commitments). Proceeds under the HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of September 30, 2021, the Fund is in compliance with these covenants. The Fund’s obligations under the HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

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

On July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., an affiliate of the Fund, as initial borrower, AB-Abbott Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%.

On October 15, 2020, ABPCIC Funding II entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, National Association (“U.S. Bank”), as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). As of April 16, 2021, pursuant to an amendment to the loan financing and servicing agreement (the “Synovus Loan Agreement”) among ABPCIC Funding II, the Fund, as equity holder, the Adviser, as servicer (in such capacity, the “Synovus Servicer”), the lenders referred to therein, Synovus, as facility agent, and U.S. Bank, as Synovus Collateral Agent, Synovus Collateral Custodian and Synovus Securities Intermediary, the Fund increased the commitment of the existing lender by $20,000,000 from $100,000,000 to $120,000,000 and added WebBank as an additional lender with a commitment of $30,000,000.

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

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of September 30, 2021, the Fund is in compliance with these covenants.

On March 24, 2021, ABPCIC Funding III entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the HSBC Credit Facility, the 2021 HSBC Credit Facility, and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank, as collateral agent (in such capacity, the “Natixis Collateral Agent”), collateral administrator (in such capacity, the “Natixis Collateral Administrator”) and custodian (in such capacity, the “Natixis Custodian”). In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding III, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent, the Natixis Collateral Administrator and the Natixis Custodian, (ii) the account control agreement (the “Natixis Account Control Agreement”) among ABPCIC Funding III, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “Natixis Securities Intermediary”), (iii) the collateral management agreement (the “Natixis Collateral Management Agreement”), between ABPCIC Funding III and the Adviser, as collateral manager (in such capacity, the “Natixis Collateral Manager”), (iv) the collateral administration agreement (the “Natixis Collateral Administration Agreement”), among ABPCIC Funding III, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement (the “Natixis Transfer Agreement”) between ABPCIC Funding III and the Fund.

The Natixis Credit Facility provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the Natixis Credit Agreement will bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 24, 2031 (or such later date mutually agreed to by ABPCIC Funding III and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under the Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

On July 1, 2021, ABPCIC Funding III entered into an amendment to the Natixis Credit Agreement providing for, among other things, an upsize of the aggregate principal amount of the commitments under the Natixis Credit Agreement from $100,000,000 to $150,000,000.

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of September 30, 2021 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$18,000,000	$32,000,000	$18,000,000
Synovus	150,000,000	114,300,000	35,700,000	114,300,000
Natixis	150,000,000	132,400,000	17,600,000	132,400,000

Total	$350,000,000	$264,700,000	$85,300,000	$264,700,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2020 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$46,000,000	$4,000,000	$46,000,000
Synovus	100,000,000	84,700,000	15,300,000	84,700,000

Total	$150,000,000	$130,700,000	$19,300,000	$130,700,000

As of September 30, 2021 and December 31, 2020, deferred financing costs were $2,282,355 and $1,648,701, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of September 30, 2021 and December 31, 2020 were as follows:

September 30, 2021
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$177,402,350
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,888,096
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,882,591
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $22,974 and $953,989, respectively, as of September 30, 2021 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three and nine months ended September 30, 2021, the Fund incurred collateral management fees of $464,717 and $1,378,975, respectively, which were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2020, the Fund incurred collateral management fees of $462,788 and $1,380,737, respectively, which were voluntarily waived by the Adviser.

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

On September 29, 2020, the Fund entered into a sale/buy-back agreement with Macquarie US Trading LLC (“Macquarie”), and pursuant to the agreement, the Fund assigned certain assets to Macquarie, with a corresponding repurchase obligation at an agreed upon price within 30 days after the sale date (the “Macquarie Sale/Buy-Back”). The Macquarie Sale/Buy-Back had a funding cost of 1.25 bps per day and was not subject to any additional fees. On January 14, 2021, the Fund repurchased the assets it assigned to Macquarie pursuant to the Macquarie Sale/Buy-Back. As of September 30, 2021, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $0. As of December 31, 2020, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $18,870,856, with a maturity of less than thirty days. Interest expense on Secured Borrowings for the three and nine months ended September 30, 2021, were $0 and $30,665, respectively.

There were no Secured Borrowings outstanding as of September 30, 2021.

Secured Borrowings outstanding as of December 31, 2020 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Businessolver.com, Inc.	12/23/2020	60 days or less from trade date	1.25	$5,312,058
Medbridge Holdings, LLC	12/23/2020	60 days or less from trade date	1.25	7,710,514
Higginbotham Insurance Agency, Inc.	12/23/2020	60 days or less from trade date	1.25	5,848,284

				$18,870,856

As of September 30, 2021 and December 31, 2020, outstanding borrowings under the Revolving Credit Facilities, Notes and Secured Borrowings were $476,873,037 and $360,908,354, respectively.

For the three and nine months ended September 30, 2021 and September 30, 2020, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Interest and borrowing expenses	$2,906,893	$1,434,018	$7,482,064	$5,509,431
Commitment fees	117,944	16,445	277,805	55,592
Amortization of discount, debt issuance and deferred financing costs	773,178	303,255	1,905,402	775,460

Total	$3,798,015	$1,753,718	$9,665,271	$6,340,483

Weighted average interest rate (1)	2.49%	2.33%	2.50%	3.04%
Average outstanding balance	$463,169,565	$244,838,696	$399,802,275	$242,281,387

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

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

For certain investments, the Fund uses the net asset value of these investments as a practical expedient to determine their fair value. Due to the uncertainty inherent in valuing such positions, their estimated values could differ significantly from the values that could have been used had a ready market for such positions existed.

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

In determining the fair value of the Fund’s Level 3 debt and equity positions, the Adviser and the independent valuation firms use the following factors where relevant: loan to value (“LTV”) based on an enterprise value determined using the original purchase price, public equity comparable, recent M&A transaction, and a discounted cash flow (“DCF”) analysis, and yields from comparable loans, comparable high yield bonds, high yield indexes and loan indexes(“comparable yields”).

Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.

The following tables summarize the valuation of the Fund’s investments as of September 30, 2021:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$12,984,533	$—	$—	$12,984,533

Total assets	$12,984,533	$—	$—	$12,984,533

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$689,904,581	$689,904,581
2nd Lien/Junior Secured Debt	—	—	11,515,230	11,515,230
Preferred Stock	—	—	12,602,238	12,602,238
Common Stock	279,327	—	2,710,935	2,990,262
Warrants	15,656	—	1,085,549	1,101,205
Investments valued at NAV				1,528,180

Total assets	$294,983	$—	$717,818,533	$719,641,696

*	See consolidated schedule of investments for industry classifications.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2020:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$7,022,133	$—	$—	$7,022,133

Total assets	$7,022,133	$—	$—	$7,022,133

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$511,197,686	$511,197,686
2nd Lien/Junior Secured Debt	—	—	11,396,369	11,396,369
Preferred Stock	—	—	7,495,949	7,495,949
Common Stock	287,775	—	2,375,265	2,663,040
Warrants	—	—	281,986	281,986

Total assets	$287,775	$—	$532,747,255	$533,035,030

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2021:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of January 1, 2021	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255
Purchases (including PIK)	284,155,354	—	879,523	3,602,918	218,049	288,855,844
Sales and principal payments	(106,207,845)	—	—	(467,356)	—	(106,675,201)
Realized Gain (Loss)	(453,164)	—	157,444	192,020	(615,168)	(718,868)
Net Amortization of Premium/Discount	2,564,778	19,820	—	—	—	2,584,598
Transfers In	—	—	—	—	—	—
Transfers Out	(8,354,187)	—	(735,350)	—	(23,721)	(9,113,258)
Net Change in Unrealized Appreciation (Depreciation)	7,001,959	99,041	34,053	1,778,707	1,224,403	10,138,163

Balance as of September 30, 2021	$689,904,581	$11,515,230	$2,710,935	$12,602,238	$1,085,549	$717,818,533

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$6,410,045	$99,041	$34,053	$1,778,707	$644,461	$8,966,307

For the nine months ended September 30, 2021, amounts of $8,354,187 were transferred out of Level 3 to Level 2 due to the improved transparency of the price inputs used in the valuation of these positions. Amounts of $23,721 were transferred out of Level 3 to Level 1 as readily observable prices are now available for these positions. Further amounts of $735,350 were transferred out of Level 3 but into no other level; these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3. There were no transfers into Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2020:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of January 1, 2020	$318,300,993	$7,620,547	$1,518,353	$4,861,847	$631,366	$332,933,106
Purchases (including PIK)	279,269,615	3,652,564	170,276	2,573,882	105,898	285,772,235
Sales and principal payments	(95,946,474)	—	—	(777,440)	—	(96,723,914)
Realized Gain (Loss)	20,809	—	—	548,560	—	569,369
Net Amortization of Premium/Discount	2,441,903	13,547	—	—	—	2,455,450
Transfers In	12,092,212	—	—	—	—	12,092,212
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(4,981,372)	109,711	686,636	289,100	(455,278)	(4,351,203)

Balance as of December 31, 2020	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(5,261,160)	$109,711	$686,636	$289,100	$(455,278)	$(4,630,991)

For the year ended December 31, 2020, there were transfers of $12,092,212 from Level 2 to Level 3 fair value measurements for the Fund due to lack of observability and liquidity. There were no transfers from Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2021 and December 31, 2020, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of September 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$634,297,394	Market Yield Analysis	Market Yield	4.4% - 14.4% (7.5%)	Decrease
	3,603,187	Market Approach	EBITDA Multiple	3.2x	Increase
	1,122,993	Liquidation Value	Recovery Rate	24.9%	Increase
	50,881,007	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	11,515,230	Market Yield Analysis	Market Yield	8.2% - 9.9% (9.5%)	Decrease
Common Stock	1,872,014	Market Approach	EBITDA Multiple	9.0x - 16.0x (12.4x)	Increase
	161,809	Market Approach	Revenue Multiple	56.9x	Increase
	397,654	Market Approach	Network Cashflow Multiple	40.0x	Increase
	279,458	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	4,788,456	Market Approach	EBITDA Multiple	3.2x - 17.8x (9.7x)	Increase
	6,992,386	Market Approach	Revenue Multiple	3.5x - 23.0x (10.4x)	Increase
	821,396	Recent Purchase	Purchase Price	N/A	N/A
Warrants	1,085,549	Market Approach	Revenue Multiple	2.9x - 17.2x (10.6x)	Increase

Total Assets	$717,818,533

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$329,808,025	Market Yield Analysis	Market Yield	5.0% - 18.5% (7.8%)	Decrease
	6,586,623	Market Approach	EBITDA Multiple	1.9x - 10.2x (4.0x)	Increase
	10,538,095	Expected Repayment	Redemption Price	N/A	Increase
	13,914,273	Recent Transaction	Transaction Price	N/A	N/A
	150,350,670	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	7,740,139	Market Yield Analysis	Market Yield	8.6% - 9.0% (8.9%)	Decrease
	3,656,230	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	1,233,165	Market Approach	EBITDA Multiple	10.0x - 16.0x (14.1x)	Increase
	735,350	Market Approach	Recurring Revenue Multiple	5.0x	Increase
	406,750	Recent Transaction	Transaction Price	N/A	N/A
Preferred Stock	2,751,077	Market Approach	EBITDA Multiple	8.3x - 13.6x (11.8x)	Increase
	2,214,811	Market Approach	Revenue Multiple	8.9x - 23.1x (13.5x)	Increase
	438,190	Recent Transaction	Transaction Price	N/A	N/A
	2,091,871	Recent Purchase	Purchase Price	N/A	N/A
Warrants	146,098	Market Approach	Revenue Multiple	4.5x - 10.7x (10.2x)	Increase
	95,800	Recent Transaction	Transaction Price	N/A	N/A
	40,088	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$532,747,255

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2021 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$177,402,350	$179,091,000	$—	$—	$179,091,000
Class A-2A Senior Secured Notes	24,888,096	25,500,000	—	—	25,500,000
Class A-2B Senior Secured Notes	9,882,591	10,472,375	—	—	10,472,375

Total	$212,173,037	$215,063,375	$—	$—	$215,063,375

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $22,974 and $953,989 as of September 30, 2021 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of September 30, 2021, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of September 30, 2021:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,815	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	—
Activ Software Holdings, LLC,	Revolver	05/04/2027	648,837	—
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	—
Alphasense, Inc.	Delayed Draw Term Loan	12/22/2021	1,291,943	(6,460)
Alphasense, Inc.	Revolver	05/29/2024	872,355	(4,362)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
AmerCareRoyal, LLC	Delayed Draw Term Loan	10/26/2021	$90,365	$—
American Physician Partners, LLC	Revolver	12/21/2021	97,681	—
AMI US Holdings, Inc.	Revolver	04/01/2024	656,763	—
Analogic Corporation	Revolver	06/22/2023	213,889	(7,486)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(2,897)
Avetta, LLC	Revolver	04/10/2024	494,396	—
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,299	—
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	(2,147)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	321,733	(804)
BusinessSolver.com, Inc.	Revolver	05/15/2023	323,529	—
Captain D’s, Inc.	Revolver	12/15/2023	195,053	—
Caregiver 2, Inc.	Delayed Draw Term Loan	03/10/2023	1,052,115	(18,412)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	12/31/2022	2,443,965	—
Coding Solutions Acquisition, Inc.	Revolver	12/31/2025	46,552	—
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	2,159,533	(21,595)
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	604,669	(12,093)
Cybergrants Holdings, LLC	Delayed Draw Term Loan	09/08/2023	1,151,751	(8,638)
Cybergrants Holdings, LLC	Revolver	09/08/2027	1,151,751	(17,276)
Datacor, Inc.	Delayed Draw Term Loan	12/28/2022	772,619	(2,704)
Datacor, Inc.	Revolver	12/26/2025	643,849	(3,219)
Degreed, Inc.	Delayed Draw Term Loan	03/24/2023	1,391,394	—
Degreed, Inc.	Revolver	05/31/2025	417,813	(1,045)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2022	1,053,759	(121,182)
Dillon Logistics, Inc.	Revolver	12/11/2023	30,562	(22,952)
Dispatch Track, LLC	Revolver	12/17/2024	301,930	—
Engage2Excel, Inc.	Revolver	03/07/2023	9,423	(118)
EnterpriseDB Corporation	Revolver	06/22/2026	1,012,902	(2,532)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	642,451	—
EvolveIP, LLC	Revolver	06/07/2023	566,868	—
Exterro, Inc.	Revolver	05/31/2024	247,500	—
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	—
Faithlife, LLC	Revolver	09/18/2025	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2022	1,609,623	(40,241)
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	1,609,623	(40,241)
Fatbeam, LLC	Revolver	02/22/2026	643,849	(16,096)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	(1,899)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	12/30/2022	1,339,088	(2,717)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	412,270	—
Fuze, Inc.	Revolver	09/20/2024	1,111,471	(13,893)
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	811,231	(8,112)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(5,408)
GHA Buyer, Inc.	Delayed Draw Term Loan	12/14/2021	58,528	—
GHA Buyer, Inc.	Revolver	06/24/2025	951,077	—
Global Radar Holdings, LLC	Revolver	12/31/2025	116,379	—
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2021	3,683,720	(119,721)
Greenhouse Software, Inc.	Revolver	03/01/2027	1,232,251	(9,242)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	456,698	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	11/25/2022	307,862	—
Iodine Software, LLC	Revolver	05/19/2027	1,315,128	(6,576)
Kaseya, Inc.	Delayed Draw Term Loan	09/08/2023	596,401	—
Kaseya, Inc.	Revolver	05/02/2025	375,990	—
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	815,162	(30,568)
MBS Holdings, Inc.	Revolver	04/16/2027	974,169	(9,742)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,146,856	—
Medical Management Resource Group, LLC	Delayed Draw Term Loan	09/30/2023	1,582,075	(15,821)
Medical Management Resource Group, LLC	Revolver	09/30/2026	316,415	(6,328)
MedMark Services, Inc.	Delayed Draw Term Loan	06/11/2023	780,246	(1,951)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Metametrics, Inc.	Revolver	09/10/2025	$651,183	$—
Moon Buyer, Inc.	Delayed Draw Term Loan	10/21/2022	4,538,792	—
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	3,199,307	(7,998)
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,194,419	(5,972)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	03/23/2022	1,655,707	—
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	—
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(1,147)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	—
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(5,241)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,097)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	234,363	—
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	—
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	12/18/2022	2,484,335	—
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	—
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	442,112	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(12,329)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/12/2023	1,922,732	(19,227)
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(25,636)
SCA Buyer, LLC	Revolver	01/20/2026	515,079	(1,288)
SecureLink, Inc.	Revolver	10/01/2025	439,523	(1,099)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(2,081)
Sirsi Corporation	Revolver	03/15/2024	553,741	(1,384)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	—
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	—
Smile Brands, Inc.	Revolver	10/12/2025	254,808	(1,274)
Streamsets, Inc.	Revolver	11/25/2024	350,524	(11,392)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Sundance Group Holdings, Inc	Delayed Draw Term Loan	07/02/2023	3,547,253	(70,945)
Sundance Group Holdings, Inc	Revolver	07/02/2027	1,418,901	(28,378)
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(1,690)
Sysnet North America, Inc.	Delayed Draw Term Loan	12/30/2021	3,863,094	(28,973)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	08/13/2022	6,332,106	(15,830)
TA/WEG Holdings, LLC	Revolver	10/04/2027	94,982	(475)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(4,362)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(2,984)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	586,952	(2,935)
Thrive Buyer, Inc	Revolver	01/22/2027	750,834	—
Thrive Buyer, Inc.	Delayed Draw Term Loan	06/30/2023	3,376,678	—
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	3,913,836	(39,138)
TRGRP, Inc.	Revolver	11/01/2023	333,333	—
Ungerboeck Systems International, LLC	Revolver	04/30/2027	161,195	—
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	1,181,889	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	2,327,586	(52,371)
Vectra AI, Inc.	Revolver	03/18/2026	232,759	(5,237)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	10/19/2022	734,504	(11,017)
ZBS Alliance Animal Health, LLC	Delayed Draw Term Loan	06/02/2023	2,342,556	(35,138)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	680,340	(10,205)

Total 1st Lien/Senior Secured Debt			112,017,173	(992,321)

Foundation Risk Partners, Corp.	Delayed Draw Term Loan	12/30/2022	1,256,896	—

Total 2nd Lien/Senior Secured Debt			1,256,896	—

Total			$113,274,069	$(992,321)

The Fund had the following unfunded commitments by investment types as of December 31, 2020:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	1,659,057	(49,772)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	(12,443)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	(22,337)
Alphasense, Inc.	Delayed Draw Term Loan	12/22/2021	1,937,915	—
Alphasense, Inc.	Revolver	05/29/2024	872,355	—
American Physician Partners, LLC	Revolver	12/21/2021	97,681	(3,907)
AMI US Holdings, Inc.	Revolver	04/01/2024	306,489	(4,597)
Analogic Corporation	Revolver	06/22/2023	213,889	(7,486)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(7,726)
Avetta, LLC	Revolver	04/10/2024	494,396	(9,888)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	05/17/2021	482,932	(9,659)
Azurity Pharmaceuticals, Inc.	Revolver	03/21/2023	482,932	(9,659)
Banneker V Acquisition, Inc.	Delayed Draw Term Loan	12/04/2021	1,037,198	(20,744)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	(5,186)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	1,288,304	(19,325)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	(4,295)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	321,733	(12,870)
Businesssolver.com, Inc.	Revolver	05/15/2023	323,529	—
Captain D’s, Inc.	Revolver	12/15/2023	51,331	(513)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	12/31/2022	2,443,965	(24,440)
Coding Solutions Acquisition, Inc	Revolver	12/31/2025	96,983	(1,939)
Datacor Holdings, Inc.	Revolver	12/26/2025	643,849	(12,877)
Datacor Holdings, Inc.	First Lien Delayed Draw Term Loan	12/28/2022	2,575,396	(25,754)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	1,053,759	(160,698)
Dillon Logistics, Inc.	Revolver	12/11/2023	215,110	(116,160)
Dispatch Track, LLC	Revolver	12/17/2024	301,930	(3,020)
E2open LLC	Revolver	11/26/2024	72,652	—
Engage2Excel, Inc.	Revolver	03/07/2023	119,353	(4,774)
EnterpriseDB Corporation	Revolver	06/21/2024	696,355	(6,964)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	05/17/2021	839,091	(4,195)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	642,451	(9,636)
EvolveIP, LLC	Revolver	06/07/2023	566,868	(8,503)
Exterro, Inc.	Revolver	05/31/2024	247,500	(1,238)
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	(26,580)
Faithlife, LLC	Revolver	09/18/2025	279,053	(5,581)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	(4,430)
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	12/30/2022	2,932,758	(29,327)
Fuze, Inc.	Delayed Draw Term Loan	09/20/2021	1,814,240	(7,439)
Fuze, Inc.	Revolver	09/20/2024	1,295,886	(18,531)
GHA Buyer, Inc.	Fifth Amendment Delayed Draw Term loan	12/14/2021	58,528	—
GHA Buyer, Inc.	Revolver	06/24/2025	951,077	—
Global Radar Holdings, LLC	Revolver	12/31/2025	581,896	(11,637)
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2021	3,683,720	(36,837)
GS AcquisitionCo, Inc.	Fourth Delayed Draw Term Loan	12/02/2021	498,802	(3,741)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	382,916	(5,743)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	11/25/2022	1,671,253	(12,535)
INH Buyer, Inc.	Revolver	01/31/2024	205,858	(3,088)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	481,201	(6,015)
Kaseya Inc.	Revolver	05/02/2025	191,755	(3,835)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	$1,445,322	$(36,133)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(27,524)
Metametrics, Inc.	Revolver	09/10/2025	651,183	(13,024)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	06/09/2022	3,062,613	(15,313)
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,225,045	(24,501)
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	(3,956)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	09/30/2021	1,001,811	(23,794)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	328,125	(42,656)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(10,322)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(6,167)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(6,989)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,795)
PF Growth Partners, LLC	Delayed Draw Term Loan	07/11/2021	240,285	(4,806)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	1,767,548	(35,351)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	322,749	(6,455)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	234,363	(2,343)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	(2,929)
Real Capital Analytics, Inc.	Revolver	10/02/2024	694,740	—
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	03/19/2021	1,326,335	—
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	442,112	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)
SecureLink, Inc	Revolver	10/01/2025	439,523	(6,593)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(33,292)
Sirsi Corporation	Revolver	03/15/2024	553,741	(6,921)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(20,405)
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(9,974)
Smile Brands, Inc.	Revolver	10/12/2023	254,808	(4,459)
Star2star Communications, LLC	Delayed Draw Term Loan	03/11/2022	640,576	—
Star2star Communications, LLC	Revolver	03/13/2025	960,864	—
Streamsets, Inc.	Revolver	11/25/2024	350,524	(9,737)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(7,887)
Sysnet North America, Inc	Delayed Draw Term Loan B1	12/30/2021	3,863,094	(57,946)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(13,429)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	1,148,009	(13,432)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	690,532	(12,084)
Theranest, LLC	Revolver	07/24/2023	428,571	(10,714)
TRGRP, Inc.	Revolver	11/01/2023	333,333	(6,666)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Women’s Health USA, Inc.	Revolver	10/09/2023	175,583	(2,195)
ZBS Alliance Animal Health, LLC	First Amendment Delayed Draw Term Loan	10/19/2022	2,253,772	(45,076)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	226,780	(4,536)

Total 1st Lien/Senior Secured Debt			76,225,252	(1,297,537)

Foundation Risk Partners, Corp.	2nd Lien Delayed Draw Term Loan	12/30/2022	1,256,896	(14,140)

Total 2nd Lien/Senior Secured Debt			1,256,896	(14,140)

Total			$77,482,148	$(1,311,677)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At September 30, 2021 the Fund had total Capital Commitments of $461,303,164, of which 38% is unfunded. At December 31, 2020, the Fund had total Capital Commitments of $447,843,050, of which 52% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2021 and September 30, 2020:

	For the nine months ended September 30, 2021		For the nine months ended September 30, 2020
Quarter Ended	Shares	Amount	Shares	Amount
March 31	4,001,981	$37,708,999	4,876,625	$41,844,852
June 30	1,637,964	$15,687,764	—	—
September 30	1,632,591	$15,930,053	—	—

Total capital drawdowns	7,272,536	$69,326,816	4,876,625	$41,844,852

Distributions

The following tables reflect the distributions declared on Shares during the nine months ended September 30, 2021 and September 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2021	3/29/2021	4/28/2021	$0.16	$4,358,022
6/28/2021	6/28/2021	7/22/2021	$0.16	$4,555,484
9/28/2021	9/28/2021	10/26/2021	$0.17	$4,942,950

				$13,856,456

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2020	3/27/2020	4/29/2020	$0.24	$3,551,533
6/26/2020	6/26/2020	7/29/2020	$0.13	$2,572,039
9/28/2020	9/28/2020	10/28/2020	$0.15	$2,925,160

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

The following tables summarize Shares distributed pursuant to the DRIP during the nine months ended September 30, 2021 and September 30, 2020 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2021	3/29/2021	3/31/2021	229,904	$2,167,568
6/28/2021	6/28/2021	6/30/2021	241,688	$2,332,651
9/28/2021	9/28/2021	9/30/2021	265,157	$2,587,811

			736,749	$7,088,030

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2020	3/27/2020	3/31/2020	225,117	$1,931,666
6/26/2020	6/26/2020	7/29/2020	152,049	$1,321,289
9/28/2020	9/28/2020	9/30/2020	165,917	$1,512,599

			543,083	$4,765,554

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

On August 27, 2021, the Fund commenced a General Tender (the “Q3 2021 Tender Offer”) for up to 684,540.65 Shares (the “Q3 2021 Tender Offer Cap”) tendered prior to September 30, 2021. Stockholders who tendered Shares in the Q3 2021 Tender Offer received, at the expiration of the Q3 2021 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the Purchase Price. The Purchase Price for the Q3 2021 Tender Offer was $9.76 per Share and the Q3 2021 Tender Offer expired on September 30, 2021.

The following table summarizes Shares purchased during the nine months ended September 30, 2021:

Quarter Ended	Payment Date	Shares	Dollar Amount
March 31	May 6, 2021	1,173,288	$11,061,881
June 30	August 9, 2021	1,162,555	11,220,395
September 30	November 9, 2021	887,497	8,661,434

		3,223,340	$30,943,710

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets from operations	$7,911,569	$11,405,586	$24,755,158	$634,361
Weighted average common shares outstanding	28,094,084	19,882,995	27,308,710	18,105,602
Earnings per common share-basic and diluted	$0.28	$0.57	$0.91	$0.04

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the nine months ended September 30, 2021 and September 30, 2020:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Per Share Data:(1)(2)
Net asset value, beginning of period	$9.35	$9.88
Net investment income (loss)	0.51	0.50
Net realized and unrealized gains (losses) on investments	0.39	(0.74)

Net increase (decrease) in net assets resulting from operations	0.90	(0.24)

Distributions to stockholders(3)	(0.49)	(0.52)

Net asset value, end of period	$9.76	$9.12
Shares outstanding, end of period	28,561,167	20,047,109
Total return at net asset value before incentive fees(4)(5)	10.56%	(1.65)%
Total return at net asset value after incentive fees(4)(5)	9.72%	(2.17)%

Ratio/Supplemental Data:
Net assets, end of period	$278,729,470	$182,758,430
Ratio of total expenses to weighted average net assets(6)	11.93%	11.96%
Ratio of net expenses to weighted average net assets(6)(7)	11.37%	10.38%
Ratio of net investment income (loss) before waivers to weighted average net assets(6)	7.26%	6.23%
Ratio of net investment income (loss) after waivers to weighted average net assets(6)(7)	7.83%	7.81%
Ratio of interest and credit facility expenses to weighted average net assets(6)	5.04%	5.02%
Ratio of incentive fees to weighted average net assets(5)	0.89%	0.82	%(8)
Portfolio turnover rate(5)	18.56%	11.23%
Asset coverage ratio(9)	158%	173%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest in ABPCICE.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)

For the nine months ended September 30, 2021 and September 30, 2020, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser received reimbursement payments from the Fund and/or reimbursed the Fund for operating expenses as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 1.15% and 2.71% for the nine months ended September 30, 2021 and September 30, 2020, respectively.

(8)	Ratio of incentive fees to weighted average net assets calculated before the voluntary waiver of incentive fees by the Adviser.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements, other than as described below.

On November 5, 2021, pursuant to an amendment to Natixis Credit Agreement, the Fund increased the commitment of the existing lender by $75,000,000 from $150,000,000 to $225,000,000.

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

•	pandemics or other serious public health events, such as the [recent] global outbreak of a novel strain of the coronavirus, commonly known as “COVID-19”;

•	a contraction of available credit and/or an inability to access the equity markets could impair the Fund’s lending and investment activities;

•	interest rate volatility could adversely affect the Fund’s results, particularly if the Fund elects to use leverage as part of its investment strategy;

•	the Fund’s future operating results;

•	the Fund’s business prospects and the prospects of the Fund’s portfolio companies;

•	the Fund’s contractual arrangements and relationships with third parties;

•	the ability of the Fund’s portfolio companies to achieve their objectives;

•	competition with other entities and the Fund’s affiliates for investment opportunities;

•	the speculative and illiquid nature of the Fund’s investments;

•	the use of borrowed money to finance a portion of the Fund’s investments;

•	the adequacy of the Fund’s financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of the Fund’s portfolio companies;

•	the ability of the Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•

the Fund’s ability to qualify and maintain its qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and

•

the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

As of September 30, 2021, the Fund was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Fund was not in default of any of the covenants under the Revolving Credit Facilities as of September 30, 2021. However, any increase in unrealized depreciation of the Fund’s investment portfolio or further significant reductions in the Fund’s net asset value as a result of the effects of the COVID-19 pandemic or otherwise may increase the risk of breaching the relevant covenants and requirements.

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

The Private Offering

The Fund enters into separate subscription agreements with investors providing for the private placement of its common stock (the “Shares”) in reliance on exemptions from the registration requirements of the Securities. Each investor makes a Capital Commitment to purchase Shares pursuant to a subscription agreement. Investors are required to make capital contributions to purchase Shares each time the Fund delivers a capital call notice, which is issued based on the Fund’s anticipated investment activities and capital needs, delivered at least 10 business days prior to the required funding date, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. Generally, purchases of the Fund’s Shares are made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment (“Remaining Commitment”), at a per-Share price equal to the net asset value per share of the Fund’s common stock subject to any adjustments. Pursuant to the Private Offering, the Fund’s initial closing occurred on September 29, 2017.

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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
Investments in Portfolio Companies	$(89,042,124	)(1)	$(18,223,070	)(2)	$(233,851,475	)(3)	$(79,637,229	)(4)
Draw Downs Against Revolvers and Delayed Draw Term Loans	(13,777,724)		(4,163,360)		(54,385,918)		(39,461,838)
Principal Repayments	35,971,943	(5)	23,097,505	(6)	80,933,895	(7)	41,261,446	(8)
Sales	11,873,610		92,814		35,267,460		1,876,870

Net Repayments (Investments)	$(54,974,295)		$803,889		$(172,036,038)		$(75,960,751)

(1)	Includes investments in 24 portfolio companies.
(2)	Includes investments in 7 portfolio companies.
(3)	Includes investments in 52 portfolio companies.
(4)	Includes investments in 25 portfolio companies.
(5)	Includes $3,010,887 in revolver and delayed draw term paydowns.
(6)	Includes $5,105,050 in revolver and delayed draw term paydowns.
(7)	Includes $6,925,843 in revolver and delayed draw term paydowns.
(8)	Includes $13,391,142 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2021:

	As of September 30, 2021
	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$688,587,414	90.30%	$689,904,581	89.82%	8.13%
Second Lien Junior Secured Debt	11,335,489	1.49	11,515,230	1.50	8.14%
Preferred Stock	10,320,809	1.35	12,602,238	1.64	—
Common Stock	3,454,614	0.46	4,518,442	0.59	—
Warrants	340,145	0.04	1,101,205	0.14	—
Cash and cash equivalents	48,494,960	6.36	48,494,960	6.31	—

Total	$762,533,431	100%	$768,136,656	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$518,106,245	92.25%	$511,197,686	92.03%	8.50%
Second Lien Junior Secured Debt	11,315,669	2.01	11,396,369	2.05	10.04%
Preferred Stock	6,993,227	1.25	7,495,949	1.35	—
Common Stock	2,076,055	0.37	2,663,040	0.48	—
Warrants	737,264	0.14	281,986	0.05	—
Cash and cash equivalents	22,410,622	3.98	22,410,622	4.04	—

Total	$561,639,082	100%	$555,445,652	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020
Number of portfolio companies	127	123
Percentage of debt bearing a floating rate(1)	100.00%	100.00%
Percentage of debt bearing a fixed rate(1)	0.00%	0.00%

(1)	Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost of the Fund’s performing and non-accrual debt investments as of September 30, 2021:

	As of September 30, 2021
	Amortized Cost	Percentage at Amortized Cost
Performing	$695,647,540	99.39%
Non-accrual	4,275,363	0.61

Total	$699,922,903	100%

The following table shows the amortized cost of the Fund’s performing and non-accrual debt investments as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost
Performing	$529,421,914	100%
Non-accrual	—	—

Total	$529,421,914	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of September 30, 2021 the Fund had three investments that were in non-accrual status. As of December 31, 2020, the Fund had no investments there were in non-accrual status.

The following table shows the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of September 30, 2021 and December 31, 2020 (with corresponding percentage of total portfolio investments):

	As of September 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Business Services	$66,267,795	9.28%	$67,271,197	9.35%
Consumer Non-Cyclical	25,537,016	3.58	25,164,705	3.50
Digital Infrastructure & Services	76,248,226	10.68	77,320,166	10.74
Consumer Discretionary	8,867,603	1.24	8,977,573	1.25
Energy	9,835,641	1.38	9,914,743	1.38
Financials	6,026,862	0.84	6,049,053	0.84
Healthcare & HCIT	196,027,787	27.45	195,827,000	27.21
Software & Tech Services	320,758,408	44.92	327,668,732	45.53
Transport & Logistics	4,469,133	0.63	1,448,527	0.20

	$714,038,471	100%	$719,641,696	100%

	As of December 31, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$39,299,593	7.29%	$38,887,140	7.30%
Consumer Non-Cyclical	10,215,267	1.89	9,866,617	1.85
Digital Infrastructure & Services	28,828,092	5.35	28,732,616	5.39
Education	9,177,391	1.70	9,108,599	1.71
Energy	21,301,663	3.95	19,283,664	3.62
Financial Services	8,525,237	1.58	8,527,428	1.60
Healthcare & HCIT	157,164,560	29.15	154,546,234	28.99
Software & Tech Services	255,942,203	47.46	257,378,914	48.28
Transport & Logistics	8,774,454	1.63	6,703,818	1.26

	$539,228,460	100%	$533,035,030	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Total investment income	$13,575,797	$7,968,277	$36,834,985	$22,966,116
Total expenses	9,003,814	4,731,686	23,824,600	15,790,776

Reimbursement payments to Adviser	538,189	998,880	1,280,302	1,751,021
Expense reimbursement from Adviser	—	—	—	(89,757)
Waived collateral management fees	(464,717)	(462,788)	(1,378,975)	(1,380,737)
Waived management fees	(448,807)	(218,829)	(830,042)	(1,664,920)
Waived incentive fees	—	—	—	(486,784)

Net investment income before taxes	4,947,318	2,919,328	13,939,100	9,046,517
Income tax expense, including excise tax	300	—	78,497	—

Net investment income after tax	4,947,018	2,919,328	13,860,603	9,046,517
Net realized and change in unrealized appreciation (depreciation) on investments	2,964,819	8,486,258	10,894,835	(8,412,156)

Net increase in net assets resulting from operations	$7,911,837	$11,405,586	$24,755,438	$634,361
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$268	$—	$280	$—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$7,911,569	$11,405,586	$24,755,158	$634, 361

Investment Income

During the three months ended September 30, 2021, the Fund’s investment income was comprised of $12,853,085 of interest income, which includes $915,074 from the net amortization of premium and accretion of discounts, $374,624 of payment-in-kind interest, $62,570 of dividend income, and other fee income of $285,518. The increase in net investment income during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 can primarily be attributed to an increase in gross assets, partially offset by a decrease in LIBOR.

During the three months ended September 30, 2020, the Fund’s investment income was comprised of $7,592,653 of interest income, which includes $535,934 from the net amortization of premium and accretion of discounts, $279,404 of payment-in-kind interest and other fee income of $96,220.

During the nine months ended September 30, 2021, the Fund’s investment income was comprised of $35,074,979 of interest income, which includes $2,595,561 from the net amortization of premium and accretion of discounts, $1,080,232 of payment-in-kind interest, $62,570 of dividend income, and other fee income of $617,204. The increase in net investment income during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 can primarily be attributed to an increase in gross assets, partially offset by a decrease in LIBOR.

During the nine months ended September 30, 2020, the Fund’s investment income was comprised of $21,927,281 of interest income, which includes $1,495,895 from the net amortization of premium and accretion of discounts, $641,304 of payment-in-kind interest and other fee income of $397,531.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Interest and borrowing expenses	$3,798,015	$1,753,718	$9,665,271	$6,340,483
Management fees	2,633,349	1,563,422	7,068,507	4,359,381
Professional fees	484,133	339,664	1,547,856	1,220,261
Collateral management fees	464,717	462,788	1,378,975	1,380,737
Income-based incentive fee	876,623	326,274	2,273,106	1,382,704
Administration and custodian fees	185,508	95,391	526,395	286,900
Insurance expenses	140,901	25,998	476,757	138,162
Directors’ fees	50,000	50,000	150,000	150,000
Transfer agent fees	20,455	13,083	56,190	36,390
Other expenses	350,113	101,348	681,543	495,758

Total expenses	9,003,814	4,731,686	23,824,600	15,790,776
Reimbursement payments to Adviser	538,189	998,880	1,280,302	1,751,021
Expense reimbursement from Adviser	—	—	—	(89,757)
Waived collateral management fees	(464,717)	(462,788)	(1,378,975)	(1,380,737)
Waived management fees	(448,807)	(218,829)	(830,042)	(1,664,920)
Waived incentive fees	—	—	—	(486,784)
Income tax expense, including excise tax	300	—	78,497	—

Net expenses	$8,628,779	$5,048,949	$22,974,382	$13,919,599

Interest and Borrowing Expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction. The Fund first drew on the HSBC Credit Facility on November 15, 2017, the Synovus Credit Facility on October 15, 2020 and the Natixis Credit Facility on March 24, 2021. As of September 30, 2021, there were outstanding balances of $18,000,000, $114,300,000 and $132,400,000 on the HSBC Credit Facility, Synovus Credit Facility and the Natixis Credit Facility, respectively. As of December 31, 2020, there were outstanding balances of $46,000,000 and $84,700,000 on the HSBC Credit Facility and Synovus Credit Facility, respectively, and an outstanding balance of $18,870,856 in Secured Borrowings. The outstanding amount on the Notes is $212,173,037, net of unamortized discount and debt issuance costs as of September 30, 2021. The outstanding amount on the Notes was $211,337,498, net of unamortized discount and debt issuance costs as of December 31, 2020.

Interest and borrowing expenses for the three months ended September 30, 2021 and September 30, 2020 were $3,798,015 and $1,753,718, respectively. Interest and borrowing expenses for the nine months ended September 30, 2021 and September 30, 2020 were $9,665,271 and $6,340,483, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 2.49% and 2.33% for the three months ended September 30, 2021 and September 30, 2020, respectively. The increase in interest and borrowing expenses during the three and nine months ended September 30, 2021 compared to the three months ended September 30, 2020 can primarily be attributed to an increase in debt outstanding, partially offset by a decrease in LIBOR.

Management Fee

The gross management fee expenses for the three months ended September 30, 2021 and September 30, 2020 were $2,633,349 and $1,563,422 respectively. The increase in the management fee for the three months ended September 30, 2021 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the three months ended September 30, 2021 and September 30, 2020, the Adviser waived management fees of $448,807 and $218,829, respectively.

The gross management fee expenses for the nine months ended September 30, 2021 and September 30, 2020 were $7,068,507 and $4,359,381, respectively. The increase in the management fee for the nine months ended September 30, 2021 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the nine months ended September 30, 2021 and September 30, 2020, the Adviser waived management fees of $830,042 and $1,664,920, respectively.

Fund Expenses

For the three months ended September 30, 2021, the Fund incurred $8,925,617 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. There was no reimbursement received by the Fund from the Adviser. Additionally, $538,189 was reimbursed by the Fund to the Adviser and its affiliates, and $448,807 of management fees, and $464,717 of collateral management fees were waived by the Adviser. The Fund incurred $300 of tax expense.

For the nine months ended September 30, 2021, the Fund incurred $23,824,600 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. There was no reimbursement received by the Fund from the Adviser. Additionally, $1,280,302 was reimbursed by the Fund to the Adviser and its affiliates, and $830,042 of management fees, and $1,378,975 of collateral management fees were waived by the Adviser. The fund incurred $78,497 of tax expense.

For the three months ended September 30, 2020, the Fund incurred $4,731,686 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. There was no reimbursement received by the Fund from the Adviser. Additionally, $218,829 of management fees, $0 of incentive fees and $462,788 of collateral management fees were waived by the Adviser.

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

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2021, the Fund had principal repayments and sales which resulted in $515,755 of net realized loss. During the nine months ended September 30, 2021, the Fund had principal repayments and sales which resulted in $901,820 of net realized loss.

During the three months ended September 30, 2020, the Fund had principal repayments and sales which resulted in $10,789 of net realized gain. During the nine months ended September 30, 2020, the Fund had principal repayments and sales which resulted in $12,605 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2021, the Fund had $3,480,574 in net change in unrealized appreciation. Tightening credit spreads across broader fixed income markets, further supported by improved fundamental performance of the portfolio companies, drove the increase in fair value in the third quarter.

During the three months ended September 30, 2020, the Fund had $8,475,469 in net change in unrealized appreciation. Tightening credit spreads across broader fixed income markets, further supported by improved fundamental performance of the portfolio companies, drove the fair value recovery in the third quarter.

During the nine months ended September 30, 2021, the Fund had $11,796,655 in net change in unrealized appreciation. Tightening credit spreads across broader fixed income markets, further supported by improved fundamental performance of the portfolio companies, drove the increase in fair value over the nine-month period.

During the nine months ended September 30, 2020, the Fund had $8,424,761 in net change in unrealized depreciation on $424,984,295 of investments in 98 portfolio companies. Unrealized depreciation for the nine months ended September 30, 2020 was primarily due to the negative economic impact and the increased uncertainty caused by COVID-19.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2021 and 2020, the net increase in net assets resulting from operations was $7,911,837 and $11,405,586, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2021 and 2020, the Fund’s per share net increase in net assets resulting from operations was $0.28 and $0.57, respectively.

For the nine months ended September 30, 2021 and 2020, the net increase in net assets resulting from operations was $24,755,438 and $634,361, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2021 and 2020, the Fund’s per share net increase in net assets resulting from operations was $0.91 and $0.04, respectively.

Cash Flows

For the nine months ended September 30, 2021, cash increased by $26,084,338. During the same period, the Fund used $161,175,982 in operating activities, primarily as a result of net purchases of investments. During the nine months ended September 30, 2021, the Fund generated $187,260,320 from financing activities, primarily from issuance of common stock, the secured borrowings and net borrowings on the Revolving Credit Facilities.

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

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the nine months ended September 30, 2021 and September 30, 2020, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At September 30, 2021, and December 31, 2020, the Fund had $48,494,960 and $22,410,622 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of the nine months ended September 30, 2021, taken together with the Fund’s uncalled Capital Commitments of $175,157,183 and $32,000,000 undrawn amount on the HSBC Credit Facility, $35,700,000 undrawn amount on the Synovus Credit Facility and $17,600,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of September 30, 2021, the Fund has unfunded commitments to fund future investments in the amount of $113,274,069, and contractual obligations in the form of Revolving Credit Facilities of $264,700,000 and Notes of $212,173,037.

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of September 30, 2021, the Fund received Capital Commitments of $461,303,164. Inception to September 30, 2021, the Fund received Capital Contributions to the Fund of $286,145,981. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

On February 26, 2021, the Fund commenced the Q1 2021 Tender Offer for up to 502,190.45 Shares (the “Q1 2021 Tender Offer Cap”) tendered prior to March 31, 2021 (the “Initial Expiration Date”). As a result of the number of Shares tendered to the Fund prior to the Initial Expiration Date, the Fund extended the Q1 2021 Tender Offer and increased the Q1 2021 Tender Offer Cap to 2,083,220 Shares. The Purchase Price for the Q1 2021 Tender Offer was $9.43 per Share and the Q1 2021 Tender Offer expired on April 16, 2021. On May 28, 2021, the Fund commenced the Q2 2021 Tender Offer for up to 1,321,607.81 Shares. The Purchase Price for the Q2 2021 Tender Offer was $9.65 per Share and the Q2 2021 Tender Offer expired on June 30, 2021. On August 27, 2021, the Fund commenced the Q3 2021 Tender Offer for up to 684,540.65 Shares. The Purchase Price for the Q3 2021 Tender Offer was $9.76 per Share and the Q3 2021 Tender Offer expired on September 30, 2021. Stockholders who tendered Shares in the Q1 2021 Tender Offer, Q2 2021 Tender Offer or Q3 2021 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Capital Commitments	$6,506,366	$7,384,900	$40,204,464	$42,369,035
Capital Commitments rescinded due to participation in General Tender Program	8,239,350	—	26,744,350	—
Dividend reinvestments	2,587,811	1,512,599	7,088,030	4,765,554
Shares issued to investors under DRIP	265,157	165,917	736,749	543,083
Value of capital drawdown notices	15,930,053	—	69,326,816	41,844,852
Shares issued to investors under capital drawdown notices	1,632,591	—	7,272,536	4,876,625
Value of Shares purchased in General Tender Program	8,661,434	—	30,943,710	—
Shares purchased in General Tender Offer	887,497	—	3,223,340	—

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2021	March 29, 2021	April 28, 2021	$0.16	$4,358,022
June 28, 2021	June 28, 2021	July 22, 2021	$0.16	$4,555,484
September 28, 2021	September 28, 2021	October 26, 2021	$0.17	$4,942,950

Total distributions declared			$0.49	$13,856,456

The following table summarizes distributions declared during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2020	March 27, 2020	April 29, 2020	$0.24	$3,551,533
June 26, 2020	June 26, 2020	July 29, 2020	$0.13	$2,572,039
September 28, 2020	September 28, 2020	October 28, 2020	$0.15	$2,925,160

Total distributions declared			$0.52	$9,048,732

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the nine months ended September 30, 2021, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the nine months ended September 30, 2020, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Credit Facility

HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that becomes a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021. The HSBC Credit Facility is due to mature on November 9, 2021, subject to a potential extension of up to 364 days, subject to consent by the Lenders (as defined in the HSBC Credit Agreement) and certain other terms. As of September 30, 2021, the Fund had $18,000,000 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility. As of December 31, 2020, the Fund had $46,000,000 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility.

On July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of September 30, 2021, the Fund had $114,300,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2020, the Fund had $84,700,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the Natixis Credit Facility. In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the Natixis Credit Agreement, (ii) the Natixis Account Control Agreement, (iii) the Natixis Collateral Management Agreement, (iv) the Natixis Collateral Administration Agreement and (v) the Natixis Transfer Agreement. As of September 30, 2021, the Fund had $132,400,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

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

There were no Secured Borrowings outstanding as of September 30, 2021.

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

				$18,870,856

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

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

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

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

As of September 30, 2021, and December 31, 2020, the Fund had total senior securities of $476,873,037 and $360,908,354, respectively, consisting of borrowings under the Revolving Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 158% and 162%, respectively.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2021, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(101,829)	$(1,421,250)	$1,319,421
Up 100 basis points	$919,888	$4,174,600	$(3,254,712)
Up 200 basis points	$7,678,800	$8,857,600	$(1,178,800)
Up 300 basis points	$14,667,687	$13,540,600	$1,127,087

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the nine months ended September 30, 2021, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020 and the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of September 30, 2021 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2021.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of September 30, 2021(1)	(33.8)%	(19.8)%	(5.9)%	8.1%	22.0%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(36.6)%	(21.66)%	(6.6)%	8.4%	23.4%

(1)	Assumes $775.8 million in total portfolio assets, $497.1 million in debt outstanding, $278.7 million in net assets, and an average cost of funds of 3.3%. Actual interest payments may be different.
(2)	Assumes $775.8 million in total portfolio assets, $517.2 million in debt outstanding, $258.6 million in net assets, and an average cost of funds of 3.3%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 12, 2021	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)