Form 10-K
period 2021-12-31
AB Private Credit Investors Corp
filed 2022-03-31
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒

There is no established public market for the issuer’s common stock.

The issuer had 38,220,636.275 shares of common stock, $0.01 par value per share, outstanding as of March 31, 2022.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

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

•	pandemics or other serious public health events, such as the global outbreak of a novel strain of the coronavirus, commonly known as “COVID-19”;

•	a contraction of available credit and/or an inability to access the equity markets could impair the Fund’s lending and investment activities;

•	interest rate volatility could adversely affect the Fund’s results, particularly if the Fund elects to use leverage as part of its investment strategy;

•	the Fund’s future operating results;

•	the Fund’s business prospects and the prospects of its portfolio companies;

•	the Fund’s contractual arrangements and relationships with third parties;

•	the ability of the Fund’s portfolio companies to achieve their objectives;

•	competition with other entities and the Fund’s affiliates for investment opportunities;

•	the speculative and illiquid nature of the Fund’s investments;

•	the use of borrowed money to finance a portion of the Fund’s investments;

•	the adequacy of the Fund’s financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of the Fund’s portfolio companies;

•	the ability of the Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

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

Effects of COVID-19 on the Fund’s Results of Operations

The rapid spread of COVID-19, a novel strain of coronavirus causing respiratory illness (“COVID-19”) initially resulted in the temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world. Furthermore, the World Health Organization (“WHO”) declared COVID-19 a global pandemic, and the WHO and governments recommended, and in some cases, mandated, containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy and supply chains worldwide have been interrupted, slowed or rendered inoperable, with large numbers of individuals becoming ill, subject to quarantine, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak forced the temporary shutdown of some of the Fund’s portfolio companies’ facilities for extended periods.

The Fund’s investments are largely in sectors the Adviser believes to be relatively insulated from the effects of COVID-19, including enterprise software, communications, IT infrastructure, healthcare IT, technology-enabled services and business services to name a few. Furthermore, operations and fundamentals for portfolio companies in sectors affected by COVID-19, such as energy, non-essential healthcare and non-discretionary consumer, have normalized to pre-COVID-19 levels in most instances.

The continued impact of the COVID-19 outbreak on the financial performance of the Fund’s current and future investments will depend on future developments, including the ongoing duration and containment of the virus, continued vaccinations, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. Adverse impacts on the Fund’s investments may have a material adverse impact on the Fund’s future net investment income, the fair value of the Fund’s portfolio investments, the Fund’s financial condition and results of operations and the financial condition of the Fund’s portfolio companies.

As of December 31, 2021, the Fund was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Fund was not in default of any of the covenants under the Revolving Credit Facilities (as defined below) as of December 31, 2021. However, any increase in unrealized depreciation of the Fund’s investment portfolio or further significant reductions in the Fund’s net asset value as a result of the effects of the COVID-19 pandemic or otherwise may increase the risk of breaching the relevant covenants and requirements.

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

The Private Offering

The Fund enters into separate subscription agreements (each, a “Subscription Agreement,” and collectively, the “Subscription Agreements”) with investors providing for the private placement of its common stock (the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act,” and such offering, the “Private Offering”). Each investor makes a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a Subscription Agreement. Investors are required to make capital contributions (“Capital Contributions”) to purchase Shares each time the Fund delivers a capital call notice, which is issued based on the Fund’s anticipated investment activities and capital needs, delivered at least 10 business days prior to the required funding date, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. Generally, purchases of Shares are made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment (“Remaining Commitment”), at a per Share price equal to the net asset value per Share subject to any adjustments. Pursuant to the Private Offering, the Fund’s initial closing occurred on September 29, 2017.

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

Financing

The Fund entered into a credit agreement (the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (in such capacity, the “HSBC Administrative Agent”) and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Facility, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into that certain Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by the Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to LIBOR Rate Loans (as defined in the 2021 HSBC Credit Agreement), Adjusted LIBOR (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. As part of the 2021 HSBC Credit Facility and any other future credit facility the Fund enters into, the Fund’s right to make capital calls (“Capital Calls”) of stockholders may be pledged as collateral to a lender, which will be able to call for Capital Contributions upon the occurrence of an event of default under such related credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their Remaining Capital Commitments, without regard to the underlying value of their investment. See “Risk Factors — The right to make Capital Calls of stockholders may be pledged as collateral under the Revolving Credit Facilities or any other future borrowing facility.”

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

On October 15, 2020, ABPCIC Funding II LLC, a wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the

“Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). The Synovus Credit Facility provides for borrowings in an aggregate amount up to $150 million. Borrowings under the Synovus Credit Facility bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided, plus an applicable spread. Borrowings under the Synovus Credit Facility are secured by all of the assets held by ABPCIC Funding II.

On March 24, 2021, ABPCIC Funding III, a wholly-owned subsidiary of the Fund (“ABPCIC Funding III”), entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the HSBC Credit Facility, the 2021 HSBC Credit Facility, and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank, as collateral agent (in such capacity, the “Natixis Collateral Agent”), collateral administrator (in such capacity, the “Natixis Collateral Administrator”) and custodian (in such capacity, the “Natixis Custodian”). In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding III, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent, the Natixis Collateral Administrator and the Natixis Custodian, (ii) the account control agreement (the “Natixis Account Control Agreement”) among ABPCIC Funding III, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “Natixis Securities Intermediary”), (iii) the collateral management agreement (the “Natixis Collateral Management Agreement”), between ABPCIC Funding III and the Adviser, as collateral manager (in such capacity, the “Natixis Collateral Manager”), (iv) the collateral administration agreement (the “Natixis Collateral Administration Agreement”), among ABPCIC Funding III, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement (the “Natixis Transfer Agreement”) between ABPCIC Funding III and the Fund. The Natixis Credit Facility provides for borrowings in an aggregate amount up to $200 million. Borrowings under the Natixis Credit Facility will bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread.

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

The Fund’s investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-originated, privately-negotiated, secured, middle market loans. The Fund will invest at least 80% of its assets in debt instruments. The Fund intends to invest in middle-market businesses based in the United States, which the Fund generally defines as having enterprise values between $75 million and $500 million. However, from time to time, the Fund may invest in larger or smaller companies. The Fund expects that the primary use of proceeds by the companies in which it invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital. As of December 31, 2021, the Fund’s investment portfolio totaled $892,580,993 and consisted primarily of senior debt.

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

The Board of Directors

The Fund’s business and affairs are managed under the direction of the board of directors (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of the Fund’s Class III director will expire in 2022, and if reelected by the Fund’s stockholders, the Fund’s Class III director will serve a new term to expire at the 2025 annual meeting of stockholders; the terms of the Fund’s Class II directors will expire at the 2024 annual meeting of stockholders; and the terms of the Fund’s Class I directors will expire at the 2023 annual meeting of stockholders. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.” The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

About the Fund’s Investment Adviser

The Fund’s investment activities are managed by its external investment adviser, AB Private Credit Investors LLC. The Fund benefits from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $779 billion in assets under management as of December 31, 2021, and a global client base that includes institutions, private clients and retail investors. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

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

Investment Advisory Agreement

On November 13, 2019, the Fund entered into an advisory agreement with the Adviser (as amended, the “Advisory Agreement”). The Advisory Agreement was amended and restated on March 24, 2022, as more totally described in “Note 11. Subsequent Events.”

Pursuant to the Advisory Agreement, the Fund pays the Adviser, quarterly in arrears, a fee for investment advisory services consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the stockholders of the Fund. In addition, under the Advisory Agreement and to the extent permitted by applicable law and in the discretion of the Board, the Fund indemnifies the Adviser and certain of its affiliates. See “Risk Factors —Risks Related to the Fund’s Business and Structure — There are significant potential conflicts of interest which could impact the Fund’s investment returns; — The Fund’s incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so; — The compensation the Fund will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to the Fund than if such terms had been the subject of arm’s-length negotiations; — The Fund may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Fund.”

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

As further described in “Note 11. Subsequent Events,” the base management fee was reduced from 1.50% to 1.375% on March 24, 2022 in connection with the amendment and restatement of the Advisory Agreement. In addition, the Adviser agreed to voluntarily reduce the base management fee from 1.50% to 1.375% effective as of January 1, 2022 through March 24, 2022.

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

As of December 31, 2021, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.170%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%

Total	$4,874,139	$3,939,887	$934,252

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

Dividend Reinvestment Plan

On September 26, 2017, the Fund adopted a dividend reinvestment plan, which was amended and restated on August 6, 2018 and November 11, 2021 (the “DRIP”). Pursuant to the DRIP, stockholders receive dividends or other distributions in cash unless a stockholder elects to reinvest his or her dividends and other distributions as provided below. As a result of adopting the DRIP, if the Board authorizes, and the Fund declares, a cash dividend or distribution, the Fund’s stockholders who have opted into the DRIP will have their cash dividends or distributions automatically reinvested in additional Shares, rather than receiving cash.

No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions received in cash. A stockholder can instead elect to have a dividend or distribution reinvested in Shares by notifying the Administrator in writing. A stockholder may elect to change its election by providing written notice to the Administrator no later than September 30 of the year prior to which the new election takes effect.

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

Fund Investments

Certain of the Fund’s investment practices, including investments in debt instruments, warrants and foreign investments, are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause the Fund to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. The Fund monitors its transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification of the Fund as a RIC but there can be no assurance that the Fund will be successful in this regard.

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

Tax Consequences of Possible Spin-Off or Liquidating Share Class

Beginning with the first quarter of 2021, the Fund offered liquidity to investors through the commencement of a self-tender program. Notwithstanding such program, the Fund may apply for exemptive relief from the SEC which, if granted, would provide an additional liquidity option to allow investors to exchange their Shares for shares of common stock in a newly formed entity (the “New BDC”) that will elect to be treated as a BDC under the 1940 Act, and that will effectuate an orderly wind down after the third anniversary of the initial closing of the Fund’s private placement, and every three years thereafter.1 Investors will also be able to retain their existing Shares and investments in the Fund and to receive distributions in the ordinary course. In order to effectuate this option, the Fund expects it would need to, among other things, transfer to the New BDC, in exchange for newly issued shares of the New BDC, a pro rata portion of its assets and liabilities corresponding to the aggregate net asset value of the Shares of the investors that have elected to invest in the New BDC (the “Transfer Assets”), and thereafter exchange the New BDC shares received for the Shares of the electing investors. Such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “New BDC Spin-Off.” Upon execution of the New BDC Spin-Off, investors owning shares of the New BDC will be released from any further obligation to purchase additional Shares but their Remaining Commitment, if any, may be called in exchange for additional shares of the New BDC. Such Remaining Commitments will not be called to fund new investments in the New BDC and investors owning shares of the New BDC will not be required to fund their respective Remaining Commitments with respect to such shares of the New BDC except to the extent necessary to cover any required post commitment period obligations.

[1]

The Fund may delay its initial offer of shares of the New BDC by one year until after the fourth anniversary of the initial closing of the Fund’s private placement (i) to provide the Fund with additional time to seek the exemptive relief required to effectuate the New BDC Spinoff or (ii) for another reason as determined appropriate by the Adviser.

The Fund may also apply for exemptive relief from the SEC which, if granted, would allow the Fund to offer its stockholders the option to exchange their Shares, in whole or in part, for shares of a liquidating class of common stock (each share, a “Liquidation Share” and the class, the “Liquidating Share Class”). This offer, if made, would be made with respect to each stockholder beginning on the end of each calendar year that falls on or after the third anniversary of the date of the acceptance of the Investor’s commitment, and each subsequent calendar year end thereafter (an Investor holding matured Shares per this timeline being deemed an “Eligible Stockholder”). The Liquidation Shares will therefore have a series for each year that this is offered (e.g., 2022 Series, 2023 Series, etc.). If exemptive relief for the Liquidating Share Class is granted by the SEC, the Fund intends to continue operations in perpetuity (or until the Adviser determines an alternative liquidity option is in the best interest of the stockholders). Eligible Stockholders will have the right to obtain one Liquidation Share for each Share owned as of the last day of each calendar year (each, a “Liquidating Share Exchange Date”) by providing at least 90 days’ prior written notice to the Fund. Eligible Stockholders may also have the right as part of the process for electing (or declining) to exchange Shares for Liquidation Shares (each exchange, a “Liquidating Share Exchange,”) to call, in whole or in part, any Remaining Commitments pursuant to their Subscription Agreement, and may do so after the Liquidating Share Exchange. Such Remaining Commitments will not be called to fund new investments in the Fund and Investors owning Shares of the Liquidating Share Class will not be required to fund their respective Remaining Commitments with respect to such Liquidation Shares except to the extent necessary to cover any required post commitment period obligations.

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

Compliance Policies and Procedures

The Fund and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Jennifer Friedland currently serves as the Fund’s Chief Compliance Officer.

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

•	The Fund is subject to risks in using custodians, administrators and other agents.

•	The Fund expends financial resources to comply with the Exchange Act and the Sarbanes-Oxley Act.

•	The Fund does not yet have comprehensive documentation of, and has not yet tested, its internal controls.

•	Stockholders may be subject to requirements and rules under the Exchange Act as a result of an investment in the Fund, and investors in the Private Offering will be subject to transfer restrictions.

•	There may be state licensing requirements for the Fund.

•	Changes in laws or regulations governing the Fund’s operations may adversely affect its business.

•	The impact of recently enacted federal tax legislation on the Fund is uncertain.

•	Future legislation or rules could modify how the Fund treats derivatives and other financial arrangements.

•	A disruption in the capital markets and the credit markets could impair the Fund’s ability to borrow money.

•	Price declines and illiquidity in the corporate debt markets may reduce the Fund’s net asset value.

•	Significant developments stemming from the Brexit could have a material adverse effect on the Fund.

•	Increased geopolitical unrest, terrorist attacks, military action, natural disasters or outbreaks of contagious diseases may harm the Fund’s business.

•	A failure in the Fund’s cyber security systems could impair its ability to conduct business effectively.

Risks Related to the Fund’s Investments

•	The Fund’s investments are risky and speculative, and its investment activities subject it to litigation risks.

•	There is a lack of information about the privately held companies in which the Fund invests.

•	The Adviser may face conflicts of interest caused by compensation arrangements with the Fund and its affiliates, and in connection with the management of the Fund’s business affairs.

•	The Adviser may raise money for or manage other entities that target similar investments to the Fund.

•	The time and resources that individuals associated with the Adviser devote to the Fund may be diverted.

•	Certain investment decisions by the Adviser may be required to be undertaken on an expedited basis.

•	A redemption of convertible securities held by the Fund could have an adverse effect on its investments.

•	The Fund’s portfolio companies may incur debt that ranks equally with, or senior to, its investments.

•	The Fund may not be able to obtain debt financing or equity capital on acceptable terms.

•	The Fund may invest in mezzanine securities.

•	The Fund may invest in debt securities and instruments that are rated below investment grade.

•	The Fund’s investments may be exposed to the credit risk of the counterparties with which the Fund deals.

•	The Fund’s investments may be affected by laws relating to fraudulent conveyance or voidable preferences.

•	The Fund’s debt investments could be subordinated to claims of other creditors.

•	The Fund may make second priority liens on collateral securing loans.

•	Economic downturns could impair the Fund’s portfolio companies and harm its operating results.

•	Uncertainty relating to the LIBOR calculation process may adversely affect the Fund’s portfolio.

•	The lack of liquidity in the Fund’s investments may adversely affect its business.

•	The net asset value of the Fund’s common stock may fluctuate significantly.

•	The right to make Capital Calls of stockholders may be pledged by the Fund as collateral.

•	The Fund has not yet identified all of the companies it will invest in with the Private Offering proceeds.

•	The Fund’s failure to make follow-on investments could impair the value of its portfolio.

•	The Fund’s portfolio will lack diversification among portfolio companies and industries.

•	The Fund securitizes certain of its investments, which may subject it to certain structured financing risks.

•	As a non-controlling investor, the Fund may not be able to exercise control over its portfolio companies.

•	Changes to United States tariff and import/export regulations may have a negative effect on the Fund.

•	Defaults by the Fund’s portfolio companies will harm its operating results.

•	Unrealized losses the Fund experiences on its loan portfolio may be an indication of future realized losses.

•	The Fund may pay distributions from offering proceeds, borrowings or the sale of assets.

•	Prepayments of the Fund’s debt investments could adversely impact results of operations.

•	Changes in interest rates may affect the Fund’s cost of capital and net investment income.

•	Inflation and rising commodity prices may adversely impact the Fund’s portfolio companies.

•	The Fund’s investments in leveraged portfolio companies may be risky.

•	The Fund may not realize gains from its equity investments.

•	The Fund may expose itself to risks if it engages in hedging transactions.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that its asset coverage equals (1) its actual asset coverage as of December 31, 2021 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2021.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of December 31, 2021(1)	(34.7)%	(20.6)%	(6.4)%	7.7%	21.8%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(37.0)%	(22.00)%	(7.0)%	8.0%	23.0%

(1)	Assumes $977.5 million in total portfolio assets, $631.5 million in debt outstanding, $346.0 million in net assets, and an average cost of funds of 3.5%. Actual interest payments may be different.
(2)	Assumes $977.5 million in total portfolio assets, $651.7 million in debt outstanding, $325.8 million in net assets, and an average cost of funds of 3.5%. Actual interest payments may be different.

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

Inflation and rising commodity prices may adversely impact the Fund’s portfolio companies.

Inflation may adversely affect the Fund’s investments in a number of ways. Certain of the Fund’s portfolio companies are in industries that may be impacted by inflation, and inflationary expectations or periods of rising inflation could be accompanied by rising prices of commodities that are critical to the operation of the Fund’s portfolio companies. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Fund’s loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in the operating results of the Fund’s portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future realized or unrealized losses and therefore reduce the Fund’s net assets resulting from operations. Some of the Fund’s portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since the Fund uses leverage to partially finance its investments, through borrowing from and issuing senior debt securities to banks, insurance companies and other lenders, you will experience increased risks of investing in the Fund’s securities. Holders of these senior securities will have fixed dollar claims on the Fund’s assets that are superior to the claims of the Fund’s common stockholders, and the Fund would expect such lenders to seek recovery against its assets in the event of a default. If the value of the Fund’s assets decreases, leveraging will cause its net asset value to decline more sharply than it otherwise would if it had not borrowed and employed leverage. Similarly, any decrease in the Fund’s income would cause its net income to decline more sharply than it would have if it had not borrowed and employed leverage. Such a decline could negatively affect the Fund’s ability to service its debt or make distributions to its stockholders. Leverage is generally considered a speculative investment technique. In addition, the Fund’s stockholders will bear the burden of any increase in its expenses as a result of its use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

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

In addition, any debt facility into which the Fund may enter would likely impose financial and operating covenants that restrict its business activities, including limitations that could hinder its ability to finance additional loans and investments or to make the distributions required to maintain its qualification as a RIC.1

The Fund is subject to risks associated with the current interest rate environment and to the extent the Fund uses debt to finance its investments, changes in interest rates will affect its cost of capital and net investment income.

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

Increased geopolitical unrest, terrorist attacks, military action and acts of war, natural disasters or outbreaks of epidemic, pandemic or contagious diseases may affect any market for the Fund’s common stock, impact the businesses in which it invests and harm its business, operating results and financial condition.

The continued threat of global terrorism, military action and acts of war, natural disasters or outbreaks of epidemic, pandemic or contagious diseases may disrupt the Fund’s operations, as well as the operations of the businesses in which it invests. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, natural disasters or outbreaks of epidemic, pandemic or contagious diseases could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which the Fund invests directly or indirectly and, in turn, could have a material adverse impact on its business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to the Fund’s business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In December 2019, COVID-19, a strain of novel coronavirus causing respiratory illness, emerged and has since spread around the world (“COVID-19”). The global spread of COVID-19 resulted in temporary closures of corporate offices, retail outlets and other facilities around the world, which disrupted supply chains and demand for the products and services of a select number of the Fund’s portfolio companies. The extent of the impact of the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged, on the financial performance of the Fund’s current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent the Fund’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Fund’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies. Social distancing measures have eased since the onset of COVID-19, and demand drivers for affected portfolio companies have generally normalized; however, a return to more stringent social distancing measures remains a risk with the continued spread of COVID-19 variants. It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following uncertainty regarding new variants of COVID-19 that have emerged, any “second wave” or other intensifying of the COVID-19 pandemic, is uncertain and subject to various factors and conditions. The impact of COVID-19 on drivers of global supply and demand remains dynamic. Any prolonged disruptions may lead to a negative impact on the operating results of the Fund’s affected portfolio companies. Ultimately, these potential impacts could adversely affect the Fund’s financial condition.

In addition, various social and political circumstances in the United States and around the world may also contribute to increased market volatility and economic uncertainties. Such events, including ongoing trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, and the escalating tensions and current conflict between Russia and Ukraine could adversely affect the Fund’s business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Fund’s business, financial condition, cash flows and results of operations and could cause the market value of the Fund’s common stock to decline.

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

The Fund principally invests in floating-rate assets and incurs indebtedness on a floating-rate basis as well, and intends to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which the Fund invests, which is currently the Secured Overnight Borrowing Rate (“SOFR”) or another alternate benchmark rate subject to certain conditions. Because the base rate of the Fund’s assets and indebtedness are expected to be same and will therefore fluctuate on largely the same basis, the increased cost of the Fund’s indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on its floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in the Fund’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Fund’s funding costs, limit the Fund’s access to the capital markets or result in a decision by lenders not to extend credit to the Fund. These events could prevent the Fund from increasing investments and harm its operating results.

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

Uncertainty relating to the London Interbank Offered Rate (“LIBOR”) calculation process may adversely affect the value of the Fund’s portfolio of the LIBOR-indexed, floating-rate debt securities in its portfolio or the cost of its borrowings.

The U.K.’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the use of LIBOR will cease to be published after specified dates. Those dates are: (i) June 30, 2023, in the case of the principal U.S. dollar LIBOR tenors (overnight, 1-Month, 3-Month, 6-Month and 12-Month) and (ii) December 31, 2021, in all other cases (i.e., 1-Week and 2-Month U.S. dollar LIBOR and all tenors of non-U.S. dollar LIBOR). Although steps have been taken to phase out the use of LIBOR, it remains uncertain whether or for how long LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect any such changes may have on the financial markets for LIBOR-linked financial instruments. In the United States, there have been efforts to identify alternative reference interest rates for U.S. dollar LIBOR. The cash markets have generally coalesced around recommendations from the Alternative Reference Rates Committee (the “ARRC”), which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York. The ARRC has recommended that U.S. dollar LIBOR be replaced by rates based on SOFR plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. The derivatives markets are also expected to use SOFR-based rates to replace U.S. dollar LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR being an overnight rate while LIBOR reflects term rates at different maturities. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted.

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

The Fund may need to renegotiate its credit arrangements with its portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of its existing credit facilities to replace LIBOR with the new standard that is established. The potential effect of the phase-out or replacement of LIBOR on the Fund’s cost of capital and net investment income cannot yet be determined.

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

The Fund’s right to make Capital Calls may be pledged as collateral under the Revolving Credit Facilities or any other future borrowing facility.

The Revolving Credit Facilities, and any future borrowing facility, may be backed by all or a portion of the Fund’s loans and securities on which the lenders may have a security interest. The Fund may pledge up to 100% of its assets and may grant a security interest in all of its assets under the terms of any debt instrument it enters into with lenders. The Fund expects that any security interests the Fund grants will be set forth in a pledge and security agreement and evidenced by the filing of consolidated financing statements by the agent for the lenders. In addition, the Fund expects that the custodian for its securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If the Fund was to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of its assets securing such debt, which would have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

At December 31, 2021, the Fund had received Capital Commitments totaling $471,572,464.

Holders

As of March 31, 2022, there were 2,548 holders of record of the Shares.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the Fund’s financial condition and results of operations should be read in conjunction with the Fund’s consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview

The Fund was formed on February 6, 2015 as a corporation under the laws of the State of Maryland. The Fund is structured as an externally managed, non-diversified, closed-end management investment company. The Fund was formed to invest primarily in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. The Fund commenced investment operations on November 15, 2017 (“Commencement”). The Fund is advised by the Adviser, which is registered with the SEC under the Advisers Act. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. The Administrator provides the administrative services necessary for the Fund to operate.

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

Expenses

Expenses for the year ended December 31, 2021, were $35,441,097, which consisted of $13,936,441 in interest and borrowing expenses, $10,090,280 in management fees, $3,650,394 in income-based incentive fees, $2,060,924 in professional fees, $1,844,600 in collateral management fees, $1,283,044 in capital gains incentive fees, $942,759 in other expenses, $715,044 in administration and custodian fees, $638,402 in insurance expense, $200,000 in directors’ fees, and $79,209 in transfer agent fees.

Pursuant to the Expense Support and Conditional Reimbursement Agreement, the Fund reimbursed the Adviser $1,392,871 of expenses. The Adviser voluntarily waived collateral management fees of $1,844,600, and voluntarily waived a portion of the Fund’s management fee of $1,198,763, reducing the Fund’s expenses to $33,790,605. See “Item 15. — Notes to Consolidated Financial Statements — Note 3. Related Party Transactions — Expense Support and Conditional Reimbursement Agreement.”

Organization and Offering Costs

Organizational costs incurred with the creation of ABPCICE were fully expensed as of December 31, 2020.

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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	As of December 31, 2021		As of December 31, 2020
Investments in Portfolio Companies	$(446,694,727	)(1)	$(235,420,913	)(2)
Draw Downs Against Revolvers and Delayed Draw Term Loans	(82,466,657)		(49,770,566)
Principal Repayments	145,603,553	(3)	86,687,331	(4)
Sales	41,971,388		10,036,583

Net Repayments (Investments)	$(341,586,443)		$(188,467,565)

(1)	Includes investments in 80 portfolio companies.
(2)	Includes investments in 47 portfolio companies.
(3)	Includes $10,103,887 in revolver and delayed draw term paydowns.
(4)	Includes $15,944,450 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$858,569,789	96.92%	$859,412,243	96.29%	6.87%
Second Lien Junior Secured Debt	10,534,601	1.19%	10,677,299	1.20%	9.04%
Preferred Stock	10,098,254	1.14%	13,399,346	1.50%	0
Common Stock	6,330,140	0.71%	7,968,227	0.89%	0
Warrants	347,740	0.04%	1,123,878	0.12%	0

Total	$885,880,524	100%	$892,580,993	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield(1)
First Lien Senior Secured Debt	$518,106,245	96.08%	$511,197,686	95.90%	8.50%
Second Lien Junior Secured Debt	11,315,669	2.10%	11,396,369	2.14%	10.04%
Preferred Stock	6,993,227	1.30%	7,495,949	1.41%	0
Common Stock	2,076,055	0.38%	2,663,040	0.50%	0
Warrants	737,264	0.14%	281,986	0.05%	0

Total	$539,228,460	100%	$533,035,030	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020
Number of portfolio companies	151	123
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$864,817,447	99.52%	$868,964,978	99.87%
Non-accrual	4,286,943	0.48%	1,124,564	0.13%

Total	$869,104,390	100%	$870,089,542	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$529,421,914	100%	$522,594,055	100%
Non-accrual	—	—	—	—

Total	$529,421,914	100%	$522,594,055	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of December 31, 2021, the Fund had three investments, with one issuer, that were on non-accrual status, which represented 0.48%% and 0.13% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2020, the Fund had no investments that were on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$858,569,789	91.30%	$859,412,243	90.75%
Second Lien Junior Secured Debt	10,534,601	1.12%	10,677,299	1.13%
Preferred Stock	10,098,254	1.07%	13,399,346	1.41%
Common Stock	6,330,140	0.67%	7,968,227	0.84%
Warrants	347,740	0.04%	1,123,878	0.12%
Cash and cash equivalents	54,489,043	5.80%	54,489,043	5.75%

Total	$940,369,567	100%	$947,070,036	100%

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents as of December 31, 2020:

	As of December 31, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Debt	$518,106,245	92.25%	$511,197,686	92.03%
Second Lien Junior Secured Debt	11,315,669	2.01%	11,396,369	2.05%
Preferred Stock	6,993,227	1.25%	7,495,949	1.35%
Common Stock	2,076,055	0.37%	2,663,040	0.48%
Warrants	737,264	0.14%	281,986	0.05%
Cash and cash equivalents	22,410,622	3.98%	22,410,622	4.04%

Total	$561,639,082	100%	$555,445,652	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$62,680,825	7.08%	$63,308,037	7.09%
Consumer Discretionary	8,853,961	1.00%	8,896,144	1.00%
Consumer Non-Cyclical	49,444,346	5.58%	49,124,299	5.50%
Digital Infrastructure & Services	144,135,884	16.27%	147,187,636	16.49%
Energy	9,634,235	1.09%	10,335,624	1.16%
Financial Services	28,629,622	3.23%	28,663,648	3.21%
Healthcare & HCIT	204,484,590	23.08%	202,451,176	22.68%
Software & Tech Services	373,536,348	42.17%	381,063,571	42.69%
Transport & Logistics	4,480,713	0.50%	1,550,858	0.18%

	$885,880,524	100%	$892,580,993	100%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2020 (with corresponding percentage of total portfolio investments):

	As of December 31, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$39,299,593	7.29%	$38,887,140	7.30%
Consumer Non-Cyclical	10,215,267	1.89%	9,866,617	1.85%
Digital Infrastructure & Services	28,828,092	5.35%	28,732,616	5.39%
Education	9,177,391	1.70%	9,108,599	1.71%
Energy	21,301,663	3.95%	19,283,664	3.62%
Financial Services	8,525,237	1.58%	8,527,428	1.60%
Healthcare & HCIT	157,164,560	29.15%	154,546,234	28.99%
Software & Tech Services	255,942,203	47.46%	257,378,914	48.28%
Transport & Logistics	8,774,454	1.63%	6,703,818	1.26%

	$539,228,460	100%	$533,035,030	100%

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

Results of Operations

The following is a summary of the Fund’s operating results for the years ended December 31, 2021 and 2020. For information regarding results of operations for the year ended December 31, 2019, see the Fund’s Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 30, 2020.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Total investment income	$52,880,608	$32,219,510
Total expenses	35,441,097	21,788,050

Reimbursement payments to Adviser	1,392,871	2,439,175
Waived Collateral Management Fees	(1,844,600)	(1,843,957)
Expense Reimbursement from Adviser	—	(89,757)
Waived Management Fee	(1,198,763)	(1,863,539)
Waived Incentive Fees	—	(486,784)

Net investment income before taxes	19,090,003	12,276,322
Income tax expense, including excise tax	278,497	—

Net investment income after tax	18,811,506	12,276,322
Net realized and change in unrealized appreciation (depreciation) on investments	11,945,921	(3,775,639)

Net increase (decrease) in net assets resulting from operations	$30,757,427	$8,500,683
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$833	$(879)

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$30,756,594	$8,501,562

Investment Income

During the year ended December 31, 2021, the Fund’s investment income was comprised of $50,333,978 of interest income, which includes $4,399,080 from the net amortization of premium and accretion of discounts, $1,614,519 of payment-in-kind interest, $129,884 of dividend income, and other fee income of $802,227. The increase in interest income during 2021 resulted from the increase in the Fund’s investment portfolio.

During the year ended December 31, 2020, the Fund’s investment income was comprised of $30,722,786 of interest income, which includes $2,455,450 from the net amortization of premium and accretion of discounts, $862,336 of payment-in-kind interest, and other fee income of $634,388.

Operating Expenses

The composition of the Fund’s operating expenses for the years ended December 31, 2021 and 2020 were as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Interest and borrowing expenses	$13,936,441	$8,616,494
Management fees	10,090,280	6,091,338
Income-based incentive fee	3,650,394	1,790,567
Professional fees	2,060,924	1,722,056
Collateral management fees	1,844,600	1,843,957
Capital gain incentive fees	1,283,044	—
Administration and custodian fees	715,044	451,514
Insurance expenses	638,402	289,496
Directors’ fees	200,000	200,000
Transfer agent fees	79,209	50,199
Organization Costs	—	106,510
Other expenses	942,759	625,919

Total expenses	35,441,097	21,788,050
Reimbursement payments to Adviser	1,392,871	2,439,175
Waived collateral management fees	(1,844,600)	(1,843,957)
Expense reimbursement from Adviser	—	(89,757)
Waived management fees	(1,198,763)	(1,863,539)
Waived incentive fees	—	(486,784)
Income tax expense, including excise tax	278,497	—

Net expenses	$34,069,102	$19,943,188

Total operating expenses for the year ended December 31, 2021, increased by approximately $13.7 million compared to the year ended December 31, 2020. The increase in 2021 is attributable primarily to interest and borrowing expenses, higher base management fees and income-based incentive fees and capital gain incentive fees.

Interest and borrowing expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings (as defined below) and the Notes (as defined below) issued in the CLO Transaction (as defined below). The Fund first drew on the 2021 HSBC Credit Facility on July 8, 2021, the Synovus Credit Facility on October 15, 2020, and the Natixis Credit Facility on March 24, 2021. As of December 31, 2021, there were outstanding balances of $40,000,000, $147,300,000, and $193,300,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility, and the Natixis Credit Facility, respectively, and an outstanding balance of $10,228,115 in Secured Borrowings. As of December 31, 2020, there were outstanding balances of $46,000,000 and $84,700,000 on the HSBC Credit Facility and Synovus Credit Facility, respectively, and an outstanding balance of $18,870,856 in Secured Borrowings. On August 9, 2019, ABPCIC Funding issued collateralized loan obligation securities (“CLOs”), and terminated the Barclays Credit Facility. The outstanding amount on the Notes is $212,454,604, net of unamortized discount and debt issuance costs as of December 31, 2021. The outstanding amount on the Notes was $211,337,498, net of unamortized discount and debt issuance costs as of December 31, 2020.

Interest and borrowing expenses for the years ended December 31, 2021 and December 31, 2020, were $13,936,441 and $8,616,494, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 2.50% and 2.87% for the years ending December 31, 2021 and December 31, 2020, respectively.

Management Fee

The gross management fee expenses for the years ended December 31, 2021 and 2020 were $10,090,280 and $6,091,338 respectively. The increase in the management fee for the year ended December 31, 2021 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the years ended December 31, 2021 and December 31, 2020, the Adviser waived management fees of $1,198,763 and $1,863,539, respectively.

Fund Expenses

For the year ended December 31, 2021, the Fund incurred $35,441,097 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurances expenses, interest and borrowing expenses, transfer agent fees, other expenses, and administration and custodian fees. Additionally, $1,392,871 was reimbursed by the Fund to the Adviser and its affiliates, and $1,198,763 of management fees, and $1,844,600 of collateral management fees were waived by the Adviser. The Fund incurred $278,497 of tax expenses.

For the year ended December 31, 2020, the Fund incurred $21,788,050 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurances expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. The Fund was reimbursed by the Adviser in the amount of $89,757. Additionally, $2,439,175 was reimbursed by the Fund to the Adviser and its affiliates, and $1,863,539 of management fees, and $1,843,957 of collateral managements fees were waived by the Adviser.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2021, the Fund had principal repayments of $145,603,533, which included $10,103,887 of revolver and delayed draw term loan paydowns, and $41,971,388 in sales, resulting in $947,978 of net realized loss.

During the year ended December 31, 2020, the Fund had principal repayments of $86,687,331, which includes $15,944,450 of revolver and delayed draw term loan paydowns, and $10,036,583 in sales, resulting in $569,369 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2021, the Fund had $12,893,899 in net change in unrealized appreciation on $885,880,524 of investments in 151 portfolio companies. Unrealized appreciation for the year ended December 31, 2021 resulted from an increase in the investment portfolio, improved market conditions, and further supported by improved fundamental performance of the portfolio companies.

During the year ended December 31, 2020, the Fund had $4,345,008 in net change in unrealized depreciation on $539,228,460 of investments in 123 portfolio companies. Unrealized depreciation for the year ended December 31, 2020 was primarily due to the negative economic impact and increased uncertainty caused by COVID-19.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2021 and 2020, the net increase in net assets resulting from operations was $30,756,594 and $8,501,562, respectively. Based on the weighted average shares outstanding for the years ended December 31, 2021 and 2020, the Fund’s per share net increase in net assets resulting from operations was $1.08 and $0.46, respectively.

Cash Flows

For the year ended December 31, 2021, cash increased by $32,078,421. During the same period, the Fund used $315,206,780 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2021, the Fund generated $347,285,201 from financing activities, primarily from borrowings on the Revolving Credit Facilities and Secured Borrowings, and issuance of Shares.

For the year ended December 31, 2020, cash increased by $7,478,831. During the same period, the Fund used $177,285,515 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2020, the Fund generated $184,764,346 from financing activities, primarily from borrowings on the Revolving Credit Facilities and Secured Borrowings, and issuance of Shares.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the year ended December 31, 2021 and 2020, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2021, and December 31, 2020, the Fund had $54,489,043 and $22,410,622 in cash and cash equivalents on hand, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of December 31, 2021, taken together with the Fund’s uncalled Capital Commitments of $116,819,333, $10,000,000 undrawn amount on the 2021 HSBC Credit Facility, $52,700,000 undrawn amount on the Synovus Credit Facility and $31,700,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of December 31, 2021, the Fund has unfunded commitments to fund future investments in the amount of $164,163,963, and contractual obligations in the form of Revolving Credit Facilities of $380,600,000, Notes of $212,454,604 and Secured Borrowings of $10,228,115.

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of December 31, 2021, the Fund received Capital Commitments of $471,572,464. Inception to December 31, 2021, the Fund received Capital Contributions to the Fund of $354,753,131. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

Consistent with the Fund’s offering documents, beginning with the quarter ending March 31, 2021, the Fund was required to begin conducting quarterly general tender offers (each, a “General Tender,” and collectively, the “General Tenders”), at the Board’s discretion, in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, to allow each of its stockholders to tender Shares at a specific per Share price (the “Purchase Price”) based on the Fund’s net asset value as of the last date of the quarter in which the General Tender is conducted. Stockholders who tender Shares in a General Tender receive, at the expiration of the General Tender, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the Purchase Price. The Fund intends to conduct each General Tender to repurchase up to a certain percentage of the weighted average of the number of Shares outstanding during the three-month period prior to the quarter in which the General Tender is conducted. The General Tender Program includes numerous restrictions that limit stockholders’ ability to sell their Shares.

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

On May 28, 2021, the Fund commenced a General Tender (the “Q2 2021 Tender Offer”) for up to 1,321,607.81 Shares tendered prior to June 30, 2021. The Purchase Price for the Q2 2021 Tender Offer was $9.65 per Share and the Q2 2021 Tender Offer expired on June 30, 2021.

On August 27, 2021, the Fund commenced a General Tender (the “Q3 2021 Tender Offer”) for up to 684,540.65 Shares tendered prior to September 30, 2021. The Purchase Price for the Q3 2021 Tender Offer was $9.76 per Share and the Q3 2021 Tender Offer expired on September 30, 2021.

On November 26, 2021, the Fund commenced a General Tender (the “Q4 2021 Tender Offer”) for up to 702,352.10 Shares tendered prior to December 31, 2021. The Purchase Price for the Q4 2021 Tender Offer was $9.79 per Share and the Q4 2021 Tender Offer expired on December 31, 2021.

The following table summarizes Shares repurchased during each tender offer period:

Quarter Ended	Payment Date	Shares Repurchased	Dollar Amount	Average Price Paid Per Share(1)
March 31, 2021	May 6, 2021	1,173,288	$11,061,881	9.43
June 30, 2021	July 26, 2021	1,162,555	11,220,395	9.65
September 30, 2021	November 9, 2021	887,497	8,661,434	9.76
December 31, 2021	February 4, 2022	483,758	4,736,139	9.79

Total		3,707,098	$35,679,849

(1)	Per share price disclosed in this column is the actual price at which each Share was repurchased.

The following is a summary of the Fund’s equity activity for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Capital Commitments	$58,258,664	$50,222,499
Capital Commitments rescinded due to participation in General Tender Program	34,529,250	—
Dividend reinvestments	9,670,804	6,356,733
Shares issued to investors under DRIP	1,000,558	713,215
Value of capital drawdown notices	137,933,966	75,121,231
Shares issued to investors under capital drawdown notices	14,275,267	8,434,606
Value of Shares purchased in General Tender Program	35,679,849	—
Shares purchased in General Tender Offer	3,707,098	—

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2021	March 29, 2021	April 28, 2021	$0.16	$4,358,022
June 28, 2021	June 28, 2021	July 22, 2021	$0.16	$4,555,484
September 28, 2021	September 28, 2021	October 26, 2021	$0.17	$4,942,950
December 29, 2021	December 29, 2021	February 8, 2022	$0.15	$4,924,772

Total distributions declared			$0.64	$18,781,228

The following table summarizes distributions declared during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 27, 2020	March 27, 2020	April 29, 2020	$0.24	$3,551,533
June 26, 2020	June 26, 2020	July 29, 2020	$0.13	$2,572,039
September 28, 2020	September 28, 2020	October 28, 2020	$0.15	$2,925,160
December 29, 2020	December 29, 2020	January 28, 2021	$0.16	$3,133,557

Total distributions declared			$0.68	$12,182,289

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the year ended December 31, 2021, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the year ended December 31, 2020, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of December 31, 2021, the Fund had $40,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2020, the Fund had $46,000,000 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of December 31, 2021, the Fund had $147,300,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2020, the Fund had $84,700,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the Natixis Credit Facility. In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the Natixis Credit Agreement, (ii) the Natixis Account Control Agreement, (iii) the Natixis Collateral Management Agreement, (iv) the Natixis Collateral Administration Agreement and (v) the Natixis Transfer Agreement. As of December 31, 2021, the Fund had $193,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Secured Borrowings

From time to time, the Fund may engage in sale/buy-back agreements (the “Secured Borrowings”), which are a type of secured borrowing. The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each borrowing is secured by an interest in an underlying asset which is participated or assigned to the sale/buy-back counterparty for the duration of the agreement.

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $10,228,115 and $18,870,856 as of December 31, 2021 and 2020, respectively. Interest expense on Secured Borrowings for the years ended December 31, 2021 and 2020 was $34,879 and $48,928 respectively.

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

As of December 31, 2021, and December 31, 2020, the Fund had total senior securities of $603,282,719 and $360,908,354, respectively, consisting of borrowings under the Revolving Credit Facilities, Secured Borrowings and Notes, and had asset coverage ratios of 157% and 162%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2021 were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(595,465)	$(1,830,776)	$1,235,311
Up 100 basis points	1,656,742	5,142,457	(3,485,715)
Up 200 basis points	10,083,396	10,980,457	(897,061)
Up 300 basis points	18,617,881	16,818,457	1,799,424

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

Information required by this Item is included beginning on page 91.

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

Management’s report on internal control over financial reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Fund’s Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2021.

Changes in internal controls over financial reporting

There have been no changes in the Fund’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the Fund’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Board Meetings and Attendance

During 2021, including both regularly scheduled and special meetings, the Board met a total of five times, the Audit Committee met a total of five times and the Nominating and Corporate Governance Committee met a total of three times2. During 2021, none of the Fund’s Directors attended fewer than 75% of the meetings of the Board. Additionally, in 2021, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All directors are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each director to make a diligent effort to attend all Board and committee meetings. The Fund does not have a formal policy regarding director attendance at an annual meeting of stockholders. All of the Fund’s directors attended the 2021 annual meeting of stockholders via video webcast.

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

Name	Age	Class	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	54	Class I	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2023
Matthew Bass	43	Class II	Interested Director	2016	2024
Independent Directors
Terry Sebastian	54	Class I	Director	2016	2023
John G. Jordan	51	Class II	Director	2016	2024
Richard S. Pontin	68	Class III	Director	2016	2022

The address for each of the Fund’s directors is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41st Floor, New York, New York 10105.

Executive Officers Who Are Not Directors

Name	Age	Executive Officer Since	Position
Jennifer Friedland	47	2021	Chief Compliance Officer
Wesley Raper	43	2016	Chief Financial Officer

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

Executive Officers Who Are Not Directors

Jennifer Friedland, the Fund’s Chief Compliance Officer, joined AB in 2020. Since 2020, Ms. Friedland has served as Vice President and Director of Fund Compliance for sub-advised funds of AB. Ms. Friedland formerly served as the Fund’s Deputy Chief Compliance Officer. She is a voting member on the Alliance Bernstein Valuation Committee. Prior to joining AB, Ms. Friedland served as the Chief Compliance Officer of an SEC-registered investment adviser. Ms. Friedland received her J.D. from Southwestern Law School. She received her B.S. from the University of North Carolina – Charlotte.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Fund’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Fund. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Fund by such persons, the Fund believes that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied, except for one late Form 4 filing reporting one transaction for each of John Jordan and Terry Sebastian.

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

Compensation of Directors

No compensation is expected to be paid to the Fund’s directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. For fiscal year 2021, each independent director received an annual retainer of $65,000. In addition, the Chair of the Fund’s Audit Committee received an annual retainer of $5,000. The Fund has obtained directors’ and officers’ liability insurance on behalf of its directors and officers. Independent directors will have the option of having their directors’ fees paid in Shares issued at a price per share equal to the per share net asset value of the Fund’s common stock.

The table below sets forth the compensation received by each director from the Fund for the fiscal year ended December 31, 2021.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation ($)
Interested Director
J. Brent Humphries	—	—	—	—	—	—	$—
Matthew Bass	—	—	—	—	—	—	$—
Independent Directors
John G. Jordan	$65,000	—	—	—	—	—	$65,000
Richard S. Pontin	$70,000	—	—	—	—	—	$70,000
Terry Sebastian	$65,000	—	—	—	—	—	$65,000

Compensation and Insider Participation

The Fund does not have a compensation committee because the executive officers do not receive any direct compensation from the Fund. The Independent Directors review their own compensation and recommend to the Board the appropriate level of compensation. This level of compensation may be adjusted from time to time. In conducting their review, the Independent Directors use such information as they deem relevant, including compensation paid to directors or trustees of other BDCs of similar size and the time and effort required of the directors in fulfilling their responsibilities to the Fund. The Board determines the compensation of the Independent Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2022, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to the Fund to beneficially own 5.0% or more of the outstanding Shares, and the executive officers and directors as a group.

The percentage ownership is based on 38,220,636.275 Shares outstanding as of March 31, 2022. As of such date, there were no Shares subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Fund’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Shares beneficially owned. The address for each listed individual is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41st Floor, New York, NY 10105.

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

Investment Advisory Agreement

The Fund entered into the Advisory Agreement with the Adviser on November 13, 2019, which was amended and restated on March 24, 2022. For the year ended December 31, 2021, the Fund incurred a management fee of $10,090,280, of which $1,198,763 was voluntarily waived by the Adviser. For the year ended December 31, 2021, the Fund incurred an income-based incentive fee of $3,650,394. There was $0 in capital gains incentive fees paid to the Adviser as of December 31, 2021. For the year ended December 31, 2020, the Fund incurred a management fee of $6,091,338, of which $1,863,539 was voluntarily waived by the Adviser. For the year ended December 31, 2020, the Fund incurred an income-based incentive fee of $1,790,567, of which $486,784 was voluntarily waived by the Adviser. There was $0 in capital gains incentive fees paid to the Adviser as of December 31, 2020. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities for the Fund, underwriting and conducting diligence on the Fund’s investments and monitoring the Fund’s investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of the Fund’s investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Fund’s portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause the Fund to make more speculative investments that the Fund would otherwise make in the absence of such fee structure.

Mr. Humphries, the Fund’s President and Chairman of the Board, is a member of the Adviser’s Investment Committee, and the Fund’s Chief Financial Officer, Wesley Raper, and other members of the senior management and the Investment Committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Fund does, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Fund’s best interest or in the best interest of its investors. The Fund’s investment objective may overlap with the investment objectives or such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Fund’s strategy, and the Fund may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Fund and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. See “Risk Factors —Risks Related to the Fund’s Business and Structure — There are significant potential conflicts of interest which could impact the Fund’s investment returns; — The Fund’s incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so; — The compensation the Fund will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to the Fund than if such terms had been the subject of arm’s-length negotiations; — The Fund may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Fund.”

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

As of December 31, 2021, the amount of Expense Payments provided by the Adviser since inception was $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Percentage Limit(2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%

Total	$4,874,139	$3,939,887	$934,252

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

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP for professional services performed for the Fund’s fiscal years ended December 31, 2021 and 2020:

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit Fees	$330,000	$310,000
Tax Fees	—	111,000
Audit Related Fees	1,586,500	1,645,000

Total Fees	$2,023,500	$2,066,000

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2021 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

(a) Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.3	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 14, 2021).
3.5	Bylaws (incorporated by reference to Exhibit 3.4 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
4.1	Description of Securities of AB Private Credit Investors Corporation.*
10.1	Administration Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.2	Custodian Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.3	Expense Support and Conditional Reimbursement Agreement, dated September 29, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.4	Transfer Agency Agreement, dated September 26, 2017, by and between the Fund and AllianceBernstein Investor Services Inc. (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.5	Second Amended and Restated Dividend Reinvestment Plan, effective as of November 11, 2021 (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 12, 2021).
10.6	License Agreement, dated August 14, 2017, by and between the Adviser and the Fund (incorporated by reference to Exhibit 10.2 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.7	Expense Reimbursement Agreement, dated August 14, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.4 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.8	Amended and Restated Investment Advisory Agreement, dated November 13, 2019, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on November 14, 2019).
10.9	Second Amended and Restated Investment Advisory Agreement, dated March 24, 2022, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 25, 2022).
10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.11	Indenture by and among ABPCI Direct Lending Fund CLO VI Ltd, as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank National Association, as trustee, dated as of August 9, 2019 (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2019).
10.12	Loan Financing and Servicing Agreement, dated as of October 15, 2020, among ABPCIC Funding II LLC, as borrower, AB Private Credit Investors LLC, as servicer, AB Private Credit Investors Corporation, as equityholder, the lenders from time to time parties hereto, Synovus Bank, Specialty Finance Division, as facility agent and U.S. Bank National Association, as collateral agent, collateral custodian and securities intermediary (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.13	Securities Account Control Agreement, dated as of October 15, 2020, by and among ABPCIC Funding II LLC, as pledgor, U.S. Bank National Association, as secured party, and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.14	Amended and Restated Sale and Contribution Agreement, between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding II LLC, as purchaser, dated as of October 15, 2020 (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.15	Credit Agreement, dated as of March 24, 2021, among ABPCIC Funding III LLC, as borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent and U.S. Bank National Association, as collateral agent, collateral administrator and custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).
10.16	Account Control Agreement, dated as of March 24, 2021, among ABPCIC Funding III LLC, as debtor, U.S. Bank National Association, as collateral agent and the secured party and U.S. Bank National Association, as custodian and securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).
10.17	Collateral Management Agreement, dated as of March 24, 2021, by and between ABPCIC Funding III LLC, as borrower, and AB Private Credit Investors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).
10.18	Collateral Administration Agreement, dated as of March 24, 2021, among ABPCIC Funding III LLC, AB Private Credit Investors LLC, as collateral manager, and U.S. Bank National Association, as collateral administrator (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).
10.19	Master Loan Sale and Contribution Agreement, dated as of March 24, 2021, by and between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding III LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).
10.20	Revolving Credit Agreement, dated June 14, 2019, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., as initial borrower, AB-Abbott Private Equity Investors G.P. L.P. as initial general partner, the banks and financial institutions from time to time party thereto as lenders and HSBC as the administrative agent for the secured parties (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on July 14, 2021).
21.1	Subsidiaries of AB Private Credit Investors Corporation*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 16	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022		AB PRIVATE CREDIT INVESTORS CORPORATION

	By:	/s/ J. Brent Humphries
J. Brent Humphries President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer and Director

Date: March 31, 2022	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: March 31, 2022	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: March 31, 2022	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 31, 2022	By:	/s/ John G. Jordan
John G. Jordan
Director

Date: March 31, 2022	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AB Private Credit Investors Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AB Private Credit Investors Corporation and its subsidiaries (the “Fund”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the administrative agents, portfolio company investees, transfer agents, and the custodian; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 31, 2022

We have served as the Fund’s auditor since 2016.

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of December 31, 2021	As of December 31, 2020
Assets
Investments, at fair value (amortized cost of $885,880,524 and $539,228,460, respectively)	$892,580,993	$533,035,030
Cash and cash equivalents	54,489,043	22,410,622
Receivable for fund shares	22,528,538	33,298,880
Deferred financing costs	3,438,175	1,648,701
Interest receivable	3,221,620	2,264,308
Receivable for investments sold	938,678	80,413
Prepaid expenses	256,534	292,668
Other assets	—	879
Prepaid directors’ fee	63,025	—

Total assets	$977,516,606	$593,031,501

Liabilities
Credit facility payable	$380,600,000	$130,700,000
Notes payable (net of unamortized discount of $21,813 and $26,440, respectively, and debt issuance costs of $673,583 and $1,786,062, respectively)	212,454,604	211,337,498
Secured borrowings	10,228,115	18,870,856
Payable for investments purchased	9,692,322	—
Payable for Fund shares repurchased	4,736,139	—
Interest and borrowing expenses payable	2,866,844	1,554,186
Incentive fee payable	2,660,332	2,353,074
Management fees payable	2,653,052	1,533,338
Distribution payable	2,340,900	1,541,994
Payable to Adviser	1,680,410	1,568,252
Professional fees payable	597,318	484,248
Administrator and custodian fees payable	506,871	136,170
Miscellaneous payable	200,000	1,840
Transfer agent fees payable	23,019	13,809
Accrued organization costs	—	106,510
Due to affiliate	—	469,453

Total liabilities	$631,239,926	$370,671,228

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 35,343,949 and 23,775,222 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	353,440	237,752
Paid-in capital in excess of par value	339,292,017	227,482,784
Distributable earnings (accumulated loss)	6,614,462	(5,360,904)

Total net assets of AB Private Credit Investors Corporation	$346,259,919	$222,359,632

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$16,761	$641

Total net assets	$346,276,680	$222,360,273

Total liabilities and net assets	$977,516,606	$593,031,501

Net asset value per share of AB Private Credit Investors Corporation	$9.80	$9.35

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Operations

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Investment Income:
Interest income, net of amortization/accretion	$50,333,978	$30,722,786	$21,204,120
Payment-in-kind interest	1,614,519	862,336	301,603
Dividend income	129,884	—	—
Other fee income	802,227	634,388	229,144

Total investment income	52,880,608	32,219,510	21,734,867

Expenses:
Interest and borrowing expenses	13,936,441	8,616,494	8,465,414
Management fees	10,090,280	6,091,338	3,688,293
Income-based incentive fee	3,650,394	1,790,567	981,757
Professional fees	2,060,924	1,722,056	1,507,579
Collateral management fees	1,844,600	1,843,957	1,156,419
Capital gains incentive fee	1,283,044	—	—
Administration and custodian fees	715,044	451,514	347,444
Insurance expenses	638,402	289,496	261,351
Directors’ fees	200,000	200,000	144,606
Transfer agent fees	79,209	50,199	28,600
Organization expenses	—	106,510	—
Other expenses	942,759	625,919	539,659

Total expenses	35,441,097	21,788,050	17,121,122
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	1,392,871	2,439,175	107,841
Waived collateral management fees	(1,844,600)	(1,843,957)	(1,156,419)
Expense reimbursement from Adviser	—	(89,757)	(447,556)
Waived management fees	(1,198,763)	(1,863,539)	(380,701)
Waived incentive fees	—	(486,784)	(132,327)

Net expenses	33,790,605	19,943,188	15,111,960

Net investment income before taxes	19,090,003	12,276,322	6,622,907

Income tax expense, including excise tax	278,497	—	—

Net investment income after tax	18,811,506	12,276,322	6,622,907

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	(947,978)	569,369	83,847
Net change in unrealized appreciation (depreciation) on investments	12,893,899	(4,345,008)	(1,139,312)

Net realized and change in unrealized gains (losses) on investment transactions	11,945,921	(3,775,639)	(1,055,465)

Net increase in net assets resulting from operations	$30,757,427	$8,500,683	$5,567,442

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$833	$(879)	$—

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$30,756,594	$8,501,562	$5,567,442

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.66	$0.66	$0.66
Earnings per share (basic and diluted):	$1.08	$0.46	$0.56
Weighted average shares outstanding:	28,442,383	18,603,813	10,024,619

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	18,812,271	(765)	18,811,506
Net realized gain (loss) on investments	—	—	—	(947,978)	—	(947,978)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	12,892,301	1,598	12,893,899
Capital transactions:
Issuance of common stock	14,275,267	142,753	137,791,213	—	—	137,933,966
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	15,287	15,287
Issuance of common shares pursuant to distribution reinvestment plan	1,000,558	10,006	9,660,798	—	—	9,670,804
Repurchase of common stock	(3,707,098)	(37,071)	(35,642,778)	—	—	(35,679,849)
Distributions to stockholders	—	—	—	(18,781,228)	—	(18,781,228)

Total increase (decrease) for the year ended December 31, 2021	11,568,727	115,688	111,809,233	11,975,366	16,120	123,916,407

Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680

Distributions declared per share	—	$—	$—	$0.64	$—	$0.64

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

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2018	6,383,672	$63,837	$63,838,147	$(628,274)	$—	$63,273,710
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,622,907	—	6,622,907
Net realized gain (loss) on investments	—	—	—	83,847	—	83,847
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,139,312)	—	(1,139,312)
Capital transactions:
Issuance of common stock	7,908,617	79,086	78,858,180	—	—	78,937,266
Issuance of common shares pursuant to distribution reinvestment plan	358,450	3,584	3,555,508	—	—	3,559,092
Repurchase of common stock	(23,338)	(233)	(231,890)	—	—	(232,123)
Distributions to stockholders	—	—	—	(6,542,992)	—	(6,542,992)

Total increase (decrease) for the year ended December 31, 2019	8,243,729	82,437	82,181,798	(975,550)	—	81,288,685

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	76,353	(76,353)	—
Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$—	$144,562,395

Distributions declared per share	—	$—	$—	$0.61	$—	$0.61

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Cash Flows

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$30,757,427	$8,500,683	$5,567,442

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(529,161,384)	(285,191,479)	(250,053,625)
Payment-in-kind investments	(1,614,519)	(862,336)	(301,603)
Proceeds from sales of investments and principal repayments	187,574,941	96,723,914	43,468,226
Net realized (gain) loss on investments	947,978	(569,369)	(83,847)
Net change in unrealized (appreciation) depreciation on investments	(12,893,899)	4,345,008	1,139,312
Amortization of premium and accretion of discount, net	(4,399,080)	(2,455,450)	(1,390,648)
Amortization of discount, debt issuance and deferred financing costs	2,764,057	1,208,387	1,088,053

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(858,265)	206,522	(286,935)
(Increase) decrease in interest receivable	(957,312)	(414,492)	(1,041,109)
(Increase) decrease in other assets	879	(879)	—
(Increase) decrease in prepaid directors’ fee	(63,025)	—	—
(Increase) decrease in prepaid expenses	36,134	(180,502)	(9,776)
Increase (decrease) in payable for investments purchased	9,692,322	—	—
Increase (decrease) in due to affiliate	(469,453)	469,453	—
Increase (decrease) in management fees payable	1,119,714	479,642	223,566
Increase (decrease) in payable to Adviser	112,158	1,212,997	264,809
Increase (decrease) in administrator and custodian fees payable	370,701	(123,891)	44,383
Increase (decrease) in professional fees payable	113,070	(166,592)	158,930
Increase (decrease) in miscellaneous payable	198,160	(23,455)	25,295
Increase (decrease) in incentive fee payable	307,258	1,303,783	849,429
Increase (decrease) in transfer agent fees payable	9,210	4,412	(1,320)
Increase (decrease) in interest and borrowing expenses payable	1,312,658	(1,858,381)	3,165,191
Increase (decrease) in accrued organization costs	(106,510)	106,510	—

Net cash provided by (used for) operating activities	(315,206,780)	(177,285,515)	(197,174,227)

Cash flows from financing activities
Issuance of common stock	148,704,308	61,731,629	71,594,798
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	15,287	1,520	—
Repurchase of common stock	(30,943,710)	—	(232,123)
Distributions paid	(8,311,518)	(5,248,395)	(2,423,066)
Financing costs paid	(3,436,425)	(1,791,264)	(3,760,964)
Borrowings on notes	—	—	213,117,165
Borrowings on credit facility	436,900,000	209,700,000	247,250,000
Repayments of credit facility	(187,000,000)	(98,500,000)	(315,950,000)
Proceeds on secured borrowings	10,228,115	34,901,866	—
Repayments on secured borrowings	(18,870,856)	(16,031,010)	—

Net cash provided by (used for) financing activities	347,285,201	184,764,346	209,595,810

Net increase (decrease) in cash	32,078,421	7,478,831	12,421,583
Cash and cash equivalents, beginning of period	22,410,622	14,931,791	2,510,208

Cash and cash equivalents, end of period	$54,489,043	$22,410,622	$14,931,791

Supplemental and non-cash financing activities
Cash paid during the period for interest	$9,489,796	$9,196,475	$3,998,295
Issuance of common shares pursuant to distribution reinvestment plan	$9,670,804	$6,356,733	$3,559,092
State taxes paid	$78,497	$—	$—

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —257.77% + * # ^
U.S. Corporate Debt —244.00%
1st Lien/Senior Secured Debt —240.92%
AmerCareRoyal, LLC(1)	Business Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$526,726	$522,476	$492,489
AmerCareRoyal, LLC(2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	542,157	537,783	506,917
AmerCareRoyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	4,369,977	4,340,035	4,085,928
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	1,272,200	1,260,728	1,272,200
BEP Borrower Holdco, LLC(4) (5)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(3,190)	—
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,392,534	3,365,460	3,392,534
Engage2Excel, Inc.(1) (4)	Business Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	373,874	371,898	370,041
Engage2Excel, Inc.(1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,037,292	1,030,411	1,026,919
Engage2Excel, Inc.(1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,989,244	2,972,409	2,959,351
Global Radar Holdings, LLC(4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	—	(1,874)	—
Global Radar Holdings, LLC(2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	7,494,115	7,370,436	7,494,115
Metametrics, Inc.(4)	Business Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	260,473	252,392	260,473
Metametrics, Inc.(1) (2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,668,040	4,731,059
MSM Acquisitions, Inc.(4) (5)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	—	(14,764)	—
MSM Acquisitions, Inc.(2)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	3,035,769	2,982,201	3,020,590
MSM Acquisitions, Inc.(4)	Business Services	Revolver	8.25% (P + 5.00%; 2.00% Floor)	12/09/2026	113,317	93,015	107,191
MSM Acquisitions, Inc.(1) (2) (3)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	8,295,612	8,164,830	8,254,134
Rep Tec Intermediate Holdings, Inc.(4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	—	(12,973)	—
Rep Tec Intermediate Holdings, Inc.(1) (2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	14,386,927	14,150,969	14,386,927
Valcourt Holdings II, LLC(1) (4)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	629,494	604,560	629,494
Valcourt Holdings II, LLC(2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	2,668,148	2,620,810	2,668,148
Valcourt Holdings II, LLC(1) (2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	6,343,167	6,233,173	6,343,167
AEG Holding Company, Inc.(1)	Consumer Discretionary	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,056,538	1,049,248	1,056,538
AEG Holding Company, Inc.(4) (5)	Consumer Discretionary	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(8,444)	—
AEG Holding Company, Inc.(3)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,838,542	1,821,998	1,838,542
AEG Holding Company, Inc.(1)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	5,710,726	5,669,850	5,710,726
Ampler QSR Holdings, LLC(2) (3)	Consumer Non-Cyclical	Term Loan	6.88% (L + 5.88%; 1.00% Floor)	07/21/2027	12,471,832	12,240,157	12,284,755
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,178,697	1,171,653	1,046,094
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	945,093	944,188	838,770
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,647,736	1,637,867	1,462,365
Captain D’s, Inc.(4) (5)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	—	(713)	—
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,922,514	1,929,660
Freddy’s Frozen Custard, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(4,461)	—
Freddy’s Frozen Custard, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	4,908,524	4,855,157	4,908,524
Krispy Krunchy Foods, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	—	(19,108)	(19,498)
Krispy Krunchy Foods, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	11,698,611	11,469,309	11,464,639
Mathnasium LLC(4)	Consumer Non-Cyclical	Revolver	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	74,259	73,987
Mathnasium LLC(1) (2)	Consumer Non-Cyclical	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	5,440,202	5,333,666	5,331,398
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	118,340	114,494	114,494
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	239,084	231,313	231,313
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	1,991,362	1,978,641	1,926,643
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Delayed Draw Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(10,528)	(10,561)
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(2,632)	(2,640)
TBG Food Acquisition Corp(1) (2)	Consumer Non-Cyclical	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	6,600,651	6,534,791	6,534,645
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(28,548)	—
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(5,353)	—
5 Bars, LLC(3)	Digital Infrastructure & Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	4,742,121	4,700,796	4,742,121
Avant Communications, LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	—	(11,145)	(11,338)
Avant Communications, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	5,102,189	5,001,883	5,000,145
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(38,875)	(77,749)
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(27,795)	(55,591)
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(15,550)	(15,550)
Bridgepointe Technologies, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	4,789,366	4,693,578	4,693,578
Coretelligent Intermediate LLC(4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	—	—
Coretelligent Intermediate LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	(18,391)	(18,996)
Coretelligent Intermediate LLC(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	8,029,110	7,912,508	7,908,673
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	112,240	111,547	111,679

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC(4)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	$56,687	$53,206	$53,852
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	6,500,813	6,458,027	6,468,309
Fatbeam, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC(4)	Digital Infrastructure & Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	257,540	245,467	231,786
Fatbeam, LLC(2) (3)	Digital Infrastructure & Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	6,438,490	6,316,842	6,180,951
Firstdigital Communications LLC(4) (5)	Digital Infrastructure & Services	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	—	(31,481)	(31,735)
Firstdigital Communications LLC(2) (3)	Digital Infrastructure & Services	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,375,102	13,372,924
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	2,249,398	1,882,144	2,606,495
Fuze, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	—	(3,038)	29,436
Fuze, Inc.(1) (3)	Digital Infrastructure & Services	Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	9,593,090	9,562,149	11,289,986
MBS Holdings, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(17,253)	(4,871)
MBS Holdings, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	10,468,423	10,283,024	10,416,080
NI Topco, Inc(4)	Digital Infrastructure & Services	Revolver	4.35% (L + 4.25%)	12/28/2026	244,622	226,764	226,764
NI Topco, Inc(2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/28/2028	6,689,537	6,539,022	6,539,022
Saturn Borrower Inc(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	—	(39,305)	(79,208)
Saturn Borrower Inc(4)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	244,224	224,571	224,422
Saturn Borrower Inc(2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,762,366	7,762,366
Single Digits, Inc.(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	601,500	599,101	595,485
Single Digits, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(1,656)	(4,161)
Single Digits, Inc.(1)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,229,305	3,214,249	3,197,012
Thrive Buyer, Inc.(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	4,699,600	4,543,576	4,678,788
Thrive Buyer, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	—	(19,914)	(2,774)
Thrive Buyer, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	11,885,159	11,678,026	11,855,446
Towerco IV Holdings, LLC(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.63% (L + 5.63%; 1.00% Floor)	04/23/2026	13,200,903	13,015,634	13,035,063
Transtelco Holding, Inc.(2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605
Transtelco Holding, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605
Accelerate Resources Operating, LLC(4) (5)	Energy	Revolver	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(5,804)	—
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	4,233,665	4,174,582	4,233,665
Bowline Energy, LLC(1)	Energy	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	08/09/2025	3,501,384	3,463,180	3,501,384
Foundation Risk Partners, Corp.(4)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	1,221,250	1,208,400	1,205,221
Foundation Risk Partners, Corp.(4) (5)	Financials	Revolver	6.50% (L + 5.75%; 0.75% Floor)	10/29/2027	—	(12,430)	(12,976)
Foundation Risk Partners, Corp.(1) (2) (3)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	9,831,060	9,712,835	9,708,172
Galway Borrower, LLC(4) (5)	Financials	Delayed Draw Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(5,470)	(5,679)
Galway Borrower, LLC(4) (5)	Financials	Revolver	6.00% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(5,186)	(5,408)
Galway Borrower, LLC(1) (2)	Financials	Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	3,762,793	3,694,870	3,687,538
Higginbotham Insurance Agency, Inc.(2) (4)	Financials	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	408,722	392,084	389,995
Higginbotham Insurance Agency, Inc.(1) (2) (3)	Financials	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	8,124,520	8,025,805	8,043,274
Purchasing Power, LLC(1)	Financials	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	02/06/2024	2,143,137	2,124,747	2,137,779
TA/WEG Holdings, LLC(4)	Financials	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	3,369,460	3,349,421	3,369,460
TA/WEG Holdings, LLC(4)	Financials	Revolver	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	146,272	144,546	146,272
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(80,707)	(162,172)
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Revolver	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(15,672)	(7,873)
AAH Topco, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	7,651,890	7,499,432	7,498,853
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	968,734	968,067	968,734
American Physician Partners, LLC(4)	Healthcare & HCIT	Revolver	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	346,322	346,034	346,322

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
American Physician Partners, LLC(2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	$1,110,657	$1,110,051	$1,110,657
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	5,135,852	5,132,311	5,135,852
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	2,061,589	2,046,516	2,061,589
Analogic Corporation(4)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	122,222	121,007	115,271
Analogic Corporation(1) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,096,111	2,077,718	2,027,987
Caregiver 2, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	1,302,812	1,273,771	1,275,272
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	677,662	667,618	665,803
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	4,721,319	4,651,344	4,638,696
Caregiver 2, Inc.(2)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	646,610	635,095	635,294
Choice Health At Home, LLC,(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	—	(17,314)	(34,628)
Choice Health At Home, LLC,(1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	2,697,942	2,657,473	2,657,473
Coding Solutions Acquisition, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	—	(20,474)	(18,330)
Coding Solutions Acquisition, Inc.(4)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2025	69,828	67,954	68,955
Coding Solutions Acquisition, Inc.(2) (3)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	7,834,654	7,701,591	7,775,894
Community Based Care Acquisition, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	305,358	284,793	305,358
Community Based Care Acquisition, Inc.(4) (6)	Healthcare & HCIT	Revolver	7.75% (P + 4.50%; 2.00% Floor)	09/16/2027	475,097	458,641	468,619
Community Based Care Acquisition, Inc.(1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	5,342,252	5,237,300	5,302,185
Delaware Valley Management Holdings, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	—	(21,173)	(121,182)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	532,717	475,856
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	3,492,300	3,458,909	3,090,686
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	4.85% (L + 4.75%)	05/15/2026	1,067,934	1,060,499	1,067,934
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Term Loan	4.85% (L + 4.75%)	05/15/2026	2,268,405	2,252,839	2,268,405
FH MD Buyer, Inc.(1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	07/24/2028	5,520,754	5,466,660	5,479,349
GHA Buyer, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	811,193	798,999	811,193
GHA Buyer, Inc.(4)	Healthcare & HCIT	Revolver	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	317,026	306,311	317,026
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	559,497	551,505	559,497
GHA Buyer, Inc.(1) (3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	5,353,792	5,271,375	5,353,792
GHA Buyer, Inc.(3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	4,635,391	4,561,173	4,635,391
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	1,957,629	1,941,868	1,957,629
Honor HN Buyer, Inc(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(16,022)	(16,596)
Honor HN Buyer, Inc(4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(6,082)	(6,082)
Honor HN Buyer, Inc(1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	2,643,294	2,592,248	2,590,429
Kindeva Drug Delivery L.P.(4)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	687,973	663,697	641,000
Kindeva Drug Delivery L.P.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,660,091	15,362,567	15,151,138
Medbridge Holdings, LLC(4)	Healthcare & HCIT	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	458,742	435,821	458,742
Medbridge Holdings, LLC(1) (2)	Healthcare & HCIT	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	15,367,872	15,108,285	15,367,872
Medical Management Resource Group, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	—	(15,821)	(11,866)
Medical Management Resource Group, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(6,015)	(5,537)
Medical Management Resource Group, LLC(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	3,850,613	3,776,760	3,783,227
MedMark Services, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	2,175,411	2,106,921	2,105,126
MedMark Services, Inc.(1) (2)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	4,436,254	4,395,637	4,391,892
Millin Purchaser LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(11,782)	(12,247)
Millin Purchaser LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(51,545)	(53,582)
Millin Purchaser LLC(4) (5)	Healthcare & HCIT	Revolver	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(9,819)	(10,206)
Millin Purchaser LLC(1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	4,830,842	4,761,124	4,758,379
OMH-HealthEdge Holdings, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(5,861)	(2,294)
OMH-HealthEdge Holdings, LLC(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	2,143,505	2,103,337	2,132,787
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	3,699,295	3,642,231	3,680,799
Pace Health Companies, LLC(4) (5)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(3,316)	—
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,304,701	5,274,593	5,304,701
PAW Midco, Inc	Healthcare & HCIT	Term Loan	11.50% (11.50% PIK)	12/22/2031	5,328,115	5,168,684	5,168,271
Pinnacle Dermatology Management, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	—	(19,022)	(38,407)
Pinnacle Dermatology Management, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	12/08/2026	—	(13,264)	(6,721)
Pinnacle Dermatology Management, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,376,956	5,243,342	5,242,532
Pinnacle Treatment Centers, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	347,151	345,134	347,151
Pinnacle Treatment Centers, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,225)	—
Pinnacle Treatment Centers, Inc.(4) (5)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,808)	—
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	4,128,092	4,113,924	4,128,092

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	Delayed Draw Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	$1,554,536	$1,535,303	$1,511,786
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	2,138,823	2,115,584	2,080,006
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	547,119	539,255	532,073
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	3,416,629	3,371,987	3,322,672
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/09/2025	3,468,095	3,446,550	1,387,238
Redwood Family Care Network, Inc.(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	3,385,701	3,302,759	3,371,026
Redwood Family Care Network, Inc.(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	—	(10,545)	(1,472)
Redwood Family Care Network, Inc.(3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	6,736,256	6,615,591	6,719,416
Salisbury House, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	—	(8,365)	(6,725)
Salisbury House, LLC(1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	1,148,658	1,132,381	1,131,428
Salisbury House, LLC(1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,853,666	3,875,393
SCA Buyer, LLC(4)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	257,540	249,657	255,930
SCA Buyer, LLC(2)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	3,834,121	3,785,598	3,834,121
SIS Purchaser, Inc.(4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(16,352)	—
SIS Purchaser, Inc.(2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	2,430,305	2,391,057	2,430,305
SIS Purchaser, Inc.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,697,202	12,514,261	12,697,202
Smile Brands, Inc.(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	487,856	485,531	482,977
Smile Brands, Inc.(4)	Healthcare & HCIT	Revolver	6.75% (P + 3.50%; 1.75% Floor)	10/12/2025	13,899	12,969	11,351
Smile Brands, Inc.(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	1,606,770	1,598,701	1,590,702
Taconic Biosciences, Inc.(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/01/2026	4,733,001	4,649,471	4,685,671
The Center for Orthopedic and Research Excellence, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	299,344	285,084	294,993
The Center for Orthopedic and Research Excellence, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	1,153,201	1,147,274	1,147,435
The Center for Orthopedic and Research Excellence, Inc.(4) (9)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	310,739	303,248	307,287
The Center for Orthopedic and Research Excellence, Inc.(1) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	4,893,714	4,837,943	4,869,245
Activ Software Holdings, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(11,606)	(3,244)
Activ Software Holdings, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	8,070,237	7,925,881	8,029,885
Alphasense, Inc.(2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	645,972	640,161	642,742
Alphasense, Inc.(4) (5) (10)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	—	(7,625)	(4,362)
Alphasense, Inc.(3) (10)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	7,269,628	7,206,103	7,233,279
AMI US Holdings, Inc.(4)	Software & Tech Services	Revolver	5.35% (L + 5.25%)	04/01/2024	437,842	427,443	437,842
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/01/2025	8,090,225	7,993,780	8,090,225
Arrowstream Acquisition Co., Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(6,138)	(2,897)
Arrowstream Acquisition Co., Inc.(3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,801,878	3,834,121
Avetta, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	—	(3,802)	(1,236)
Avetta, LLC(1) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	3,220,374	3,175,362	3,212,323
Avetta, LLC(2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	6,836,841	6,722,844	6,819,748
Avetta, LLC(1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	4,239,624	4,196,267	4,229,025
Brightspot Buyer, Inc(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	—	(13,328)	(13,606)
Brightspot Buyer, Inc(2)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	5,215,571	5,113,388	5,111,260
BusinesSolver.com, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	—	(9,824)	(19,869)
BusinesSolver.com, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	7,379,963	7,306,983	7,306,163
Cybergrants Holdings, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(8,195)	(11,518)
Cybergrants Holdings, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(16,393)	(11,518)
Cybergrants Holdings, LLC(1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	11,747,857	11,580,502	11,630,378
Datacor, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(28,023)	—
Datacor, Inc.(4) (5)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(10,280)	(3,219)
Datacor, Inc.(1) (3)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	7,983,728	7,834,533	7,943,809
Degreed, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(5,693)	(3,478)
Degreed, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(2,169)	(3,134)
Degreed, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	2,782,788	2,759,481	2,761,917
Degreed, Inc.(1) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,097,775	5,114,376
Dispatch Track, LLC(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(2,716)	(755)
Dispatch Track, LLC(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,741,587	9,825,312
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	4.35% (L + 4.25%)	07/30/2025	3,326,513	3,317,966	3,318,197
Dude Solutions Holdings, Inc.(3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	3,853,725	3,779,486	3,815,188
Dude Solutions Holdings, Inc.(3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	530,072	519,517	524,771
EET Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	—	(13,485)	(13,816)
EET Buyer, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	6,907,937	6,773,088	6,769,778
EnterpriseDB Corporation(4) (5)	Software & Tech Services	Revolver	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	—	(12,616)	(2,532)
EnterpriseDB Corporation(1) (2)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	6,277,267	6,157,445	6,261,574
EnterpriseDB Corporation(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	7,964,621	7,874,000	7,944,709
EnterpriseDB Corporation(1) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	4,563,807	4,488,855	4,552,398
Exterro, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,032)	—
Exterro, Inc.(1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,732,506	5,809,123

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Exterro, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	$6,237,900	$6,148,977	$6,237,900
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,769,803	2,793,450
Faithlife, LLC(1) (2) (4)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	1,697,185	1,651,986	1,697,185
Faithlife, LLC(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	—	(4,165)	—
Faithlife, LLC(1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	728,853	717,940	728,853
Genesis Acquisition Co.(3)	Software & Tech Services	Revolver	4.13% (L + 4.00%)	07/31/2024	202,400	195,642	196,834
Genesis Acquisition Co.(1) (2)	Software & Tech Services	Term Loan	4.13% (L + 4.00%)	07/31/2024	1,374,959	1,362,298	1,337,148
Greenhouse Software, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(23,993)	(6,161)
Greenhouse Software, Inc.(2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,133,927	12,314,961
GS AcquisitionCo, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(3,243)	—
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	216,932	213,702	214,648
GS AcquisitionCo, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	8,708,367	8,658,965	8,664,825
Iodine Software, LLC(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	9,058,308	8,894,669	9,058,308
Iodine Software, LLC(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(22,107)	—
Iodine Software, LLC(1) (2)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	6,013,669	5,905,362	6,013,669
Kaseya, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	250,488	240,932	250,488
Kaseya, Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	553,854	550,163	553,854
Kaseya, Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	485,401	485,401	485,401
Kaseya, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 5.50%; 1.00% Floor)	05/02/2025	—	(2,163)	—
Kaseya, Inc.(1) (2)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	1,266,793	1,246,533	1,266,793
Kaseya, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	5,243,629	5,210,799	5,243,629
Mavenlink, Inc(4) (5)	Software & Tech Services	Revolver	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	—	(35,347)	(35,796)
Mavenlink, Inc(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	15,034,451	14,737,540	14,733,762
Ministry Brands, LLC(2)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	644,345	643,659	644,345
Ministry Brands, LLC(2)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,080,740	3,077,478	3,080,740
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(30,197)	—
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(15,493)	—
Moon Buyer, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	6,368,857	6,284,074	6,368,857
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	497,148	489,221	497,148
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	994,297	976,754	994,297
Netwrix Corporation And Concept Searching Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,380,166	1,350,432	1,380,166
Netwrix Corporation And Concept Searching Inc.(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	—	(3,553)	—
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,648,855	1,613,573	1,648,855
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	6,652,404	6,523,360	6,652,404
PerimeterX, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(18,332)	(10,754)
PerimeterX, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(5,880)	(6,988)
PerimeterX, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(2,178)	(2,795)
PerimeterX, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,842,516	2,818,385	2,814,091
Ranger Buyer Inc(4)	Software & Tech Services	Revolver	7.00% (L + 6.25%; 0.75% Floor)	11/18/2027	239,847	215,862	215,862
Ranger Buyer Inc(1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.25%; 0.75% Floor)	11/18/2028	14,390,790	14,102,974	14,102,974
Sauce Labs, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(18,064)	(24,034)
Sauce Labs, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(24,093)	(19,227)
Sauce Labs, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	5,127,286	5,024,740	5,050,376
SecureLink, Inc.(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	—	(4,950)	—
SecureLink, Inc.(1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	2,938,404	2,900,881	2,938,404
SecureLink, Inc.(1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	4,873,428	4,816,425	4,873,428
Sirsi Corporation(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(3,852)	(1,384)
Sirsi Corporation(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	7,326,840	7,272,820	7,308,523
Smartlinx Solutions, LLC(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(3,648)	(2,597)
Smartlinx Solutions, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,678,119	5,597,713	5,649,729
Streamsets, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(6,816)	(12,268)
Streamsets, Inc.(3)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,120,781	2,078,548	2,046,554
SugarCRM, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(2,407)	—
SugarCRM, Inc.(1) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,228,733	4,268,824
Sundance Group Holdings, Inc(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	—	(32,626)	(26,604)
Sundance Group Holdings, Inc(4)	Software & Tech Services	Revolver	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	425,670	399,558	404,387
Sundance Group Holdings, Inc(2) (3)	Software & Tech Services	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	11,824,177	11,606,577	11,646,815
Swiftpage, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(1,326)	(1,690)
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,446,093	2,432,907	2,427,747
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	225,154	223,434	223,465
Sysnet North America, Inc.	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	1,287,698	1,274,256	1,268,383
Sysnet North America, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	7,668,193	7,576,635	7,514,830
Telcor Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	—	(4,106)	(2,181)
Telcor Buyer, Inc.(1) (2)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	9,304,625	9,173,236	9,234,840
Telesoft Holdings, LLC(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	—	(8,939)	(2,984)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	$5,864,213	$5,774,460	$5,834,892
TRGRP, Inc.(4) (5)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(2,462)	—
TRGRP, Inc.(2)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,333,710	2,292,698	2,333,710
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,110,872	1,101,354	1,110,872
TRGRP, Inc.(2) (3)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,972,446	4,933,912	4,972,446
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/30/2027	690,794	690,794	690,794
Ungerboeck Systems International, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	322,391	318,018	322,391
Ungerboeck Systems International, LLC(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	—	(2,156)	—
Ungerboeck Systems International, LLC(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	2,717,277	2,680,448	2,717,277
Vectra AI, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(49,091)	(58,190)
Vectra AI, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(4,909)	(5,819)
Vectra AI, Inc.(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,188,883	3,177,155
Velocity Purchaser Corporation(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(728)	—
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	647,042	643,783	647,042
Velocity Purchaser Corporation(1) (2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,116,095	5,066,567	5,116,095
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,601,503	2,590,901	2,601,503
Veracross LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(16,659)	(16,688)
Veracross LLC(4) (5)	Software & Tech Services	Revolver	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(22,212)	(22,251)
Veracross LLC(3)	Software & Tech Services	Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	12,238,089	11,993,759	11,993,327
Dillon Logistics, Inc.(4) (11)	Transport & Logistics	Revolver	9.25% (P + 6.00%; 1.00% Floor)	12/11/2023	779,728	757,176	167,554
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	3,024,587	2,742,506	739,511
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	889,565	787,261	217,499

Total U.S. 1st Lien/Senior Secured Debt						833,353,917	834,232,033

2nd Lien/Junior Secured Debt —3.08%
Conterra Ultra Broadband Holdings, Inc.(1) (2)	Digital Infrastructure & Services	Term Loan	9.50% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,465,035	6,537,710
Brave Parent Holdings, Inc.(1)	Software & Tech Services	Term Loan	7.58% (L + 7.50%)	04/17/2026	1,230,107	1,212,535	1,230,107
Symplr Software, Inc.(1)	Software & Tech Services	Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,857,031	2,909,482

Total U.S. 2nd Lien/Junior Secured Debt						10,534,601	10,677,299

Total U.S. Corporate Debt						843,888,518	844,909,332

Canadian Corporate Debt —5.24%
1st Lien/Senior Secured Debt —5.24%
McNairn Holdings Ltd.(1) (10)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	809,967	804,385	757,319
Syntax Systems Ltd(1) (2) (10)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	8,862,389	8,774,869	8,773,765
Syntax Systems Ltd(4) (10)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.50%; 0.75% Floor)	10/29/2026	425,812	416,408	416,075
Syntax Systems Ltd(4) (5) (10)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(23,752)	(24,341)
Banneker V Acquisition, Inc.(2) (3) (10)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	7,177,672	7,054,712	7,177,672
Banneker V Acquisition, Inc.(4) (5) (10)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	—	(4,095)	—
Banneker V Acquisition, Inc.(2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	1,034,605	1,018,253	1,034,605

Total Canadian 1st Lien/Senior Secured Debt						18,040,780	18,135,095

Total Canadian Corporate Debt						18,040,780	18,135,095

United Kingdom Corporate Debt —2.03%
1st Lien/Senior Secured Debt —2.03%
GlobalWebIndex Inc.(3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	1,841,860	1,813,899	1,712,930
GlobalWebIndex Inc.(2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,361,193	5,332,185

Total United Kingdom 1st Lien/Senior Secured Debt						7,175,092	7,045,115

Total United Kingdom Corporate Debt						7,175,092	7,045,115

Portfolio Company	Class/Series	Industry			Sharse	Cost	Fair Value
U.S. Preferred Stock —3.87%
Global Radar Holdings, LLC(12)	LLC Units	Business Services			125	$367,615	$549,041
Bowline Topco LLC(13) (14)	LLC Units	Energy			2,946,390	2,002,277	2,600,575
SBS Ultimate Holdings, LP(14)	Class A	Healthcare & HCIT			217,710	861,879	705,379
Concerto Health AI Solutions, LLC (14) (15)	Series B-1	Software & Tech Services			65,614	349,977	460,537
Streamsets, Inc.(14)	Series C-1	Software & Tech Services			109,518	295,512	301,406

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair Value
Alphasense, Inc.(10) (14)	Series C	Software & Tech Services	$23,961	$369,843	$371,362
Datarobot, Inc.(14)	Series F	Software & Tech Services	6,715	88,248	117,326
Datarobot, Inc.(14)	Series E	Software & Tech Services	38,190	289,278	570,282
Degreed, Inc.(14)	Series D	Software & Tech Services	16,943	278,308	278,308
Degreed, Inc.(14)	Series C-1	Software & Tech Services	43,819	278,541	718,478
Heap, Inc.(14)	Series D	Software & Tech Services	17,425	147,443	147,527
Heap, Inc.(14)	Series C	Software & Tech Services	189,617	696,351	1,444,013
Mcafee(14) (16) (19)	Class A	Software & Tech Services	821,396	821,396	835,432
Netskope, Inc.(14)	Series G	Software & Tech Services	36,144	302,536	400,047
PerimeterX, Inc.(14)	Series D	Software & Tech Services	282,034	838,601	870,048
Phenom People, Inc.(14)	Series C	Software & Tech Services	35,055	220,610	552,848
Protoscale Rubrik, LLC (14)	Class B	Software & Tech Services	25,397	598,212	635,044
Symplr Software Intermediate Holdings, Inc.(14)	Series A	Software & Tech Services	1,196	1,160,532	1,718,402
Vectra AI, Inc(14)	Series F	Software & Tech Services	17,064	131,095	123,291

Total U.S. Preferred Stock				10,098,254	13,399,346
U.S. Common Stock—2.23%
Leeds FEG Investors, LLC(14)	Class A	Consumer Discretionary	320	$321,309	$290,338
Pacific Bells, LLC(14) (17)	LP Interests	Consumer Non-Cyclical	802,902	802,902	802,902
Freddy’s Frozen Custard, LLC(14) (31)	LP Interests	Consumer Non-Cyclical	72,483	72,483	108,415
Nestle Waters North America, Inc.(14) (18) (19)	LP Interests	Consumer Non-Cyclical	341,592	98,394	98,394
Avant Communications, LLC(14) (20)	Class A	Digital Infrastructure & Services	220,542	220,542	220,542
Avant Communications, LLC.(14) (20)	Class A Capital	Digital Infrastructure & Services	220,542	—	—
NEPCORE Parent Holdings, LLC(14)	Class A	Digital Infrastructure & Services	82	81,530	81,530
Neutral Connect, LLC(14) (21)	LLC Units	Digital Infrastructure & Services	396,513	439,931	439,931
Thrive Parent, LLC(14)	Class L	Digital Infrastructure & Services	100,219	263,195	307,955
Agape Care Group(14) (22)	LP Interests	Healthcare & HCIT	590,203	590,203	590,203
Health Platform Group, Inc.(14)	Earn Out	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition(10) (14)	Class B	Healthcare & HCIT	15,183	46	46
Healthcare Services Acquisition(10) (14) (23)	Class A	Healthcare & HCIT	28,158	281,580	279,891
INH Group Holdings, Inc.(14)	Class A	Healthcare & HCIT	484,552	484,552	315,872
Medical Management Resource Group, LLC(14) (24)	Class B	Healthcare & HCIT	34,492	34,492	34,321
Millin Purchaser LLC(14) (32)	Class A	Healthcare & HCIT	86,555	86,555	86,555
Redwood Family Care Network, Inc.(14)	Class A	Healthcare & HCIT	66	66,000	76,527
EnterpriseDB Corporation(14) (19) (33)	LLC Units	Software & Tech Services	417,813	417,813	1,282,685
American Safety Holdings Corp.(14) (25)	LP Interests	Software & Tech Services	167,509	190,658	270,241
Brightspot Holdco, LLC (14)	LLC Units	Software & Tech Services	433,207	433,207	433,207
Moon Topco L.P.(14)	Class A	Software & Tech Services	36	35,999	40,471
Ranger Lexipol Holdings, LLC(14)	Class A	Software & Tech Services	433	433,207	433,207
Ranger Lexipol Holdings, LLC(14)	Class B	Software & Tech Services	433	—	—
Samsara Networks, Inc.(10) (14) (23)	Class A	Software & Tech Services	33,451	369,998	940,308
Stripe, Inc.(14)	Class B	Software & Tech Services	4,158	166,854	163,472
Omni Logistics, LLC(19) (26)	LP Interests	Transport & Logistics	193,770	193,770	426,294

Total U.S. Common Stock				6,085,220	7,723,307
Canadian Common Stock —0.07%
Auvik Topco Holdings, Inc.(10) (14) (19) (27)	LP Interests	Software & Tech Services	244,920	244,920	244,920

Total Canadian Common Stock				244,920	244,920
U.S. Warrants —0.26%
Fuze, Inc., expire 04/26/2031(14)	Series A	Digital Infrastructure & Services	613,241	—	227,619

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Class/Series	Industry		Shares	Cost	Fair Value
Healthcare Services Acquisition, expire 12/31/2027(10) (14)	Class B	Healthcare & HCIT		$14,079	$—	$—
Healthcare Services Acquisition, expire 12/31/2027(10) (14) (23)	Class A	Healthcare & HCIT		23,721	23,721	12,335
SBS Ultimate Holdings, LP, expire 09/18/2030(14)	Class A	Healthcare & HCIT		17,419	—	—
Alphasense, Inc., expire 05/29/2027(10) (14)	Series B	Software & Tech Services		38,346	35,185	206,363
Alphasense, Inc., expire 12/22/2027(10) (14)	Series C	Software & Tech Services		2,049	—	12,235
Degreed, Inc., expire 04/11/2028(14)	Series D	Software & Tech Services		7,624	—	38,358
Degreed, Inc., expire 05/31/2026(14)	Series C-1	Software & Tech Services		26,294	46,823	279,001
PerimeterX, Inc., expire 12/31/2031(14)	Series D	Software & Tech Services		10,850	7,595	7,595
Streamsets, Inc., expire 11/25/2027(14)	Series C-1	Software & Tech Services		23,382	16,367	15,965
Vectra AI, Inc., expire 03/18/2031(14)	Series F	Software & Tech Services		35,156	58,190	100,824

Total U.S. Warrants					187,881	900,295
United Kingdom Warrants —0.07%
GlobalWebIndex, Inc., expire 12/30/2027(14)	Preferred Units	Software & Tech Services		8,832	159,859	223,583

Total United Kingdom Warrants					159,859	223,583

TOTAL INVESTMENTS—257.77%(28)					$885,880,524	$892,580,993

Cash Equivalents —4.95%
U.S. Investment Companies —4.95%
Blackrock T Fund I(23) (29)	Money Market	Money Market Portfolio	0.01% (30)	17,156,786	$17,156,786	$17,156,786

Total U.S. Investment Companies					17,156,786	17,156,786

Total Cash Equivalents					17,156,786	17,156,786

LIABILITIES IN EXCESS OF OTHER ASSETS —(162.72%)						$(563,461,099)

NET ASSETS—100.00%						$346,276,680

+

As of December 31, 2021, qualifying assets represented 96.32% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively) at the borrower’s option. LIBOR loans may be subject to interest floors. As of December 31, 2021, rates for weekly 1M L, 2M L, 3M L and 6M L are 0.10%, 0.15%, 0.21% and 0.34%, respectively. As of December 31, 2021, the U.S. Prime rate was 3.25%.

(1)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
(2)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding III, LLC.
(3)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(4)

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

(6)	$86,381 of the funded par amount accrues interest at 6.50% (L + 5.50%; 1.00% Floor).
(7)	$320,329 of the funded par amount accrues interest at 9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor).
(8)	$135,993 of the funded par amount accrues interest at 8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor).
(9)	$138,106 of the funded par amount accrues interest at 8.00% (P + 4.75%; 2.00% Floor).
(10)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(11)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(12)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC
(13)	Bowline Topco LLC is held through ABPCIC BE Holdings, LLC.
(14)	Non-income producing investment.
(15)	Concerto Health AI Solutions, LLC is held through ABPCIC Concerto Holdings LLC.
(16)	Position or portion thereof is held by Magenta Blocker Aggregator LP, which is held by ABPCIC Equity Holdings, LLC.
(17)	Position or portion thereof is held by Orangewood WWB Co-Invest, L.P. which is held by ABPCIC Equity Holdings, LLC.
(18)	Position or portion thereof is held by ORCP III Triton Co-Investors, L.P. which is held by ABPCIC Equity Holdings, LLC.
(19)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(20)	Position or portion thereof is held by Pamlico Avant Holdings L.P. which is held by ABPCIC Avant, LLC.
(21)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.
(22)	Position or portion thereof is held by REP Coinvest III AGP Blocker, L.P. which is held by ABPCIC Equity Holdings, LLC.
(23)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(24)	Medical Management Resource Group, LLC is held through Advantage AVP Parent Holdings, L.P.
(25)	Position or portion thereof is held by REP Coinvest III Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(26)	Position or portion thereof is held by REP Coinvest III-A Omni, L.P. which is held by ABPCIC Equity Holdings, LLC.
(27)	Position or portion thereof is held by GHP SPV-2, L.P., which is held by ABPCIC Equity Holdings, LLC.
(28)

Aggregate gross unrealized appreciation for federal income tax purposes is $14,943,797; aggregate gross unrealized depreciation for federal income tax purposes is $8,243,328. Net unrealized appreciation is $6,700,469 based upon a tax cost basis of $885,880,524.

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

(29)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(30)	The rate shown is the annualized seven-day yield as of December 31, 2021.
(31)	Position or portion thereof is held by Freddy’s Acquisition, LP.
(32)	Position or portion thereof is held by GSV MedSuite Investments, LLC.
(33)	Position or portion thereof is held by GHP E Aggregator, LLC.

L - LIBOR

P - Prime

PIK - Payment-In-Kind

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —239.72% + * # ^
U.S. Corporate Debt —229.94%
1st Lien/Senior Secured Debt —224.81%
Amercareroyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$4,532,375	$4,494,065	$4,487,051
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(8,923)	(19,325)
BEP Borrower Holdco, LLC(2) (3)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(4,477)	(4,295)
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan A	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,435,477	3,398,119	3,383,945
Edgewood Partners Holdings LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	09/06/2024	5,565,603	5,524,826	5,509,947
Global Radar Holdings, LLC(2) (3)	Business Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	—	(11,637)	(11,637)
Global Radar Holdings, LLC(4)	Business Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/31/2025	6,400,861	6,272,844	6,272,844
Metametrics, Inc.(2) (3)	Business Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	—	(10,230)	(13,024)
Metametrics, Inc.(1)	Business Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	09/10/2025	5,425,654	5,336,647	5,317,140
MSM Acquisitions, Inc.(2) (3)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(15,154)	(15,313)
MSM Acquisitions, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	—	(24,249)	(24,501)
MSM Acquisitions, Inc.(1) (4)	Business Services	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	12/09/2026	7,350,271	7,204,523	7,203,266
Single Digits, Inc.	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	607,575	603,967	558,969
Single Digits, Inc.(2) (3)	Business Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(2,489)	(33,292)
Single Digits, Inc.(1)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,262,597	3,240,552	3,001,589
Smile Brands, Inc.(4)	Business Services	Delayed Draw Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	493,072	489,895	484,443
Smile Brands, Inc.(2) (3)	Business Services	Revolver	6.17% (L + 5.17%; 1.00% Floor)	10/12/2023	—	(1,439)	(4,459)
Smile Brands, Inc.(1)	Business Services	Term Loan	5.42% (L + 5.17%; 0.21% Floor)	10/12/2024	1,623,125	1,612,386	1,594,721
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,178,697	1,169,455	1,090,295
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	945,093	939,402	874,211
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	4.50% (L + 3.50%; 1.00% Floor)	11/08/2024	1,647,736	1,634,821	1,524,155
Captain D’s, Inc.(2)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	144,787	143,730	142,826
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,919,188	1,910,364
GPS Hospitality Holding Company LLC(1)	Consumer Non-Cyclical	Term Loan B	4.47% (L + 4.25%)	12/08/2025	2,322,145	2,296,073	2,240,870
PF Growth Partners, LLC(2)	Consumer Non-Cyclical	Delayed Draw Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	119,542	116,781	112,345
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	8.00% (L + 7.00%, 1.00% Floor)	07/11/2025	2,011,787	1,995,817	1,971,551
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(38,832)	—
5 Bars, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	—	(7,281)	—
5 Bars, LLC(4)	Digital Infrastructure & Services	Term Loan	6.00% (L + 4.00%; 2.00% Floor)	09/27/2024	4,742,121	4,687,586	4,742,121
EvolveIP, LLC(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	113,373	105,505	102,036
EvolveIP, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	—	(5,886)	(8,503)
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	06/07/2023	6,567,317	6,496,610	6,468,808
Fuze, Inc.(2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	777,532	280,941	766,905
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Revolver	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	—	(4,833)	(18,531)
Fuze, Inc.(1) (4)	Digital Infrastructure & Services	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	09/20/2024	11,015,029	10,973,819	10,857,514
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(10,811)	—
Star2star Communications, LLC(2) (3)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	—	(16,217)	—
Star2star Communications, LLC(1) (4)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	03/13/2025	5,404,057	5,312,392	5,404,057
AEG Holding Company, Inc.(1)	Education	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,067,375	1,056,524	1,046,027
AEG Holding Company, Inc.(2) (3)	Education	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(12,646)	(22,337)
AEG Holding Company, Inc.(4)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,857,399	1,832,000	1,820,251
AEG Holding Company, Inc.(1)	Education	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	6,043,942	5,980,204	5,923,063
Accelerate Resources Operating, LLC(2) (3)	Energy	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(28,622)	(49,772)
Accelerate Resources Operating, LLC(2) (3)	Energy	Revolver	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	—	(7,155)	(12,443)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	02/24/2026	$4,989,614	$4,903,754	$4,839,925
BCP Raptor II, LLC(1)	Energy	Term Loan	4.90% (L + 4.75%)	11/03/2025	5,654,641	5,653,854	4,891,264
Brazos Delaware II, LLC(1)	Energy	Term Loan B	4.16% (L + 4.00%)	05/21/2025	4,003,380	3,924,100	3,462,923
Nine Point Energy, LLC(2) (3)	Energy	Delayed Draw Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	—	(4,707)	(42,656)
Nine Point Energy, LLC	Energy	Term Loan	9.00% (L + 5.50%; 2.50% PIK; 1.00% Floor)	06/07/2024	5,737,924	5,651,856	4,991,994
Foundation Risk Partners, Corp.(2) (3)	Financials	First Lien Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	—	(29,327)	(29,327)
Foundation Risk Partners, Corp.(4)	Financials	First Lien Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/10/2023	1,955,172	1,916,069	1,916,069
Higginbotham Insurance Agency, Inc.(2) (3)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	—	(12,328)	(12,535)
Higginbotham Insurance Agency, Inc.(5)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/25/2026	5,937,344	5,849,538	5,848,284
American Physician Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,004,457	999,314	964,278
American Physician Partners, LLC(2)	Healthcare & HCIT	Revolver	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	346,322	344,112	328,562
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan A	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	5,322,083	5,293,112	5,109,200
American Physician Partners, LLC	Healthcare & HCIT	Term Loan C	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	1,151,613	1,146,211	1,105,549
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan D	7.75% (L + 6.75%; 1.00% Floor)	12/21/2021	2,137,611	2,009,807	2,052,107
Analogic Corporation(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,024)	(7,486)
Analogic Corporation(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,117,500	2,092,383	2,043,387
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(2) (3) (4) (6)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	—	(4,912)	(9,659)
Azurity Pharmaceuticals, Inc.(1) (4) (6)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/21/2023	7,182,884	7,105,941	7,039,226
BK Medical Holding Company, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	—	(2,342)	(12,870)
BK Medical Holding Company, Inc.(4)	Healthcare & HCIT	Term Loan A	6.25% (L + 5.25%; 1.00% Floor)	06/22/2024	2,980,316	2,956,762	2,861,104
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	4,869,246	4,777,466	4,771,861
Caregiver 2, Inc.(4)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	07/24/2025	698,894	685,721	684,916
Coding Solutions Acquisition, Inc(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	—	(24,440)	(24,440)
Coding Solutions Acquisition, Inc(2)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	19,396	17,069	17,069
Coding Solutions Acquisition, Inc(4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2026	7,913,792	7,755,516	7,755,516
Delaware Valley Management Holdings, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	—	(30,445)	(160,698)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	529,343	522,326	448,618
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 4.00%; 2.25% PIK; 1.00% Floor)	03/21/2024	3,455,055	3,409,119	2,928,159
Ethos Veterinary Health LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	4.90% (L + 4.75%)	05/15/2026	1,067,933	1,051,553	1,058,398
Ethos Veterinary Health LLC(1)	Healthcare & HCIT	Term Loan	4.90% (L + 4.75%)	05/15/2026	2,291,671	2,272,956	2,280,213
FH MD Buyer, Inc(1) (4)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/31/2026	4,758,403	4,642,290	4,639,443
GHA Buyer, Inc.(2)	Healthcare & HCIT	Fifth Amendment Delayed Draw Term loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	819,387	802,507	819,387
GHA Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	—	(16,560)	—
GHA Buyer, Inc.(4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	4,682,214	4,589,427	4,682,214
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	1,977,880	1,954,014	1,977,880
GHA Buyer, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	5,408,146	5,310,809	5,408,146
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.00% (L + 6.00%; 2.00% Floor)	06/24/2025	565,207	555,552	565,207
INH Buyer, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%, 1.00% Floor)	01/31/2024	—	(1,962)	(3,088)
INH Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%, 1.00% Floor)	01/31/2025	8,593,414	8,497,744	8,464,513
Kindeva Drug Delivery L.P.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	—	(31,405)	(36,133)
Kindeva Drug Delivery L.P.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,819,048	15,463,256	15,423,572
OMH-HealthEdge Holdings, LLC(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(7,910)	(10,322)
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	10/24/2025	3,737,140	3,666,904	3,653,054
Pace Health Companies, LLC(2) (3)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(4,542)	(6,167)
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,358,969	5,318,091	5,305,379

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Dermatology Management, LLC(2)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	2,280,367	2,238,882	2,199,409
Pinnacle Dermatology Management, LLC(2) (3)	Healthcare & HCIT	Revolver	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	—	(3,106)	(6,455)
Pinnacle Dermatology Management, LLC(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	05/18/2023	$5,380,911	$5,310,665	$5,273,293
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,434)	(2,343)
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Delayed Draw Term Loan 2	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	350,666	348,199	347,160
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	—	(2,387)	(2,929)
Pinnacle Treatment Centers, Inc.(4)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2022	4,128,092	4,099,904	4,086,812
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	General Delayed Draw Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	1,478,951	1,453,814	1,196,915
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	518,062	508,152	419,267
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Specified Delayed Draw Term Loan	10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	2,036,183	2,000,944	1,647,883
Platinum Dermatology Partners, LLC	Healthcare & HCIT	Term Loan	9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor)	01/03/2023	3,238,540	3,172,757	2,620,951
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	06/09/2025	3,934,668	3,904,130	3,767,444
Salisbury House, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	08/30/2025	—	(10,572)	(11,209)
Salisbury House, LLC(1) (4)	Healthcare & HCIT	Term Loan A1	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	5,366,661	5,239,533	5,232,494
SIS Purchaser, Inc.(2) (3)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(19,692)	(20,405)
SIS Purchaser, Inc.(1) (4)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,825,456	12,606,394	12,601,010
The Center for Orthopedic and Research Excellence, Inc.(2) (9)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	577,458	561,028	557,270
The Center for Orthopedic and Research Excellence, Inc.(2) (3)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	—	(9,474)	(12,084)
The Center for Orthopedic and Research Excellence, Inc.(1) (4)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	08/15/2025	4,943,778	4,873,997	4,857,261
Theranest, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,743,641	2,711,689	2,675,050
Theranest, LLC(2) (3)	Healthcare & HCIT	Revolver	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	—	(4,438)	(10,714)
Theranest, LLC(1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	07/24/2023	2,970,000	2,937,217	2,895,750
Women’s Health USA, Inc.(2) (3)	Healthcare & HCIT	Revolver	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	—	(2,150)	(2,195)
Women’s Health USA, Inc.(1) (4)	Healthcare & HCIT	Term Loan	8.75% (L + 7.75%; 1.00% Floor)	10/09/2023	4,116,949	4,057,490	4,056,430
ZBS Alliance Animal Health, LLC(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	3,056,995	3,007,287	2,995,855
ZBS Alliance Animal Health, LLC(2) (3)	Healthcare & HCIT	First Amendment Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	—	(14,900)	(45,076)
ZBS Alliance Animal Health, LLC(2)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	453,560	442,268	439,953
ZBS Alliance Animal Health, LLC(1)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	11/08/2025	2,694,147	2,649,100	2,640,264
Alphasense, Inc.(1) (2) (3)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(19,224)	—
Alphasense, Inc.(1) (2) (3)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	—	(10,717)	—
Alphasense, Inc.(1) (4)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	05/29/2024	7,269,628	7,180,336	7,269,628
AMI US Holdings, Inc.(2)	Software & Tech Services	Revolver	5.65% (L + 5.50%)	04/01/2024	788,116	773,369	771,697
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	04/01/2025	8,173,415	8,050,411	8,050,814
Arrowstream Acquisition Co., Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(7,655)	(7,726)
Arrowstream Acquisition Co., Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,786,548	3,785,832
Avetta, LLC(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	—	(5,453)	(9,888)
Avetta, LLC(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	3,253,746	3,190,633	3,188,671
Avetta, LLC(1)	Software & Tech Services	Term Loan B	6.25% (L + 5.25%; 1.00% Floor)	04/10/2024	4,283,219	4,222,444	4,197,555
Businesssolver.com, Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	388,235	385,900	388,235
Businesssolver.com, Inc.(2) (3)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	—	(3,180)	—
Businesssolver.com, Inc.(1) (4) (5)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	9,703,535	9,608,867	9,703,535
Businesssolver.com, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/15/2023	1,390,037	1,369,183	1,390,037
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	First Lien Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(25,714)	(25,754)
Datacor Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	—	(12,849)	(12,877)
Datacor Holdings, Inc.(1) (4)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/26/2025	6,180,951	6,042,052	6,041,879
Degreed, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,924,689	2,865,519	2,924,689
Degreed, Inc.(4)	Software & Tech Services	Revolver	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	417,813	414,941	417,813
Degreed, Inc.(1) (4)	Software & Tech Services	Term Loan	7.35% (L + 6.35%; 1.00% Floor)	05/31/2024	2,228,335	2,211,944	2,228,335
Dispatch Track, LLC(2) (3)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	—	(3,610)	(3,020)
Dispatch Track, LLC(1)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2024	6,038,593	5,966,394	5,978,207
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	4.40% (L + 4.25%)	07/30/2025	3,360,865	3,350,124	3,310,452

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Dude Solutions Holdings, Inc.(4)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	06/13/2025	3,882,883	3,796,420	3,795,518
E2open LLC(2)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	238,713	235,653	238,713
E2open LLC(1)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/26/2024	4,895,325	4,843,685	4,895,325
Engage2Excel, Inc.(1) (2)	Software & Tech Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	259,141	255,648	244,002
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,030,639	1,018,322	989,413
Engage2Excel, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	$2,970,378	$2,940,272	$2,851,562
EnterpriseDB Corporation(2) (3)	Software & Tech Services	Revolver	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	—	(9,730)	(6,964)
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	7,884,480	7,770,371	7,805,636
EnterpriseDB Corporation(1) (4)	Software & Tech Services	Term Loan	7.75% (L + 5.50%; 0.50% PIK; 1.75% Floor)	06/21/2024	4,517,886	4,430,433	4,472,707
Exterro, Inc.(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,863)	(1,238)
Exterro, Inc.(4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,584,363	6,455,464	6,551,441
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,714,227	5,780,077
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,761,205	2,779,483
Faithlife, LLC(1) (2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	1,705,713	1,649,597	1,645,019
Faithlife, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(5,267)	(5,581)
Faithlife, LLC(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/18/2025	732,515	718,688	717,865
Finalsite Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	—	(2,778)	(4,430)
Finalsite Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/25/2024	3,299,280	3,260,625	3,241,542
Genesis Acquisition Co.	Software & Tech Services	Delayed Draw Term Loan	4.22% (L + 4.00%)	07/31/2024	40,193	39,949	36,877
Genesis Acquisition Co.(4)	Software & Tech Services	Revolver	4.22% (L + 4.00%)	07/31/2024	202,400	199,929	185,702
Genesis Acquisition Co.(1)	Software & Tech Services	Term Loan	4.22% (L + 4.00%)	07/31/2024	1,348,936	1,331,729	1,237,649
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	697,073	689,765	686,617
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	1,430,055	1,430,055	1,408,604
GS AcquisitionCo, Inc.(1)	Software & Tech Services	Fifth Supplemental Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	823,023	810,749	810,677
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Fourth Supplemental Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,717)	(3,741)
GS AcquisitionCo, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	—	(3,559)	(5,743)
GS AcquisitionCo, Inc.(1) (4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/24/2024	3,526,700	3,493,436	3,473,799
Kaseya Inc.(2) (3) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	—	(4,197)	(6,015)
Kaseya Inc.(10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	539,265	534,498	528,480
Kaseya Inc.(2) (10)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/02/2025	184,235	181,464	176,716
Kaseya Inc.(1) (4) (10)	Software & Tech Services	Term Loan	8.00% (L + 4.00%; 3.00% PIK; 1.00% Floor)	05/02/2025	5,087,721	5,046,461	4,985,967
Lexipol, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	1,382,942	1,357,778	1,357,464
Lexipol, LLC(1)	Software & Tech Services	Term Loan A	6.75% (L + 5.75%; 1.00% Floor)	10/08/2025	6,259,633	6,154,275	6,150,089
Medbridge Holdings, LLC(1) (5)	Software & Tech Services	Initial Term Loan	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	15,367,872	15,061,604	15,060,514
Medbridge Holdings, LLC(2) (3)	Software & Tech Services	Revolver	8.00% (L + 7.00%, 1.00% Floor)	12/23/2026	—	(27,413)	(27,524)
Ministry Brands, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	650,993	649,558	636,346
Ministry Brands, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,112,742	3,105,923	3,042,705
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(19,215)	(23,794)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment First Out Term Loan	4.50% (L + 3.50%; 1.00% Floor)	09/30/2026	2,807,645	2,769,039	2,769,039
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	First Amendment Last Out Term Loan	9.08% (L + 8.08%; 1.00% Floor)	09/30/2026	7,175,092	7,014,042	7,014,042
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Last Out Term Loan	10.00% (L + 9.00%; 1.00% Floor)	09/30/2026	1,665,510	1,622,670	1,625,954
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Primary Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	500,905	491,298	489,009
Netwrix Corporation And Concept Searching Inc.(2) (3)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	09/30/2026	—	(4,284)	(3,956)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(6,883)	(6,989)
PerimeterX, Inc.(2) (3)	Software & Tech Services	Revolver	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	—	(2,737)	(2,795)
PerimeterX, Inc.(4)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	11/22/2024	2,798,825	2,771,229	2,770,837
Purchasing Power, LLC(1)	Software & Tech Services	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	02/06/2024	2,624,201	2,592,378	2,571,717
Real Capital Analytics, Inc.(2) (3)	Software & Tech Services	Revolver	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	—	(2,683)	—
Real Capital Analytics, Inc.(1) (4)	Software & Tech Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	10/02/2024	3,019,297	3,007,315	3,019,297
Real Capital Analytics, Inc.(1)	Software & Tech Services	Term Loan	6.00% (L + 5.00%, 1.00% Floor)	10/02/2024	4,863,178	4,844,190	4,863,178
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(23,772)	—
Rep Tec Intermediate Holdings, Inc.(2) (3)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(7,924)	—
Rep Tec Intermediate Holdings, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/19/2025	4,164,398	4,089,771	4,164,398
SecureLink, Inc(1)	Software & Tech Services	Initial Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	4,922,655	4,852,007	4,848,815

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
SecureLink, Inc(2) (3)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/01/2025	—	(6,262)	(6,593)
Sirsi Corporation(2) (3)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	—	(5,503)	(6,921)
Sirsi Corporation(1)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	03/15/2024	8,449,581	8,361,442	8,343,961
Smartlinx Solutions, LLC(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(4,498)	(9,974)
Smartlinx Solutions, LLC(1) (4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,735,912	5,635,853	5,625,782
Streamsets, Inc.(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(9,115)	(9,737)
Streamsets, Inc.(4)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,103,146	2,048,309	2,044,721
SugarCRM, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(3,326)	—
SugarCRM, Inc.(1) (4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	$4,268,824	$4,215,403	$4,268,824
Swiftpage, Inc.(2) (3) (4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	—	(2,232)	(7,887)
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	2,471,441	2,445,531	2,384,940
Swiftpage, Inc.(4)	Software & Tech Services	Term Loan A	7.50% (L + 6.50%; 1.00% Floor)	06/13/2023	227,475	224,713	219,514
Sysnet North America, Inc(2) (3)	Software & Tech Services	Delayed Draw Term Loan B1	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	—	(28,973)	(57,946)
Sysnet North America, Inc(1) (4)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	5,150,792	5,073,530	5,073,530
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Revolver	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	—	(11,150)	(13,429)
Telesoft Holdings, LLC(4)	Software & Tech Services	Term Loan	6.75% (L + 5.75%, 1.00% Floor)	12/16/2025	5,923,900	5,811,092	5,790,612
TRGRP, Inc.(2) (3)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(3,789)	(6,666)
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,093,574	1,079,177	1,071,703
TRGRP, Inc.(1) (4)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,894,320	4,836,011	4,796,433
Velocity Purchaser Corporation(2) (3)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(1,518)	—
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	660,247	653,553	660,247
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,655,701	2,633,903	2,655,701
Velocity Purchaser Corporation(1)	Software & Tech Services	Third Amendment Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,167,773	5,066,540	5,167,773
Watermark Insights, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	324,557	323,118	317,255
Watermark Insights, LLC(1)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	06/07/2024	2,586,180	2,570,238	2,527,991
Dillon Logistics, Inc.(2)	Transport & Logistics	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	191,523	187,627	(28,059)
Dillon Logistics, Inc.	Transport & Logistics	Term Loan A	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,797,528	2,681,107	1,286,863
Dillon Logistics, Inc.	Transport & Logistics	Term Loan B	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	822,784	776,708	378,481
OSG Bulk Ships, Inc.(1)	Transport & Logistics	Term Loan	5.16% (L + 5.00%)	12/21/2023	5,169,932	5,129,012	5,066,533

Total U.S. 1st Lien/Senior Secured Debt						506,794,869	499,889,111
2nd Lien/Junior Secured Debt —5.13%
Brave Parent Holdings, Inc.(1)	Energy	Term Loan	7.65% (L + 7.50%)	04/17/2026	1,230,107	1,208,583	1,202,429
Foundation Risk Partners, Corp.(2) (3)	Financials	2nd Lien Delayed Draw Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	—	(15,711)	(14,140)
Foundation Risk Partners, Corp.(1)	Financials	2nd Lien Term Loan	9.50% (L + 8.50%; 1.00% Floor)	11/10/2024	837,931	816,996	819,077
Conterra Ultra Broadband Holdings, Inc.(1)	Software & Tech Services	Term Loan	9.00% (L + 8.00%; 1.00% Floor)	04/30/2027	6,537,710	6,454,358	6,537,710
Symplr Software, Inc.(1)	Software & Tech Services	2nd Lien Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,851,443	2,851,293

Total U.S. 2nd Lien/Junior Secured Debt						11,315,669	11,396,369

Total U.S. Corporate Debt						518,110,538	511,285,480
Canadian Corporate Debt —2.64%
1st Lien/Senior Secured Debt —2.64%
McNairn Holdings Ltd.(1) (4) (11) (12)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	839,851	832,752	$831,453
Banneker V Acquisition, Inc.(2) (3) (11)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(20,464)	(20,744)
Banneker V Acquisition, Inc.(2) (3) (11)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(5,117)	(5,186)
Banneker V Acquisition, Inc.(4) (11)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/04/2025	5,173,025	5,070,718	5,069,565

Total Canadian 1st Lien/Senior Secured Debt						5,877,889	5,875,088

Total Canadian Corporate Debt						5,877,889	5,875,088
United Kingdom Corporate Debt —2.44%
1st Lien/Senior Secured Debt —2.44%
GlobalWebIndex Inc.(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	—	(36,837)	(36,837)
GlobalWebIndex Inc.(4)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,470,324	5,470,324

Total United Kingdom 1st Lien/Senior Secured Debt						5,433,487	5,433,487

Total United Kingdom Corporate Debt						5,433,487	5,433,487

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2020

Portfolio Company	Industry		Shares	Cost	Fair Value
U.S. Preferred Stock —3.37%
Global Radar Holdings, LLC(13) (14)	Business Services		125	$367,615	$367,618
Concerto, LLC(13) (15)	Healthcare & HCIT		65,614	349,977	349,977
SBS Ultimate Holdings, LP(13)	Healthcare & HCIT		217,710	861,879	620,472
Datarobot, Inc.(13)	Software & Tech Services		38,190	289,278	501,892
Datarobot, Inc.(13)	Software & Tech Services		6,715	88,248	88,248
Degreed, Inc.(13)	Software & Tech Services		43,819	278,541	438,190
Heap(13)	Software & Tech Services		189,617	696,351	696,351
Netskope, Inc.(13)	Software & Tech Services		36,144	302,536	302,536
PerimeterX, Inc.(13)	Software & Tech Services		282,034	838,601	838,601
Phenom People, Inc.(13)	Software & Tech Services		35,055	220,610	220,612
Protoscale Rubrik(13)	Software & Tech Services		25,397	598,212	598,201
Punchh(13)	Software & Tech Services		24,262	275,337	275,337
Samsara Networks, Inc.(13)	Software & Tech Services		33,451	369,998	369,998
Streamsets, Inc.(13)	Software & Tech Services		109,518	295,512	295,512
Symplr Software Intermediate Holdings, Inc.(13)	Software & Tech Services		1,196	1,160,532	1,532,404

Total U.S. Preferred Stock				6,993,227	7,495,949
U.S. Common Stock —1.20%
Neutral Connect, LLC(13) (16)	Digital Infrastructure & Services		396,513	439,931	406,704
Leeds FEG Investors, LLC(13)	Education		320	321,309	341,595
Nine Point Energy, LLC(13)	Energy		3,567,059	—	—
Health Platforms Group(13)	Healthcare & HCIT		16,502	—	—
Healthcare Services Acquisition(11) (13)	Healthcare & HCIT		15,183	46	46
Healthcare Services Acquisition(11) (13) (17)	Healthcare & HCIT		28,158	281,580	287,775
INH Group Holdings(13)	Healthcare & HCIT		484,552	484,552	760,746
Aggregator, LLC(13)	Software & Tech Services		417,813	417,813	735,350
American Safety Holdings Corp.(13) (18)	Software & Tech Services		130,824	130,824	130,824

Total U.S. Common Stock				2,076,055	2,663,040
U.S. Warrants —0.13%
Fuze, Inc., expire 09/20/2029(13)	Digital Infrastructure & Services		196,328	615,168	11,505
Healthcare Services Acquisition, expire 12/31/2027(11) (13)	Healthcare & HCIT		14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027(11) (13)	Healthcare & HCIT		23,721	23,721	23,721
SBS Ultimate Holdings, LP, expire 09/18/2030(13)	Healthcare & HCIT		17,419	—	—
Alphasense, LLC, expire 05/29/2027(11) (13)	Software & Tech Services		38,346	35,185	134,593
Degreed, Inc., expire 05/31/2026(13)	Software & Tech Services		26,294	46,823	95,800
Streamsets, Inc., expire 11/25/2027(13)	Software & Tech Services		23,382	16,367	16,367

Total U.S. Warrants				737,264	281,986
United Kingdom Warrants —0.00%
GlobalWebIndex, Inc., expire 12/30/2027(13)	Software & Tech Services		8,832	—	—

Total United Kingdom Warrants				—	—
TOTAL INVESTMENTS—239.72%(19)				$539,228,460	$533,035,030

Cash Equivalents —3.16%
U.S. Investment Companies —3.16%
Blackrock T Fund I(17) (20)	Money Market Portfolio	0.01% (21)	7,022,133	$7,022,133	$7,022,133

Total U.S. Investment Companies				7,022,133	7,022,133

Total Cash Equivalents				7,022,133	7,022,133

LIABILITIES IN EXCESS OF OTHER ASSETS —(142.88%)					$(317,696,890)

NET ASSETS—100.00%					$222,360,273

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

(4)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(5)	Portion of security pledged as collateral for Secured Borrowings of the Fund.
(6)	CutisPharma, Inc. has been renamed to Azurity Pharmaceuticals, Inc. in 2020.
(7)	$304,934 of the funded par amount accrues interest at 10.50% (P + 2.00%; 5.25% PIK; 1.00% Floor).
(8)	$128,492 of the funded par amount accrues interest at 9.25% (L + 3.00%; 5.25% PIK; 1.00% Floor).
(9)	$233,055 of the funded par amount accrues interest at 7.50% (P + 4.25%; 1.00% Floor).
(10)	Rhode Holdings, Inc. has been renamed to Kaseya Inc. in 2020.
(11)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(12)	JHMCRN Holdings, Inc. has been renamed to McNairn Holdings Ltd. in 2020.
(13)	Non-income producing investment.
(14)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC
(15)	Concerto, LLC is held through ABPCIC Concerto Holdings LLC.
(16)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC.
(17)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(18)	Position or portion thereof is held by REP Coinvest III Tec, LP which is held by ABPCIC Equity Holdings, LLC.
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

December 31, 2021

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. At December 31, 2021, the Fund had total Capital Commitments of $471,572,464, of which 25% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

On November 3, 2021, the Adviser established ABPCIC Avant LLC (“ABPCIC Avant”), a Delaware limited liability company. ABPCIC Avant is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

On December 8, 2021, the Adviser established ABPCIC AOM LLC (“ABPCIC AOM”), a Delaware limited liability company. ABPCIC AOM is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

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

Consolidation

The Fund will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund consolidated the results of its subsidiaries (ABPCIC Funding, CLO VI, ABPCIC NC, ABPCIC Concerto, ABPCICE, ABPCIC Funding II, ABPCIC Funding III, ABPCIC Global Radar, ABPCIC BE Holdings, ABPCIC Avant and ABPCIC AOM) in its consolidated financial statements. The portion of net assets that is attributable to non-controlling interest in ABPCICE is presented as “Non-Controlling Interest in ABPCIC Equity Holdings, LLC”, a component of total equity, on the Fund’s consolidated statements of assets and liabilities. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation, with no significant effect on our financial condition, results of operations or cash flows.

Valuation of Investment Companies

Investments in investment companies are valued at fair value. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment company, which is net of management and incentive fees or allocations charged by the investment company and is in accordance with the “practical expedient”, as defined by ASC 820. NAVs received by, or on behalf of, management of each investment company are based on the fair value of the investment company’s underlying investments in accordance with policies established by management of each investment company, as described in each of their financial statements and offering memorandum.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2021, the Fund had certain investments held in one portfolio company on non-accrual status, which represented 0.48% and 0.13% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2020, the Fund had no investments on non-accrual status.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Fund accrued excise taxes of $0, $0 and $0, respectively. As of December 31, 2021, and December 31, 2020, $0 and $0, respectively, of accrued excise taxes remained payable. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Fund accrued state taxes of $78,497, $0 and $0, respectively.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are optional and effective from March 12, 2020 through December 31, 2022. Management is currently evaluating whether to employ the optional expedients or exceptions in ASU 2020-04, and have not used the expedients or exceptions for the year ended December 31, 2021.

3. Related Party Transactions

Advisory Agreement

On November 13, 2019, the Fund entered into the Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”), replacing the advisory agreement the Fund entered into with the Adviser on July 27, 2017 (the “Advisory Agreement”), pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.50%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial month or quarter is appropriately prorated. For the year ended December 31, 2021, the Fund incurred a management fee of $10,090,280, of which $1,198,763 was voluntarily waived by the Adviser. For the year ended December 31, 2020, the Fund incurred a management fee of $6,091,338, of which $1,863,539 was voluntarily waived by the Adviser. For the year ended December 31, 2019, the Fund incurred a management fee of $3,688,293, of which $380,701 was voluntarily waived by the Adviser. As of December 31, 2021, and December 31, 2020, $2,653,052 and $1,533,338, respectively, of accrued management fee remained payable.

The Fund will also pay the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee will consist of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income” or “PIFNII”) for the quarter, as further described below. PIFNII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we have entered into with State Street Bank and Trust (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee, as well as the capital gains incentive fee (described below), accrued under GAAP). PIFNII also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received.

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

For the year ended December 31, 2021, the Fund incurred income – based incentive fees of $3,650,394, of which $0, was voluntarily waived by the Adviser. For the year ended December 31, 2020, the Fund incurred income – based incentive fees of $1,790,567, of which $486,784, was voluntarily waived by the Adviser. For the year ended December 31, 2019, the Fund incurred income – based incentive fees of $981,757, of which $132,327, was voluntarily waived by the Adviser. As of December 31, 2021, and December 31, 2020, $2,660,332, and $2,353,074, respectively, of accrued income-based incentive fees remained payable.

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

For the year ended December 31, 2021, the Fund incurred capital gains incentive fees of $1,283,044. As of December 31, 2021, $1,283,044 remained payable. For the year ended December 31, 2020, no capital gains incentive fees were incurred or were payable.

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

As of December 31, 2021, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	—	259,263	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.170%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%

Total	$4,874,139	$3,939,887	$934,252

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

Transfer Agency Agreement

On September 26, 2017, the Fund and Alliance Bernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Fund accrued $79,209, $50,199 and $28,600, respectively, in transfer agent fees. As of December 31, 2021 and December 31, 2020, $23,019 and $13,809, respectively, of accrued transfer agent fees remained payable.

4. Borrowings

Credit Facilities

On November 15, 2017, the Fund entered into a credit agreement (the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (the “HSBC Administrative Agent”). The maximum commitment amount (the “HSBC Maximum Commitment”) under the HSBC Credit Facility was initially $30 million and may be increased in a minimum amount of $10 million and in $5 million increments thereof with the consent of HSBC or reduced upon request of the Fund. As of January 31, 2019, the Fund has increased the HSBC Maximum Commitment to $50 million. So long as no request for borrowing is outstanding, the Fund may terminate the lenders’ commitments (the “Commitments”) or reduce the HSBC Maximum Commitment by giving prior irrevocable written notice to the HSBC Administrative Agent. Any reduction of the HSBC Maximum Commitment shall be in an amount equal to $10 million or multiples thereof; and in no event shall a reduction by the Fund reduce the Commitments to $35 million or less (in each defined terms to says HSBC case, except for a termination of all the Commitments).

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

On July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., an affiliate of the Fund, as initial borrower, AB-Abbott Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2021, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

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

On October 15, 2020, ABPCIC Funding II entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, National Association (“U.S. Bank”), as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). On April 16, 2021, pursuant to an amendment to the loan financing and servicing agreement (the “Synovus Loan Agreement”), the Fund increased the commitment of the existing lender by $20,000,000 from $100,000,000 to $120,000,000 and added WebBank as an additional lender with a commitment of $30,000,000. On December 31, 2021, pursuant to an amendment to the Synovus Loan Agreement, ABPCIC Funding II added Axos Bank as an additional lender with a commitment of $50,000,000.

The Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the Synovus Credit Facility bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) October 15, 2025 (or such later date mutually agreed to by ABPCIC Funding II and Synovus) or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2021, the Fund is in compliance with these covenants.

On March 24, 2021, ABPCIC Funding III entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the HSBC Credit Facility, the 2021 HSBC Credit Facility and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank, as collateral agent (in such capacity, the “Natixis Collateral Agent”), collateral administrator (in such capacity, the “Natixis Collateral Administrator”) and custodian (in such capacity, the “Natixis Custodian”). In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding III, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent, the Natixis Collateral Administrator and the Natixis Custodian, (ii) the account control agreement (the “Natixis Account Control Agreement”) among ABPCIC Funding III, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “Natixis Securities Intermediary”), (iii) the collateral management agreement (the “Natixis Collateral Management Agreement”), between ABPCIC Funding III and the Adviser, as collateral manager (in such capacity, the “Natixis Collateral Manager”), (iv) the collateral administration agreement (the “Natixis Collateral Administration Agreement”), among ABPCIC Funding III, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement (the “Natixis Transfer Agreement”) between ABPCIC Funding III and the Fund.

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

The Natixis Credit Facility provides for borrowings in an aggregate amount up to $225,000,000. Borrowings under the Natixis Credit Agreement will bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 24, 2031 (or such later date mutually agreed to by ABPCIC Funding III and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under the Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2021 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$40,000,000	$10,000,000	$40,000,000
Synovus	200,000,000	147,300,000	52,700,000	147,300,000
Natixis	225,000,000	193,300,000	31,700,000	193,300,000

Total	$475,000,000	$380,600,000	$94,400,000	$380,600,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2020 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$46,000,000	$4,000,000	$46,000,000
Synovus	100,000,000	84,700,000	15,300,000	84,700,000

Total	$150,000,000	$130,700,000	$19,300,000	$130,700,000

As of December 31, 2021 and December 31, 2020, deferred financing costs were $3,438,175 and $1,648,701, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$177,636,864
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,920,997
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,896,743
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $21,813 and $673,583, respectively, as of December 31, 2021 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the year ended December 31, 2021, the Fund incurred collateral management fees of $1,844,600, which was voluntarily waived by the Adviser. For the year ended December 31, 2020, the Fund incurred collateral management fees of $1,843,957, which were voluntarily waived by the Adviser. For the year ended December 31, 2019, the Fund incurred collateral management fees of $1,156,419, which were voluntarily waived by the Adviser.

Secured Borrowings

From time to time, the Fund may engage in sale/buy-back agreements, with Macquarie US Trading LLC (the “Macquarie Sale/Buy Back”), which are a type of secured borrowing. The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each borrowing is secured by an interest in an underlying asset which is participated or assigned to the sale/buy-back counterparty for the duration of the agreement.

As of December 31, 2021, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $10,228,115. As of December 31, 2020, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $18,870,856, with a maturity of less than thirty days. Interest expense on Secured Borrowings for the years ended December 31, 2021, was $34,879.

Secured Borrowings outstanding as of December 31, 2021 were as follows.

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
PAW Midco, Inc.	12/28/2021	60 days or less from trade date	1.03	$5,328,115
Veracross LLC	12/28/2021	60 days or less from trade date	1.03	4,900,000

				$10,228,115

Secured Borrowings outstanding as of December 31, 2020 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Businessolver.com, Inc.	12/23/2020	60 days or less from trade date	1.25	$5,312,058
Medbridge Holdings, LLC	12/23/2020	60 days or less from trade date	1.25	7,710,514
Higginbotham Insurance Agency, Inc.	12/23/2020	60 days or less from trade date	1.25	5,848,284

				$18,870,856

As of December 31, 2021 and December 31, 2020, total outstanding borrowings under the Revolving Credit Facilities, Notes and Secured Borrowings were $603,282,719 and $360,908,354, respectively.

For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the components of interest and other debt expenses related to the borrowings were as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Interest and borrowing expenses	$10,795,208	$7,282,854	$7,158,340
Commitment fees	377,176	125,253	219,021
Amortization of discount, debt issuance and deferred financing costs	2,764,057	1,208,387	1,088,053

Total	$13,936,441	$8,616,494	$8,465,414

Weighted average interest rate(1)	2.50%	2.87%	4.39%
Average outstanding balance	$431,160,914	$254,088,888	$163,259,315

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

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

The following tables summarize the valuation of the Fund’s investments as of December 31, 2021:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$17,156,786	$—	$—	$17,156,786

Total assets	$17,156,786	$—	$—	$17,156,786

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$859,412,243	$859,412,243
2nd Lien/Junior Secured Debt	—	—	10,677,299	10,677,299
Preferred Stock	—	—	12,563,914	12,563,914
Common Stock	1,220,199	—	4,695,735	5,915,934
Warrants	12,335	—	1,111,543	1,123,878

Total	$1,232,534	$—	$888,460,734	$889,693,268

Investments valued at NAV				2,887,725

Total assets#				$892,580,993

*	See consolidated schedule of investments for industry classifications.
#

Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2020:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$7,022,133	$—	$—	$7,022,133

Total assets	$7,022,133	$—	$—	$7,022,133

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$511,197,686	$511,197,686
2nd Lien/Junior Secured Debt	—	—	11,396,369	11,396,369
Preferred Stock	—	—	7,495,949	7,495,949
Common Stock	287,775	—	2,375,265	2,663,040
Warrants	—	—	281,986	281,986

Total assets	$287,775	$—	$532,747,255	$533,035,030

*	See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2021:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of January 1, 2021	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255
Purchases (including PIK)	522,278,127	—	3,629,491	2,928,966	225,644	529,062,228
Sales and principal payments	(176,063,522)	(837,931)	(439,932)	(837,355)	—	(178,178,740)
Realized Gain (Loss)	(502,569)	—	157,444	192,020	(615,168)	(768,273)
Net Amortization of Premium/Discount	4,329,462	56,863	—	—	—	4,386,325

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Transfers In	—	—	—	—	—	—
Transfers Out	(8,354,187)	—	(735,350)	—	(23,721)	(9,113,258)
Net Change in Unrealized Appreciation (Depreciation)	6,527,246	61,998	(291,183)	2,784,334	1,242,802	10,325,197

Balance as of December 31, 2021	$859,412,243	$10,677,299	$4,695,735	$12,563,914	$1,111,543	$888,460,734

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$5,536,736	$65,651	$(324,409)	$2,784,334	$639,140	$8,701,452

For the year ended December 31, 2021, amounts of $8,354,187 of 1st Lien/Senior Secured Debt were transferred out of Level 3 to Level 2 due to the improved transparency of the price inputs used in the valuation of these positions. Amounts of $23,721 of Warrants were transferred out of Level 3 to Level 1 as readily observable prices are now available for these positions. Further amounts of $735,350 of Common Stock were transferred out of Level 3 but into no other level; these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3. There were no transfers into Level 3.

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2021 and December 31, 2020, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:

1st Lien/Senior Secured Debt	$665,565,654	Market Yield Analysis	Market Yield	4.7%—14.6% (7.7%)	Decrease

	4,888,622	Market Approach	EBITDA Multiple	3.5x—7.7x (4.7x)	Increase

	1,124,564	Liquidation Value	Asset Value	N/A	Increase
	187,833,403	Recent Purchase	Purchase Price	N/A	N/A

2nd Lien/Junior Secured Debt	10,677,299	Market Yield Analysis	Market Yield	8.5%—10.2% (9.7%)	Decrease

Common Stock	1,444,140	Market Approach	EBITDA Multiple	8.0x—16.0x (13.1x)	Increase

	163,472	Market Approach	Revenue Multiple	36.1x	Increase

	439,931	Market Approach	Network Cashflow Multiple	37.5x	Increase
	2,648,192	Recent Purchase	Purchase Price	N/A	N/A

Preferred Stock	3,854,995	Market Approach	EBITDA Multiple	3.5x—10.0x (5.2x)	Increase

	6,990,517	Market Approach	Revenue Multiple	4.4x—20.0x (12.9x)	Increase

	1,718,402	Market Yield Analysis	Dividend Yield	11.5%	Increase
Warrants	1,103,948	Market Approach	Revenue Multiple	1.9x—18.0x (10.3x)	Increase

	7,595	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$888,460,734
(1) Weighted averages are calculated based on fair value of investments.
	Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:

1st Lien/Senior Secured Debt	$329,808,025	Market Yield Analysis	Market Yield	5.0%—18.5% (7.8%)	Decrease

	6,586,623	Market Approach	EBITDA Multiple	1.9x—10.2x (4.0x)	Increase

	10,538,095	Expected Repayment	Redemption Price	N/A	Increase
	13,914,273	Recent Transaction	Transaction Price	N/A	N/A

	150,350,670	Recent Purchase	Purchase Price	N/A	N/A

2nd Lien/Junior Secured Debt	7,740,139	Market Yield Analysis	Market Yield	8.6%—9.0% (8.9%)	Decrease

	3,656,230	Recent Purchase	Purchase Price	N/A	N/A

Common Stock	1,233,165	Market Approach	EBITDA Multiple	10.0x—16.0x (14.1x)	Increase
	735,350	Market Approach	Recurring Revenue Multiple	5.0x	Increase

	406,750	Recent Transaction	Transaction Price	N/A	N/A

Preferred Stock	2,751,077	Market Approach	EBITDA Multiple	8.3x—13.6x (11.8x)	Increase

	2,214,811	Market Approach	Revenue Multiple	8.9x—23.1x (13.5x)	Increase

	438,190	Recent Transaction	Transaction Price	N/A	N/A

	2,091,871	Recent Purchase	Purchase Price	N/A	N/A

Warrants	146,098	Market Approach	Revenue Multiple	4.5x—10.7x (10.2x)	Increase

	95,800	Recent Transaction	Transaction Price	N/A	N/A

	40,088	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$532,747,255

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2021 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$177,636,864	$179,091,000	$—	$—	$179,091,000
Class A-2A Senior Secured Notes	24,920,997	25,500,000	—	—	25,500,000
Class A-2B Senior Secured Notes	9,896,743	10,298,250	—	—	10,298,250

Total	$212,454,604	$214,889,250	$—	$—	$214,889,250

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $21,813 and $673,583 as of December 31, 2021 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of December 31, 2021, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of December 31, 2021:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	8,108,576	(162,172)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(7,873)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(3,244)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	—
Alphasense, Inc.	Revolver	05/29/2024	872,355	(4,362)
American Physician Partners, LLC	Revolver	02/22/2022	97,681	—
AMI US Holdings, Inc.	Revolver	04/01/2024	656,763	—
Analogic Corporation	Revolver	06/22/2023	91,667	(2,979)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(2,897)
Avant Communications, LLC	Revolver	11/30/2026	566,910	(11,338)
Avetta, LLC	Revolver	04/10/2024	494,396	(1,236)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	—
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/31/2023	3,887,472	(77,749)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/30/2022	2,779,542	(55,591)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(15,550)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(13,606)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	1,986,913	(19,869)
Captain D’s, Inc.	Revolver	12/15/2023	195,053	—
Caregiver 2, Inc.	Delayed Draw Term Loan	03/10/2023	270,904	(4,741)
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2026	2,308,549	(34,628)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	12/31/2022	2,443,965	(18,330)
Coding Solutions Acquisition, Inc.	Revolver	12/31/2025	46,552	(349)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	1,854,175	—
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	388,716	(2,915)
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	3,799,263	—
Coretelligent Intermediate LLC	Revolver	10/21/2027	1,266,421	(18,996)
Cybergrants Holdings, LLC	Delayed Draw Term Loan	09/08/2023	1,151,751	(11,518)
Cybergrants Holdings, LLC	Revolver	09/08/2027	1,151,751	(11,518)
Datacor, Inc.	Delayed Draw Term Loan	10/26/2023	2,545,283	—
Datacor, Inc.	Revolver	12/20/2025	643,849	(3,219)
Degreed, Inc.	Delayed Draw Term Loan	03/24/2023	1,391,394	(3,478)
Degreed, Inc.	Revolver	05/31/2025	417,813	(3,134)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2022	1,053,759	(121,182)
Dillon Logistics, Inc.	Revolver	12/11/2023	30,562	(23,089)
Dispatch Track, LLC	Revolver	12/17/2026	301,930	(755)
EET Buyer, Inc.	Revolver	11/08/2027	690,794	(13,816)
Engage2Excel, Inc.	Revolver	03/07/2023	9,423	(94)
EnterpriseDB Corporation	Revolver	06/22/2026	1,012,902	(2,532)
EvolveIP, LLC	Revolver	06/07/2025	510,182	(2,551)
Exterro, Inc.	Revolver	05/31/2024	247,500	—
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	—
Faithlife, LLC	Revolver	09/18/2025	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2022	1,609,623	(64,385)
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	1,609,623	(64,385)
Fatbeam, LLC	Revolver	02/22/2026	386,309	(15,452)
Firstdigital Communications LLC	Revolver	12/17/2026	1,586,726	(31,735)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	10/29/2023	915,937	(6,870)
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	(12,976)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	412,270	—
Fuze, Inc.	Revolver	09/20/2024	1,111,471	29,436
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	567,862	(5,679)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(5,408)
GHA Buyer, Inc.	Revolver	06/24/2025	634,051	—
Global Radar Holdings, LLC	Revolver	12/31/2025	116,379	—
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2022	1,841,860	(64,465)
Greenhouse Software, Inc.	Revolver	03/01/2027	1,232,251	(6,161)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	11/02/2022	1,344,054	—
GS AcquisitionCo, Inc.	Revolver	05/22/2026	239,766	(1,199)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/23/2023	2,935,369	(16,438)
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/15/2023	1,659,616	(16,596)
Honor HN Buyer, Inc	Revolver	10/15/2027	304,093	(6,082)
Iodine Software, LLC	Revolver	05/19/2027	1,227,453	—
Kaseya, Inc.	Delayed Draw Term Loan	09/08/2023	345,912	—
Kaseya, Inc.	Revolver	05/02/2025	375,990	—
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	757,349	(24,614)
Krispy Krunchy Foods, L.L.C	Revolver	11/17/2027	974,884	(19,498)
Mathnasium LLC	Revolver	11/15/2027	565,781	(11,315)
Mavenlink, Inc	Revolver	06/03/2027	1,789,816	(35,796)
MBS Holdings, Inc.	Revolver	04/16/2027	974,169	(4,871)
Medbridge Holdings, LLC	Revolver	12/23/2026	917,485	—
Medical Management Resource Group, LLC	Delayed Draw Term Loan	09/30/2023	1,582,075	(11,866)
Medical Management Resource Group, LLC	Revolver	09/30/2026	316,415	(5,537)
MedMark Services, Inc.	Delayed Draw Term Loan	06/11/2023	4,853,121	(48,531)
Metametrics, Inc.	Revolver	09/10/2025	390,710	—
Millin Purchaser LLC	Delayed Draw Term Loan	02/22/2022	1,632,961	(12,247)
Millin Purchaser LLC	Delayed Draw Term Loan	10/22/2023	7,144,203	(53,582)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Millin Purchaser LLC	Revolver	10/22/2026	680,400	(10,206)
Moon Buyer, Inc.	Delayed Draw Term Loan	10/21/2022	4,538,792	—
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	3,199,307	—
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,111,729	(5,559)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	03/23/2022	1,103,804	—
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	—
NI Topco, Inc	Revolver	12/28/2026	549,052	(12,354)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(2,294)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	—
PerimeterX, Inc.	Delayed Draw Term Loan	07/01/2023	1,075,406	(10,754)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(6,988)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,795)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	1,536,273	(38,407)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	537,696	(6,721)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	234,363	—
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	—
Ranger Buyer Inc	Revolver	11/18/2027	959,386	(19,188)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	12/18/2022	2,484,335	(6,211)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(1,472)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/01/2027	789,253	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(6,725)
Saturn Borrower Inc	Delayed Draw Term Loan	12/15/2023	3,960,391	(79,208)
Saturn Borrower Inc	Revolver	12/15/2027	745,874	(14,918)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/12/2023	1,922,732	(24,034)
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(19,227)
SCA Buyer, LLC	Revolver	01/20/2026	386,309	(966)
SecureLink, Inc.	Revolver	10/01/2025	439,523	—
Single Digits, Inc.	Revolver	12/21/2023	416,149	(4,161)
Sirsi Corporation	Revolver	03/15/2024	553,741	(1,384)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	—
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(2,597)
Smile Brands, Inc.	Revolver	10/12/2025	240,909	(2,409)
Streamsets, Inc.	Revolver	11/25/2024	350,524	(12,268)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Sundance Group Holdings, Inc	Delayed Draw Term Loan	07/02/2023	3,547,253	(26,604)
Sundance Group Holdings, Inc	Revolver	07/02/2027	993,231	(14,898)
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(1,690)
Syntax Systems Ltd	Revolver	10/29/2026	547,843	(5,479)
Syntax Systems Ltd	Delayed Draw Term Loan	10/29/2023	2,434,137	(24,341)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	08/13/2022	2,962,646	—
TA/WEG Holdings, LLC	Revolver	10/04/2027	233,655	—
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/25/2023	1,056,104	(10,561)
TBG Food Acquisition Corp	Revolver	12/25/2027	264,026	(2,640)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(2,181)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(2,984)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	10/01/2023	1,441,028	(3,603)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	379,793	(1,899)
Thrive Buyer, Inc	Revolver	01/22/2027	1,109,722	(2,774)
Thrive Buyer, Inc.	Delayed Draw Term Loan	12/30/2023	3,625,292	(9,063)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	3,383,145	(33,831)
TRGRP, Inc.	Revolver	11/01/2023	333,333	—
Ungerboeck Systems International, LLC	Revolver	04/30/2027	161,196	—
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	1,093,174	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	2,327,586	(58,190)
Vectra AI, Inc.	Revolver	03/18/2026	232,759	(5,819)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Veracross LLC,	Delayed Draw Term Loan	12/28/2023	1,668,830	(16,688)
Veracross LLC,	Revolver	12/28/2027	1,112,554	(22,251)

Total			$164,163,963	$(1,707,905)

The Fund had the following unfunded commitments by investment types as of December 31, 2020:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	08/24/2021	1,659,057	(49,772)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	(12,443)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	(22,337)
Alphasense, Inc.	Delayed Draw Term Loan	12/22/2021	1,937,915	—
Alphasense, Inc.	Revolver	05/29/2024	872,355	—
American Physician Partners, LLC	Revolver	12/21/2021	97,681	(3,907)
AMI US Holdings, Inc.	Revolver	04/01/2024	306,489	(4,597)
Analogic Corporation	Revolver	06/22/2023	213,889	(7,486)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(7,726)
Avetta, LLC	Revolver	04/10/2024	494,396	(9,888)
Azurity Pharmaceuticals, Inc.	Delayed Draw Term Loan	05/17/2021	482,932	(9,659)
Azurity Pharmaceuticals, Inc.	Revolver	03/21/2023	482,932	(9,659)
Banneker V Acquisition, Inc.	Delayed Draw Term Loan	12/04/2021	1,037,198	(20,744)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	(5,186)
BEP Borrower Holdco, LLC	Delayed Draw Term Loan A	06/12/2021	1,288,304	(19,325)
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	(4,295)
BK Medical Holding Company, Inc.	Revolver	06/22/2023	321,733	(12,870)
Businesssolver.com, Inc.	Revolver	05/15/2023	323,529	—
Captain D’s, Inc.	Revolver	12/15/2023	51,331	(513)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	12/31/2022	2,443,965	(24,440)
Coding Solutions Acquisition, Inc	Revolver	12/31/2025	96,983	(1,939)
Datacor Holdings, Inc.	Revolver	12/26/2025	643,849	(12,877)
Datacor Holdings, Inc.	First Lien Delayed Draw Term Loan	12/28/2022	2,575,396	(25,754)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2021	1,053,759	(160,698)
Dillon Logistics, Inc.	Revolver	12/11/2023	215,110	(116,160)
Dispatch Track, LLC	Revolver	12/17/2024	301,930	(3,020)
E2open LLC	Revolver	11/26/2024	72,652	—
Engage2Excel, Inc.	Revolver	03/07/2023	119,353	(4,774)
EnterpriseDB Corporation	Revolver	06/21/2024	696,355	(6,964)
Ethos Veterinary Health LLC	Delayed Draw Term Loan	05/17/2021	839,091	(4,195)
EvolveIP, LLC	Delayed Draw Term Loan	11/26/2021	642,451	(9,636)
EvolveIP, LLC	Revolver	06/07/2023	566,868	(8,503)
Exterro, Inc.	Revolver	05/31/2024	247,500	(1,238)
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	(26,580)
Faithlife, LLC	Revolver	09/18/2025	279,053	(5,581)
Finalsite Holdings, Inc.	Revolver	09/25/2024	253,142	(4,430)
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	12/30/2022	2,932,758	(29,327)
Fuze, Inc.	Delayed Draw Term Loan	09/20/2021	1,814,240	(7,439)
Fuze, Inc.	Revolver	09/20/2024	1,295,886	(18,531)
GHA Buyer, Inc.	Fifth Amendment Delayed Draw Term loan	12/14/2021	58,528	—
GHA Buyer, Inc.	Revolver	06/24/2025	951,077	—
Global Radar Holdings, LLC	Revolver	12/31/2025	581,896	(11,637)
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2021	3,683,720	(36,837)
GS AcquisitionCo, Inc.	Fourth Delayed Draw Term Loan	12/02/2021	498,802	(3,741)
GS AcquisitionCo, Inc.	Revolver	05/24/2024	382,916	(5,743)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	11/25/2022	1,671,253	(12,535)
INH Buyer, Inc.	Revolver	01/31/2024	205,858	(3,088)
Kaseya Inc.	Delayed Draw Term Loan	03/04/2022	481,201	(6,015)
Kaseya Inc.	Revolver	05/02/2025	191,755	(3,835)
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	1,445,322	(36,133)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(27,524)
Metametrics, Inc.	Revolver	09/10/2025	651,183	(13,024)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	06/09/2022	3,062,613	(15,313)
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,225,045	(24,501)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	(3,956)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	09/30/2021	1,001,811	(23,794)
Nine Point Energy, LLC	Delayed Draw Term Loan	06/07/2021	328,125	(42,656)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(10,322)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(6,167)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(6,989)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,795)
PF Growth Partners, LLC	Delayed Draw Term Loan	07/11/2021	240,285	(4,806)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	10/31/2021	1,767,548	(35,351)
Pinnacle Dermatology Management, LLC	Revolver	05/18/2023	322,749	(6,455)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	234,363	(2,343)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	(2,929)
Real Capital Analytics, Inc.	Revolver	10/02/2024	694,740	—
Rep Tec Intermediate Holdings, Inc.	Delayed Draw Term Loan	03/19/2021	1,326,335	—
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	442,112	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)
SecureLink, Inc	Revolver	10/01/2025	439,523	(6,593)
Single Digits, Inc.	Revolver	12/21/2023	416,148	(33,292)
Sirsi Corporation	Revolver	03/15/2024	553,741	(6,921)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(20,405)
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(9,974)
Smile Brands, Inc.	Revolver	10/12/2023	254,808	(4,459)
Star2star Communications, LLC	Delayed Draw Term Loan	03/11/2022	640,576	—
Star2star Communications, LLC	Revolver	03/13/2025	960,864	—
Streamsets, Inc.	Revolver	11/25/2024	350,524	(9,737)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(7,887)
Sysnet North America, Inc	Delayed Draw Term Loan B1	12/30/2021	3,863,094	(57,946)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(13,429)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	08/15/2021	1,148,009	(13,432)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	690,532	(12,084)
Theranest, LLC	Revolver	07/24/2023	428,571	(10,714)
TRGRP, Inc.	Revolver	11/01/2023	333,333	(6,666)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Women’s Health USA, Inc.	Revolver	10/09/2023	175,583	(2,195)
ZBS Alliance Animal Health, LLC	First Amendment Delayed Draw Term Loan	10/19/2022	2,253,772	(45,076)
ZBS Alliance Animal Health, LLC	Revolver	11/08/2025	226,780	(4,536)

Total 1st Lien/Senior Secured Debt			76,225,252	(1,297,537)

Foundation Risk Partners, Corp.	2nd Lien Delayed Draw Term Loan	12/30/2022	1,256,896	(14,140)

Total 2nd Lien/Senior Secured Debt			1,256,896	(14,140)

Total			$77,482,148	$(1,311,677)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At December 31, 2021 the Fund had total Capital Commitments of $471,572,464, of which 25% is unfunded. At December 31, 2020 the Fund had total Capital Commitments of $447,843,050, of which 52% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	For the year ended December 31, 2021		For the year ended December 31, 2020		For the year ended December 31, 2019
Quarter Ended	Shares	Amount	Shares	Amount	Shares	Amount
March 31	4,001,981	$37,708,999	4,876,625	$41,844,852	2,317,068	$23,125,308
June 30	1,637,964	$15,687,764	—	$—	1,784,087	$17,963,617
September 30	1,632,591	$15,930,053	—	$—	1,795,822	$17,967,810
December 31	7,002,731	$68,607,150	3,557,981	$33,276,379	2,011,640	$19,880,531

Total capital drawdowns	14,275,267	$137,933,966	8,434,606	$75,121,231	7,908,617	$78,937,266

Distributions

The following tables reflect the distributions declared on Shares during the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2021	3/29/2021	4/28/2021	$0.16	$4,358,022
6/28/2021	6/28/2021	7/22/2021	$0.16	$4,555,484
9/28/2021	9/28/2021	10/26/2021	$0.17	$4,942,950
12/29/2021	12/29/2021	2/8/2022	$0.15	$4,924,772

				$18,781,228

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2020	3/27/2020	4/29/2020	$0.24	$3,551,533
6/26/2020	6/26/2020	7/29/2020	$0.13	$2,572,039
9/28/2020	9/28/2020	10/28/2020	$0.15	$2,925,160
12/29/2020	12/29/2020	1/28/2021	$0.16	$3,133,557

				$12,182,289

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2019	3/27/2019	4/25/2019	$0.15	$1,057,242
6/28/2019	6/28/2019	7/19/2019	$0.16	$1,690,999
9/25/2019	9/26/2019	10/30/2019	$0.13	$1,674,929
12/27/2019	12/27/2019	1/30/2020	$0.17	$2,119,822

				$6,542,992

Dividend Reinvestment Plan

On September 26, 2017, the Fund adopted a dividend reinvestment plan, which was amended and restated on November 11, 2021 (the “DRIP”). Pursuant to the DRIP (both before and after it was amended), stockholders receive dividends or other distributions in cash unless a stockholder elects to reinvest his or her dividends and other distributions. As a result of adopting the DRIP, if the Board authorizes, and the Fund declares, a cash dividend or distribution, stockholders who have opted into the DRIP will have their cash dividends or distributions automatically reinvested in additional Shares, rather than receiving cash.

The following tables summarize Shares distributed pursuant to the DRIP during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2021	3/29/2021	3/31/2021	229,904	$2,167,568
6/28/2021	6/28/2021	6/30/2021	241,688	$2,332,651
9/28/2021	9/28/2021	9/30/2021	265,157	$2,587,811
12/31/2021	12/31/2021	12/31/2021	263,809	$2,582,774

			1,000,558	$9,670,804

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2020	3/27/2020	3/31/2020	225,117	$1,931,666
6/26/2020	6/26/2020	6/30/2020	152,049	$1,321,289
9/28/2020	9/28/2020	9/30/2020	165,917	$1,512,599
12/29/2020	12/29/2020	12/31/2020	170,132	$1,591,179

			713,215	$6,356,733

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2019	3/27/2019	3/29/2019	58,319	$581,297
6/28/2019	6/28/2019	6/28/2019	91,975	$915,804
9/25/2019	9/26/2019	9/30/2019	91,341	$907,002
12/27/2019	12/27/2019	12/31/2019	116,815	$1,154,989

			358,450	$3,559,092

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

On November 26, 2021, the Fund commenced a General Tender (the “Q4 2021 Tender Offer”) for up to 702,352.10 Shares (the “Q4 2021 Tender Offer Cap”) tendered prior to December 31, 2021. Stockholders who tendered Shares in the Q4 2021 Tender Offer received, at the expiration of the Q4 2021 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the Purchase Price. The Purchase Price for the Q4 2021 Tender Offer was $9.79 per Share and the Q4 2021 Tender Offer expired on December 31, 2021.

The following table summarizes Shares purchased during the year ended December 31, 2021:

Quarter Ended	Payment Date	Shares	Dollar Amount
March 31	May 6, 2021	1,173,288	$11,061,881
June 30	July 26, 2021	1,162,555	11,220,395
September 30	November 9, 2021	887,497	8,661,434
December 31	February 14, 2022	483,758	4,736,139

		3,707,098	$35,679,849

8. Earnings Per Share The following information sets forth the computation of basic and diluted earnings per Share for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Net increase (decrease) in net assets from operations	$30,756,594	$8,501,562	$5,567,442
Weighted average common shares outstanding	28,442,383	18,603,813	10,024,619
Earnings per common share-basic and diluted	$1.08	$0.46	$0.56

9. Tax Information

The tax character of distributions during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Distributions paid from:
Ordinary Income	$17,876,132	$11,751,072	$6,505,658
Net Long-Term Capital Gains	$905,096	$431,217	$37,334

Total Taxable Distributions	$18,781,228	$12,182,289	$6,542,992

As of December 31, 2021, December 31, 2020 and December 31, 2019 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Undistributed Ordinary Income – Net	$619,501	$105,976	$168,243
Undistributed Long-Term Income – Net	$845,299	$905,096	$—

Total Undistributed Earnings	$1,464,800	$1,011,072	$168,243

Capital Loss Carryforward	$—	$—	$—
Unrealized Earnings (Losses) – Net	$6,699,638	$(6,371,977)	$(1,848,420)
Other Temporary Differences	$(1,549,976)	$—	$—

Total Accumulated Earnings (Losses) – Net	$6,614,462	$(5,360,905)	$(1,680,177)

The difference between GAAP-basis and tax basis unrealized gains (losses) is due to partnership basis adjustments and accrued incentive fee not crystallized.

In order to present certain components of the Fund’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Fund’s accounts. These reclassifications have no impact on the NAV of the Fund’s and result primarily from the re-designation of dividends and the tax treatment of fee income.

	December 31, 2021	December 31, 2020	December 31, 2019
Paid-in capital in excess of par	$—	$—	$76,353
Accumulated undistributed net investment income	$(1,266,006)	$(1,244,770)	$(654,027)

Accumulated net realized gain (loss)	$1,266,006	$1,244,770	$577,674

The Fund has four taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one investment listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Fund’s consolidated financial statements reflect the Fund’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Fund to hold certain portfolio companies that are organized as pass-through entities and still satisfy the RIC tax compliance requirements. The net investment income and capital gains and losses from the pass-through entities are taxed to the Taxable Subsidiaries and do not flow through to the RIC. The Taxable Subsidiaries are not consolidated for income tax purposes and the corporate subsidiaries may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Fund’s consolidated statements of operations. Additionally, any net unrealized appreciation or depreciation related to portfolio investments held by the Taxable Subsidiaries is reflected net of applicable federal and state income taxes in the Fund’s consolidated statements of operations, with the related deferred tax liabilities presented in the Fund’s consolidated statements of assets and liabilities.

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

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017:

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017*
Per Share Data:(1)(2)
Net asset value, beginning of period	$9.35	$9.88	$9.91	$10.02	$10.00
Net investment income (loss)	0.66	0.66	0.66	0.61	0.04
Net realized and unrealized gains (losses) on investments	0.43	(0.51)	(0.08)	(0.17)	(0.02)

Net increase (decrease) in net assets resulting from operations	1.09	0.15	0.58	0.44	0.02

Distributions to stockholders(3)	(0.64)	(0.68)	(0.61)	(0.55)	0.00

Net asset value, end of period	$9.80	$9.35	$9.88	$9.91	$10.02
Shares outstanding, end of period	35,343,949	23,775,222	14,627,401	6,383,672	2,417,371
Total return at net asset value before incentive fees(4)	13.53%	2.56%	6.29%	4.73%	—	%(5)
Total return at net asset value after incentive fees(4)	11.81%	2.04%	5.89%	4.42%	0.20	%(5)

Ratio/Supplemental Data:
Net assets, end of period	$346,259,919	$222,359,632	$144,562,395	$63,273,710	$24,232,383
Ratio of total expenses to weighted average net assets	13.20%	12.30%	16.24%	14.78%	20.46	%(6)

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017*
Ratio of net expenses to weighted average net assets(7)	12.59%	11.25%	14.33%	8.62%	0.89	%(6)
Ratio of net investment income (loss) before waivers to weighted average net assets	6.34%	5.89%	4.38%	(0.48)%	(15.39	)%(6)
Ratio of net investment income (loss) after waivers to weighted average net assets(7)	6.95%	6.93%	6.28%	5.68%	4.18	%(6)
Ratio of interest and credit facility expenses to weighted average net assets	5.15%	4.86%	8.03%	4.37%	2.35%
Ratio of incentive fees to weighted average net assets(8)	1.82%	1.01%	0.93%	0.58%	—%
Portfolio turnover rate	27.93%	23.87%	17.83%	24.47%	—	%(5)
Asset coverage ratio(9)	157%	162%	163%	172%	203%

*	The Fund completed its Initial Closing and commenced operations on November 15, 2017.
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest in ABPCICE.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)

For the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser received reimbursement payments from the Fund and/or reimbursed the Fund for operating expenses as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 1.12%, 2.37%, 1.58%, 0.40% and 0.88% for the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

(8)	Ratio of incentive fees to weighted average net assets calculated before the voluntary waiver of incentive fees by the Adviser.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

11. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements, other than below.

On February 7, 2022, the Fund called capital of $30,684,000 from its investors due March 1, 2022.

On March 4, 2022, pursuant to Amendment No 4 to the Natixis Credit Agreement , ABPCIC Funding III LLC increased the commitment by $25,000,000 from $225,000,000 to $250,000,000.

In accordance with the Second Amended and Restated Investment Advisory Agreement, dated March 24, 2022, between the Fund and the Adviser, the base management fee shall be calculated and payable quarterly in arrears and calculated at an annual rate of 1.375%, calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash assets, during such fiscal quarter. The average outstanding assets will be calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee will be calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid. The base management fee for any partial quarter will be appropriately prorated.