Form 10-Q
period 2022-03-31
AB Private Credit Investors Corp
filed 2022-05-16
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 38,544,494 shares of common stock, $0.01 par value per share, outstanding as of March 31, 2022.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of March 31, 2022 (Unaudited)	As of December 31, 2021
Assets
Investments, at fair value (amortized cost of $946,391,430 and $885,880,524, respectively)	$950,185,904	$892,580,993
Cash and cash equivalents	61,344,800	54,489,043
Interest receivable	4,030,832	3,221,620
Deferred financing costs	2,852,031	3,438,175
Receivable for fund shares	2,143,951	22,528,538
Receivable for investments sold	196,407	938,678
Prepaid expenses	103,294	256,534
Prepaid directors’ fee	—	63,025

Total assets	$1,020,857,219	$977,516,606

Liabilities
Credit facility payable	$408,600,000	$380,600,000
Notes payable (net of unamortized discount of $20,661 and $21,813, respectively, and debt issuance costs of $399,273 and $673,583, respectively)	212,730,066	212,454,604
Secured borrowings	5,360,494	10,228,115
Distribution payable	4,608,141	2,340,900
Payable for Fund shares repurchased	4,081,370	4,736,139
Interest and borrowing expenses payable	3,225,523	2,866,844
Management fees payable	3,119,226	2,653,052
Incentive fee payable	2,668,251	2,660,332
Professional fees payable	705,809	597,318
Payable to Adviser	695,220	1,680,410
Administrator and custodian fees payable	572,944	506,871
Miscellaneous payable	507,227	200,000
Payable for investments purchased	132,447	9,692,322
Accrued expenses and other liabilities	33,955	—
Transfer agent fees payable	25,676	23,019

Total liabilities	$647,066,349	$631,239,926

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 38,544,494 and 35,343,949 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	385,445	353,440
Paid-in capital in excess of par value	370,964,346	339,292,017
Distributable earnings (accumulated loss)	2,416,317	6,614,462

Total net assets of AB Private Credit Investors Corporation	$373,766,108	$346,259,919

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$24,762	$16,761

Total net assets	$373,790,870	$346,276,680

Total liabilities and net assets	$1,020,857,219	$977,516,606

Net asset value per share of AB Private Credit Investors Corporation	$9.70	$9.80

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2022	2021
Investment Income:
Interest income, net of amortization/accretion	$19,084,451	$10,484,277
Payment-in-kind interest	594,399	375,483
Dividend income	8,587	—

Total investment income	19,687,437	10,859,760

Expenses:
Interest and borrowing expenses	5,140,785	2,605,053
Management fees	3,402,792	2,069,181
Income-based incentive fee	1,931,939	641,062
Professional fees	476,980	549,052
Collateral management fees	456,498	454,343
Administration and custodian fees	223,237	163,051
Insurance expenses	153,239	146,334
Directors’ fees	50,000	50,000
Transfer agent fees	25,676	16,386
Capital gains incentive fee	(546,733)	—
Other expenses	299,625	163,622

Total expenses	11,614,038	6,858,084
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	259,263	280,779
Waived collateral management fees	(456,498)	(454,343)
Waived management fees	(283,566)	(183,001)

Net expenses	11,133,237	6,501,519

Net investment income before taxes	8,554,200	4,358,241

Income tax expense, including excise tax	308,827	—

Net investment income after tax	8,245,373	4,358,241

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	172,332	59,470
Net change in unrealized appreciation (depreciation) on investments	(2,905,995)	1,753,609

Net realized and change in unrealized gains (losses) on investment transactions	(2,733,663)	1,813,079

Net increase in net assets resulting from operations	$5,511,710	$6,171,320

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$10	$(193)

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$5,511,700	$6,171,513

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.23	$0.16
Earnings per share (basic and diluted):	$0.15	$0.23
Weighted average shares outstanding:	36,411,259	26,432,156

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,245,567	(194)	8,245,373
Net realized gain (loss) on investments	—	—	—	172,332	—	172,332
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,906,199)	204	(2,905,995)
Capital transactions:
Issuance of common stock	3,095,246	30,952	30,653,048	—	—	30,684,000
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	7,991	7,991
Issuance of common shares pursuant to distribution reinvestment plan	526,163	5,262	5,096,442	—	—	5,101,704
Repurchase of common stock	(420,864)	(4,209)	(4,077,161)	—	—	(4,081,370)
Distributions to stockholders	—	—	—	(9,709,845)	—	(9,709,845)

Total increase (decrease) for the three months ended March 31, 2022	3,200,545	32,005	31,672,329	(4,198,145)	8,001	27,514,190

Net assets at March 31, 2022	38,544,494	$385,445	$370,964,346	$2,416,317	$24,762	$373,790,870

Distributions declared per share	—	$—	$—	$0.25	$—	$0.25

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,358,498	(257)	4,358,241
Net realized gain (loss) on investments	—	—	—	59,470	—	59,470
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,753,545	64	1,753,609
Capital transactions:
Issuance of common stock	4,001,981	40,020	37,668,979	—	—	37,708,999
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	2,625	2,625
Issuance of common shares pursuant to distribution reinvestment plan	229,904	2,299	2,165,269	—	—	2,167,568
Repurchase of common stock	(1,173,288)	(11,733)	(11,050,148)	—	—	(11,061,881)
Distributions to stockholders	—	—	—	(4,358,022)	—	(4,358,022)

Total increase (decrease) for the three months ended March 31, 2021	3,058,597	30,586	28,784,100	1,813,491	2,432	30,630,609

Net assets at March 31, 2021	26,833,819	$268,338	$256,266,884	$(3,547,413)	$3,073	$252,990,882

Distributions declared per share	—	$—	$—	$0.16	$—	$0.16

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,511,710	$6,171,320

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(88,226,756)	(70,237,468)
Payment-in-kind investments	(594,399)	(375,483)
Proceeds from sales of investments and principal repayments	29,873,338	23,559,275
Net realized (gain) loss on investments	(172,332)	(59,470)
Net change in unrealized (appreciation) depreciation on investments	2,905,995	(1,753,609)
Amortization of premium and accretion of discount, net	(1,390,757)	(788,271)
Amortization of discount, debt issuance and deferred financing costs	1,164,762	492,785

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	742,271	55,058
(Increase) decrease in interest receivable	(809,212)	(78,128)
(Increase) decrease in other assets	—	671
(Increase) decrease in prepaid directors’ fee	63,025	—
(Increase) decrease in prepaid expenses	153,240	146,334
Increase (decrease) in payable for investments purchased	(9,559,875)	—
Increase (decrease) in due to affiliate	—	(469,453)
Increase (decrease) in management fees payable	466,174	1,886,180
Increase (decrease) in payable to Adviser	(985,190)	581,827
Increase (decrease) in administrator and custodian fees payable	66,073	163,050
Increase (decrease) in professional fees payable	108,491	180,291
Increase (decrease) in miscellaneous payable	307,227	—
Increase (decrease) in incentive fee payable	7,919	641,062
Increase (decrease) in transfer agent fees payable	2,657	16,386
Increase (decrease) in interest and borrowing expenses payable	358,679	77,031
Increase (decrease) in accrued organization costs	—	(106,510)
Increase (decrease) in accrued expenses and other liabilities	33,955	8,090

Net cash provided by (used for) operating activities	(59,973,005)	(39,889,032)

Cash flows from financing activities
Issuance of common stock	51,068,587	70,854,128
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	7,991	2,625
Repurchase of common stock	(4,736,139)	—
Distributions paid	(2,340,900)	(1,541,994)
Financing costs paid	(303,156)	(875,010)
Borrowings on credit facility	88,000,000	98,800,000
Repayments of credit facility	(60,000,000)	(80,000,000)
Repayments on secured borrowings	(4,867,621)	(18,870,856)

Net cash provided by (used for) financing activities	66,828,762	68,368,893

Net increase (decrease) in cash	6,855,757	28,479,861
Cash and cash equivalents, beginning of period	54,489,043	22,410,622

Cash and cash equivalents, end of period	$61,344,800	$50,890,483

Supplemental and non-cash financing activities
Cash paid during the period for interest	$3,528,077	$1,951,874
Issuance of common shares pursuant to distribution reinvestment plan	$5,101,704	$2,167,568
State taxes paid	$1,600	$—

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value—254.20% + * # ^

U.S. Corporate Debt—240.27%

1st Lien/Senior Secured Debt—237.36%
AmerCareRoyal, LLC(1)	Business Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$513,062	$509,181	$482,278
AmerCareRoyal, LLC(2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	533,510	529,424	501,499
AmerCareRoyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	4,255,796	4,228,288	4,000,448
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	1,264,148	1,253,885	1,264,148
BEP Borrower Holdco, LLC(4) (5)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(2,870)	—
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,371,062	3,346,691	3,371,062
Engage2Excel, Inc.(1) (4)	Business Services	Revolver	8.25% (L + 7.25%; 1.00% Floor)	03/07/2023	312,456	310,882	308,626
Engage2Excel, Inc.(1)	Business Services	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	03/07/2023	1,034,754	1,029,268	1,024,407
Engage2Excel, Inc.(1)	Business Services	Term Loan	8.25% (L + 7.25%; 1.00% Floor)	03/07/2023	2,981,852	2,968,428	2,952,034
Global Radar Holdings, LLC(4) (5)	Business Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	—	(1,760)	—
Global Radar Holdings, LLC(2) (3)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/31/2025	7,475,205	7,359,318	7,475,205
Metametrics, Inc.(4) (5)	Business Services	Revolver	6.01% (L + 5.00%; 1.00% Floor)	09/10/2025	—	(7,547)	(1,628)
Metametrics, Inc.(1) (2)	Business Services	Term Loan	6.01% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,671,818	4,719,231
MSM Acquisitions, Inc.(4)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	35,743	21,542	35,743
MSM Acquisitions, Inc.(2)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	3,028,113	2,976,934	3,012,972
MSM Acquisitions, Inc.(4)	Business Services	Revolver	8.50% (P + 5.00%; 2.00% Floor)	12/09/2026	339,950	320,635	333,825
MSM Acquisitions, Inc.(1) (2) (3)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	8,274,768	8,151,216	8,233,395
Rep Tec Intermediate Holdings, Inc.(4) (5)	Business Services	Revolver	7.51% (L + 6.50%; 1.00% Floor)	06/19/2025	—	(12,068)	(3,946)
Rep Tec Intermediate Holdings, Inc.(1) (2) (3)	Business Services	Term Loan	7.51% (L + 6.50%; 1.00% Floor)	06/19/2025	14,679,402	14,448,977	14,606,005
Valcourt Holdings II, LLC(1) (4)	Business Services	Delayed Draw Term Loan	6.50% (S + 5.50%; 1.00% Floor)	01/07/2027	629,494	605,829	629,494
Valcourt Holdings II, LLC(2)	Business Services	Term Loan	6.50% (S + 5.50%; 1.00% Floor)	01/07/2027	1,163,958	1,140,679	1,163,958
Valcourt Holdings II, LLC(2)	Business Services	Term Loan	6.51% (S + 5.50%; 1.00% Floor)	01/07/2027	2,661,411	2,616,458	2,661,411
Valcourt Holdings II, LLC(1) (2)	Business Services	Term Loan	6.51% (S + 5.50%; 1.00% Floor)	01/07/2027	6,327,149	6,222,699	6,327,149
AEG Holding Company, Inc.(1)	Consumer Discretionary	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/20/2023	1,053,829	1,047,457	1,053,829
AEG Holding Company, Inc.(4) (5)	Consumer Discretionary	Revolver	6.75% (L + 5.75%; 1.00% Floor)	11/20/2023	—	(7,369)	—
AEG Holding Company, Inc.(3)	Consumer Discretionary	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/20/2023	1,833,827	1,819,478	1,833,827
AEG Holding Company, Inc.(1)	Consumer Discretionary	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	11/20/2023	5,559,695	5,524,825	5,559,695
Ampler QSR Holdings, LLC(2) (3)	Consumer Non-Cyclical	Term Loan	6.88% (L + 5.88%; 1.00% Floor)	07/21/2027	12,440,575	12,219,433	11,942,952
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,178,697	1,172,219	1,069,668
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	945,093	945,093	857,672
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,647,736	1,638,655	1,495,320
Captain D’s, Inc.(4) (5)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	—	(627)	—
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,923,374	1,929,660
Freddy’s Frozen Custard, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(4,254)	—
Freddy’s Frozen Custard, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	4,895,641	4,844,884	4,895,641
Krispy Krunchy Foods, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	—	(18,330)	(19,498)
Krispy Krunchy Foods, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	11,669,364	11,449,953	11,435,977
Mathnasium LLC(4)	Consumer Non-Cyclical	Revolver	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	74,780	73,987
Mathnasium LLC(1) (2)	Consumer Non-Cyclical	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	5,440,202	5,338,010	5,331,398
MMP Intermediate, LLC(4) (5)	Consumer Non-Cyclical	Revolver	7.25% (L + 6.25%; 1.00% Floor)	02/15/2027	—	(10,792)	(11,058)
MMP Intermediate, LLC(1) (2)	Consumer Non-Cyclical	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/15/2027	8,272,465	8,110,463	8,107,016
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	118,340	114,713	114,494
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	239,084	231,756	231,313
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.01% (L + 5.00%; 1.00% Floor)	07/11/2025	1,986,256	1,974,370	1,921,703
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Delayed Draw Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(10,107)	(18,482)
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(2,527)	(4,620)
TBG Food Acquisition Corp(1) (2)	Consumer Non-Cyclical	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	6,584,150	6,521,083	6,468,927
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	09/27/2024	—	(25,983)	—
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Revolver	5.00% (L + 4.00%; 1.00% Floor)	09/27/2024	—	(4,872)	—
5 Bars, LLC(3)	Digital Infrastructure & Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	09/27/2024	4,742,121	4,704,242	4,742,121

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Airwavz Solutions, Inc(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.00% (S + 5.00%; 1.00% Floor)	03/31/2027	$—	$(32,620)	$(32,637)
Airwavz Solutions, Inc(4) (5)	Digital Infrastructure & Services	Revolver	6.00% (S + 5.00%; 1.00% Floor)	03/31/2027	—	(11,423)	(11,423)
Airwavz Solutions, Inc(3)	Digital Infrastructure & Services	Term Loan	6.00% (S + 5.00%; 1.00% Floor)	03/31/2027	5,221,919	5,130,535	5,130,535
Avant Communications, LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.51% (L + 5.50%; 1.00% Floor)	11/30/2026	—	(10,602)	(9,921)
Avant Communications, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	6.51% (L + 5.50%; 1.00% Floor)	11/30/2026	5,089,434	4,994,254	5,000,369
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.76% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(37,276)	(38,875)
Bridgepointe Technologies, LLC(3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.76% (L + 5.75%; 1.00% Floor)	12/31/2027	1,872,362	1,820,158	1,830,669
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.76% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(14,913)	(15,550)
Bridgepointe Technologies, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	6.76% (L + 5.75%; 1.00% Floor)	12/31/2027	4,789,366	4,696,861	4,693,578
Coretelligent Intermediate LLC(4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.50% (P + 4.00%; 2.00% Floor)	10/21/2027	—	—	(9,498)
Coretelligent Intermediate LLC(4) (5)	Digital Infrastructure & Services	Revolver	7.50% (P + 4.00%; 2.00% Floor)	10/21/2027	—	(17,635)	(12,664)
Coretelligent Intermediate LLC(1) (2) (3)	Digital Infrastructure & Services	Term Loan	7.50% (P + 4.00%; 2.00% Floor)	10/21/2027	8,009,037	7,897,508	7,928,947
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (S + 5.50%; 1.00% Floor)	06/07/2025	111,957	111,384	111,117
EvolveIP, LLC(4)	Digital Infrastructure & Services	Revolver	6.50% (S + 5.50%; 1.00% Floor)	06/07/2025	56,687	53,804	52,435
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan	6.50% (S + 5.50%; 1.00% Floor)	06/07/2025	6,484,187	6,448,584	6,435,555
Fatbeam, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(28,437)	(64,385)
Fatbeam, LLC	Digital Infrastructure & Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	643,849	632,474	618,095
Fatbeam, LLC(2) (3)	Digital Infrastructure & Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	6,438,490	6,323,870	6,180,951
Firstdigital Communications LLC(4) (5)	Digital Infrastructure & Services	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	—	(29,961)	(39,668)
Firstdigital Communications LLC(2) (3)	Digital Infrastructure & Services	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,388,174	13,304,694
MBS Holdings, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(16,474)	—
MBS Holdings, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	10,442,120	10,265,535	10,442,120
MSP Global Holdings, Inc.(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (S + 5.25%; 1.00% Floor)	01/24/2027	—	(20,389)	(21,148)
MSP Global Holdings, Inc.(4)	Digital Infrastructure & Services	Revolver	6.25% (S + 5.25%; 1.00% Floor)	01/24/2027	422,965	408,692	408,161
MSP Global Holdings, Inc.(2) (3)	Digital Infrastructure & Services	Term Loan	6.25% (S + 5.25%; 1.00% Floor)	01/24/2027	7,930,586	7,796,214	7,791,801
NI Topco, Inc(4)	Digital Infrastructure & Services	Revolver	4.55% (L + 4.25%)	12/28/2026	244,622	227,641	228,748
NI Topco, Inc(2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/28/2028	6,689,537	6,543,434	6,555,746
Single Digits, Inc.(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.50% (L + 6.00%; 1.00% Floor)	12/21/2023	599,981	597,587	583,481
Single Digits, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	8.00% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	—	(1,450)	(11,444)
Single Digits, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.00% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	3,220,982	3,207,734	3,132,405
Stratus Networks, Inc.(4) (5) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	—	(37,725)	(69,307)
Stratus Networks, Inc.(4) (6) (7)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	369,637	350,769	352,310
Stratus Networks, Inc.(2) (6)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,768,806	7,782,168
Thrive Buyer, Inc.(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.01% (L + 6.00%; 1.00% Floor)	01/22/2027	6,210,433	6,085,442	6,189,651
Thrive Buyer, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	7.01% (L + 6.00%; 1.00% Floor)	01/22/2027	—	(18,942)	(2,774)
Thrive Buyer, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	7.01% (L + 6.00%; 1.00% Floor)	01/22/2027	11,855,238	11,658,423	11,825,600
Towerco IV Holdings, LLC(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	04/23/2026	13,598,920	13,424,007	13,391,620

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Transtelco Holding, Inc.(2)	Digital Infrastructure & Services	Term Loan	6.76% (L + 5.75%; 0.50% Floor)	03/26/2026	$4,708,605	$4,678,571	$4,661,519
Transtelco Holding, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	7.26% (L + 6.25%; 0.50% Floor)	03/26/2026	4,708,605	4,679,739	4,661,519
Accelerate Resources Operating, LLC(4) (5)	Energy	Revolver	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(5,468)	—
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	4,223,108	4,167,579	4,223,108
BEXP I OG, LLC(4) (5)	Energy	Revolver	8.00% (S + 7.00%; 1.00% Floor)	01/25/2027	—	(4,907)	(5,089)
BEXP I OG, LLC(4) (5)	Energy	Term Loan	8.00% (S + 7.00%; 1.00% Floor)	01/25/2027	—	(34,348)	(35,621)
BEXP I OG, LLC(2)	Energy	Term Loan	8.00% (S + 7.00%; 1.00% Floor)	01/25/2027	3,266,290	3,202,926	3,200,965
Bowline Energy, LLC(1)	Energy	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	08/09/2025	3,441,256	3,406,103	3,441,256
Foundation Risk Partners, Corp.(3) (4)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	1,752,909	1,736,786	1,747,566
Foundation Risk Partners, Corp.(4) (5)	Financials	Revolver	6.50% (L + 5.75%; 0.75% Floor)	10/29/2027	—	(11,920)	(10,381)
Foundation Risk Partners, Corp.(1) (2) (3)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	9,831,060	9,716,952	9,732,750
Galway Borrower, LLC(4) (8)	Financials	Delayed Draw Term Loan	6.25% (L + 5.25%; 0.75% Floor)	09/29/2028	51,250	45,781	45,572
Galway Borrower, LLC(4) (5)	Financials	Revolver	6.26% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(4,972)	(5,408)
Galway Borrower, LLC(1) (2)	Financials	Term Loan	6.26% (L + 5.25%; 0.75% Floor)	09/29/2028	3,753,363	3,688,001	3,678,296
Higginbotham Insurance Agency, Inc.(2) (4)	Financials	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	407,700	391,891	407,700
Higginbotham Insurance Agency, Inc.(1) (2) (3)	Financials	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	8,104,208	8,010,361	8,104,208
Peter C. Foy & Associates Insurance Services, LLC(4)	Financials	Delayed Draw Term Loan	7.66% (S + 6.00%; 0.75% Floor)	11/01/2028	882,017	849,214	852,162
Purchasing Power, LLC(1)	Financials	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	02/06/2024	2,026,771	2,011,264	2,011,570
TA/WEG Holdings, LLC(4)	Financials	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	3,926,880	3,908,136	3,911,049
TA/WEG Holdings, LLC(4)	Financials	Revolver	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	93,989	92,375	93,039
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(68,723)	(197,755)
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Revolver	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(15,051)	(13,777)
AAH Topco, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	6,534,513	6,409,441	6,354,814
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	04/08/2022	961,272	961,272	961,272
American Physician Partners, LLC(4)	Healthcare & HCIT	Revolver	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	04/08/2022	346,322	346,322	346,322
American Physician Partners, LLC(2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	04/08/2022	1,114,822	1,114,822	1,114,822
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	04/08/2022	5,156,410	5,152,869	5,156,410
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	04/08/2022	2,053,461	2,053,461	2,053,461
Analogic Corporation(4)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	152,778	151,765	146,361
Analogic Corporation(1) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,090,764	2,074,108	2,028,041
AOM Acquisition, LLC.(4) (5)	Healthcare & HCIT	Revolver	6.25% (S + 5.25%; 1.00% Floor)	02/18/2027	—	(23,824)	(24,372)
AOM Acquisition, LLC.(1) (2)	Healthcare & HCIT	Term Loan	6.25% (S + 5.25%; 1.00% Floor)	02/18/2027	7,514,733	7,367,429	7,364,438
BAART Programs, Inc.(4) (9)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	3,504,317	3,441,607	3,403,892
BAART Programs, Inc.(1) (2) (9)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	4,757,827	4,719,099	4,686,460
Caregiver 2, Inc.	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	1,570,456	1,543,441	1,503,711
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	675,893	666,556	647,167
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	4,708,992	4,643,941	4,508,860
Caregiver 2, Inc.(2)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	644,964	633,936	617,553
Choice Health At Home, LLC,(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	—	(16,452)	(17,314)
Choice Health At Home, LLC,(1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	2,697,942	2,659,199	2,657,473
Coding Solutions Acquisition, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	—	(19,482)	—
Coding Solutions Acquisition, Inc.(4)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2025	69,828	68,067	69,828
Coding Solutions Acquisition, Inc.(2) (3)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	7,814,869	7,688,547	7,814,869
Community Based Care Acquisition, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.51% (L + 5.50%; 1.00% Floor)	09/16/2027	304,595	284,901	299,198
Community Based Care Acquisition, Inc.(4) (10)	Healthcare & HCIT	Revolver	8.00% (P + 4.50%; 2.00% Floor)	09/16/2027	475,097	459,329	466,459
Community Based Care Acquisition, Inc.(1) (2)	Healthcare & HCIT	Term Loan	6.51% (L + 5.50%; 1.00% Floor)	09/16/2027	5,328,862	5,230,757	5,275,574

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Delaware Valley Management Holdings, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	$—	$(18,853)	$(126,451)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	533,240	473,168
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	3,492,300	3,462,350	3,073,224
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	5.21% (L + 4.75%)	05/15/2026	1,067,934	1,060,914	1,067,934
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Term Loan	5.21% (L + 4.75%)	05/15/2026	2,262,589	2,246,926	2,262,589
FH MD Buyer, Inc.(1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	07/22/2028	5,506,918	5,453,654	5,506,918
GHA Buyer, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/24/2025	809,145	797,827	803,076
GHA Buyer, Inc.(4)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%; 1.00% Floor)	06/24/2025	190,215	180,954	183,082
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/24/2025	558,070	550,487	553,885
GHA Buyer, Inc.(1) (3)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/24/2025	5,340,204	5,258,737	5,300,153
GHA Buyer, Inc.(3)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/24/2025	4,623,686	4,554,277	4,589,008
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/24/2025	724,226	709,849	718,794
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	06/24/2025	1,952,566	1,938,867	1,937,922
Honor HN Buyer, Inc(4)	Healthcare & HCIT	Delayed Draw Term Loan	7.01% (L + 6.00%; 1.00% Floor)	10/15/2027	570,447	549,809	545,574
Honor HN Buyer, Inc(4) (5)	Healthcare & HCIT	Revolver	7.01% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(5,625)	(6,082)
Honor HN Buyer, Inc(1) (2)	Healthcare & HCIT	Term Loan	7.01% (L + 6.00%; 1.00% Floor)	10/15/2027	2,636,686	2,587,861	2,583,952
Kindeva Drug Delivery L.P.(4)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	1,295,008	1,272,515	1,248,035
Kindeva Drug Delivery L.P.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,620,359	15,338,697	15,112,697
Medbridge Holdings, LLC(4)	Healthcare & HCIT	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	458,742	436,939	458,742
Medbridge Holdings, LLC(1) (2)	Healthcare & HCIT	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	15,367,872	15,120,252	15,367,872
Medical Management Resource Group, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.76% (L + 5.75%)	09/30/2027	—	(14,537)	(19,776)
Medical Management Resource Group, LLC(4) (5)	Healthcare & HCIT	Revolver	6.76% (L + 5.75%)	09/30/2026	—	(5,712)	(7,119)
Medical Management Resource Group, LLC(2)	Healthcare & HCIT	Term Loan	6.76% (L + 5.75%)	09/30/2027	3,840,962	3,770,344	3,754,540
Medsuite Purchaser, LLC(4) (5) (11)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(11,192)	(16,330)
Medsuite Purchaser, LLC(4) (5) (11)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(48,964)	(71,442)
Medsuite Purchaser, LLC(4) (5) (11)	Healthcare & HCIT	Revolver	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(9,329)	(6,804)
Medsuite Purchaser, LLC(1) (2) (11)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	4,818,765	4,752,691	4,770,577
OMH-HealthEdge Holdings, LLC(4) (5)	Healthcare & HCIT	Revolver	7.50% (L + 6.00%; 1.00% Floor)	10/24/2024	—	(5,352)	(2,294)
OMH-HealthEdge Holdings, LLC(2)	Healthcare & HCIT	Term Loan	7.50% (L + 6.00%; 1.00% Floor)	10/24/2025	2,138,092	2,100,554	2,127,401
OMH-HealthEdge Holdings, LLC(2)	Healthcare & HCIT	Term Loan	7.01% (L + 6.00%; 1.00% Floor)	10/24/2025	970,920	949,461	966,065
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	7.50% (L + 6.00%; 1.00% Floor)	10/24/2025	3,689,834	3,636,121	3,671,385
Pace Health Companies, LLC(4) (5)	Healthcare & HCIT	Revolver	5.51% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(3,004)	—
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.51% (L + 4.50%; 1.00% Floor)	08/02/2024	5,140,906	5,114,317	5,140,906
PAW Midco, Inc.	Healthcare & HCIT	Term Loan	11.50% (11.50% PIK)	12/22/2031	4,185,307	4,066,999	4,070,211
Pinnacle Dermatology Management, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	—	(18,377)	(26,885)
Pinnacle Dermatology Management, LLC(4) (12)	Healthcare & HCIT	Revolver	5.01% (L + 4.00%; 0.75% Floor)	12/08/2026	138,265	125,001	123,478
Pinnacle Dermatology Management, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,376,956	5,247,898	5,242,532
Pinnacle Treatment Centers, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	346,272	344,366	346,272
Pinnacle Treatment Centers, Inc.(4) (5)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,663)	—
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	4,117,588	4,106,968	4,117,588
Platinum Dermatology Partners, LLC(13)	Healthcare & HCIT	Delayed Draw Term Loan	8.26% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	1,554,847	1,532,222	1,547,072
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.75% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	2,139,111	2,116,226	2,128,416
Platinum Dermatology Partners, LLC(14)	Healthcare & HCIT	Revolver	9.75% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	550,451	542,120	547,699
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	3,443,986	3,410,170	3,426,766
RCP Encore Acquisition, Inc.(15)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/09/2025	3,459,179	3,408,361	864,795
Redwood Family Care Network, Inc.(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 5.50%; 1.00% Floor)	06/18/2026	3,377,194	3,298,841	3,303,925

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Redwood Family Care Network, Inc.(4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 5.50%; 1.00% Floor)	06/18/2026	$—	$(9,977)	$(7,359)
Redwood Family Care Network, Inc.(3)	Healthcare & HCIT	Term Loan	7.00% (L + 5.50%; 1.00% Floor)	06/18/2026	6,719,331	6,605,451	6,635,339
Salisbury House, LLC(4)	Healthcare & HCIT	Revolver	7.50% (P + 4.00%; 2.00% Floor)	08/30/2025	119,558	111,743	108,349
Salisbury House, LLC(1)	Healthcare & HCIT	Term Loan	6.51% (L + 5.50%; 1.00% Floor)	08/30/2025	1,145,779	1,130,613	1,117,135
Salisbury House, LLC(1) (2)	Healthcare & HCIT	Term Loan	6.51% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,858,804	3,836,049
SCA Buyer, LLC(4)	Healthcare & HCIT	Revolver	7.01% (L + 6.00%; 1.00% Floor)	01/20/2026	257,540	250,128	254,320
SCA Buyer, LLC(2)	Healthcare & HCIT	Term Loan	7.01% (L + 6.00%; 1.00% Floor)	01/20/2026	3,824,463	3,778,952	3,805,341
SIS Purchaser, Inc.(4) (5)	Healthcare & HCIT	Revolver	7.50% (L + 6.00%; 1.50% Floor)	10/15/2026	—	(15,523)	(14,574)
SIS Purchaser, Inc.(2)	Healthcare & HCIT	Term Loan	7.01% (L + 6.00%; 1.00% Floor)	10/15/2026	2,424,214	2,387,024	2,393,911
SIS Purchaser, Inc.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.50% (L + 6.00%; 1.50% Floor)	10/15/2026	12,665,138	12,491,289	12,506,824
Smile Brands, Inc.(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	487,856	485,735	484,197
Smile Brands, Inc.(4)	Healthcare & HCIT	Revolver	7.00% (P + 3.50%; 1.75% Floor)	10/12/2025	9,266	8,464	7,355
Smile Brands, Inc.(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	1,602,733	1,595,338	1,590,712
Spark DSO LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/19/2026	—	(8,913)	(9,215)
Spark DSO LLC(4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	04/19/2026	—	(16,041)	(16,587)
Spark DSO LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/19/2026	8,108,905	7,991,237	7,987,272
Taconic Biosciences, Inc.(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/01/2026	4,703,046	4,624,934	4,679,530
The Center for Orthopedic and Research Excellence, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (S + 5.75%; 1.00% Floor)	08/15/2025	487,304	472,548	465,549
The Center for Orthopedic and Research Excellence, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (S + 5.75%; 1.00% Floor)	08/15/2025	—	(14,961)	(17,098)
The Center for Orthopedic and Research Excellence, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (S + 5.75%; 1.00% Floor)	08/15/2025	1,150,297	1,144,761	1,130,167
The Center for Orthopedic and Research Excellence, Inc.(4) (16)	Healthcare & HCIT	Revolver	8.50% (P + 5.00%; 2.00% Floor)	08/15/2025	414,319	407,323	402,235
The Center for Orthopedic and Research Excellence, Inc.(1) (3)	Healthcare & HCIT	Term Loan	6.75% (S + 5.75%; 1.00% Floor)	08/15/2025	4,881,198	4,828,970	4,795,777
Vardiman Black Holdings, LLC(4)	Healthcare & HCIT	Delayed Draw Term Loan	8.50% (S + 8.00%; 0.50% Floor)	03/18/2027	139,161	123,098	123,673
Vardiman Black Holdings, LLC(2)	Healthcare & HCIT	Term Loan	8.50% (S + 8.00%; 0.50% Floor)	03/18/2027	2,534,401	2,509,215	2,509,057
Activ Software Holdings, LLC(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/04/2027	—	(11,084)	(3,244)
Activ Software Holdings, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/04/2027	8,050,123	7,912,601	8,009,872
AMI US Holdings, Inc.(4)	Software & Tech Services	Revolver	5.48% (L + 5.25%)	04/01/2024	437,842	428,539	437,842
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/01/2025	8,069,428	7,979,706	8,069,428
Arrowstream Acquisition Co., Inc.(3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (S + 6.00%; 1.00% Floor)	12/15/2025	604,235	580,796	604,235
Arrowstream Acquisition Co., Inc.(4) (5)	Software & Tech Services	Revolver	7.00% (S + 6.00%; 1.00% Floor)	12/15/2025	—	(5,760)	—
Arrowstream Acquisition Co., Inc.(3)	Software & Tech Services	Term Loan	7.00% (S + 6.00%; 1.00% Floor)	12/15/2025	3,863,094	3,805,679	3,863,094
Avetta, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	—	(3,392)	(1,236)
Avetta, LLC(1) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	3,212,031	3,171,616	3,204,001
Avetta, LLC(2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	6,819,748	6,718,176	6,802,699
Avetta, LLC(1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	4,228,725	4,189,793	4,218,153
Brightly Software Holdings, Inc.(3) (17)	Software & Tech Services	Term Loan	7.26% (L + 6.25%; 1.00% Floor)	06/13/2025	3,844,006	3,772,977	3,815,176
Brightly Software Holdings, Inc.(3) (17)	Software & Tech Services	Term Loan	7.26% (L + 6.25%; 1.00% Floor)	06/13/2025	528,743	518,635	524,778
Brightspot Buyer, Inc(4) (5)	Software & Tech Services	Revolver	6.76% (L + 5.75%; 0.75% Floor)	11/16/2027	—	(12,785)	(11,905)
Brightspot Buyer, Inc(2)	Software & Tech Services	Term Loan	6.76% (L + 5.75%; 0.75% Floor)	11/16/2027	5,215,571	5,117,553	5,124,299
BusinesSolver.com, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	—	(9,425)	(24,836)
BusinesSolver.com, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	7,379,963	7,309,936	7,287,713
Community Brands Parentco, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(8,210)	(8,344)
Community Brands Parentco, LLC(4) (5)	Software & Tech Services	Revolver	6.50% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(8,211)	(8,344)
Community Brands Parentco, LLC(1) (2)	Software & Tech Services	Term Loan	6.50% (S + 5.75%; 0.75% Floor)	02/24/2028	7,092,529	6,952,615	6,950,678
Cybergrants Holdings, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(24,237)	(25,645)
Cybergrants Holdings, LLC(4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 0.75% Floor)	09/08/2027	806,226	790,522	788,949
Cybergrants Holdings, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	14,922,552	14,716,218	14,698,714
Datacor, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	5.75% (S + 4.75%; 1.00% Floor)	12/29/2025	—	(26,300)	(12,726)
Datacor, Inc.(4) (5)	Software & Tech Services	Revolver	5.75% (S + 4.75%; 1.00% Floor)	12/29/2025	—	(9,642)	(3,219)
Datacor, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.25% (S + 6.25%; 1.00% Floor)	12/29/2025	13,841,011	13,579,723	13,771,806

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Degreed, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	$—	$(5,288)	$(6,957)
Degreed, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(2,015)	(4,178)
Degreed, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	2,782,788	2,761,138	2,754,960
Degreed, Inc.(1) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,102,953	5,101,494
Dispatch Track, LLC(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	03/27/2026	—	(2,492)	—
Dispatch Track, LLC(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	03/25/2028	9,849,936	9,750,482	9,849,936
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	4.71% (L + 4.25%)	07/30/2025	3,317,927	3,309,937	3,293,042
EET Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	—	(12,933)	(15,543)
EET Buyer, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	6,907,937	6,778,603	6,752,508
EnterpriseDB Corporation(4) (5)	Software & Tech Services	Revolver	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	—	(11,366)	(7,597)
EnterpriseDB Corporation(1) (2)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	6,320,423	6,204,573	6,273,020
EnterpriseDB Corporation(1) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	4,595,184	4,523,357	4,560,720
EnterpriseDB Corporation(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	8,019,378	7,934,931	7,959,232
Exterro, Inc.(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	05/31/2024	—	(1,826)	—
Exterro, Inc.(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	05/31/2024	5,809,123	5,737,435	5,809,123
Exterro, Inc.(2) (3)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	05/31/2024	6,237,900	6,157,541	6,237,900
Exterro, Inc.(1)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	05/31/2024	2,793,450	2,772,039	2,793,450
Faithlife, LLC(1) (2) (4)	Software & Tech Services	Delayed Draw Term Loan	6.51% (L + 5.50%; 1.00% Floor)	09/18/2025	1,692,920	1,650,744	1,692,920
Faithlife, LLC(4) (5)	Software & Tech Services	Revolver	6.51% (L + 5.50%; 1.00% Floor)	09/18/2025	—	(3,891)	—
Faithlife, LLC(1) (2)	Software & Tech Services	Term Loan	6.51% (L + 5.50%; 1.00% Floor)	09/18/2025	727,021	716,845	727,021
Genesis Acquisition Co.(3)	Software & Tech Services	Revolver	5.01% (L + 4.00%)	07/31/2024	202,400	200,776	197,340
Genesis Acquisition Co.(1) (2)	Software & Tech Services	Term Loan	5.01% (L + 4.00%)	07/31/2024	1,371,417	1,359,913	1,337,131
Greenhouse Software, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(22,884)	(9,242)
Greenhouse Software, Inc.(2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,145,160	12,284,018
GS AcquisitionCo, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(3,063)	(13,441)
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Revolver	7.25% (L + 5.75%; 1.00% Floor)	05/22/2026	388,193	385,285	379,059
GS AcquisitionCo, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.25% (L + 5.75%; 1.00% Floor)	05/22/2026	8,686,202	8,641,458	8,512,478
Iodine Software, LLC(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	9,035,605	8,879,662	9,035,605
Iodine Software, LLC(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(21,120)	—
Iodine Software, LLC(1) (2)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	5,998,525	5,895,313	5,998,525
Kaseya, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	310,128	301,267	310,128
Kaseya, Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	555,315	551,894	555,315
Kaseya, Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	486,682	486,682	486,682
Kaseya, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/02/2025	—	(2,009)	—
Kaseya, Inc.(1) (2)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	1,270,136	1,251,350	1,270,136
Kaseya, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	5,257,467	5,226,822	5,257,467
Mavenlink, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	—	(33,790)	(35,796)
Mavenlink, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	15,034,451	14,750,618	14,733,762
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	5.76% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(28,830)	—
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	5.76% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(14,793)	—
Moon Buyer, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	5.76% (L + 4.75%; 1.00% Floor)	04/21/2027	6,352,855	6,272,101	6,352,855
Mykaarma Acquisition LLC(4) (5)	Software & Tech Services	Revolver	7.37% (S + 6.25%; 1.00% Floor)	03/21/2028	—	(11,807)	(11,864)
Mykaarma Acquisition LLC(2) (3)	Software & Tech Services	Term Loan	7.37% (S + 6.25%; 1.00% Floor)	03/21/2028	5,932,148	5,813,980	5,813,505
Navigate360, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.00% (S + 5.00%; 1.00% Floor)	03/17/2027	—	(17,982)	(18,127)
Navigate360, LLC(4) (5)	Software & Tech Services	Revolver	6.00% (S + 5.00%; 1.00% Floor)	03/17/2027	—	(11,988)	(12,085)
Navigate360, LLC(3)	Software & Tech Services	Term Loan	6.00% (S + 5.00%; 1.00% Floor)	03/17/2027	4,229,646	4,145,648	4,145,053
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	495,896	488,388	495,896
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	991,792	975,176	991,792
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	2,177,217	2,146,475	2,177,217
Netwrix Corporation And Concept Searching Inc.(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	—	(3,372)	—
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,644,691	1,611,270	1,644,691
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	6,635,647	6,513,413	6,635,647
PerimeterX, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(16,785)	(16,131)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
PerimeterX, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	$—	$(5,631)	$(10,482)
PerimeterX, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(2,039)	(4,193)
PerimeterX, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,853,189	2,829,945	2,810,391
Ranger Buyer, Inc.(4)	Software & Tech Services	Revolver	7.00% (L + 6.25%; 0.75% Floor)	11/18/2027	239,847	217,256	239,847
Ranger Buyer, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.25%; 0.75% Floor)	11/18/2028	14,390,790	14,114,877	14,390,790
Sauce Labs, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(17,297)	(14,420)
Sauce Labs, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(23,074)	(22,432)
Sauce Labs, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	5,127,286	5,033,551	5,037,558
SecureLink, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	10/01/2025	—	(4,625)	4,395
SecureLink, Inc.(1) (2)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/01/2025	2,931,021	2,896,000	2,960,331
SecureLink, Inc.(1)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/01/2025	4,861,121	4,807,561	4,909,733
Sirsi Corporation(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(3,435)	(2,769)
Sirsi Corporation(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	7,049,970	7,003,520	7,014,720
Smartlinx Solutions, LLC(4)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	155,845	152,408	151,949
Smartlinx Solutions, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.01% (L + 6.00%; 1.00% Floor)	03/04/2026	5,663,671	5,588,103	5,621,194
Streamsets, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(6,240)	7,010
Streamsets, Inc.(3)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,124,760	2,085,814	2,167,256
SugarCRM, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(2,179)	(3,102)
SugarCRM, Inc.(1) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,232,219	4,226,136
Sundance Group Holdings, Inc(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/02/2027	—	(31,195)	(53,209)
Sundance Group Holdings, Inc(4)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/02/2027	331,077	306,105	306,246
Sundance Group Holdings, Inc(2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/02/2027	11,824,177	11,616,080	11,617,254
Swiftpage, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(1,100)	(5,633)
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,439,756	2,428,772	2,378,762
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	224,574	223,141	218,959
Sysnet North America, Inc.(3)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	1,287,698	1,269,039	1,287,698
Sysnet North America, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	6.51% (L + 5.50%; 1.00% Floor)	12/01/2026	7,648,829	7,561,979	7,648,829
Telcor Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,932)	(4,362)
Telcor Buyer, Inc.(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/20/2027	9,304,625	9,178,787	9,165,056
Telesoft Holdings, LLC(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	—	(8,389)	—
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	5,849,291	5,765,224	5,849,291
TRGRP, Inc.(4) (5)	Software & Tech Services	Revolver	8.01% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(2,130)	—
TRGRP, Inc.(2)	Software & Tech Services	Term Loan	8.01% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,342,548	2,301,606	2,342,548
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	8.01% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,115,169	1,106,895	1,115,169
TRGRP, Inc.(2) (3)	Software & Tech Services	Term Loan	8.01% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,991,858	4,957,335	4,991,858
Ungerboeck Systems International, LLC(3)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/30/2027	690,794	690,794	690,794
Ungerboeck Systems International, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 5.75%; 1.00% Floor)	04/30/2027	322,391	318,215	322,391
Ungerboeck Systems International, LLC(4) (5)	Software & Tech Services	Revolver	7.00% (L + 5.75%; 1.00% Floor)	04/30/2027	—	(2,059)	—
Ungerboeck Systems International, LLC(2) (3)	Software & Tech Services	Term Loan	7.00% (L + 5.75%; 1.00% Floor)	04/30/2027	2,717,277	2,686,299	2,717,277
Vectra AI, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(23,115)	(32,004)
Vectra AI, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(4,623)	(6,401)
Vectra AI, Inc.(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,192,640	3,169,008
Velocity Purchaser Corporation(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(532)	—
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	642,640	640,259	642,640
Velocity Purchaser Corporation(1) (2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,103,176	5,066,874	5,103,176
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,583,437	2,575,691	2,583,437
Veracross LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(15,993)	(16,688)
Veracross LLC(4) (5)	Software & Tech Services	Revolver	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(21,328)	(22,251)
Veracross LLC(3)	Software & Tech Services	Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	12,411,972	12,173,945	12,163,732

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Dillon Logistics, Inc.(4) (15)	Transport & Logistics	Revolver	9.50% (P + 6.00%; 1.00% Floor)	12/11/2023	$789,270	$751,711	$167,182
Dillon Logistics, Inc.(15)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	3,061,113	2,745,474	738,340
Dillon Logistics, Inc.(15)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	900,307	788,991	217,154

Total U.S.1st Lien/Senior Secured Debt						890,806,925	887,221,666
2nd Lien/Junior Secured Debt—2.91%
Conterra Ultra Broadband Holdings, Inc.(1) (2)	Digital Infrastructure & Services	Term Loan	9.50% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,467,850	6,537,710
Brave Parent Holdings, Inc.(1)	Software & Tech Services	Term Loan	7.96% (L + 7.50%)	04/17/2026	1,230,107	1,213,519	1,230,107
Symplr Software, Inc.(1) (2)	Software & Tech Services	Term Loan	8.625% (S + 7.875%; 0.75% Floor)	12/22/2028	3,130,634	3,078,550	3,099,328

Total U.S. 2nd Lien/Junior Secured Debt						10,759,919	10,867,145

Total U.S. Corporate Debt						901,566,844	898,088,811
Canadian Corporate Debt—4.87%
1st Lien/Senior Secured Debt—4.87%
McNairn Holdings Ltd.(1) (18)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	788,841	783,401	741,511
Syntax Systems Ltd(1) (2) (18)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	8,840,177	8,756,518	8,751,775
Syntax Systems Ltd(4) (18)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.50%; 0.75% Floor)	10/29/2026	542,650	533,716	532,914
Syntax Systems Ltd(4) (5) (18)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(22,924)	(24,342)
Banneker V Acquisition, Inc.(2) (3) (18)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	7,159,563	7,043,706	7,159,563
Banneker V Acquisition, Inc.(4) (5) (18)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	—	(3,841)	—
Banneker V Acquisition, Inc.(2) (18)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	1,032,012	1,016,703	1,032,012

Total Canadian 1st Lien/Senior Secured Debt						18,107,279	18,193,433

Total Canadian Corporate Debt						18,107,279	18,193,433
United Kingdom Corporate Debt—2.02%
1st Lien/Senior Secured Debt—2.02%
GlobalWebIndex Inc.(3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	1,841,860	1,816,375	1,915,534
GlobalWebIndex Inc.(2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,374,425	5,636,092

Total United Kingdom 1st Lien/Senior Secured Debt						7,190,800	7,551,626

Total United Kingdom Corporate Debt						7,190,800	7,551,626

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair Value
U.S. Preferred Stock—4.18%
Global Radar Holdings, LLC(19) (20)	LLC Units	Business Services	125	$367,615	$542,786
Bowline Topco LLC(20) (21)	LLC Units	Energy	2,946,390	2,002,277	3,824,381
SBS Ultimate Holdings, LP(20)	Class A	Healthcare & HCIT	217,710	861,878	661,837
Concerto Health AI Solutions, LLC(20) (22)	Series B-1	Software & Tech Services	65,614	349,977	444,484
Streamsets, Inc.(20)	Series C-1	Software & Tech Services	109,518	295,512	912,285
Alphasense, Inc.(18) (20)	Series C	Software & Tech Services	23,961	369,843	358,020
Datarobot, Inc.(20)	Series E	Software & Tech Services	38,190	289,278	515,413
Datarobot, Inc.(20)	Series F	Software & Tech Services	6,715	88,248	108,006
Degreed, Inc.(20)	Series C-1	Software & Tech Services	43,819	278,541	606,754
Degreed, Inc.(20)	Series D	Software & Tech Services	16,943	278,308	278,308
Heap, Inc.(20)	Series C	Software & Tech Services	189,617	696,351	1,334,495
Heap, Inc.(20)	Series D	Software & Tech Services	17,425	147,443	147,449
Mcafee(20) (23) (24)	Class A	Software & Tech Services	821,396	821,396	835,432
Netskope, Inc.(20)	Series G	Software & Tech Services	36,144	302,536	398,391
PerimeterX, Inc.(20)	Series D	Software & Tech Services	282,034	838,601	844,258

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair Value
Phenom People, Inc.(20)	Series C	Software & Tech Services	35,055	$220,610	$528,066
Protoscale Rubrik, LLC(20)	Class B	Software & Tech Services	25,397	598,212	638,049
Swyft Parent Holdings LP(25)	LP Interests	Software & Tech Services	850,470	811,438	807,946
Symplr Software Intermediate Holdings, Inc.(20)	Series A	Software & Tech Services	1,196	1,160,532	1,737,384
Vectra AI, Inc(20)	Series F	Software & Tech Services	17,064	131,095	118,707

Total U.S. Preferred Stock				10,909,691	15,642,451
U.S. Common Stock—2.50%
Leeds FEG Investors, LLC(20)	Class A	Consumer Discretionary	320	$321,309	$236,969
Pacific Bells, LLC(20) (26)	LP Interests	Consumer Non-Cyclical	802,902	802,902	798,764
Freddy’s Frozen Custard, LLC(20) (27)	LP Interests	Consumer Non-Cyclical	72,483	72,483	112,017
Nestle Waters North America, Inc.(20) (24) (28)	LP Interests	Consumer Non-Cyclical	341,592	98,394	98,394
8x8, Inc.(18) (20) (29)	Common Units	Digital Infrastructure & Services	7,886	170,890	99,285
Avant Communications, LLC(20) (30)	Class A	Digital Infrastructure & Services	220,542	220,542	226,648
Avant Communications, LLC.(20) (30)	Class A Capital	Digital Infrastructure & Services	220,542	—	—
MSP Global Holdings, Inc(20)	Class A	Digital Infrastructure & Services	333,937	333,937	333,937
NEPCORE Parent Holdings, LLC(20)	Class A	Digital Infrastructure & Services	82	81,530	84,236
Neutral Connect, LLC(20) (31)	LLC Units	Digital Infrastructure & Services	396,513	439,931	408,583
Thrive Parent, LLC(20)	Class L	Digital Infrastructure & Services	100,219	263,195	342,293
Agape Care Group(20) (32)	LP Interests	Healthcare & HCIT	590,203	590,203	625,565
Community Based Care Holdings, LP(20)	LP Interests	Healthcare & HCIT	161	160,506	160,510
Health Platform Group, Inc(20)	Earn Out	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition(18) (20)	Class B	Healthcare & HCIT	15,183	46	46
Healthcare Services Acquisition(18) (20) (29)	Class A	Healthcare & HCIT	28,158	281,580	279,933
INH Group Holdings, Inc.(20)	Class A	Healthcare & HCIT	484,552	484,552	386,206
Medical Management Resource Group, LLC(20) (33)	Class B	Healthcare & HCIT	34,492	34,492	35,235
nThrive(20)	LP Interests	Healthcare & HCIT	812,734	812,734	812,734
Redwood Family Care Network, Inc.(20)	Class A	Healthcare & HCIT	66	66,000	71,735
REP AOM Holdings, LLC(20) (34)	Class A	Healthcare & HCIT	290,393	290,393	290,393
American Safety Holdings Corp.(20) (35)	LP Interests	Software & Tech Services	167,509	190,658	274,465
Brightspot Holdco, LLC(20)	LLC Units	Software & Tech Services	433,207	433,207	433,454
EnterpriseDB Corporation(20) (24) (36)	LLC Units	Software & Tech Services	417,813	417,813	1,363,718
Moon Topco L.P.(20)	Class A	Software & Tech Services	36	35,999	51,830
Mykaarma Acquisition LLC(20)	Class A	Software & Tech Services	257,031	257,031	257,031
Ranger Lexipol Holdings, LLC(20) (24)	Class A	Software & Tech Services	433	433,207	434,369
Ranger Lexipol Holdings, LLC(20) (24)	Class B	Software & Tech Services	433	—	2,235
Samsara Networks, Inc.(18) (20) (29)	Class A	Software & Tech Services	33,451	369,998	535,885
Stripe, Inc.(20)	Class B	Software & Tech Services	4,158	166,854	155,301
Swyft Parent Holdings LP(20) (25)	LP Interests	Software & Tech Services	4,485	—	—
Omni Logistics, LLC(37)	LP Interests	Transport & Logistics	193,770	193,770	432,481

Total U.S. Common Stock				8,024,156	9,344,252
Canadian Common Stock—0.07%
Auvik Topco Holdings, Inc(18) (20) (24) (38)	LP Interests	Software & Tech Services	244,920	244,920	244,920

Total Canadian Common Stock				244,920	244,920

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

Portfolio Company	Class/Series	Industry		Shares	Cost	Fair Value
U.S. Warrants—0.18%
Healthcare Services Acquisition, expire 12/31/2027(18) (20)	Class B	Healthcare & HCIT		14,079	$—	$—
Healthcare Services Acquisition, expire 12/31/2027(18) (20) (29)	Class A	Healthcare & HCIT		23,721	23,721	8,065
SBS Ultimate Holdings, LP, expire 09/18/2030(20)	Class A	Healthcare & HCIT		17,419	—	—
Alphasense, Inc., expire 05/29/2027(18) (20)	Series B	Software & Tech Services		40,394	35,185	202,008
Degreed, Inc., expire 04/11/2028(20)	Series D	Software & Tech Services		7,624	—	39,694
Degreed, Inc., expire 05/31/2026(20)	Series C -1	Software & Tech Services		26,294	46,823	215,954
PerimeterX, Inc., expire 12/31/2031(20)	Series D	Software & Tech Services		10,850	7,595	7,077
Streamsets, Inc., expire 11/25/2027(20)	Series C-1	Software & Tech Services		23,382	16,367	131,641
Vectra AI, Inc., expire 03/18/2031(20)	Series F	Software & Tech Services		35,156	58,190	86,702

Total U.S. Warrants					187,881	691,141
United Kingdom Warrants—0.11%
GlobalWebIndex, Inc., expire 12/30/2027(20)	Preferred Units	Software & Tech Services		8,832	159,859	429,270

Total United Kingdom Warrants					159,859	429,270

TOTAL INVESTMENTS—254.20%(39)					$946,391,430	$950,185,904

Cash Equivalents—7.37%
U.S. Investment Companies—7.37%
Blackrock T Fund I(29) (40)	Money Market	Money Market Portfolio	0.02% (41)	27,552,318	$27,552,318	$27,552,318

Total U.S. Investment Companies					27,552,318	27,552,318

Total Cash Equivalents					27,552,318	27,552,318
LIABILITIES IN EXCESS OF OTHER ASSETS—(161.57%)						$(603,947,352)

NET ASSETS—100.00%						$373,790,870

+

As of March 31, 2022, qualifying assets represented 97.34% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR and SOFR loans are typically indexed to 30-day, 60-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. LIBOR and SOFR loans may be subject to interest floors. As of March 31, 2022, rates for weekly 1M L, 3M L 6M L, 1M S, 3M S and 6M S are 0.45%, 0.96%, 1.47%, 0.16%, 0.09% and 0.07%, respectively. As of March 31, 2022, the U.S. Prime rate was 3.50%.

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

(6)	Saturn Borrower Inc. has been renamed to Stratus Networks, Inc. in 2022.
(7)	$30,725 of the funded par amount accrues interest at 7.75% (P + 4.25%; 2.00% Floor).
(8)	$128 of the funded par amount accrues interest at 7.75% (P + 4.25%; 2.00% Floor).
(9)	MedMark Services, Inc. has been renamed to BAART Programs, Inc. in 2022.
(10)	$86,381 of the funded par amount accrues interest at 6.50% (L + 5.50%; 1.00% Floor).
(11)	Millin Purchaser LLC. has been renamed to Medsuite Purchaser, LLC in 2022.
(12)	$30,725 of the funded par amount accrues interest at 6.50% (P + 3.00%; 2.00% Floor).
(13)	$320,384 of the funded par amount accrues interest at 9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor).
(14)	$137,298 of the funded par amount accrues interest at 8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor).
(15)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(16)	$172,633 of the funded par amount accrues interest at 7.49% (L + 5.75%; 1.00% Floor).
(17)	Dude Solutions Holdings, Inc. has been renamed to Brightly Software Holdings, Inc. in 2022.
(18)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(19)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC, an affiliate of the Fund.
(20)	Non-income producing investment.
(21)	Bowline Topco LLC is held through ABPCIC BE Holdings, LLC, an affiliate of the Fund.
(22)	Concerto Health AI Solutions, LLC is held through ABPCIC Concerto Holdings LLC, an affiliate of the Fund.
(23)	Position or portion thereof is held by Magenta Blocker Aggregator LP, which is held by ABPCIC Equity Holdings, LLC.

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(Unaudited)

(24)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(25)	Position or portion thereof is held by ABPCIC Swyft Holdings LLC, an affiliate of the Fund, which is held by ABPCIC Equity Holdings, LLC.
(26)	Position or portion thereof is held by Orangewood WWB Co-Invest, L.P. which is held by ABPCIC Equity Holdings, LLC.
(27)	Position or portion thereof is held by Freddy’s Acquisition, LP.
(28)	Position or portion thereof is held by ORCP III Triton Co-Investors, L.P. which is held by ABPCIC Equity Holdings, LLC.
(29)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(30)	Position or portion thereof is held by Pamlico Avant Holdings L.P. which is held by ABPCIC Avant, LLC, an affiliate of the Fund.
(31)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC, an affiliate of the Fund.
(32)	Position or portion thereof is held by REP Coinvest III AGP Blocker, L.P. which is held by ABPCIC Equity Holdings, LLC.
(33)	Medical Management Resource Group, LLC is held through Advantage AVP Parent Holdings, L.P.
(34)	Position or portion thereof is held by ABPCIC AOM LLC, an affiliate of the Fund.
(35)	Position or portion thereof is held by REP Coinvest III Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(36)	Position or portion thereof is held by GHP E Aggregator, LLC.
(37)	Position or portion thereof is held by REP Coinvest III-A Omni, L.P. which is held by ABPCIC Equity Holdings, LLC.
(38)	Position or portion thereof is held by GHP SPV-2, L.P., which is held by ABPCIC Equity Holdings, LLC.
(39)

Aggregate gross unrealized appreciation for federal income tax purposes is $13,692,581; aggregate gross unrealized depreciation for federal income tax purposes is $9,898,107. Net unrealized appreciation is $3,794,474 based upon a tax cost basis of $946,391,430.

(40)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(41)	The rate shown is the annualized seven-day yield as of March 31, 2022.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind
S	-	SOFR

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value—257.77% + * # ^

U.S. Corporate Debt—244.00%

1st Lien/Senior Secured Debt—240.92%
AmerCareRoyal, LLC(1)	Business Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$526,726	$522,476	$492,489
AmerCareRoyal, LLC(2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	542,157	537,783	506,917
AmerCareRoyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	4,369,977	4,340,035	4,085,928
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	1,272,200	1,260,728	1,272,200
BEP Borrower Holdco, LLC(4) (5)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(3,190)	—
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,392,534	3,365,460	3,392,534
Engage2Excel, Inc.(1) (4)	Business Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	373,874	371,898	370,041
Engage2Excel, Inc.(1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,037,292	1,030,411	1,026,919
Engage2Excel, Inc.(1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,989,244	2,972,409	2,959,351
Global Radar Holdings, LLC(4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	—	(1,874)	—
Global Radar Holdings, LLC(2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	7,494,115	7,370,436	7,494,115
Metametrics, Inc.(4)	Business Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	260,473	252,392	260,473
Metametrics, Inc.(1) (2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,668,040	4,731,059
MSM Acquisitions, Inc.(4) (5)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	—	(14,764)	—
MSM Acquisitions, Inc.(2)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	3,035,769	2,982,201	3,020,590
MSM Acquisitions, Inc.(4)	Business Services	Revolver	8.25% (P + 5.00%; 2.00% Floor)	12/09/2026	113,317	93,015	107,191
MSM Acquisitions, Inc.(1) (2) (3)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	8,295,612	8,164,830	8,254,134
Rep Tec Intermediate Holdings, Inc.(4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	—	(12,973)	—
Rep Tec Intermediate Holdings, Inc.(1) (2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	14,386,927	14,150,969	14,386,927
Valcourt Holdings II, LLC(1) (4)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	629,494	604,560	629,494
Valcourt Holdings II, LLC(2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	2,668,148	2,620,810	2,668,148
Valcourt Holdings II, LLC(1) (2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	6,343,167	6,233,173	6,343,167
AEG Holding Company, Inc.(1)	Consumer Discretionary	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,056,538	1,049,248	1,056,538
AEG Holding Company, Inc.(4) (5)	Consumer Discretionary	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(8,444)	—
AEG Holding Company, Inc.(3)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,838,542	1,821,998	1,838,542
AEG Holding Company, Inc.(1)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	5,710,726	5,669,850	5,710,726
Ampler QSR Holdings, LLC(2) (3)	Consumer Non-Cyclical	Term Loan	6.88% (L + 5.88%; 1.00% Floor)	07/21/2027	12,471,832	12,240,157	12,284,755
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,178,697	1,171,653	1,046,094
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	945,093	944,188	838,770
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,647,736	1,637,867	1,462,365
Captain D’s, Inc.(4) (5)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	—	(713)	—
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,922,514	1,929,660
Freddy’s Frozen Custard, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(4,461)	—
Freddy’s Frozen Custard, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	4,908,524	4,855,157	4,908,524
Krispy Krunchy Foods, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	—	(19,108)	(19,498)
Krispy Krunchy Foods, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	11,698,611	11,469,309	11,464,639
Mathnasium LLC(4)	Consumer Non-Cyclical	Revolver	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	74,259	73,987
Mathnasium LLC(1) (2)	Consumer Non-Cyclical	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	5,440,202	5,333,666	5,331,398
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	118,340	114,494	114,494
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	239,084	231,313	231,313
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	1,991,362	1,978,641	1,926,643
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Delayed Draw Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(10,528)	(10,561)
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(2,632)	(2,640)
TBG Food Acquisition Corp(1) (2)	Consumer Non-Cyclical	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	6,600,651	6,534,791	6,534,645
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(28,548)	—
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(5,353)	—
5 Bars, LLC(3)	Digital Infrastructure & Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	4,742,121	4,700,796	4,742,121
Avant Communications, LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	—	(11,145)	(11,338)
Avant Communications, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	5,102,189	5,001,883	5,000,145
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(38,875)	(77,749)
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(27,795)	(55,591)
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(15,550)	(15,550)
Bridgepointe Technologies, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	4,789,366	4,693,578	4,693,578
Coretelligent Intermediate LLC(4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	—	—
Coretelligent Intermediate LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	(18,391)	(18,996)
Coretelligent Intermediate LLC(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	8,029,110	7,912,508	7,908,673
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	112,240	111,547	111,679

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC(4)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	$56,687	$53,206	$53,852
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	6,500,813	6,458,027	6,468,309
Fatbeam, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC(4)	Digital Infrastructure & Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	257,540	245,467	231,786
Fatbeam, LLC(2) (3)	Digital Infrastructure & Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	6,438,490	6,316,842	6,180,951
Firstdigital Communications LLC(4) (5)	Digital Infrastructure & Services	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	—	(31,481)	(31,735)
Firstdigital Communications LLC(2) (3)	Digital Infrastructure & Services	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,375,102	13,372,924
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	2,249,398	1,882,144	2,606,495
Fuze, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	—	(3,038)	29,436
Fuze, Inc.(1) (3)	Digital Infrastructure & Services	Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	9,593,090	9,562,149	11,289,986
MBS Holdings, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(17,253)	(4,871)
MBS Holdings, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	10,468,423	10,283,024	10,416,080
NI Topco, Inc(4)	Digital Infrastructure & Services	Revolver	4.35% (L + 4.25%)	12/28/2026	244,622	226,764	226,764
NI Topco, Inc(2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/28/2028	6,689,537	6,539,022	6,539,022
Saturn Borrower Inc(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	—	(39,305)	(79,208)
Saturn Borrower Inc(4)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	244,224	224,571	224,422
Saturn Borrower Inc(2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,762,366	7,762,366
Single Digits, Inc.(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	601,500	599,101	595,485
Single Digits, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(1,656)	(4,161)
Single Digits, Inc.(1)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,229,305	3,214,249	3,197,012
Thrive Buyer, Inc.(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	4,699,600	4,543,576	4,678,788
Thrive Buyer, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	—	(19,914)	(2,774)
Thrive Buyer, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	11,885,159	11,678,026	11,855,446
Towerco IV Holdings, LLC(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.63% (L + 5.63%; 1.00% Floor)	04/23/2026	13,200,903	13,015,634	13,035,063
Transtelco Holding, Inc.(2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605
Transtelco Holding, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605
Accelerate Resources Operating, LLC(4) (5)	Energy	Revolver	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(5,804)	—
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	4,233,665	4,174,582	4,233,665
Bowline Energy, LLC(1)	Energy	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	08/09/2025	3,501,384	3,463,180	3,501,384
Foundation Risk Partners, Corp.(4)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	1,221,250	1,208,400	1,205,221
Foundation Risk Partners, Corp.(4) (5)	Financials	Revolver	6.50% (L + 5.75%; 0.75% Floor)	10/29/2027	—	(12,430)	(12,976)
Foundation Risk Partners, Corp.(1) (2) (3)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	9,831,060	9,712,835	9,708,172
Galway Borrower, LLC(4) (5)	Financials	Delayed Draw Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(5,470)	(5,679)
Galway Borrower, LLC(4) (5)	Financials	Revolver	6.00% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(5,186)	(5,408)
Galway Borrower, LLC(1) (2)	Financials	Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	3,762,793	3,694,870	3,687,538
Higginbotham Insurance Agency, Inc.(2) (4)	Financials	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	408,722	392,084	389,995
Higginbotham Insurance Agency, Inc.(1) (2) (3)	Financials	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	8,124,520	8,025,805	8,043,274
Purchasing Power, LLC(1)	Financials	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	02/06/2024	2,143,137	2,124,747	2,137,779
TA/WEG Holdings, LLC(4)	Financials	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	3,369,460	3,349,421	3,369,460
TA/WEG Holdings, LLC(4)	Financials	Revolver	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	146,272	144,546	146,272
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(80,707)	(162,172)
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Revolver	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(15,672)	(7,873)
AAH Topco, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	7,651,890	7,499,432	7,498,853
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	968,734	968,067	968,734
American Physician Partners, LLC(4)	Healthcare & HCIT	Revolver	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	346,322	346,034	346,322

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
American Physician Partners, LLC(2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	$1,110,657	$1,110,051	$1,110,657
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	5,135,852	5,132,311	5,135,852
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	2,061,589	2,046,516	2,061,589
Analogic Corporation(4)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	122,222	121,007	115,271
Analogic Corporation(1) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,096,111	2,077,718	2,027,987
Caregiver 2, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	1,302,812	1,273,771	1,275,272
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	677,662	667,618	665,803
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	4,721,319	4,651,344	4,638,696
Caregiver 2, Inc.(2)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	646,610	635,095	635,294
Choice Health At Home, LLC,(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	—	(17,314)	(34,628)
Choice Health At Home, LLC,(1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	2,697,942	2,657,473	2,657,473
Coding Solutions Acquisition, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	—	(20,474)	(18,330)
Coding Solutions Acquisition, Inc.(4)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2025	69,828	67,954	68,955
Coding Solutions Acquisition, Inc.(2) (3)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	7,834,654	7,701,591	7,775,894
Community Based Care Acquisition, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	305,358	284,793	305,358
Community Based Care Acquisition, Inc.(4) (6)	Healthcare & HCIT	Revolver	7.75% (P + 4.50%; 2.00% Floor)	09/16/2027	475,097	458,641	468,619
Community Based Care Acquisition, Inc.(1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	5,342,252	5,237,300	5,302,185
Delaware Valley Management Holdings, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	—	(21,173)	(121,182)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	532,717	475,856
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	3,492,300	3,458,909	3,090,686
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	4.85% (L + 4.75%)	05/15/2026	1,067,934	1,060,499	1,067,934
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Term Loan	4.85% (L + 4.75%)	05/15/2026	2,268,405	2,252,839	2,268,405
FH MD Buyer, Inc.(1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	07/24/2028	5,520,754	5,466,660	5,479,349
GHA Buyer, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	811,193	798,999	811,193
GHA Buyer, Inc.(4)	Healthcare & HCIT	Revolver	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	317,026	306,311	317,026
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	559,497	551,505	559,497
GHA Buyer, Inc.(1) (3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	5,353,792	5,271,375	5,353,792
GHA Buyer, Inc.(3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	4,635,391	4,561,173	4,635,391
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	1,957,629	1,941,868	1,957,629
Honor HN Buyer, Inc(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(16,022)	(16,596)
Honor HN Buyer, Inc(4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(6,082)	(6,082)
Honor HN Buyer, Inc(1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	2,643,294	2,592,248	2,590,429
Kindeva Drug Delivery L.P.(4)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	687,973	663,697	641,000
Kindeva Drug Delivery L.P.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,660,091	15,362,567	15,151,138
Medbridge Holdings, LLC(4)	Healthcare & HCIT	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	458,742	435,821	458,742
Medbridge Holdings, LLC(1) (2)	Healthcare & HCIT	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	15,367,872	15,108,285	15,367,872
Medical Management Resource Group, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	—	(15,821)	(11,866)
Medical Management Resource Group, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(6,015)	(5,537)
Medical Management Resource Group, LLC(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	3,850,613	3,776,760	3,783,227
MedMark Services, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	2,175,411	2,106,921	2,105,126
MedMark Services, Inc.(1) (2)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	4,436,254	4,395,637	4,391,892
Millin Purchaser LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(11,782)	(12,247)
Millin Purchaser LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(51,545)	(53,582)
Millin Purchaser LLC(4) (5)	Healthcare & HCIT	Revolver	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(9,819)	(10,206)
Millin Purchaser LLC(1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	4,830,842	4,761,124	4,758,379
OMH-HealthEdge Holdings, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(5,861)	(2,294)
OMH-HealthEdge Holdings, LLC(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	2,143,505	2,103,337	2,132,787
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	3,699,295	3,642,231	3,680,799
Pace Health Companies, LLC(4) (5)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(3,316)	—
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,304,701	5,274,593	5,304,701
PAW Midco, Inc	Healthcare & HCIT	Term Loan	11.50% (11.50% PIK)	12/22/2031	5,328,115	5,168,684	5,168,271
Pinnacle Dermatology Management, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	—	(19,022)	(38,407)
Pinnacle Dermatology Management, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	12/08/2026	—	(13,264)	(6,721)
Pinnacle Dermatology Management, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,376,956	5,243,342	5,242,532
Pinnacle Treatment Centers, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	347,151	345,134	347,151
Pinnacle Treatment Centers, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,225)	—
Pinnacle Treatment Centers, Inc.(4) (5)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,808)	—
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	4,128,092	4,113,924	4,128,092

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	Delayed Draw Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	$1,554,536	$1,535,303	$1,511,786
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	2,138,823	2,115,584	2,080,006
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	547,119	539,255	532,073
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	3,416,629	3,371,987	3,322,672
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/09/2025	3,468,095	3,446,550	1,387,238
Redwood Family Care Network, Inc.(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	3,385,701	3,302,759	3,371,026
Redwood Family Care Network, Inc.(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	—	(10,545)	(1,472)
Redwood Family Care Network, Inc.(3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	6,736,256	6,615,591	6,719,416
Salisbury House, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	—	(8,365)	(6,725)
Salisbury House, LLC(1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	1,148,658	1,132,381	1,131,428
Salisbury House, LLC(1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,853,666	3,875,393
SCA Buyer, LLC(4)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	257,540	249,657	255,930
SCA Buyer, LLC(2)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	3,834,121	3,785,598	3,834,121
SIS Purchaser, Inc.(4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(16,352)	—
SIS Purchaser, Inc.(2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	2,430,305	2,391,057	2,430,305
SIS Purchaser, Inc.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,697,202	12,514,261	12,697,202
Smile Brands, Inc.(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	487,856	485,531	482,977
Smile Brands, Inc.(4)	Healthcare & HCIT	Revolver	6.75% (P + 3.50%; 1.75% Floor)	10/12/2025	13,899	12,969	11,351
Smile Brands, Inc.(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	1,606,770	1,598,701	1,590,702
Taconic Biosciences, Inc.(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/01/2026	4,733,001	4,649,471	4,685,671
The Center for Orthopedic and Research Excellence, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	299,344	285,084	294,993
The Center for Orthopedic and Research Excellence, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	1,153,201	1,147,274	1,147,435
The Center for Orthopedic and Research Excellence, Inc.(4) (9)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	310,739	303,248	307,287
The Center for Orthopedic and Research Excellence, Inc.(1) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	4,893,714	4,837,943	4,869,245
Activ Software Holdings, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(11,606)	(3,244)
Activ Software Holdings, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	8,070,237	7,925,881	8,029,885
Alphasense, Inc.(2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	645,972	640,161	642,742
Alphasense, Inc.(4) (5) (10)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	—	(7,625)	(4,362)
Alphasense, Inc.(3) (10)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	7,269,628	7,206,103	7,233,279
AMI US Holdings, Inc.(4)	Software & Tech Services	Revolver	5.35% (L + 5.25%)	04/01/2024	437,842	427,443	437,842
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/01/2025	8,090,225	7,993,780	8,090,225
Arrowstream Acquisition Co., Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(6,138)	(2,897)
Arrowstream Acquisition Co., Inc.(3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,801,878	3,834,121
Avetta, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	—	(3,802)	(1,236)
Avetta, LLC(1) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	3,220,374	3,175,362	3,212,323
Avetta, LLC(2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	6,836,841	6,722,844	6,819,748
Avetta, LLC(1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	4,239,624	4,196,267	4,229,025
Brightspot Buyer, Inc(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	—	(13,328)	(13,606)
Brightspot Buyer, Inc(2)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	5,215,571	5,113,388	5,111,260
BusinesSolver.com, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	—	(9,824)	(19,869)
BusinesSolver.com, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	7,379,963	7,306,983	7,306,163
Cybergrants Holdings, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(8,195)	(11,518)
Cybergrants Holdings, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(16,393)	(11,518)
Cybergrants Holdings, LLC(1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	11,747,857	11,580,502	11,630,378
Datacor, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(28,023)	—
Datacor, Inc.(4) (5)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(10,280)	(3,219)
Datacor, Inc.(1) (3)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	7,983,728	7,834,533	7,943,809
Degreed, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(5,693)	(3,478)
Degreed, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(2,169)	(3,134)
Degreed, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	2,782,788	2,759,481	2,761,917
Degreed, Inc.(1) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,097,775	5,114,376
Dispatch Track, LLC(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(2,716)	(755)
Dispatch Track, LLC(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,741,587	9,825,312
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	4.35% (L + 4.25%)	07/30/2025	3,326,513	3,317,966	3,318,197
Dude Solutions Holdings, Inc.(3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	3,853,725	3,779,486	3,815,188
Dude Solutions Holdings, Inc.(3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	530,072	519,517	524,771
EET Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	—	(13,485)	(13,816)
EET Buyer, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	6,907,937	6,773,088	6,769,778
EnterpriseDB Corporation(4) (5)	Software & Tech Services	Revolver	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	—	(12,616)	(2,532)
EnterpriseDB Corporation(1) (2)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	6,277,267	6,157,445	6,261,574
EnterpriseDB Corporation(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	7,964,621	7,874,000	7,944,709
EnterpriseDB Corporation(1) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	4,563,807	4,488,855	4,552,398
Exterro, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,032)	—
Exterro, Inc.(1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,732,506	5,809,123

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Exterro, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	$6,237,900	$6,148,977	$6,237,900
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,769,803	2,793,450
Faithlife, LLC(1) (2) (4)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	1,697,185	1,651,986	1,697,185
Faithlife, LLC(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	—	(4,165)	—
Faithlife, LLC(1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	728,853	717,940	728,853
Genesis Acquisition Co.(3)	Software & Tech Services	Revolver	4.13% (L + 4.00%)	07/31/2024	202,400	195,642	196,834
Genesis Acquisition Co.(1) (2)	Software & Tech Services	Term Loan	4.13% (L + 4.00%)	07/31/2024	1,374,959	1,362,298	1,337,148
Greenhouse Software, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(23,993)	(6,161)
Greenhouse Software, Inc.(2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,133,927	12,314,961
GS AcquisitionCo, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(3,243)	—
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	216,932	213,702	214,648
GS AcquisitionCo, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	8,708,367	8,658,965	8,664,825
Iodine Software, LLC(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	9,058,308	8,894,669	9,058,308
Iodine Software, LLC(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(22,107)	—
Iodine Software, LLC(1) (2)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	6,013,669	5,905,362	6,013,669
Kaseya, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	250,488	240,932	250,488
Kaseya, Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	553,854	550,163	553,854
Kaseya, Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	485,401	485,401	485,401
Kaseya, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 5.50%; 1.00% Floor)	05/02/2025	—	(2,163)	—
Kaseya, Inc.(1) (2)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	1,266,793	1,246,533	1,266,793
Kaseya, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	5,243,629	5,210,799	5,243,629
Mavenlink, Inc(4) (5)	Software & Tech Services	Revolver	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	—	(35,347)	(35,796)
Mavenlink, Inc(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	15,034,451	14,737,540	14,733,762
Ministry Brands, LLC(2)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	644,345	643,659	644,345
Ministry Brands, LLC(2)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,080,740	3,077,478	3,080,740
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(30,197)	—
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(15,493)	—
Moon Buyer, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	6,368,857	6,284,074	6,368,857
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	497,148	489,221	497,148
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	994,297	976,754	994,297
Netwrix Corporation And Concept Searching Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,380,166	1,350,432	1,380,166
Netwrix Corporation And Concept Searching Inc.(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	—	(3,553)	—
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,648,855	1,613,573	1,648,855
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	6,652,404	6,523,360	6,652,404
PerimeterX, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(18,332)	(10,754)
PerimeterX, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(5,880)	(6,988)
PerimeterX, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(2,178)	(2,795)
PerimeterX, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,842,516	2,818,385	2,814,091
Ranger Buyer Inc(4)	Software & Tech Services	Revolver	7.00% (L + 6.25%; 0.75% Floor)	11/18/2027	239,847	215,862	215,862
Ranger Buyer Inc(1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.25%; 0.75% Floor)	11/18/2028	14,390,790	14,102,974	14,102,974
Sauce Labs, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(18,064)	(24,034)
Sauce Labs, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(24,093)	(19,227)
Sauce Labs, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	5,127,286	5,024,740	5,050,376
SecureLink, Inc.(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	—	(4,950)	—
SecureLink, Inc.(1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	2,938,404	2,900,881	2,938,404
SecureLink, Inc.(1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	4,873,428	4,816,425	4,873,428
Sirsi Corporation(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(3,852)	(1,384)
Sirsi Corporation(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	7,326,840	7,272,820	7,308,523
Smartlinx Solutions, LLC(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(3,648)	(2,597)
Smartlinx Solutions, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,678,119	5,597,713	5,649,729
Streamsets, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(6,816)	(12,268)
Streamsets, Inc.(3)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,120,781	2,078,548	2,046,554
SugarCRM, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(2,407)	—
SugarCRM, Inc.(1) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,228,733	4,268,824
Sundance Group Holdings, Inc(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	—	(32,626)	(26,604)
Sundance Group Holdings, Inc(4)	Software & Tech Services	Revolver	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	425,670	399,558	404,387
Sundance Group Holdings, Inc(2) (3)	Software & Tech Services	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	11,824,177	11,606,577	11,646,815
Swiftpage, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(1,326)	(1,690)
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,446,093	2,432,907	2,427,747
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	225,154	223,434	223,465
Sysnet North America, Inc.	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	1,287,698	1,274,256	1,268,383
Sysnet North America, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	7,668,193	7,576,635	7,514,830
Telcor Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	—	(4,106)	(2,181)
Telcor Buyer, Inc.(1) (2)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	9,304,625	9,173,236	9,234,840
Telesoft Holdings, LLC(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	—	(8,939)	(2,984)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	$5,864,213	$5,774,460	$5,834,892
TRGRP, Inc.(4) (5)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(2,462)	—
TRGRP, Inc.(2)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,333,710	2,292,698	2,333,710
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,110,872	1,101,354	1,110,872
TRGRP, Inc.(2) (3)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,972,446	4,933,912	4,972,446
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/30/2027	690,794	690,794	690,794
Ungerboeck Systems International, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	322,391	318,018	322,391
Ungerboeck Systems International, LLC(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	—	(2,156)	—
Ungerboeck Systems International, LLC(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	2,717,277	2,680,448	2,717,277
Vectra AI, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(49,091)	(58,190)
Vectra AI, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(4,909)	(5,819)
Vectra AI, Inc.(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,188,883	3,177,155
Velocity Purchaser Corporation(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(728)	—
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	647,042	643,783	647,042
Velocity Purchaser Corporation(1) (2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,116,095	5,066,567	5,116,095
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,601,503	2,590,901	2,601,503
Veracross LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(16,659)	(16,688)
Veracross LLC(4) (5)	Software & Tech Services	Revolver	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(22,212)	(22,251)
Veracross LLC(3)	Software & Tech Services	Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	12,238,089	11,993,759	11,993,327
Dillon Logistics, Inc.(4) (11)	Transport & Logistics	Revolver	9.25% (P + 6.00%; 1.00% Floor)	12/11/2023	779,728	757,176	167,554
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	3,024,587	2,742,506	739,511
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	889,565	787,261	217,499

Total U.S. 1st Lien/Senior Secured Debt						833,353,917	834,232,033
2nd Lien/Junior Secured Debt—3.08%
Conterra Ultra Broadband Holdings, Inc.(1) (2)	Digital Infrastructure & Services	Term Loan	9.50% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,465,035	6,537,710
Brave Parent Holdings, Inc.(1)	Software & Tech Services	Term Loan	7.58% (L + 7.50%)	04/17/2026	1,230,107	1,212,535	1,230,107
Symplr Software, Inc.(1)	Software & Tech Services	Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,857,031	2,909,482

Total U.S. 2nd Lien/Junior Secured Debt						10,534,601	10,677,299

Total U.S. Corporate Debt						843,888,518	844,909,332
Canadian Corporate Debt—5.24%
1st Lien/Senior Secured Debt—5.24%
McNairn Holdings Ltd.(1) (10)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	809,967	804,385	757,319
Syntax Systems Ltd(1) (2) (10)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	8,862,389	8,774,869	8,773,765
Syntax Systems Ltd(4) (10)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.50%; 0.75% Floor)	10/29/2026	425,812	416,408	416,075
Syntax Systems Ltd(4) (5) (10)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(23,752)	(24,341)
Banneker V Acquisition, Inc.(2) (3) (10)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	7,177,672	7,054,712	7,177,672
Banneker V Acquisition, Inc.(4) (5) (10)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	—	(4,095)	—
Banneker V Acquisition, Inc.(2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	1,034,605	1,018,253	1,034,605

Total Canadian 1st Lien/Senior Secured Debt						18,040,780	18,135,095

Total Canadian Corporate Debt						18,040,780	18,135,095
United Kingdom Corporate Debt—2.03%
1st Lien/Senior Secured Debt—2.03%
GlobalWebIndex Inc.(3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	1,841,860	1,813,899	1,712,930
GlobalWebIndex Inc.(2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,361,193	5,332,185

Total United Kingdom 1st Lien/Senior Secured Debt						7,175,092	7,045,115

Total United Kingdom Corporate Debt						7,175,092	7,045,115

Portfolio Company	Class/Series	Industry			Shares	Cost	Fair Value
U.S. Preferred Stock—3.87%
Global Radar Holdings, LLC(12)	LLC Units	Business Services			125	$367,615	$549,041
Bowline Topco LLC(13) (14)	LLC Units	Energy			2,946,390	2,002,277	2,600,575
SBS Ultimate Holdings, LP(14)	Class A	Healthcare & HCIT			217,710	861,879	705,379
Concerto Health AI Solutions, LLC (14) (15)	Series B-1	Software & Tech Services			65,614	349,977	460,537
Streamsets, Inc.(14)	Series C-1	Software & Tech Services			109,518	295,512	301,406

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair Value
Alphasense, Inc.(10) (14)	Series C	Software & Tech Services	23,961	$369,843	$371,362
Datarobot, Inc.(14)	Series F	Software & Tech Services	6,715	88,248	117,326
Datarobot, Inc.(14)	Series E	Software & Tech Services	38,190	289,278	570,282
Degreed, Inc.(14)	Series D	Software & Tech Services	16,943	278,308	278,308
Degreed, Inc.(14)	Series C-1	Software & Tech Services	43,819	278,541	718,478
Heap, Inc.(14)	Series D	Software & Tech Services	17,425	147,443	147,527
Heap, Inc.(14)	Series C	Software & Tech Services	189,617	696,351	1,444,013
Mcafee(14) (16) (19)	Class A	Software & Tech Services	821,396	821,396	835,432
Netskope, Inc.(14)	Series G	Software & Tech Services	36,144	302,536	400,047
PerimeterX, Inc.(14)	Series D	Software & Tech Services	282,034	838,601	870,048
Phenom People, Inc.(14)	Series C	Software & Tech Services	35,055	220,610	552,848
Protoscale Rubrik, LLC (14)	Class B	Software & Tech Services	25,397	598,212	635,044
Symplr Software Intermediate Holdings, Inc.(14)	Series A	Software & Tech Services	1,196	1,160,532	1,718,402
Vectra AI, Inc(14)	Series F	Software & Tech Services	17,064	131,095	123,291

Total U.S. Preferred Stock				10,098,254	13,399,346
U.S. Common Stock—2.23%
Leeds FEG Investors, LLC(14)	Class A	Consumer Discretionary	320	$321,309	$290,338
Pacific Bells, LLC(14) (17)	LP Interests	Consumer Non-Cyclical	802,902	802,902	802,902
Freddy’s Frozen Custard, LLC(14) (31)	LP Interests	Consumer Non-Cyclical	72,483	72,483	108,415
Nestle Waters North America, Inc.(14) (18) (19)	LP Interests	Consumer Non-Cyclical	341,592	98,394	98,394
Avant Communications, LLC(14) (20)	Class A	Digital Infrastructure & Services	220,542	220,542	220,542
Avant Communications, LLC.(14) (20)	Class A Capital	Digital Infrastructure & Services	220,542	—	—
NEPCORE Parent Holdings, LLC(14)	Class A	Digital Infrastructure & Services	82	81,530	81,530
Neutral Connect, LLC(14) (21)	LLC Units	Digital Infrastructure & Services	396,513	439,931	439,931
Thrive Parent, LLC(14)	Class L	Digital Infrastructure & Services	100,219	263,195	307,955
Agape Care Group(14) (22)	LP Interests	Healthcare & HCIT	590,203	590,203	590,203
Health Platform Group, Inc.(14)	Earn Out	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition(10) (14)	Class B	Healthcare & HCIT	15,183	46	46
Healthcare Services Acquisition(10) (14) (23)	Class A	Healthcare & HCIT	28,158	281,580	279,891
INH Group Holdings, Inc.(14)	Class A	Healthcare & HCIT	484,552	$484,552	$315,872
Medical Management Resource Group, LLC(14) (24)	Class B	Healthcare & HCIT	34,492	34,492	34,321
Millin Purchaser LLC(14) (32)	Class A	Healthcare & HCIT	86,555	86,555	86,555
Redwood Family Care Network, Inc.(14)	Class A	Healthcare & HCIT	66	66,000	76,527
EnterpriseDB Corporation(14) (19) (33)	LLC Units	Software & Tech Services	417,813	417,813	1,282,685
American Safety Holdings Corp.(14) (25)	LP Interests	Software & Tech Services	167,509	190,658	270,241
Brightspot Holdco, LLC (14)	LLC Units	Software & Tech Services	433,207	433,207	433,207
Moon Topco L.P.(14)	Class A	Software & Tech Services	36	35,999	40,471
Ranger Lexipol Holdings, LLC(14)	Class A	Software & Tech Services	433	433,207	433,207
Ranger Lexipol Holdings, LLC(14)	Class B	Software & Tech Services	433	—	—
Samsara Networks, Inc.(10) (14) (23)	Class A	Software & Tech Services	33,451	369,998	940,308
Stripe, Inc.(14)	Class B	Software & Tech Services	4,158	166,854	163,472
Omni Logistics, LLC(19) (26)	LP Interests	Transport & Logistics	193,770	193,770	426,294

Total U.S. Common Stock				6,085,220	7,723,307
Canadian Common Stock—0.07%
Auvik Topco Holdings, Inc.(10) (14) (19) (27)	LP Interests	Software & Tech Services	244,920	244,920	244,920

Total Canadian Common Stock				244,920	244,920
U.S. Warrants—0.26%
Fuze, Inc., expire 04/26/2031(14)	Series A	Digital Infrastructure & Services	613,241	—	227,619

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Class/Series	Industry		Shares	Cost	Fair Value
Healthcare Services Acquisition, expire 12/31/2027(10) (14)	Class B	Healthcare & HCIT		14,079	$—	$—
Healthcare Services Acquisition, expire 12/31/2027(10) (14) (23)	Class A	Healthcare & HCIT		23,721	23,721	12,335
SBS Ultimate Holdings, LP, expire 09/18/2030(14)	Class A	Healthcare & HCIT		17,419	—	—
Alphasense, Inc., expire 05/29/2027(10) (14)	Series B	Software & Tech Services		38,346	35,185	206,363
Alphasense, Inc., expire 12/22/2027(10) (14)	Series C	Software & Tech Services		2,049	—	12,235
Degreed, Inc., expire 04/11/2028(14)	Series D	Software & Tech Services		7,624	—	38,358
Degreed, Inc., expire 05/31/2026(14)	Series C-1	Software & Tech Services		26,294	46,823	279,001
PerimeterX, Inc., expire 12/31/2031(14)	Series D	Software & Tech Services		10,850	7,595	7,595
Streamsets, Inc., expire 11/25/2027(14)	Series C-1	Software & Tech Services		23,382	16,367	15,965
Vectra AI, Inc., expire 03/18/2031(14)	Series F	Software & Tech Services		35,156	58,190	100,824

Total U.S. Warrants					187,881	900,295
United Kingdom Warrants—0.07%
GlobalWebIndex, Inc., expire 12/30/2027(14)	Preferred Units	Software & Tech Services		8,832	159,859	223,583

Total United Kingdom Warrants					159,859	223,583

TOTAL INVESTMENTS—257.77%(28)					$885,880,524	$892,580,993

Cash Equivalents—4.95%
U.S. Investment Companies—4.95%
Blackrock T Fund I(23) (29)	Money Market	Money Market Portfolio	0.01% (30)	17,156,786	$17,156,786	$17,156,786

Total U.S. Investment Companies					17,156,786	17,156,786

Total Cash Equivalents					17,156,786	17,156,786

LIABILITIES IN EXCESS OF OTHER ASSETS—(162.72%)						$(563,461,099)

NET ASSETS—100.00%						$346,276,680

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

March 31, 2022

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. At March 31, 2022, the Fund had total Capital Commitments of $515,060,614, of which 25% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

The Fund has established certain consolidated subsidiaries that are subject to U.S. federal and state corporate level income taxes to hold certain equity or equity-like investments in portfolio companies.

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

Consolidation

The Fund will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund consolidated the results of its wholly or substantially owned subsidiaries in its consolidated financial statements. The portion of net assets that is attributable to non-controlling interest in ABPCICE is presented as “Non-Controlling Interest in ABPCIC Equity Holdings, LLC”, a component of total equity, on the Fund’s consolidated statements of assets and liabilities. All intercompany balances and transactions have been eliminated in consolidation.

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

The Fund may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Fund on an ongoing basis. These fees and any other income are recognized as earned. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2022, the Fund had certain investments held in two portfolio companies on non-accrual status, which represented 0.81% and 0.21% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2021, the Fund had certain investments held in one portfolio company on non-accrual status, which represented 0.48% and 0.13% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2022 and 2021, the Fund accrued excise taxes of $0 and $0, respectively. As of March 31, 2022, and December 31, 2021, $0 and $0, respectively, of accrued excise taxes remained payable. For the three months ended March 31, 2022 and 2021, the Fund accrued income taxes of $308,827 and $0, respectively.

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

Certain of the Fund’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are optional and effective from March 12, 2020 through December 31, 2022. Management is currently evaluating whether to employ the optional expedients or exceptions in ASU 2020-04, and have not used the expedients or exceptions for the three months ended March 31, 2022.

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

On March 24, 2022, the Fund entered in to the second amended and restated investment advisory agreement (the “Second Amended and Restated Advisory Agreement”), replacing the Amended and Restated Advisory Agreement pursuant to which effective March 24, 2022 the base management fee shall be calculated at an annual rate of 1.375%. On March 24, 2022, the Fund and the Adviser also entered into a fee waiver letter pursuant to which the Adviser has agreed to waive a portion of the management fee in excess of the base management fee calculated at the reduced annual rate of 1.375% for the period January 1, 2022 through March 24, 2022.

For the three months ended March 31, 2022, the Fund incurred a management fee of $3,402,792, of which $283,566 was waived by the Adviser. For the three months ended March 31, 2021, the Fund incurred a management fee of $2,069,181, of which $183,001 was voluntarily waived by the Adviser. As of March 31, 2022, and December 31, 2021, $3,119,226 and $2,653,052, respectively, of accrued management fee remained payable.

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

For the three months ended March 31, 2022 and March 31, 2021, the Fund incurred income – based incentive fees of $1,931,939 and $641,062, respectively. As of March 31, 2022 and December 31, 2021, $1,931,939 and $1,377,288, respectively, of accrued income-based incentive fees remained payable.

The capital gains fee shall be determined and payable in arrears as of the end of each calendar year (or upon termination of this Agreement as set forth below), and will equal 20.0% of the Company’s aggregate cumulative realized capital gains, if any, from the date of the Company’s election to be regulated as a BDC through the end of each calendar year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation, less the aggregate amount of any previously paid capital gain Incentive Fees, with respect to each of the investments in the Company’s portfolio. The Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. The capital gains fee is not subject to any minimum return to stockholders. If such amount is negative, then no Capital Gains Fee will be payable for such year. In the event that this Agreement shall terminate as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

For the three months ended March 31, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $(546,733), which was not realized. There was no capital gains incentive fee under GAAP recognized for the three months ended March 31, 2021.

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

As of March 31, 2022, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	259,263	—	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.170%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%
March 31, 2022	—	—	—	9.483%	March 31, 2025	1.0%

Total	$4,874,139	$4,199,150	$674,989

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

For the three months ended March 31, 2022 and March 31, 2021, the Fund accrued $25,676 and $16,386, respectively, in transfer agent fees. As of March 31, 2022 and December 31, 2021, $25,676 and $23,019, respectively, of accrued transfer agent fees remained payable.

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

On July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., an affiliate of the Fund, as initial borrower, AB-Abbott Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to LIBOR Rate Loans, Adjusted LIBOR (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2022, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions. The 2021 HSBC Credit Agreement will mature on June 10, 2022.

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

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2022, the Fund is in compliance with these covenants.

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

On July 1, 2021, ABPCIC Funding III entered into an amendment to the Natixis Credit Agreement providing for, among other things, an upsize of the aggregate principal amount of the commitments under the Natixis Credit Agreement from $100,000,000 to $150,000,000. On November 5, 2021, pursuant to an amendment to Natixis Credit Agreement, the Fund increased the commitment of the existing lender by $75,000,000 from $150,000,000 to $225,000,000. On March 4, 2022, pursuant to Amendment No 4 to the Natixis Credit Agreement, ABPCIC Funding III increased the commitment by $25,000,000 from $225,000,000 to $250,000,000.

The Natixis Credit Facility provides for borrowings in an aggregate amount up to $250,000,000. Borrowings under the Natixis Credit Agreement will bear interest based on an annual adjusted SOFR for the relevant interest period plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 24, 2031 (or such later date mutually agreed to by ABPCIC Funding III and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under the Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of March 31, 2022 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$25,000,000	$25,000,000	$25,000,000
Synovus	200,000,000	163,300,000	36,700,000	163,300,000
Natixis	250,000,000	220,300,000	29,700,000	220,300,000

Total	$500,000,000	$408,600,000	$91,400,000	$408,600,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2021 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$40,000,000	$10,000,000	$40,000,000
Synovus	200,000,000	147,300,000	52,700,000	147,300,000
Natixis	225,000,000	193,300,000	31,700,000	193,300,000

Total	$475,000,000	$380,600,000	$94,400,000	$380,600,000

As of March 31, 2022 and December 31, 2021, deferred financing costs were $2,852,031 and $3,438,175, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of March 31, 2022 and December 31, 2021 were as follows:

March 31, 2022
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$177,866,208
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,953,165
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,910,693
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $20,661 and $399,273, respectively, as of March 31, 2022 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three months ended March 31, 2022, the Fund incurred collateral management fees of $456,498, which was voluntarily waived by the Adviser. For the three months ended March 31, 2021, the Fund incurred collateral management fees of $454,343, which were voluntarily waived by the Adviser.

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

As of March 31, 2022, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $5,360,494. As of December 31, 2021, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $10,228,115, with a maturity of less than thirty days.

Secured Borrowings outstanding as of March 31, 2022, were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
PAW Midco, Inc.	2/25/2022	35 days or less from trade date	1.03	$5,360,494

				$5,360,494

Secured Borrowings outstanding as of December 31, 2021, were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
PAW Midco, Inc.	12/28/2021	60 days or less from trade date	1.03	$5,328,115
Veracross LLC	12/28/2021	60 days or less from trade date	1.03	4,900,000

				$10,228,115

As of March 31, 2022 and December 31, 2021 total outstanding borrowings under the Revolving Credit Facilities, Notes, and Secured Borrowings were $626,690,560 and $603,282,719, respectively.

For the three months ended March 31, 2022 and March 31, 2021, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended March 31,
	2022	2021
Interest and borrowing expenses	$3,844,607	$2,069,551
Commitment fees	131,416	42,717
Amortization of discount, debt issuance and deferred financing costs	1,164,762	492,785

Total	$5,140,785	$2,605,053

Weighted average interest rate(1)	2.65%	2.52%
Average outstanding balance	$587,636,262	$333,224,679

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

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

The following tables summarize the valuation of the Fund’s investments as of March 31, 2022:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$27,552,318	$—	$—	$27,552,318

Total assets	$27,552,318	$—	$—	$27,552,318

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$912,966,725	$912,966,725
2nd Lien/Junior Secured Debt	—	—	10,867,145	10,867,145
Preferred Stock	—	—	14,807,019	14,807,019
Common Stock	915,103	—	6,530,433	7,445,536
Warrants	8,065	—	1,112,346	1,120,411

Total	$923,168	$—	$946,283,668	$947,206,836

Investments valued at NAV as a practical expedient#				2,979,068

Total assets#				$950,185,904

*	See consolidated schedule of investments for industry classifications.
#

Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2021:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$17,156,786	$—	$—	$17,156,786

Total assets	$17,156,786	$—	$—	$17,156,786

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$859,412,243	$859,412,243
2nd Lien/Junior Secured Debt	—	—	10,677,299	10,677,299
Preferred Stock	—	—	12,563,914	12,563,914
Common Stock	1,220,199	—	4,695,735	5,915,934
Warrants	12,335	—	1,111,543	1,123,878

Total	$1,232,534	$—	$888,460,734	$889,693,268

Investments valued at NAV as a practical expedient#				2,887,725

Total assets#				$892,580,993

*	See consolidated schedule of investments for industry classifications.
#

Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2022:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of December 31, 2021	$859,412,243	$10,677,299	$4,695,735	$12,563,914	$1,111,543	$888,460,734
Purchases (including PIK)	85,935,069	220,045	1,854,602	811,437	—	88,821,153
Sales and principal payments	(29,784,473)	—	(86,556)	—	(170,890)	(30,041,919)
Realized Gain (Loss)	649	—	—	—	170,890	171,539
Net Amortization of Premium/Discount	1,383,970	5,273	—	—	—	1,389,243
Transfers In	—	—	426,294	—	—	426,294
Transfers Out	—	—	(433,207)	—	—	(433,207)
Net Change in Unrealized Appreciation (Depreciation)	(3,980,733)	(35,472)	73,565	1,431,668	803	(2,510,169)

Balance as of March 31, 2022	$912,966,725	$10,867,145	$6,530,433	$14,807,019	$1,112,346	$946,283,668

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(1,488,016)	$(35,472)	$73,565	$1,431,668	$228,422	$210,167

For the three months ended March 31, 2022, amounts of $426,294 of Common Stock were transferred into Level 3 from Investments valued at NAV as a practical expedient due to the decreased transparency of the price inputs used in the valuation of these positions. Further amounts of $433,207 of Common Stock were transferred out of Level 3 but into no other level; these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2021:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of January 1, 2021	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255
Purchases (including PIK)	522,278,127	—	3,629,491	2,928,966	225,644	529,062,228
Sales and principal payments	(176,063,522)	(837,931)	(439,932)	(837,355)	—	(178,178,740)
Realized Gain (Loss)	(502,569)	—	157,444	192,020	(615,168)	(768,273)
Net Amortization of Premium/Discount	4,329,462	56,863	—	—	—	4,386,325
Transfers In	—	—	—	—	—	—
Transfers Out	(8,354,187)	—	(735,350)	—	(23,721)	(9,113,258)
Net Change in Unrealized Appreciation (Depreciation)	6,527,246	61,998	(291,183)	2,784,334	1,242,802	10,325,197

Balance as of March 31, 2022	$859,412,243	$10,677,299	$4,695,735	$12,563,914	$1,111,543	$888,460,734

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$5,536,736	$65,651	$(324,409)	$2,784,334	$639,140	$8,701,452

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2022 and December 31, 2021, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$838,056,558	Market Yield Analysis	Market Yield	5.8% - 16.2% (8.1%)	Decrease
	4,306,051	Market Approach	EBITDA Multiple	2.7x - 6.6x (3.5x)	Increase
	1,122,676	Liquidation Value	Asset Value	N/A	Increase
	69,481,440	Recent Purchase	Purchase Price	N/A	N/A

	Fair Value as of March 31, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
2nd Lien/Junior Secured Debt	10,867,145	Market Yield Analysis	Market Yield	9.3% - 10.7% (10.4%)	Decrease
Common Stock	4,111,898	Market Approach	EBITDA Multiple	9.0x - 18.5x (13.0x)	Increase
	155,301	Market Approach	Revenue Multiple	36.1x	Increase
	408,583	Market Approach	Network Cashflow Multiple	35.0x	Increase
	1,854,651	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	5,029,004	Market Approach	EBITDA Multiple	2.7x - 9.5x (4.3x)	Increase
	7,232,685	Market Approach	Revenue Multiple	4.5x - 18.1x (11.8x)	Increase
	1,737,384	Market Yield Analysis	Dividend Yield	13.1%	Increase
	807,946	Recent Purchase	Purchase Price	N/A	N/A
Warrants	1,112,346	Market Approach	Revenue Multiple	7.3x - 18.3x (14.5x)	Increase

Total Assets	$946,283,668

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$665,565,654	Market Yield Analysis	Market Yield	4.7% - 14.6% (7.7%)	Decrease
	4,888,622	Market Approach	EBITDA Multiple	3.5x - 7.7x (4.7x)	Increase
	1,124,564	Liquidation Value	Asset Value	N/A	Increase
	187,833,403	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,677,299	Market Yield Analysis	Market Yield	8.5% - 10.2% (9.7%)	Decrease
Common Stock	1,444,140	Market Approach	EBITDA Multiple	8.0x - 16.0x (13.1x)	Increase
	163,472	Market Approach	Revenue Multiple	36.1x	Increase
	439,931	Market Approach	Network Cashflow Multiple	37.5x	Increase
	2,648,192	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	3,854,995	Market Approach	EBITDA Multiple	3.5x - 10.0x (5.2x)	Increase
	6,990,517	Market Approach	Revenue Multiple	4.4x - 20.0x (12.9x)	Increase
	1,718,402	Market Yield Analysis	Dividend Yield	11.5%	Increase
Warrants	1,103,948	Market Approach	Revenue Multiple	1.9x - 18.0x (10.3x)	Increase
	7,595	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$888,460,734

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2022 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1 Senior Secured Notes	$177,866,208	$178,200,000	$—	$—	$178,200,000
Class A-2A Senior Secured Notes	24,953,165	25,000,000	—	—	25,000,000
Class A-2B Senior Secured Notes	9,910,693	9,950,000	—	—	9,950,000

Total	$212,730,066	$213,150,000	$—	$—	$213,150,000

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $20,661 and $399,273 as of March 31, 2022 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of March 31, 2022, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2022:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	7,191,076	(197,755)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(13,777)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(3,244)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	—
Airwavz Solutions, Inc	Delayed Draw Term Loan	03/31/2024	3,263,699	(32,637)
Airwavz Solutions, Inc	Revolver	03/31/2027	652,740	(11,423)
American Physician Partners, LLC	Revolver	07/21/2022	97,681	—
AMI US Holdings, Inc.	Revolver	04/01/2024	656,763	—
Analogic Corporation	Revolver	06/22/2023	61,111	(1,833)
AOM Acquisition, LLC.	Revolver	02/18/2027	1,218,605	(24,372)
Arrowstream Acquisition Co., Inc.	Delayed Draw Term Loan	08/17/2023	604,235	—
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	—

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Avant Communications, LLC	Revolver	11/30/2026	$566,910	$(9,921)
Avetta, LLC	Revolver	04/10/2024	494,396	(1,236)
BAART Programs, Inc.	Delayed Draw Term Loan	06/11/2023	3,190,661	(47,860)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	—
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	—
BEXP I OG, LLC	Revolver	01/25/2027	254,434	(5,089)
BEXP I OG, LLC	Term Loan	01/03/2023	1,781,035	(35,621)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/31/2023	3,887,472	(38,875)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/30/2022	907,180	(13,608)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(15,550)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(11,905)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	1,986,913	(24,836)
Captain D’s, Inc.	Revolver	12/15/2023	195,053	—
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2026	2,308,549	(17,314)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	12/31/2022	2,443,965	—
Coding Solutions Acquisition, Inc.	Revolver	12/31/2025	46,552	—
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	1,854,175	(4,636)
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	388,716	(3,887)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2024	834,415	(8,344)
Community Brands Parentco, LLC	Revolver	02/24/2028	417,208	(8,344)
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	3,799,263	(9,498)
Coretelligent Intermediate LLC	Revolver	10/21/2027	1,266,421	(12,664)
Cybergrants Holdings, LLC	Delayed Draw Term Loan	09/08/2023	3,419,390	(25,645)
Cybergrants Holdings, LLC	Revolver	09/08/2027	345,525	(5,183)
Datacor, Inc.	Delayed Draw Term Loan	03/31/2024	2,545,283	(12,726)
Datacor, Inc.	Revolver	12/29/2025	643,849	(3,219)
Degreed, Inc.	Delayed Draw Term Loan	03/24/2023	1,391,394	(6,957)
Degreed, Inc.	Revolver	05/31/2025	417,813	(4,178)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2022	1,053,759	(126,451)
Dillon Logistics, Inc.	Revolver	12/11/2023	30,562	(23,190)
Dispatch Track, LLC	Revolver	03/25/2026	301,930	—
EET Buyer, Inc.	Revolver	11/08/2027	690,794	(15,543)
Engage2Excel, Inc.	Revolver	03/07/2023	70,582	(706)
EnterpriseDB Corporation	Revolver	06/22/2026	1,012,902	(7,597)
EvolveIP, LLC	Revolver	06/07/2025	510,182	(3,827)
Exterro, Inc.	Revolver	05/31/2024	247,500	—
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	—
Faithlife, LLC	Revolver	09/18/2025	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	1,609,623	(64,385)
Firstdigital Communications LLC	Revolver	12/17/2026	1,586,726	(39,668)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	10/29/2023	384,278	(961)
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	(10,381)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	412,270	—
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	516,484	(5,165)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(5,408)
GHA Buyer, Inc.	Revolver	06/24/2025	760,861	(5,706)
Global Radar Holdings, LLC	Revolver	12/31/2025	116,379	—
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2022	1,841,860	36,837
Greenhouse Software, Inc.	Revolver	03/01/2027	1,232,251	(9,242)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	11/02/2023	1,344,054	(13,441)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	68,505	(1,370)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/23/2023	2,935,369	—
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/15/2023	1,087,739	(16,316)
Honor HN Buyer, Inc	Revolver	10/15/2027	304,093	(6,082)
Iodine Software, LLC	Revolver	05/19/2027	1,227,453	—
Kaseya, Inc.	Delayed Draw Term Loan	09/08/2023	286,272	—
Kaseya, Inc.	Revolver	05/02/2025	375,990	—
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	150,313	(4,885)
Krispy Krunchy Foods, L.L.C	Revolver	11/17/2027	974,884	(19,498)
Mathnasium LLC	Revolver	11/15/2027	565,781	(11,315)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Mavenlink, Inc.	Revolver	06/03/2027	$1,789,816	$(35,796)
MBS Holdings, Inc.	Revolver	04/16/2027	974,169	—
Medbridge Holdings, LLC	Revolver	12/23/2026	917,485	—
Medical Management Resource Group, LLC	Delayed Draw Term Loan	09/30/2023	1,582,075	(19,776)
Medical Management Resource Group, LLC	Revolver	09/30/2026	316,415	(7,119)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	06/22/2022	1,632,961	(16,330)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	10/22/2023	7,144,203	(71,442)
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(6,804)
Metametrics, Inc.	Revolver	09/10/2025	651,183	(1,628)
MMP Intermediate, LLC	Revolver	02/15/2027	552,880	(11,058)
Moon Buyer, Inc.	Delayed Draw Term Loan	10/21/2022	4,538,792	—
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	3,163,475	—
MSM Acquisitions, Inc.	Revolver	12/09/2026	885,095	(4,425)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	01/24/2024	1,208,470	(21,148)
MSP Global Holdings, Inc.	Revolver	01/24/2027	422,965	(7,402)
Mykaarma Acquisition LLC	Revolver	03/21/2028	593,215	(11,864)
Navigate360, LLC	Delayed Draw Term Loan	03/17/2024	1,812,705	(18,127)
Navigate360, LLC	Revolver	03/17/2027	604,235	(12,085)
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	—
NI Topco, Inc	Revolver	12/28/2026	549,052	(10,981)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(2,294)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	—
PerimeterX, Inc.	Delayed Draw Term Loan	07/01/2023	1,075,406	(16,131)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(10,482)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(4,193)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	08/16/2023	5,089,086	(25,445)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	1,536,273	(26,885)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	399,431	(10,985)
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	—
Ranger Buyer, Inc.	Revolver	11/18/2027	959,386	—
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	12/18/2022	2,484,335	(31,054)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(7,359)
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	789,253	(3,946)
Salisbury House, LLC	Revolver	08/30/2025	328,785	(8,220)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/12/2023	1,922,732	(14,420)
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(22,432)
SCA Buyer, LLC	Revolver	01/20/2026	386,309	(1,932)
SecureLink, Inc.	Revolver	10/01/2025	439,523	4,395
Single Digits, Inc.	Revolver	12/21/2023	416,149	(11,444)
Sirsi Corporation	Revolver	03/15/2024	553,741	(2,769)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(14,574)
Smartlinx Solutions, LLC	Revolver	03/04/2026	363,639	(2,727)
Smile Brands, Inc.	Revolver	10/12/2025	245,542	(1,842)
Spark DSO LLC	Delayed Draw Term Loan	02/09/2023	1,842,933	(9,215)
Spark DSO LLC	Revolver	04/19/2026	1,105,760	(16,587)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2023	3,960,391	(69,307)
Stratus Networks, Inc.	Revolver	12/15/2027	620,461	(10,858)
Streamsets, Inc.	Revolver	11/25/2024	350,524	7,010
SugarCRM, Inc.	Revolver	07/31/2024	310,244	(3,102)
Sundance Group Holdings, Inc	Delayed Draw Term Loan	07/02/2023	3,547,253	(53,209)
Sundance Group Holdings, Inc	Revolver	07/02/2027	1,087,824	(19,037)
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(5,633)
Syntax Systems Ltd	Delayed Draw Term Loan	10/29/2023	2,434,137	(24,342)
Syntax Systems Ltd	Revolver	10/29/2026	431,005	(4,310)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	08/13/2022	2,405,226	(6,013)
TA/WEG Holdings, LLC	Revolver	10/04/2027	285,937	(715)
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/25/2023	1,056,104	(18,482)
TBG Food Acquisition Corp	Revolver	12/25/2027	264,026	(4,620)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Telcor Buyer, Inc.	Revolver	08/20/2027	$290,770	$(4,362)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	—
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	10/01/2023	1,253,068	(15,664)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	03/31/2024	1,709,776	(17,098)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	276,213	(4,834)
Thrive Buyer, Inc.	Delayed Draw Term Loan	06/30/2023	2,102,670	(5,256)
Thrive Buyer, Inc.	Revolver	01/22/2027	1,109,722	(2,774)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	2,985,129	(37,314)
TRGRP, Inc.	Revolver	11/01/2023	333,333	—
Ungerboeck Systems International, LLC	Revolver	04/30/2027	161,196	—
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	1,093,174	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/18/2024	2,958,440	(14,792)
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	1,163,793	(32,004)
Vectra AI, Inc.	Revolver	03/18/2026	232,759	(6,401)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Veracross LLC	Delayed Draw Term Loan	12/28/2023	1,668,830	(16,688)
Veracross LLC	Revolver	12/28/2027	1,112,553	(22,251)

Total			$176,235,827	$(1,855,019)

The Fund had the following unfunded commitments by investment types as of December 31, 2021:

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	8,108,576	(162,172)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(7,873)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(3,244)
AEG Holding Company, Inc.	Revolver	11/20/2023	1,116,864	—
Alphasense, Inc.	Revolver	05/29/2024	872,355	(4,362)
American Physician Partners, LLC	Revolver	02/22/2022	97,681	—
AMI US Holdings, Inc.	Revolver	04/01/2024	656,763	—
Analogic Corporation	Revolver	06/22/2023	91,667	(2,979)
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	(2,897)
Avant Communications, LLC	Revolver	11/30/2026	566,910	(11,338)
Avetta, LLC	Revolver	04/10/2024	494,396	(1,236)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	—
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/31/2023	3,887,472	(77,749)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/30/2022	2,779,542	(55,591)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(15,550)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(13,606)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	1,986,913	(19,869)
Captain D’s, Inc.	Revolver	12/15/2023	195,053	—
Caregiver 2, Inc.	Delayed Draw Term Loan	03/10/2023	270,904	(4,741)
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2026	2,308,549	(34,628)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	12/31/2022	2,443,965	(18,330)
Coding Solutions Acquisition, Inc.	Revolver	12/31/2025	46,552	(349)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	1,854,175	—
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	388,716	(2,915)
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	3,799,263	—
Coretelligent Intermediate LLC	Revolver	10/21/2027	1,266,421	(18,996)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Cybergrants Holdings, LLC	Delayed Draw Term Loan	09/08/2023	$1,151,751	$(11,518)
Cybergrants Holdings, LLC	Revolver	09/08/2027	1,151,751	(11,518)
Datacor, Inc.	Delayed Draw Term Loan	10/26/2023	2,545,283	—
Datacor, Inc.	Revolver	12/20/2025	643,849	(3,219)
Degreed, Inc.	Delayed Draw Term Loan	03/24/2023	1,391,394	(3,478)
Degreed, Inc.	Revolver	05/31/2025	417,813	(3,134)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2022	1,053,759	(121,182)
Dillon Logistics, Inc.	Revolver	12/11/2023	30,562	(23,089)
Dispatch Track, LLC	Revolver	12/17/2026	301,930	(755)
EET Buyer, Inc.	Revolver	11/08/2027	690,794	(13,816)
Engage2Excel, Inc.	Revolver	03/07/2023	9,423	(94)
EnterpriseDB Corporation	Revolver	06/22/2026	1,012,902	(2,532)
EvolveIP, LLC	Revolver	06/07/2025	510,182	(2,551)
Exterro, Inc.	Revolver	05/31/2024	247,500	—
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	—
Faithlife, LLC	Revolver	09/18/2025	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2022	1,609,623	(64,385)
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	1,609,623	(64,385)
Fatbeam, LLC	Revolver	02/22/2026	386,309	(15,452)
Firstdigital Communications LLC	Revolver	12/17/2026	1,586,726	(31,735)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	10/29/2023	915,937	(6,870)
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	(12,976)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	412,270	—
Fuze, Inc.	Revolver	09/20/2024	1,111,471	29,436
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	567,862	(5,679)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(5,408)
GHA Buyer, Inc.	Revolver	06/24/2025	634,051	—
Global Radar Holdings, LLC	Revolver	12/31/2025	116,379	—
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2024	1,841,860	(64,465)
Greenhouse Software, Inc.	Revolver	03/01/2027	1,232,251	(6,161)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	11/02/2022	1,344,054	—
GS AcquisitionCo, Inc.	Revolver	05/22/2026	239,766	(1,199)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/23/2023	2,935,369	(16,438)
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/15/2023	1,659,616	(16,596)
Honor HN Buyer, Inc	Revolver	10/15/2027	304,093	(6,082)
Iodine Software, LLC	Revolver	05/19/2027	1,227,453	—
Kaseya, Inc.	Delayed Draw Term Loan	09/08/2023	345,912	—
Kaseya, Inc.	Revolver	05/02/2025	375,990	—
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	757,349	(24,614)
Krispy Krunchy Foods, L.L.C	Revolver	11/17/2027	974,884	(19,498)
Mathnasium LLC	Revolver	11/15/2027	565,781	(11,315)
Mavenlink, Inc	Revolver	06/03/2027	1,789,816	(35,796)
MBS Holdings, Inc.	Revolver	04/16/2027	974,169	(4,871)
Medbridge Holdings, LLC	Revolver	12/23/2026	917,485	—
Medical Management Resource Group, LLC	Delayed Draw Term Loan	09/30/2023	1,582,075	(11,866)
Medical Management Resource Group, LLC	Revolver	09/30/2026	316,415	(5,537)
MedMark Services, Inc.	Delayed Draw Term Loan	06/11/2023	4,853,121	(48,531)
Metametrics, Inc.	Revolver	09/10/2025	390,710	—
Millin Purchaser LLC	Delayed Draw Term Loan	02/22/2022	1,632,961	(12,247)
Millin Purchaser LLC	Delayed Draw Term Loan	10/22/2023	7,144,203	(53,582)
Millin Purchaser LLC	Revolver	10/22/2026	680,400	(10,206)
Moon Buyer, Inc.	Delayed Draw Term Loan	10/21/2022	4,538,792	—
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	3,199,307	—
MSM Acquisitions, Inc.	Revolver	12/09/2026	1,111,729	(5,559)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	03/23/2022	$1,103,804	$—
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	166,551	—
NI Topco, Inc	Revolver	12/28/2026	549,052	(12,354)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(2,294)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	—
PerimeterX, Inc.	Delayed Draw Term Loan	07/01/2023	1,075,406	(10,754)
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	698,833	(6,988)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	(2,795)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	1,536,273	(38,407)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	537,696	(6,721)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	234,363	—
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	292,954	—
Ranger Buyer Inc	Revolver	11/18/2027	959,386	(19,188)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	12/18/2022	2,484,335	(6,211)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(1,472)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/01/2027	789,253	—
Salisbury House, LLC	Revolver	08/30/2025	448,343	(6,725)
Saturn Borrower Inc	Delayed Draw Term Loan	12/15/2023	3,960,391	(79,208)
Saturn Borrower Inc	Revolver	12/15/2027	745,874	(14,918)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/12/2023	1,922,732	(24,034)
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(19,227)
SCA Buyer, LLC	Revolver	01/20/2026	386,309	(966)
SecureLink, Inc.	Revolver	10/01/2025	439,523	—
Single Digits, Inc.	Revolver	12/21/2023	416,149	(4,161)
Sirsi Corporation	Revolver	03/15/2024	553,741	(1,384)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	—
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(2,597)
Smile Brands, Inc.	Revolver	10/12/2025	240,909	(2,409)
Streamsets, Inc.	Revolver	11/25/2024	350,524	(12,268)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—
Sundance Group Holdings, Inc	Delayed Draw Term Loan	07/02/2023	3,547,253	(26,604)
Sundance Group Holdings, Inc	Revolver	07/02/2027	993,231	(14,898)
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(1,690)
Syntax Systems Ltd	Revolver	10/29/2026	547,843	(5,479)
Syntax Systems Ltd	Delayed Draw Term Loan	10/29/2023	2,434,137	(24,341)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	08/13/2022	2,962,646	—
TA/WEG Holdings, LLC	Revolver	10/04/2027	233,655	—
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/25/2023	1,056,104	(10,561)
TBG Food Acquisition Corp	Revolver	12/25/2027	264,026	(2,640)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(2,181)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(2,984)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	10/01/2023	1,441,028	(3,603)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	379,793	(1,899)
Thrive Buyer, Inc	Revolver	01/22/2027	1,109,722	(2,774)
Thrive Buyer, Inc.	Delayed Draw Term Loan	12/30/2023	3,625,292	(9,063)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	3,383,145	(33,831)
TRGRP, Inc.	Revolver	11/01/2023	333,333	—
Ungerboeck Systems International, LLC	Revolver	04/30/2027	161,196	—
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	1,093,174	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	2,327,586	(58,190)
Vectra AI, Inc.	Revolver	03/18/2026	232,759	(5,819)
Velocity Purchaser Corporation	Revolver	12/01/2022	193,237	—
Veracross LLC,	Delayed Draw Term Loan	12/28/2023	1,668,830	(16,688)

Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Veracross LLC,	Revolver	12/28/2027	$1,112,554	$(22,251)

Total			$164,163,963	$(1,707,905)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At March 31, 2022 the Fund had total Capital Commitments of $515,060,614, of which 25% is unfunded. At December 31, 2021, the Fund had total Capital Commitments of $471,572,464, of which 25% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2022 and March 31, 2021:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
Quarter Ended	Shares	Amount	Shares	Amount
March 31	3,095,246	$30,684,000	4,001,981	$37,708,999

Total capital drawdowns	3,095,246	$30,684,000	4,001,981	$37,708,999

Distributions

The following tables reflect the distributions declared on Shares during the three months ended March 31, 2022 and March 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2022	3/29/2022	4/28/2022	$0.25	$9,709,845

				$9,709,845

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2021	3/29/2021	4/28/2021	$0.16	$4,358,022

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

The following tables summarize Shares distributed pursuant to the DRIP during the three months ended March 31, 2022 and March 31, 2021 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2022	3/29/2022	3/31/2022	526,163	$5,101,704

			526,163	$5,101,704

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2021	3/29/2021	3/31/2021	229,904	$2,167,568

			229,904	$2,167,568

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

On February 25, 2022, the Fund commenced a General Tender (the “Q1 2022 Tender Offer”) for up to 795,163.70 Shares (the “Q1 2022 Tender Offer Cap”) tendered prior to March 31, 2022. Stockholders who tendered Shares in the Q1 2022 Tender Offer received, at the expiration of the Q1 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the Purchase Price. The Purchase Price for the Q1 2022 Tender Offer was $9.70 per Share and the Q1 2022 Tender Offer expired on March 31, 2022.

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

The following table summarizes Shares purchased during the three months ended March 31, 2022:

Quarter Ended	Payment Date	Shares	Dollar Amount
March 31	May 10, 2022	420,864	$4,081,370

The following table summarizes Shares purchased during the three months ended March 31, 2021:

Quarter Ended	Payment Date	Shares	Dollar Amount
March 31	May 6, 2021	1,173,288	$11,061,881

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three months ended March 31, 2022 and March 31, 2021:

	For the three months ended March 31,
	2022	2021
Net increase (decrease) in net assets from operations	$5,511,700	$6,171,513
Weighted average common shares outstanding	36,411,259	26,432,156
Earnings per common share-basic and diluted	$0.15	$0.23

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the three months ended March 31, 2022 and March 31, 2021:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Per Share Data:(1)(2)
Net asset value, beginning of period	$9.80	$9.35
Net investment income (loss)	0.23	0.16
Net realized and unrealized gains (losses) on investments	(0.08)	0.08

Net increase (decrease) in net assets resulting from operations	0.15	0.24

Distributions to stockholders(3)	(0.25)	(0.16)

Net asset value, end of period	$9.70	$9.43
Shares outstanding, end of period	38,544,494	26,833,819
Total return at net asset value before incentive fees(4)(5)	1.95%	2.73%
Total return at net asset value after incentive fees(4)(5)	1.57%	2.49%

Ratio/Supplemental Data:(2)
Net assets, end of period	$373,766,108	$252,987,809
Ratio of total expenses to weighted average net assets(6)	11.81%	10.11%
Ratio of net expenses to weighted average net assets(6)(7)	11.17%	9.30%
Ratio of net investment income (loss) before waivers to weighted average net assets(6)	10.37%	8.42%
Ratio of net investment income (loss) after waivers to weighted average net assets(6)(7)	11.01%	9.23%
Ratio of interest and credit facility expenses to weighted average net assets(6)	5.79%	4.45%
Ratio of incentive fees to weighted average net assets(5)	0.38%	0.27%
Portfolio turnover rate(5)	3.26%	4.23%
Asset coverage ratio(8)	160%	170%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)

For the three months ended March 31, 2022 and March 31, 2021, the Adviser voluntarily waived collateral management fees. Additionally, the Adviser received reimbursement payments from the Fund as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the voluntary waived expenses of 0.51% and 1.09% for the three months ended March 31, 2022 and March 31, 2021, respectively.

(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than below.

The CLO VI indenture was refinanced under terms of the first supplemental indenture dated April 28, 2022 among the Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes under the indenture dated August 9, 2019 in the amount of $300,500,000 were paid off. The Issuer issued new notes as listed below, and collectively, the “CLO VI Notes”.

Note	Type	Principal Amount	Interest Rate
Class A-1-R	Senior Secured Floating Rate	$98,250,000	S + 1.83%
Class A-1-L	Senior Secured Floating Rate	$75,000,000	S + 1.83%
Class A-1-F	Senior Secured Fixed Rate	$30,000,000	4.305%
Class A-2-R	Senior Secured Deferrable Floating Rate	$43,500,000	S + 2.25%
Class B-R	Senior Secured Deferrable Floating Rate	$19,250,000	S + 3.10%
Class C-R	Senior Secured Deferrable Floating Rate	$20,125,000	S + 4.15%
Subordinated Notes		$61,320,000	N/A

		$347,445,000

The CLO VI indenture provides that the holders of the CLO VI Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year, commencing in July 2022. The CLO VI Notes will mature on April 27, 2034.

On April 21, 2022, the Fund called capital of $39,550,987 from its investors due May 2, 2022.

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

Effects of COVID-19 on the Fund’s Results of Operations

The rapid spread of COVID-19, a novel strain of coronavirus causing respiratory illness (“COVID-19”) resulted in temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world beginning in late 2019. The COVID-19 pandemic since has had a significant impact on the global economy as the follow-on effects of positive case counts and subsequent, mandated quarantine periods interrupted or slowed supply chains worldwide among other consequences. Businesses largely have reopened aided by the continued administration of vaccines, ‘herd immunity’ and individuals’ increasing comfort with living with the risk of the illness. The ultimate extent of the impact of the COVID-19 outbreak on the global economy and the financial performance of the Fund’s current and future investments will continue to depend on future developments, including the duration and spread of the virus, any related advisories and restrictions, and secondary impacts of the business disruptions, all of which are highly uncertain and cannot be predicted. Adverse impacts on the Fund’s investments may have a material adverse impact on the Fund’s future net investment income, the fair value of the Fund’s portfolio investments, the Fund’s financial condition and results of operations and the financial condition of the Fund’s portfolio companies.

As of March 31, 2022, the Fund was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Fund was not in default of any of the covenants under the Revolving Credit Facilities as of March 31, 2022. However, any increase in unrealized depreciation of the Fund’s investment portfolio or further significant reductions in the Fund’s net asset value as a result of the effects of the COVID-19 pandemic or otherwise may increase the risk of breaching the relevant covenants and requirements.

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

Effects of Geopolitical Events and Economic Policy on the Fund’s Results of Operation

Various social and geopolitical factors in the United States and around the world, such as ongoing trade tensions between the U.S. and China or the Russia-Ukraine conflict, may give rise to increased macroeconomic volatility and uncertainty. The Adviser does not believe the current macroeconomic factors have a direct material impact on the Fund’s investments, although the Fund’s investments may be at-risk of indirect impacts such as supply chain disruptions, inflationary pressures, or other related factors.

The U.S. Federal Reserve and other central banks recently have raised certain interest rates and have guided to further increases. As a result, base rates (e.g., LIBOR, SOFR) on which the Fund’s loans are anchored have risen. An increase in base rates to levels that exceed the base rate floors, which are prevalent in most loans, will increase the interest cost to existing borrowers and consequently, the Fund’s gross investment income. However, in the event of continued rate increases above the base rate floor, borrowers may be challenged to service the regular interest burden on the loans.

Inflation may adversely affect the Fund’s investments in a number of ways. Certain of the Fund’s portfolio companies are in Inflation may adversely affect the Fund’s investments in a number of ways. Certain of the Fund’s portfolio companies are in industries that may be impacted by inflationary pressures on the cost of goods or services. If such portfolio companies are unable to pass along cost increases to their customers or effect offsetting cost savings, the incremental costs related to inflation could adversely affect their earnings and ultimately their ability to pay interest and principal on the Fund’s loans. This dynamic may be further exacerbated with an increase in interest rates rise in response to the inflation. Any fundamental impact to the Fund’s portfolio companies due to inflation or rising rates could adversely impact the fair value of those investments, thereby potentially resulting in future realized or unrealized losses.

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
Investments in Portfolio Companies	$(74,262,180	)(1)	$(64,356,307	)(2)
Draw Downs against Revolvers and Delayed Draw Term Loans	(13,964,576)		(5,881,161)
Principal Repayments	27,485,721	(3)	15,637,321	(4)
Sales	2,387,617		7,921,954

Net Repayments (Investments)	$(58,353,418)		$(46,678,193)

(1)	Includes investments in 22 portfolio companies.
(2)	Includes investments in 12 portfolio companies.
(3)	Includes $1,699,247 in revolver and delayed draw term paydowns.
(4)	Includes $1,348,999 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2022:

	As of March 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$916,105,004	90.91%	$912,966,725	90.26%	6.91%
Second Lien Junior Secured Debt	10,759,919	1.07	10,867,145	1.07	9.19%
Preferred Stock	10,909,691	1.08	15,642,451	1.55	—
Common Stock	8,269,076	0.82	9,589,172	0.95	—
Warrants	347,740	0.03	1,120,411	0.11	—
Cash and cash equivalents	61,344,800	6.09	61,344,800	6.06	—

Total	$1,007,736,230	100%	$1,011,530,704	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$858,569,789	91.30%	$859,412,243	90.75%	6.87%
Second Lien Junior Secured Debt	10,534,601	1.12	10,677,299	1.13	9.04%
Preferred Stock	10,098,254	1.07	13,399,346	1.41	—
Common Stock	6,330,140	0.67	7,968,227	0.84	—
Warrants	347,740	0.04	1,123,878	0.12	—
Cash and cash equivalents	54,489,043	5.80	54,489,043	5.75	—

Total	$940,369,567	100%	$947,070,036	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Number of portfolio companies	165	151
Percentage of debt bearing a floating rate(1)	100.00%	100.00%
Percentage of debt bearing a fixed rate(1)	0.00%	0.00%

(1)	Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of March 31, 2022:

	As of March 31, 2022
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$919,170,386	99.17%	$921,846,399	99.78%
Non-accrual	7,694,537	0.83%	1,987,471	0.22%

Total	$926,864,923	100%	$923,833,870	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$864,817,447	99.52%	$868,964,978	99.87%
Non-accrual	4,286,943	0.48%	1,124,564	0.13%

Total	$869,104,390	100%	$870,089,542	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of March 31, 2022 the Fund had four investments, across two issuers, that were on non-accrual status. As of December 31, 2021, the Fund had three investments, with one issuer, that were on non-accrual status.

The following table shows the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of March 31, 2022 and December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of March 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$63,838,923	6.75%	$64,381,613	6.78%
Consumer Discretionary	8,705,700	0.92	8,684,320	0.91
Consumer Non-Cyclical	57,485,928	6.07	56,831,245	5.98
Digital Infrastructure & Services	150,830,925	15.94	150,989,660	15.89
Energy	12,734,162	1.35	14,649,000	1.54
Financials	30,433,869	3.22	30,568,123	3.22
Healthcare & HCIT	226,307,861	23.91	222,977,055	23.47
Software & Tech Services	391,574,116	41.37	399,549,731	42.05
Transport & Logistics	4,479,946	0.47	1,555,157	0.16

	$946,391,430	100%	$950,185,904	100%

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$62,680,825	7.08%	$63,308,037	7.09%
Consumer Discretionary	8,853,961	1.00	8,896,144	1.00
Consumer Non-Cyclical	49,444,346	5.58	49,124,299	5.50
Digital Infrastructure & Services	144,135,884	16.27	147,187,636	16.49
Energy	9,634,235	1.09	10,335,624	1.16
Financial Services	28,629,622	3.23	28,663,648	3.21
Healthcare & HCIT	204,484,590	23.08	202,451,176	22.68
Software & Tech Services	373,536,348	42.17	381,063,571	42.69
Transport & Logistics	4,480,713	0.50	1,550,858	0.18

	$885,880,524	100%	$892,580,993	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Total investment income	$19,687,437	$10,859,760
Total expenses	11,614,038	6,858,084

Reimbursement payments to Adviser	259,263	280,779
Waived collateral management fees	(456,498)	(454,343)
Waived management fees	(283,566)	(183,001)

Net investment income before taxes	8,554,200	4,358,241
Income tax expense, including excise tax	308,827	—

Net investment income after tax	8,245,373	4,358,241
Net realized and change in unrealized appreciation (depreciation) on investments	(2,733,663)	1,813,079

Net increase in net assets resulting from operations	$5,511,710	$6,171,320
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$10	$(193)

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$5,511,700	$6,171,513

Investment Income

During the three months ended March 31, 2022, the Fund’s investment income was comprised of $19,084,451 of interest income, which includes $1,390,757 from the net amortization of premium and accretion of discounts, $594,399 of payment-in-kind interest, and $8,587 of dividend income. The increase in net investment income during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, can primarily be attributed to an increase in gross assets.

During the three months ended March 31, 2021, the Fund’s investment income was comprised of $10,484,277 of interest income, which includes $788,271 from the net amortization of premium and accretion of discounts, and $375,483 of payment-in-kind interest.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Interest and borrowing expenses	$5,140,785	$2,605,053
Management fees	3,402,792	2,069,181
Income-based incentive fee	1,931,939	641,062
Professional fees	476,980	549,052
Collateral management fees	456,498	454,343
Administration and custodian fees	223,237	163,051
Insurance expenses	153,239	146,334
Directors’ fees	50,000	50,000

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Transfer agent fees	25,676	16,386
Capital gains incentive fee	(546,733)	—
Other expenses	299,625	163,622

Total expenses	11,614,038	6,858,084
Reimbursement payments to Adviser	259,263	280,779
Waived collateral management fees	(456,498)	(454,343)
Waived management fees	(283,566)	(183,001)
Income tax expense, including excise tax	308,827	—

Net expenses	$11,442,064	$6,501,519

Interest and Borrowing Expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction. As of March 31, 2022, there were outstanding balances of $25,000,000, $163,300,000 and $220,300,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility and the Natixis Credit Facility, respectively, and an outstanding balance of $5,360,494 in Secured Borrowings.

As of December 31, 2021, there were outstanding balances of $40,000,000, $147,300,000, and $193,300,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility, and the Natixis Credit Facility, respectively, and an outstanding balance of $10,228,115 in Secured Borrowings.

The outstanding amount on the Notes is $212,730,066, net of unamortized discount and debt issuance costs as of March 31, 2022. The outstanding amount on the Notes was $212,454,604, net of unamortized discount and debt issuance costs as of December 31, 2021.

Interest and borrowing expenses for the three months ended March 31, 2022 and March 31, 2021 were $5,140,785 and $2,605,053, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 2.65% and 2.52% for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in interest and borrowing expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 can primarily be attributed to an increase in debt outstanding and interest rates.

Management Fee

The gross management fee expenses for the three months ended March 31, 2022 and March 31, 2021 were $3,402,792 and $2,069,181, respectively. The increase in the management fee for the three months ended March 31, 2022 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the three months ended March 31, 2022 and March 31, 2021, the Adviser waived management fees of $283,566 and $183,001, respectively.

Fund Expenses

For the three months ended March 31, 2022, the Fund incurred $11,614,038 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, collateral management fees, transfer agent fees, and other expenses. Additionally, $259,263 was reimbursed by the Fund to the Adviser and its affiliates. Further, $283,566 of management fees and $456,498 of collateral management fees were waived by the Adviser. The Fund incurred $308,827 of tax expense.

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

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2022, the Fund had principal repayments and sales which resulted in $172,332 of net realized gain.

During the three months ended March 31, 2021, the Fund had principal repayments and sales which resulted in $59,470 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2022, the Fund had $2,905,995 in net change in unrealized depreciation on $946,391,430 of investments in 165 portfolio companies. Net change in unrealized depreciation for the three months ended March 31, 2022, resulted from a broad portfolio decline due to a decline in loan market secondary prices and widening primary issue credit spreads as well as a reclass of prior unrealized gain to investment income from a large prepayment fee on one investment. This depreciation was partially offset by gains on debt and equity positions marked up due to company performance or expectation of near-term repayment at par.

During the three months ended March 31, 2021, the Fund had $1,753,609 in net change in unrealized appreciation on $587,129,877 of investments in 121 portfolio companies. Unrealized appreciation for the three months ended March 31, 2021, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2022 and 2021, the net increase in net assets resulting from operations was $5,511,700 and $6,171,513, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2022 and 2021, the Fund’s per share net increase in net assets resulting from operations was $0.15 and $0.23, respectively.

Cash Flows

For the three months ended March 31, 2022, cash increased by $6,855,757. During the same period, the Fund used $59,973,005 in operating activities, primarily as a result of net purchases of investments. During the three months ended March 31, 2022, the Fund generated $66,828,762 from financing activities, primarily from issuance of common stock, and net borrowings on the Revolving Credit Facilities.

For the three months ended March 31, 2021, cash increased by $28,479,861. During the same period, the Fund used $39,889,032 in operating activities, primarily as a result of net purchases of investments. During the three months ended March 31, 2021, the Fund generated $68,368,893 from financing activities, primarily from issuance of common stock and net borrowings on the Revolving Credit Facility.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the three months ended March 31, 2022 and March 31, 2021, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At March 31, 2022, and December 31, 2021, the Fund had $61,344,800 and $54,489,043 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of March 31, 2022, taken together with the Fund’s uncalled Capital Commitments of $129,623,483 and $25,000,000 undrawn amount on the 2021 HSBC Credit Facility, $36,700,000 undrawn amount on the Synovus Credit Facility and $29,700,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of March 31, 2022, the Fund has unfunded commitments to fund future investments in the amount of $176,235,827, and contractual obligations in the form of Revolving Credit Facilities of $408,600,000 and Notes of $212,730,066.

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of March 31, 2022, the Fund received Capital Commitments of $515,060,614. Inception to March 31, 2022, the Fund received Capital Contributions to the Fund of $385,437,131. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

On February 25, 2022, the Fund commenced the Q1 2022 Tender Offer for up to 795,163.70 Shares. The Purchase Price for the Q1 2022 Tender Offer was $9.70 per Share and the Q1 2022 Tender Offer expired on March 31, 2022.

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

Stockholders who tendered Shares in the Q1 2022 Tender Offer and Q1 2021 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Capital Commitments	$50,603,350	$18,824,108
Capital Commitments rescinded due to participation in General Tender Program	$7,115,200	$9,797,000
Dividend reinvestments	$5,101,704	$2,167,568
Shares issued to investors under DRIP	526,163	229,904
Value of capital drawdown notices	$30,684,000	$37,708,999
Shares issued to investors under capital drawdown notices	3,095,246	4,001,981
Value of Shares purchased in General Tender Program	$4,081,370	$11,061,881
Shares purchased in General Tender Offer	420,864	1,173,288

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2022	March 29, 2022	April 28, 2022	$0.25	$9,709,845

Total distributions declared			$0.25	$9,709,845

The following table summarizes distributions declared during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2021	March 29, 2021	April 28, 2021	$0.16	$4,358,022

Total distributions declared			$0.16	$4,358,022

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the three months ended March 31, 2022, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the three months ended March 31, 2022, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that becomes a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of March 31, 2022, the Fund had $25,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2021, the Fund had $40,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of March 31, 2022, the Fund had $163,300,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2021, the Fud had $147,300,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the Natixis Credit Facility. In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the Natixis Credit Agreement, (ii) the Natixis Account Control Agreement, (iii) the Natixis Collateral Management Agreement, (iv) the Natixis Collateral Administration Agreement and (v) the Natixis Transfer Agreement. On March 4, 2022, pursuant to Amendment No 4 to the Natixis Credit Agreement, ABPCIC Funding III increased the commitment by $25,000,000 from $225,000,000 to $250,000,000. As of March 31, 2022, the Fund had $220,300,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2021, the Fund had $193,300,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $5,360,494 and $10,228,115 as of March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022, and December 31, 2021, the Fund had total senior securities of $627,110,494 and $603,978,115, respectively, consisting of borrowings under the Revolving Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 160% and 157%, respectively.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2022, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(687,052)	$(2,177,896)	$1,490,844
Up 100 basis points	8,655,872	5,139,405	3,516,467
Up 200 basis points	18,079,727	11,007,405	7,072,321
Up 300 basis points	27,503,581	16,875,405	10,628,176

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three months ended March 31, 2022, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of March 31, 2022 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2022.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of March 31, 2022(1)	(33.4)%	(19.7)%	(6.1)%	7.6%	21.3%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(37.0)%	(22.0)%	(7.0)%	8.0%	23.0%

(1)	Assumes $1,020.9 million in total portfolio assets, $647.1 million in debt outstanding, $373.8 million in net assets, and an average cost of funds of 3.5%. Actual interest payments may be different.
(2)	Assumes $1,020.9 million in total portfolio assets, $680.6 million in debt outstanding, $340.3 million in net assets, and an average cost of funds of 3.5%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Fourth Amendment to Credit Agreement, dated as of March 7, 2022, among ABPCIC Funding III LLC, as borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 11, 2022).

10.2	Second Amended and Restated Investment Advisory Agreement, dated as of March 24, 2022, by and between AB Private Credit Investors Corporation and AB Private Credit Investors LLC (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 25, 2022).

10.3	Fee Waiver Letter Delivered to AB Private Credit Investors Corporation by AB Private Credit Investors LLC, dated March 24, 2022 (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 25, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: May 16, 2022	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)