Form 10-Q
period 2022-06-30
AB Private Credit Investors Corp
filed 2022-08-15
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 43,767,357,480 shares of common stock, $0.01 par value per share, outstanding as of August 15, 2022.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

Item 1.	Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of June 30, 2022 (Unaudited)	As of December 31, 2021
Assets
Investments, at fair value (amortized cost of $1,027,727,319 and $885,880,524, respectively)	$1,029,690,652	$892,580,993
Cash and cash equivalents	60,656,417	54,489,043
Interest receivable	7,697,305	3,221,620
Receivable for fund shares	2,739,526	22,528,538
Deferred financing costs	1,948,772	3,438,175
Receivable for investments sold	430,520	938,678
Prepaid expenses	—	256,534
Prepaid directors’ fee	37,156	63,025

Total assets	$1,103,200,348	$977,516,606

Liabilities
Credit facility payable	$402,100,000	$380,600,000
Notes payable (net of unamortized discount of $451,950 and $21,813, respectively, and debt issuance costs of $1,496,654 and $673,583, respectively)	244,801,396	212,454,604
Secured borrowings	6,092,153	10,228,115
Payable for Fund shares repurchased	5,990,765	4,736,139
Interest and borrowing expenses payable	4,221,014	2,866,844
Management fees payable	3,391,227	2,653,052
Incentive fee payable	3,382,152	2,660,332
Distribution payable	3,089,764	2,340,900
Administrator and custodian fees payable	815,048	506,871
Miscellaneous payable	694,625	200,000
Payable to Adviser	661,691	1,680,410
Professional fees payable	606,709	597,318
Accrued expenses and other liabilities	105,169	—
Payable for investments purchased	55,077	9,692,322
Transfer agent fees payable	29,841	23,019

Total liabilities	$676,036,631	$631,239,926

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 44,047,129 and 35,343,949 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	440,471	353,440
Paid-in capital in excess of par value	424,682,511	339,292,017
Distributable earnings (accumulated loss)	2,010,083	6,614,462

Total net assets of AB Private Credit Investors Corporation	$427,133,065	$346,259,919

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$30,652	$16,761

Total net assets	$427,163,717	$346,276,680

Total liabilities and net assets	$1,103,200,348	$977,516,606

Net asset value per share of AB Private Credit Investors Corporation	$9.70	$9.80

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Investment Income:
Interest income, net of amortization/accretion	$19,314,117	$12,069,303	$38,398,568	$22,553,580
Payment-in-kind interest	605,426	330,125	1,199,825	705,608
Dividend income	17,027	—	25,614	—

Total investment income	19,936,570	12,399,428	39,624,007	23,259,188

Expenses:
Interest and borrowing expenses	7,046,218	3,262,203	12,187,003	5,867,256
Management fees	3,391,227	2,365,977	6,794,019	4,435,158
Income-based incentive fee	951,206	755,421	2,883,145	1,396,483
Professional fees	339,678	514,671	816,658	1,063,723
Collateral management fees	131,978	459,915	588,476	914,258
Administration and custodian fees	245,103	177,836	468,340	340,887
Insurance expenses	155,509	189,522	308,748	335,856
Directors’ fees	50,000	50,000	100,000	100,000
Transfer agent fees	29,841	19,349	55,517	35,735
Capital gains incentive fee	(237,304)	—	(784,037)	—
Other expenses	331,513	246,005	631,138	409,627

Total expenses	12,434,969	8,040,899	24,049,007	14,898,983
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	—	461,334	259,263	742,113
Waived collateral management fees	(131,978)	(459,915)	(588,476)	(914,258)
Waived management fees	—	(198,234)	(283,566)	(381,235)

Net expenses	12,302,991	7,844,084	23,436,228	14,345,603

Net investment income before taxes	7,633,579	4,555,344	16,187,779	8,913,585

Income tax expense, including excise tax	258,256	—	567,083	—

Net investment income after tax	7,375,323	4,555,344	15,620,696	8,913,585

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	644,621	(445,535)	816,953	(386,065)
Net change in unrealized appreciation (depreciation) on investments	(1,831,141)	6,562,472	(4,737,136)	8,316,081

Net realized and change in unrealized gains (losses) on investment transactions	(1,186,520)	6,116,937	(3,920,183)	7,930,016

Net increase in net assets resulting from operations	$6,188,803	$10,672,281	$11,700,513	$16,843,601

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$4,545	$205	$4,555	$12

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$6,184,258	$10,672,076	$11,695,958	$16,843,589

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.18	$0.17	$0.40	$0.33
Earnings per share (basic and diluted):	$0.15	$0.39	$0.30	$0.63
Weighted average shares outstanding:	41,885,326	27,381,626	39,180,515	26,909,514

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2022	38,544,494	$385,445	$370,964,346	$2,416,317	$24,762	$373,790,870
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,375,517	(194)	7,375,323
Net realized gain (loss) on investments	—	—	—	644,621	—	644,621
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,835,880)	4,739	(1,831,141)
Capital transactions:
Issuance of common stock	5,759,395	57,594	56,205,634	—	—	56,263,228
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	1,345	1,345
Issuance of common shares pursuant to distribution reinvestment plan	360,978	3,609	3,497,119	—	—	3,500,728
Repurchase of common stock	(617,738)	(6,177)	(5,984,588)	—	—	(5,990,765)
Distributions to stockholders	—	—	—	(6,590,492)	—	(6,590,492)

Total increase (decrease) for the three months ended June 30, 2022	5,502,635	55,026	53,718,165	(406,234)	5,890	53,372,847

Net assets at June 30, 2022	44,047,129	$440,471	$424,682,511	$2,010,083	$30,652	$427,163,717

Distributions declared per share	—	$—	$—	$0.15	$—	$0.15

Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	15,621,084	(388)	15,620,696
Net realized gain (loss) on investments	—	—	—	816,953	—	816,953
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,742,079)	4,943	(4,737,136)
Capital transactions:
Issuance of common stock	8,854,641	88,546	86,858,682	—	—	86,947,228
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	9,336	9,336
Issuance of common shares pursuant to distribution reinvestment plan	887,141	8,871	8,593,561	—	—	8,602,432
Repurchase of common stock	(1,038,602)	(10,386)	(10,061,749)	—	—	(10,072,135)
Distributions to stockholders	—	—	—	(16,300,337)	—	(16,300,337)

Total increase (decrease) for the six months ended June 30, 2022	8,703,180	87,031	85,390,494	(4,604,379)	13,891	80,887,037

Net assets at June 30, 2022	44,047,129	$440,471	$424,682,511	$2,010,083	$30,652	$427,163,717

Distributions declared per share	—	$—	$—	$0.40	$—	$0.40

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2021	26,833,819	$268,338	$256,266,884	$(3,547,413)	$3,073	$252,990,882
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,555,508	(164)	4,555,344
Net realized gain (loss) on investments	—	—	—	(445,535)	—	(445,535)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	6,562,103	369	6,562,472
Capital transactions:
Issuance of common stock	1,637,964	16,379	15,671,385	—	—	15,687,764
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	302	302
Issuance of common shares pursuant to distribution reinvestment plan	241,688	2,417	2,330,234	—	—	2,332,651
Repurchase of common stock	(1,162,555)	(11,625)	(11,208,770)	—	—	(11,220,395)
Distributions to stockholders	—	—	—	(4,555,484)	—	(4,555,484)

Total increase (decrease) for the three months ended June 30, 2021	717,097	7,171	6,792,849	6,116,592	507	12,917,119

Net assets at June 30, 2021	27,550,916	$275,509	$263,059,733	$2,569,179	$3,580	$265,908,001

Distributions declared per share	—	$—	$—	$0.16	$—	$0.16

Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,914,006	(421)	8,913,585
Net realized gain (loss) on investments	—	—	—	(386,065)	—	(386,065)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	8,315,648	433	8,316,081
Capital transactions:
Issuance of common stock	5,639,945	56,399	53,340,364	—	—	53,396,763
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	2,927	2,927
Issuance of common shares pursuant to distribution reinvestment plan	471,592	4,716	4,495,503	—	—	4,500,219
Repurchase of common stock	(2,335,843)	(23,358)	(22,258,918)	—	—	(22,282,276)
Distributions to stockholders	—	—	—	(8,913,506)	—	(8,913,506)

Total increase (decrease) for the six months ended June 30, 2021	3,775,694	37,757	35,576,949	7,930,083	2,939	43,547,728

Net assets at June 30, 2021	27,550,916	$275,509	$263,059,733	$2,569,179	$3,580	$265,908,001

Distributions declared per share	—	$—	$—	$0.32	$—	$0.32

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,700,513	$16,843,601

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(235,107,930)	(185,417,545)
Payment-in-kind investments	(1,199,825)	(705,608)
Proceeds from sales of investments and principal repayments	98,587,876	68,355,802
Net realized (gain) loss on investments	(816,953)	386,065
Net change in unrealized (appreciation) depreciation on investments	4,737,136	(8,316,081)
Amortization of premium and accretion of discount, net	(3,309,963)	(1,680,487)
Amortization of discount, debt issuance and deferred financing costs	2,706,070	1,132,224

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	508,158	(3,144,860)
(Increase) decrease in interest receivable	(4,475,685)	(517,239)
(Increase) decrease in other assets	—	879
(Increase) decrease in prepaid directors’ fee	25,869	—
(Increase) decrease in prepaid expenses	256,534	(189,594)
Increase (decrease) in payable for investments purchased	(9,637,245)	—
Increase (decrease) in due to affiliate	—	(469,453)
Increase (decrease) in management fees payable	738,175	633,848
Increase (decrease) in payable to Adviser	(1,018,719)	(894,668)
Increase (decrease) in administrator and custodian fees payable	308,177	198,578
Increase (decrease) in professional fees payable	9,391	586,537
Increase (decrease) in miscellaneous payable	494,625	—
Increase (decrease) in incentive fee payable	721,820	1,396,483
Increase (decrease) in transfer agent fees payable	6,822	5,540
Increase (decrease) in insurance payable	—	525,450
Increase (decrease) in interest and borrowing expenses payable	1,354,170	669,452
Increase (decrease) in accrued organization costs	—	(106,510)
Increase (decrease) in accrued expenses and other liabilities	105,169	28,221

Net cash provided by (used for) operating activities	(133,305,815)	(110,679,365)

Cash flows from financing activities
Issuance of common stock	106,736,240	86,528,692
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	9,336	2,927
Repurchase of common stock	(8,817,509)	(11,061,881)
Distributions paid	(6,949,041)	(3,732,449)
Financing costs paid	(2,041,238)	(1,281,183)
Borrowings on notes	246,321,363	—
Repayments of notes	(213,150,000)	—
Borrowings on credit facility	121,500,000	227,950,000
Repayments of credit facility	(100,000,000)	(134,000,000)
Proceeds on secured borrowings	6,092,153	—
Repayments on secured borrowings	(10,228,115)	(18,870,856)

Net cash provided by (used for) financing activities	139,473,189	145,535,250

Net increase (decrease) in cash	6,167,374	34,855,885
Cash and cash equivalents, beginning of period	54,489,043	22,410,622

Cash and cash equivalents, end of period	$60,656,417	$57,266,507

Supplemental and non-cash financing activities
Cash paid during the period for interest	$7,866,430	$3,936,353
Issuance of common shares pursuant to distribution reinvestment plan	$8,602,432	$4,500,219
State taxes paid	$72,459	$—

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value—241.05% (++) + * # ^

U.S. Corporate Debt—230.11%

1st Lien/Senior Secured Debt—227.58%
AmerCareRoyal, LLC(1)	Business Services	Delayed Draw Term Loan	8.17% (L + 5.00%; 1.50% PIK; 1.00% Floor)	11/25/2025	$517,010	$513,399	$484,697
AmerCareRoyal, LLC(2)	Business Services	Term Loan	8.17% (L + 5.00%; 1.50% PIK; 1.00% Floor)	11/25/2025	532,144	528,068	498,885
AmerCareRoyal, LLC(1)	Business Services	Term Loan	8.17% (L + 5.00%; 1.50% PIK; 1.00% Floor)	11/25/2025	4,287,793	4,217,182	4,019,806
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan	5.92% (L + 4.25%; 1.00% Floor)	06/12/2024	1,256,096	1,247,041	1,256,096
BEP Borrower Holdco, LLC(4) (5)	Business Services	Revolver	5.92% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(2,546)	—
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan	5.92% (L + 4.25%; 1.00% Floor)	06/12/2024	3,349,590	3,327,933	3,349,590
Cerifi, LLC(4) (5)	Business Services	Revolver	6.43% (S + 5.25%; 1.00% Floor)	04/01/2027	—	(16,082)	(16,896)
Cerifi, LLC(2) (3)	Business Services	Term Loan	6.43% (S + 5.25%; 1.00% Floor)	03/31/2028	10,112,261	9,918,094	9,910,016
Engage2Excel, Inc.(1) (4) (6)	Business Services	Revolver	10.13% (L + 7.25%; 1.00% Floor)	03/07/2023	312,456	311,290	307,668
Engage2Excel, Inc.(1)	Business Services	Term Loan	10.13% (L + 7.25%; 1.00% Floor)	03/07/2023	2,974,294	2,964,372	2,937,116
Engage2Excel, Inc.(1)	Business Services	Term Loan	10.13% (L + 7.25%; 1.00% Floor)	03/07/2023	1,032,159	1,028,104	1,019,257
Global Radar Holdings, LLC(4) (5)	Business Services	Revolver	7.67% (L + 6.00%; 1.00% Floor)	12/31/2025	—	(1,645)	—
Global Radar Holdings, LLC(2) (3)	Business Services	Term Loan	7.67% (L + 6.00%; 1.00% Floor)	12/31/2025	7,456,295	7,348,245	7,456,295
Metametrics, Inc.(4)	Business Services	Revolver	6.74% (L + 5.00%; 1.00% Floor)	09/10/2025	173,649	166,638	168,765
Metametrics, Inc.(1) (2)	Business Services	Term Loan	7.25% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,675,680	4,695,576
MSM Acquisitions, Inc.(4)	Business Services	Delayed Draw Term Loan	9.75% (P + 5.00%; 2.00% Floor)	12/09/2026	370,102	355,247	370,102
MSM Acquisitions, Inc.(2)	Business Services	Delayed Draw Term Loan	7.63% (L + 6.00%; 1.00% Floor)	12/09/2026	3,020,456	2,971,697	2,990,252
MSM Acquisitions, Inc.(4)	Business Services	Revolver	9.75% (P + 5.00%; 2.00% Floor)	12/09/2026	385,889	367,571	373,639
MSM Acquisitions, Inc.(1) (2) (3)	Business Services	Term Loan	7.63% (L + 6.00%; 1.00% Floor)	12/09/2026	8,253,925	8,136,988	8,171,386
Rep Tec Intermediate Holdings, Inc.(4) (5)	Business Services	Revolver	8.76% (L + 6.50%; 1.00% Floor)	12/01/2027	—	(11,153)	(9,866)
Rep Tec Intermediate Holdings, Inc.(1) (2) (3)	Business Services	Term Loan	8.76% (L + 6.50%; 1.00% Floor)	12/01/2027	14,642,530	14,418,092	14,459,498
Valcourt Holdings II, LLC(1) (4) (7)	Business Services	Delayed Draw Term Loan	7.15% (S + 5.50%; 1.00% Floor)	01/07/2027	1,245,575	1,223,117	1,245,575
Valcourt Holdings II, LLC(1) (2)	Business Services	Term Loan	6.50% (S + 5.50%; 1.00% Floor)	01/07/2027	6,311,131	6,212,265	6,311,131
Valcourt Holdings II, LLC(2)	Business Services	Term Loan	7.70% (S + 5.50%; 1.00% Floor)	01/07/2027	2,654,673	2,612,123	2,654,673
Valcourt Holdings II, LLC(2)	Business Services	Term Loan	7.70% (S + 5.50%; 1.00% Floor)	01/07/2027	1,161,048	1,139,026	1,161,048
AEG Holding Company, Inc.(1)	Consumer Discretionary	Delayed Draw Term Loan	7.17% (L + 5.50%; 1.00% Floor)	11/20/2023	1,051,120	1,045,682	1,051,120
AEG Holding Company, Inc.(4)	Consumer Discretionary	Revolver	7.17% (L + 5.50%; 1.00% Floor)	11/20/2023	837,648	831,369	837,648
AEG Holding Company, Inc.(3)	Consumer Discretionary	Term Loan	7.17% (L + 5.50%; 1.00% Floor)	11/20/2023	1,829,113	1,816,962	1,829,113
AEG Holding Company, Inc.(1)	Consumer Discretionary	Term Loan	7.17% (L + 5.50%; 1.00% Floor)	11/20/2023	5,544,118	5,514,364	5,544,118
Ampler QSR Holdings, LLC(2) (3)	Consumer Non-Cyclical	Term Loan	8.11% (L + 5.875%; 1.00% Floor)	07/21/2027	12,409,317	12,198,821	11,757,828
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	942,718	942,718	822,522
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,175,718	1,169,832	1,025,814
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,643,543	1,635,288	1,433,991
Freddy’s Frozen Custard, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	6.83% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(4,046)	—
Freddy’s Frozen Custard, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	6.83% (L + 5.00%; 1.00% Floor)	03/03/2027	4,882,758	4,834,608	4,882,758
Krispy Krunchy Foods, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	6.35% (L + 4.75%; 1.00% Floor)	11/17/2027	—	(17,547)	(21,935)
Krispy Krunchy Foods, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	6.35% (L + 4.75%; 1.00% Floor)	11/17/2027	11,640,118	11,430,609	11,378,215
Mathnasium LLC(4)	Consumer Non-Cyclical	Revolver	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	75,305	72,355
Mathnasium LLC(1) (2)	Consumer Non-Cyclical	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	5,426,602	5,329,024	5,304,503
MMP Intermediate, LLC(4) (5)	Consumer Non-Cyclical	Revolver	7.92% (L + 6.25%; 1.00% Floor)	02/15/2027	—	(10,256)	(11,058)
MMP Intermediate, LLC(1) (2)	Consumer Non-Cyclical	Term Loan	7.92% (L + 6.25%; 1.00% Floor)	02/15/2027	8,251,732	8,097,089	8,086,698
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.67% (L + 5.00%; 1.00% Floor)	07/11/2025	117,740	114,376	114,208
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.67% (L + 5.00%; 1.00% Floor)	07/11/2025	237,882	231,087	230,746
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.67% (L + 5.00%; 1.00% Floor)	07/11/2025	1,981,150	1,970,108	1,921,716
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Delayed Draw Term Loan	7.67% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(9,681)	(44,884)
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Revolver	7.67% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(2,420)	(11,221)
TBG Food Acquisition Corp(1) (2)	Consumer Non-Cyclical	Term Loan	7.67% (L + 6.00%; 0.75% Floor)	12/25/2027	6,567,648	6,507,392	6,288,523
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.17% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(23,420)	—
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.17% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(4,391)	—

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
5 Bars, LLC(3)	Digital Infrastructure & Services	Term Loan	6.17% (L + 4.50%; 1.00% Floor)	09/27/2024	$4,742,121	$4,707,777	$4,742,121
Airwavz Solutions, Inc(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.20% (S + 5.00%; 1.00% Floor)	03/31/2027	—	(31,040)	(32,637)
Airwavz Solutions, Inc(4) (5)	Digital Infrastructure & Services	Revolver	7.20% (S + 5.00%; 1.00% Floor)	03/31/2027	—	(10,866)	(11,423)
Airwavz Solutions, Inc(3)	Digital Infrastructure & Services	Term Loan	7.20% (S + 5.00%; 1.00% Floor)	03/31/2027	5,221,919	5,134,990	5,130,535
Avant Communications, LLC(4) (5)	Digital Infrastructure & Services	Revolver	7.70% (S + 5.50%; 1.00% Floor)	11/30/2026	—	(10,053)	(14,173)
Avant Communications, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	7.70% (S + 5.50%; 1.00% Floor)	11/30/2026	8,752,378	8,591,016	8,533,568
Bridgepointe Technologies, LLC(3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.31% (L + 5.25%; 1.00% Floor)	12/31/2027	2,336,759	2,288,866	2,336,759
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.50% (L + 5.25%; 1.00% Floor)	12/31/2027	—	(35,677)	—
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Revolver	7.50% (L + 5.25%; 1.00% Floor)	12/31/2027	—	(14,277)	—
Bridgepointe Technologies, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	7.50% (L + 5.25%; 1.00% Floor)	12/31/2027	4,777,392	4,688,394	4,777,392
Coretelligent Intermediate LLC(2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 5.00%; 1.00% Floor)	10/21/2027	1,928,560	1,899,849	1,928,560
Coretelligent Intermediate LLC(4) (5)	Digital Infrastructure & Services	Revolver	7.25% (L + 5.00%; 1.00% Floor)	10/21/2027	—	(16,870)	—
Coretelligent Intermediate LLC(1) (2) (3)	Digital Infrastructure & Services	Term Loan	7.25% (L + 5.00%; 1.00% Floor)	10/21/2027	7,988,964	7,882,540	7,988,964
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	7.13% (S + 5.50%; 1.00% Floor)	06/07/2025	111,673	111,222	110,556
EvolveIP, LLC(4)	Digital Infrastructure & Services	Revolver	7.13% (S + 5.50%; 1.00% Floor)	06/07/2025	113,374	111,096	107,705
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan	7.13% (S + 5.50%; 1.00% Floor)	06/07/2025	6,467,561	6,439,247	6,402,885
Fatbeam, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.76% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(26,650)	(16,097)
Fatbeam, LLC	Digital Infrastructure & Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	643,849	633,189	637,411
Fatbeam, LLC(2) (3)	Digital Infrastructure & Services	Term Loan	7.76% (L + 6.25%; 1.00% Floor)	02/22/2026	6,438,490	6,331,074	6,374,106
Firstdigital Communications LLC(4)	Digital Infrastructure & Services	Revolver	5.88% (L + 4.25%; 0.75% Floor)	12/17/2026	412,549	384,125	396,681
Firstdigital Communications LLC(2) (3)	Digital Infrastructure & Services	Term Loan	5.88% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,401,394	13,509,382
FirstLight Holdco, Inc.(1) (2)	Digital Infrastructure & Services	Term Loan	6.60% (L + 4.00%; 1.00% Floor)	07/23/2025	6,195,183	6,013,944	6,009,327
Greenlight Intermediate II, Inc.(1) (2)	Digital Infrastructure & Services	Term Loan	7.55% (S + 6.00%; 0.75% Floor)	06/01/2028	5,331,605	5,221,205	5,224,973
Greenlight Intermediate II, Inc.(4) (5)	Digital Infrastructure & Services	Term Loan	7.55% (S + 6.00%; 0.75% Floor)	06/01/2028	—	(72,634)	(67,020)
MBS Holdings, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(15,686)	—
MBS Holdings, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	10,415,817	10,248,105	10,415,817
MSP Global Holdings, Inc.(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.85% (S + 5.25%; 1.00% Floor)	01/24/2027	—	(19,358)	(18,127)
MSP Global Holdings, Inc.(4)	Digital Infrastructure & Services	Revolver	6.85% (S + 5.25%; 1.00% Floor)	01/24/2027	422,965	409,414	410,276
MSP Global Holdings, Inc.(2) (3)	Digital Infrastructure & Services	Term Loan	6.85% (S + 5.25%; 1.00% Floor)	01/24/2027	7,910,760	7,782,702	7,792,098
NI Topco, Inc(2) (3)	Digital Infrastructure & Services	Term Loan	8.00% (L + 5.75%; 0.75% Floor)	12/28/2028	6,672,813	6,531,339	6,539,357
Single Digits, Inc.(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.50% (L + 6.00%; 1.00% Floor)	12/21/2023	600,006	597,587	564,005
Single Digits, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	8.00% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	—	(1,241)	(24,969)
Single Digits, Inc.(1)	Digital Infrastructure & Services	Term Loan	8.00% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	3,221,116	3,209,664	3,027,849
Stratus Networks, Inc.(4) (5) (8)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	—	(36,128)	(49,505)
Stratus Networks, Inc.(4) (8) (9)	Digital Infrastructure & Services	Revolver	6.91% (L + 5.25%; 1.00% Floor)	12/15/2027	950,494	932,422	928,217
Stratus Networks, Inc.(2) (8)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,774,310	7,742,564
Thrive Buyer, Inc.(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.25% (L + 6.00%; 1.00% Floor)	01/22/2027	7,940,053	7,798,852	7,898,565

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Thrive Buyer, Inc.(4)	Digital Infrastructure & Services	Revolver	9.75% (P + 5.00%; 2.00% Floor)	01/22/2027	$147,963	$129,992	$142,414
Thrive Buyer, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	8.25% (L + 6.00%; 1.00% Floor)	01/22/2027	11,825,316	11,638,934	11,766,190
Towerco IV Holdings, LLC(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	5.65% (L + 4.00%; 1.00% Floor)	04/23/2026	13,963,769	13,799,333	13,715,008
Transtelco Holding, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	8.51% (L + 6.25%; 0.50% Floor)	03/26/2026	4,708,605	4,679,739	4,661,519
Transtelco Holding, Inc.(2)	Digital Infrastructure & Services	Term Loan	8.01% (L + 5.75%; 0.50% Floor)	03/26/2026	4,708,605	4,678,571	4,590,890
Accelerate Resources Operating, LLC(4) (5)	Energy	Revolver	7.17% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(5,124)	—
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	7.17% (L + 5.50%; 1.00% Floor)	02/24/2026	4,176,826	4,125,361	4,176,826
BEXP I OG, LLC(4) (5)	Energy	Revolver	8.00% (S + 7.00%; 1.00% Floor)	01/25/2027	—	(4,656)	—
BEXP I OG, LLC(2)	Energy	Term Loan	8.00% (S + 7.00%; 1.00% Floor)	01/25/2027	3,224,945	3,165,053	3,224,945
BEXP I OG, LLC(4) (5)	Energy	Term Loan	8.00% (S + 7.00%; 1.00% Floor)	01/25/2027	—	(32,594)	—
Bowline Energy, LLC(1)	Energy	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	08/09/2025	3,390,126	3,357,934	3,390,126
Foundation Risk Partners, Corp.(3)	Financials	Delayed Draw Term Loan	7.75% (L + 5.50%; 0.75% Floor)	10/29/2028	2,132,805	2,117,977	2,100,813
Foundation Risk Partners, Corp.(4)	Financials	Delayed Draw Term Loan	7.73% (L + 5.50%; 0.75% Floor)	10/29/2028	555,268	528,188	531,471
Foundation Risk Partners, Corp.(4) (5)	Financials	Revolver	7.75% (L + 5.50%; 0.75% Floor)	10/29/2027	—	(11,404)	(15,571)
Foundation Risk Partners, Corp.(1) (2) (3)	Financials	Term Loan	7.75% (L + 5.50%; 0.75% Floor)	10/29/2028	9,806,483	9,696,814	9,659,386
Foundation Risk Partners, Corp.(2)	Financials	Term Loan	7.75% (L + 5.50%; 0.75% Floor)	10/29/2028	791,257	779,761	779,388
Galway Borrower, LLC(4) (5)	Financials	Delayed Draw Term Loan	7.50% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(3,919)	(6,992)
Galway Borrower, LLC(4) (5)	Financials	Revolver	7.50% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(4,754)	(4,732)
Galway Borrower, LLC(1) (2)	Financials	Term Loan	7.50% (L + 5.25%; 0.75% Floor)	09/29/2028	3,911,713	3,848,903	3,843,258
Higginbotham Insurance Agency, Inc.(2) (4)	Financials	Delayed Draw Term Loan	7.17% (L + 5.50%; 0.75% Floor)	11/25/2026	465,980	450,739	465,980
Higginbotham Insurance Agency, Inc.(1) (2) (3)	Financials	Term Loan	7.17% (L + 5.50%; 0.75% Floor)	11/25/2026	8,083,897	7,994,626	8,083,897
Peter C. Foy & Associates Insurance Services, LLC(1) (4)	Financials	Delayed Draw Term Loan	6.75% (S + 6.00%; 0.75% Floor)	11/01/2028	5,015,726	4,966,225	4,926,160
Peter C. Foy & Associates Insurance Services, LLC(4) (5)	Financials	Delayed Draw Term Loan	6.75% (S + 6.00%; 0.75% Floor)	11/01/2028	—	(9,403)	(18,930)
Peter C. Foy & Associates Insurance Services, LLC(1)	Financials	Term Loan	6.75% (S + 6.00%; 0.75% Floor)	11/01/2028	504,791	497,269	497,219
RSC Acquisition, Inc.(4) (5)	Financials	Delayed Draw Term Loan	6.25% (S + 5.50%; 0.75% Floor)	10/30/2026	—	(69,347)	(70,670)
Wealth Enhancement Group, LLC(1) (4) (10)	Financials	Delayed Draw Term Loan	7.12% (S + 6.00%; 1.00% Floor)	10/04/2027	5,276,341	5,259,307	5,244,724
Wealth Enhancement Group, LLC(4) (5) (10)	Financials	Delayed Draw Term Loan	7.12% (S + 6.00%; 1.00% Floor)	10/02/2027	—	(3,307)	(6,814)
Wealth Enhancement Group, LLC(4) (10)	Financials	Revolver	7.00% (S + 6.00%; 1.00% Floor)	10/04/2027	151,659	149,789	149,372
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.14% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(65,822)	(107,866)
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Revolver	7.14% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(14,419)	(19,682)
AAH Topco, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	7.14% (L + 5.50%; 0.75% Floor)	12/22/2027	6,518,136	6,398,448	6,355,182
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	11.92% (L + 6.75%; 3.50% PIK; 1.00% Floor)	08/05/2022	1,026,224	990,986	1,015,962
American Physician Partners, LLC(4)	Healthcare & HCIT	Revolver	11.92% (L + 6.75%; 3.50% PIK; 1.00% Floor)	08/05/2022	346,322	345,024	341,882
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Term Loan	11.92% (L + 6.75%; 3.50% PIK; 1.00% Floor)	08/05/2022	2,183,936	2,108,943	2,162,097
American Physician Partners, LLC(2)	Healthcare & HCIT	Term Loan	11.92% (L + 6.75%; 3.50% PIK; 1.00% Floor)	08/05/2022	1,176,570	1,136,168	1,164,804
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan	11.92% (L + 6.75%; 3.50% PIK; 1.00% Floor)	08/05/2022	5,465,778	5,257,371	5,411,120
Analogic Corporation(4)	Healthcare & HCIT	Revolver	6.49% (L + 5.25%; 1.00% Floor)	06/22/2023	122,222	121,414	110,993
Analogic Corporation(1) (3)	Healthcare & HCIT	Term Loan	6.49% (L + 5.25%; 1.00% Floor)	06/22/2024	2,085,417	2,070,514	1,975,932
AOM Acquisition, LLC.(4) (5)	Healthcare & HCIT	Revolver	6.45% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(22,637)	(9,139)
AOM Acquisition, LLC.(1) (2)	Healthcare & HCIT	Term Loan	6.45% (S + 4.75%; 1.00% Floor)	02/18/2027	7,495,946	7,355,477	7,439,726
BAART Programs, Inc.(1) (4) (11)	Healthcare & HCIT	Delayed Draw Term Loan	6.60% (L + 5.00%; 1.00% Floor)	06/11/2027	3,495,108	3,395,196	3,327,964
BAART Programs, Inc.(1) (2) (11)	Healthcare & HCIT	Term Loan	6.67% (L + 5.00%; 1.00% Floor)	06/11/2027	4,745,845	4,709,016	4,627,199
Caregiver 2, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.85% (L + 5.25%; 1.00% Floor)	07/24/2025	1,566,518	1,541,571	1,519,523
Caregiver 2, Inc.(2)	Healthcare & HCIT	Term Loan	6.85% (L + 5.25%; 1.00% Floor)	07/24/2025	643,319	632,780	624,019
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.85% (L + 5.25%; 1.00% Floor)	07/24/2025	674,123	665,501	653,899

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.85% (L + 5.25%; 1.00% Floor)	07/24/2025	$4,696,665	$4,633,374	$4,555,765
Choice Health At Home, LLC,(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.12% (L + 6.00%; 1.00% Floor)	12/29/2026	—	(15,609)	(34,629)
Choice Health At Home, LLC,(1) (2)	Healthcare & HCIT	Term Loan	7.12% (L + 6.00%; 1.00% Floor)	12/29/2026	2,691,197	2,654,259	2,630,645
Coding Solutions Acquisition, Inc(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.07% (S + 5.75%; 0.75% Floor)	05/11/2028	—	(16,240)	(16,563)
Coding Solutions Acquisition, Inc(4) (5)	Healthcare & HCIT	Revolver	7.07% (S + 5.75%; 0.75% Floor)	05/11/2028	—	(15,468)	(15,907)
Coding Solutions Acquisition, Inc(2) (3)	Healthcare & HCIT	Term Loan	7.07% (S + 5.75%; 0.75% Floor)	05/11/2028	5,530,462	5,422,314	5,419,853
Community Based Care Acquisition, Inc.(2) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.85% (L + 5.25%; 1.00% Floor)	09/16/2027	2,044,371	2,007,814	2,022,835
Community Based Care Acquisition, Inc.(4)	Healthcare & HCIT	Revolver	6.92% (L + 5.25%; 1.00% Floor)	09/16/2027	259,144	244,067	246,187
Community Based Care Acquisition, Inc.(1) (2)	Healthcare & HCIT	Term Loan	7.50% (L + 5.25%; 1.00% Floor)	09/16/2027	5,315,473	5,221,542	5,235,741
Delaware Valley Management Holdings, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.98% (L + 6.25%; 1.00% Floor)	03/21/2024	—	(16,520)	(194,945)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.98% (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	533,774	438,218
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.98% (L + 6.25%; 1.00% Floor)	03/21/2024	3,475,063	3,445,254	2,832,176
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	6.42% (L + 4.75%)	05/15/2026	1,067,934	1,061,334	1,067,934
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Term Loan	6.42% (L + 4.75%)	05/15/2026	2,256,772	2,242,828	2,256,772
FH MD Buyer, Inc.(1) (2)	Healthcare & HCIT	Term Loan	6.67% (L + 5.00%; 0.75% Floor)	07/22/2028	5,493,081	5,440,652	5,493,081
GHA Buyer, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	8.67% (L + 7.00%; 1.00% Floor)	06/24/2025	807,096	796,661	788,937
GHA Buyer, Inc.(4)	Healthcare & HCIT	Revolver	8.67% (L + 7.00%; 1.00% Floor)	06/24/2025	697,456	689,665	676,057
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.67% (L + 7.00%; 1.00% Floor)	06/24/2025	556,643	549,471	544,118
GHA Buyer, Inc.(1) (3)	Healthcare & HCIT	Term Loan	8.67% (L + 7.00%; 1.00% Floor)	06/24/2025	5,326,616	5,246,096	5,206,767
GHA Buyer, Inc.(3)	Healthcare & HCIT	Term Loan	8.67% (L + 7.00%; 1.00% Floor)	06/24/2025	4,611,980	4,547,423	4,508,211
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.67% (L + 7.00%; 1.00% Floor)	06/24/2025	1,947,503	1,935,929	1,903,684
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.67% (L + 7.00%; 1.00% Floor)	06/24/2025	722,415	709,159	706,161
Honor HN Buyer, Inc(2) (4)	Healthcare & HCIT	Delayed Draw Term Loan	8.25% (L + 6.00%; 1.00% Floor)	10/15/2027	766,522	745,053	741,678
Honor HN Buyer, Inc(4) (5)	Healthcare & HCIT	Revolver	8.25% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(5,377)	(5,322)
Honor HN Buyer, Inc(1) (2)	Healthcare & HCIT	Term Loan	8.25% (L + 6.00%; 1.00% Floor)	10/15/2027	2,630,078	2,583,489	2,584,052
Kindeva Drug Delivery L.P.(4)	Healthcare & HCIT	Revolver	7.67% (L + 6.00%; 1.00% Floor)	05/01/2025	832,505	811,801	767,466
Kindeva Drug Delivery L.P.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.60% (L + 6.00%; 1.00% Floor)	05/01/2026	15,580,626	15,315,036	14,879,498
Medbridge Holdings, LLC(4) (5)	Healthcare & HCIT	Revolver	8.70% (S + 6.50%; 1.00% Floor)	12/23/2026	—	(20,674)	(13,762)
Medbridge Holdings, LLC(1) (2)	Healthcare & HCIT	Term Loan	8.70% (S + 6.50%; 1.00% Floor)	12/23/2026	15,367,872	15,132,364	15,214,193
Medbridge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	8.70% (S + 6.50%; 1.00% Floor)	12/23/2026	974,356	955,266	964,612
Medical Management Resource Group, LLC(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	240,475	224,462	208,834
Medical Management Resource Group, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(5,405)	(9,492)
Medical Management Resource Group, LLC(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	3,831,311	3,763,951	3,716,372
Medsuite Purchaser, LLC(4) (5) (12)	Healthcare & HCIT	Delayed Draw Term Loan	6.42% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(46,353)	—
Medsuite Purchaser, LLC(4) (5) (12)	Healthcare & HCIT	Revolver	6.42% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(8,834)	—
Medsuite Purchaser, LLC(1) (2) (12)	Healthcare & HCIT	Term Loan	6.42% (L + 4.75%; 1.00% Floor)	10/22/2026	4,806,688	4,744,282	4,806,688
OMH-HealthEdge Holdings, LLC(4) (5)	Healthcare & HCIT	Revolver	7.50% (L + 6.00%; 1.00% Floor)	10/24/2024	—	(4,838)	(2,294)
OMH-HealthEdge Holdings, LLC(2)	Healthcare & HCIT	Term Loan	7.50% (L + 6.00%; 1.00% Floor)	10/24/2025	2,132,679	2,097,790	2,122,015
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	7.50% (L + 6.00%; 1.00% Floor)	10/24/2025	3,680,373	3,630,108	3,661,971
OMH-HealthEdge Holdings, LLC(2)	Healthcare & HCIT	Term Loan	7.50% (L + 6.00%; 1.00% Floor)	10/24/2025	968,492	948,546	963,650
Pace Health Companies, LLC(4) (5)	Healthcare & HCIT	Revolver	6.75% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(2,687)	—
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	6.75% (L + 4.50%; 1.00% Floor)	08/02/2024	5,140,906	5,116,980	5,140,906
Pinnacle Dermatology Management, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.44% (L + 5.75%; 0.75% Floor)	12/08/2028	—	(17,717)	(26,885)
Pinnacle Dermatology Management, LLC(4) (13)	Healthcare & HCIT	Revolver	5.06% (L + 4.00%; 0.75% Floor)	12/08/2026	153,627	140,363	146,906
Pinnacle Dermatology Management, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	7.44% (L + 5.75%; 0.75% Floor)	12/08/2028	5,363,513	5,239,375	5,202,608
Pinnacle Treatment Centers, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.99% (L + 5.75%; 1.00% Floor)	12/31/2022	345,393	343,600	345,393

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Treatment Centers, Inc.(4)	Healthcare & HCIT	Revolver	7.36% (L + 5.75%; 1.00% Floor)	12/31/2022	$161,125	$159,609	$161,125
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Term Loan	6.99% (L + 5.75%; 1.00% Floor)	12/31/2022	4,107,084	4,098,564	4,107,084
RCP Encore Acquisition, Inc.(14)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/07/2025	3,337,594	3,250,986	708,905
Redwood Family Care Network, Inc.(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 5.50%; 1.00% Floor)	06/18/2026	3,368,687	3,294,960	3,266,259
Redwood Family Care Network, Inc.(4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 5.50%; 1.00% Floor)	06/18/2026	—	(9,403)	(10,302)
Redwood Family Care Network, Inc.(3)	Healthcare & HCIT	Term Loan	7.00% (L + 5.50%; 1.00% Floor)	06/18/2026	6,702,406	6,595,352	6,585,114
Salisbury House, LLC(4)	Healthcare & HCIT	Revolver	7.17% (L + 5.50%; 1.00% Floor)	08/30/2025	119,558	112,299	109,470
Salisbury House, LLC(1)	Healthcare & HCIT	Term Loan	7.17% (L + 5.50%; 1.00% Floor)	08/30/2025	1,142,900	1,128,851	1,117,185
Salisbury House, LLC(1) (2)	Healthcare & HCIT	Term Loan	7.17% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,864,035	3,845,885
Sandstone Care Holdings, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.09% (S + 5.50%; 1.00% Floor)	06/28/2028	—	(11,763)	(23,557)
Sandstone Care Holdings, LLC(4)	Healthcare & HCIT	Revolver	7.09% (S + 5.50%; 1.00% Floor)	06/28/2028	117,785	101,316	101,295
Sandstone Care Holdings, LLC(1)	Healthcare & HCIT	Term Loan	7.09% (S + 5.50%; 1.00% Floor)	06/28/2028	4,711,380	4,617,192	4,617,153
SCA Buyer, LLC(4)	Healthcare & HCIT	Revolver	8.88% (L + 6.00%; 1.00% Floor)	01/20/2026	386,309	379,376	379,871
SCA Buyer, LLC(2)	Healthcare & HCIT	Term Loan	8.88% (L + 6.00%; 1.00% Floor)	01/20/2026	3,814,806	3,772,337	3,776,658
SIS Purchaser, Inc.(4) (5)	Healthcare & HCIT	Revolver	7.50% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(14,687)	(23,320)
SIS Purchaser, Inc.(2)	Healthcare & HCIT	Term Loan	8.88% (L + 6.00%; 1.00% Floor)	10/15/2026	2,418,123	2,383,004	2,369,760
SIS Purchaser, Inc.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.50% (L + 6.00%; 1.00% Floor)	10/15/2026	12,633,074	12,468,462	12,380,413
Smile Brands, Inc.(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	485,404	483,499	478,123
Smile Brands, Inc.(4) (5)	Healthcare & HCIT	Revolver	5.25% (P + 3.50%; 1.75% Floor)	10/12/2025	—	(673)	(3,822)
Smile Brands, Inc.(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	1,598,695	1,591,995	1,574,715
Spark DSO LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/19/2026	—	(8,376)	(36,859)
Spark DSO LLC(4) (5)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	04/20/2026	—	(15,070)	(22,116)
Spark DSO LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/19/2026	8,088,603	7,978,272	7,926,831
Taconic Biosciences, Inc.(2)	Healthcare & HCIT	Term Loan	7.75% (L + 5.50%; 1.00% Floor)	02/01/2026	4,673,090	4,600,428	4,661,407
The Center for Orthopedic and Research Excellence, Inc.(2) (4) (15)	Healthcare & HCIT	Delayed Draw Term Loan	6.68% (S + 5.50%; 1.00% Floor)	08/15/2025	904,245	886,356	869,453
The Center for Orthopedic and Research Excellence, Inc.(1) (2) (16)	Healthcare & HCIT	Delayed Draw Term Loan	7.13% (S + 5.50%; 1.00% Floor)	08/15/2025	1,147,392	1,142,256	1,124,444
The Center for Orthopedic and Research Excellence, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.13% (S + 5.50%; 1.00% Floor)	08/15/2025	—	(13,855)	(34,195)
The Center for Orthopedic and Research Excellence, Inc.(4) (17)	Healthcare & HCIT	Revolver	9.25% (P + 4.50%; 2.00% Floor)	08/15/2025	345,266	338,776	331,455
The Center for Orthopedic and Research Excellence, Inc.(1) (3)	Healthcare & HCIT	Term Loan	7.13% (S + 5.50%; 1.00% Floor)	08/15/2025	4,868,682	4,820,098	4,771,309
The Center for Orthopedic and Research Excellence, Inc.(2)	Healthcare & HCIT	Term Loan	6.80% (S + 5.50%; 1.00% Floor)	08/15/2025	3,248,575	3,194,171	3,183,603
Vardiman Black Holdings, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	9.15% (S + 8.00%; 0.50% Floor)	03/18/2027	—	(13,564)	(14,855)
Vardiman Black Holdings, LLC(2)	Healthcare & HCIT	Term Loan	9.15% (S + 8.00%; 0.50% Floor)	03/18/2027	3,644,737	3,619,953	3,599,178
West Dermatology(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.54% (S + 5.50%; 1.00% Floor)	03/17/2028	—	(37,078)	(37,318)
West Dermatology(4) (5)	Healthcare & HCIT	Revolver	7.54% (S + 5.50%; 1.00% Floor)	03/17/2028	—	(24,719)	(24,878)
West Dermatology(1) (2) (3)	Healthcare & HCIT	Term Loan	7.54% (S + 5.50%; 1.00% Floor)	03/17/2028	12,625,812	12,374,907	12,373,296
Activ Software Holdings, LLC(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/04/2027	—	(10,560)	(11,355)
Activ Software Holdings, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/04/2027	8,030,009	7,899,321	7,889,483
Admiral Buyer, Inc(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.63% (S + 6.00%; 0.75% Floor)	05/08/2028	—	(15,383)	(15,770)
Admiral Buyer, Inc(4) (5)	Software & Tech Services	Revolver	7.63% (S + 6.00%; 0.75% Floor)	05/08/2028	—	(10,989)	(11,264)
Admiral Buyer, Inc(1)	Software & Tech Services	Term Loan	7.63% (S + 6.00%; 0.75% Floor)	05/08/2028	5,857,283	5,742,999	5,740,137
AMI US Holdings, Inc.(4)	Software & Tech Services	Revolver	6.31% (L + 5.25%)	04/01/2024	437,842	429,662	437,842
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.31% (L + 5.25%; 1.00% Floor)	04/01/2025	8,048,630	7,965,881	8,048,630
Arrowstream Acquisition Co., Inc.(3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.63% (S + 6.00%; 1.00% Floor)	12/15/2025	604,235	590,555	604,235
Arrowstream Acquisition Co., Inc.(4) (5)	Software & Tech Services	Revolver	7.63% (S + 6.00%; 1.00% Floor)	12/15/2025	—	(5,378)	—
Arrowstream Acquisition Co., Inc.(3)	Software & Tech Services	Term Loan	7.63% (S + 6.00%; 1.00% Floor)	12/15/2025	3,863,094	3,809,521	3,863,094
Avetta, LLC(4) (5)	Software & Tech Services	Revolver	6.99% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(2,978)	(1,236)
Avetta, LLC(1)	Software & Tech Services	Term Loan	6.99% (L + 5.75%; 1.00% Floor)	04/10/2024	4,217,826	4,183,478	4,207,282
Avetta, LLC(2)	Software & Tech Services	Term Loan	6.99% (L + 5.75%; 1.00% Floor)	04/10/2024	6,802,656	6,713,617	6,785,650
Avetta, LLC(1) (3)	Software & Tech Services	Term Loan	6.99% (L + 5.75%; 1.00% Floor)	04/10/2024	3,203,688	3,168,034	3,195,679
Brightly Software Holdings, Inc.(3) (18)	Software & Tech Services	Term Loan	8.48% (L + 6.25%; 1.00% Floor)	06/13/2025	527,415	517,755	527,415

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Brightly Software Holdings, Inc.(3) (18)	Software & Tech Services	Term Loan	8.50% (L + 6.25%; 1.00% Floor)	06/13/2025	$3,834,286	$3,766,528	$3,834,286
Brightspot Buyer, Inc(4) (5)	Software & Tech Services	Revolver	8.00% (L + 5.75%; 0.75% Floor)	11/16/2027	—	(12,239)	(8,504)
Brightspot Buyer, Inc(2)	Software & Tech Services	Term Loan	8.00% (L + 5.75%; 0.75% Floor)	11/16/2027	5,215,571	5,121,743	5,150,377
BSI2 Hold Nettle, LLC(4) (5)	Software & Tech Services	Revolver	7.33% (S + 4.75%; 0.75% Floor)	06/30/2028	—	(8,830)	(8,834)
BSI2 Hold Nettle, LLC(2) (3)	Software & Tech Services	Term Loan	7.33% (S + 4.75%; 0.75% Floor)	06/30/2028	4,711,380	4,640,740	4,640,709
BusinesSolver.com, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 5.75%; 0.75% Floor)	12/01/2027	—	(9,023)	(24,836)
BusinesSolver.com, Inc.(2) (3)	Software & Tech Services	Term Loan	8.00% (L + 5.75%; 0.75% Floor)	12/01/2027	7,361,513	7,294,640	7,269,494
Certify, Inc	Software & Tech Services	Delayed Draw Term Loan	7.17% (L + 5.50%; 1.00% Floor)	02/28/2024	479,627	476,263	476,030
Certify, Inc(4)	Software & Tech Services	Delayed Draw Term Loan	7.17% (L + 5.50%; 1.00% Floor)	02/28/2024	79,938	77,134	76,940
Certify, Inc(4)	Software & Tech Services	Revolver	7.17% (L + 5.50%; 1.00% Floor)	02/28/2024	39,969	39,783	38,770
Certify, Inc(1) (2) (3)	Software & Tech Services	Term Loan	7.17% (L + 5.50%; 1.00% Floor)	02/28/2024	3,916,954	3,889,478	3,887,577
Community Brands Parentco, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.38% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,872)	(10,430)
Community Brands Parentco, LLC(4) (5)	Software & Tech Services	Revolver	7.38% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,874)	(7,301)
Community Brands Parentco, LLC(1) (2)	Software & Tech Services	Term Loan	7.38% (S + 5.75%; 0.75% Floor)	02/24/2028	7,074,797	6,940,118	6,950,988
Cybergrants Holdings, LLC(4) (5) (19)	Software & Tech Services	Delayed Draw Term Loan	8.75% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(22,493)	(24,871)
Cybergrants Holdings, LLC(4) (19)	Software & Tech Services	Revolver	8.75% (L + 6.50%; 0.75% Floor)	09/08/2027	702,659	687,648	685,383
Cybergrants Holdings, LLC(1) (2) (3) (19)	Software & Tech Services	Term Loan	8.75% (L + 6.50%; 0.75% Floor)	09/08/2027	15,025,818	14,828,426	14,800,431
Datacor, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.28% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(24,559)	—
Datacor, Inc.(4) (5)	Software & Tech Services	Revolver	7.28% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(8,996)	—
Datacor, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.28% (S + 5.75%; 1.00% Floor)	12/29/2025	13,841,011	13,592,589	13,841,011
Degreed, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.17% (L + 5.50%; 1.00% Floor)	05/30/2025	—	(4,878)	(6,957)
Degreed, Inc.(4) (5)	Software & Tech Services	Revolver	7.17% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(1,858)	(4,178)
Degreed, Inc.(2)	Software & Tech Services	Term Loan	7.17% (L + 5.50%; 1.00% Floor)	05/30/2025	2,782,788	2,762,814	2,754,960
Degreed, Inc.(1) (3)	Software & Tech Services	Term Loan	7.17% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,108,256	5,101,494
Dispatch Track, LLC(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(2,267)	—
Dispatch Track, LLC(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,759,478	9,849,936
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	5.92% (L + 4.25%)	07/30/2025	3,309,340	3,301,918	3,267,973
EET Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	—	(12,379)	(17,270)
EET Buyer, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	6,890,667	6,767,188	6,718,400
EnterpriseDB Corporation(4) (5)	Software & Tech Services	Revolver	7.90% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/21/2026	—	(10,103)	—
EnterpriseDB Corporation(1) (2) (3)	Software & Tech Services	Term Loan	7.90% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/21/2026	8,075,736	7,997,542	8,318,008
EnterpriseDB Corporation(1) (2)	Software & Tech Services	Term Loan	7.90% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/21/2026	6,364,842	6,253,009	6,555,787
EnterpriseDB Corporation(1) (3)	Software & Tech Services	Term Loan	7.90% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/21/2026	4,627,478	4,558,781	4,766,302
Exterro, Inc.(4) (5)	Software & Tech Services	Revolver	7.10% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(1,617)	—
Exterro, Inc.(2) (3)	Software & Tech Services	Term Loan	7.10% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,166,272	6,237,900
Exterro, Inc.(1) (2)	Software & Tech Services	Term Loan	7.10% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,742,446	5,809,123
Exterro, Inc.(1)	Software & Tech Services	Term Loan	7.10% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,774,326	2,793,450
Faithlife, LLC(1) (2) (4)	Software & Tech Services	Delayed Draw Term Loan	7.76% (L + 5.50%; 1.00% Floor)	09/18/2025	1,688,656	1,649,499	1,688,656
Faithlife, LLC(4) (5)	Software & Tech Services	Revolver	7.76% (L + 5.50%; 1.00% Floor)	09/18/2025	—	(3,617)	—
Faithlife, LLC(1) (2)	Software & Tech Services	Term Loan	7.76% (L + 5.50%; 1.00% Floor)	09/18/2025	725,190	715,749	725,190
Genesis Acquisition Co.(3)	Software & Tech Services	Revolver	6.25% (L + 4.00%)	07/31/2024	202,400	200,948	197,340
Genesis Acquisition Co.(1) (2)	Software & Tech Services	Term Loan	6.25% (L + 4.00%)	07/31/2024	1,367,873	1,357,552	1,333,676
Greenhouse Software, Inc.(4) (5)	Software & Tech Services	Revolver	8.10% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(21,768)	(6,161)
Greenhouse Software, Inc.(2) (3)	Software & Tech Services	Term Loan	8.10% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,156,447	12,314,961
GS AcquisitionCo, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(1,593)	(22,287)
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Revolver	8.63% (L + 5.75%; 1.00% Floor)	05/22/2026	114,174	111,591	105,040
GS AcquisitionCo, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.25% (L + 5.75%; 1.00% Floor)	05/22/2026	9,263,662	9,223,559	8,985,752
Iodine Software, LLC(2) (3)	Software & Tech Services	Delayed Draw Term Loan	9.38% (L + 6.50%; 1.00% Floor)	05/19/2027	9,012,903	8,864,665	8,967,838
Iodine Software, LLC(4) (5)	Software & Tech Services	Revolver	9.38% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(20,127)	(6,137)
Iodine Software, LLC(1) (2)	Software & Tech Services	Term Loan	9.38% (L + 6.50%; 1.00% Floor)	05/19/2027	5,983,381	5,885,270	5,953,464
Kaseya Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	8.29% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(9,523)	(4,776)
Kaseya Inc.(4) (5)	Software & Tech Services	Revolver	8.29% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(4,761)	(9,552)
Kaseya Inc.(1) (2)	Software & Tech Services	Term Loan	8.29% (S + 5.75%; 0.75% Floor)	06/25/2029	10,506,804	10,349,682	10,349,202
Mavenlink, Inc.(4) (5)	Software & Tech Services	Revolver	7.12% (L + 6.00%; 0.75% Floor)	06/03/2027	—	(32,215)	(31,322)
Mavenlink, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.12% (L + 6.00%; 0.75% Floor)	06/03/2027	15,034,451	14,763,847	14,771,348

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.01% (L + 4.75%; 1.00% Floor)	04/21/2027	$—	$(27,447)	$—
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	7.01% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(14,086)	—
Moon Buyer, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.01% (L + 4.75%; 1.00% Floor)	04/21/2027	6,336,852	6,260,154	6,336,852
Mykaarma Acquisition LLC(4) (5)	Software & Tech Services	Revolver	7.87% (S + 6.25%; 1.00% Floor)	03/21/2028	—	(11,329)	(10,381)
Mykaarma Acquisition LLC(2) (3)	Software & Tech Services	Term Loan	7.87% (S + 6.25%; 1.00% Floor)	03/21/2028	5,988,997	5,874,758	5,884,190
Navigate360, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.61% (S + 5.00%; 1.00% Floor)	03/17/2027	—	(17,099)	—
Navigate360, LLC(4) (5)	Software & Tech Services	Revolver	6.61% (S + 5.00%; 1.00% Floor)	03/17/2027	—	(11,403)	(6,042)
Navigate360, LLC(3)	Software & Tech Services	Term Loan	6.61% (S + 5.00%; 1.00% Floor)	03/17/2027	4,219,072	4,138,885	4,176,881
Netwrix Corporation And Concept Searching Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(6,315)	(19,369)
Netwrix Corporation And Concept Searching Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	6.50% (S + 5.00%; 0.75% Floor)	06/11/2029	—	—	—
Netwrix Corporation And Concept Searching Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,526)	(7,748)
Netwrix Corporation And Concept Searching Inc.(1) (2)	Software & Tech Services	Term Loan	6.50% (S + 5.00%; 0.75% Floor)	06/11/2029	7,408,631	7,384,476	7,334,544
PerimeterX, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	5.67% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(15,228)	—
PerimeterX, Inc.(4) (5)	Software & Tech Services	Revolver	5.67% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(1,899)	6,289
PerimeterX, Inc.(3)	Software & Tech Services	Term Loan	5.67% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,864,021	2,841,679	2,928,461
Ranger Buyer, Inc.(4)	Software & Tech Services	Revolver	8.00% (L + 5.75%; 0.75% Floor)	11/18/2027	239,847	218,200	239,847
Ranger Buyer, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	8.00% (L + 5.75%; 0.75% Floor)	11/18/2028	14,354,813	14,087,730	14,354,813
Sauce Labs, Inc.(3)	Software & Tech Services	Delayed Draw Term Loan	7.32% (L + 5.50%; 1.00% Floor)	08/16/2027	1,922,732	1,889,703	1,893,891
Sauce Labs, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(22,032)	(22,431)
Sauce Labs, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	5,127,286	5,037,213	5,050,376
Securonix, Inc.(4) (5)	Software & Tech Services	Revolver	7.25% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(25,892)	(26,921)
Securonix, Inc.(2) (3)	Software & Tech Services	Term Loan	7.25% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,402,470	8,396,754
Sirsi Corporation(4) (5)	Software & Tech Services	Revolver	6.17% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(3,012)	(2,769)
Sirsi Corporation(1) (2)	Software & Tech Services	Term Loan	6.17% (L + 4.50%; 1.00% Floor)	03/15/2024	6,939,221	6,899,057	6,904,525
Smartlinx Solutions, LLC(4) (5)	Software & Tech Services	Revolver	8.25% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(3,224)	(5,195)
Smartlinx Solutions, LLC(1) (2) (3)	Software & Tech Services	Term Loan	8.25% (L + 6.00%; 1.00% Floor)	03/04/2026	5,649,223	5,578,491	5,592,731
Smartlinx Solutions, LLC	Software & Tech Services	Term Loan	8.25% (L + 6.00%; 1.00% Floor)	03/04/2026	495,615	486,132	490,658
Soladoc, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.26% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(23,339)	(23,557)
Soladoc, LLC(4) (5)	Software & Tech Services	Revolver	7.26% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(11,670)	(11,778)
Soladoc, LLC(1) (2)	Software & Tech Services	Term Loan	7.26% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,772,526	5,771,441
SugarCRM, Inc.(4) (5)	Software & Tech Services	Revolver	8.17% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(1,946)	(3,102)
SugarCRM, Inc.(1) (3)	Software & Tech Services	Term Loan	8.17% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,235,812	4,226,136
Sundance Group Holdings, Inc(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	07/02/2027	—	(29,748)	(17,736)
Sundance Group Holdings, Inc(4)	Software & Tech Services	Revolver	8.50% (L + 6.25%; 1.00% Floor)	07/02/2027	756,747	732,929	735,464
Sundance Group Holdings, Inc(2) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,625,690	11,646,815
Swiftpage, Inc.(4) (5)	Software & Tech Services	Revolver	8.17% (L + 6.50%; 1.00% Floor)	06/13/2023	—	(873)	(9,013)
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	8.17% (L + 6.50%; 1.00% Floor)	06/13/2023	2,433,419	2,424,662	2,336,082
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	8.17% (L + 6.50%; 1.00% Floor)	06/13/2023	223,993	222,851	215,034
Sysnet North America, Inc.(3)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 5.00%; 1.00% Floor)	12/01/2026	1,268,334	1,256,268	1,268,334
Sysnet North America, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.25% (L + 5.00%; 1.00% Floor)	12/01/2026	7,648,829	7,566,493	7,648,829
Telcor Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,755)	(4,361)
Telcor Buyer, Inc.(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/20/2027	9,304,625	9,184,470	9,165,056
Telesoft Holdings, LLC(4)	Software & Tech Services	Revolver	7.42% (L + 5.75%; 1.00% Floor)	12/16/2025	31,833	23,999	30,341
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Term Loan	8.63% (L + 5.75%; 1.00% Floor)	12/16/2025	5,834,370	5,756,023	5,819,784
TRGRP, Inc.(4) (5)	Software & Tech Services	Revolver	9.25% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(1,797)	—
TRGRP, Inc.(2)	Software & Tech Services	Term Loan	9.25% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,351,604	2,310,721	2,351,604
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	9.25% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,119,570	1,112,561	1,119,570
TRGRP, Inc.(2) (3)	Software & Tech Services	Term Loan	9.25% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	5,011,737	4,977,283	5,011,737
Ungerboeck Systems International, LLC(3)	Software & Tech Services	Delayed Draw Term Loan	7.67% (L + 6.00%; 1.00% Floor)	04/30/2027	690,794	690,794	690,794
Ungerboeck Systems International, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	7.67% (L + 6.00%; 1.00% Floor)	04/30/2027	322,391	318,413	322,391
Ungerboeck Systems International, LLC(4) (5)	Software & Tech Services	Revolver	7.67% (L + 6.00%; 1.00% Floor)	04/30/2027	—	(1,961)	—
Ungerboeck Systems International, LLC(2) (3)	Software & Tech Services	Term Loan	7.67% (L + 6.00%; 1.00% Floor)	04/30/2027	2,717,277	2,683,781	2,717,277

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Vectra AI, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.82% (L + 5.75%; 1.00% Floor)	03/18/2026	$—	$(21,685)	$(29,095)
Vectra AI, Inc.(4) (5)	Software & Tech Services	Revolver	7.82% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(4,337)	(5,819)
Vectra AI, Inc.(2) (3)	Software & Tech Services	Term Loan	7.82% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,196,454	3,177,155
Vehlo Purchaser, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.61% (S + 5.00%; 0.75% Floor)	05/24/2028	—	(45,562)	(46,464)
Vehlo Purchaser, LLC(4) (5)	Software & Tech Services	Revolver	6.61% (S + 5.00%; 0.75% Floor)	05/24/2028	—	(18,227)	(18,586)
Vehlo Purchaser, LLC(1) (2) (3)	Software & Tech Services	Term Loan	6.61% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	21,974,588	21,968,118
Velocity Purchaser Corporation(4) (5)	Software & Tech Services	Revolver	7.76% (S + 6.00%; 1.00% Floor)	12/01/2023	—	(333)	—
Velocity Purchaser Corporation(1) (2)	Software & Tech Services	Term Loan	7.76% (S + 6.00%; 1.00% Floor)	12/01/2023	4,765,411	4,744,002	4,765,411
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.76% (S + 6.00%; 1.00% Floor)	12/01/2023	600,106	598,699	600,106
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.76% (S + 6.00%; 1.00% Floor)	12/01/2023	2,412,446	2,407,872	2,412,446
Veracross LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	9.50% (L + 2.00%; 5.25% PIK; 1.00% Floor)	12/28/2027	—	(15,319)	(4,172)
Veracross LLC(4) (5)	Software & Tech Services	Revolver	9.50% (L + 2.00%; 5.25% PIK; 1.00% Floor)	12/28/2027	—	(20,436)	(13,907)
Veracross LLC(3)	Software & Tech Services	Term Loan	9.50% (L + 2.00%; 5.25% PIK; 1.00% Floor)	12/28/2027	12,580,654	12,355,838	12,423,396
Dillon Logistics, Inc.(14)	Transport & Logistics	Revolver	9.50% (P + 6.00%; 1.00% Floor)	12/11/2023	807,198	747,463	53,501
Dillon Logistics, Inc.(14)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,978,285	2,570,126	197,401

Total U.S.1st Lien/Senior Secured Debt						977,408,884	972,152,046
2nd Lien/Junior Secured Debt—2.53%
Conterra Ultra Broadband Holdings, Inc.(1) (2)	Digital Infrastructure & Services	Term Loan	9.62% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,470,730	6,537,710
Brave Parent Holdings, Inc.(1)	Software & Tech Services	Term Loan	9.17% (L + 7.50%)	04/17/2026	1,230,107	1,214,516	1,214,730
Symplr Software, Inc.(1) (2)	Software & Tech Services	Term Loan	10.03% (S + 7.875%; 0.75% Floor)	12/22/2028	3,130,634	3,080,055	3,052,369

Total U.S. 2nd Lien/Junior Secured Debt						10,765,301	10,804,809

Total U.S. Corporate Debt						988,174,185	982,956,855
Canadian Corporate Debt—4.24%
1st Lien/Senior Secured Debt—4.24%
McNairn Holdings Ltd.(1) (20)	Business Services	Term Loan	8.17% (L + 5.00%; 1.50% PIK; 1.00% Floor)	11/25/2025	794,827	789,401	745,150
Syntax Systems Ltd(1) (2) (20)	Digital Infrastructure & Services	Term Loan	7.17% (L + 5.50%; 0.75% Floor)	10/29/2028	8,817,966	8,737,336	8,685,696
Syntax Systems Ltd(4) (20)	Digital Infrastructure & Services	Revolver	6.69% (L + 5.50%; 0.75% Floor)	10/29/2026	542,650	534,190	528,046
Syntax Systems Ltd(4) (5) (20)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.17% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(22,087)	(36,512)
Banneker V Acquisition, Inc.(2) (3) (20)	Software & Tech Services	Term Loan	7.60% (L + 6.00%; 1.00% Floor)	12/04/2025	7,141,454	7,032,803	7,141,454
Banneker V Acquisition, Inc.(4) (5) (20)	Software & Tech Services	Revolver	7.60% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(3,585)	—
Banneker V Acquisition, Inc.(2) (20)	Software & Tech Services	Delayed Draw Term Loan	7.63% (L + 6.00%; 1.00% Floor)	12/04/2025	1,029,419	1,015,160	1,029,419

Total Canadian 1st Lien/Senior Secured Debt						18,083,218	18,093,253

Total Canadian Corporate Debt						18,083,218	18,093,253

Portfolio Company	Class/Series	Industry			Shares	Cost	Fair Value
U.S. Preferred Stock—3.83%
Global Radar Holdings, LLC(21) (22)	LLC Units	Business Services			125	$367,615	$561,425
Bowline Topco LLC(22) (23)	LLC Units	Energy			2,946,390	2,002,277	4,459,063
SBS Ultimate Holdings, LP(22)	Class A	Healthcare & HCIT			217,710	861,878	90,583
Concerto Health AI Solutions, LLC(22) (24)	Series B-1	Software & Tech Services			65,614	349,977	444,146
Alphasense, Inc.(20) (22)	Series C	Software & Tech Services			23,961	369,843	485,555
Datarobot, Inc.(22)	Series E	Software & Tech Services			38,190	289,278	481,699
Datarobot, Inc.(22)	Series F	Software & Tech Services			6,715	88,248	101,405
Degreed, Inc.(22)	Series C-1	Software & Tech Services			43,819	278,541	599,173

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair Value
Degreed, Inc.(22)	Series D	Software & Tech Services	16,943	$278,308	$278,308
Heap, Inc.(22)	Series D	Software & Tech Services	17,425	147,443	147,443
Heap, Inc.(22)	Series C	Software & Tech Services	189,617	696,351	1,236,740
Knockout Intermediate Holdings I, Inc.(22)	Perpetual	Software & Tech Services	1,345	1,311,760	1,311,765
Mcafee(22) (25) (26)	Class A	Software & Tech Services	821,396	821,396	1,043,173
Netskope, Inc.(22)	Series G	Software & Tech Services	36,144	302,536	414,823
PerimeterX, Inc.(22)	Series D	Software & Tech Services	282,034	838,601	841,054
Phenom People, Inc.(22)	Series C	Software & Tech Services	35,055	220,610	524,611
Protoscale Rubrik, LLC(22)	Class B	Software & Tech Services	25,397	598,212	643,692
Swyft Parent Holdings LP(27)	LP Interests	Software & Tech Services	850,470	811,438	804,846
Symplr Software Intermediate Holdings, Inc.(22)	Series A	Software & Tech Services	1,196	1,160,532	1,784,690
Vectra AI, Inc(22)	Series F	Software & Tech Services	17,064	131,095	112,626

Total U.S. Preferred Stock				11,925,939	16,366,820
U.S. Common Stock—2.53%
Leeds FEG Investors, LLC(22)	Class A	Consumer Discretionary	320	$321,309	$289,572
Pacific Bells, LLC(22) (26) (28)	LP Interests	Consumer Non-Cyclical	829,314	829,314	829,314
Freddy’s Frozen Custard, LLC(22) (29)	LP Interests	Consumer Non-Cyclical	72,483	72,483	111,412
Nestle Waters North America, Inc.(22) (26) (30)	LP Interests	Consumer Non-Cyclical	341,592	98,394	717,343
8x8, Inc.(20) (22) (31)	Common Units	Digital Infrastructure & Services	7,886	170,890	40,613
AB Equity Investors, L.P.(22) (26)	LP Interests	Digital Infrastructure & Services	—	403,051	403,051
Avant Communications, LLC(32)	Class A	Digital Infrastructure & Services	236,307	236,307	240,121
MSP Global Holdings, Inc(22)	Class A	Digital Infrastructure & Services	333,937	333,937	294,275
NEPCORE Parent Holdings, LLC(22)	Class A	Digital Infrastructure & Services	82	81,530	99,599
Neutral Connect, LLC(22) (33)	LLC Units	Digital Infrastructure & Services	396,513	439,931	411,481
Thrive Parent, LLC(22)	Class L	Digital Infrastructure & Services	100,219	263,195	342,718
Agape Care Group(22) (34)	LP Interests	Healthcare & HCIT	590,203	590,203	627,522
Community Based Care Holdings, LP(22)	LP Interests	Healthcare & HCIT	161	160,506	166,452
GSV Medsuite Investments, LLC(22)	Class A	Healthcare & HCIT	86,555	86,555	87,247
Health Platform Group, Inc	Earn Out	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition(20) (22) (31)	Class A	Healthcare & HCIT	28,158	281,580	277,413
Healthcare Services Acquisition(20) (22)	Class B	Healthcare & HCIT	15,183	46	46
INH Group Holdings, Inc.(22)	Class A	Healthcare & HCIT	484,552	484,552	231,403
Medical Management Resource Group, LLC(22) (35)	Class B	Healthcare & HCIT	34,492	34,492	35,452
nThrive, LLC(22) (26) (36)	LP Interests	Healthcare & HCIT	812,734	812,734	812,734
Redwood Family Care Network, Inc.(22) (37)	Class A	Healthcare & HCIT	66	66,000	65,874
REP AOM Holdings, LLC(22) (38)	Class A	Healthcare & HCIT	290,393	290,393	372,197
American Safety Holdings Corp.(22) (39)	LP Interests	Software & Tech Services	167,509	190,658	290,261
Brightspot Holdco, LLC(22)	LLC Units	Software & Tech Services	433,207	433,207	416,367
EnterpriseDB Corporation(22) (26) (40)	LLC Units	Software & Tech Services	417,813	417,813	1,385,885
GSV Vehlo Investments, LLC(22)	Class A	Software & Tech Services	150,297	150,297	150,297
Moon Topco L.P.(22)	Class A	Software & Tech Services	36	35,998	56,388
Mykaarma Acquisition LLC(22)	Class A	Software & Tech Services	257,031	257,031	256,445
Palms Co-Investment Partners, L.P.(22) (41)	LP Interests	Software & Tech Services	261,450	261,450	261,450

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

Portfolio Company	Class/Series	Industry		Shares	Cost	Fair Value
Ranger Lexipol Holdings, LLC(22) (26)	Class B	Software & Tech Services		433	$—	$9,474
Ranger Lexipol Holdings, LLC(22) (26)	Class A	Software & Tech Services		433	433,207	442,958
Samsara Networks, Inc.(20) (22) (31)	Class A	Software & Tech Services		33,451	369,998	373,648
Stripe, Inc.(22)	Class B	Software & Tech Services		4,158	166,854	138,025
Swyft Parent Holdings LP(27)	LP Interests	Software & Tech Services		4,485	—	53,048
Omni Logistics, LLC(42)	LP Interests	Transport & Logistics		193,770	193,770	504,545

Total U.S. Common Stock					8,967,685	10,794,630
Canadian Common Stock—0.06%
Auvik Topco Holdings, Inc(20) (22) (26) (43)	LP Interests	Software & Tech Services		244,920	244,920	244,920

Total Canadian Common Stock					244,920	244,920
U.S. Warrants—0.19%
Healthcare Services Acquisition, expire 12/31/2027(20) (22) (31)	Class A	Healthcare & HCIT		23,721	23,721	2,372
Healthcare Services Acquisition, expire 12/31/2027(20) (22)	Class B	Healthcare & HCIT		14,079	—	—
SBS Ultimate Holdings, LP, expire 09/18/2030(22)	Class A	Healthcare & HCIT		17,419	—	—
Alphasense, Inc., expire 05/29/2027(20) (22)	Series B	Software & Tech Services		40,394	35,185	485,569
Degreed, Inc., expire 04/11/2028(22)	Series D	Software & Tech Services		7,624	—	40,577
Degreed, Inc., expire 05/31/2026(22)	Series C -1	Software & Tech Services		26,294	46,823	214,149
PerimeterX, Inc., expire 12/31/2031(22)	Series D	Software & Tech Services		10,850	7,595	4,158
Vectra AI, Inc., expire 03/18/2031(22)	Series F	Software & Tech Services		35,156	58,189	81,048

Total U.S. Warrants					171,513	827,873
United Kingdom Warrants—0.09%
GlobalWebIndex, Inc., expire 12/30/2027(22)	Preferred Units	Software & Tech Services		8,832	159,859	406,301

Total United Kingdom Warrants					159,859	406,301

TOTAL INVESTMENTS—241.05%(44)					$1,027,727,319	$1,029,690,652

Cash Equivalents—2.88%
U.S. Investment Companies—2.88%
Blackrock T Fund I(31) (45)	Money Market	Money Market Portfolio	0.17%(46)	12,294,281	$12,294,281	$12,294,281

Total U.S. Investment Companies					12,294,281	12,294,281

Total Cash Equivalents					12,294,281	12,294,281
LIABILITIES IN EXCESS OF OTHER ASSETS—(143.93%)						$(614,821,216)

NET ASSETS—100.00%						$427,163,717

(++)

Unless otherwise indicated, all securities represent co-investments made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

+

As of June 30, 2022, qualifying assets represented 97.27% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*

Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^

Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR and SOFR loans are typically indexed to 30-day, 60-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. LIBOR and SOFR loans may be subject to interest floors. As of June 30, 2022, rates for weekly 1M L, 3M L 6M L, 1M S, 3M S and 6M S are 1.79%, 2.29%, 2.94%, 1.67%, 2.09% and 2.59%, respectively. As of June 30, 2022, the U.S. Prime rate was 4.75%.

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

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(Unaudited)

(5)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(6)	$72,677 of the funded par amount accrues interest at 11.00% (P+6.25%; 2.00% Floor).
(7)	$173,488 of the funded par amount accrues interest at 6.65% (L+5.50%; 1.00% Floor).
(8)	Saturn Borrower Inc. has been renamed to Stratus Networks, Inc. in 2022.
(9)	$125,412 of the funded par amount accrues interest at 9.00% (P + 4.25%; 2.00% Floor).
(10)	TA/WEG Holdings, LLC has been renamed to Wealth Enhancement Group, LLC in 2022.
(11)	MedMark Services, Inc. has been renamed to BAART Programs, Inc. in 2022.
(12)	Millin Purchaser LLC. has been renamed to Medsuite Purchaser, LLC in 2022.
(13)	$30,725 of the funded par amount accrues interest at 7.75% (P + 3.00%; 2.00% Floor).
(14)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(15)	$298,596 of the funded par amount accrues interest at 7.13% (L+5.50%; 1.00% Floor).
(16)	$143,919 of the funded par amount accrues interest at 7.13% (L+5.75%; 1.00% Floor).
(17)	$172,633 of the funded par amount accrues interest at 7.12% (S + 5.50%; 1.00% Floor).
(18)	Dude Solutions Holdings, Inc. has been renamed to Brightly Software Holdings, Inc. in 2022.
(19)	Cybergrants Holdings, LLC has been renamed to Bonterra LLC in 2022.
(20)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(21)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC, an affiliate of the Fund.
(22)	Non-income producing investment.
(23)	Bowline Topco LLC is held through ABPCIC BE Holdings, LLC, an affiliate of the Fund.
(24)	Concerto Health AI Solutions, LLC is held through ABPCIC Concerto Holdings LLC, an affiliate of the Fund.
(25)	Position or portion thereof is held by Magenta Blocker Aggregator LP, which is held by ABPCIC Equity Holdings, LLC.
(26)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(27)	Position or portion thereof is held by ABPCIC Swyft Holdings LLC, an affiliate of the Fund, which is held by ABPCIC Equity Holdings, LLC.
(28)	Position or portion thereof is held by Orangewood WWB Co-Invest, L.P. which is held by ABPCIC Equity Holdings, LLC.
(29)	Position or portion thereof is held by Freddy’s Acquisition, LP.
(30)	Position or portion thereof is held by ORCP III Triton Co-Investors, L.P. which is held by ABPCIC Equity Holdings, LLC.
(31)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(32)	Position or portion thereof is held by Pamlico Avant Holdings L.P. which is held by ABPCIC Avant, LLC, an affiliate of the Fund.
(33)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC, an affiliate of the Fund.
(34)	Position or portion thereof is held by REP Coinvest III AGP Blocker, L.P. which is held by ABPCIC Equity Holdings, LLC.
(35)	Medical Management Resource Group, LLC is held through Advantage AVP Parent Holdings, L.P.
(36)	nThrive is held through Falcon Co-Investment Partners, L.P.
(37)	Redwood Family Care Network, Inc. is held through RCFN Parent, LP.
(38)	Position or portion thereof is held by ABPCIC AOM LLC, an affiliate of the Fund.
(39)	Position or portion thereof is held by REP Coinvest III Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(40)	Position or portion thereof is held by GHP E Aggregator, LLC.
(41)	Position or portion thereof is held by ABPCIC Equity Holdings, LLC.
(42)	Position or portion thereof is held by REP Coinvest III-A Omni, L.P. which is held by ABPCIC Equity Holdings, LLC.
(43)	Position or portion thereof is held by GHP SPV-2, L.P., which is held by ABPCIC Equity Holdings, LLC.
(44)

Aggregate gross unrealized appreciation for federal income tax purposes is $14,756,703; aggregate gross unrealized depreciation for federal income tax purposes is $12,793,370. Net unrealized appreciation is $1,963,333 based upon a tax cost basis of $1,027,727,319.

(45)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(46)	The rate shown is the annualized seven-day yield as of June 30, 2022.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind
S	-	SOFR

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value—257.77% (++) + * # ^

U.S. Corporate Debt—244.00%

1st Lien/Senior Secured Debt—240.92%
AmerCareRoyal, LLC(1)	Business Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$526,726	$522,476	$492,489
AmerCareRoyal, LLC(2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	542,157	537,783	506,917
AmerCareRoyal, LLC(1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	4,369,977	4,340,035	4,085,928
BEP Borrower Holdco, LLC(2) (3)	Business Services	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	1,272,200	1,260,728	1,272,200
BEP Borrower Holdco, LLC(4) (5)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(3,190)	—
BEP Borrower Holdco, LLC(1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,392,534	3,365,460	3,392,534
Engage2Excel, Inc.(1) (4)	Business Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	373,874	371,898	370,041
Engage2Excel, Inc.(1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,037,292	1,030,411	1,026,919
Engage2Excel, Inc.(1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,989,244	2,972,409	2,959,351
Global Radar Holdings, LLC(4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	—	(1,874)	—
Global Radar Holdings, LLC(2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	7,494,115	7,370,436	7,494,115
Metametrics, Inc.(4)	Business Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	260,473	252,392	260,473
Metametrics, Inc.(1) (2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,668,040	4,731,059
MSM Acquisitions, Inc.(4) (5)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	—	(14,764)	—
MSM Acquisitions, Inc.(2)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	3,035,769	2,982,201	3,020,590
MSM Acquisitions, Inc.(4)	Business Services	Revolver	8.25% (P + 5.00%; 2.00% Floor)	12/09/2026	113,317	93,015	107,191
MSM Acquisitions, Inc.(1) (2) (3)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	8,295,612	8,164,830	8,254,134
Rep Tec Intermediate Holdings, Inc.(4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	—	(12,973)	—
Rep Tec Intermediate Holdings, Inc.(1) (2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	14,386,927	14,150,969	14,386,927
Valcourt Holdings II, LLC(1) (4)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	629,494	604,560	629,494
Valcourt Holdings II, LLC(2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	2,668,148	2,620,810	2,668,148
Valcourt Holdings II, LLC(1) (2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	6,343,167	6,233,173	6,343,167
AEG Holding Company, Inc.(1)	Consumer Discretionary	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,056,538	1,049,248	1,056,538
AEG Holding Company, Inc.(4) (5)	Consumer Discretionary	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(8,444)	—
AEG Holding Company, Inc.(3)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,838,542	1,821,998	1,838,542
AEG Holding Company, Inc.(1)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	5,710,726	5,669,850	5,710,726
Ampler QSR Holdings, LLC(2) (3)	Consumer Non-Cyclical	Term Loan	6.88% (L + 5.88%; 1.00% Floor)	07/21/2027	12,471,832	12,240,157	12,284,755
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,178,697	1,171,653	1,046,094
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	945,093	944,188	838,770
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,647,736	1,637,867	1,462,365
Captain D’s, Inc.(4) (5)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	—	(713)	—
Captain D’s, Inc.(1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,922,514	1,929,660
Freddy’s Frozen Custard, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(4,461)	—
Freddy’s Frozen Custard, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	4,908,524	4,855,157	4,908,524
Krispy Krunchy Foods, L.L.C(4) (5)	Consumer Non-Cyclical	Revolver	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	—	(19,108)	(19,498)
Krispy Krunchy Foods, L.L.C(2) (3)	Consumer Non-Cyclical	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	11,698,611	11,469,309	11,464,639
Mathnasium LLC(4)	Consumer Non-Cyclical	Revolver	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	74,259	73,987
Mathnasium LLC(1) (2)	Consumer Non-Cyclical	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	5,440,202	5,333,666	5,331,398
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	118,340	114,494	114,494
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	239,084	231,313	231,313
PF Growth Partners, LLC(1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	1,991,362	1,978,641	1,926,643
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Delayed Draw Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(10,528)	(10,561)
TBG Food Acquisition Corp(4) (5)	Consumer Non-Cyclical	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(2,632)	(2,640)
TBG Food Acquisition Corp(1) (2)	Consumer Non-Cyclical	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	6,600,651	6,534,791	6,534,645
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(28,548)	—
5 Bars, LLC(4) (5)	Digital Infrastructure & Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(5,353)	—
5 Bars, LLC(3)	Digital Infrastructure & Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	4,742,121	4,700,796	4,742,121

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Avant Communications, LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	$—	$(11,145)	$(11,338)
Avant Communications, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	5,102,189	5,001,883	5,000,145
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(38,875)	(77,749)
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(27,795)	(55,591)
Bridgepointe Technologies, LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(15,550)	(15,550)
Bridgepointe Technologies, LLC(1) (2)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	4,789,366	4,693,578	4,693,578
Coretelligent Intermediate LLC(4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	—	—
Coretelligent Intermediate LLC(4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	(18,391)	(18,996)
Coretelligent Intermediate LLC(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	8,029,110	7,912,508	7,908,673
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	112,240	111,547	111,679
EvolveIP, LLC(4)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	56,687	53,206	53,852
EvolveIP, LLC(1)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	6,500,813	6,458,027	6,468,309
Fatbeam, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC(4)	Digital Infrastructure & Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	257,540	245,467	231,786
Fatbeam, LLC(2) (3)	Digital Infrastructure & Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	6,438,490	6,316,842	6,180,951
Firstdigital Communications LLC(4) (5)	Digital Infrastructure & Services	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	—	(31,481)	(31,735)
Firstdigital Communications LLC(2) (3)	Digital Infrastructure & Services	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,375,102	13,372,924
Fuze, Inc.(2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	2,249,398	1,882,144	2,606,495
Fuze, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	—	(3,038)	29,436
Fuze, Inc.(1) (3)	Digital Infrastructure & Services	Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	9,593,090	9,562,149	11,289,986
MBS Holdings, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(17,253)	(4,871)
MBS Holdings, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	10,468,423	10,283,024	10,416,080
NI Topco, Inc(4)	Digital Infrastructure & Services	Revolver	4.35% (L + 4.25%)	12/28/2026	244,622	226,764	226,764
NI Topco, Inc(2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/28/2028	6,689,537	6,539,022	6,539,022
Saturn Borrower Inc(4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	—	(39,305)	(79,208)
Saturn Borrower Inc(4)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	244,224	224,571	224,422
Saturn Borrower Inc(2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,762,366	7,762,366
Single Digits, Inc.(2)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	601,500	599,101	595,485
Single Digits, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(1,656)	(4,161)
Single Digits, Inc.(1)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,229,305	3,214,249	3,197,012
Thrive Buyer, Inc.(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	4,699,600	4,543,576	4,678,788
Thrive Buyer, Inc.(4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	—	(19,914)	(2,774)
Thrive Buyer, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	11,885,159	11,678,026	11,855,446
Towerco IV Holdings, LLC(1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.63% (L + 5.63%; 1.00% Floor)	04/23/2026	13,200,903	13,015,634	13,035,063
Transtelco Holding, Inc.(2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605
Transtelco Holding, Inc.(1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Accelerate Resources Operating, LLC(4) (5)	Energy	Revolver	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	$—	$(5,804)	$—
Accelerate Resources Operating, LLC(1)	Energy	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	4,233,665	4,174,582	4,233,665
Bowline Energy, LLC(1)	Energy	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	08/09/2025	3,501,384	3,463,180	3,501,384
Foundation Risk Partners, Corp.(4)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	1,221,250	1,208,400	1,205,221
Foundation Risk Partners, Corp.(4) (5)	Financials	Revolver	6.50% (L + 5.75%; 0.75% Floor)	10/29/2027	—	(12,430)	(12,976)
Foundation Risk Partners, Corp.(1) (2) (3)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	9,831,060	9,712,835	9,708,172
Galway Borrower, LLC(4) (5)	Financials	Delayed Draw Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(5,470)	(5,679)
Galway Borrower, LLC(4) (5)	Financials	Revolver	6.00% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(5,186)	(5,408)
Galway Borrower, LLC(1) (2)	Financials	Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	3,762,793	3,694,870	3,687,538
Higginbotham Insurance Agency, Inc.(2) (4)	Financials	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	408,722	392,084	389,995
Higginbotham Insurance Agency, Inc.(1) (2) (3)	Financials	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	8,124,520	8,025,805	8,043,274
Purchasing Power, LLC(1)	Financials	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	02/06/2024	2,143,137	2,124,747	2,137,779
TA/WEG Holdings, LLC(4)	Financials	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	3,369,460	3,349,421	3,369,460
TA/WEG Holdings, LLC(4)	Financials	Revolver	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	146,272	144,546	146,272
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(80,707)	(162,172)
AAH Topco, LLC(4) (5)	Healthcare & HCIT	Revolver	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(15,672)	(7,873)
AAH Topco, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	7,651,890	7,499,432	7,498,853
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	968,734	968,067	968,734
American Physician Partners, LLC(4)	Healthcare & HCIT	Revolver	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	346,322	346,034	346,322
American Physician Partners, LLC(2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	1,110,657	1,110,051	1,110,657
American Physician Partners, LLC(1)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	5,135,852	5,132,311	5,135,852
American Physician Partners, LLC(1) (2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	2,061,589	2,046,516	2,061,589
Analogic Corporation(4)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	122,222	121,007	115,271
Analogic Corporation(1) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,096,111	2,077,718	2,027,987
Caregiver 2, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	1,302,812	1,273,771	1,275,272
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	677,662	667,618	665,803
Caregiver 2, Inc.(3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	4,721,319	4,651,344	4,638,696
Caregiver 2, Inc.(2)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	646,610	635,095	635,294
Choice Health At Home, LLC,(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	—	(17,314)	(34,628)
Choice Health At Home, LLC,(1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	2,697,942	2,657,473	2,657,473
Coding Solutions Acquisition, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	—	(20,474)	(18,330)
Coding Solutions Acquisition, Inc.(4)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2025	69,828	67,954	68,955
Coding Solutions Acquisition, Inc.(2) (3)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	7,834,654	7,701,591	7,775,894
Community Based Care Acquisition, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	305,358	284,793	305,358
Community Based Care Acquisition, Inc.(4) (6)	Healthcare & HCIT	Revolver	7.75% (P + 4.50%; 2.00% Floor)	09/16/2027	475,097	458,641	468,619
Community Based Care Acquisition, Inc.(1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	5,342,252	5,237,300	5,302,185
Delaware Valley Management Holdings, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	—	(21,173)	(121,182)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	532,717	475,856
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	3,492,300	3,458,909	3,090,686
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	4.85% (L + 4.75%)	05/15/2026	1,067,934	1,060,499	1,067,934
Ethos Veterinary Health, LLC(1)	Healthcare & HCIT	Term Loan	4.85% (L + 4.75%)	05/15/2026	2,268,405	2,252,839	2,268,405
FH MD Buyer, Inc.(1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	07/24/2028	5,520,754	5,466,660	5,479,349
GHA Buyer, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	811,193	798,999	811,193
GHA Buyer, Inc.(4)	Healthcare & HCIT	Revolver	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	317,026	306,311	317,026
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	559,497	551,505	559,497
GHA Buyer, Inc.(1) (3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	5,353,792	5,271,375	5,353,792

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
GHA Buyer, Inc.(3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	$4,635,391	$4,561,173	$4,635,391
GHA Buyer, Inc.(1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	1,957,629	1,941,868	1,957,629
Honor HN Buyer, Inc(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(16,022)	(16,596)
Honor HN Buyer, Inc(4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(6,082)	(6,082)
Honor HN Buyer, Inc(1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	2,643,294	2,592,248	2,590,429
Kindeva Drug Delivery L.P.(4)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	687,973	663,697	641,000
Kindeva Drug Delivery L.P.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,660,091	15,362,567	15,151,138
Medbridge Holdings, LLC(4)	Healthcare & HCIT	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	458,742	435,821	458,742
Medbridge Holdings, LLC(1) (2)	Healthcare & HCIT	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	15,367,872	15,108,285	15,367,872
Medical Management Resource Group, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	—	(15,821)	(11,866)
Medical Management Resource Group, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(6,015)	(5,537)
Medical Management Resource Group, LLC(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	3,850,613	3,776,760	3,783,227
MedMark Services, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	2,175,411	2,106,921	2,105,126
MedMark Services, Inc.(1) (2)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	4,436,254	4,395,637	4,391,892
Millin Purchaser LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(11,782)	(12,247)
Millin Purchaser LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(51,545)	(53,582)
Millin Purchaser LLC(4) (5)	Healthcare & HCIT	Revolver	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(9,819)	(10,206)
Millin Purchaser LLC(1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	4,830,842	4,761,124	4,758,379
OMH-HealthEdge Holdings, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(5,861)	(2,294)
OMH-HealthEdge Holdings, LLC(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	2,143,505	2,103,337	2,132,787
OMH-HealthEdge Holdings, LLC(1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	3,699,295	3,642,231	3,680,799
Pace Health Companies, LLC(4) (5)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(3,316)	—
Pace Health Companies, LLC(1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,304,701	5,274,593	5,304,701
PAW Midco, Inc	Healthcare & HCIT	Term Loan	11.50% (11.50% PIK)	12/22/2031	5,328,115	5,168,684	5,168,271
Pinnacle Dermatology Management, LLC(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	—	(19,022)	(38,407)
Pinnacle Dermatology Management, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	12/08/2026	—	(13,264)	(6,721)
Pinnacle Dermatology Management, LLC(1) (2) (3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,376,956	5,243,342	5,242,532
Pinnacle Treatment Centers, Inc.(2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	347,151	345,134	347,151
Pinnacle Treatment Centers, Inc.(4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,225)	—
Pinnacle Treatment Centers, Inc.(4) (5)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,808)	—
Pinnacle Treatment Centers, Inc.(2) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	4,128,092	4,113,924	4,128,092
Platinum Dermatology Partners, LLC(7)	Healthcare & HCIT	Delayed Draw Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	1,554,536	1,535,303	1,511,786
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Delayed Draw Term Loan	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	2,138,823	2,115,584	2,080,006
Platinum Dermatology Partners, LLC(8)	Healthcare & HCIT	Revolver	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	547,119	539,255	532,073
Platinum Dermatology Partners, LLC(1)	Healthcare & HCIT	Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	3,416,629	3,371,987	3,322,672
RCP Encore Acquisition, Inc.(1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/09/2025	3,468,095	3,446,550	1,387,238
Redwood Family Care Network, Inc.(1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	3,385,701	3,302,759	3,371,026
Redwood Family Care Network, Inc.(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	—	(10,545)	(1,472)
Redwood Family Care Network, Inc.(3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	6,736,256	6,615,591	6,719,416
Salisbury House, LLC(4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	—	(8,365)	(6,725)
Salisbury House, LLC(1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	1,148,658	1,132,381	1,131,428
Salisbury House, LLC(1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,853,666	3,875,393
SCA Buyer, LLC(4)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	257,540	249,657	255,930
SCA Buyer, LLC(2)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	3,834,121	3,785,598	3,834,121
SIS Purchaser, Inc.(4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(16,352)	—
SIS Purchaser, Inc.(2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	2,430,305	2,391,057	2,430,305
SIS Purchaser, Inc.(1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,697,202	12,514,261	12,697,202
Smile Brands, Inc.(3)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	487,856	485,531	482,977

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Smile Brands, Inc.(4)	Healthcare & HCIT	Revolver	6.75% (P + 3.50%; 1.75% Floor)	10/12/2025	$13,899	$12,969	$11,351
Smile Brands, Inc.(1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	1,606,770	1,598,701	1,590,702
Taconic Biosciences, Inc.(2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/01/2026	4,733,001	4,649,471	4,685,671
The Center for Orthopedic and Research Excellence, Inc.(4)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	299,344	285,084	294,993
The Center for Orthopedic and Research Excellence, Inc.(1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	1,153,201	1,147,274	1,147,435
The Center for Orthopedic and Research Excellence, Inc.(4) (9)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	310,739	303,248	307,287
The Center for Orthopedic and Research Excellence, Inc.(1) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	4,893,714	4,837,943	4,869,245
Activ Software Holdings, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(11,606)	(3,244)
Activ Software Holdings, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	8,070,237	7,925,881	8,029,885
Alphasense, Inc.(2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	645,972	640,161	642,742
Alphasense, Inc.(4) (5) (10)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	—	(7,625)	(4,362)
Alphasense, Inc.(3) (10)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	7,269,628	7,206,103	7,233,279
AMI US Holdings, Inc.(4)	Software & Tech Services	Revolver	5.35% (L + 5.25%)	04/01/2024	437,842	427,443	437,842
AMI US Holdings, Inc.(1)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/01/2025	8,090,225	7,993,780	8,090,225
Arrowstream Acquisition Co., Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(6,138)	(2,897)
Arrowstream Acquisition Co., Inc.(3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,801,878	3,834,121
Avetta, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	—	(3,802)	(1,236)
Avetta, LLC(1) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	3,220,374	3,175,362	3,212,323
Avetta, LLC(2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	6,836,841	6,722,844	6,819,748
Avetta, LLC(1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	4,239,624	4,196,267	4,229,025
Brightspot Buyer, Inc(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	—	(13,328)	(13,606)
Brightspot Buyer, Inc(2)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	5,215,571	5,113,388	5,111,260
BusinesSolver.com, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	—	(9,824)	(19,869)
BusinesSolver.com, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	7,379,963	7,306,983	7,306,163
Cybergrants Holdings, LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(8,195)	(11,518)
Cybergrants Holdings, LLC(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(16,393)	(11,518)
Cybergrants Holdings, LLC(1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	11,747,857	11,580,502	11,630,378
Datacor, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(28,023)	—
Datacor, Inc.(4) (5)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(10,280)	(3,219)
Datacor, Inc.(1) (3)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	7,983,728	7,834,533	7,943,809
Degreed, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(5,693)	(3,478)
Degreed, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(2,169)	(3,134)
Degreed, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	2,782,788	2,759,481	2,761,917
Degreed, Inc.(1) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,097,775	5,114,376
Dispatch Track, LLC(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(2,716)	(755)
Dispatch Track, LLC(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,741,587	9,825,312
Drilling Info Holdings, Inc.(1)	Software & Tech Services	Term Loan	4.35% (L + 4.25%)	07/30/2025	3,326,513	3,317,966	3,318,197
Dude Solutions Holdings, Inc.(3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	3,853,725	3,779,486	3,815,188
Dude Solutions Holdings, Inc.(3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	530,072	519,517	524,771
EET Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	—	(13,485)	(13,816)
EET Buyer, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	6,907,937	6,773,088	6,769,778
EnterpriseDB Corporation(4) (5)	Software & Tech Services	Revolver	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	—	(12,616)	(2,532)
EnterpriseDB Corporation(1) (2)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	6,277,267	6,157,445	6,261,574
EnterpriseDB Corporation(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	7,964,621	7,874,000	7,944,709
EnterpriseDB Corporation(1) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	4,563,807	4,488,855	4,552,398
Exterro, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,032)	—
Exterro, Inc.(1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,732,506	5,809,123
Exterro, Inc.(2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,148,977	6,237,900
Exterro, Inc.(1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,769,803	2,793,450
Faithlife, LLC(1) (2) (4)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	1,697,185	1,651,986	1,697,185
Faithlife, LLC(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	—	(4,165)	—
Faithlife, LLC(1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	728,853	717,940	728,853
Genesis Acquisition Co.(3)	Software & Tech Services	Revolver	4.13% (L + 4.00%)	07/31/2024	202,400	195,642	196,834
Genesis Acquisition Co.(1) (2)	Software & Tech Services	Term Loan	4.13% (L + 4.00%)	07/31/2024	1,374,959	1,362,298	1,337,148
Greenhouse Software, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(23,993)	(6,161)
Greenhouse Software, Inc.(2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,133,927	12,314,961

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
GS AcquisitionCo, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	$—	$(3,243)	$—
GS AcquisitionCo, Inc.(4)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	216,932	213,702	214,648
GS AcquisitionCo, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	8,708,367	8,658,965	8,664,825
Iodine Software, LLC(2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	9,058,308	8,894,669	9,058,308
Iodine Software, LLC(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(22,107)	—
Iodine Software, LLC(1) (2)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	6,013,669	5,905,362	6,013,669
Kaseya, Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	250,488	240,932	250,488
Kaseya, Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	553,854	550,163	553,854
Kaseya, Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	485,401	485,401	485,401
Kaseya, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 5.50%; 1.00% Floor)	05/02/2025	—	(2,163)	—
Kaseya, Inc.(1) (2)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	1,266,793	1,246,533	1,266,793
Kaseya, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	5,243,629	5,210,799	5,243,629
Mavenlink, Inc(4) (5)	Software & Tech Services	Revolver	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	—	(35,347)	(35,796)
Mavenlink, Inc(1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	15,034,451	14,737,540	14,733,762
Ministry Brands, LLC(2)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	644,345	643,659	644,345
Ministry Brands, LLC(2)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,080,740	3,077,478	3,080,740
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(30,197)	—
Moon Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(15,493)	—
Moon Buyer, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	6,368,857	6,284,074	6,368,857
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	497,148	489,221	497,148
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	994,297	976,754	994,297
Netwrix Corporation And Concept Searching Inc.(4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,380,166	1,350,432	1,380,166
Netwrix Corporation And Concept Searching Inc.(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	—	(3,553)	—
Netwrix Corporation And Concept Searching Inc.(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,648,855	1,613,573	1,648,855
Netwrix Corporation And Concept Searching Inc.(2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	6,652,404	6,523,360	6,652,404
PerimeterX, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(18,332)	(10,754)
PerimeterX, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(5,880)	(6,988)
PerimeterX, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(2,178)	(2,795)
PerimeterX, Inc.(3)	Software & Tech Services	Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,842,516	2,818,385	2,814,091
Ranger Buyer Inc(4)	Software & Tech Services	Revolver	7.00% (L + 6.25%; 0.75% Floor)	11/18/2027	239,847	215,862	215,862
Ranger Buyer Inc(1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.25%; 0.75% Floor)	11/18/2028	14,390,790	14,102,974	14,102,974
Sauce Labs, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(18,064)	(24,034)
Sauce Labs, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(24,093)	(19,227)
Sauce Labs, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	5,127,286	5,024,740	5,050,376
SecureLink, Inc.(4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	—	(4,950)	—
SecureLink, Inc.(1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	2,938,404	2,900,881	2,938,404
SecureLink, Inc.(1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	4,873,428	4,816,425	4,873,428
Sirsi Corporation(4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(3,852)	(1,384)
Sirsi Corporation(1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	7,326,840	7,272,820	7,308,523
Smartlinx Solutions, LLC(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(3,648)	(2,597)
Smartlinx Solutions, LLC(1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,678,119	5,597,713	5,649,729
Streamsets, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(6,816)	(12,268)
Streamsets, Inc.(3)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,120,781	2,078,548	2,046,554
SugarCRM, Inc.(4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(2,407)	—
SugarCRM, Inc.(1) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,228,733	4,268,824
Sundance Group Holdings, Inc(4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	—	(32,626)	(26,604)
Sundance Group Holdings, Inc(4)	Software & Tech Services	Revolver	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	425,670	399,558	404,387
Sundance Group Holdings, Inc(2) (3)	Software & Tech Services	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	11,824,177	11,606,577	11,646,815
Swiftpage, Inc.(4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(1,326)	(1,690)
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,446,093	2,432,907	2,427,747

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Swiftpage, Inc.(2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	$225,154	$223,434	$223,465
Sysnet North America, Inc.	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	1,287,698	1,274,256	1,268,383
Sysnet North America, Inc.(1) (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	7,668,193	7,576,635	7,514,830
Telcor Buyer, Inc.(4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	—	(4,106)	(2,181)
Telcor Buyer, Inc.(1) (2)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	9,304,625	9,173,236	9,234,840
Telesoft Holdings, LLC(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	—	(8,939)	(2,984)
Telesoft Holdings, LLC(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	5,864,213	5,774,460	5,834,892
TRGRP, Inc.(4) (5)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(2,462)	—
TRGRP, Inc.(2)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,333,710	2,292,698	2,333,710
TRGRP, Inc.(1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,110,872	1,101,354	1,110,872
TRGRP, Inc.(2) (3)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,972,446	4,933,912	4,972,446
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/30/2027	690,794	690,794	690,794
Ungerboeck Systems International, LLC(1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	322,391	318,018	322,391
Ungerboeck Systems International, LLC(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	—	(2,156)	—
Ungerboeck Systems International, LLC(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	2,717,277	2,680,448	2,717,277
Vectra AI, Inc.(4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(49,091)	(58,190)
Vectra AI, Inc.(4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(4,909)	(5,819)
Vectra AI, Inc.(2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,188,883	3,177,155
Velocity Purchaser Corporation(4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(728)	—
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	647,042	643,783	647,042
Velocity Purchaser Corporation(1) (2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,116,095	5,066,567	5,116,095
Velocity Purchaser Corporation(1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,601,503	2,590,901	2,601,503
Veracross LLC(4) (5)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(16,659)	(16,688)
Veracross LLC(4) (5)	Software & Tech Services	Revolver	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(22,212)	(22,251)
Veracross LLC(3)	Software & Tech Services	Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	12,238,089	11,993,759	11,993,327
Dillon Logistics, Inc.(4) (11)	Transport & Logistics	Revolver	9.25% (P + 6.00%; 1.00% Floor)	12/11/2023	779,728	757,176	167,554
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	3,024,587	2,742,506	739,511
Dillon Logistics, Inc.(11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	889,565	787,261	217,499

Total U.S. 1st Lien/Senior Secured Debt						833,353,917	834,232,033
2nd Lien/Junior Secured Debt—3.08%
Conterra Ultra Broadband Holdings, Inc.(1) (2)	Digital Infrastructure & Services	Term Loan	9.50% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,465,035	6,537,710
Brave Parent Holdings, Inc.(1)	Software & Tech Services	Term Loan	7.58% (L + 7.50%)	04/17/2026	1,230,107	1,212,535	1,230,107
Symplr Software, Inc.(1)	Software & Tech Services	Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,857,031	2,909,482

Total U.S. 2nd Lien/Junior Secured Debt						10,534,601	10,677,299

Total U.S. Corporate Debt						843,888,518	844,909,332
Canadian Corporate Debt—5.24%
1st Lien/Senior Secured Debt—5.24%
McNairn Holdings Ltd.(1) (10)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	809,967	804,385	757,319
Syntax Systems Ltd(1) (2) (10)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	8,862,389	8,774,869	8,773,765
Syntax Systems Ltd(4) (10)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.50%; 0.75% Floor)	10/29/2026	425,812	416,408	416,075
Syntax Systems Ltd(4) (5) (10)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(23,752)	(24,341)
Banneker V Acquisition, Inc.(2) (3) (10)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	7,177,672	7,054,712	7,177,672
Banneker V Acquisition, Inc.(4) (5) (10)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	—	(4,095)	—
Banneker V Acquisition, Inc.(2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	1,034,605	1,018,253	1,034,605

Total Canadian 1st Lien/Senior Secured Debt						18,040,780	18,135,095

Total Canadian Corporate Debt						18,040,780	18,135,095

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
United Kingdom Corporate Debt—2.03%
1st Lien/Senior Secured Debt—2.03%
GlobalWebIndex Inc.(3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	$1,841,860	$1,813,899	$1,712,930
GlobalWebIndex Inc.(2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,361,193	5,332,185

Total United Kingdom 1st Lien/Senior Secured Debt						7,175,092	7,045,115

Total United Kingdom Corporate Debt						7,175,092	7,045,115

Portfolio Company	Class/Series	Industry			Shares	Cost	Fair Value
U.S. Preferred Stock—3.87%
Global Radar Holdings, LLC(12)	LLC Units	Business Services			125	$367,615	$549,041
Bowline Topco LLC(13) (14)	LLC Units	Energy			2,946,390	2,002,277	2,600,575
SBS Ultimate Holdings, LP(14)	Class A	Healthcare & HCIT			217,710	861,879	705,379
Concerto Health AI Solutions, LLC (14) (15)	Series B-1	Software & Tech Services			65,614	349,977	460,537
Streamsets, Inc.(14)	Series C-1	Software & Tech Services			109,518	295,512	301,406
Alphasense, Inc.(10) (14)	Series C	Software & Tech Services			23,961	369,843	371,362
Datarobot, Inc.(14)	Series F	Software & Tech Services			6,715	88,248	117,326
Datarobot, Inc.(14)	Series E	Software & Tech Services			38,190	289,278	570,282
Degreed, Inc.(14)	Series D	Software & Tech Services			16,943	278,308	278,308
Degreed, Inc.(14)	Series C-1	Software & Tech Services			43,819	278,541	718,478
Heap, Inc.(14)	Series D	Software & Tech Services			17,425	147,443	147,527
Heap, Inc.(14)	Series C	Software & Tech Services			189,617	696,351	1,444,013
Mcafee(14) (16) (19)	Class A	Software & Tech Services			821,396	821,396	835,432
Netskope, Inc.(14)	Series G	Software & Tech Services			36,144	302,536	400,047
PerimeterX, Inc.(14)	Series D	Software & Tech Services			282,034	838,601	870,048
Phenom People, Inc.(14)	Series C	Software & Tech Services			35,055	220,610	552,848
Protoscale Rubrik, LLC (14)	Class B	Software & Tech Services			25,397	598,212	635,044
Symplr Software Intermediate Holdings, Inc.(14)	Series A	Software & Tech Services			1,196	1,160,532	1,718,402
Vectra AI, Inc(14)	Series F	Software & Tech Services			17,064	131,095	123,291

Total U.S. Preferred Stock						10,098,254	13,399,346
U.S. Common Stock—2.23%
Leeds FEG Investors, LLC(14)	Class A	Consumer Discretionary			320	$321,309	$290,338
Pacific Bells, LLC(14) (17)	LP Interests	Consumer Non-Cyclical			802,902	802,902	802,902
Freddy’s Frozen Custard, LLC(14) (31)	LP Interests	Consumer Non-Cyclical			72,483	72,483	108,415
Nestle Waters North America, Inc.(14) (18) (19)	LP Interests	Consumer Non-Cyclical			341,592	98,394	98,394
Avant Communications, LLC(14) (20)	Class A	Digital Infrastructure & Services			220,542	220,542	220,542
Avant Communications, LLC.(14) (20)	Class A Capital	Digital Infrastructure & Services			220,542	—	—
NEPCORE Parent Holdings, LLC(14)	Class A	Digital Infrastructure & Services			82	81,530	81,530
Neutral Connect, LLC(14) (21)	LLC Units	Digital Infrastructure & Services			396,513	439,931	439,931
Thrive Parent, LLC(14)	Class L	Digital Infrastructure & Services			100,219	263,195	307,955
Agape Care Group(14) (22)	LP Interests	Healthcare & HCIT			590,203	590,203	590,203
Health Platform Group, Inc.(14)	Earn Out	Healthcare & HCIT			16,502	—	—
Healthcare Services Acquisition(10) (14)	Class B	Healthcare & HCIT			15,183	46	46
Healthcare Services Acquisition(10) (14) (23)	Class A	Healthcare & HCIT			28,158	281,580	279,891

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

Portfolio Company	Class/Series	Industry		Shares	Cost	Fair Value
INH Group Holdings, Inc.(14)	Class A	Healthcare & HCIT		484,552	$484,552	$315,872
Medical Management Resource Group, LLC(14) (24)	Class B	Healthcare & HCIT		34,492	34,492	34,321
Millin Purchaser LLC(14) (32)	Class A	Healthcare & HCIT		86,555	86,555	86,555
Redwood Family Care Network, Inc.(14)	Class A	Healthcare & HCIT		66	66,000	76,527
EnterpriseDB Corporation(14) (19) (33)	LLC Units	Software & Tech Services		417,813	417,813	1,282,685
American Safety Holdings Corp.(14) (25)	LP Interests	Software & Tech Services		167,509	190,658	270,241
Brightspot Holdco, LLC (14)	LLC Units	Software & Tech Services		433,207	433,207	433,207
Moon Topco L.P.(14)	Class A	Software & Tech Services		36	35,999	40,471
Ranger Lexipol Holdings, LLC(14)	Class A	Software & Tech Services		433	433,207	433,207
Ranger Lexipol Holdings, LLC(14)	Class B	Software & Tech Services		433	—	—
Samsara Networks, Inc.(10) (14) (23)	Class A	Software & Tech Services		33,451	369,998	940,308
Stripe, Inc.(14)	Class B	Software & Tech Services		4,158	166,854	163,472
Omni Logistics, LLC(19) (26)	LP Interests	Transport & Logistics		193,770	193,770	426,294

Total U.S. Common Stock					6,085,220	7,723,307
Canadian Common Stock—0.07%
Auvik Topco Holdings, Inc.(10) (14) (19) (27)	LP Interests	Software & Tech Services		244,920	244,920	244,920

Total Canadian Common Stock					244,920	244,920
U.S. Warrants—0.26%
Fuze, Inc., expire 04/26/2031(14)	Series A	Digital Infrastructure & Services		613,241	—	227,619
Healthcare Services Acquisition, expire 12/31/2027(10) (14)	Class B	Healthcare & HCIT		14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027(10) (14) (23)	Class A	Healthcare & HCIT		23,721	23,721	12,335
SBS Ultimate Holdings, LP, expire 09/18/2030(14)	Class A	Healthcare & HCIT		17,419	—	—
Alphasense, Inc., expire 05/29/2027(10) (14)	Series B	Software & Tech Services		38,346	35,185	206,363
Alphasense, Inc., expire 12/22/2027(10) (14)	Series C	Software & Tech Services		2,049	—	12,235
Degreed, Inc., expire 04/11/2028(14)	Series D	Software & Tech Services		7,624	—	38,358
Degreed, Inc., expire 05/31/2026(14)	Series C-1	Software & Tech Services		26,294	46,823	279,001
PerimeterX, Inc., expire 12/31/2031(14)	Series D	Software & Tech Services		10,850	7,595	7,595
Streamsets, Inc., expire 11/25/2027(14)	Series C-1	Software & Tech Services		23,382	16,367	15,965
Vectra AI, Inc., expire 03/18/2031(14)	Series F	Software & Tech Services		35,156	58,190	100,824

Total U.S. Warrants					187,881	900,295
United Kingdom Warrants—0.07%
GlobalWebIndex, Inc., expire 12/30/2027(14)	Preferred Units	Software & Tech Services		8,832	159,859	223,583

Total United Kingdom Warrants					159,859	223,583

TOTAL INVESTMENTS—257.77%(28)					$885,880,524	$892,580,993

Cash Equivalents—4.95%
U.S. Investment Companies—4.95%
Blackrock T Fund I(23) (29)	Money Market	Money Market Portfolio	0.01%(30)	17,156,786	$17,156,786	$17,156,786

Total U.S. Investment Companies					17,156,786	17,156,786

Total Cash Equivalents					17,156,786	17,156,786

LIABILITIES IN EXCESS OF OTHER ASSETS—(162.72%)						$(563,461,099)

NET ASSETS—100.00%						$346,276,680

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(++)

Unless otherwise indicated, all securities represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

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

(6)	$86,381 of the funded par amount accrues interest at 6.50% (L + 5.50%; 1.00% Floor).
(7)	$320,329 of the funded par amount accrues interest at 9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor).
(8)	$135,993 of the funded par amount accrues interest at 8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor).
(9)	$138,106 of the funded par amount accrues interest at 8.00% (P + 4.75%; 2.00% Floor).
(10)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(11)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(12)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC, an affiliate of the Fund.
(13)	Bowline Topco LLC is held through ABPCIC BE Holdings, LLC, an affiliate of the Fund.
(14)	Non-income producing investment.
(15)	Concerto Health AI Solutions, LLC is held through ABPCIC Concerto Holdings LLC, an affiliate of the Fund.
(16)	Position or portion thereof is held by Magenta Blocker Aggregator LP, which is held by ABPCIC Equity Holdings, LLC.
(17)	Position or portion thereof is held by Orangewood WWB Co-Invest, L.P. which is held by ABPCIC Equity Holdings, LLC.
(18)	Position or portion thereof is held by ORCP III Triton Co-Investors, L.P. which is held by ABPCIC Equity Holdings, LLC.
(19)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(20)	Position or portion thereof is held by Pamlico Avant Holdings L.P. which is held by ABPCIC Avant, LLC, an affiliate of the Fund.
(21)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC, an affiliate of the Fund.
(22)	Position or portion thereof is held by REP Coinvest III AGP Blocker, L.P. which is held by ABPCIC Equity Holdings, LLC.
(23)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(24)	Medical Management Resource Group, LLC is held through Advantage AVP Parent Holdings, L.P.
(25)	Position or portion thereof is held by REP Coinvest III Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(26)	Position or portion thereof is held by REP Coinvest III-A Omni, L.P. which is held by ABPCIC Equity Holdings, LLC.
(27)	Position or portion thereof is held by GHP SPV-2, L.P., which is held by ABPCIC Equity Holdings, LLC.
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

June 30, 2022

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. At June 30, 2022, the Fund had total Capital Commitments of $540,937,601, of which 18% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

On July 30, 2020 and February 11, 2021, the Adviser established ABPCIC Funding II LLC (“ABPCIC Funding II”) and ABPCIC Funding III LLC (“ABPCIC Funding III”), respectively, Delaware limited liability companies. ABPCIC Funding II and ABPCIC Funding III are 100% owned by the Fund and are consolidated in the Fund’s consolidated financial statements commencing from the date of their formation.

The Adviser has established certain consolidated subsidiaries that are subject to U.S. federal and state corporate level income taxes to hold certain equity or equity-like investments in portfolio companies.

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

Costs associated with entering into an investment are included in the cost of the investment, and any costs incurred relating to an unconsummated investment are expensed.

Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2022, the Fund had certain investments held in two portfolio companies on non-accrual status, which represented 0.64% and 0.09% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2021, the Fund had certain investments held in one portfolio company on non-accrual status, which represented 0.48% and 0.13% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2022, the Fund accrued excise taxes of $0 and $0, respectively. For the three and six months ended June 30, 2021, the Fund accrued excise taxes of $0 and $0, respectively. As of June 30, 2022, and December 31, 2021, $0 and $0, respectively, of accrued excise taxes remained payable. For the three and six months ended June 30, 2022, the Fund accrued income taxes of $258,256 and $567,083, respectively. For the three and six months ended June 30, 2021, the Fund accrued income taxes of $0 and $0, respectively. As of June 30, 2022, and December 31, 2021, $694,625 and $200,000, respectively, of accrued income taxes remained payable.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are optional and effective from March 12, 2020 through December 31, 2022. Management is currently evaluating whether to employ the optional expedients or exceptions in ASU 2020-04, and have not used the expedients or exceptions for the six months ended June 30, 2022.

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

For the three and six months ended June 30, 2022, the Fund incurred a management fee of $3,391,227 and $6,794,019, respectively, of which $0 and $283,566, respectively, were waived by the Adviser. For the three and six months ended June 30, 2021, the Fund incurred a management fee of $2,365,977 and $4,435,158, respectively, of which $198,234 and $381,235, respectively, were voluntarily waived by the Adviser. As of June 30, 2022 and December 31, 2021, $3,391,227 and $2,653,052, respectively, of accrued management fee remained payable.

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

For the three and six months ended June 30, 2022, the Fund incurred income-based incentive fees of $951,206 and $2,883,145, respectively. For the three and six months ended June 30, 2021, the Fund incurred income-based incentive fees of $755,421 and $1,396,483, respectively. As of June 30, 2022 and December 31, 2021, $2,883,145 and $1,377,288, respectively, of accrued income-based incentive fees remained payable.

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

For the three and six months ended June 30, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $(237,304) and $(784,037), respectively, which was not realized. There was no capital gains incentive fee under GAAP recognized for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, $499,007 and $1,283,044, respectively, of capital gains incentive fee remained payable.

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

As of June 30, 2022, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	259,263	—	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.170%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%
March 31, 2022	—	—	—	9.483%	March 31, 2025	1.0%
June 30, 2022	—	—	—	5.815%	`June 30, 2025	1.0%

Total	$4,874,139	$4,199,150	$674,989

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

For the three and six months ended June 30, 2022, the Fund accrued $29,841 and $55,517, respectively, in transfer agent fees. For the three and six months ended June 30, 2021, the Fund accrued $19,349 and $35,735, respectively, in transfer agent fees. As of June 30, 2022 and December 31, 2021, $29,841 and $23,019, respectively, of accrued transfer agent fees remained payable.

Co-investment Activity

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching of the Fund or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Fund, and the Fund’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Fund would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

4. Borrowings

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

On July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., an affiliate of the Fund, as initial borrower, AB-Abbott Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $33 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2022, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

On June 10, 2022, the Fund entered into an amendment to the 2021 HSBC Credit Agreement (the “2021 HSBC Credit Agreement Amendment”) concerning the 2021 HSBC Credit Facility. The 2021 HSBC Credit Agreement Amendment extended the maturity date of the 2021 HSBC Credit Facility from June 10, 2022 to June 9, 2023.

Synovus Credit Facility

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

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2022, the Fund is in compliance with these covenants.

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the HSBC Credit Facility, the 2021 HSBC Credit Facility and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank, as collateral agent (in such capacity, the “Natixis Collateral Agent”), collateral administrator (in such capacity, the “Natixis Collateral Administrator”) and custodian (in such capacity, the “Natixis Custodian”). In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding III, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent, the Natixis Collateral Administrator and the Natixis Custodian, (ii) the account control agreement (the “Natixis Account Control Agreement”) among ABPCIC Funding III, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “Natixis Securities Intermediary”), (iii) the collateral management agreement (the “Natixis Collateral Management Agreement”), between ABPCIC Funding III and the Adviser, as collateral manager (in such capacity, the “Natixis Collateral Manager”), (iv) the collateral administration agreement (the “Natixis Collateral Administration Agreement”), among ABPCIC Funding III, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement between ABPCIC Funding III and the Fund.

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

The Natixis Credit Facility provides for borrowings in an aggregate amount up to $300,000,000. Borrowings under the Natixis Credit Agreement will bear interest based on an annual adjusted SOFR for the relevant interest period plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 24, 2031 (or such later date mutually agreed to by ABPCIC Funding III and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under the Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.

Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding III. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. The Natixis Collateral Manager will not receive a fee for these services so long as the Adviser or an affiliate thereof continues providing such services. ABPCIC Funding III will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding III has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2022, the Fund is in compliance with these covenants.

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

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of June 30, 2022 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$33,000,000	$—	$33,000,000	$—
Synovus	200,000,000	163,300,000	36,700,000	163,300,000
Natixis	300,000,000	238,800,000	61,200,000	238,800,000

Total	$533,000,000	$402,100,000	$130,900,000	$402,100,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2021 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$40,000,000	$10,000,000	$40,000,000
Synovus	200,000,000	147,300,000	52,700,000	147,300,000
Natixis	225,000,000	193,300,000	31,700,000	193,300,000

Total	$475,000,000	$380,600,000	$94,400,000	$380,600,000

As of June 30, 2022 and December 31, 2021, deferred financing costs were $1,948,772 and $3,438,175, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO VI indenture was refinanced under terms of the first supplemental indenture dated April 28, 2022 among the Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes under the indenture dated August 9, 2019 in the amount of $300,500,000 were paid off, and the unamortized debt discount and debt issuance costs were accelerated into interest and borrowing expenses on the consolidated statements of operations. The Issuer issued new notes as listed below.

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of June 30, 2022 and December 31, 2021 were as follows:

June 30, 2022
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,202,232
Class A-1-L Senior Secured Floating Rate Note (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,545,017
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,818,007
Class A-2-R Senior Secured Deferrable Floating Rate (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,236,140
Class B-R Senior Secured Deferrable Floating Rate (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes have been eliminated in consolidation.
(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $451,950 and $1,496,654, respectively, as of June 30, 2022 and are reflected on the consolidated statements of assets and liabilities.

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

The CLO VI indenture provides that the holders of the Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year, commencing in July 2022. The Notes will mature on April 27, 2034.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three and six months ended June 30, 2022, the Fund incurred collateral management fees of $131,978 and $588,476, respectively, which were voluntarily waived by the Adviser. For the three and six months ended June 30, 2021, the Fund incurred collateral management fees of $459,915 and $914,258, respectively, which were voluntarily waived by the Adviser.

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

As of June 30, 2022, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $6,092,153. As of December 31, 2021, Secured Borrowings pursuant to the Macquarie Sale/Buy-Back were $10,228,115, with a maturity of less than thirty days.

Secured Borrowings outstanding as of June 30, 2022 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
SOLADOC, LLC	06/10/2022	60 days or less from trade date	1.36	$1,960,000
Kaseya, Inc.	06/27/2022	60 days or less from trade date	1.47	985,000
Sandstone Care Holdings, LLC	06/30/2022	60 days or less from trade date	1.50	3,147,153

				$6,092,153

Secured Borrowings outstanding as of December 31, 2021 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
PAW Midco, Inc.	12/28/2021	60 days or less from trade date	1.03	$5,328,115
Veracross LLC	12/28/2021	60 days or less from trade date	1.03	4,900,000

				$10,228,115

As of June 30, 2022 and December 31, 2021 total outstanding borrowings under the Revolving Credit Facilities, Notes and Secured Borrowings were $652,993,549 and $603,282,719, respectively.

For the three and six months ended June 30, 2022 and June 30, 2021, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Interest and borrowing expenses	$5,356,327	$2,505,620	$9,200,934	$4,575,171
Commitment fees	148,583	117,144	279,999	159,861
Amortization of discount, debt issuance and deferred financing costs	1,541,308	639,439	2,706,070	1,132,224

Total	$7,046,218	$3,262,203	$12,187,003	$5,867,256

Weighted average interest rate(1)	3.37%	2.50%	3.03%	2.51%
Average outstanding balance	$637,643,911	$401,584,615	$612,778,229	$367,593,487

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

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

The following tables summarize the valuation of the Fund’s investments as of June 30, 2022:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$12,294,281	$—	$—	$12,294,281

Total assets	$12,294,281	$—	$—	$12,294,281

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$990,245,299	$990,245,299
2nd Lien/Junior Secured Debt	—	—	10,804,809	10,804,809
Preferred Stock	—	—	15,323,647	15,323,647
Common Stock	691,674	—	5,502,197	6,193,871
Warrants	2,372	—	1,231,802	1,234,174

Total	$694,046	$—	$1,023,107,754	$1,023,801,800

Investments valued at NAV as a practical expedient#				5,888,852

Total assets#				$1,029,690,652

*	See consolidated schedule of investments for industry classifications.
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

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2022:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of December 31, 2021	$859,412,243	$10,677,299	$4,695,735	$12,563,914	$1,111,543	$888,460,734
Purchases (including PIK)	231,172,885	220,044	1,555,934	2,123,198	—	235,072,061
Sales and principal payments	(97,474,539)	—	(86,556)	(924,414)	(296,821)	(98,782,330)
Realized Gain (Loss)	(75,342)	—	—	628,901	280,453	834,012
Net Amortization of Premium/Discount	3,299,309	10,656	—	—	—	3,309,965
Transfers In	—	—	426,294	—	—	426,294
Transfers Out	—	—	(1,236,109)	—	—	(1,236,109)
Net Change in Unrealized Appreciation (Depreciation)	(6,089,257)	(103,190)	146,899	932,048	136,627	(4,976,873)

Balance as of June 30, 2022	$990,245,299	$10,804,809	$5,502,197	$15,323,647	$1,231,802	$1,023,107,754

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(3,984,632)	$(103,190)	$146,899	$937,942	$363,843	$(2,639,138)

For the six months ended June 30, 2022, amounts of $426,294 of Common Stock were transferred into Level 3 from Investments valued at NAV as a practical expedient due to the decreased transparency of the price inputs used in the valuation of these positions. Further amounts of $1,236,109 of Common Stock were transferred out of Level 3 but into no other level; these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2021:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of January 1, 2021	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255
Purchases (including PIK)	522,278,127	—	3,629,491	2,928,966	225,644	529,062,228
Sales and principal payments	(176,063,522)	(837,931)	(439,932)	(837,355)	—	(178,178,740)
Realized Gain (Loss)	(502,569)	—	157,444	192,020	(615,168)	(768,273)
Net Amortization of Premium/Discount	4,329,462	56,863	—	—	—	4,386,325
Transfers In	—	—	—	—	—	—
Transfers Out	(8,354,187)	—	(735,350)	—	(23,721)	(9,113,258)
Net Change in Unrealized Appreciation (Depreciation)	6,527,246	61,998	(291,183)	2,784,334	1,242,802	10,325,197

Balance as of June 30, 2022	$859,412,243	$10,677,299	$4,695,735	$12,563,914	$1,111,543	$888,460,734

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$5,536,736	$65,651	$(324,409)	$2,784,334	$639,140	$8,701,452

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2022 and December 31, 2021, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$869,888,444	Market Yield Analysis	Market Yield	7.0% - 19.5% (9.5%)	Decrease
	4,099,031	Market Approach	EBITDA Multiple	2.7x - 11.4x (4.2x)	Increase
	250,902	Liquidation Value	Asset Value	N/A	Increase
	116,006,922	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,804,809	Market Yield Analysis	Market Yield	11.5% - 12.6% (12.3%)	Decrease
Common Stock	3,780,839	Market Approach	EBITDA Multiple	9.0x - 17.3x (13.4x)	Increase
	810,837	Market Approach	Revenue Multiple	6.5x - 36.1x (12.6x)	Increase
	411,481	Market Approach	Network Cashflow Multiple	34.0x	Increase
	499,040	Recent Purchase	Purchase Price	N/A	N/A

	Fair Value as of June 30, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Preferred Stock	5,988,552	Market Approach	EBITDA Multiple	2.7x - 13.5x (4.8x)	Increase
	5,433,794	Market Approach	Revenue Multiple	4.5x - 15.0x (10.3x)	Increase
	2,589,536	Market Yield Analysis	Dividend Yield	12.0% - 14.8% (13.9%)	Increase
	1,311,765	Recent Purchase	Purchase Price	N/A	N/A
Warrants	661,027	Market Approach	EBITDA Multiple	6.2x - 17.5x (16.0x)	Increase
	570,775	Market Approach	Revenue Multiple	6.8x - 12.3x (11.8x)	Increase

Total Assets	$1,023,107,754

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$665,565,654	Market Yield Analysis	Market Yield	4.7% - 14.6% (7.7%)	Decrease
	4,888,622	Market Approach	EBITDA Multiple	3.5x - 7.7x (4.7x)	Increase
	1,124,564	Liquidation Value	Asset Value	N/A	Increase
	187,833,403	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,677,299	Market Yield Analysis	Market Yield	8.5% - 10.2% (9.7%)	Decrease
Common Stock	1,444,140	Market Approach	EBITDA Multiple	8.0x - 16.0x (13.1x)	Increase
	163,472	Market Approach	Revenue Multiple	36.1x	Increase
	439,931	Market Approach	Network Cashflow Multiple	37.5x	Increase
	2,648,192	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	3,854,995	Market Approach	EBITDA Multiple	3.5x - 10.0x (5.2x)	Increase
	6,990,517	Market Approach	Revenue Multiple	4.4x - 20.0x (12.9x)	Increase
	1,718,402	Market Yield Analysis	Dividend Yield	11.5%	Increase
Warrants	1,103,948	Market Approach	Revenue Multiple	1.9x - 18.0x (10.3x)	Increase
	7,595	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$888,460,734

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2022 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note	$97,202,232	$98,250,000	$—	$—	$98,250,000
Class A-1-L Senior Secured Floating Rate Note	74,545,017	75,000,000	—	—	75,000,000
Class A-1-F Senior Secured Fixed Rate Note	29,818,007	29,700,000	—	—	29,700,000
Class A-2-R Senior Secured Deferrable Floating Rate	43,236,140	43,500,000	—	—	43,500,000

Total	$244,801,396	$246,450,000	$—	$—	$246,450,000

(1)

Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $451,950 and $1,496,654 as of June 30, 2022 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of June 30, 2022, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2022 and December 31, 2021:

			6/30/2022		12/31/2021
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$3,448,816	$—	$3,448,816	$—
5 Bars, LLC	Revolver	09/27/2024	646,653	—	646,653	—
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	7,191,075	(107,866)	8,108,576	(162,172)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(19,682)	787,273	(7,873)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	—	414,764	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(11,355)	648,837	(3,244)
Admiral Buyer, Inc	Delayed Draw Term Loan	05/06/2024	1,576,961	(15,770)	—	—
Admiral Buyer, Inc	Revolver	05/08/2028	563,200	(11,264)	—	—
AEG Holding Company, Inc.	Revolver	11/20/2023	279,216	—	1,116,864	—
Airwavz Solutions, Inc	Delayed Draw Term Loan	03/31/2024	3,263,699	(32,637)	—	—
Airwavz Solutions, Inc	Revolver	03/31/2027	652,740	(11,423)	—	—
Alphasense, Inc.	Revolver	05/29/2024	—	—	872,355	(4,362)
American Physician Partners, LLC	Revolver	07/21/2022	—	—	97,681	—
American Physician Partners, LLC	Revolver	08/05/2022	97,681	(977)	—	—

			6/30/2022		12/31/2021
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
AMI US Holdings, Inc.	Revolver	04/01/2024	$656,763	$—	$656,763	$—
Analogic Corporation	Revolver	06/22/2023	91,667	(4,813)	91,667	(2,979)
AOM Acquisition, LLC.	Revolver	02/18/2027	1,218,605	(9,139)	—	—
Arrowstream Acquisition Co., Inc.	Delayed Draw Term Loan	08/17/2023	604,235	—	—	—
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	386,309	—	386,309	(2,897)
Avant Communications, LLC	Revolver	11/30/2026	566,910	(14,173)	566,910	(11,338)
Avetta, LLC	Revolver	04/10/2024	494,396	(1,236)	494,396	(1,236)
BAART Programs, Inc.	Delayed Draw Term Loan	06/11/2023	3,190,661	(79,768)	—	—
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	—	259,300	—
BEP Borrower Holdco, LLC	Revolver	06/12/2024	429,435	—	429,435	—
BEXP I OG, LLC	Term Loan	12/31/2022	1,781,035	—	—	—
BEXP I OG, LLC	Revolver	01/25/2027	254,434	—	—	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/30/2022	—	—	2,779,542	(55,591)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/30/2022	442,783	—	—	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/31/2023	3,887,472	—	3,887,472	(77,749)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	—	777,494	(15,550)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(8,504)	680,292	(13,606)
BSI2 Hold Nettle, LLC	Revolver	06/30/2028	588,923	(8,834)	—	—
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	1,986,913	(24,836)	1,986,913	(19,869)
Captain D’s, Inc.	Revolver	12/15/2023	—	—	195,053	—
Caregiver 2, Inc.	Delayed Draw Term Loan	03/10/2023	—	—	270,904	(4,741)
Cerifi, LLC	Revolver	04/01/2027	844,800	(16,896)	—	—
Certify, Inc	Delayed Draw Term Loan	01/21/2024	319,751	(2,398)	—	—
Certify, Inc	Revolver	02/28/2024	119,907	(899)	—	—
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2023	2,308,549	(34,629)	—	—
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2026	—	—	2,308,549	(34,628)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	05/11/2024	1,656,288	(16,563)	—	—
Coding Solutions Acquisition, Inc	Revolver	05/11/2028	795,360	(15,907)	—	—
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	12/31/2022	—	—	2,443,965	(18,330)
Coding Solutions Acquisition, Inc.	Revolver	12/31/2025	—	—	46,552	(349)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	109,272	(1,093)	1,854,175	—
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	604,669	(9,070)	388,716	(2,915)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2024	834,415	(10,430)	—	—
Community Brands Parentco, LLC	Revolver	02/24/2028	417,208	(7,301)	—	—
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	1,870,703	—	3,799,263	—
Coretelligent Intermediate LLC	Revolver	10/21/2027	1,266,421	—	1,266,421	(18,996)
Cybergrants Holdings, LLC	Delayed Draw Term Loan	09/08/2023	3,316,125	(24,871)	1,151,751	(11,518)
Cybergrants Holdings, LLC	Revolver	09/08/2027	449,091	(6,736)	1,151,751	(11,518)
Datacor, Inc.	Delayed Draw Term Loan	03/31/2024	2,545,283	—	2,545,283	—
Datacor, Inc.	Revolver	12/29/2025	643,849	—	643,849	(3,219)
Degreed, Inc.	Delayed Draw Term Loan	03/24/2023	1,391,394	(6,957)	1,391,394	(3,478)
Degreed, Inc.	Revolver	05/31/2025	417,813	(4,178)	417,813	(3,134)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2022	1,053,759	(194,945)	1,053,759	(121,182)
Dillon Logistics, Inc.	Revolver	12/11/2023	—	—	30,562	(23,089)
Dispatch Track, LLC	Revolver	03/25/2026	—	—	301,930	(755)
Dispatch Track, LLC	Revolver	12/17/2026	301,930	—	—	—
EET Buyer, Inc.	Revolver	11/08/2027	690,794	(17,270)	690,794	(13,816)
Engage2Excel, Inc.	Revolver	03/07/2023	70,582	(882)	9,423	(94)
EnterpriseDB Corporation	Revolver	06/21/2026	1,012,902	—	—	—
EnterpriseDB Corporation	Revolver	06/22/2026	—	—	1,012,902	(2,532)
EvolveIP, LLC	Revolver	06/07/2025	453,495	(4,535)	510,182	(2,551)
Exterro, Inc.	Revolver	05/31/2024	247,500	—	247,500	—
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	1,328,991	—	1,328,991	—
Faithlife, LLC	Revolver	09/18/2025	279,053	—	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2022	—	—	1,609,623	(64,385)
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	1,609,623	(16,097)	1,609,623	(64,385)
Fatbeam, LLC	Revolver	02/22/2026	—	—	386,309	(15,452)
Firstdigital Communications LLC	Revolver	12/17/2026	1,174,177	(11,742)	1,586,726	(31,735)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	10/29/2023	—	—	915,937	(6,870)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	04/14/2024	2,617,691	(19,633)	—	—
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	(15,571)	1,038,062	(12,976)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	412,270	—	412,270	—

			6/30/2022		12/31/2021
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Fuze, Inc.	Revolver	09/20/2024	$—	$—	$1,111,471	$29,436
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	399,531	(6,992)	567,862	(5,679)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(4,732)	270,410	(5,408)
GHA Buyer, Inc.	Revolver	06/04/2025	253,621	(5,706)	—	—
GHA Buyer, Inc.	Revolver	06/24/2025	—	—	634,051	—
Global Radar Holdings, LLC	Revolver	12/31/2025	116,379	—	116,379	—
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2022	—	—	1,841,860	(64,465)
Greenhouse Software, Inc.	Revolver	03/01/2027	1,232,251	(6,161)	1,232,251	(6,161)
Greenlight Intermediate II, Inc.	Term Loan	05/30/2025	6,702,082	(67,020)	—	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	11/02/2023	742,895	(22,287)	1,344,054	—
GS AcquisitionCo, Inc.	Revolver	05/22/2026	342,523	(6,850)	239,766	(1,199)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/23/2023	2,875,919	—	2,935,369	(16,438)
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/15/2023	889,740	(13,346)	1,659,616	(16,596)
Honor HN Buyer, Inc	Revolver	10/15/2027	304,093	(5,322)	304,093	(6,082)
Iodine Software, LLC	Revolver	05/19/2027	1,227,453	(6,137)	1,227,453	—
Kaseya Inc.	Delayed Draw Term Loan	06/23/2024	636,776	(4,776)	—	—
Kaseya Inc.	Revolver	06/25/2029	636,776	(9,552)	—	—
Kaseya, Inc.	Delayed Draw Term Loan	09/08/2023	—	—	345,912	—
Kaseya, Inc.	Revolver	05/02/2025	—	—	375,990	—
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	612,817	(27,577)	757,349	(24,614)
Krispy Krunchy Foods, L.L.C	Revolver	11/17/2027	974,884	(21,935)	974,884	(19,498)
Mathnasium LLC	Revolver	11/15/2027	565,781	(12,730)	565,781	(11,315)
Mavenlink, Inc.	Revolver	06/03/2027	1,789,816	(31,322)	1,789,816	(35,796)
MBS Holdings, Inc.	Revolver	04/16/2027	974,169	—	974,169	(4,871)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(13,762)	917,485	—
Medical Management Resource Group, LLC	Delayed Draw Term Loan	09/30/2023	1,341,600	(26,833)	1,582,075	(11,866)
Medical Management Resource Group, LLC	Revolver	09/30/2026	316,415	(9,492)	316,415	(5,537)
MedMark Services, Inc.	Delayed Draw Term Loan	06/11/2023	—	—	4,853,121	(48,531)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	06/22/2022	—	—	—	—
Medsuite Purchaser, LLC	Delayed Draw Term Loan	10/22/2023	7,144,202	—	—	—
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	—	—	—
Metametrics, Inc.	Revolver	09/10/2025	477,534	(3,582)	390,710	—
Millin Purchaser LLC	Delayed Draw Term Loan	02/22/2022	—	—	1,632,961	(12,247)
Millin Purchaser LLC	Delayed Draw Term Loan	10/22/2023	—	—	7,144,203	(53,582)
Millin Purchaser LLC	Revolver	10/22/2026	—	—	680,400	(10,206)
MMP Intermediate, LLC	Revolver	02/15/2027	552,880	(11,058)	—	—
Moon Buyer, Inc.	Delayed Draw Term Loan	10/21/2022	4,538,792	—	4,538,792	—
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	—	1,163,793	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	2,828,188	—	3,199,307	—
MSM Acquisitions, Inc.	Revolver	12/09/2026	839,156	(8,392)	1,111,729	(5,559)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	01/24/2024	1,208,470	(18,127)	—	—
MSP Global Holdings, Inc.	Revolver	01/24/2027	422,965	(6,344)	—	—
Mykaarma Acquisition LLC	Revolver	03/21/2028	593,215	(10,381)	—	—
Navigate360, LLC	Delayed Draw Term Loan	03/17/2024	1,812,705	—	—	—
Navigate360, LLC	Revolver	03/17/2027	604,235	(6,042)	—	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	03/23/2022	—	—	1,103,804	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	09/07/2022	1,442,967	—	—	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	06/10/2024	3,873,778	(19,369)	—	—
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	—	—	166,551	—
Netwrix Corporation And Concept Searching Inc.	Revolver	06/11/2029	774,755	(7,748)	—	—
NI Topco, Inc	Revolver	12/28/2026	—	—	549,052	(12,354)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(2,294)	458,721	(2,294)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	—	616,682	—
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	—	—	698,833	(6,988)
PerimeterX, Inc.	Delayed Draw Term Loan	07/01/2023	1,075,406	—	1,075,406	(10,754)
PerimeterX, Inc.	Revolver	11/22/2024	279,533	6,289	279,533	(2,795)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	08/16/2023	955,376	(14,331)	—	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/15/2023	1,261,977	(18,930)	—	—

			6/30/2022		12/31/2021
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	$1,536,273	$(26,885)	$1,536,273	$(38,407)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	384,068	(4,801)	537,696	(6,721)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	—	—	234,363	—
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	131,829	—	292,954	—
Ranger Buyer, Inc.	Revolver	11/18/2027	959,386	—	959,386	(19,188)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	12/18/2022	2,484,335	(43,477)	2,484,335	(6,211)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(10,302)	588,705	(1,472)
Rep Tec Intermediate Holdings, Inc.	Revolver	06/19/2025	—	—	789,253	—
Rep Tec Intermediate Holdings, Inc.	Revolver	12/01/2027	789,253	(9,866)	—	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	05/31/2024	7,067,069	(70,670)	—	—
Salisbury House, LLC	Revolver	08/30/2025	328,785	(7,398)	448,343	(6,725)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	06/28/2024	1,177,845	(23,557)	—	—
Sandstone Care Holdings, LLC	Revolver	06/28/2028	706,707	(14,134)	—	—
Saturn Borrower Inc	Delayed Draw Term Loan	12/15/2023	—	—	3,960,391	(79,208)
Saturn Borrower Inc	Revolver	12/15/2027	—	—	745,874	(14,918)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/12/2023	—	—	1,922,732	(24,034)
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(22,431)	1,281,821	(19,227)
SCA Buyer, LLC	Revolver	01/20/2026	257,540	(2,575)	386,309	(966)
SecureLink, Inc.	Revolver	10/01/2025	—	—	439,523	—
Securonix, Inc.	Revolver	04/05/2028	1,538,337	(26,921)	—	—
Single Digits, Inc.	Revolver	12/21/2023	416,149	(24,969)	416,149	(4,161)
Sirsi Corporation	Revolver	03/15/2024	553,741	(2,769)	553,741	(1,384)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(23,320)	1,165,951	—
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(5,195)	519,484	(2,597)
Smile Brands, Inc.	Revolver	10/12/2025	254,808	(3,822)	240,909	(2,409)
Soladoc, LLC	Delayed Draw Term Loan	06/10/2024	2,355,690	(23,557)	—	—
Soladoc, LLC	Revolver	06/12/2028	588,923	(11,778)	—	—
Spark DSO LLC	Delayed Draw Term Loan	02/09/2023	1,842,933	(36,859)	—	—
Spark DSO LLC	Revolver	04/20/2026	1,105,760	(22,116)	—	—
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2023	3,960,391	(49,505)	—	—
Stratus Networks, Inc.	Revolver	12/15/2027	39,604	(891)	—	—
Streamsets, Inc.	Revolver	11/25/2024	—	—	350,524	(12,268)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	(3,102)	310,244	—
Sundance Group Holdings, Inc	Delayed Draw Term Loan	07/02/2023	3,547,253	(17,736)	3,547,253	(26,604)
Sundance Group Holdings, Inc	Revolver	07/02/2027	662,154	(9,932)	993,231	(14,898)
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(9,013)	225,317	(1,690)
Syntax Systems Ltd	Delayed Draw Term Loan	10/29/2023	2,434,137	(36,512)	2,434,137	(24,341)
Syntax Systems Ltd	Revolver	10/29/2026	431,005	(6,465)	547,843	(5,479)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	08/13/2022	—	—	2,962,646	—
TA/WEG Holdings, LLC	Revolver	10/04/2027	—	—	233,655	—
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/25/2023	1,056,104	(44,884)	1,056,104	(10,561)
TBG Food Acquisition Corp	Revolver	12/25/2027	264,026	(11,221)	264,026	(2,640)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(4,361)	290,770	(2,181)
Telesoft Holdings, LLC	Revolver	12/16/2025	565,034	(1,413)	596,866	(2,984)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	10/01/2023	835,378	(16,708)	1,441,028	(3,603)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	03/31/2024	1,709,776	(34,195)	379,793	(1,899)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	345,266	(6,905)	—	—
Thrive Buyer, Inc.	Delayed Draw Term Loan	06/30/2023	—	—	3,625,292	(9,063)
Thrive Buyer, Inc.	Delayed Draw Term Loan	03/01/2024	357,454	(1,787)	—	—
Thrive Buyer, Inc.	Revolver	01/22/2027	961,759	(4,809)	1,109,722	(2,774)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	2,620,280	(39,304)	3,383,145	(33,831)
TRGRP, Inc.	Revolver	11/01/2023	333,333	—	333,333	—
Ungerboeck Systems International, LLC	Revolver	04/30/2027	161,196	—	161,196	—
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	477,093	—	1,093,174	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/18/2024	1,980,582	(14,855)	—	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	1,163,793	(29,095)	2,327,586	(58,190)
Vectra AI, Inc.	Revolver	03/18/2026	232,759	(5,819)	232,759	(5,819)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	05/24/2028	6,195,183	(46,464)	—	—
Vehlo Purchaser, LLC	Revolver	05/24/2028	1,239,037	(18,586)	—	—
Velocity Purchaser Corporation	Revolver	12/01/2022	—	—	193,237	—

			6/30/2022		12/31/2021
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Velocity Purchaser Corporation	Revolver	12/01/2023	$193,237	$—	$—	$—
Veracross LLC	Delayed Draw Term Loan	12/28/2023	1,668,830	(4,172)	1,668,830	(16,688)
Veracross LLC	Revolver	12/28/2027	1,112,554	(13,907)	1,112,554	(22,251)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	05/02/2024	1,362,940	(6,814)	—	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	08/13/2022	1,047,233	(5,236)	—	—
Wealth Enhancement Group, LLC	Revolver	10/04/2027	305,707	(1,529)	—	—
West Dermatology	Delayed Draw Term Loan	06/17/2024	3,731,767	(37,318)	—	—
West Dermatology	Revolver	03/17/2028	1,243,922	(24,878)	—	—

Total			$199,358,667	$(2,148,539)	$164,163,963	$(1,707,905)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At June 30, 2022 the Fund had total Capital Commitments of $540,937,601, of which 18% is unfunded. At December 31, 2021, the Fund had total Capital Commitments of $471,572,464, of which 25% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2022 and June 30, 2021:

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
Quarter Ended	Shares	Amount	Shares	Amount
March 31	3,095,246	$30,684,000	4,001,981	$37,708,999
June 30	5,759,395	56,263,228	1,637,964	15,687,764

Total capital drawdowns	8,854,641	$86,947,228	5,639,945	$53,396,763

Distributions

The following tables reflect the distributions declared on Shares during the six months ended June 30, 2022 and June 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2022	3/29/2022	4/28/2022	$0.25	$9,709,845

6/28/2022	6/28/2022	7/27/2022	$0.15	6,590,492

				$16,300,337

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2021	3/29/2021	4/28/2021	$0.16	$4,358,022
6/28/2021	6/28/2021	7/22/2021	$0.16	4,555,484

				$8,913,506

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

The following tables summarize Shares distributed pursuant to the DRIP during the six months ended June 30, 2022 and June 30, 2021 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2022	3/29/2022	3/31/2022	526,163	$5,101,704
6/28/2022	6/28/2022	6/30/2022	360,978	3,500,728

			887,141	$8,602,432

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2021	3/29/2021	3/31/2021	229,904	$2,167,568
6/28/2021	6/28/2021	6/30/2021	241,688	2,332,651

			471,592	$4,500,219

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

On May 27, 2022, the Fund commenced a General Tender (the “Q2 2022 Tender Offer”) for up to 911,141.27 Shares (the “Q2 2022 Tender Offer Cap”) tendered prior to June 30, 2022. Stockholders who tendered Shares in the Q2 2022 Tender Offer received, at the expiration of the Q2 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the Purchase Price. The Purchase Price for the Q2 2022 Tender Offer was $9.70 per Share and the Q2 2022 Tender Offer expired on June 30, 2022.

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

The following table summarizes Shares purchased during the six months ended June 30, 2022:

Quarter Ended	Payment Date	Shares	Dollar Amount
March 31	May 10, 2022	420,864	$4,081,370
June 30	August 10, 2022	617,738	5,990,765

		1,038,602	$10,072,135

The following table summarizes Shares purchased during the six months ended June 30, 2021:

Quarter Ended	Payment Date	Shares	Dollar Amount
March 31	May 6, 2021	1,173,288	$11,061,881
June 30	August 9, 2021	1,162,555	11,220,395

		2,335,843	$22,282,276

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and six months ended June 30, 2022 and June 30, 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets from operations	$6,184,258	$10,672,076	$11,695,958	$16,843,589
Weighted average common shares outstanding	41,885,326	27,381,626	39,180,515	26,909,514
Earnings per common share-basic and diluted	$0.15	$0.39	$0.30	$0.63

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2022 and June 30, 2021:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Per Share Data:(1)(2)
Net asset value, beginning of period	$9.80	$9.35
Net investment income (loss)	0.40	0.33
Net realized and unrealized gains (losses) on investments	(0.10)	0.29

Net increase (decrease) in net assets resulting from operations	0.30	0.62

Distributions to stockholders(3)	(0.40)	(0.32)

Net asset value, end of period	$9.70	$9.65
Shares outstanding, end of period	44,047,129	27,550,916
Total return at net asset value before incentive fees(4)(5)	3.69%	7.18%
Total return at net asset value after incentive fees(4)(5)	3.15%	6.65%

Ratio/Supplemental Data:
Net assets, end of period	$427,133,065	$265,904,421
Ratio of total expenses to weighted average net assets(6)	12.24%	11.04%
Ratio of net expenses to weighted average net assets(6)(7)	11.89%	10.43%
Ratio of net investment income (loss) before waivers to weighted average net assets(6)	8.76%	7.83%
Ratio of net investment income (loss) after waivers to weighted average net assets(6)(7)	9.11%	8.43%
Ratio of interest and credit facility expenses to weighted average net assets(6)	6.46%	4.76%
Ratio of incentive fees to weighted average net assets(5)	0.55%	0.56%
Portfolio turnover rate(5)	10.37%	11.52%
Asset coverage ratio(8)	165%	161%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)

For the six months ended June 30, 2022 and June 30, 2021, the Adviser voluntarily waived collateral management fees. Additionally, the Adviser received reimbursement payments from the Fund as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the voluntary waived expenses of 0.31% and 1.05% for the six months ended June 30, 2022 and June 30, 2021, respectively.

(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements.

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

Overview

The Fund was formed on February 6, 2015 as a corporation under the laws of the State of Maryland. The Fund is structured as an externally managed, non-diversified, closed-end management investment company. The Fund was formed to invest primarily in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. The Fund commenced investment operations on November 15, 2017. The Fund is advised by AB Private Credit Investors LLC (the “Adviser”), which is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. State Street Bank and Trust Company (the “Administrator”) provides the administrative services necessary for the Fund to operate.

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

As of June 30, 2022, the Fund was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Fund was not in default of any of the covenants under the Revolving Credit Facilities as of June 30, 2022. However, any increase in unrealized depreciation of the Fund’s investment portfolio or further significant reductions in the Fund’s net asset value as a result of the effects of the COVID-19 pandemic or otherwise may increase the risk of breaching the relevant covenants and requirements.

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

The Private Offering

The Fund enters into separate subscription agreements with investors providing for the private placement of its common stock (the “Shares”) in reliance on exemptions from the registration requirements of the Securities. Each investor makes a Capital Commitment to purchase Shares pursuant to a subscription agreement. Investors are required to make capital contributions to purchase Shares each time the Fund delivers a capital call notice, which is issued based on the Fund’s anticipated investment activities and capital needs, delivered at least 10 business days prior to the required funding date, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. Generally, purchases of the Fund’s Shares are made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment, at a per-Share price equal to the net asset value per share of the Fund’s common stock subject to any adjustments. Pursuant to the Private Offering, the Fund’s initial closing occurred on September 29, 2017.

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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
Investments in Portfolio Companies	$(123,608,819	)(1)	$(80,453,044	)(2)	$(197,870,999	)(3)	$(144,809,351	)(4)
Draw Downs against Revolvers and Delayed Draw Term Loans	(23,272,355)		(34,727,033)		(37,236,931)		(40,608,194)
Principal Repayments	63,752,273	(5)	29,324,631	(6)	91,237,994	(7)	44,961,952	(8)
Sales	4,962,265		15,471,896		7,349,882		23,393,850

Net Repayments (Investments)	$(78,166,636)		$(70,383,550)		$(136,520,054)		$(117,061,743)

(1)	Includes investments in 20 portfolio companies.
(2)	Includes investments in 16 portfolio companies.
(3)	Includes investments in 42 portfolio companies.
(4)	Includes investments in 28 portfolio companies.
(5)	Includes $4,250,192 in revolver and delayed draw term payments.
(6)	Includes $2,565,957 in revolver and delayed draw term payments.
(7)	Includes $5,949,439 in revolver and delayed draw term payments.
(8)	Includes $3,914,956 in revolver and delayed draw term payments.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2022:

	As of June 30, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$995,492,102	91.47%	$990,245,299	90.82%	7.57%
Second Lien Junior Secured Debt	10,765,301	0.99	10,804,809	0.99	9.81%
Preferred Stock	11,925,939	1.10	16,366,820	1.50	—
Common Stock	9,212,605	0.85	11,039,550	1.02	—
Warrants	331,372	0.03	1,234,174	0.11	—
Cash and cash equivalents	60,656,417	5.56	60,656,417	5.56	—

Total	$1,088,383,736	100%	$1,090,347,069	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$858,569,789	91.30%	$859,412,243	90.75%	6.87%
Second Lien Junior Secured Debt	10,534,601	1.12	10,677,299	1.13	9.04%
Preferred Stock	10,098,254	1.07	13,399,346	1.41	—
Common Stock	6,330,140	0.67	7,968,227	0.84	—
Warrants	347,740	0.04	1,123,878	0.12	—
Cash and cash equivalents	54,489,043	5.80	54,489,043	5.75	—

Total	$940,369,567	100%	$947,070,036	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Number of portfolio companies	178	151
Percentage of debt bearing a floating rate(1)	100.00%	100.00%
Percentage of debt bearing a fixed rate(1)	0.00%	0.00%

(1)	Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of June 30, 2022:

	As of June 30, 2022
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$999,688,828	99.35%	$1,000,090,301	99.90%
Non-accrual	6,568,575	0.65%	959,807	0.10%

Total	$1,006,257,403	100%	$1,001,050,108	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$864,817,447	99.52%	$868,964,978	99.87%
Non-accrual	4,286,943	0.48%	1,124,564	0.13%

Total	$869,104,390	100%	$870,089,542	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of June 30, 2022, the Fund had 3 investments, across two issuers, that were on non-accrual status. As of December 31, 2021, the Fund had three investments, with one issuer, that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of June 30, 2022 and December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of June 30, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$74,807,762	7.28%	$75,120,884	7.30%
Consumer Discretionary	9,529,686	0.93	9,551,571	0.93
Consumer Non-Cyclical	55,492,498	5.40	54,888,848	5.33
Digital Infrastructure & Services	171,381,611	16.68	171,718,541	16.68
Energy	12,608,251	1.23	15,250,960	1.48
Financials	36,187,464	3.52	36,157,959	3.51
Healthcare & HCIT	236,424,417	23.00	231,231,864	22.45
Software & Tech Services	427,784,271	41.62	435,014,578	42.25
Transport & Logistics	3,511,359	0.34	755,447	0.07

	$1,027,727,319	100%	$1,029,690,652	100%

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$62,680,825	7.08%	$63,308,037	7.09%
Consumer Discretionary	8,853,961	1.00	8,896,144	1.00
Consumer Non-Cyclical	49,444,346	5.58	49,124,299	5.50
Digital Infrastructure & Services	144,135,884	16.27	147,187,636	16.49
Energy	9,634,235	1.09	10,335,624	1.16
Financial Services	28,629,622	3.23	28,663,648	3.21
Healthcare & HCIT	204,484,590	23.08	202,451,176	22.68
Software & Tech Services	373,536,348	42.17	381,063,571	42.69
Transport & Logistics	4,480,713	0.50	1,550,858	0.18

	$885,880,524	100%	$892,580,993	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Total investment income	$19,936,570	$12,399,428	$39,624,007	$23,259,188
Total expenses	12,434,969	8,040,899	24,049,007	14,898,983

Reimbursement payments to Adviser	—	461,334	259,263	742,113
Waived collateral management fees	(131,978)	(459,915)	(588,476)	(914,258)
Waived management fees	—	(198,234)	(283,566)	(381,235)

Net investment income before taxes	7,633,579	4,555,344	16,187,779	8,913,585
Income tax expense, including excise tax	258,256	—	567,083	—

Net investment income after tax	7,375,323	4,555,344	15,620,696	8,913,585
Net realized and change in unrealized appreciation (depreciation) on investments	(1,186,520)	6,116,937	(3,920,183)	7,930,016

Net increase in net assets resulting from operations	6,188,803	10,672,281	11,700,513	16,843,601
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	4,545	205	4,555	12

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$6,184,258	$10,672,076	$11,695,958	$16,843,589

Investment Income

During the three months ended June 30, 2022, the Fund’s investment income was comprised of $19,314,117 of interest income, which includes $1,919,206 of the net amortization of premium and accretion of discounts, $605,426 of payment-in-kind interest, and $17,027 of dividend income. During the three months ended June 30, 2021, the Fund’s investment income was comprised of $12,069,303 of interest income, which includes $892,216 of the net amortization of premium and accretion of discounts, and $330,125 of payment-in-kind interest. The increase in net investment income during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, can primarily be attributed to an increase in gross assets.

During the six months ended June 30, 2022, the Fund’s investment income was comprised of $38,398,568 of interest income, which includes $3,309,963 of the net amortization of premium and accretion of discounts, $1,199,825 of payment-in-kind interest, and $25,614 of dividend income. During the six months ended June 30, 2021, the Fund’s investment income was comprised of $22,553,580 of interest income, which includes $1,680,487 of the net amortization of premium and accretion of discounts, and $705,608 of payment-in-kind interest. The increase in net investment income during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, can primarily be attributed to an increase in gross assets.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Interest and borrowing expenses	$7,046,218	$3,262,203	$12,187,003	$5,867,256
Management fees	3,391,227	2,365,977	6,794,019	4,435,158
Income-based incentive fee	951,206	755,421	2,883,145	1,396,483
Professional fees	339,678	514,671	816,658	1,063,723
Collateral management fees	131,978	459,915	588,476	914,258
Administration and custodian fees	245,103	177,836	468,340	340,887
Insurance expenses	155,509	189,522	308,748	335,856
Directors’ fees	50,000	50,000	100,000	100,000
Transfer agent fees	29,841	19,349	55,517	35,735
Capital gains incentive fee	(237,304)	—	(784,037)	—
Other expenses	331,513	246,005	631,138	409,627

Total expenses	12,434,969	8,040,899	24,049,007	14,898,983
Reimbursement payments to Adviser	—	461,334	259,263	742,113
Waived collateral management fees	(131,978)	(459,915)	(588,476)	(914,258)
Waived management fees	—	(198,234)	(283,566)	(381,235)
Income tax expense, including excise tax	258,256	—	567,083	—

Net expenses	$12,561,247	$7,844,084	$24,003,311	$14,345,603

Interest and Borrowing Expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction. As of June 30, 2022, there were outstanding balances of $163,300,000 and $238,800,000 on the Synovus Credit Facility and the Natixis Credit Facility, respectively, and an outstanding balance of $6,092,153 in Secured Borrowings.

As of December 31, 2021, there were outstanding balances of $40,000,000, $147,300,000, and $193,300,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility, and the Natixis Credit Facility, respectively, and an outstanding balance of $10,228,115 in Secured Borrowings.

The outstanding amount on the Notes is $244,801,396, net of unamortized discount and debt issuance costs as of June 30, 2022. The outstanding amount on the Notes was $212,454,604, net of unamortized discount and debt issuance costs as of December 31, 2021.

Interest and borrowing expenses for the three months ended June 30, 2022 and June 30, 2021 were $7,046,218 and $3,262,203, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 3.37% and 2.50% for the three months ended June 30, 2022 and June 30, 2021, respectively. The increase in interest and borrowing expenses during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 can primarily be attributed to an increase in debt outstanding and interest rates.

Interest and borrowing expenses for the six months ended June 30, 2022 and June 30, 2021 were $12,187,003 and $5,867,256, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 3.03% and 2.51% for the six months ended June 30, 2022 and June 30, 2021, respectively. The increase in interest and borrowing expenses during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 can primarily be attributed to an increase in debt outstanding and interest rates.

Management Fee

The gross management fee expenses for the three months ended June 30, 2022 and June 30, 2021 were $3,391,227 and $2,365,977, respectively. The increase in the management fee for the three months ended June 30, 2022 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the three months ended June 30, 2022 and June 30, 2021, the Adviser waived management fees of $-0- and $198,234, respectively.

The gross management fee expenses for the six months ended June 30, 2022 and June 30, 2021 were $6,794,019 and $4,435,158, respectively. The increase in the management fee for the six months ended June 30, 2022 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the six months ended June 30, 2022 and June 30, 2021, the Adviser waived management fees of $283,566 and $381,235, respectively.

Fund Expenses

For the three months ended June 30, 2022, the Fund incurred $12,434,969 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, collateral management fees, transfer agent fees, and other expenses. Further, $131,978 of collateral management fees were waived by the Adviser. The Fund incurred $258,256 of tax expense.

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

For the six months ended June 30, 2022, the Fund incurred $24,049,007 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, collateral management fees, transfer agent fees, and other expenses. Additionally, $259,263 was reimbursed by the Fund to the Adviser and its affiliates. Further, $283,566 of management fees and $588,476 of collateral management fees were waived by the Adviser. The Fund incurred $567,083 of tax expense.

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

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2022, the Fund had principal repayments and sales which resulted in $644,621 of net realized gain. During the six months ended June 30, 2022, the Fund had principal repayments and sales which resulted in $816,953 of net realized gain.

During the three months ended June 30, 2021, the Fund had principal repayments and sales which resulted in $445,535 of net realized loss. During the six months ended June 30, 2021, the Fund had principal repayments and sales which resulted in $386,065 of net realized loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2022, the Fund had $1,831,141 in net change in unrealized depreciation on $1,027,727,319 of investments in 178 portfolio companies. Net change in unrealized depreciation for the three months ended June 30, 2022, resulted from a broad portfolio decline due to a decline in loan market secondary prices and widening primary issue credit spreads. This depreciation was partially offset by gains on debt and equity positions marked up due to company performance or expectation of near-term repayment at par.

During the three months ended June 30, 2021, the Fund had $6,562,472 in net change in unrealized appreciation on $658,290,233 of investments in 124 portfolio companies. Unrealized appreciation for the three months ended June 30, 2021, resulted from an increase in fair value, primarily driven by improving market conditions.

During the six months ended June 30, 2022, the Fund had $4,737,136 in net change in unrealized depreciation on $1,027,727,319 of investments in 178 portfolio companies. Net change in unrealized depreciation for the six months ended June 30, 2022, resulted from a broad portfolio decline due to a decline in loan market secondary prices and widening primary issue credit spreads as well as a reclass of prior unrealized gain to investment income from a large prepayment fee on one investment. This depreciation was partially offset by gains on debt and equity positions marked up due to company performance or expectation of near-term repayment at par.

During the six months ended June 30, 2021, the Fund had $8,316,081 in net change in unrealized appreciation on $658,290,233 of investments in 124 portfolio companies. Unrealized appreciation for the six months ended June 30, 2021, resulted from an increase in fair value, primarily driven by improving market conditions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2022 and 2021, the net increase in net assets resulting from operations was $6,188,803 and $10,672,281, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2022 and 2021, the Fund’s per share net increase in net assets resulting from operations was $0.15 and $0.39, respectively.

For the six months ended June 30, 2022 and 2021, the net increase in net assets resulting from operations was $11,700,513 and $16,843,601, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2022 and 2021, the Fund’s per share net increase in net assets resulting from operations was $0.30 and $0.63, respectively.

Cash Flows

For the six months ended June 30, 2022, cash increased by $6,167,374. During the same period, the Fund used $133,305,815 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2022, the Fund generated $139,473,189 from financing activities, primarily from issuance of common stock and net borrowings on the Revolving Credit Facilities and refinance of the CLO Notes.

For the six months ended June 30, 2021, cash increased by $34,855,885. During the same period, the Fund used $110,679,365 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2021, the Fund generated $145,535,250 from financing activities, primarily from issuance of common stock and net borrowings on the Revolving Credit Facilities.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the three months ended June 30, 2022 and June 30, 2021, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At June 30, 2022 and December 31, 2021, the Fund had $60,656,417 and $54,489,043 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of June 30, 2022, taken together with the Fund’s uncalled Capital Commitments of $99,243,897 and $33,000,000 undrawn amount on the 2021 HSBC Credit Facility, $36,700,000 undrawn amount on the Synovus Credit Facility and $61,200,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of June 30, 2022, the Fund has unfunded commitments to fund future investments in the amount of $199,358,667, and contractual obligations in the form of Revolving Credit Facilities of $402,100,000 and Notes of $244,801,396.

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of June 30, 2022, the Fund received Capital Commitments of $540,937,601. Inception to June 30, 2022, the Fund received Capital Contributions to the Fund of $441,693,704. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

Consistent with the Fund’s offering documents, beginning with the quarter ending June 30, 2021, the Fund was required to begin conducting quarterly General Tenders. Pursuant to the General Tender Program, at the Board’s discretion and in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, each stockholder is given the opportunity to tender Shares at a specific Purchase Price based on the Fund’s net asset value as of the last date of the quarter in which the General Tender is conducted. The Fund intends to conduct each General Tender to repurchase up to a certain percentage of the weighted average of the number of Shares outstanding during the three-month period prior to the quarter in which the General Tender is conducted, as determined by the Board. The General Tender Program includes numerous restrictions that limit stockholders’ ability to sell their Shares.

On February 25, 2022, the Fund commenced the Q1 2022 Tender Offer for up to 795,163.70 Shares. The Purchase Price for the Q1 2022 Tender Offer was $9.70 per Share and the Q1 2022 Tender Offer expired on March 31, 2022. On May 27, 2022, the Fund commenced the Q2 2022 Tender Offer for up to 911,141.27 Shares. The Purchase Price for the Q2 2022 Tender Offer was $9.70 per Share and the Q2 2022 Tender Offer expired on June 30, 2022.

On February 26, 2021, the Fund commenced the Q1 2021 Tender Offer for up to 502,190.45 Shares (the “Q1 2021 Tender Offer Cap”) tendered prior to June 30, 2021 (the “Initial Expiration Date”). As a result of the number of Shares tendered to the Fund prior to the Initial Expiration Date, the Fund extended the Q1 2021 Tender Offer and increased the Q1 2021 Tender Offer Cap to 2,083,220 Shares. The Purchase Price for the Q1 2021 Tender Offer was $9.43 per Share and the Q1 2021 Tender Offer expired on April 16, 2021. On May 28, 2021, the Fund commenced the Q2 2021 Tender Offer for up to 1,321,607.81 Shares. The Purchase Price for the Q2 2021 Tender Offer was $9.65 per Share and the Q2 2021 Tender Offer expired on June 30, 2021.

Stockholders who tendered Shares in the Q1 2022 Tender Offer, Q2 2022 Tender Offer, Q1 2021 Tender Offer, and Q2 2021 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Capital Commitments	$34,442,052	$14,873,990	$85,045,402	$33,698,098
Capital Commitments rescinded due to participation in General Tender Program	$8,565,065	$8,708,000	$15,680,265	$18,505,000
Dividend reinvestments	$3,500,728	$2,332,651	$8,602,432	$4,500,219
Shares issued to investors under DRIP	360,978	241,688	887,141	471,592
Value of capital drawdown notices	$56,263,228	$15,687,764	$86,947,228	$53,396,763
Shares issued to investors under capital drawdown notices	5,759,395	1,637,964	8,854,641	5,639,945
Value of Shares purchased in General Tender Program	$5,990,765	$11,220,395	$10,072,135	$22,282,276
Shares purchased in General Tender Offer	617,738	1,162,555	1,038,602	2,335,843

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2022	March 29, 2022	April 28, 2022	$0.25	$9,709,845
June 28, 2022	June 28, 2022	July 27, 2022	0.15	6,590,492

Total distributions declared			$0.40	$16,300,337

The following table summarizes distributions declared during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2021	March 29, 2021	April 28, 2021	$0.16	$4,358,022
June 28, 2021	June 28, 2021	July 22, 2021	0.16	4,555,484

Total distributions declared			$0.32	$8,913,506

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the six months ended June 30, 2022, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that becomes a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of June 30, 2022, the Fund had $-0- outstanding balance on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2021, the Fund had $40,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of June 30, 2022, the Fund had $163,300,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2021, the Fund had $147,300,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the Natixis Credit Facility. In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the Natixis Credit Agreement, (ii) the Natixis Account Control Agreement, (iii) the Natixis Collateral Management Agreement, (iv) the Natixis Collateral Administration Agreement and (v) the Natixis Transfer Agreement. On March 4, 2022, pursuant to Amendment No 4 to the Natixis Credit Agreement, ABPCIC Funding III increased the commitment by $25,000,000 from $225,000,000 to $250,000,000. As of June 30, 2022, the Fund had $238,800,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2021, the Fund had $193,300,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $6,092,153 and $10,228,115 as of June 30, 2022 and December 31, 2021, respectively.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Debt Securitization

On August 9, 2019, the Issuer and the Co-Issuer, each a newly formed special purpose vehicle, completed the CLO Transaction. The Notes offered by the Co-Issuers in the CLO Transaction are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans. On April 28, 2022 the Issuer indenture was refinanced among the Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes dated August 9, 2019 in the amount of $300,500,000 were paid off. The Issuer issued new notes, collectively, the “CLO VI Notes.”

The CLO VI Notes that remain outstanding as of June 30 2022 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (SOFR) plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.31% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 2.25% per annum; and (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 3.10% per annum; (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 4.15% per annum. The Notes are scheduled to mature on April 27, 2034.

The notes that remain outstanding as of December 31, 2021 were (i) $178,200,000 of Class A-1 Senior Secured Floating Rate Notes, which bear interest at three-months LIBOR plus 1.73% per annum; (ii) $25,000,000 of Class A-2A Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.45% per annum; (iii) $9,950,000 of Class A-2B Senior Secured Fixed Rate Notes, which bear interest at 4.23% per annum; (iv) $16,400,000 of Class B Secured Deferrable Floating Rate Notes, which bear interest at LIBOR plus 3.40% per annum; and (v) $17,350,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at LIBOR plus 4.40% per annum.

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

As of June 30, 2022, and December 31, 2021, the Fund had total senior securities of $654,942,153 and $603,978,115, respectively, consisting of borrowings under the Revolving Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 165% and 157%, respectively.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2022, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,557,877)	$(1,588,686)	$969,191
Up 100 basis points	10,231,508	5,953,411	4,278,097
Up 200 basis points	20,463,016	12,006,911	8,456,105
Up 300 basis points	30,694,524	18,060,411	12,634,113

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the six months ended June 30, 2022, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of June 30, 2022, and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2022.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of June 30, 2022(1)	(32.5)%	(19.5)%	(6.6)%	6.4%	19.3%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(38.3)%	(23.3)%	(8.3)%	6.7%	21.7%

(1)	Assumes $1,103.2 million in total portfolio assets, $676.0 million in debt outstanding, $427.2 million in net assets, and an average cost of funds of 4.15%. Actual interest payments may be different.
(2)	Assumes $1,103.2 million in total portfolio assets, $734.6 million in debt outstanding, $368.6 million in net assets, and an average cost of funds of 4.15%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: August 15, 2022	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)