Form 10-Q
period 2022-09-30
AB Private Credit Investors Corp
filed 2022-11-15
CIK 1634452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).    Yes  ☐    No  ☒
The issuer had 45,801,212.309 shares of common stock, $0.01 par value per share, outstanding as of November
1
5
, 2022.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

See Notes to Unaudited Consolidated Financial Statements

Item 1.	Financial Statements
AB Private Credit Investors Corporation
Consolidated Statements of Assets and Liabilities

	As of September 30, 2022 (Unaudited)	As of December 31, 2021
Assets
Investments, at fair value (amortized cost of $1,079,344,029 and $885,880,524, respectively)	$1,071,336,465	$892,580,993
Cash and cash equivalents	35,440,107	54,489,043
Receivable for fund shares	21,041,534	22,528,538
Interest receivable	11,671,468	3,221,620
Receivable for investments sold	1,402,234	938,678
Deferred financing costs	1,001,644	3,438,175
Prepaid expenses	72,347	256,534
Prepaid directors’ fee	24,869	63,025

Total assets	$1,141,990,668	$977,516,606

Liabilities
Credit facility payable	$433,000,000	$380,600,000
Notes payable (net of unamortized discount of $451,950 and $21,813, respectively, and debt issuance costs of $1,363,231 and $673,583, respectively)	244,934,819	212,454,604
Interest and borrowing expenses payable	6,128,635	2,866,844
Secured borrowings	4,135,264	10,228,115
Distribution payable	3,944,398	2,340,900
Management fees payable	3,644,259	2,653,052
Payable for Fund shares repurchased	3,555,388	4,736,139
Incentive fee payable	1,275,176	2,660,332
Accrued tax liability	1,076,697	200,000
Professional fees payable	800,429	597,318
Administrator and custodian fees payable	500,073	506,871
Payable to Adviser	416,863	1,680,410
Payable for investments purchased	357,799	9,692,322
Insurance payable	208,859	—
Accrued expenses and other liabilities	106,149	—
Transfer agent fees payable	32,503	23,019

Total liabilities	$704,117,311	$631,239,926

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 46,082,537 and 35,343,949 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	460,825	353,440
Paid-in capital in excess of par value	444,002,400	339,292,017
Distributable earnings (accumulated loss)	(6,620,906)	6,614,462

Total net assets of AB Private Credit Investors Corporation	$437,842,319	$346,259,919

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$31,038	$16,761

Total net assets	$437,873,357	$346,276,680

Total liabilities and net assets	$1,141,990,668	$977,516,606

Net asset value per share of AB Private Credit Investors Corporation	$9.50	$9.80

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Investment Income:
Interest income, net of amortization/accretion	$23,639,905	$13,138,603	$62,038,473	$35,692,183
Payment-in-kind interest	332,901	374,624	1,532,726	1,080,232
Dividend income	28,850	62,570	54,464	62,570

Total investment income	24,001,656	13,575,797	63,625,663	36,834,985

Expenses:
Interest and borrowing expenses	8,935,088	3,798,015	21,122,091	9,665,271
Management fees	3,644,259	2,633,349	10,438,278	7,068,507
Income-based incentive fee	1,275,176	876,623	4,158,321	2,273,106
Professional fees	392,050	484,133	1,208,708	1,547,856
Administration and custodian fees	239,624	185,508	707,964	526,395
Collateral management fees	—	464,717	588,476	1,378,975
Insurance expenses	180,760	140,901	489,508	476,757
Directors’ fees	50,000	50,000	150,000	150,000
Transfer agent fees	32,503	20,455	88,020	56,190
Capital gains incentive fee	(499,007)	—	(1,283,044)	—
Other expenses	332,340	350,113	963,478	681,543

Total expenses	14,582,793	9,003,814	38,631,800	23,824,600
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	—	538,189	259,263	1,280,302
Waived collateral management fees	—	(464,717)	(588,476)	(1,378,975)
Waived management fees	—	(448,807)	(283,566)	(830,042)

Net expenses	14,582,793	8,628,479	38,019,021	22,895,885

Net investment income before taxes	9,418,863	4,947,318	25,606,642	13,939,100

Income tax expense, including excise tax	382,072	300	949,155	78,497

Net investment income after tax	9,036,791	4,947,018	24,657,487	13,860,603

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	842,514	(515,755)	1,659,467	(901,820)
Net change in unrealized appreciation (depreciation) on investments	(9,970,897)	3,480,574	(14,708,033)	11,796,655

Net realized and change in unrealized gains (losses) on investment transactions	(9,128,383)	2,964,819	(13,048,566)	10,894,835

Net increase (decrease) in net assets resulting from operations	$(91,592)	$7,911,837	$11,608,921	$24,755,438

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$386	$268	$4,941	$280

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$(91,978)	$7,911,569	$11,603,980	$24,755,158

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.21	$0.18	$0.60	$0.51
Earnings per share (basic and diluted):	$(0.00)	$0.28	$0.28	$0.91
Weighted average shares outstanding:	44,069,253	28,094,084	40,828,002	27,308,710

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2022	44,047,129	$440,471	$424,682,511	$2,010,083	$30,652	$427,163,717
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,036,998	(207)	9,036,791
Net realized gain (loss) on investments	—	—	—	842,514	—	842,514
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(9,971,490)	593	(9,970,897)
Capital transactions:
Issuance of common stock	1,926,590	19,266	18,286,993	—	—	18,306,259
Issuance of common shares pursuant to distribution reinvestment plan	482,995	4,830	4,584,542	—	—	4,589,372
Repurchase of common stock	(374,177)	(3,742)	(3,551,646)	—	—	(3,555,388)
Distributions to stockholders	—	—	—	(8,539,011)	—	(8,539,011)

Total increase (decrease) for the three months ended September 30, 2022	2,035,408	20,354	19,319,889	(8,630,989)	386	10,709,640

Net assets at September 30, 2022	46,082,537	$460,825	$444,002,400	$(6,620,906)	$31,038	$437,873,357

Distributions declared per share	—	$—	$—	$0.20	$—	$0.20

Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	24,658,082	(595)	24,657,487
Net realized gain (loss) on investments	—	—	—	1,659,467	—	1,659,467
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(14,713,569)	5,536	(14,708,033)
Capital transactions:
Issuance of common stock	10,781,231	107,812	105,145,675	—	—	105,253,487
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	9,336	9,336
Issuance of common shares pursuant to distribution reinvestment plan	1,370,136	13,701	13,178,103	—	—	13,191,804
Repurchase of common stock	(1,412,779)	(14,128)	(13,613,395)	—	—	(13,627,523)
Distributions to stockholders	—	—	—	(24,839,348)	—	(24,839,348)

Total increase (decrease) for the nine months ended September 30, 2022	10,738,588	107,385	104,710,383	(13,235,368)	14,277	91,596,677

Net assets at September 30, 2022	46,082,537	$460,825	$444,002,400	$(6,620,906)	$31,038	$437,873,357

Distributions declared per share	—	$—	$—	$0.60	$—	$0.60

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest – ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2021	27,550,916	$275,509	$263,059,733	$2,569,179	$3,580	$265,908,001
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,947,190	(172)	4,947,018
Net realized gain (loss) on investments	—	—	—	(515,755)	—	(515,755)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,480,134	440	3,480,574
Capital transactions:
Issuance of common stock	1,632,591	16,326	15,913,727	—	—	15,930,053
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	5,235	5,235
Issuance of common shares pursuant to distribution reinvestment plan	265,157	2,652	2,585,159	—	—	2,587,811
Repurchase of common stock	(887,497)	(8,875)	(8,652,559)	—	—	(8,661,434)
Distributions to stockholders	—	—	—	(4,942,950)	—	(4,942,950)

Total increase (decrease) for the three months ended September 30, 2021	1,010,251	10,103	9,846,327	2,968,619	5,503	12,830,552

Net assets at September 30, 2021	28,561,167	$285,612	$272,906,060	$5,537,798	$9,083	$278,738,553

Distributions declared per share	—	$—	$—	$0.17	$—	$0.17

Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,861,196	(593)	13,860,603
Net realized gain (loss) on investments	—	—	—	(901,820)	—	(901,820)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	11,795,782	873	11,796,655
Capital transactions:
Issuance of common stock	7,272,536	72,725	69,254,091	—	—	69,326,816
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	8,162	8,162
Issuance of common shares pursuant to distribution reinvestment plan	736,749	7,368	7,080,662	—	—	7,088,030
Repurchase of common stock	(3,223,340)	(32,233)	(30,911,477)	—	—	(30,943,710)
Distributions to stockholders	—	—	—	(13,856,456)	—	(13,856,456)

Total increase (decrease) for the nine months ended September 30, 2021	4,785,945	47,860	45,423,276	10,898,702	8,442	56,378,280

Net assets at September 30, 2021	28,561,167	$285,612	$272,906,060	$5,537,798	$9,083	$278,738,553

Distributions declared per share	—	$—	$—	$0.49	$—	$0.49

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,608,921	$24,755,438

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(336,125,554)	(288,237,393)
Payment-in-kind investments	(1,532,726)	(1,080,232)
Proceeds from sales of investments and principal repayments	150,869,120	116,201,355
Net realized (gain) loss on investments	(1,659,467)	901,820
Net change in unrealized (appreciation) depreciation on investments	14,708,033	(11,796,655)
Amortization of premium and accretion of discount, net	(5,014,878)	(2,595,561)
Amortization of discount, debt issuance and deferred financing costs	3,786,621	1,905,402

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(463,556)	(1,488,309)
(Increase) decrease in interest receivable	(8,449,848)	(538,364)
(Increase) decrease in other assets	—	879
(Increase) decrease in prepaid directors’ fee	38,156	(48,152)
(Increase) decrease in prepaid expenses	184,187	(120,510)
Increase (decrease) in payable for investments purchased	(9,334,523)	1,331
Increase (decrease) in due to affiliate	—	(469,453)
Increase (decrease) in management fees payable	991,207	651,204
Increase (decrease) in payable to Adviser	(1,263,547)	61,228
Increase (decrease) in administrator and custodian fees payable	(6,798)	384,086
Increase (decrease) in professional fees payable	203,111	987,997
Increase (decrease) in accrued tax liability	876,697	(1,840)
Increase (decrease) in incentive fee payable	(1,385,156)	(1,476,451)
Increase (decrease) in transfer agent fees payable	9,484	6,646
Increase (decrease) in insurance payable	208,859	—
Increase (decrease) in interest and borrowing expenses payable	3,261,791	926,062
Increase (decrease) in accrued organization costs	—	(106,510)
Increase (decrease) in accrued expenses and other liabilities	106,149	—

Net cash provided by (used for) operating activities	(178,383,717)	(161,175,982)

Cash flows from financing activities
Issuance of common stock	106,740,491	102,066,695
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	9,336	8,162
Repurchase of common stock	(14,808,274)	(22,282,276)
Distributions paid	(10,044,046)	(5,957,888)
Financing costs paid	(2,041,238)	(1,703,517)
Borrowings on notes	246,321,363	—
Repayments of notes	(213,150,000)	—
Borrowings on credit facility	170,400,000	302,000,000
Repayments of credit facility	(118,000,000)	(168,000,000)
Proceeds on secured borrowings	10,264,355	—
Repayments on secured borrowings	(16,357,206)	(18,870,856)

Net cash provided by (used for) financing activities	159,334,781	187,260,320

Net increase (decrease) in cash	(19,048,936)	26,084,338
Cash and cash equivalents, beginning of period	54,489,043	22,410,622

Cash and cash equivalents, end of period	$35,440,107	$48,494,960

Supplemental and non-cash financing activities
Cash paid during the period for interest	$13,668,017	$6,580,970
Issuance of common shares pursuant to distribution reinvestment plan	$13,191,804	$7,088,030
State taxes paid	$72,458	$—

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of September 30, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value - 244.67% (++) + * # ^

U.S. Corporate Debt - 233.81%

1st Lien/Senior Secured Debt - 231.36%
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	8.62% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$496,947	$490,177	$477,069
AmerCareRoyal, LLC (2)	Business Services	Term Loan	8.62% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	511,487	499,095	491,027
AmerCareRoyal, LLC (1)	Business Services	Term Loan	8.62% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,120,601	4,024,307	3,955,777
Cerifi, LLC (3) (4)	Business Services	Revolver	8.45% (S + 5.75%; 1.00% Floor)	04/01/2027	—	(15,260)	(12,672)
Cerifi, LLC (2) (5)	Business Services	Term Loan	8.45% (S + 5.75%; 1.00% Floor)	03/31/2028	10,086,917	9,901,385	9,935,613
Engage2Excel, Inc. (3)	Business Services	Revolver	10.63% (L + 7.25%; 1.00% Floor)	03/07/2023	312,456	309,979	306,711
Engage2Excel, Inc. (1)	Business Services	Term Loan	10.13% (L + 7.25%; 1.00% Floor)	03/07/2023	1,029,563	1,026,971	1,014,120
Engage2Excel, Inc. (1)	Business Services	Term Loan	10.13% (L + 7.25%; 1.00% Floor)	03/07/2023	2,966,736	2,960,393	2,922,235
Global Radar Holdings, LLC (3) (4)	Business Services	Revolver	9.12% (L + 6.00%; 1.00% Floor)	12/31/2025	—	(1,530)	—
Global Radar Holdings, LLC (2) (5)	Business Services	Term Loan	9.12% (L + 6.00%; 1.00% Floor)	12/31/2025	7,437,386	7,337,148	7,437,386
Metametrics, Inc. (3) (4)	Business Services	Revolver	8.67% (L + 5.00%; 1.00% Floor)	09/10/2025	—	(6,467)	(6,512)
Metametrics, Inc. (1) (2)	Business Services	Term Loan	8.67% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,679,628	4,683,748
MSM Acquisitions, Inc. (3)	Business Services	Delayed Draw Term Loan	9.13% (L + 6.00%; 1.00% Floor)	12/09/2026	369,174	355,146	281,247
MSM Acquisitions, Inc. (2)	Business Services	Delayed Draw Term Loan	9.13% (L + 6.00%; 1.00% Floor)	12/09/2026	3,012,800	2,966,529	2,914,884
MSM Acquisitions, Inc. (3)	Business Services	Revolver	9.13% (L + 6.00%; 1.00% Floor)	12/09/2026	462,455	445,145	422,641
MSM Acquisitions, Inc. (1) (2) (5)	Business Services	Term Loan	9.13% (L + 6.00%; 1.00% Floor)	12/09/2026	8,233,082	8,122,811	7,965,507
Rep Tec Intermediate Holdings, Inc. (3)	Business Services	Revolver	10.15% (L + 6.50%; 1.00% Floor)	12/01/2027	118,388	108,162	100,630
Rep Tec Intermediate Holdings, Inc. (1) (2) (5)	Business Services	Term Loan	10.18% (L + 6.50%; 1.00% Floor)	12/01/2027	14,605,658	14,411,031	14,277,031
Sako and Partners Lower Holdings LLC (3) (4)	Business Services	Delayed Draw Term Loan	9.36% (S + 6.00%; 1.00% Floor)	09/15/2028	—	(52,890)	(53,269)
Sako and Partners Lower Holdings LLC (3)	Business Services	Revolver	9.36% (S + 6.00%; 1.00% Floor)	09/15/2028	337,369	300,344	300,081
Sako and Partners Lower Holdings LLC (1) (2) (5)	Business Services	Term Loan	9.36% (S + 6.00%; 1.00% Floor)	09/15/2028	14,915,247	14,470,950	14,467,789
Valcourt Holdings II, LLC (1) (3) (6)	Business Services	Delayed Draw Term Loan	8.71% (S + 5.25%; 1.00% Floor)	01/07/2027	1,436,481	1,415,287	1,436,481
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	8.95% (S + 5.25%; 1.00% Floor)	01/07/2027	1,158,138	1,137,354	1,158,138
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	8.95% (S + 5.25%; 1.00% Floor)	01/07/2027	2,647,935	2,607,780	2,647,935
Valcourt Holdings II, LLC (1) (2)	Business Services	Term Loan	8.95% (S + 5.25%; 1.00% Floor)	01/07/2027	6,295,113	6,201,813	6,295,113
AEG Holding Company, Inc. (1)	Consumer Discretionary	Delayed Draw Term Loan	9.18% (L + 5.50%; 1.00% Floor)	11/20/2023	1,048,411	1,043,923	1,048,411
AEG Holding Company, Inc. (3)	Consumer Discretionary	Revolver	8.62% (L + 5.50%; 1.00% Floor)	11/20/2023	502,589	497,415	502,589
AEG Holding Company, Inc. (5)	Consumer Discretionary	Term Loan	9.18% (L + 5.50%; 1.00% Floor)	11/20/2023	1,824,399	1,814,448	1,824,399
AEG Holding Company, Inc. (1)	Consumer Discretionary	Term Loan	9.18% (L + 5.50%; 1.00% Floor)	11/20/2023	5,528,541	5,503,994	5,528,541
Ampler QSR Holdings, LLC (2) (5)	Consumer Non-Cyclical	Term Loan	9.55% (L + 5.875%; 1.00% Floor)	07/21/2027	12,378,059	12,178,191	11,542,540
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.71% (L + 5.50%; 1.00% Floor)	11/08/2024	1,172,739	1,167,452	1,017,351
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	10.71% (L + 5.50%; 1.00% Floor)	11/08/2024	940,344	940,344	815,748
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	10.71% (L + 5.50%; 1.00% Floor)	11/08/2024	1,639,350	1,631,931	1,422,137
Freddy’s Frozen Custard, L.L.C (3) (4)	Consumer Non-Cyclical	Revolver	8.16% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(3,835)	(1,031)
Freddy’s Frozen Custard, L.L.C (2) (5)	Consumer Non-Cyclical	Term Loan	8.16% (L + 5.00%; 1.00% Floor)	03/03/2027	4,869,874	4,824,364	4,857,700
Krispy Krunchy Foods, L.L.C (2)	Consumer Non-Cyclical	Term Loan	7.88% (S + 4.75%; 1.00% Floor)	11/17/2027	9,443,402	9,269,668	9,160,100
Mathnasium LLC (3)	Consumer Non-Cyclical	Revolver	7.91% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	75,832	75,619
Mathnasium LLC (1) (2)	Consumer Non-Cyclical	Term Loan	7.91% (L + 5.00%; 0.75% Floor)	11/15/2027	5,413,001	5,320,044	5,318,274
MMP Intermediate, LLC (3) (4)	Consumer Non-Cyclical	Revolver	9.37% (L + 6.25%; 1.00% Floor)	02/15/2027	—	(9,716)	(13,822)
MMP Intermediate, LLC (1) (2)	Consumer Non-Cyclical	Term Loan	9.37% (L + 6.25%; 1.00% Floor)	02/15/2027	8,230,999	8,083,834	8,025,224
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	7.49% (S + 5.00%; 1.00% Floor)	07/11/2025	117,440	114,336	113,916
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	7.78% (S + 5.00%; 1.00% Floor)	07/11/2025	237,282	231,011	230,163
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	7.78% (S + 5.00%; 1.00% Floor)	07/11/2025	1,976,044	1,965,864	1,916,763
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.12% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(9,250)	(73,927)
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Revolver	9.12% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(2,313)	(18,482)
TBG Food Acquisition Corp (1) (2)	Consumer Non-Cyclical	Term Loan	9.12% (L + 6.00%; 0.75% Floor)	12/25/2027	6,551,146	6,493,717	6,092,566
5 Bars, LLC (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.62% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(20,826)	—
5 Bars, LLC (3) (4)	Digital Infrastructure & Services	Revolver	7.62% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(3,905)	—
5 Bars, LLC (5)	Digital Infrastructure & Services	Term Loan	7.62% (L + 4.50%; 1.00% Floor)	09/27/2024	4,742,121	4,711,357	4,742,121

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.20% (S + 4.50%; 1.00% Floor)	03/31/2027	$—	$(29,443)	$(24,478)
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Revolver	8.20% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(10,309)	(9,791)
Airwavz Solutions, Inc (5)	Digital Infrastructure & Services	Term Loan	8.20% (S + 4.50%; 1.00% Floor)	03/31/2027	5,221,919	5,139,446	5,143,590
Avant Communications, LLC (3) (4)	Digital Infrastructure & Services	Revolver	9.20% (S + 5.50%; 1.00% Floor)	11/30/2026	—	(9,497)	—
Avant Communications, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	9.20% (S + 5.50%; 1.00% Floor)	11/30/2026	11,254,335	11,053,805	11,254,335
Bridgepointe Technologies, LLC (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.88% (S + 5.75%; 1.00% Floor)	12/31/2027	—	(99,118)	—
Bridgepointe Technologies, LLC (1) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.48% (L + 5.75%; 1.00% Floor)	12/31/2027	999,984	968,152	999,984
Bridgepointe Technologies, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.88% (S + 5.75%; 1.00% Floor)	12/31/2027	2,772,593	2,749,190	2,772,593
Bridgepointe Technologies, LLC (3) (4)	Digital Infrastructure & Services	Revolver	8.88% (S + 5.25%; 1.00% Floor)	12/31/2027	—	(13,641)	—
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	8.88% (S + 5.25%; 1.00% Floor)	12/31/2027	4,765,419	4,680,008	4,765,419
Coretelligent Intermediate LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (L + 5.00%; 1.00% Floor)	10/21/2027	1,923,739	1,897,909	1,923,739
Coretelligent Intermediate LLC (3) (4)	Digital Infrastructure & Services	Revolver	8.67% (L + 5.00%; 1.00% Floor)	10/21/2027	—	(16,097)	—
Coretelligent Intermediate LLC (1) (2) (5)	Digital Infrastructure & Services	Term Loan	8.67% (L + 5.00%; 1.00% Floor)	10/21/2027	7,968,892	7,867,602	7,968,892
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.05% (S + 5.50%; 1.00% Floor)	06/07/2025	111,390	111,060	108,605
EvolveIP, LLC (3)	Digital Infrastructure & Services	Revolver	9.20% (S + 5.50%; 1.00% Floor)	06/07/2025	148,331	146,664	134,159
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	9.20% (S + 5.50%; 1.00% Floor)	06/07/2025	6,450,935	6,430,133	6,289,661
Fatbeam, LLC (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.33% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(24,850)	—
Fatbeam, LLC	Digital Infrastructure & Services	Revolver	8.54% (L + 6.25%; 1.00% Floor)	02/22/2026	643,849	633,909	635,801
Fatbeam, LLC (2) (5)	Digital Infrastructure & Services	Term Loan	9.33% (L + 6.25%; 1.00% Floor)	02/22/2026	6,438,490	6,338,329	6,358,009
Firstdigital Communications LLC (3)	Digital Infrastructure & Services	Revolver	7.31% (L + 4.25%; 0.75% Floor)	12/17/2026	412,549	385,681	364,947
Firstdigital Communications LLC (2) (5)	Digital Infrastructure & Services	Term Loan	7.31% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,414,777	13,236,465
FirstLight Holdco, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	7.12% (L + 4.00%; 1.00% Floor)	07/23/2025	6,195,183	6,028,439	5,993,839
Greenlight Intermediate II, Inc. (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.05% (S + 6.00%; 0.75% Floor)	06/01/2028	—	(69,651)	(33,510)
Greenlight Intermediate II, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	9.05% (S + 6.00%; 0.75% Floor)	06/01/2028	5,331,605	5,225,718	5,251,631
MBS Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	8.56% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(14,889)	(26,790)
MBS Holdings, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	8.56% (L + 5.75%; 1.00% Floor)	04/16/2027	10,389,515	10,230,727	10,103,803
MSP Global Holdings, Inc. (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	616,320	597,997	589,129
MSP Global Holdings, Inc. (3)	Digital Infrastructure & Services	Revolver	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	241,694	228,868	222,661
MSP Global Holdings, Inc. (2) (5)	Digital Infrastructure & Services	Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	7,890,933	7,769,300	7,713,387
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	9.42% (L + 5.75%; 0.75% Floor)	12/28/2028	1,233,645	1,206,844	1,202,804
NI Topco, Inc (2) (5)	Digital Infrastructure & Services	Term Loan	9.42% (L + 5.75%; 0.75% Floor)	12/28/2028	6,656,089	6,519,389	6,489,687
Single Digits, Inc. (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.17% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	600,011	597,741	543,010
Single Digits, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	10.17% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	—	(1,030)	(39,534)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	10.17% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	3,212,652	3,199,052	2,907,450
Stratus Networks, Inc. (3) (7)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.65% (L + 5.25%; 1.00% Floor)	12/15/2027	330,033	292,643	260,726
Stratus Networks, Inc. (3) (7) (8)	Digital Infrastructure & Services	Revolver	8.37% (L + 5.25%; 1.00% Floor)	12/15/2027	976,896	959,629	949,669
Stratus Networks, Inc. (2) (7)	Digital Infrastructure & Services	Term Loan	8.37% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,780,001	7,702,960
Thrive Buyer, Inc. (1) (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.67% (L + 6.00%; 1.00% Floor)	01/22/2027	7,920,093	7,786,708	7,858,012
Thrive Buyer, Inc. (3)	Digital Infrastructure & Services	Revolver	11.25% (P + 5.00%; 2.00% Floor)	01/22/2027	147,963	130,963	139,640
Thrive Buyer, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	9.67% (L + 6.00%; 1.00% Floor)	01/22/2027	11,795,394	11,619,429	11,706,929

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Towerco IV Holdings, LLC (1) (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.12% (L + 4.00%; 1.00% Floor)	04/23/2026	$17,701,992	$17,474,166	$17,420,707
Transtelco Holding, Inc. (2)	Digital Infrastructure & Services	Term Loan	9.43% (L + 5.75%; 0.50% Floor)	03/26/2026	4,708,605	4,681,309	4,590,889
Transtelco Holding, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	9.43% (L + 6.25%; 0.50% Floor)	03/26/2026	4,708,605	4,682,275	4,661,519
Accelerate Resources Operating, LLC (3) (4)	Energy	Revolver	8.62% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(4,778)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	8.62% (L + 5.50%; 1.00% Floor)	02/24/2026	3,989,789	3,943,951	3,989,789
BEXP I OG, LLC (3) (4)	Energy	Revolver	10.15% (S + 7.00%; 1.00% Floor)	01/25/2027	—	(4,405)	—
BEXP I OG, LLC (3) (4)	Energy	Term Loan	10.15% (S + 7.00%; 1.00% Floor)	01/25/2027	—	(30,835)	—
BEXP I OG, LLC (2)	Energy	Term Loan	10.15% (S + 7.00%; 1.00% Floor)	01/25/2027	3,183,600	3,127,189	3,215,435
Bowline Energy, LLC (1)	Energy	Term Loan	9.20% (L + 6.50%; 1.00% Floor)	08/09/2025	2,914,006	2,887,783	2,943,146
Foundation Risk Partners, Corp. (5)	Financials	Delayed Draw Term Loan	9.17% (L + 5.50%; 0.75% Floor)	10/29/2028	2,127,462	2,113,167	2,090,231
Foundation Risk Partners, Corp. (3) (9)	Financials	Delayed Draw Term Loan	9.17% (L + 5.50%; 0.75% Floor)	10/30/2028	1,366,157	1,334,454	1,326,513
Foundation Risk Partners, Corp. (3)	Financials	Revolver	8.49% (L + 5.50%; 0.75% Floor)	10/29/2027	54,956	44,073	36,790
Foundation Risk Partners, Corp. (1) (2) (5)	Financials	Term Loan	9.17% (L + 5.50%; 0.75% Floor)	10/29/2028	9,781,905	9,676,700	9,610,722
Foundation Risk Partners, Corp. (2)	Financials	Term Loan	9.17% (L + 5.50%; 0.75% Floor)	10/30/2028	789,274	778,246	775,461
Galway Borrower, LLC (3)	Financials	Delayed Draw Term Loan	8.92% (L + 5.25%; 0.75% Floor)	09/29/2028	163,226	159,985	157,584
Galway Borrower, LLC (3) (4)	Financials	Revolver	8.92% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(4,534)	(6,760)
Galway Borrower, LLC (1) (2)	Financials	Term Loan	8.92% (L + 5.25%; 0.75% Floor)	09/29/2028	3,924,789	3,864,547	3,826,670
Higginbotham Insurance Agency, Inc. (2) (3)	Financials	Delayed Draw Term Loan	8.37% (L + 5.25%; 0.75% Floor)	11/25/2026	464,810	450,420	448,106
Higginbotham Insurance Agency, Inc. (1) (2) (5)	Financials	Term Loan	8.37% (L + 5.25%; 0.75% Floor)	11/25/2026	8,063,586	7,978,946	8,003,109
Peter C. Foy & Associates Insurance Services, LLC (1) (5)	Financials	Delayed Draw Term Loan	9.03% (S + 6.00%; 0.75% Floor)	11/01/2028	5,944,438	5,891,691	5,840,410
Peter C. Foy & Associates Insurance Services, LLC (3) (5)	Financials	Delayed Draw Term Loan	9.03% (S + 6.00%; 0.75% Floor)	11/01/2028	969,712	951,320	950,819
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	9.15% (S + 6.00%; 0.75% Floor)	11/01/2028	503,529	496,311	494,717
RSC Acquisition, Inc. (3)	Financials	Delayed Draw Term Loan	9.20% (S + 5.50%; 0.75% Floor)	11/02/2026	113,445	59,645	55,328
RSC Acquisition, Inc.	Financials	Delayed Draw Term Loan	8.55% (S + 5.50%; 0.75% Floor)	11/02/2026	1,255,335	1,255,335	1,242,781
Wealth Enhancement Group, LLC (1) (10) (11)	Financials	Delayed Draw Term Loan	8.41% (S + 6.00%; 1.00% Floor)	10/04/2027	6,307,822	6,291,646	6,292,053
Wealth Enhancement Group, LLC (3) (10)	Financials	Delayed Draw Term Loan	9.85% (S + 6.00%; 1.00% Floor)	10/04/2027	108,256	105,104	108,256
Wealth Enhancement Group, LLC (3) (4) (10)	Financials	Revolver	8.41% (S + 6.00%; 1.00% Floor)	10/04/2027	—	(1,729)	(1,143)
AAH Topco, LLC (1) (3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	8.26% (L + 5.50%; 0.75% Floor)	12/22/2027	2,407,447	2,289,970	2,263,626
AAH Topco, LLC (3) (4)	Healthcare & HCIT	Revolver	8.58% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(13,779)	(21,650)
AAH Topco, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	8.58% (L + 5.50%; 0.75% Floor)	12/22/2027	6,501,758	6,380,205	6,322,960
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	13.37% (L + 6.75%; 3.50% PIK; 1.00% Floor)	10/21/2022	1,035,431	1,033,166	999,708
American Physician Partners, LLC (3)	Healthcare & HCIT	Revolver	13.37% (L + 6.75%; 3.50% PIK; 1.00% Floor)	10/21/2022	346,322	345,024	331,004
American Physician Partners, LLC (2)	Healthcare & HCIT	Term Loan	13.37% (L + 6.75%; 3.50% PIK; 1.00% Floor)	10/21/2022	1,187,125	1,146,724	1,146,169
American Physician Partners, LLC	Healthcare & HCIT	Term Loan	13.37% (L + 6.75%; 3.50% PIK; 1.00% Floor)	10/21/2022	5,517,919	5,475,161	5,327,550
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Term Loan	13.37% (L + 6.75%; 3.50% PIK; 1.00% Floor)	10/21/2022	2,203,528	2,153,154	2,127,507
Analogic Corporation (3)	Healthcare & HCIT	Revolver	8.06% (L + 5.25%; 1.00% Floor)	06/22/2023	177,222	176,621	166,528
Analogic Corporation (1) (5)	Healthcare & HCIT	Term Loan	8.06% (L + 5.25%; 1.00% Floor)	06/22/2024	2,080,069	2,066,983	1,976,066
AOM Acquisition, LLC. (3) (4)	Healthcare & HCIT	Revolver	8.45% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(21,443)	(6,093)
AOM Acquisition, LLC. (1) (2)	Healthcare & HCIT	Term Loan	8.45% (S + 4.75%; 1.00% Floor)	02/18/2027	7,477,159	7,343,614	7,439,773
BAART Programs, Inc. (1) (3) (12)	Healthcare & HCIT	Delayed Draw Term Loan	8.12% (L + 5.00%; 1.00% Floor)	06/11/2027	3,921,878	3,827,081	3,688,328
BAART Programs, Inc. (1) (2) (12)	Healthcare & HCIT	Term Loan	8.12% (L + 5.00%; 1.00% Floor)	06/11/2027	4,733,863	4,698,945	4,568,177
BV EMS Buyer, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	8.90% (S + 5.75%; 1.00% Floor)	11/23/2027	—	(52,947)	(105,894)
BV EMS Buyer, Inc. (2)	Healthcare & HCIT	Term Loan	8.90% (S + 5.75%; 1.00% Floor)	11/23/2027	3,529,811	3,423,916	3,423,916
Caregiver 2, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.33% (L + 5.25%; 1.00% Floor)	07/24/2025	1,562,581	1,539,696	1,480,545
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	8.33% (L + 5.25%; 1.00% Floor)	07/24/2025	672,354	664,446	637,055
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	8.33% (L + 5.25%; 1.00% Floor)	07/24/2025	4,684,337	4,629,241	4,438,410
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	8.33% (L + 5.25%; 1.00% Floor)	07/24/2025	641,674	631,623	607,986
Choice Health At Home, LLC, (1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	8.56% (L + 6.00%; 1.00% Floor)	12/29/2026	988,121	954,322	936,179

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Choice Health At Home, LLC, (1) (2)	Healthcare & HCIT	Term Loan	8.55% (L + 6.00%; 1.00% Floor)	12/29/2026	$2,684,453	$2,649,382	$2,610,630
Coding Solutions Acquisition, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	8.78% (S + 5.75%; 0.75% Floor)	05/11/2028	—	(15,658)	(37,266)
Coding Solutions Acquisition, Inc (3)	Healthcare & HCIT	Revolver	8.78% (S + 5.75%; 0.75% Floor)	05/11/2028	119,304	104,628	93,455
Coding Solutions Acquisition, Inc (2) (5)	Healthcare & HCIT	Term Loan	8.78% (S + 5.75%; 0.75% Floor)	05/11/2028	5,530,462	5,426,755	5,350,722
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	8.90% (L + 5.75%; 1.00% Floor)	09/16/2027	—	(58,242)	(80,083)
Community Based Care Acquisition, Inc. (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	8.90% (L + 5.25%; 1.00% Floor)	09/16/2027	2,039,246	2,006,913	1,980,161
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Revolver	8.90% (L + 5.25%; 1.00% Floor)	09/16/2027	—	(14,376)	(23,755)
Community Based Care Acquisition, Inc. (1) (2)	Healthcare & HCIT	Term Loan	8.90% (L + 5.25%; 1.00% Floor)	09/16/2027	5,302,084	5,212,375	5,156,277
Delaware Valley Management Holdings, Inc. (3) (4) (13)	Healthcare & HCIT	Delayed Draw Term Loan	9.04% (L + 6.25%; 1.00% Floor)	03/21/2024	—	(11,325)	(246,580)
Delaware Valley Management Holdings, Inc. (3) (4) (13)	Healthcare & HCIT	Delayed Draw Term Loan	9.04% (L + 6.25%; 1.00% Floor)	03/21/2024	—	(38,989)	(61,645)
Delaware Valley Management Holdings, Inc. (13)	Healthcare & HCIT	Revolver	9.04% (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	534,317	380,416
Delaware Valley Management Holdings, Inc. (13)	Healthcare & HCIT	Term Loan	9.04% (L + 6.25%; 1.00% Floor)	03/21/2024	3,466,444	3,443,816	2,452,509
FH MD Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	8.12% (L + 5.00%; 0.75% Floor)	07/22/2028	5,479,245	5,428,601	5,465,547
GHA Buyer, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.12% (L + 7.00%; 1.00% Floor)	06/24/2025	805,048	795,501	768,821
GHA Buyer, Inc. (3)	Healthcare & HCIT	Revolver	10.12% (L + 7.00%; 1.00% Floor)	06/24/2025	871,820	865,516	829,022
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	10.12% (L + 7.00%; 1.00% Floor)	06/24/2025	555,216	548,459	530,231
GHA Buyer, Inc. (1) (5)	Healthcare & HCIT	Term Loan	10.12% (L + 7.00%; 1.00% Floor)	06/24/2025	5,313,027	5,250,200	5,073,941
GHA Buyer, Inc. (5)	Healthcare & HCIT	Term Loan	10.12% (L + 7.00%; 1.00% Floor)	06/24/2025	4,600,275	4,540,757	4,393,262
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	10.12% (L + 7.00%; 1.00% Floor)	06/24/2025	720,605	708,474	688,178
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	10.12% (L + 7.00%; 1.00% Floor)	06/24/2025	1,942,440	1,933,019	1,855,031
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.70% (S + 6.00%; 1.00% Floor)	10/15/2027	—	(23,916)	(12,185)
Honor HN Buyer, Inc (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.70% (S + 6.00%; 1.00% Floor)	10/15/2027	764,597	744,140	748,053
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Revolver	9.70% (S + 6.00%; 1.00% Floor)	10/15/2027	—	(5,127)	(4,561)
Honor HN Buyer, Inc (1) (2)	Healthcare & HCIT	Term Loan	9.70% (S + 6.00%; 1.00% Floor)	10/15/2027	2,623,470	2,579,130	2,584,118
Kindeva Drug Delivery L.P. (3)	Healthcare & HCIT	Revolver	9.07% (L + 6.00%; 1.00% Floor)	05/01/2025	1,242,977	1,224,075	1,083,991
Kindeva Drug Delivery L.P. (1) (2) (5)	Healthcare & HCIT	Term Loan	9.08% (L + 6.00%; 1.00% Floor)	05/01/2026	15,540,894	15,291,522	13,831,396
Medbridge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.20% (S + 6.50%; 1.00% Floor)	12/23/2026	—	(19,533)	(24,084)
Medbridge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 6.50%; 1.00% Floor)	12/23/2026	974,356	956,307	957,305
Medbridge Holdings, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.20% (S + 6.50%; 1.00% Floor)	12/23/2026	15,367,872	15,144,728	15,098,934
Medical Management Resource Group, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	8.26% (L + 5.75%; 0.75% Floor)	09/30/2027	1,578,120	1,531,990	1,534,722
Medical Management Resource Group, LLC (3) (4)	Healthcare & HCIT	Revolver	8.56% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(5,095)	(8,701)
Medical Management Resource Group, LLC (2)	Healthcare & HCIT	Term Loan	8.56% (L + 5.75%; 0.75% Floor)	09/30/2027	3,821,661	3,757,576	3,716,565
Medsuite Purchaser, LLC (3) (4) (14)	Healthcare & HCIT	Delayed Draw Term Loan	8.45% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(43,713)	(17,861)
Medsuite Purchaser, LLC (3) (4) (14)	Healthcare & HCIT	Revolver	8.45% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(8,332)	(5,103)
Medsuite Purchaser, LLC (1) (2) (14)	Healthcare & HCIT	Term Loan	8.45% (L + 4.75%; 1.00% Floor)	10/22/2026	4,794,610	4,735,895	4,758,651
OMH-HealthEdge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.03% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(4,318)	—
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	2,127,266	2,095,043	2,127,266
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	966,065	947,639	966,065
OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	3,670,912	3,624,142	3,670,912
Pace Health Companies, LLC (3) (4)	Healthcare & HCIT	Revolver	8.17% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(2,368)	(1,542)
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	8.17% (L + 4.50%; 1.00% Floor)	08/02/2024	5,140,906	5,119,701	5,128,053
Pinnacle Dermatology Management, LLC (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.50% (L + 5.75%; 0.75% Floor)	12/08/2028	—	(14,015)	(37,885)
Pinnacle Dermatology Management, LLC (3) (15)	Healthcare & HCIT	Revolver	7.81% (L + 4.00%; 0.75% Floor)	12/08/2026	153,627	142,306	146,906
Pinnacle Dermatology Management, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,622,844	5,502,221	5,383,873
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.56% (L + 5.75%; 1.00% Floor)	12/31/2022	344,514	342,833	344,514
Pinnacle Treatment Centers, Inc. (3)	Healthcare & HCIT	Revolver	8.80% (L + 5.75%; 1.00% Floor)	12/31/2022	183,096	181,728	183,096
Pinnacle Treatment Centers, Inc. (2) (5)	Healthcare & HCIT	Term Loan	8.56% (L + 5.75%; 1.00% Floor)	12/31/2022	4,096,580	4,093,082	4,096,580
Priority Ondemand Midco 2,L.P (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	8.57% (S + 5..50%; 1.00% Floor)	07/17/2028	—	(22,991)	(47,612)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Priority Ondemand Midco 2,L.P (1) (2)	Healthcare & HCIT	Term Loan	8.57% (S + 5.50%; 1.00% Floor)	07/17/2028	$7,617,883	$7,488,212	$7,484,570
RCP Encore Acquisition, Inc. (13)	Healthcare & HCIT	Term Loan	8.81% (L + 5.00%; 1.00% Floor)	06/07/2025	3,328,678	3,221,851	199,721
Redwood Family Care Network, Inc. (1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.17% (L + 5.50%; 1.00% Floor)	06/18/2026	3,360,181	3,291,120	3,316,347
Redwood Family Care Network, Inc. (3) (4)	Healthcare & HCIT	Revolver	9.17% (L + 5.50%; 1.00% Floor)	06/18/2026	—	(8,822)	(7,359)
Redwood Family Care Network, Inc. (5)	Healthcare & HCIT	Term Loan	9.17% (L + 5.50%; 1.00% Floor)	06/18/2026	6,685,480	6,585,300	6,601,912
Salisbury House, LLC (3)	Healthcare & HCIT	Revolver	8.71% (L + 5.50%; 1.00% Floor)	08/30/2025	179,337	172,643	169,249
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	8.31% (L + 5.50%; 1.00% Floor)	08/30/2025	1,140,021	1,127,100	1,114,371
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	8.21% (S + 5.50%; 1.00% Floor)	08/30/2025	1,240,627	1,216,907	1,212,712
Salisbury House, LLC (1) (2)	Healthcare & HCIT	Term Loan	8.31% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,869,364	3,845,885
Sandstone Care Holdings, LLC (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	8.18% (S + 5.50%; 1.00% Floor)	06/28/2028	—	(11,285)	(14,723)
Sandstone Care Holdings, LLC (3)	Healthcare & HCIT	Revolver	8.18% (S + 5.50%; 1.00% Floor)	06/28/2028	117,785	101,982	99,233
Sandstone Care Holdings, LLC (1)	Healthcare & HCIT	Term Loan	8.18% (S + 5.50%; 1.00% Floor)	06/28/2028	4,699,602	4,609,527	4,593,861
SCA Buyer, LLC (3)	Healthcare & HCIT	Revolver	9.65% (L + 6.50%; 1.00% Floor)	01/20/2026	386,309	379,855	363,775
SCA Buyer, LLC (2)	Healthcare & HCIT	Term Loan	9.65% (L + 6.50%; 1.00% Floor)	01/20/2026	3,805,148	3,765,716	3,671,968
SIS Purchaser, Inc. (3) (4)	Healthcare & HCIT	Revolver	9.12% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(13,840)	(32,064)
SIS Purchaser, Inc. (2)	Healthcare & HCIT	Term Loan	8.88% (L + 6.00%; 1.00% Floor)	10/15/2026	2,412,032	2,378,997	2,345,701
SIS Purchaser, Inc. (1) (2) (5)	Healthcare & HCIT	Term Loan	9.12% (L + 6.00%; 1.00% Floor)	10/15/2026	12,601,011	12,445,704	12,254,483
Smile Brands, Inc. (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	484,179	482,485	472,074
Smile Brands, Inc. (3) (4)	Healthcare & HCIT	Revolver	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	—	(542)	(6,370)
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	1,594,658	1,588,659	1,554,791
Spark DSO LLC (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	8.53% (L + 6.25%; 1.00% Floor)	04/19/2026	—	(7,833)	(78,325)
Spark DSO LLC (3) (4)	Healthcare & HCIT	Revolver	8.53% (L + 6.25%; 1.00% Floor)	04/20/2026	—	(14,089)	(46,995)
Spark DSO LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	8.53% (L + 6.25%; 1.00% Floor)	04/19/2026	8,068,301	7,965,344	7,725,398
Taconic Biosciences, Inc. (2)	Healthcare & HCIT	Term Loan	8.63% (L + 5.50%; 1.00% Floor)	02/02/2026	4,636,184	4,569,034	4,636,184
The Center for Orthopedic and Research Excellence, Inc. (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	8.79% (S + 6.00%; 1.00% Floor)	08/15/2025	901,982	886,646	862,892
The Center for Orthopedic and Research Excellence, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	8.73% (S + 6.00%; 1.00% Floor)	08/15/2025	—	(12,757)	(29,921)
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.73% (S + 6.00%; 1.00% Floor)	08/15/2025	1,144,488	1,139,754	1,113,014
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Revolver	8.54% (S + 6.00%; 1.00% Floor)	08/15/2025	552,426	546,445	533,436
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare & HCIT	Term Loan	8.38% (S + 6.00%; 1.00% Floor)	08/15/2025	3,240,453	3,190,477	3,151,341
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare & HCIT	Term Loan	8.73% (S + 6.00%; 1.00% Floor)	08/15/2025	4,856,166	4,811,275	4,722,622
West Dermatology (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.09% (S + 5.50%; 1.00% Floor)	03/17/2028	—	(35,501)	(317,200)
West Dermatology (3) (4)	Healthcare & HCIT	Revolver	9.09% (S + 5.50%; 1.00% Floor)	03/17/2028	—	(23,673)	(118,173)
West Dermatology (1) (2) (5)	Healthcare & HCIT	Term Loan	9.09% (S + 5.50%; 1.00% Floor)	03/17/2028	12,625,812	12,385,530	11,426,360
Activ Software Holdings, LLC (3) (4)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(10,031)	(16,221)
Activ Software Holdings, LLC (1) (2) (5)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	8,009,084	7,885,258	7,808,856
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.63% (S + 6.00%; 0.75% Floor)	05/08/2028	—	(14,747)	(11,827)
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Revolver	7.63% (S + 6.00%; 0.75% Floor)	05/08/2028	—	(10,537)	(9,856)
Admiral Buyer, Inc (1)	Software & Tech Services	Term Loan	7.63% (S + 6.00%; 0.75% Floor)	05/08/2028	5,857,283	5,747,698	5,754,781
AMI US Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	7.81% (L + 5.25%)	04/01/2024	—	(7,044)	—
AMI US Holdings, Inc. (1)	Software & Tech Services	Term Loan	7.81% (L + 5.25%; 1.00% Floor)	04/01/2025	8,027,833	7,952,096	8,027,833
Avetta, LLC (3) (4)	Software & Tech Services	Revolver	8.56% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(2,560)	(2,472)
Avetta, LLC (1) (5)	Software & Tech Services	Term Loan	8.56% (L + 5.75%; 1.00% Floor)	04/10/2024	3,195,345	3,164,494	3,179,369
Avetta, LLC (2)	Software & Tech Services	Term Loan	8.56% (L + 5.75%; 1.00% Floor)	04/10/2024	6,785,564	6,709,135	6,751,636
Avetta, LLC (1)	Software & Tech Services	Term Loan	8.56% (L + 5.75%; 1.00% Floor)	04/10/2024	4,206,928	4,177,204	4,185,893
Bonterra, LLC (3) (4) (16)	Software & Tech Services	Delayed Draw Term Loan	9.92% (L + 6.25%; 0.75% Floor)	09/08/2027	—	(21,435)	(33,161)
Bonterra, LLC (3) (16)	Software & Tech Services	Revolver	9.92% (L + 6.25%; 0.75% Floor)	09/08/2027	702,660	688,352	682,504
Bonterra, LLC (1) (2) (5) (16)	Software & Tech Services	Term Loan	9.92% (L + 6.25%; 0.75% Floor)	09/08/2027	15,025,818	14,837,526	14,762,866
Brightspot Buyer, Inc (3) (4)	Software & Tech Services	Revolver	9.42% (L + 5.75%; 0.75% Floor)	11/16/2027	—	(11,689)	(13,606)
Brightspot Buyer, Inc (2)	Software & Tech Services	Term Loan	9.42% (L + 5.75%; 0.75% Floor)	11/16/2027	5,215,571	5,125,958	5,111,260
BSI2 Hold Nettle, LLC (3) (4)	Software & Tech Services	Revolver	7.33% (S + 4.75%; 0.75% Floor)	06/30/2028	—	(8,474)	(7,362)
BSI2 Hold Nettle, LLC (2) (5)	Software & Tech Services	Term Loan	7.33% (S + 4.75%; 0.75% Floor)	06/30/2028	4,711,380	4,643,584	4,652,488
BusinesSolver.com, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	9.67% (L + 5.50%; 0.75% Floor)	12/01/2027	—	(8,615)	(39,738)
BusinesSolver.com, Inc. (2) (5)	Software & Tech Services	Term Loan	9.67% (L + 5.50%; 0.75% Floor)	12/01/2027	7,343,063	7,279,361	7,196,202
Certify, Inc	Software & Tech Services	Delayed Draw Term Loan	8.62% (L + 5.50%; 1.00% Floor)	02/28/2024	479,627	476,770	477,229
Certify, Inc (3)	Software & Tech Services	Delayed Draw Term Loan	8.62% (L + 5.50%; 1.00% Floor)	02/28/2024	159,876	157,495	157,877
Certify, Inc (3)	Software & Tech Services	Revolver	8.62% (L + 5.50%; 1.00% Floor)	02/28/2024	39,969	39,811	39,170
Certify, Inc (1) (2) (5)	Software & Tech Services	Term Loan	8.62% (L + 5.50%; 1.00% Floor)	02/28/2024	3,916,954	3,893,623	3,897,370
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	8.88% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,531)	(12,516)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Revolver	8.88% (S + 5.75%; 0.75% Floor)	02/24/2028	$—	$(7,535)	$(10,430)
Community Brands Parentco, LLC (1) (2)	Software & Tech Services	Term Loan	8.88% (S + 5.75%; 0.75% Floor)	02/24/2028	7,057,066	6,927,685	6,880,639
Datacor, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	8.78% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(22,801)	(6,363)
Datacor, Inc. (3) (4)	Software & Tech Services	Revolver	8.78% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(8,344)	(1,610)
Datacor, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	8.78% (S + 5.75%; 1.00% Floor)	12/29/2025	13,841,011	13,605,607	13,806,409
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	9.63% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(4,463)	(20,871)
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	9.63% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(12,807)	(13,217)
Degreed, Inc. (3) (4)	Software & Tech Services	Revolver	9.63% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(1,701)	(8,356)
Degreed, Inc. (2)	Software & Tech Services	Term Loan	9.63% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	2,786,113	2,767,833	2,730,391
Degreed, Inc. (1) (5)	Software & Tech Services	Term Loan	9.63% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	5,159,180	5,119,904	5,055,997
Dispatch Track, LLC (3) (4)	Software & Tech Services	Revolver	7.50% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(2,038)	(2,264)
Dispatch Track, LLC (1) (2)	Software & Tech Services	Term Loan	7.50% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,768,584	9,776,062
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	7.37% (L + 4.25%)	07/30/2025	3,300,754	3,293,908	3,234,739
EET Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	8.11% (L + 5.25%; 0.75% Floor)	11/08/2027	—	(11,821)	(12,089)
EET Buyer, Inc. (2) (5)	Software & Tech Services	Term Loan	8.11% (L + 5.25%; 0.75% Floor)	11/08/2027	6,873,397	6,755,783	6,753,113
Exterro, Inc.	Software & Tech Services	Revolver	9.63% (L + 5.50%; 1.00% Floor)	05/31/2024	247,500	246,094	247,500
Exterro, Inc. (1) (2)	Software & Tech Services	Term Loan	8.59% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,747,575	5,809,123
Exterro, Inc. (2) (5)	Software & Tech Services	Term Loan	8.59% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,175,240	6,237,900
Exterro, Inc. (1)	Software & Tech Services	Term Loan	8.59% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,776,688	2,793,450
Faithlife, LLC (1) (2) (3)	Software & Tech Services	Delayed Draw Term Loan	9.68% (L + 6.00%; 1.00% Floor)	09/18/2025	1,684,392	1,648,287	1,684,392
Faithlife, LLC (3) (4)	Software & Tech Services	Revolver	9.68% (L + 6.00%; 1.00% Floor)	09/18/2025	—	(3,339)	—
Faithlife, LLC (1) (2)	Software & Tech Services	Term Loan	9.68% (L + 6.00%; 1.00% Floor)	09/18/2025	723,359	714,660	723,359
Fusion Holding Corp (3) (4)	Software & Tech Services	Revolver	9.46% (L + 6.25%; 0.75% Floor)	09/15/2027	—	(30,766)	(31,032)
Fusion Holding Corp (1) (2) (5)	Software & Tech Services	Term Loan	9.46% (L + 6.25%; 0.75% Floor)	09/15/2029	16,895,061	16,517,220	16,514,922
Fusion Risk Management Inc (3) (4)	Software & Tech Services	Revolver	9.41% (S + 6.50%; 1.00% Floor)	08/30/2028	—	(18,920)	(19,189)
Fusion Risk Management Inc (1) (5)	Software & Tech Services	Term Loan	9.41% (S + 6.50%; 1.00% Floor)	08/30/2028	8,528,478	8,339,280	8,336,588
Genesis Acquisition Co. (5)	Software & Tech Services	Revolver	7.92% (L + 3.75%)	07/31/2024	202,400	201,122	197,846
Genesis Acquisition Co. (1) (2)	Software & Tech Services	Term Loan	7.92% (L + 3.75%)	07/31/2024	1,364,229	1,355,110	1,333,534
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	9.95% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(14,912)	(15,112)
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	9.95% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(20,633)	(30,806)
Greenhouse Software, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.95% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,150,090	14,145,275
Greenhouse Software, Inc. (2) (5)	Software & Tech Services	Term Loan	9.95% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,167,947	12,067,424
Gryphon-Redwood Acquisition LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	13.34% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	—	(27,570)	(27,755)
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	13.34% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,469,394	3,409,084	3,408,679
GS AcquisitionCo, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(1,159)	(14,418)
GS AcquisitionCo, Inc. (3)	Software & Tech Services	Revolver	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	319,689	317,435	304,846
GS AcquisitionCo, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	9,405,712	9,370,293	9,100,027
Iodine Software, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	9.38% (L + 6.50%; 1.00% Floor)	05/19/2027	8,990,200	8,849,674	8,900,298
Iodine Software, LLC (3) (4)	Software & Tech Services	Revolver	9.38% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(19,128)	(12,275)
Iodine Software, LLC (1) (2)	Software & Tech Services	Term Loan	9.38% (L + 6.50%; 1.00% Floor)	05/19/2027	5,968,237	5,875,231	5,908,555
Kaseya Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	8.29% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(9,188)	(7,960)
Kaseya Inc. (3) (4)	Software & Tech Services	Revolver	8.29% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(4,593)	(12,736)
Kaseya Inc. (1) (2)	Software & Tech Services	Term Loan	8.29% (S + 5.75%; 0.75% Floor)	06/25/2029	10,506,804	10,355,205	10,296,668
Mavenlink, Inc. (3) (4)	Software & Tech Services	Revolver	9.39% (L + 6.00%; 0.75% Floor)	06/03/2027	—	(30,621)	(22,373)
Mavenlink, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.39% (L + 6.00%; 0.75% Floor)	06/03/2027	15,034,451	14,777,232	14,846,520
Moon Buyer, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	8.43% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(26,049)	—
Moon Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	8.43% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(13,371)	—
Moon Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	8.43% (L + 4.75%; 1.00% Floor)	04/21/2027	6,320,850	6,248,230	6,320,850
Mykaarma Acquisition LLC (3) (4)	Software & Tech Services	Revolver	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(10,845)	(8,898)
Mykaarma Acquisition LLC (2) (5)	Software & Tech Services	Term Loan	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,046,392	5,936,148	5,955,696
Navigate360, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	8.18% (S + 5.00%; 1.00% Floor)	03/17/2027	—	(16,204)	(4,532)
Navigate360, LLC (3) (4)	Software & Tech Services	Revolver	8.18% (S + 5.00%; 1.00% Floor)	03/17/2027	—	(10,809)	(7,553)
Navigate360, LLC (5)	Software & Tech Services	Term Loan	8.18% (S + 5.00%; 1.00% Floor)	03/17/2027	4,208,498	4,132,170	4,155,891
Netwrix Corporation And Concept Searching Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	8.34% (S + 5.00%; 0.75% Floor)	06/11/2029	302,154	296,061	279,977
Netwrix Corporation And Concept Searching Inc. (3) (4)	Software & Tech Services	Revolver	7.90% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,437)	(5,811)
Netwrix Corporation And Concept Searching Inc. (1) (2)	Software & Tech Services	Term Loan	7.90% (S + 5.00%; 0.75% Floor)	06/11/2029	8,289,906	8,266,599	8,227,731
Ranger Buyer, Inc. (3)	Software & Tech Services	Revolver	8.87% (L + 5.75%; 0.75% Floor)	11/18/2027	119,923	99,228	104,933

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Ranger Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	8.87% (L + 5.75%; 0.75% Floor)	11/17/2028	$14,318,836	$14,060,716	$14,139,851
Sauce Labs Inc (3) (4)	Software & Tech Services	Delayed Draw Term Loan	8.74% (L + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(23,025)	(23,675)
Sauce Labs, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	8.74% (L + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,922,732	1,891,276	1,884,277
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Revolver	8.24% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(20,984)	(25,636)
Sauce Labs, Inc. (2) (5)	Software & Tech Services	Term Loan	8.74% (L + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	7,494,785	7,362,416	7,344,889
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	9.15% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(3,263)	(10,038)
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Revolver	9.15% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,611)	(5,337)
ScyllaDB, Inc. (5)	Software & Tech Services	Term Loan	9.15% (S + 6.50%; 1.00% Floor)	09/08/2027	2,643,348	2,617,241	2,589,978
Securonix, Inc. (3) (4)	Software & Tech Services	Revolver	8.62% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(24,804)	(34,613)
Securonix, Inc. (2) (5)	Software & Tech Services	Term Loan	8.62% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,408,514	8,354,022
Sirsi Corporation (3) (4)	Software & Tech Services	Revolver	7.62% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(2,582)	(2,769)
Sirsi Corporation (1) (2)	Software & Tech Services	Term Loan	7.62% (L + 4.50%; 1.00% Floor)	03/15/2024	6,662,351	6,629,219	6,629,039
Smartlinx Solutions, LLC (3) (4)	Software & Tech Services	Revolver	9.67% (L + 5.75%; 1.00% Floor)	03/04/2026	—	(3,008)	(7,792)
Smartlinx Solutions, LLC	Software & Tech Services	Term Loan	9.42% (L + 5.75%; 1.00% Floor)	03/04/2026	494,376	485,547	486,960
Smartlinx Solutions, LLC (1) (2) (5)	Software & Tech Services	Term Loan	9.67% (L + 5.75%; 1.00% Floor)	03/04/2026	5,634,775	5,568,940	5,550,253
Soladoc, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.26% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(22,384)	(35,335)
Soladoc, LLC (3) (4)	Software & Tech Services	Revolver	7.26% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(11,195)	(14,723)
Soladoc, LLC (1) (2)	Software & Tech Services	Term Loan	7.26% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,777,276	5,741,995
SugarCRM, Inc. (3) (4)	Software & Tech Services	Revolver	9.87% (L + 6.75%; 1.00% Floor)	07/31/2024	—	(1,713)	(2,327)
SugarCRM, Inc. (1) (5)	Software & Tech Services	Term Loan	9.87% (L + 6.75%; 1.00% Floor)	07/31/2024	4,268,824	4,239,510	4,236,808
Sundance Group Holdings, Inc (3) (4)	Software & Tech Services	Delayed Draw Term Loan	8.54% (L + 6.25%; 1.00% Floor)	07/02/2027	—	(28,300)	(26,604)
Sundance Group Holdings, Inc (3)	Software & Tech Services	Revolver	9.92% (L + 6.25%; 1.00% Floor)	07/02/2027	969,582	946,919	944,752
Sundance Group Holdings, Inc (2) (5)	Software & Tech Services	Term Loan	8.54% (L + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,635,313	11,617,254
Swiftpage, Inc. (3) (4)	Software & Tech Services	Revolver	9.63% (S + 6.50%; 1.00% Floor)	06/13/2023	—	(642)	(11,829)
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	9.63% (S + 6.50%; 1.00% Floor)	06/13/2023	2,427,082	2,420,615	2,299,660
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	9.63% (S + 6.50%; 1.00% Floor)	06/13/2023	223,413	222,569	211,684
Sysnet North America, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.67% (L + 5.00%; 1.00% Floor)	12/01/2026	1,265,118	1,253,678	1,258,793
Sysnet North America, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	10.67% (L + 5.00%; 1.00% Floor)	12/01/2026	7,629,437	7,551,876	7,591,290
Telcor Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	7.48% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,576)	(6,542)
Telcor Buyer, Inc. (1) (2)	Software & Tech Services	Term Loan	7.48% (L + 4.50%; 1.00% Floor)	08/20/2027	9,304,625	9,190,189	9,095,271
Telesoft Holdings, LLC (3) (4)	Software & Tech Services	Revolver	8.63% (L + 5.75%; 1.00% Floor)	12/16/2025	—	(7,272)	(2,984)
Telesoft Holdings, LLC (2) (5)	Software & Tech Services	Term Loan	8.63% (L + 5.75%; 1.00% Floor)	12/16/2025	5,819,448	5,746,861	5,790,351
TRGRP, Inc. (3) (4)	Software & Tech Services	Revolver	10.67% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(1,462)	—
TRGRP, Inc. (2)	Software & Tech Services	Term Loan	10.67% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,360,879	2,341,780	2,360,879
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	10.67% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,124,076	1,118,347	1,124,076
TRGRP, Inc. (2) (5)	Software & Tech Services	Term Loan	10.67% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	5,032,089	5,008,948	5,032,089
Ungerboeck Systems International, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	9.57% (L + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	682,159
Ungerboeck Systems International, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	9.57% (L + 6.50%; 1.00% Floor)	04/30/2027	—	(4,614)	(1,193)
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	9.57% (L + 6.50%; 1.00% Floor)	04/30/2027	322,391	318,613	318,361
Ungerboeck Systems International, LLC (3) (4)	Software & Tech Services	Revolver	9.57% (L + 6.50%; 1.00% Floor)	04/30/2027	—	(3,181)	(2,867)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.60% (L + 6.50%; 1.00% Floor)	04/30/2027	136,383	133,746	134,678
Ungerboeck Systems International, LLC (2) (5)	Software & Tech Services	Term Loan	9.57% (L + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,685,464	2,683,311
Vectra AI, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	9.32% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(20,235)	(26,185)
Vectra AI, Inc. (3) (4)	Software & Tech Services	Revolver	9.32% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(4,047)	(5,237)
Vectra AI, Inc. (2) (5)	Software & Tech Services	Term Loan	9.32% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,200,331	3,185,301
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 0.75% Floor)	05/24/2028	—	(43,812)	(15,488)
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Revolver	8.69% (S + 5.00%; 0.75% Floor)	05/24/2028	—	(17,529)	(12,390)
Vehlo Purchaser, LLC (1) (2) (5)	Software & Tech Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	21,987,142	22,079,632
Velocity Purchaser Corporation (3) (4)	Software & Tech Services	Revolver	7.76% (S + 6.00%; 1.00% Floor)	12/01/2023	—	(133)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	7.76% (S + 6.00%; 1.00% Floor)	12/01/2023	600,106	599,545	600,106
Velocity Purchaser Corporation (1) (2)	Software & Tech Services	Term Loan	7.76% (S + 6.00%; 1.00% Floor)	12/01/2023	4,765,411	4,756,875	4,765,411
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	7.76% (S + 6.00%; 1.00% Floor)	12/01/2023	2,412,446	2,410,623	2,412,446
Veracross LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(14,639)	(12,516)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Veracross LLC (3) (4)	Software & Tech Services	Revolver	11.23% (L + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	$—	$(19,531)	$(19,470)
Veracross LLC (5)	Software & Tech Services	Term Loan	11.23% (L + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	12,745,425	12,530,557	12,522,380
Dillon Logistics, Inc. (13)	Transport & Logistics	Revolver	9.50% (P + 6.00%; 1.00% Floor)	12/11/2023	810,573	749,097	59,620
Dillon Logistics, Inc. (13)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	2,990,736	2,577,561	219,979

Total U.S.1st Lien/Senior Secured Debt						1,028,763,230	1,013,049,399

2nd Lien/Junior Secured Debt - 2.45%
Conterra Ultra Broadband Holdings, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	11.14% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,473,658	6,505,022
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	10.62% (L + 7.50%)	04/17/2026	1,230,107	1,215,523	1,208,580
Symplr Software, Inc. (1) (2)	Software & Tech Services	Term Loan	8.63% (S + 7.875%; 0.75% Floor)	12/22/2028	3,130,634	3,081,620	2,997,582

Total U.S. 2nd Lien/Junior Secured Debt						10,770,801	10,711,184

Total U.S. Corporate Debt						1,039,534,031	1,023,760,583

Canadian Corporate Debt - 4.10%

1st Lien/Senior Secured Debt - 4.10%
McNairn Holdings Ltd. (1) (17)	Business Services	Term Loan	8.62% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	739,936	730,296	710,338
Syntax Systems Ltd (1) (2) (17)	Digital Infrastructure & Services	Term Loan	8.62% (L + 5.50%; 0.75% Floor)	10/29/2028	8,795,754	8,718,180	8,575,860
Syntax Systems Ltd (3) (17)	Digital Infrastructure & Services	Revolver	8.26% (L + 5.50%; 0.75% Floor)	10/29/2026	649,103	641,121	624,762
Syntax Systems Ltd (3) (4) (17)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.62% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(21,240)	(60,853)
Banneker V Acquisition, Inc. (2) (5) (17)	Software & Tech Services	Term Loan	9.06% (L + 6.00%; 1.00% Floor)	12/04/2025	7,123,345	7,022,086	7,087,728
Banneker V Acquisition, Inc. (3) (4) (17)	Software & Tech Services	Revolver	9.06% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(3,325)	(1,297)
Banneker V Acquisition, Inc. (2) (17)	Software & Tech Services	Delayed Draw Term Loan	9.12% (L + 6.00%; 1.00% Floor)	12/04/2025	1,026,826	1,013,624	1,021,692

Total Canadian 1st Lien/Senior Secured Debt						18,100,742	17,958,230

Total Canadian Corporate Debt						18,100,742	17,958,230

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair Value
U.S. Preferred Stock - 3.57%
Global Radar Holdings, LLC (18) (19)	LLC Units	Business Services	125	$367,615	$586,155
Bowline Topco LLC (19) (20)	LLC Units	Energy	2,946,390	2,002,277	5,833,851
SBS Ultimate Holdings, LP (19)	Class A	Healthcare & HCIT	217,710	861,879	66,088
Concerto Health AI Solutions, LLC (19) (21)	Series B-1	Software & Tech Services	65,614	349,977	434,763
Alphasense, Inc. (17) (19)	Series C	Software & Tech Services	23,961	369,843	483,408
Datarobot, Inc. (19)	Series F	Software & Tech Services	6,715	88,248	95,714
Datarobot, Inc. (19)	Series E	Software & Tech Services	38,190	289,278	445,361
Degreed, Inc. (19)	Series D	Software & Tech Services	16,943	278,308	281,590
Degreed, Inc. (19)	Series C-1	Software & Tech Services	43,819	278,541	420,721
Heap, Inc. (19)	Series D	Software & Tech Services	17,425	147,443	147,407
Heap, Inc. (19)	Series C	Software & Tech Services	189,617	696,351	1,095,443
Knockout Intermediate Holdings I, Inc. (19)	Perpetual	Software & Tech Services	1,345	1,311,760	1,358,504
Netskope, Inc. (19)	Series G	Software & Tech Services	36,144	302,536	411,071
Phenom People, Inc. (19)	Series C	Software & Tech Services	35,055	220,610	533,166
Protoscale Rubrik, LLC (19)	Class B	Software & Tech Services	25,397	598,212	672,362
Swyft Parent Holdings LP (22)	LP Interests	Software & Tech Services	850,470	811,438	828,106
Symplr Software Intermediate Holdings, Inc. (19)	Series A	Software & Tech Services	1,196	1,160,532	1,843,779
Vectra AI, Inc (19)	Series F	Software & Tech Services	17,064	131,095	119,070

Total U.S. Preferred Stock				10,265,943	15,656,559

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair Value
U.S. Common Stock - 1.70%
Leeds FEG Investors, LLC (19)	Class A	Consumer Discretionary	320	$321,309	$304,652
Freddy’s Frozen Custard, LLC (19) (23)	LP Interests	Consumer Non-Cyclical	72,483	72,483	113,496
8x8, Inc. (17) (19) (24)	Common Units	Digital Infrastructure & Services	7,886	170,890	27,207
Avant Communications, LLC (25)	Class A	Digital Infrastructure & Services	236,307	236,307	281,363
MSP Global Holdings, Inc (19)	Class A	Digital Infrastructure & Services	333,937	333,937	307,745
NEPCORE Parent Holdings, LLC (19)	Class A	Digital Infrastructure & Services	95	95,249	100,407
Neutral Connect, LLC (19) (26)	LLC Units	Digital Infrastructure & Services	396,513	439,931	430,141
Thrive Parent, LLC (19)	Class L	Digital Infrastructure & Services	100,219	263,195	355,941
Agape Care Group (19) (27)	LP Interests	Healthcare & HCIT	590,203	590,203	670,879
Community Based Care Holdings, LP (19)	LP Interests	Healthcare & HCIT	161	160,506	176,476
GSV Medsuite Investments, LLC (19)	Class A	Healthcare & HCIT	86,555	86,555	79,359
Health Platform Group, Inc	Earn Out	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition (17) (19) (24)	Class A	Healthcare & HCIT	28,158	281,580	279,327
Healthcare Services Acquisition (17) (19)	Class B	Healthcare & HCIT	15,183	46	46
INH Group Holdings, Inc. (19)	Class A	Healthcare & HCIT	484,552	484,552	96,618
Medical Management Resource Group, LLC (19) (28)	Class B	Healthcare & HCIT	34,492	34,492	37,124
Redwood Family Care Network, Inc. (19) (29)	Class A	Healthcare & HCIT	66	66,000	60,696
REP AOM Holdings, LLC (19) (30)	Class A	Healthcare & HCIT	290,393	290,393	456,592
American Safety Holdings Corp. (19) (31)	LP Interests	Software & Tech Services	167,509	190,658	263,623
Brightspot Holdco, LLC (19)	LLC Units	Software & Tech Services	433,207	433,207	437,855
GSV Vehlo Investments, LLC (19)	Class A	Software & Tech Services	150,297	150,297	156,734
Moon Topco L.P. (19)	Class A	Software & Tech Services	36	35,999	56,119
Mykaarma Acquisition LLC (19)	Class A	Software & Tech Services	257,031	257,031	278,634
Ranger Lexipol Holdings, LLC (19)	Class A	Software & Tech Services	433	433,207	420,947
Ranger Lexipol Holdings, LLC (19)	Class B	Software & Tech Services	433	—	—
Samsara Networks, Inc. (17) (19) (24)	Class A	Software & Tech Services	33,451	369,998	403,754
Singularity Topco LLC (19)	Common Shares	Software & Tech Services	339,568	953,133	953,127
Stripe, Inc. (19)	Class B	Software & Tech Services	4,158	166,854	124,948
Swyft Parent Holdings LP (22)	LP Interests	Software & Tech Services	4,485	—	71,274
Omni Logistics, LLC (3 2 )	LP Interests	Transport & Logistics	193,770	120,614	499,051

Total U.S. Common Stock				7,038,626	7,444,135
U.S. Warrants - 0.19%
Healthcare Services Acquisition, expire 12/31/2027 (17) (19) (24)	Class A	Healthcare & HCIT	23,721	23,721	712
Healthcare Services Acquisition, expire 12/31/2027 (17) (19)	Class B	Healthcare & HCIT	14,079	—	—
SBS Ultimate Holdings, LP, expire 09/18/2030 (19)	Class A	Healthcare & HCIT	17,419	—	—
Alphasense, Inc., expire 05/29/2027 (17) (19)	Series B	Software & Tech Services	40,394	35,185	488,975
Degreed, Inc., expire 04/11/2028 (19)	Series D	Software & Tech Services	7,624	—	22,792
Degreed, Inc., expire 05/31/2026 (19)	Series C -1	Software & Tech Services	26,294	46,823	139,403
Degreed, Inc., expire 08/18/2029 (19)	Common Shares	Software & Tech Services	9,374	—	56,842
ScyllaDB, Inc., expire 09/08/2032 (19)	Series C-1	Software & Tech Services	239,984	43,880	43,880
Vectra AI, Inc., expire 03/18/2031 (19)	Series F	Software & Tech Services	35,156	58,189	95,523

Total U.S. Warrants				207,798	848,127
United Kingdom Warrants - 0.09%
GlobalWebIndex, Inc., expire 12/30/2027 (19)	Preferred Units	Software & Tech Services	8,832	159,859	378,098

Total United Kingdom Warrants				159,859	378,098

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Class/Series			Units/ Commitments	Cost	Fair Value
Investment Companies - 1.21%
AB Equity Investors, L.P. (19) (33)	LP Interests			782,234	$782,234	$784,940
Falcon Co-Investment Partners, L.P. (19) (33)(35)	LP Interests			1,121,573	812,734	813,547
GHP E Aggregator, LLC (19) (33)	LLC Units			417,813	186,588	601,650
GHP SPV 2, L.P . (17) (19) (33) (34) (35)	LP Interests			306,150	244,920	217,979
Magenta Blocker Aggregator, LP (19) (33) (34)	Class A			821,396	821,396	1,125,313
Orangewood WWB C o-Invest, L.P. (19) (3 3 ) (3 4 )	LP Interests			829,314	829,314	829,314
ORCP III Triton Co-Investors, L.P. (19) (3 3 ) (3 4 )	LP Interests			341,592	98,394	656,540
Palms Co-Investment Partners, L.P. (19) (33) (34) (35)	LP Interests			274,522	261,450	261,450

Total Investment Companies					4,037,030	5,290,733
TOTAL INVESTMENTS - 244.67% (36)					$1,079,344,029	$1,071,336,465

Portfolio Company	Class/Series	Industry		Shares	Cost	Fair Value
Cash Equivalents - 3.98%

U.S. Investment Companies - 3.98%
State Street Institutional US Government Money Market Fund (24) (37)	Money Market	Money Market Portfolio	2.79% (38)	17,420,745	$17,420,745	$17,420,745

Total U.S. Investment Companies					17,420,745	17,420,745

Total Cash Equivalents					17,420,745	17,420,745

LIABILITIES IN EXCESS OF OTHER ASSETS - (148.65%)						$(650,883,853)

NET ASSETS - 100.00%						$437,873,357

(++)
Unless otherwise indicated, all securities represent
co-investments
made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

+
As of September 30, 2022, qualifying assets represented 97.02% of total assets. Under the 1940 Act we may not acquire any non-qualifying
assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR and SOFR loans are typically indexed to
30-day,
60-day,
90-day
or
180-day
rates (1M, 3M or 6M, respectively) at the borrower’s option. LIBOR and SOFR loans may be subject to interest floors. As of September 30, 2022, rates for weekly 1M L, 3M L 6M L, 1M S, 3M S and 6M S are 3.11%, 3.67%, 4.17%, 3.03%, 3.55% and 4.02%, respectively. As of September 30, 2022, the U.S. Prime rate was 6.25%.

See Notes to Unaudited Consolidated Financial Statements

(1)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
(2)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding III, LLC.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies”.
(4)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(5)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(6)	$510,445 of the funded par amount accrues interest at 8.95% (L + 5.50%; 1.00% Floor).
(7)	Saturn Borrower Inc. has been renamed to Stratus Networks, Inc. in 2022.
(8)	$125,412 of the funded par amount accrues interest at 10.50% (P + 4.25%; 2.00% Floor).
(9)	$682,186 of the funded par amount accrues interest at 9.14% (L+5.50%; 1.00% Floor).
(10)	TA/WEG Holdings, LLC has been renamed to Wealth Enhancement Group, LLC in 2022.
(11)	$388,604 of the funded par amount accrues interest at 9.23% (S +6.00%; 1.00% Floor).
(12)	MedMark Services, Inc. has been renamed to BAART Programs, Inc. in 2022.
(13)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(14)	Millin Purchaser LLC. has been renamed to Medsuite Purchaser, LLC in 2022.
(15)	$30,725 of the funded par amount accrues interest at 9.25% (P + 3.00%; 2.00% Floor).
(16)	Cybergrants Holdings, LLC has been renamed to Bonterra LLC in 2022.
(17)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(18)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC, an affiliate of the Fund.
(19)	Non-income producing investment.
(20)	Bowline Topco LLC is held through ABPCIC BE Holdings, LLC, an affiliate of the Fund.
(21)	Concerto Health AI Solutions, LLC is held through ABPCIC Concerto Holdings LLC, an affiliate of the Fund.
(22)	Position or portion thereof is held by ABPCIC Swyft Holdings LLC, an affiliate of the Fund, which is held by ABPCIC Equity Holdings, LLC.
(23)	Position or portion thereof is held by Freddy’s Acquisition, LP.
(24)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(25)	Position or portion thereof is held by Pamlico Avant Holdings L.P. which is held by ABPCIC Avant, LLC, an affiliate of the Fund.
(26)	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC, an affiliate of the Fund.
(27)	Position or portion thereof is held by REP Coinvest III AGP Blocker, L.P. which is held by ABPCIC Equity Holdings, LLC.
(28)	Medical Management Resource Group, LLC is held through Advantage AVP Parent Holdings, L.P.
(29)	Redwood Family Care Network, Inc. is held through RCFN Parent, LP.
(30)	Position or portion thereof is held by ABPCIC AOM LLC, an affiliate of the Fund.
(31)	Position or portion thereof is held by REP Coinvest III Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(32)	Position or portion thereof is held by ABPCIC Equity Holdings, LLC.
(33)	Position or portion thereof is held by REP Coinvest III-A Omni, L.P. which is held by ABPCIC Equity Holdings, LLC.
(34)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(35)	Unfunded amounts of $308,839,057, $61,230 and $13,072 are for Falcon Co-Investment Partners, L.P., GHP SPV 2, L.P. and Palms Co-Investment Partners, L.P., respectively.
(36)	Aggregate gross unrealized appreciation for federal income tax purposes is $12,899,639; aggregate gross unrealized depreciation for federal income tax purposes is $20,907,203. Net unrealized depreciation is $8,007,564 based upon a tax cost basis of $1,079,344,029.
(37)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(38)	The rate shown is the annualized seven-day yield as of September 30, 2022.

L -	LIBOR
P -	Prime
PIK -	Payment-In-Kind
S -	SOFR

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Investments at Fair Value—257.77% (++) + * # ^

U.S. Corporate Debt—244.00%

1st Lien/Senior Secured Debt—240.92%

AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$526,726	$522,476	$492,489
AmerCareRoyal, LLC (2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	542,157	537,783	506,917
AmerCareRoyal, LLC (1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	4,369,977	4,340,035	4,085,928
BEP Borrower Holdco, LLC (2) (3)	Business Services	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	1,272,200	1,260,728	1,272,200
BEP Borrower Holdco, LLC (4) (5)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(3,190)	—
BEP Borrower Holdco, LLC (1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,392,534	3,365,460	3,392,534
Engage2Excel, Inc. (1) (4)	Business Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	373,874	371,898	370,041
Engage2Excel, Inc. (1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,037,292	1,030,411	1,026,919
Engage2Excel, Inc. (1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,989,244	2,972,409	2,959,351
Global Radar Holdings, LLC (4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	—	(1,874)	—
Global Radar Holdings, LLC (2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	7,494,115	7,370,436	7,494,115
Metametrics, Inc. (4)	Business Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	260,473	252,392	260,473
Metametrics, Inc. (1) (2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,668,040	4,731,059
MSM Acquisitions, Inc. (4) (5)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	—	(14,764)	—
MSM Acquisitions, Inc. (2)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	3,035,769	2,982,201	3,020,590
MSM Acquisitions, Inc. (4)	Business Services	Revolver	8.25% (P + 5.00%; 2.00% Floor)	12/09/2026	113,317	93,015	107,191
MSM Acquisitions, Inc. (1) (2) (3)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	8,295,612	8,164,830	8,254,134
Rep Tec Intermediate Holdings, Inc. (4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	—	(12,973)	—
Rep Tec Intermediate Holdings,Inc. (1) (2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	14,386,927	14,150,969	14,386,927
Valcourt Holdings II, LLC (1) (4)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	629,494	604,560	629,494
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	2,668,148	2,620,810	2,668,148
Valcourt Holdings II, LLC (1) (2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	6,343,167	6,233,173	6,343,167
AEG Holding Company , Inc. (1)	Consumer Discretionary	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,056,538	1,049,248	1,056,538
AEG Holding Company, Inc. (4) (5)	Consumer Discretionary	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(8,444)	—
AEG Holding Company, Inc. (3)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,838,542	1,821,998	1,838,542
AEG Holding Company, Inc. (1)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	5,710,726	5,669,850	5,710,726
Ampler QSR Holdings, LLC (2) (3)	Consumer Non-Cyclical	Term Loan	6.88% (L + 5.88%; 1.00% Floor)	07/21/2027	12,471,832	12,240,157	12,284,755
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,178,697	1,171,653	1,046,094
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	945,093	944,188	838,770
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,647,736	1,637,867	1,462,365
Captain D’s, Inc. (4) (5)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	—	(713)	—
Captain D’s, Inc. (1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,922,514	1,929,660
Freddy’s Frozen Custard, L.L.C (4) (5)	Consumer Non-Cyclical	Revolver	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(4,461)	—
Freddy’s Frozen Custard, L.L.C (2) (3)	Consumer Non-Cyclical	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	4,908,524	4,855,157	4,908,524
Krispy Krunchy Foods, L.L.C (4) (5)	Consumer Non-Cyclical	Revolver	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	—	(19,108)	(19,498)
Krispy Krunchy Foods, L.L.C (2) (3)	Consumer Non-Cyclical	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	11,698,611	11,469,309	11,464,639
Mathnasium LLC (4)	Consumer Non-Cyclical	Revolver	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	74,259	73,987
Mathnasium LLC (1) (2)	Consumer Non-Cyclical	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	5,440,202	5,333,666	5,331,398
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	118,340	114,494	114,494
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	239,084	231,313	231,313
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	1,991,362	1,978,641	1,926,643
TBG Food Acquisition Corp (4) (5)	Consumer Non-Cyclical	Delayed Draw Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(10,528)	(10,561)
TBG Food Acquisition Corp (4) (5)	Consumer Non-Cyclical	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(2,632)	(2,640)
TBG Food Acquisition Corp (1) (2)	Consumer Non-Cyclical	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	6,600,651	6,534,791	6,534,645
5 Bars, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(28,548)	—
5 Bars, LLC (4) (5)	Digital Infrastructure & Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(5,353)	—
5 Bars, LLC (3)	Digital Infrastructure & Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	4,742,121	4,700,796	4,742,121

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Avant Communications, LLC (4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	$—	$(11,145)	$(11,338)
Avant Communications, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	5,102,189	5,001,883	5,000,145
Bridgepointe Technologies, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(38,875)	(77,749)
Bridgepointe Technologies, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(27,795)	(55,591)
Bridgepointe Technologies, LLC (4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(15,550)	(15,550)
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	4,789,366	4,693,578	4,693,578
Coretelligent Intermediate LLC (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	—	—
Coretelligent Intermediate LLC (4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	(18,391)	(18,996)
Coretelligent Intermediate LLC (1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	8,029,110	7,912,508	7,908,673
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	112,240	111,547	111,679
EvolveIP, LLC (4)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	56,687	53,206	53,852
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	6,500,813	6,458,027	6,468,309
Fatbeam, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC (4)	Digital Infrastructure & Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	257,540	245,467	231,786
Fatbeam, LLC (2) (3)	Digital Infrastructure & Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	6,438,490	6,316,842	6,180,951
Firstdigital Communications LLC (4) (5)	Digital Infrastructure & Services	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	—	(31,481)	(31,735)
Firstdigital Communications LLC (2) (3)	Digital Infrastructure & Services	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,375,102	13,372,924
Fuze, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	2,249,398	1,882,144	2,606,495
Fuze, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	—	(3,038)	29,436
Fuze, Inc. (1) (3)	Digital Infrastructure & Services	Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	9,593,090	9,562,149	11,289,986
MBS Holdings, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(17,253)	(4,871)
MBS Holdings, Inc. (1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	10,468,423	10,283,024	10,416,080
NI Topco, Inc (4)	Digital Infrastructure & Services	Revolver	4.35% (L + 4.25%)	12/28/2026	244,622	226,764	226,764
NI Topco, Inc (2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/28/2028	6,689,537	6,539,022	6,539,022
Saturn Borrower Inc (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	—	(39,305)	(79,208)
Saturn Borrower Inc (4)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	244,224	224,571	224,422
Saturn Borrower Inc (2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,762,366	7,762,366
Single Digits, Inc. (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	601,500	599,101	595,485
Single Digits, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(1,656)	(4,161)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,229,305	3,214,249	3,197,012
Thrive Buyer, Inc. (1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	4,699,600	4,543,576	4,678,788
Thrive Buyer, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	—	(19,914)	(2,774)
Thrive Buyer, Inc. (1) (2) (3)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	11,885,159	11,678,026	11,855,446
Towerco IV Holdings, LLC (1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.63% (L + 5.63%; 1.00% Floor)	04/23/2026	13,200,903	13,015,634	13,035,063
Transtelco Holding, Inc. (2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605
Transtelco Holding, Inc. (1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605
Accelerate Resources Operating, LLC (4) (5)	Energy	Revolver	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(5,804)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	4,233,665	4,174,582	4,233,665
Bowline Energy, LLC (1)	Energy	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	08/09/2025	3,501,384	3,463,180	3,501,384
Foundation Risk Partners, Corp. (4)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	1,221,250	1,208,400	1,205,221

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Foundation Risk Partners, Corp. (4) (5)	Financials	Revolver	6.50% (L + 5.75%; 0.75% Floor)	10/29/2027	$—	$(12,430)	$(12,976)
Foundation Risk Partners, Corp. (1) (2) (3)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	9,831,060	9,712,835	9,708,172
Galway Borrower, LLC (4) (5)	Financials	Delayed Draw Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(5,470)	(5,679)
Galway Borrower, LLC (4) (5)	Financials	Revolver	6.00% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(5,186)	(5,408)
Galway Borrower, LLC (1) (2)	Financials	Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	3,762,793	3,694,870	3,687,538
Higginbotham Insurance Agency, Inc. (2) (4)	Financials	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	408,722	392,084	389,995
Higginbotham Insurance Agency, Inc. (1) (2) (3)	Financials	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	8,124,520	8,025,805	8,043,274
Purchasing Power, LLC (1)	Financials	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	02/06/2024	2,143,137	2,124,747	2,137,779
TA/WEG Holdings, LLC (4)	Financials	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	3,369,460	3,349,421	3,369,460
TA/WEG Holdings, LLC (4)	Financials	Revolver	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	146,272	144,546	146,272
AAH Topco, LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(80,707)	(162,172)
AAH Topco, LLC (4) (5)	Healthcare & HCIT	Revolver	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(15,672)	(7,873)
AAH Topco, LLC (1) (2) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	7,651,890	7,499,432	7,498,853
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	968,734	968,067	968,734
American Physician Partners, LLC (4)	Healthcare & HCIT	Revolver	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	346,322	346,034	346,322
American Physician Partners, LLC (2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	1,110,657	1,110,051	1,110,657
American Physician Partners, LLC (1)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	5,135,852	5,132,311	5,135,852
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	2,061,589	2,046,516	2,061,589
Analogic Corporation (4)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	122,222	121,007	115,271
Analogic Corporation (1) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,096,111	2,077,718	2,027,987
Caregiver 2, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	1,302,812	1,273,771	1,275,272
Caregiver 2, Inc. (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	677,662	667,618	665,803
Caregiver 2, Inc. (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	4,721,319	4,651,344	4,638,696
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	646,610	635,095	635,294
Choice Health At Home, LLC, (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	—	(17,314)	(34,628)
Choice Health At Home, LLC, (1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	2,697,942	2,657,473	2,657,473
Coding Solutions Acquisition, Inc. (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	—	(20,474)	(18,330)
Coding Solutions Acquisition, Inc. (4)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2025	69,828	67,954	68,955
Coding Solutions Acquisition, Inc. (2) (3)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	7,834,654	7,701,591	7,775,894
Community Based Care Acquisition, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	305,358	284,793	305,358
Community Based Care Acquisition, Inc. (4) (6)	Healthcare & HCIT	Revolver	7.75% (P + 4.50%; 2.00% Floor)	09/16/2027	475,097	458,641	468,619
Community Based Care Acquisition, Inc. (1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	5,342,252	5,237,300	5,302,185
Delaware Valley Management Holdings, Inc. (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	—	(21,173)	(121,182)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	532,717	475,856
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	3,492,300	3,458,909	3,090,686
Ethos Veterinary Health, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	4.85% (L + 4.75%)	05/15/2026	1,067,934	1,060,499	1,067,934
Ethos Veterinary Health, LLC (1)	Healthcare & HCIT	Term Loan	4.85% (L + 4.75%)	05/15/2026	2,268,405	2,252,839	2,268,405
FH MD Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	07/24/2028	5,520,754	5,466,660	5,479,349
GHA Buyer, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	811,193	798,999	811,193
GHA Buyer, Inc. (4)	Healthcare & HCIT	Revolver	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	317,026	306,311	317,026
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	559,497	551,505	559,497
GHA Buyer, Inc. (1) (3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	5,353,792	5,271,375	5,353,792
GHA Buyer, Inc. (3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	4,635,391	4,561,173	4,635,391
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	1,957,629	1,941,868	1,957,629
Honor HN Buyer, Inc (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(16,022)	(16,596)
Honor HN Buyer, Inc (4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(6,082)	(6,082)
Honor HN Buyer, Inc (1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	2,643,294	2,592,248	2,590,429
Kindeva Drug Delivery L.P. (4)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	687,973	663,697	641,000
Kindeva Drug Delivery L.P. (1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,660,091	15,362,567	15,151,138
Medbridge Holdings, LLC (4)	Healthcare & HCIT	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	458,742	435,821	458,742
Medbridge Holdings, LLC (1) (2)	Healthcare & HCIT	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	15,367,872	15,108,285	15,367,872
Medical Management Resource Group, LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	—	(15,821)	(11,866)
Medical Management Resource Group, LLC (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(6,015)	(5,537)

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Medical Management Resource Group, LLC (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	$3,850,613	$3,776,760	$3,783,227
MedMark Services, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	2,175,411	2,106,921	2,105,126
MedMark Services, Inc. (1) (2)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	4,436,254	4,395,637	4,391,892
Millin Purchaser LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(11,782)	(12,247)
Millin Purchaser LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(51,545)	(53,582)
Millin Purchaser LLC (4) (5)	Healthcare & HCIT	Revolver	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(9,819)	(10,206)
Millin Purchaser LLC (1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	4,830,842	4,761,124	4,758,379
OMH-HealthEdge Holdings, LLC (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(5,861)	(2,294)
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	2,143,505	2,103,337	2,132,787
OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	3,699,295	3,642,231	3,680,799
Pace Health Companies, LLC (4) (5)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(3,316)	—
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,304,701	5,274,593	5,304,701
PAW Midco, Inc	Healthcare & HCIT	Term Loan	11.50% (11.50% PIK)	12/22/2031	5,328,115	5,168,684	5,168,271
Pinnacle Dermatology Management, LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	—	(19,022)	(38,407)
Pinnacle Dermatology Management, LLC (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	12/08/2026	—	(13,264)	(6,721)
Pinnacle Dermatology Management, LLC (1) (2) (3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,376,956	5,243,342	5,242,532
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	347,151	345,134	347,151
Pinnacle Treatment Centers, Inc. (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,225)	—
Pinnacle Treatment Centers, Inc. (4) (5)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,808)	—
Pinnacle Treatment Centers, Inc. (2) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	4,128,092	4,113,924	4,128,092
Platinum Dermatology Partners, LLC (7)	Healthcare & HCIT	Delayed Draw Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	1,554,536	1,535,303	1,511,786
Platinum Dermatology Partners, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	2,138,823	2,115,584	2,080,006
Platinum Dermatology Partners, LLC (8)	Healthcare & HCIT	Revolver	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	547,119	539,255	532,073
Platinum Dermatology Partners, LLC (1)	Healthcare & HCIT	Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	3,416,629	3,371,987	3,322,672
RCP Encore Acquisition, Inc. (1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/09/2025	3,468,095	3,446,550	1,387,238
Redwood Family Care Network, Inc. (1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	3,385,701	3,302,759	3,371,026
Redwood Family Care Network, Inc. (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	—	(10,545)	(1,472)
Redwood Family Care Network, Inc. (3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	6,736,256	6,615,591	6,719,416
Salisbury House, LLC (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	—	(8,365)	(6,725)
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	1,148,658	1,132,381	1,131,428
Salisbury House, LLC (1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,853,666	3,875,393
SCA Buyer, LLC (4)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	257,540	249,657	255,930
SCA Buyer, LLC (2)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	3,834,121	3,785,598	3,834,121
SIS Purchaser, Inc. (4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(16,352)	—
SIS Purchaser, Inc. (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	2,430,305	2,391,057	2,430,305
SIS Purchaser, Inc. (1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,697,202	12,514,261	12,697,202
Smile Brands, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	487,856	485,531	482,977
Smile Brands, Inc. (4)	Healthcare & HCIT	Revolver	6.75% (P + 3.50%; 1.75% Floor)	10/12/2025	13,899	12,969	11,351
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	1,606,770	1,598,701	1,590,702
Taconic Biosciences, Inc. (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/01/2026	4,733,001	4,649,471	4,685,671
The Center for Orthopedic and Research Excellence, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	299,344	285,084	294,993
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	1,153,201	1,147,274	1,147,435
The Center for Orthopedic and Research Excellence, Inc. (4) (9)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	310,739	303,248	307,287
The Center for Orthopedic and Research Excellence, Inc. (1) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	4,893,714	4,837,943	4,869,245
Activ Software Holdings, LLC (4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(11,606)	(3,244)
Activ Software Holdings, LLC (1) (2) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	8,070,237	7,925,881	8,029,885
Alphasense, Inc. (2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	645,972	640,161	642,742
Alphasense, Inc. (4) (5) (10)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	—	(7,625)	(4,362)
Alphasense, Inc. (3) (10)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	7,269,628	7,206,103	7,233,279
AMI US Holdings, Inc. (4)	Software & Tech Services	Revolver	5.35% (L + 5.25%)	04/01/2024	437,842	427,443	437,842
AMI US Holdings, Inc. (1)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/01/2025	8,090,225	7,993,780	8,090,225

See Notes to Unaudited Consolidated Financial Statements

20

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Arrowstream Acquisition Co., Inc. (4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	$—	$(6,138)	$(2,897)
Arrowstream Acquisition Co., Inc. (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,801,878	3,834,121
Avetta, LLC (4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	—	(3,802)	(1,236)
Avetta, LLC (1) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	3,220,374	3,175,362	3,212,323
Avetta, LLC (2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	6,836,841	6,722,844	6,819,748
Avetta, LLC (1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	4,239,624	4,196,267	4,229,025
Brightspot Buyer, Inc (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	—	(13,328)	(13,606)
Brightspot Buyer, Inc (2)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	5,215,571	5,113,388	5,111,260
BusinesSolver.com, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	—	(9,824)	(19,869)
BusinesSolver.com, Inc. (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	7,379,963	7,306,983	7,306,163
Cybergrants Holdings , LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(8,195)	(11,518)
Cybergrants Holdings, LLC (4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(16,393)	(11,518)
Cybergrants Holdings, LLC (1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	11,747,857	11,580,502	11,630,378
Datacor, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(28,023)	—
Datacor, Inc. (4) (5)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(10,280)	(3,219)
Datacor, Inc. (1) (3)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	7,983,728	7,834,533	7,943,809
Degreed, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(5,693)	(3,478)
Degreed, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(2,169)	(3,134)
Degreed, Inc. (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	2,782,788	2,759,481	2,761,917
Degreed, Inc. (1) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,097,775	5,114,376
Dispatch Track, LLC (4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(2,716)	(755)
Dispatch Track, LLC (1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,741,587	9,825,312
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	4.35% (L + 4.25%)	07/30/2025	3,326,513	3,317,966	3,318,197
Dude Solutions Holdings, Inc. (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	3,853,725	3,779,486	3,815,188
Dude Solutions Holdings, Inc. (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	530,072	519,517	524,771
EET Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	—	(13,485)	(13,816)
EET Buyer, Inc. (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	6,907,937	6,773,088	6,769,778
EnterpriseDB Corporation (4) (5)	Software & Tech Services	Revolver	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	—	(12,616)	(2,532)
EnterpriseDB Corporation (1) (2)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	6,277,267	6,157,445	6,261,574
EnterpriseDB Corporation (1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	7,964,621	7,874,000	7,944,709
EnterpriseDB Corporation (1) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	4,563,807	4,488,855	4,552,398
Exterro, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,032)	—
Exterro, Inc. (1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,732,506	5,809,123
Exterro, Inc. (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,148,977	6,237,900
Exterro, Inc. (1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,769,803	2,793,450
Faithlife, LLC (1) (2) (4)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	1,697,185	1,651,986	1,697,185
Faithlife, LLC (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	—	(4,165)	—
Faithlife, LLC (1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	728,853	717,940	728,853
Genesis Acquisition Co. (3)	Software & Tech Services	Revolver	4.13% (L + 4.00%)	07/31/2024	202,400	195,642	196,834
Genesis Acquisition Co. (1) (2)	Software & Tech Services	Term Loan	4.13% (L + 4.00%)	07/31/2024	1,374,959	1,362,298	1,337,148
Greenhouse Software, Inc. (4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(23,993)	(6,161)
Greenhouse Software, Inc. (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,133,927	12,314,961
GS AcquisitionCo, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(3,243)	—
GS AcquisitionCo, Inc. (4)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	216,932	213,702	214,648
GS AcquisitionCo, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	8,708,367	8,658,965	8,664,825
Iodine Software, LLC (2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	9,058,308	8,894,669	9,058,308
Iodine Software, LLC (4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(22,107)	—
Iodine Software, LLC (1) (2)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	6,013,669	5,905,362	6,013,669
Kaseya, Inc. (4)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	250,488	240,932	250,488
Kaseya, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	553,854	550,163	553,854
Kaseya, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	485,401	485,401	485,401
Kaseya, Inc. (4) (5)	Software & Tech Services	Revolver	7.50% (L + 5.50%; 1.00% Floor)	05/02/2025	—	(2,163)	—
Kaseya, Inc. (1) (2)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	1,266,793	1,246,533	1,266,793
Kaseya, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	5,243,629	5,210,799	5,243,629
Mavenlink, Inc (4) (5)	Software & Tech Services	Revolver	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	—	(35,347)	(35,796)
Mavenlink, Inc (1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	15,034,451	14,737,540	14,733,762
Ministry Brands, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	644,345	643,659	644,345
Ministry Brands, LLC (2)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,080,740	3,077,478	3,080,740
Moon Buyer, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(30,197)	—
Moon Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(15,493)	—
Moon Buyer, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	6,368,857	6,284,074	6,368,857

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Netwrix Corporation And Concept Searching Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	$497,148	$489,221	$497,148
Netwrix Corporation And Concept Searching Inc. (1)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	994,297	976,754	994,297
Netwrix Corporation And Concept Searching Inc. (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,380,166	1,350,432	1,380,166
Netwrix Corporation And Concept Searching Inc. (4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	—	(3,553)	—
Netwrix Corporation And Concept Searching Inc. (1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,648,855	1,613,573	1,648,855
Netwrix Corporation And Concept Searching Inc. (2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	6,652,404	6,523,360	6,652,404
PerimeterX, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(18,332)	(10,754)
PerimeterX, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(5,880)	(6,988)
PerimeterX, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(2,178)	(2,795)

PerimeterX, Inc. (3)	Software & Tech Services	Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,842,516	2,818,385	2,814,091
Ranger Buyer Inc (4)	Software & Tech Services	Revolver	7.00% (L + 6.25%; 0.75% Floor)	11/18/2027	239,847	215,862	215,862
Ranger Buyer Inc (1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.25%; 0.75% Floor)	11/18/2028	14,390,790	14,102,974	14,102,974
Sauce Labs, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(18,064)	(24,034)
Sauce Labs, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(24,093)	(19,227)
Sauce Labs, Inc. (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	5,127,286	5,024,740	5,050,376
SecureLink, Inc. (4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	—	(4,950)	—
SecureLink, Inc. (1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	2,938,404	2,900,881	2,938,404
SecureLink, Inc. (1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	4,873,428	4,816,425	4,873,428
Sirsi Corporation (4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(3,852)	(1,384)
Sirsi Corporation (1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	7,326,840	7,272,820	7,308,523
Smartlinx Solutions, LLC (4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(3,648)	(2,597)
Smartlinx Solutions, LLC (1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,678,119	5,597,713	5,649,729
Streamsets, Inc. (4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(6,816)	(12,268)
Streamsets, Inc. (3)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,120,781	2,078,548	2,046,554
SugarCRM, Inc. (4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(2,407)	—
SugarCRM, Inc. (1) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,228,733	4,268,824
Sundance Group Holdings, Inc (4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	—	(32,626)	(26,604)
Sundance Group Holdings, Inc (4)	Software & Tech Services	Revolver	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	425,670	399,558	404,387
Sundance Group Holdings, Inc (2) (3)	Software & Tech Services	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	11,824,177	11,606,577	11,646,815
Swiftpage, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(1,326)	(1,690)
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,446,093	2,432,907	2,427,747
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	225,154	223,434	223,465
Sysnet North America, Inc.	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	1,287,698	1,274,256	1,268,383
Sysnet North America, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	7,668,193	7,576,635	7,514,830
Telcor Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	—	(4,106)	(2,181)
Telcor Buyer, Inc. (1) (2)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	9,304,625	9,173,236	9,234,840
Telesoft Holdings, LLC (4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	—	(8,939)	(2,984)
Telesoft Holdings, LLC (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	5,864,213	5,774,460	5,834,892
TRGRP, Inc. (4) (5)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(2,462)	—
TRGRP, Inc. (2)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,333,710	2,292,698	2,333,710
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,110,872	1,101,354	1,110,872
TRGRP, Inc. (2) (3)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,972,446	4,933,912	4,972,446
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/30/2027	690,794	690,794	690,794
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	322,391	318,018	322,391
Ungerboeck Systems International, LLC (4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	—	(2,156)	—
Ungerboeck Systems International, LLC (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	2,717,277	2,680,448	2,717,277
Vectra AI, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(49,091)	(58,190)
Vectra AI, Inc. (4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(4,909)	(5,819)
Vectra AI, Inc. (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,188,883	3,177,155
Velocity Purchaser Corporation (4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(728)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	647,042	643,783	647,042
Velocity Purchaser Corporation (1) (2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,116,095	5,066,567	5,116,095

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	$2,601,503	$2,590,901	$2,601,503
Veracross LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(16,659)	(16,688)
Veracross LLC (4) (5)	Software & Tech Services	Revolver	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(22,212)	(22,251)
Veracross LLC (3)	Software & Tech Services	Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	12,238,089	11,993,759	11,993,327
Dillon Logistics, Inc. (4) (11)	Transport & Logistics	Revolver	9.25% (P + 6.00%; 1.00% Floor)	12/11/2023	779,728	757,176	167,554
Dillon Logistics, Inc. (11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	3,024,587	2,742,506	739,511
Dillon Logistics, Inc. (11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	889,565	787,261	217,499

Total U.S. 1st Lien/Senior Secured Debt						833,353,917	834,232,033

2nd Lien/Junior Secured Debt—3.08%
Conterra Ultra Broadband Holdings, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	9.50% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,465,035	6,537,710
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	7.58% (L + 7.50%)	04/17/2026	1,230,107	1,212,535	1,230,107
Symplr Software, Inc. (1)	Software & Tech Services	Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,857,031	2,909,482

Total U.S. 2nd Lien/Junior Secured Debt						10,534,601	10,677,299

Total U.S. Corporate Debt						843,888,518	844,909,332

Canadian Corporate Debt—5.24%
1st Lien/Senior Secured Debt—5.24%
McNairn Holdings Ltd. (1) (10)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	809,967	804,385	757,319
Syntax Systems Ltd (1) (2) (10)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	8,862,389	8,774,869	8,773,765
Syntax Systems Ltd (4) (10)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.50%; 0.75% Floor)	10/29/2026	425,812	416,408	416,075
Syntax Systems Ltd (4) (5) (10)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(23,752)	(24,341)
Banneker V Acquisition, Inc. (2) (3) (10)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	7,177,672	7,054,712	7,177,672
Banneker V Acquisition, Inc. (4) (5) (10)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	—	(4,095)	—
Banneker V Acquisition, Inc. (2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	1,034,605	1,018,253	1,034,605

Total Canadian 1st Lien/Senior Secured Debt						18,040,780	18,135,095

Total Canadian Corporate Debt						18,040,780	18,135,095
United Kingdom Corporate Debt—2.03%
1st Lien/Senior Secured Debt—2.03%
GlobalWebIndex Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	$1,841,860	$1,813,899	$1,712,930
GlobalWebIndex Inc. (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,361,193	5,332,185

Total United Kingdom 1st Lien/Senior Secured Debt						7,175,092	7,045,115

Total United Kingdom Corporate Debt						7,175,092	7,045,115

Portfolio Company	Class/Series	Industry			Shares	Cost	Fair Value

U.S. Preferred Stock—3.63%
Global Radar Holdings, LLC (12)	LLC Units	Business Services			125	$367,615	$549,041
Bowline Topco LLC (13) (14)	LLC Units	Energy			2,946,390	2,002,277	2,600,575
SBS Ultimate Holdings, LP (14)	Class A	Healthcare & HCIT			217,710	861,879	705,379
Concerto Health AI Solutions, LLC (14) (15)	Series B-1	Software & Tech Services			65,614	349,977	460,537
Streamsets, Inc. (14)	Series C-1	Software & Tech Services			109,518	295,512	301,406
Alphasense, Inc. (10) (14)	Series C	Software & Tech Services			23,961	369,843	371,362
Datarobot, Inc. (14)	Series F	Software & Tech Services			6,715	88,248	117,326
Datarobot, Inc. (14)	Series E	Software & Tech Services			38,190	289,278	570,282
Degreed, Inc. (14)	Series D	Software & Tech Services			16,943	278,308	278,308
Degreed, Inc. (14)	Series C-1	Software & Tech Services			43,819	278,541	718,478
Heap, Inc. (14)	Series D	Software & Tech Services			17,425	147,443	147,527
Heap, Inc. (14)	Series C	Software & Tech Services			189,617	696,351	1,444,013
Netskope, Inc. (14)	Series G	Software & Tech Services			36,144	302,536	400,047
PerimeterX, Inc. (14)	Series D	Software & Tech Services			282,034	838,601	870,048

See Notes to Unaudited Consolidated Financial Statements

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair Value

Phenom People, Inc. (14)	Series C	Software & Tech Services	35,055	$220,610	$552,848
Protoscale Rubrik, LLC (14)	Class B	Software & Tech Services	25,397	598,212	635,044
Symplr Software Intermediate Holdings, Inc. (14)	Series A	Software & Tech Services	1,196	1,160,532	1,718,402
Vectra AI, Inc (14)	Series F	Software & Tech Services	17,064	131,095	123,291

Total U.S. Preferred Stock				9,276,858	12,563,914

U.S. Common Stock—1.71%
Leeds FEG Investors, LLC (14)	Class A	Consumer Discretionary	320	$321,309	$290,338
Pacific Bells, LLC (14) (16)	LP Interests	Consumer Non-Cyclical	802,902	802,902	802,902
Freddy’s Frozen Custard, LLC (14) (28)	LP Interests	Consumer Non-Cyclical	72,483	72,483	108,415
Avant Communications, LLC (14) (18)	Class A	Digital Infrastructure & Services	220,542	220,542	220,542
Avant Communications, LLC. (14) (18)	Class A Capital	Digital Infrastructure & Services	220,542	—	—
NEPCORE Parent Holdings, LLC (14)	Class A	Digital Infrastructure & Services	82	81,530	81,530
Neutral Connect, LLC (14) (19)	LLC Units	Digital Infrastructure & Services	396,513	439,931	439,931
Thrive Parent, LLC (14)	Class L	Digital Infrastructure & Services	100,219	263,195	307,955
Agape Care Group (14) (20)	LP Interests	Healthcare & HCIT	590,203	590,203	590,203
Health Platform Group, Inc. (14)	Earn Out	Healthcare & HCIT	16,502	—	—
Healthcare Services Acquisition (10) (14)	Class B	Healthcare & HCIT	15,183	46	46
Healthcare Services Acquisition (10) (14) (21)	Class A	Healthcare & HCIT	28,158	281,580	279,891
INH Group Holdings, Inc. (14)	Class A	Healthcare & HCIT	484,552	484,552	315,872
Medical Management Resource Group, LLC (14) (22)	Class B	Healthcare & HCIT	34,492	34,492	34,321
Millin Purchaser LLC (14) (29)	Class A	Healthcare & HCIT	86,555	86,555	86,555
Redwood Family Care Network, Inc. (14)	Class A	Healthcare & HCIT	66	66,000	76,527
American Safety Holdings Corp. (14) (23)	LP Interests	Software & Tech Services	167,509	190,658	270,241
Brightspot Holdco, LLC (14)	LLC Units	Software & Tech Services	433,207	433,207	433,207
Moon Topco L.P. (14)	Class A	Software & Tech Services	36	35,999	40,471
Ranger Lexipol Holdings, LLC (14)	Class A	Software & Tech Services	433	433,207	433,207
Ranger Lexipol Holdings, LLC (14)	Class B	Software & Tech Services	433	—	—
Samsara Networks, Inc. (10) (14) (21)	Class A	Software & Tech Services	33,451	369,998	940,308
Stripe, Inc. (14)	Class B	Software & Tech Services	4,158	166,854	163,472

Total U.S. Common Stock				5,375,243	5,915,934

U.S. Warrants—0.26%
Fuze, Inc., expire 04/26/2031 (14)	Series A	Digital Infrastructure & Services	613,241	—	227,619
Healthcare Services Acquisition, expire 12/31/2027 (10) (14)	Class B	Healthcare & HCIT	14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027 (10) (14) (21)	Class A	Healthcare & HCIT	23,721	23,721	12,335
SBS Ultimate Holdings, LP, expire 09/18/2030 (14)	Class A	Healthcare & HCIT	17,419	—	—
Alphasense, Inc., expire 05/29/2027 (10) (14)	Series B	Software & Tech Services	38,346	35,185	206,363
Alphasense, Inc., expire 12/22/2027 (10) (14)	Series C	Software & Tech Services	2,049	—	12,235
Degreed, Inc., expire 04/11/2028 (14)	Series D	Software & Tech Services	7,624	—	38,358
Degreed, Inc., expire 05/31/2026 (14)	Series C-1	Software & Tech Services	26,294	46,823	279,001
PerimeterX, Inc., expire 12/31/2031 (14)	Series D	Software & Tech Services	10,850	7,595	7,595
Streamsets, Inc., expire 11/25/2027 (14)	Series C-1	Software & Tech Services	23,382	16,367	15,965
Vectra AI, Inc., expire 03/18/2031 (14)	Series F	Software & Tech Services	35,156	58,190	100,824

Total U.S. Warrants				187,881	900,295
United Kingdom Warrants—0.07%
GlobalWebIndex, Inc., expire 12/30/2027 (14)	Preferred Units	Software & Tech Services	8,832	159,859	223,583

Total United Kingdom Warrants				159,859	223,583

Investment Companies - 0.83%
GHP E Aggregator, LLC (14) (17)	LLC Units		417,813	$417,813	$1,282,685
GHP SPV 2, L.P. (10) (14) (17) (24)	LP Interests		244,920	244,920	244,920
Magenta Blocker Aggregator, L.P. (14) (17) (24)	Class A		821,396	821,396	835,432
ORCP III Triton Co-Investors, L.P. (14) (17) (24)	LP Interests		341,592	98,394	98,394
REP Coinvest III-A-Omni L.P. (17) (24)	LP Interests		193,770	193,770	426,294
Total Investment Companies				1,776,293	2,887,725

TOTAL INVESTMENTS—257.77% (28)				$885,880,524	$892,580,993

See Notes to Unaudit
e
d Consolidated Financial Statements

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Cash Equivalents—4.95%
U.S. Investment Companies—4.95%
Blackrock T Fund I (23) (29)	Money Market	Money Market Portfolio	0.01% (30)		17,156,786	$17,156,786	$17,156,786

Total U.S. Investment Companies						17,156,786	17,156,786

Total Cash Equivalents						17,156,786	17,156,786

LIABILITIES IN EXCESS OF OTHER ASSETS—(162.72%)							$(563,461,099)

NET ASSETS—100.00%							$346,276,680

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

(6)	$86,381 of the funded par amount accrues interest at 6.50% (L + 5.50%; 1.00% Floor).
(7)	$320,329 of the funded par amount accrues interest at 9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor).
(8)	$135,993 of the funded par amount accrues interest at 8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor).
(9)	$138,106 of the funded par amount accrues interest at 8.00% (P + 4.75%; 2.00% Floor).
(10)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(11)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(12)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC, an affiliate of the Fund.
(13)	Bowline Topco LLC is held through ABPCIC BE Holdings, LLC, an affiliate of the Fund.
(14)	Non-income producing investment.
(15)	Concerto Health AI Solutions, LLC is held through ABPCIC Concerto Holdings LLC, an affiliate of the Fund.
(16)	Position or portion thereof is held by Orangewood WWB Co-Invest, L.P. which is held by ABPCIC Equity Holdings, LLC.
(17)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(18)	Position or portion thereof is held by Pamlico Avant Holdings L.P. which is held by ABPCIC Avant, LLC, an affiliate of the Fund.
(1 9 )	Neutral Connect, LLC is held through ABPCIC NC Holdings LLC, an affiliate of the Fund.
(2 0 )	Position or portion thereof is held by REP Coinvest III AGP Blocker, L.P. which is held by ABPCIC Equity Holdings, LLC.
(2 1 )	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(2 2 )	Medical Management Resource Group, LLC is held through Advantage AVP Parent Holdings, L.P.
(2 3 )	Position or portion thereof is held by REP Coinvest III Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(2 4 )	Held by ABPCIC Equity Holdings, LLC.
(2 5 )
Aggregate gross unrealized appreciation for federal income tax purposes is $14,943,797; aggregate gross unrealized depreciation for federal income tax purposes is $8,243,328. Net unrealized appreciation is $6,700,469 based upon a tax cost basis of $885,880,524.

(2 6 )	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
( 2 7 )	The rate shown is the annualized seven-day yield as of December 31, 2021.
( 2 8 )	Position or portion thereof is held by Freddy’s Acquisition, LP.
(29)	Position or portion thereof is held by GSV MedSuite Investments, LLC.

L	-	LIBOR
P	-	Prime
PIK	-	Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Notes to Unaudited Consolidated Financial Statements
September 30, 2022
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
On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. At September 30, 2022, the Fund had total Capital Commitments of $557,540,164, of which 17% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2022, the Fund had certain investments held in three portfolio companies on non-accrual
status, which represented 0.97% and 0.28% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2021, the Fund had certain investments held in one portfolio company on non-accrual
status, which represented 0.48% and 0.13% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value.
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
as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2022, the Fund accrued excise taxes of $0 and $0, respectively. For the three and nine months ended September 30, 2021, the Fund accrued excise taxes of $0 and $0, respectively. As of September 30, 2022, and December 31, 2021, $0 and $0, respectively, of accrued excise taxes remained payable. For the three and nine months ended September 30, 2022, the Fund accrued income taxes of $382,072 and $949,155, respectively. For the three and nine months ended September 30, 2021, the Fund accrued income taxes of $300 and $78,497, respectively. As of September 30, 2022, and December 31, 2021, $1,076,697 and $200,000, respectively, of accrued income taxes remained payable.
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
Recent Accounting Pronouncements
In January 2021, the Financial Accounting Standards Board issued Accounting Standards Update
No. 2021-01
(“ASU
2021-01”),
“Reference Rate Reform (Topic 848)”. ASU
2021-01
is an update of ASU
2020-04,
which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR, regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU
2020-04
provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU
2020-04
is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU
2021-01
update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management does not expect ASU
2021-01
to have a material impact on the financial statements.
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
For the three and nine months ended September 30, 2022, the Fund incurred a management fee of $3,644,259 and $10,438,278, respectively, of which $0 and $283,566, respectively, were waived by the Adviser. For the three and nine months ended

3
0

September 30, 2021, the Fund incurred a management fee of $2,633,349 and $7,068,507, respectively, of which $448,807 and $830,042, respectively, were voluntarily waived by the Adviser. As of September 30, 2022 and December 31, 2021, $3,644,259 and $2,653,052, respectively, of accrued management fee remained payable.
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

3
1

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
For the three and nine months ended September 30, 2022, the Fund incurred income-based incentive fees of $1,275,176 and $4,158,321, respectively. For the three and nine months ended September 30, 2021, the Fund incurred income-based incentive fees of $876,623 and $2,273,106, respectively. As of September 30, 2022 and December 31, 2021, $1,275,176 and $1,377,288, respectively, of accrued income-based incentive fees remained payable.
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
For the three and nine months ended September 30, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $(499,007) and $(1,283,044), respectively, which was not realized. There was no capital gains incentive fee under GAAP recognized for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, $0 and $1,283,044, respectively, of capital gains incentive fee remained payable.
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

3
2

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
As of September 30, 2022, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	259,263	—	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.170%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%
March 31, 2022	—	—	—	9.483%	March 31, 2025	1.0%
June 30, 2022	—	—	—	5.815%	June 30, 2025	1.0%
September 30, 2022	—	—	—	7.590%	September 30, 2025	1.0%

Total	$4,874,139	$4,199,150	$674,989

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
For the three and nine months ended September 30, 2022, the Fund accrued $32,503 and $88,020, respectively, in transfer agent fees. For the three and nine months ended September 30, 2021, the Fund accrued $20,455 and $56,190, respectively, in transfer agent fees. As of September 30, 2022 and December 31, 2021, $32,503 and $23,019, respectively, of accrued transfer agent fees remained payable.
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
On July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreemen
t
”), by and among
AB-Abbott
Private Equity Investors 2019 (Delaware) Fund L.P., an affiliate of the Fund, as initial borrower,
AB-Abbott
Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $33 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of September 30, 2022, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.
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

All
of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket
expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of September 30, 2022, the Fund is in compliance with these covenants.
On September 22, 2022, ABPCIC Funding II entered into an amendment to the Synovus Loan Agreement providing for, among other things, the replacement of LIBOR with term SOFR.
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
 On May 27, 2022, pursuant to
Amendment No. 5 to the
 Natixis Credit Agreement, ABPCIC Funding III increased the commitment by $50,000,000 from $250,000,000 to $300,000,000.
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
Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding III. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. The Natixis Collateral Manager will not receive a fee for these services so long as the Adviser or an affiliate thereof continues providing such services. ABPCIC Funding III will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding III has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2022, the Fund is in compliance with these covenants.
All
o
f the collateral pledged to the lenders by ABPCIC Funding III under the Natixis Credit Agreement is held in the custody of the Natixis Custodian under the Natixis Account Control Agreement. The Natixis Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to the Natixis Collateral Administration Agreement. As compensation for the services rendered by the Natixis Collateral Administrator, ABPCIC Funding III will pay the Natixis Collateral Administrator, on a quarterly basis, customary fee amounts and reimburse the Natixis Collateral Administrator for its reasonable out-of-pocket
expenses. The Natixis Collateral Administration Agreement and the obligations of the Natixis Collateral Administrator will continue until the earlier of (i) the liquidation of the collateral and the final distribution of the proceeds of such liquidation, (ii) the date on which all obligations have been paid in full or (iii) the termination of the Natixis Collateral Management Agreement.
On September 30, 2022, ABPCIC Funding III entered into an amendment to the Natixis Credit Agreement providing for, among other things, the extension of the reinvestment period to March 24, 2023.

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of September 30, 2022 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$33,000,000	$15,000,000	$18,000,000	$15,000,000
Synovus	200,000,000	165,400,000	34,600,000	165,400,000
Natixis	300,000,000	252,600,000	47,400,000	252,600,000

Total	$533,000,000	$433,000,000	$100,000,000	$433,000,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2021 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$40,000,000	$10,000,000	$40,000,000
Synovus	200,000,000	147,300,000	52,700,000	147,300,000
Natixis	225,000,000	193,300,000	31,700,000	193,300,000

Total	$475,000,000	$380,600,000	$94,400,000	$380,600,000

As of September 30, 2022 and December 31, 2021, deferred financing costs were $1,001,644 and $3,438,175, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.
Collateralized Loan Obligations
On August 9, 2019, CLO VI (the “Issuer”) and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the
“Co-Issuer,”
and together with the Issuer, the
“Co-Issuers”),
each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO Transaction”). The stated reinvestment date wa
s August 9, 2022.
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
The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,255,348
Class A-1-L Senior Secured Floating Rate Note (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,585,578
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,834,231
Class A-2-R Senior Secured Deferrable Floating Rate (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,259,662
Class B-R Senior Secured Deferrable Floating Rate (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $451,950 and $1,363,231, respectively, as of September 30, 2022 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2021
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1 Senior Secured Floating Rate Note (“Class A-1”)	$178,200,000	L + 1.73%	$177,636,864
Class A-2A Senior Secured Floating Rate Note (“Class A-2A”)	$25,000,000	L + 2.45%	$24,920,997
Class A-2B Senior Secured Fixed Rate Note (“Class A-2B”)	$9,950,000	4.23%	$9,896,743
Class B Secured Deferrable Floating Rate Note (“Class B”)	$16,400,000	L + 3.40%	$—	*
Class C Secured Deferrable Floating Rate Note (“Class C”)	$17,350,000	L + 4.40%	$—	*
Subordinated Notes	$53,600,000	N/A	$—	*

*	Class B, Class C and Subordinated Notes have been eliminated in consolidation.
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
The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three and nine months ended September 30, 2022, the Fund incurred collateral management fees of $0 and $588,476, respectively, which were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2021, the Fund incurred collateral management fees of $464,717 and $1,378,975, respectively, which were voluntarily waived by the Adviser.
 Pursuant to a new CLO notes
issuance, a collateral
 management fee is no longer charged as long as the Adviser serves as a collateral manager.
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
As of September 30, 2022, Secured Borrowings pursuant to the Macquarie
Sale/Buy-Back
were $4,135,264. As of December 31, 2021, Secured Borrowings pursuant to the Macquarie
Sale/Buy-Back
were $10,228,115, with a maturity of less than thirty days.

Secured Borrowings outstanding as of September 30, 2022 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Fusion Risk Management, Inc.	08/30/2022	32 days or less from trade date	1.73	$977,500
Priority Ondemand Midco 2, L.P.	09/13/2022	18 days or less from trade date	1.81	1,197,764
Soladoc , LLC	09/16/2022	15 days or less from trade date	1.88	1,960,000

				$4,135,264

Secured Borrowings outstanding as of December 31, 2021 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
PAW Midco, Inc.	12/28/2021	60 days or less from trade date	1.03	$5,328,115
Veracross LLC	12/28/2021	60 days or less from trade date	1.03	4,900,000

				$10,228,115

As of September 30, 2022 and December 31, 2021 total outstanding borrowings under the Revolving Credit Facilities, Notes and Secured Borrowings were $682,070,083 and $603,282,719, respectively.
For the three and nine months ended September 30, 2022 and September 30, 2021, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Interest and borrowing expenses	$7,684,139	$2,906,893	$16,885,073	$7,482,064
Commitment fees	170,398	117,944	450,397	277,805
Amortization of discount, debt issuance and deferred financing costs	1,080,551	773,178	3,786,621	1,905,402

Total	$8,935,088	$3,798,015	$21,122,091	$9,665,271

Weighted average interest rate (1)	4.65%	2.49%	3.60%	2.50%
Average outstanding balance	$656,301,827	$463,169,565	$627,445,522	$399,802,275

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.
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

4
0

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
Valuation of Investments
Pursuant to the amended SEC Rule
2a-5
of the 1940 Act, the Board designated the Advis
e
r as the Fund’s “valuation designee.” In this capacity, the Adviser is responsible, among other things, for making all fair value determinations relating to the Fund’s portfolio investments, subject to the Board’s oversight. Investments are valued at fair value as determined in good faith by our Adviser, as valuation designee, based on input of management, the audit committee and independent valuation firms that have been engaged to assist in the valuation of each portfolio investment without a readily available market quotation under a valuation policy. The Adviser principally carries out its fair value responsibilities through its Valuation
Sub-Committee.
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
The following tables summarize the valuation of the Fund’s investments as of September 30, 2022:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$17,420,745	$—	$—	$17,420,745

Total assets	$17,420,745	$—	$—	$17,420,745

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,031,007,629	$1,031,007,629
2nd Lien/Junior Secured Debt	—	—	10,711,184	10,711,184
Preferred Stock	—	—	15,656,559	15,656,559
Common Stock	710,288	—	6,733,847	7,444,135
Warrants	712	—	1,225,513	1,226,225

Total	$711,000	$—	$1,065,334,732	$1,066,045,732

Investments valued at NAV as a practical expedient #				5,290,733

Total assets #				$1,071,336,465

*	See consolidated schedule of investments for industry classifications.
#
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

4
1

The following table summarizes the valuation of the Fund’s investments as of December 31, 2021:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$17,156,786	$—	$—	$17,156,786
Total assets	$17,156,786	$—	$—	$17,156,786

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$859,412,243	$859,412,243
2nd Lien/Junior Secured Debt	—	—	10,677,299	10,677,299
Preferred Stock	—	—	12,563,914	12,563,914
Common Stock	1,220,199	—	4,695,735	5,915,934
Warrants	12,335	—	1,111,543	1,123,878

Total	$1,232,534	$—	$888,460,734	$889,693,268

Investments valued at NAV as a practical expedient #				2,887,725

Total assets #				$892,580,993

*	See consolidated schedule of investments for industry classifications.
#
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2022:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total

Balance as of December 31, 2021	$859,412,243	$10,677,299	$4,695,735	$12,563,914	$1,111,543	$888,460,734
Purchases (including PIK)	331,900,039	220,044	2,261,336	2,123,199	43,880	336,548,498
Sales and principal payments	(148,725,290)	—	(159,711)	(1,874,407)	(299,962)	(151,059,370)
Realized Gain (Loss)	120,709	—	—	740,293	275,999	1,137,001
Net Amortization of Premium/Discount	4,998,725	16,156	—	—	—	5,014,881
Transfers In	—	—	426,294	—	—	426,294
Transfers Out	—	—	(802,902)	—	—	(802,902)
Net Change in Unrealized Appreciation (Depreciation)	(16,698,797)	(202,315)	313,095	2,103,560	94,053	(14,390,404)

Balance as of September 30, 2022	$1,031,007,629	$10,711,184	$6,733,847	$15,656,559	$1,225,513	$1,065,334,732

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(13,900,334)	$(161,004)	$105,382	$2,109,455	$321,269	$(11,525,232)
For the nine months ended September 30, 2022, amounts of $426,294 of Common Stock were transferred into Level 3 from Investments valued at NAV as a practical expedient due to the decreased transparency of the price inputs used in the valuation of these positions. Further amounts of $802,902 of Common Stock were transferred out of Level 3 but into no other level; these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3.
The following is a reconciliation of Level 3 assets for the year ended December 31, 2021:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of January 1, 2021	$511,197,686	$11,396,369	$2,375,265	$7,495,949	$281,986	$532,747,255
Purchases (including PIK)	522,278,127	—	3,629,491	2,928,966	225,644	529,062,228
Sales and principal payments	(176,063,522)	(837,931)	(439,932)	(837,355)	—	(178,178,740)
Realized Gain (Loss)	(502,569)	—	157,444	192,020	(615,168)	(768,273)
Net Amortization of Premium/Discount	4,329,462	56,863	—	—	—	4,386,325
Transfers In	—	—	—	—	—	—
Transfers Out	(8,354,187)	—	(735,350)	—	(23,721)	(9,113,258)
Net Change in Unrealized Appreciation (Depreciation)	6,527,246	61,998	(291,183)	2,784,334	1,242,802	10,325,197

Balance as of September 30, 2022	$859,412,243	$10,677,299	$4,695,735	$12,563,914	$1,111,543	$888,460,734

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$5,536,736	$65,651	$(324,409)	$2,784,334	$639,140	$8,701,452

4
2

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
The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2022 and December 31, 2021, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$951,488,417	Market Yield Analysis	Market Yield	8.2% - 21.3% (10.2%)	Decrease
	5,667,567	Market Approach	EBITDA Multiple	0.0x – 6.0x (1.8x)	Increase
	279,599	Liquidation Value	Asset Value	N/A	Increase
	17,369,324	Expected Repayment	Redemption Price	N/A	N/A
	56,202,722	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,711,184	Market Yield Analysis	Market Yield	12.3% - 13.7% (13.2%)	Decrease
Common Stock	4,509,096	Market Approach	EBITDA Multiple	8.0x – 33.4x (15.8x)	Increase
	841,437	Market Approach	Revenue Multiple	6.5x – 36.1x (11.9x)	Increase
	430,141	Market Approach	Network Cashflow Multiple	34.0x	Increase
	953,173	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	1,543,662	Market Approach	EBITDA Multiple	0.5x - 23.0x (21.0x)	Increase
	5,021,006	Market Approach	Revenue Multiple	4.5x - 15.0x ( 10.2 x)	Increase
	2,671,885	Market Yield Analysis	Dividend Yield	12% - 15.5% (14.4% )	Increase
	6,420,006	Expected Repayment	Redemption Price	N/A	N/A
Warrants	95,523	Market Approach	EBITDA Multiple	0.5x - 9.0x (9.0x)	Increase
	1,086,110	Market Approach	Revenue Multiple	9.1x – 17.5x (12.2x)	Increase
	43,880	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$1,065,334,732

(1)	Weighted averages are calculated based on fair value of investments.

4
3

	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$665,565,654	Market Yield Analysis	Market Yield	4.7% - 14.6% (7.7%)	Decrease
	4,888,622	Market Approach	EBITDA Multiple	3.5x - 7.7x (4.7x)	Increase
	1,124,564	Liquidation Value	Asset Value	N/A	Increase
	187,833,403	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,677,299	Market Yield Analysis	Market Yield	8.5% - 10.2% (9.7%)	Decrease
Common Stock	1,444,140	Market Approach	EBITDA Multiple	8.0x - 16.0x (13.1x)	Increase
	163,472	Market Approach	Revenue Multiple	36.1x	Increase
	439,931	Market Approach	Network Cashflow Multiple	37.5x	Increase
	2,648,192	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	3,854,995	Market Approach	EBITDA Multiple	3.5x - 10.0x (5.2x)	Increase
	6,990,517	Market Approach	Revenue Multiple	4.4x - 20.0x (12.9x)	Increase
	1,718,402	Market Yield Analysis	Dividend Yield	11.5%	Increase
Warrants	1,103,948	Market Approach	Revenue Multiple	1.9x - 18.0x (10.3x)	Increase
	7,595	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$888,460,734

(1)	Weighted averages are calculated based on fair value of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2022 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note	$97,255,348	$96,039,375	$—	$—	$96,039,375
Class A-1-L Senior Secured Floating Rate Note	74,585,578	73,312,500	—	—	73,312,500
Class A-1-F Senior Secured Fixed Rate Note	29,834,231	29,250,000	—	—	29,250,000
Class A-2-R Senior Secured Deferrable Floating Rate	43,259,662	41,107,500	—	—	41,107,500

Total	$244,934,819	$239,709,375	$—	$—	$239,709,375

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $451,950 and $1,363,231 as of September 30, 2022 and are reflected on the consolidated statements of assets and liabilities.

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

The Revolving Credit Facilities and Secured Borrowings are recorded at carrying value, which approximates fair value.
6. Commitments & Contingencies
Commitments
The Fund may enter into commitments to fund investments. As of September 30, 2022, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of September 30, 2022 and December 31, 2021:

			9/30/2022		12/31/2021
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$—	$—	$3,448,816	$—
5 Bars, LLC	Delayed Draw Term Loan	12/31/2022	3,448,816	—	—	—
5 Bars, LLC	Revolver	09/27/2024	646,653	—	646,653	—
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	4,783,628	(95,673)	8,108,576	(162,172)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(21,650)	787,273	(7,873)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	—	414,764	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(16,221)	648,837	(3,244)
Admiral Buyer, Inc	Delayed Draw Term Loan	05/06/2024	1,576,961	(11,827)	—	—
Admiral Buyer, Inc	Revolver	05/08/2028	563,200	(9,856)	—	—
AEG Holding Company, Inc.	Revolver	11/20/2023	614,275	—	1,116,864	—
Airwavz Solutions, Inc	Delayed Draw Term Loan	03/31/2024	3,263,699	(24,478)	—	—
Airwavz Solutions, Inc	Revolver	03/31/2027	652,740	(9,791)	—	—
Alphasense, Inc.	Revolver	05/29/2024	—	—	872,355	(4,362)
American Physician Partners, LLC	Revolver	07/21/2022	—	—	97,681	—
American Physician Partners, LLC	Revolver	10/31/2022	97,681	(3,370)	—	—
AMI US Holdings, Inc.	Revolver	04/01/2024	1,094,605	—	656,763	—
Analogic Corporation	Revolver	06/22/2023	36,667	(1,833)	91,667	(2,979)
AOM Acquisition, LLC.	Revolver	02/18/2027	1,218,605	(6,093)	—	—
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	—	—	386,309	(2,897)
Avant Communications, LLC	Revolver	11/30/2026	566,910	—	566,910	(11,338)
Avetta, LLC	Revolver	04/10/2024	494,396	(2,472)	494,396	(1,236)
BAART Programs, Inc.	Delayed Draw Term Loan	06/11/2023	2,750,974	(96,284)	—	—
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	(1,297)	259,300	—
BEP Borrower Holdco, LLC	Revolver	06/12/2024	—	—	429,435	—
BEXP I OG, LLC	Term Loan	12/31/2022	1,781,035	—	—	—
BEXP I OG, LLC	Revolver	01/25/2027	254,434	—	—	—
Bonterra, LLC	Delayed Draw Term Loan	09/08/2023	3,316,125	(33,161)	—	—
Bonterra, LLC	Revolver	09/08/2027	449,091	(7,859)	—	—

Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/30/2022	—	—	2,779,542	(55,591)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/30/2022	2,887,488	—	—	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/31/2023	—	—	3,887,472	(77,749)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	4,975,778	—	—	—
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	—	777,494	(15,550)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(13,606)	680,292	(13,606)
BSI2 Hold Nettle, LLC	Revolver	06/30/2028	588,923	(7,362)	—	—
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	1,986,913	(39,738)	1,986,913	(19,869)
BV EMS Buyer, Inc.	Delayed Draw Term Loan	03/21/2024	3,529,811	(105,894)	—	—
Captain D’s, Inc.	Revolver	12/15/2023	—	—	195,053	—
Caregiver 2, Inc.	Delayed Draw Term Loan	03/10/2023	—	—	270,904	(4,741)
Cerifi, LLC	Revolver	04/01/2027	844,800	(12,672)	—	—
Certify, Inc	Delayed Draw Term Loan	01/21/2024	239,814	(1,199)	—	—
Certify, Inc	Revolver	02/28/2024	119,907	(600)	—	—
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2023	1,320,427	(29,710)	—	—
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2026	—	—	2,308,549	(34,628)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	05/10/2024	1,656,288	(37,266)	—	—
Coding Solutions Acquisition, Inc	Revolver	05/11/2028	676,056	(21,972)	—	—
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	12/31/2022	—	—	2,443,965	(18,330)
Coding Solutions Acquisition, Inc.	Revolver	12/31/2025	—	—	46,552	(349)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	109,272	(3,005)	1,854,175	—
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	03/29/2024	2,912,094	(80,083)	—	—
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	863,813	(23,755)	388,716	(2,915)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2024	834,415	(12,516)	—	—
Community Brands Parentco, LLC	Revolver	02/24/2028	417,208	(10,430)	—	—
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	1,870,703	—	3,799,263	—
Coretelligent Intermediate LLC	Revolver	10/21/2027	1,266,421	—	1,266,421	(18,996)
Cybergrants Holdings, LLC	Delayed Draw Term Loan	09/08/2023	—	—	1,151,751	(11,518)
Cybergrants Holdings, LLC	Revolver	09/08/2027	—	—	1,151,751	(11,518)
Datacor, Inc.	Delayed Draw Term Loan	03/31/2024	2,545,283	(6,363)	2,545,283	—
Datacor, Inc.	Revolver	12/29/2025	643,849	(1,610)	643,849	(3,219)
Degreed, Inc.	Delayed Draw Term Loan	03/24/2023	—	—	1,391,394	(3,478)
Degreed, Inc.	Delayed Draw Term Loan	08/18/2023	1,391,394	(20,871)	—	—
Degreed, Inc.	Delayed Draw Term Loan	08/18/2024	1,321,674	(13,217)	—	—
Degreed, Inc.	Revolver	05/31/2025	—	—	417,813	(3,134)
Degreed, Inc.	Revolver	05/29/2026	417,813	(8,356)	—	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2022	—	—	1,053,759	(121,182)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2023	210,752	(61,645)	—	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2023	843,008	(246,580)	—	—
Dillon Logistics, Inc.	Revolver	12/11/2023	—	—	30,562	(23,089)
Dispatch Track, LLC	Revolver	12/17/2026	301,930	(2,264)	301,930	(755)
EET Buyer, Inc.	Revolver	11/08/2027	690,794	(12,089)	690,794	(13,816)

Engage2Excel, Inc.	Revolver	03/07/2023	70,581	(1,059)	9,423	(94)
EnterpriseDB Corporation	Revolver	06/22/2026	—	—	1,012,902	(2,532)
EvolveIP, LLC	Revolver	06/07/2025	—	—	510,182	(2,551)
EvolveIP, LLC	Revolver	06/09/2025	418,538	(10,463)	—	—
Exterro, Inc.	Revolver	05/31/2024	—	—	247,500	—
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	—	—	1,328,991	—
Faithlife, LLC	Delayed Draw Term Loan	01/18/2023	1,328,991	—	—	—
Faithlife, LLC	Revolver	09/18/2025	279,053	—	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2022	—	—	1,609,623	(64,385)
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	1,609,623	—	1,609,623	(64,385)
Fatbeam, LLC	Revolver	02/22/2026	—	—	386,309	(15,452)
Firstdigital Communications LLC	Revolver	12/17/2026	1,174,177	(35,225)	1,586,726	(31,735)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	10/29/2023	—	—	915,937	(6,870)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	04/14/2024	1,805,414	(22,568)	—	—
Foundation Risk Partners, Corp.	Revolver	10/29/2027	983,106	(17,204)	1,038,062	(12,976)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	412,270	(1,031)	412,270	—
Fusion Holding Corp	Revolver	09/14/2027	1,379,193	(31,032)	—	—
Fusion Risk Management Inc	Revolver	08/30/2028	852,848	(19,189)	—	—
Fuze, Inc.	Revolver	09/20/2024	—	—	1,111,471	29,436
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2023	212,948	(3,194)	—	—
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	—	—	567,862	(5,679)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(6,760)	270,410	(5,408)
GHA Buyer, Inc.	Revolver	06/24/2025	79,256	(3,567)	634,051	—
Global Radar Holdings, LLC	Revolver	12/31/2025	116,379	—	116,379	—
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2022	—	—	1,841,860	(64,465)
Greenhouse Software, Inc.	Revolver	03/01/2027	—	—	1,232,251	(6,161)
Greenhouse Software, Inc.	Revolver	09/01/2028	1,232,251	(30,806)	—	—
Greenhouse Software, Inc.	Revolver	09/01/2028	604,499	(15,112)	—	—
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	05/30/2025	6,702,083	(33,510)	—	—
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	09/16/2024	1,586,009	(27,755)	—	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	11/02/2023	576,721	(14,418)	1,344,054	—
GS AcquisitionCo, Inc.	Revolver	05/22/2026	137,009	(4,453)	239,766	(1,199)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/22/2023	2,875,919	(14,380)	—	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/23/2023	—	—	2,935,369	(16,438)
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/15/2023	—	—	1,659,616	(16,596)
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/16/2023	889,740	(8,897)	—	—
Honor HN Buyer, Inc	Delayed Draw Term Loan	08/26/2024	2,437,025	(12,185)	—	—
Honor HN Buyer, Inc	Revolver	10/15/2027	304,093	(4,561)	304,093	(6,082)
Iodine Software, LLC	Revolver	05/19/2027	1,227,453	(12,275)	1,227,453	—
Kaseya Inc.	Delayed Draw Term Loan	06/24/2024	636,776	(7,960)	—	—
Kaseya Inc.	Revolver	06/25/2029	636,776	(12,736)	—	—
Kaseya, Inc.	Delayed Draw Term Loan	09/08/2023	—	—	345,912	—
Kaseya, Inc.	Revolver	05/02/2025	—	—	375,990	—
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	202,345	(22,258)	757,349	(24,614)
Krispy Krunchy Foods, L.L.C	Revolver	11/17/2027	—	—	974,884	(19,498)
Mathnasium LLC	Revolver	11/15/2027	565,781	(9,901)	565,781	(11,315)
Mavenlink, Inc.	Revolver	06/03/2027	1,789,816	(22,373)	1,789,816	(35,796)

MBS Holdings, Inc.	Revolver	04/16/2027	974,169	(26,790)	974,169	(4,871)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(24,084)	917,485	—
Medical Management Resource Group, LLC	Delayed Draw Term Loan	09/30/2023	—	—	1,582,075	(11,866)
Medical Management Resource Group, LLC	Revolver	09/30/2026	316,415	(8,701)	316,415	(5,537)
MedMark Services, Inc.	Delayed Draw Term Loan	06/11/2023	—	—	4,853,121	(48,531)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	10/23/2023	7,144,203	(17,861)	—	—
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(5,103)	—	—
Metametrics, Inc.	Revolver	09/10/2025	651,183	(6,512)	390,710	—
Millin Purchaser LLC	Delayed Draw Term Loan	02/22/2022	—	—	1,632,961	(12,247)
Millin Purchaser LLC	Delayed Draw Term Loan	10/22/2023	—	—	7,144,203	(53,582)
Millin Purchaser LLC	Revolver	10/22/2026	—	—	680,400	(10,206)
MMP Intermediate, LLC	Revolver	02/15/2027	552,880	(13,822)	—	—
Moon Buyer, Inc.	Delayed Draw Term Loan	10/21/2022	4,538,792	—	4,538,792	—
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	—	1,163,793	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	2,828,188	(77,775)	3,199,307	—
MSM Acquisitions, Inc.	Revolver	12/09/2026	762,591	(24,784)	1,111,729	(5,559)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	01/24/2024	592,150	(13,323)	—	—
MSP Global Holdings, Inc.	Revolver	01/25/2027	604,235	(13,595)	—	—
Mykaarma Acquisition LLC	Revolver	03/21/2028	593,215	(8,898)	—	—
Navigate360, LLC	Delayed Draw Term Loan	03/17/2024	1,812,705	(4,532)	—	—
Navigate360, LLC	Revolver	03/17/2027	604,235	(7,553)	—	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	03/23/2022	—	—	1,103,804	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	06/10/2024	4,133,315	(20,667)	—	—
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	—	—	166,551	—
Netwrix Corporation And Concept Searching Inc.	Revolver	06/11/2029	774,755	(5,811)	—	—
NI Topco, Inc	Revolver	12/28/2026	—	—	549,052	(12,354)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	—	458,721	(2,294)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(1,542)	616,682	—
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	—	—	698,833	(6,988)
PerimeterX, Inc.	Delayed Draw Term Loan	07/01/2023	—	—	1,075,406	(10,754)
PerimeterX, Inc.	Revolver	11/22/2024	—	—	279,533	(2,795)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/15/2023	289,834	(4,348)	—	—
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	1,262,816	(37,885)	1,536,273	(38,407)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	384,068	(4,801)	537,696	(6,721)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	—	—	234,363	—
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	109,858	—	292,954	—
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	07/15/2024	2,720,672	(47,612)	—	—
Ranger Buyer, Inc.	Revolver	11/18/2027	1,079,309	(13,491)	959,386	(19,188)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	12/18/2022	2,484,335	(18,633)	2,484,335	(6,211)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(7,359)	588,705	(1,472)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/01/2027	670,865	(15,094)	789,253	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	05/31/2024	5,698,289	(56,982)	—	—
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	09/16/2024	3,551,249	(53,269)	—	—

Sako and Partners Lower Holdings LLC	Revolver	09/15/2028	905,569	(27,167)	—	—
Salisbury House, LLC	Revolver	08/29/2025	269,006	(6,053)	—	—
Salisbury House, LLC	Revolver	08/30/2025	—	—	448,343	(6,725)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	06/28/2024	1,177,845	(14,723)	—	—
Sandstone Care Holdings, LLC	Revolver	06/28/2028	706,707	(15,901)	—	—
Saturn Borrower Inc	Delayed Draw Term Loan	12/15/2023	—	—	3,960,391	(79,208)
Saturn Borrower Inc	Revolver	12/15/2027	—	—	745,874	(14,918)
Sauce Labs Inc	Delayed Draw Term Loan	02/09/2024	2,367,500	(23,675)	—	—
Sauce Labs, Inc.	Delayed Draw Term Loan	02/12/2023	—	—	1,922,732	(24,034)
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(25,636)	1,281,821	(19,227)
SCA Buyer, LLC	Revolver	01/20/2026	257,540	(9,014)	386,309	(966)
ScyllaDB, Inc.	Delayed Draw Term Loan	03/08/2024	660,837	(10,038)	—	—
ScyllaDB, Inc.	Revolver	09/08/2027	264,335	(5,337)	—	—
SecureLink, Inc.	Revolver	10/01/2025	—	—	439,523	—
Securonix, Inc.	Revolver	04/05/2028	1,538,337	(34,613)	—	—
Single Digits, Inc.	Revolver	12/21/2023	416,149	(39,534)	416,149	(4,161)
Sirsi Corporation	Revolver	03/15/2024	553,741	(2,769)	553,741	(1,384)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(32,064)	1,165,951	—
Smartlinx Solutions, LLC	Revolver	03/04/2026	519,484	(7,792)	519,484	(2,597)
Smile Brands, Inc.	Revolver	10/12/2025	—	—	240,909	(2,409)
Smile Brands, Inc.	Revolver	10/13/2025	254,808	(6,370)	—	—
Soladoc, LLC	Delayed Draw Term Loan	06/10/2024	2,355,690	(35,335)	—	—
Soladoc, LLC	Revolver	06/12/2028	588,923	(14,723)	—	—
Spark DSO LLC	Delayed Draw Term Loan	02/09/2023	1,842,933	(78,325)	—	—
Spark DSO LLC	Revolver	04/20/2026	1,105,760	(46,995)	—	—
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2023	3,630,358	(63,531)	—	—
Stratus Networks, Inc.	Revolver	12/15/2027	13,201	(363)	—	—
Streamsets, Inc.	Revolver	11/25/2024	—	—	350,524	(12,268)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	(2,327)	310,244	—
Sundance Group Holdings, Inc	Delayed Draw Term Loan	07/02/2023	3,547,253	(26,604)	3,547,253	(26,604)
Sundance Group Holdings, Inc	Revolver	07/02/2027	449,319	(7,863)	993,231	(14,898)
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(11,829)	225,317	(1,690)
Syntax Systems Ltd	Delayed Draw Term Loan	10/29/2023	—	—	2,434,137	(24,341)
Syntax Systems Ltd	Delayed Draw Term Loan	10/30/2023	2,434,137	(60,853)	—	—
Syntax Systems Ltd	Revolver	10/29/2026	324,552	(8,114)	547,843	(5,479)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	08/13/2022	—	—	2,962,646	—
TA/WEG Holdings, LLC	Revolver	10/04/2027	—	—	233,655	—
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/25/2023	1,056,104	(73,927)	1,056,104	(10,561)
TBG Food Acquisition Corp	Revolver	12/25/2027	264,026	(18,482)	264,026	(2,640)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(6,542)	290,770	(2,181)
Telesoft Holdings, LLC	Revolver	12/16/2025	596,866	(2,984)	596,866	(2,984)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	10/01/2023	835,378	(18,796)	1,441,028	(3,603)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	03/31/2024	1,709,776	(29,921)	—	—
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	138,106	(3,798)	379,793	(1,899)
Thrive Buyer, Inc.	Delayed Draw Term Loan	06/30/2023	—	—	3,625,292	(9,063)
Thrive Buyer, Inc.	Delayed Draw Term Loan	03/01/2024	357,454	(2,681)	—	—
Thrive Buyer, Inc.	Revolver	01/22/2027	961,759	(7,213)	1,109,722	(2,774)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	4,800,806	(60,010)	3,383,145	(33,831)

TRGRP, Inc.	Revolver	11/01/2023	333,333	—	333,333	—
Ungerboeck Systems International, LLC	Delayed Draw Term Loan	08/02/2023	477,340	(1,193)	—	—
Ungerboeck Systems International, LLC	Revolver	04/30/2027	229,387	(2,867)	161,196	—
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	—	—	1,093,174	—
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/09/2023	279,947	—	—	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	1,163,793	(26,185)	2,327,586	(58,190)
Vectra AI, Inc.	Revolver	03/18/2026	232,759	(5,237)	232,759	(5,819)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	05/24/2024	6,195,183	(15,488)	—	—
Vehlo Purchaser, LLC	Revolver	05/24/2028	1,239,037	(12,390)	—	—
Velocity Purchaser Corporation	Revolver	12/01/2022	—	—	193,237	—
Velocity Purchaser Corporation	Revolver	12/01/2023	193,237	—	—	—
Veracross LLC	Delayed Draw Term Loan	12/28/2023	1,668,830	(12,516)	1,668,830	(16,688)
Veracross LLC	Revolver	12/28/2027	1,112,554	(19,470)	1,112,554	(22,251)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	05/02/2024	1,254,684	—	—	—
Wealth Enhancement Group, LLC	Revolver	10/04/2027	457,366	(1,143)	—	—
West Dermatology	Delayed Draw Term Loan	06/17/2024	3,731,767	(317,200)	—	—
West Dermatology	Revolver	03/17/2028	1,243,922	(118,173)	—	—

Total			$210,052,521	$(3,434,131)	$164,163,963	$(1,707,905)

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
On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed
basis upon the issuance of a capital draw-down notice. At September 30, 2022 the Fund had total Capital Commitments of $557,540,164, of which 17% is unfunded. At December 31, 2021, the Fund had total Capital Commitments of $471,572,464, of which 25% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.
Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

5
0

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2022 and September 30, 2021:

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
Quarter Ended	Shares	Amount	Shares	Amount
March 31	3,095,246	$30,684,000	4,001,981	$37,708,999
June 30	5,759,395	$56,263,228	1,637,964	$15,687,764
September 30	1,926,590	$18,306,259	1,632,591	$15,930,053

Total capital drawdowns	10,781,231	$105,253,487	7,272,536	$69,326,816

Distributions
The following tables reflect the distributions declared on Shares during the nine months ended September 30, 2022 and September 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2022	3/29/2022	4/28/2022	$0.25	$9,709,845
6/28/2022	6/28/2022	7/27/2022	$0.15	$6,590,492
9/28/2022	9/28/2022	10/24/2022	$0.20	$8,539,011

				$24,839,348

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2021	3/29/2021	4/28/2021	$0.16	$4,358,022
6/28/2021	6/28/2021	7/22/2021	$0.16	$4,555,484
9/28//2021	9/28/2021	10/26/2021	$0.17	$4,942,950

				$13,856,456

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
The following tables summarize Shares distributed pursuant to the DRIP during the nine months ended September 30, 2022 and September 30, 2021 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount

3/29/2022	3/29/2022	3/31/2022	526,163	$5,101,704
6/28/2022	6/28/2022	6/30/2022	360,978	$3,500,728
9/28/2022	9/28/2022	9/30/2022	482,995	$4,589,372

			1,370,136	$13,191,804

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2021	3/29/2021	3/31/2021	229,904	$2,167,568
6/28/2021	6/28/2021	6/30/2021	241,688	$2,332,651
9/28/2021	9/28/2021	9/30/2021	265,157	$2,587,811

			736,749	$7,088,030

General Tender Program
Beginning with the quarter ended March 31, 2021, the Fund began to conduct quarterly general tender offers (each, a “General Tender,” and collectively, the “General Tender Program”), at the Board’s discretion, in accordance with the requirements of

5
1

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
On August 26, 2022, the Fund commenced a General Tender (the “Q3 2022 Tender Offer”) for up to 1,047,133.15 Shares (the “Q3 2022 Tender Offer Cap”) tendered prior to September 30, 2022. Stockholders who tendered Shares in the Q3 2022 Tender Offer received, at the expiration of the Q3 2022 Tender Offer, a non-interest
bearing,
non-transferable
promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the Purchase Price. The Purchase Price for the Q3 2022 Tender Offer was $9.50 per Share and the Q3 2022 Tender Offer expired on September 30, 2022.
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
The following table summarizes Shares purchased during the nine months ended September 30, 2022:

Quarter Ended	Payment Date	Shares	Dollar Amount
March 31	May 10, 2022	420,864	$4,081,370
June 30	August 10, 2022	617,738	$5,990,765
September 30	November 10, 2022	374,177	$3,555,388

		1,412,779	$13,627,523

The following table summarizes Shares purchased during the nine months ended September 30, 2021:

Quarter Ended	Payment Date	Shares	Dollar Amount
March 31	May 6, 2021	1,173,288	$11,061,881
June 30	August 9, 2021	1,162,555	$11,220,395
September 30	November 9, 2021	887,497	$8,661,434

		3,223,340	$30,943,710

5
2

8. Earnings Per Share
The following information sets forth the computation of basic and diluted earnings per Share for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets from operations	$(91,978)	$7,911,569	$11,603,980	$24,755,158
Weighted average common shares outstanding	44,069,253	28,094,084	40,828,002	27,308,710
Earnings per common share-basic and diluted	$(0.00)	$0.28	$0.28	$0.91
9. Financial Highlights
Below is the schedule of financial highlights of the Fund for the nine months ended September 30, 2022 and September 30, 2021:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Per Share Data: (1)(2)
Net asset value, beginning of period	$9.80	$9.35
Net investment income (loss)	0.60	0.51
Net realized and unrealized gains (losses) on investments	(0.30)	0.39

Net increase (decrease) in net assets resulting from operations	0.30	0.90

Distributions to stockholders (3)	(0.60)	(0.49)

Net asset value, end of period	$9.50	$9.76
Shares outstanding, end of period	46,082,537	28,561,167
Total return at net asset value before incentive fees (4)(5)	3.87%	10.56%
Total return at net asset value after incentive fees (4)(5)	3.14%	9.72%

Ratio/Supplemental Data:
Net assets, end of period	$437,842,319	$278,729,470
Ratio of total expenses to weighted average net assets (6)	12.94%	11.93%
Ratio of net expenses to weighted average net assets (6)(7)	12.73%	11.37%
Ratio of net investment income (loss) before waivers to weighted average net assets (6)	8.44%	7.26%
Ratio of net investment income (loss) after waivers to weighted average net assets (6)(7)	8.65%	7.83%
Ratio of interest and credit facility expenses to weighted average net assets (6)	7.10%	5.04%
Ratio of incentive fees to weighted average net assets (5)	0.72%	0.89%
Portfolio turnover rate (5)	15.43%	18.56%
Asset coverage ratio (8)	164%	158%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)
For the nine months ended September 30, 2022 and September 30, 2021, the Adviser voluntarily waived collateral management fees. Additionally, the Adviser received reimbursement payments from the Fund as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the voluntary waived expenses of 0.20% and 1.15% for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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
On October 21, 2022, the Fund called capital of $35,279,903 from its investors due November 1, 2022.

5
3

On November 10, 2022, the Fund entered into an amendment to the 2021 HSBC Credit Agreement (the “Second Amendment to the 2021 HSBC Credit Agreement”) concerning the 2021 HSBC Credit Facility. The Second Amendment to the 2021 HSBC Credit Agreement temporarily increased the HSBC Credit Facility’s maximum commitment from $135,000,000 to $200,000,000 until March 31, 2023 (the “Temporary Increase Maturity Date”). The Second Amendment to the 2021 HSBC Credit Agreement also temporarily increased the Fund’s sublimit commitment from $33,000,000 to $50,000,000 until the Temporary Increase Maturity Date.

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

•	pandemics or other serious public health events, such as the global outbreak of a strain of the coronavirus, commonly known as “COVID-19”;

•	a contraction of available credit and/or an inability to access the equity markets could impair the Fund’s lending and investment activities;

•	interest rate volatility could adversely affect the Fund’s results, particularly if the Fund elects to use leverage as part of its investment strategy;

•	the Fund’s future operating results;

•	the Fund’s business prospects and the prospects of the Fund’s portfolio companies;

•	the Fund’s contractual arrangements and relationships with third parties;

•	the ability of the Fund’s portfolio companies to achieve their objectives;

•	competition with other entities and the Fund’s affiliates for investment opportunities;

•	the speculative and illiquid nature of the Fund’s investments;

•	the use of borrowed money to finance a portion of the Fund’s investments;

•	the adequacy of the Fund’s financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of the Fund’s portfolio companies;

•	the ability of the Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

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

Effects of COVID-19 on the Fund’s Results of Operations

The outbreak of COVID-19 and its variants has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity and debt markets. In response to the COVID-19 pandemic, many countries, including the U.S., reacted by instituting quarantines and ordering the closure of offices, businesses, schools, retail stores and other public venues, which has interrupted or slowed supply chains worldwide among other consequences. As of the date of this Quarterly Report, businesses largely have reopened aided by the continued administration of vaccines, the loosening of government restrictions, and individuals’ increasing comfort with living with the risk of the illness. The ultimate extent of the impact of the COVID-19 outbreak on the global economy and the financial performance of the Fund’s current and future investments will continue to depend on future developments, including the duration and spread of the virus, any related advisories and restrictions, and secondary impacts of the business disruptions, all of which are highly uncertain and cannot be predicted. Adverse impacts on the Fund’s investments may have a material adverse impact on the Fund’s future net investment income, the fair value of the Fund’s portfolio investments, the Fund’s financial condition and results of operations and the financial condition of the Fund’s portfolio companies.

As of September 30, 2022, the Fund was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Fund was not in default of any of the covenants under the Revolving Credit Facilities as of September 30, 2022. However, any increase in unrealized depreciation of the Fund’s investment portfolio or further significant reductions in the Fund’s net asset value as a result of the effects of the COVID-19 pandemic or otherwise may increase the risk of breaching the relevant covenants and requirements.

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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
Investments in Portfolio Companies	$(78,016,704	)(1)	$(89,042,124	)(2)	$(275,887,703	)(3)	$(233,851,475	)(4)
Draw Downs against Revolvers and Delayed Draw Term Loans	(23,000,920)		(13,777,724)		(60,237,851)		(54,385,918)
Principal Repayments	49,236,275	(5)	35,971,943	(6)	140,474,269	(7)	80,933,895	(8)
Sales	3,044,969		11,873,610		10,394,851		35,267,460

Net Repayments (Investments)	$(48,736,380)		$(54,974,295)		$(185,256,434)		$(172,036,038)

(1)	Includes investments in 12 portfolio companies.

(2)	Includes investments in 24 portfolio companies.
(3)	Includes investments in 54 portfolio companies.
(4)	Includes investments in 52 portfolio companies.
(5)	Includes $3,016,147 in revolver and delayed draw term payments.
(6)	Includes $3,010,887 in revolver and delayed draw term payments.
(7)	Includes $8,965,586 in revolver and delayed draw term payments.
(8)	Includes $6,925,843 in revolver and delayed draw term payments.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2022:

	As of September 30, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,046,863,972	93.91%	$1,031,007,629	93.16%	9.13%
Second Lien Junior Secured Debt	10,770,801	0.97	10,711,184	0.97	10.48%
Preferred Stock	10,265,943	0.92	15,656,559	1.41	—
Common Stock	7,038,626	0.63	7,444,135	0.67	—
Warrants	367,657	0.03	1,226,225	0.11	—
Investment Companies	4,037,030	0.36	5,290,733	0.48	—
Cash and cash equivalents	35,440,107	3.18	35,440,107	3.20	—

Total	$1,114,784,136	100%	$1,106,776,572	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$858,569,789	91.30%	$859,412,243	90.75%	6.87%
Second Lien Junior Secured Debt	10,534,601	1.12	10,677,299	1.13	9.04%
Preferred Stock	9,276,858	0.99	12,563,914	1.33	—
Common Stock	5,375,243	0.57	5,915,934	0.62	—
Warrants	347,740	0.04	1,123,878	0.12	—
Investment Companies	1,776,293	0.19	2,887,725	0.30	—
Cash and cash equivalents	54,489,043	5.80	54,489,043	5.75	—

Total	$940,369,567	100%	$947,070,036	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Number of portfolio companies	180	151
Percentage of debt bearing a floating rate(1)	100.00%	100.00%
Percentage of debt bearing a fixed rate(1)	0.00%	0.00%

(1)	Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of September 30, 2022:

	As of September 30, 2022
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,047,158,445	99.01%	$1,038,714,793	99.71%
Non-accrual	10,476,328	0.99%	3,004,020	0.29%

Total	$1,057,634,773	100%	$1,041,718,813	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$864,817,447	99.52%	$868,964,978	99.87%
Non-accrual	4,286,943	0.48%	1,124,564	0.13%

Total	$869,104,390	100%	$870,089,542	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of September 30, 2022, the Fund had seven investments, across three issuers, that were on non-accrual status. As of December 31, 2021, the Fund had three investments, with one issuer, that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of September 30, 2022 and December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of September 30, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$84,793,199	7.86%	$84,715,203	7.91%
Consumer Discretionary	9,181,089	0.85	9,208,592	0.86
Consumer Non-Cyclical	52,343,957	4.85	50,594,335	4.72
Digital Infrastructure & Services	180,577,192	16.73	180,020,264	16.80
Energy	11,921,182	1.10	15,982,221	1.49
Financials	41,445,327	3.84	41,251,647	3.85
Healthcare & HCIT	246,838,008	22.87	235,872,877	22.02
Investment Companies	4,037,030	0.37	5,290,733	0.49
Software & Tech Services	444,759,773	41.21	447,621,943	41.79
Transport & Logistics	3,447,272	0.32	778,650	0.07

	$1,079,344,029	100%	$1,071,336,465	100%

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$62,680,825	7.08%	$63,308,037	7.09%
Consumer Discretionary	8,853,961	1.00	8,896,144	1.00
Consumer Non-Cyclical	49,345,952	5.57	49,025,905	5.49
Digital Infrastructure & Services	144,135,884	16.27	147,187,636	16.49
Energy	9,634,235	1.09	10,335,624	1.16
Financial Services	28,629,622	3.23	28,663,648	3.21
Healthcare & HCIT	204,484,590	23.08	202,451,176	22.68
Investment Companies	1,776,293	0.20	2,887,725	0.32
Software & Tech Services	372,052,219	42.00	378,700,534	42.43
Transport & Logistics	4,286,943	0.48	1,124,564	0.13

	$885,880,524	100%	$892,580,993	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Total investment income	$24,001,656	$13,575,797	$63,625,663	$36,834,985
Total expenses	14,582,793	9,003,814	38,631,800	23,824,600

Reimbursement payments to Adviser	—	538,189	259,263	1,280,302
Waived collateral management fees	—	(464,717)	(588,476)	(1,378,975)
Waived management fees	—	(448,807)	(283,566)	(830,042)

Net investment income before taxes	9,418,863	4,947,318	25,606,642	13,939,100
Income tax expense, including excise tax	382,072	300	949,155	78,497

Net investment income after tax	9,036,791	4,947,018	24,657,487	13,860,603
Net realized and change in unrealized appreciation (depreciation) on investments	(9,128,383)	2,964,819	(13,048,566)	10,894,835

Net increase (decrease) in net assets resulting from operations	(91,592)	7,911,837	11,608,921	24,755,438
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	386	268	4,941	280

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$(91,978)	$7,911,569	$11,603,980	$24,755,158

Investment Income

During the three months ended September 30, 2022, the Fund’s investment income was comprised of $23,639,905 of interest income, which includes $1,704,915 of the net amortization of premium and accretion of discounts, $332,901 of payment-in-kind interest, and $28,850 of dividend income. During the three months ended September 30, 2021, the Fund’s investment income was comprised of $13,138,603 of interest income, which includes $915,074 of the net amortization of premium and accretion of discounts,

$374,624 of payment-in-kind interest, and $62,570 of dividend income. The increase in net investment income during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, can primarily be attributed to an increase in gross assets.

During the nine months ended September 30, 2022, the Fund’s investment income was comprised of $62,038,473 of interest income, which includes $5,014,878 of the net amortization of premium and accretion of discounts, $1,532,726 of payment-in-kind interest, and $54,464 of dividend income. During the nine months ended September 30, 2021, the Fund’s investment income was comprised of $35,692,183 of interest income, which includes $2,595,561 of the net amortization of premium and accretion of discounts, $1,080,232 of payment-in-kind interest, and $62,570 of dividend income. The increase in net investment income during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, can primarily be attributed to an increase in gross assets.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Interest and borrowing expenses	$8,935,088	$3,798,015	$21,122,091	$9,665,271
Management fees	3,644,259	2,633,349	10,438,278	7,068,507
Income-based incentive fee	1,275,176	876,623	4,158,321	2,273,106
Professional fees	392,050	484,133	1,208,708	1,547,856
Administration and custodian fees	239,624	185,508	707,964	526,395
Collateral management fees	—	464,717	588,476	1,378,975
Insurance expenses	180,760	140,901	489,508	476,757
Directors’ fees	50,000	50,000	150,000	150,000
Transfer agent fees	32,503	20,455	88,020	56,190
Capital gains incentive fee	(499,007)	—	(1,283,044)	—
Other expenses	332,340	350,113	963,478	681,543

Total expenses	14,582,793	9,003,814	38,631,800	23,824,600
Reimbursement payments to Adviser	—	538,189	259,263	1,280,302
Waived collateral management fees	—	(464,717)	(588,476)	(1,378,975)
Waived management fees	—	(448,807)	(283,566)	(830,042)
Income tax expense, including excise tax	382,072	300	949,155	78,497

Net expenses	$14,964,865	$8,628,779	$38,968,176	$22,974,382

Interest and Borrowing Expenses

Interest and borrowing expenses includes interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction. As of September 30, 2022, there were outstanding balances of $15,000,000, $165,400,000 and $252,600,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility and the Natixis Credit Facility, respectively, and an outstanding balance of $4,135,264 in Secured Borrowings.

As of December 31, 2021, there were outstanding balances of $40,000,000, $147,300,000, and $193,300,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility, and the Natixis Credit Facility, respectively, and an outstanding balance of $10,228,115 in Secured Borrowings.

The outstanding amount on the Notes is $244,934,819 net of unamortized discount and debt issuance costs as of September 30, 2022. The outstanding amount on the Notes was $212,454,604, net of unamortized discount and debt issuance costs as of December 31, 2021.

Interest and borrowing expenses for the three months ended September 30, 2022 and September 30, 2021 were $8,935,088 and $3,798,015, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 4.65% and 2.49% for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase in interest and borrowing expenses during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 can primarily be attributed to an increase in debt outstanding and interest rates.

Interest and borrowing expenses for the nine months ended September 30, 2022 and September 30, 2021, were $21,122,091 and $9,665,271, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 3.60% and 2.50% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in interest and borrowing expenses during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 can primarily be attributed to an increase in debt outstanding and interest rates.

Management Fee

The gross management fee expenses for the three months ended September 30, 2022 and September 30, 2021 were $3,644,259 and $2,633,349, respectively. The increase in the management fee for the three months ended September 30, 2022, was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the three months ended September 30, 2022 and September 30, 2021, the Adviser waived management fees of $0 and $448,807, respectively.

The gross management fee expenses for the nine months ended September 30, 2022 and September 30, 2021 were $10,438,278 and $7,068,507, respectively. The increase in the management fee for the nine months ended September 30, 2022, was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the nine months ended September 30, 2022 and September 30, 2021, the Adviser waived management fees of $283,566 and $830,042, respectively.

Fund Expenses

For the three months ended September 30, 2022, the Fund incurred $14,582,793 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, transfer agent fees, and other expenses. The Fund incurred $382,072 of tax expense.

For the three months ended September 30, 2021, the Fund incurred $9,003,814 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. Additionally, $538,189 was reimbursed by the Fund to the Adviser and its affiliates. Further, $448,807 of management fees and $464,717 of collateral management fees were waived by the Adviser. The Fund incurred $300 of tax expense.

For the nine months ended September 30, 2022, the Fund incurred $38,631,800 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, collateral management fees, transfer agent fees, and other expenses. Additionally, $259,263 was reimbursed by the Fund to the Adviser and its affiliates. Further, $283,566 of management fees and $588,476 of collateral management fees were waived by the Adviser. The Fund incurred $949,155 of tax expense.

For the nine months ended September 30, 2021, the Fund incurred $23,824,600 of expenses in relation to professional fees, directors’ fees, collateral management fees, management fees, incentive fees, insurance expenses, interest and borrowing expenses, transfer agent fees, other fees, and administration and custodian fees. Additionally, $1,280,302 was reimbursed by the Fund to the Adviser and its affiliates. Further, $830,042 of management fees and $1,378,975 of collateral management fees were waived by the Adviser. The fund incurred $78,497 of tax expense.

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2022, the Fund had principal repayments and sales which resulted in $842,514 of net realized gain. During the nine months ended September 30, 2022, the Fund had principal repayments and sales which resulted in $1,659,467 of net realized gain.

During the three months ended September 30, 2021, the Fund had principal repayments and sales which resulted in $515,755 of net realized loss. During the nine months ended September 30, 2021, the Fund had principal repayments and sales which resulted in $901,820 of net realized loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2022, the Fund had $9,970,897 in net change in unrealized depreciation on $1,079,344,029 of investments in 180 portfolio companies. Net change in unrealized depreciation for the three months ended September 30, 2022, resulted from a broad portfolio decline due to a decline in loan market secondary prices, widening primary issue credit spreads, and the underperformance of certain portfolio company investments. This unrealized depreciation was partially offset by unrealized appreciation on certain debt and equity positions due to company performance or expectation of near-term repayment at par.

During the three months ended September 30, 2021, the Fund had $3,480,574 in net change in unrealized appreciation on $714,038,471 of investments in 127 portfolio companies. Unrealized appreciation for the three months ended September 30, 2021, resulted from an increase in fair value, primarily driven by improving market conditions.

During the nine months ended September 30, 2022, the Fund had $14,708,033 in net change in unrealized depreciation on $1,079,344,029 of investments in 180 portfolio companies. Net change in unrealized depreciation for the nine months ended September 30, 2022, resulted from a broad portfolio decline due to a decline in loan market secondary prices, widening primary issue credit spreads, and the underperformance of certain portfolio company investments. This unrealized depreciation was partially offset by unrealized appreciation on certain debt and equity positions due to company performance or expectation of near-term repayment at par.

During the nine months ended September 30, 2021, the Fund had $11,796,655 in net change in unrealized appreciation on $714,038,471 of investments in 127 portfolio companies. Unrealized appreciation for the nine months ended September 30, 2021, resulted from an increase in fair value, primarily driven by improving market conditions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $(91,592) and $7,911,837, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2022 and 2021, the Fund’s per share net increase (decrease) in net assets resulting from operations was $(0.00) and $0.28, respectively.

For the nine months ended September 30, 2022 and 2021, the net increase in net assets resulting from operations was $11,608,921 and $24,755,438, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2022 and 2021, the Fund’s per share net increase in net assets resulting from operations was $0.28 and $0.91, respectively.

Cash Flows

For the nine months ended September 30, 2022, cash decreased by $19,048,936. During the same period, the Fund used $178,383,717 in operating activities, primarily as a result of net purchases of investments. During the nine months ended September 30, 2022, the Fund generated $159,334,781 from financing activities, primarily from issuance of common stock and net borrowings on the Revolving Credit Facilities and refinance of the CLO Notes.

For the nine months ended September 30, 2021, cash increased by $26,084,338. During the same period, the Fund used $161,175,982 in operating activities, primarily as a result of net purchases of investments. During the nine months ended September 30, 2021, the Fund generated $187,260,320 from financing activities, primarily from issuance of common stock and net borrowings on the Revolving Credit Facilities.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the nine months ended September 30, 2022 and September 30, 2021, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At September 30, 2022 and December 31, 2021, the Fund had $35,440,107 and $48,494,960 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of September 30, 2022, taken together with the Fund’s uncalled Capital Commitments of $97,540,201 and $18,000,000 undrawn amount on the 2021 HSBC Credit Facility, $34,600,000 undrawn amount on the Synovus Credit Facility and $47,400,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of September 30, 2022, the Fund has unfunded commitments to fund future investments in the amount of $210,052,521, and contractual obligations in the form of Revolving Credit Facilities of $433,000,000 and Notes of $244,934,819.

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Effects of COVID-19 on the Fund’s Results of Operations” above.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of September 30, 2022, the Fund received Capital Commitments of $557,540,164. Inception to September 30, 2022, the Fund received Capital Contributions to the Fund of $459,999,963. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

On February 25, 2022, the Fund commenced the Q1 2022 Tender Offer for up to 795,163.70 Shares. The Purchase Price for the Q1 2022 Tender Offer was $9.70 per Share and the Q1 2022 Tender Offer expired on March 31, 2022. On May 27, 2022, the Fund commenced the Q2 2022 Tender Offer for up to 911,141.27 Shares. The Purchase Price for the Q2 2022 Tender Offer was $9.70 per Share and the Q2 2022 Tender Offer expired on June 30, 2022. On August 26, 2022, the Fund commenced the Q3 2022 Tender Offer for up to 1,047,133.15 Shares. The Purchase Price for the Q3 2022 Tender Offer was $9.50 per Share and the Q3 2022 Tender Offer expired on September 30, 2022.

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

Stockholders who tendered Shares in the Q1 2022 Tender Offer, Q2 2022 Tender Offer, Q3 2022 Tender Offer, Q1 2021 Tender Offer, Q2 2021 Tender Offer, and Q3 2021 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Capital Commitments	$24,237,563	$6,506,366	$109,282,965	$40,204,464
Capital Commitments rescinded due to participation in General Tender Program	7,635,000	8,239,350	23,315,265	26,744,350
Dividend reinvestments	$4,589,372	$2,587,811	$13,191,804	$7,088,030
Shares issued to investors under DRIP	482,995	265,157	1,370,136	736,749
Value of capital drawdown notices	$18,306,259	$15,930,053	$105,253,487	$69,326,816
Shares issued to investors under capital drawdown notices	1,926,590	1,632,591	10,781,231	7,272,536
Value of Shares purchased in General Tender Program	$3,555,388	$8,661,434	$13,627,523	$30,943,710
Shares purchased in General Tender Offer	374,177	887,497	1,412,779	3,223,340

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2022	March 29, 2022	April 28, 2022	$0.25	$9,709,845
June 28, 2022	June 28, 2022	July 27, 2022	0.15	6,590,492
September 28, 2022	September 28, 2022	October 24, 2022	0.20	8,539,011

Total distributions declared			$0.60	$24,839,348

The following table summarizes distributions declared during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2021	March 29, 2021	April 28, 2021	$0.16	$4,358,022
June 28, 2021	June 28, 2021	July 22, 2021	0.16	4,555,484
September 28, 2021	September 28, 2021	October 26, 2021	0.17	4,942,950

Total distributions declared			$0.49	$13,856,456

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the nine months ended September 30, 2022, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that becomes a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of September 30, 2022, the Fund had $15,000,000 outstanding balance on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2021, the Fund had $40,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of September 30, 2022, the Fund had $165,400,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2021, the Fund had $147,300,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the Natixis Credit Facility. In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the Natixis Credit Agreement, (ii) the Natixis Account Control Agreement, (iii) the Natixis Collateral Management Agreement, (iv) the Natixis Collateral Administration Agreement and (v) the Natixis Transfer Agreement. On May 27, 2022, pursuant to Amendment No 5 to the Natixis Credit Agreement, ABPCIC Funding III increased the commitment by $50,000,000 from $250,000,000 to $300,000,000. As of September 30, 2022, the Fund had $252,600,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2021, the Fund had $193,300,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $4,135,264 and $10,228,115 as of September 30, 2022 and December 31, 2021, respectively.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Debt Securitization

On August 9, 2019, the Issuer and the Co-Issuer, each a newly formed special purpose vehicle, completed the CLO Transaction. The Notes offered by the Co-Issuers in the CLO Transaction are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans. On April 28, 2022 the Issuer indenture was refinanced among the Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes dated August 9, 2019, in the amount of $300,500,000 were paid off. The Issuer issued new notes, collectively, the “CLO VI Notes.”

The CLO VI Notes that remain outstanding as of September 30 2022 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (SOFR) plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.31% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 2.25% per annum; and (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 3.10% per annum; (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 4.15% per annum. The Notes are scheduled to mature on April 27, 2034.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. Pursuant to a new CLO notes issuance, a collateral management fee is no longer charged as long as the Adviser serves as a collateral manager.

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

As of September 30, 2022, and December 31, 2021, the Fund had total senior securities of $683,885,264 and $603,978,115, respectively, consisting of borrowings under the Revolving Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 164% and 157%, respectively.

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

Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, the Board designated the Adviser as the Fund’s “valuation designee.” In this capacity, the Adviser is responsible, among other things, for making all fair value determinations relating to the Fund’s portfolio investments, subject to the Board’s oversight. Investments are valued at fair value as determined in good faith by our Adviser, as valuation designee, based on input of management, the audit committee and independent valuation firms that have been engaged to assist in the valuation of each portfolio investment without a readily available market quotation under a valuation policy. The Adviser principally carries out its fair value responsibilities through its Valuation Sub-Committee. This valuation process is conducted at the end of each fiscal quarter.

The audit committee of the Board (the “Audit Committee”) is also responsible for assisting the Adviser, as valuation designee in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Adviser, as valuation designee, and its senior investment team and independent valuation firms, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Fund considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2022, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,688,403)	$(1,624,375)	$(1,064,028)
Up 100 basis points	10,753,611	6,497,500	4,256,111
Up 200 basis points	21,507,222	12,995,000	8,512,222
Up 300 basis points	32,260,833	19,492,500	12,768,333

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the nine months ended September 30, 2022, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of September 30, 2022, and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2022.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of September 30, 2022(1)	(34.8)%	(21.8)%	(8.8)%	4.3%	17.3%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(40.9)%	(25.9)%	(10.9)%	4.1%	19.1%

(1)	Assumes $1,142.0 million in total portfolio assets, $704.1 million in debt outstanding, $437.9 million in net assets, and an average cost of funds of 5.45%. Actual interest payments may be different.
(2)	Assumes $1,142.0 million in total portfolio assets, $761.3 million in debt outstanding, $380.7 million in net assets, and an average cost of funds of 5.45%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of September 22, 2022, among ABPCIC Funding II LLC, as borrower, AB Private Credit Investors LLC, as servicer, AB Private Credit Investors Corporation, as equityholder, the lenders from time to time parties hereto, Synovus Bank, Specialty Finance Division, as facility agent and U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as collateral custodian and securities intermediary (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 27, 2022).

10.2	Sixth Amendment to Credit Agreement, dated as of September 30, 2022, among ABPCIC Funding III LLC, as borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 4, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 15, 2022	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2022	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)