Form 10-K
period 2022-12-31
AB Private Credit Investors Corp
filed 2023-03-31
CIK 1634452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Securities Exchange Act of 1934).    Yes ☐    No ☒
There is no established public market for the issuer’s common stock.
The issuer had 49,947,685.897
shares of common stock, $0.01 par value per share, outstanding as of March 28, 2023.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

ii

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

Financing

The Fund entered into a credit agreement (the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (in such capacity, the “HSBC Administrative Agent”) and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Facility, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into that certain Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by the Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement), plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. As part of the 2021 HSBC Credit Facility and any other future credit facility the Fund enters into, the Fund’s right to make capital calls (“Capital Calls”) of stockholders may be pledged as collateral to a lender, which will be able to call for Capital Contributions upon the occurrence of an event of default under such related credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their Remaining Capital Commitments, without regard to the underlying value of their investment. See “Risk Factors — The right to make Capital Calls of stockholders may be pledged as collateral under the Revolving Credit Facilities or any other future borrowing facility.”

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd (the “Issuer”) and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the “Co-Issuer,” and together with the Issuer, the “Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO Transaction”). The stated reinvestment date was August 9, 2022. The CLO Transaction was executed through a private placement and the notes offered (the “Notes”). See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Securitization.”

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

On October 15, 2020, ABPCIC Funding II LLC, a wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). The Synovus Credit Facility provides for borrowings in an aggregate amount up to $200 million. Borrowings under the Synovus Credit Facility bear interest based on an annual adjusted LIBOR for the relevant interest period or the applicable replacement thereto provided, plus an applicable spread. Borrowings under the Synovus Credit Facility are secured by all of the assets held by ABPCIC Funding II.

On March 24, 2021, ABPCIC Funding III, a wholly-owned subsidiary of the Fund (“ABPCIC Funding III”), entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the HSBC Credit Facility, the 2021 HSBC Credit Facility, and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank, as collateral agent (in such capacity, the “Natixis Collateral Agent”), collateral administrator (in such capacity, the “Natixis Collateral Administrator”) and custodian (in such capacity, the “Natixis Custodian”). In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding III, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent, the Natixis Collateral Administrator and the Natixis Custodian, (ii) the account control agreement (the “Natixis Account Control Agreement”) among ABPCIC Funding III, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “Natixis Securities Intermediary”), (iii) the collateral management agreement (the “Natixis Collateral Management Agreement”), between ABPCIC Funding III and the Adviser, as collateral manager (in such capacity, the “Natixis Collateral Manager”), (iv) the collateral administration agreement (the “Natixis Collateral Administration Agreement”), among ABPCIC Funding III, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement (the “Natixis Transfer Agreement”) between ABPCIC Funding III and the Fund. The Natixis Credit Facility provides for borrowings in an aggregate amount up to $300 million. Borrowings under the Natixis Credit Facility will bear interest based on an annual adjusted SOFR for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread.

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

The Fund’s investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-originated, privately-negotiated, secured, middle market loans. The Fund will invest at least 80% of its assets in debt instruments. The Fund intends to invest in middle-market businesses based in the United States, which the Fund generally defines as having enterprise values between $75 million and $500 million. However, from time to time, the Fund may invest in larger or smaller companies. The Fund expects that the primary use of proceeds by the companies in which it invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital. As of December 31, 2022, the Fund’s investment portfolio totaled $1,122,517,095, at fair value, and consisted primarily of senior debt.

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

The Board of Directors

The Fund’s business and affairs are managed under the direction of the board of directors (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of the Fund’s Class I directors will expire in 2023, and if reelected by the Fund’s stockholders, the Fund’s Class I directors will serve a new term to expire at the 2026 annual meeting of stockholders; the terms of the Fund’s Class II directors will expire at the 2024 annual meeting of stockholders; and the term of the Fund’s Class III director will expire at the 2025 annual meeting of stockholders. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.” The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

About the Fund’s Investment Adviser

The Fund’s investment activities are managed by its external investment adviser, AB Private Credit Investors LLC. The Fund benefits from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $646 billion in assets under management as of December 31, 2022, and a global client base that includes institutions, private clients and retail investors. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

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

Investment Advisory Agreement

On November 13, 2019, the Fund entered into an advisory agreement with the Adviser (as amended, the “Advisory Agreement”). The Advisory Agreement was amended and restated on March 24, 2022, as more totally described in “Note 3. Related Party Transactions.”

Pursuant to the Advisory Agreement, the Fund pays the Adviser, quarterly in arrears, a fee for investment advisory services consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the stockholders of the Fund. In addition, under the Advisory Agreement and to the extent permitted by applicable law and in the discretion of the Board, the Fund indemnifies the Adviser and certain of its affiliates. See “Risk Factors — Risks Related to the Fund’s Business and Structure — There are significant potential conflicts of interest which could impact the Fund’s investment returns; — The Fund’s incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so; — The compensation the Fund will pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to the Fund than if such terms had been the subject of arm’s-length negotiations; — The Fund may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Fund; — A general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees, without necessarily resulting in an increase in the Fund’s net earnings; — The Adviser and the Administrator have the right to resign on 60 days’ notice, and the Fund may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in the Fund’s operations that could adversely affect its financial condition, business and results of operations; — The Adviser’s liability is limited under the Advisory Agreement and the Fund has agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on the Fund’s behalf than it would when acting for its own account.”

Base Management Fee

The base management fee is payable quarterly in arrears and calculated at an annual rate of 1.375%. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears, but is accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid.

The base management fee for any partial month or quarter will be appropriately prorated.

As further described in “Note 3. Related Party Transactions,” effective March 24, 2022, the base management fee was reduced from 1.50% to 1.375% in connection with the amendment and restatement of the Advisory Agreement. In addition, on March 24, 2022, the Fund and the Adviser entered into a fee waiver letter pursuant to which the Adviser agreed to waive a portion of the management fee in excess of the base management fee calculated at the reduced annual rate of 1.375% for the period from January 1, 2022 through March 24, 2022.

Incentive Fee

The incentive fee, which provides the Adviser with a share of the income that the Adviser generates for the Fund, consists of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income” or “PIFNII”) for the quarter, as further described below. PIFNII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, due diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) the Fund has entered into with the Administrator, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. generally accepted accounting principles (“GAAP”). PIFNII also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received. See “Risk Factors — Risks Relating to The Fund’s Business — There are significant potential conflicts of interest which could impact the Fund’s investment returns; — Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser; — A general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees, without necessarily resulting in an increase in the Fund’s net earnings.”

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

As of December 31, 2022, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	259,263	—	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.170%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%
March 31, 2022	—	—	—	9.483%	March 31, 2025	1.0%
June 30, 2022	—	—	—	5.815%	June 30, 2025	1.0%
September 30, 2022	—	—	—	7.590%	September 30, 2025	1.0%
December 31, 2022	—	—	—	10.135%	December 31, 2025	1.0%

Total	$4,874,139	$4,199,150	$674,989

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

As a RIC, the Fund generally will not be subject to U.S. federal income tax on net income and net realized capital gains that the Fund distributes to stockholders in any taxable year with respect to which the Fund distributes an amount equal to at least 90% of the sum of the Fund’s (i) investment company taxable income (i.e., the Fund’s taxable ordinary income, which includes, among other items, dividends, and interest, plus the excess (if any) of the Fund’s net realized short-term capital gains over net realized long-term capital losses, reduced by deductible expenses) determined without regard to the deduction for dividends paid and (ii) net tax-exempt interest income (which is the excess of the Fund’s gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” The Fund intends to timely distribute all or substantially all of the Fund’s investment company taxable income in order to satisfy the Annual Distribution Requirement. Generally, if the Fund fails to meet this Annual Distribution Requirement for any taxable year, the Fund will fail to qualify as a RIC for such taxable year and will be subject to U.S. federal income tax at regular corporate rates on all of the Fund’s net income and net realized capital gains regardless of any distributions made to stockholders. To the extent the Fund meets the Annual Distribution Requirement for a taxable year, but retains the net capital gains (i.e., the Fund’s net realized long-term capital gains in excess of net realized short-term capital losses) for investment or any investment company taxable income, the Fund will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. The Fund may choose to retain the Fund’s net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal corporate income tax.

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

If the Fund invests in the stock of a foreign corporation that is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC,” the Fund would be subject to a penalty tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which the Fund held the PFIC stock, plus an interest charge. A PFIC is any foreign corporation if (i) 75% or more of the gross income of such corporation for the taxable year is passive income, or (ii) at least 50% of the average percentage of assets held by such corporation during the taxable year produce passive income or are held for the production of passive income. Under certain circumstances, the Fund may be eligible to make a special election to ameliorate the effects of the penalty tax by electing to treat the PFIC as a qualifying electing fund, or “QEF,” or by electing to mark to market the PFIC stock. If the Fund makes a QEF election, the Fund would not be subject to the penalty tax, but any increases in the earnings and profits of the PFIC would be includable in the Fund’s taxable income even if the PFIC makes no distributions. If the Fund makes the mark-to-market election, the Fund would recognize ordinary income or loss each year on a mark-to-market basis based on changes in the value of the PFIC stock. If the Fund does invest in a PFIC, no assurances can be given that the Fund will be eligible to or will make a QEF election or a mark-to-market election with respect to such PFIC.

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

•	The Fund is subject to risks in using custodians, administrators and other agents.

•	Stockholders may be subject to requirements and rules under the Exchange Act as a result of an investment in the Fund, and investors in the Private Offering will be subject to transfer restrictions.

•	Changes in laws or regulations governing the Fund’s operations may adversely affect its business.

•	Legislative or regulatory tax changes could have an adverse impact on the Fund and its shareholders.

•	The Fund may invest in derivatives or other assets that expose it to certain risks.

•	Price declines and illiquidity in the corporate debt markets may reduce the Fund’s net asset value.

•	Increased geopolitical unrest, terrorist attacks, military action, natural disasters or outbreaks of contagious diseases may harm the Fund’s business.

•	A failure in the Fund’s cyber security systems could impair its ability to conduct business effectively.

Risks Related to the Fund’s Investments

•	The Fund’s investments are risky and speculative, and its investment activities subject it to litigation risks.

•	There is a lack of information about the privately held companies in which the Fund invests.

•	The Adviser may face conflicts of interest caused by compensation arrangements with the Fund and its affiliates, and in connection with the management of the Fund’s business affairs.

•	The time and resources that individuals associated with the Adviser devote to the Fund may be diverted.

•	Certain investment decisions by the Adviser may be required to be undertaken on an expedited basis.

•	The Fund’s portfolio companies may incur debt that ranks equally with, or senior to, its investments.

•	The Fund may invest in debt securities and instruments that are rated below investment grade.

•	The Fund’s investments may be exposed to the credit risk of the counterparties with which the Fund deals.

•	Economic downturns could impair the Fund’s portfolio companies and harm its operating results.

•	The lack of liquidity in the Fund’s investments may adversely affect its business.

•	The net asset value of the Fund’s common stock may fluctuate significantly.

•	The Fund’s failure to make follow-on investments could impair the value of its portfolio.

•	The Fund’s portfolio will lack diversification among portfolio companies and industries.

•	The Fund securitizes certain of its investments, which may subject it to certain structured financing risks.

•	Defaults by the Fund’s portfolio companies will harm its operating results.

•	The Fund may pay distributions from offering proceeds, borrowings or the sale of assets.

•	Changes in interest rates may affect the Fund’s cost of capital and net investment income.

•	The Fund’s investments in leveraged portfolio companies may be risky.

•	The Fund may expose itself to risks if it engages in hedging transactions.

Risks Related to the Fund’s Business and Structure

The Fund’s investment portfolio will be recorded at fair value, in accordance with policies and procedures approved by the Board and, as a result, there will be uncertainty as to the value of the Fund’s portfolio investments.

Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with policies and procedures approved by the Board. Typically, there will not be a public market for the securities of the privately held companies in which the Fund will invest. As a result, the Fund will value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and the Fund’s Audit Committee and with the oversight of the Board.

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to perform, subject to Board oversight, fair value determinations of Fund investments. The Board oversees the Adviser’s performance of its responsibilities, and in support of this oversight, the Adviser provides periodic reports to the Fund’s Board related the fair valuation process. The Adviser carries out its designated responsibilities primarily through its valuation committee, assisted by at least one independent valuation service provider, administrative and professional personnel, and other service providers, as appropriate.

The determination of fair value and consequently, the amount of unrealized gains and losses in the Fund’s portfolio are to a certain degree subjective. Certain factors that may be considered in determining the fair value of the Fund’s investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The Fund holds a high level of illiquid investments, relies on a high degree of unobservable valuation inputs, and has a high proportion of assets that are fair valued relative to other assets. The Adviser has conflicts of interest in making determinations of fair value, including a conflict of interest arising from its receipt of performance-based fees. In addition, independent third-party valuation service providers receive compensation from the Adviser to provide valuations and rely on information provided by the Adviser to complete fair valuation analyses. Fair valuation involves risk, and the Fund’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, the Fund’s fair value determinations may cause the Fund’s net asset value on a given date to materially understate or overstate the value that the Fund may ultimately realize on one or more of its investments. As a result, investors purchasing the Fund’s common stock based on an overstated net asset value would pay a higher price than the value of the Fund’s investments might warrant. Conversely, investors selling Shares during a period in which the net asset value understates the value of the Fund’s investments will receive a lower price for their Shares than the value of the Fund’s investments might warrant.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that its asset coverage equals (1) its actual asset coverage as of December 31, 2022 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2022.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of December 31, 2022(1)	(37.4)%	(24.4)%	(11.4)%	1.7%	14.7%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(44.1)%	(29.1)%	(14.1)%	0.9%	15.9%

(1)	Assumes $1,191.7 million in total portfolio assets, $734.9 million in debt outstanding, $456.8 million in net assets, and an average cost of funds of 7.1%. Actual interest payments may be different.
(2)	Assumes $1,191.7 million in total portfolio assets, $794.5 million in debt outstanding, $397.2 million in net assets, and an average cost of funds of 7.1%. Actual interest payments may be different.

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

To the extent the Fund borrows money or issues debt securities or preferred stock to make investments, the Fund’s net investment income will depend, in part, upon the difference between the rate at which it borrows funds or pays interest or dividends on such debt securities or preferred stock and the rate at which it invests these funds. In addition, many of the Fund’s debt investments and borrowings have floating rate interest rates that reset on a periodic basis, and many of its investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on the Fund’s net investment income, in particular with respect to increases that reach the level of the interest rate floors on certain investments. In periods of rising interest rates, the Fund’s cost of funds will increase because the interest rates on the majority of amounts it has borrowed are floating, which could reduce its net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. The Fund may, to the extent deemed appropriate by the Adviser, use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit the Fund’s ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the Fund’s business, financial condition and results of operations.

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

The Fund intends to operate so that it will be an appropriate investment for employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Fund will use reasonable efforts to conduct the Fund’s affairs so that the assets of the Fund will not be deemed to be “plan assets” for purposes of ERISA. In this regard, prior to the completion of a Qualified IPO, the Fund may be (and currently is) operated as an annual “venture capital operating company,” under the ERISA rules in order to avoid its assets being treated as “plan assets” for purposes of ERISA. Accordingly, there may be constraints on the Fund’s ability to make or dispose of investments at optimal times (or to make certain investments at all).

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

The systems and resources necessary to comply with public company reporting requirements will increase further once the Fund ceases to be an “emerging growth company” under the JOBS Act. As long as the Fund remains an emerging growth company, it will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”) and exemptions from the requirement to hold advisory votes on executive compensation. The Fund will remain an emerging growth company for as long as it does not have publicly traded shares and up to five years following an IPO. Following an IPO, if the market value of the Fund’s common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, the Fund would cease to be an emerging growth company as of the following December 31.

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

Legislative or regulatory tax changes could have an adverse impact on the Fund and its shareholders.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of the Fund or its stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in the Fund’s shares or the value or the resale potential of the Fund’s investments.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

The Fund may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Fund’s ability to use derivatives and/or enter into certain other financial contracts.

Future legislation or rules may modify how the Fund treats derivatives and other financial arrangements for purposes of the Fund’s compliance with the leverage limitations of the 1940 Act. Additionally, future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Fund under the 1940 Act, which may be materially adverse to the Fund and the Fund’s stockholders.

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

As a BDC, the Fund is required to value investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Adviser, subject to Board oversight. As part of the valuation process, the Fund may take into account the following types of factors, if relevant, in determining the fair value of the Fund’s investments:

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

The United Kingdom (“U.K.”) ceased to be a member of the European Union (“EU”) with effect from January 31, 2020 (such departure from the EU, “Brexit”). On December 24, 2020, a trade agreement was concluded between the EU and the U. K. (the “TCA”), which formally took effect on May 1, 2021, and now governs the relationship between the U.K. and EU. Although the TCA covers many issues, it is silent on items such as financial services equivalence. As such, there remains uncertainty as to the scope, nature and terms of the relationship between the U.K. and the EU and the effect and implications of the TCA.

The actual and potential consequences of Brexit, and the associated uncertainty, have adversely affected, and for the foreseeable future may adversely affect, economic and market conditions in the U.K., in the EU and its member states and elsewhere, and may also contribute to uncertainty and instability in global financial markets, which could adversely affect our business, financial results and results of operations and those of our portfolio companies. There may be detrimental implications for the value of the Fund’s investments. This may be due to, among other things: (i) increased uncertainty and volatility in U.K., EU and other financial markets; (ii) fluctuations in asset values; (iii) fluctuations in exchange rates; (iv) increased illiquidity of investments located, listed or traded within the U.K., the EU or elsewhere; (v) changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or (vi) changes in legal and regulatory regimes to which the Fund or certain of the Fund’s assets and/or service providers are or become subject.

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

In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to the Fund’s business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In 2020, the spread of COVID-19 initially resulted in the temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories and subsequent containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the global economy, including worldwide supply chain disruptions. The go-forward impact of COVID-19 on the financial performance of the Fund’s current and future investments will depend on future developments, including the ongoing duration and containment of the virus, continued vaccinations, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. Adverse impacts on the Fund’s investments may have a material adverse impact on the Fund’s future net investment income, the fair value of the Fund’s portfolio investments, the Fund’s financial condition and results of operations and the financial condition of the Fund’s portfolio companies. The Fund will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic. Any prolonged disruptions may lead to a negative impact on the operating results of the Fund’s affected portfolio companies. Ultimately, these potential impacts could adversely affect the Fund’s financial condition.

In addition, various social and political circumstances in the United States and around the world may also contribute to increased market volatility and economic uncertainties. Such events, including ongoing trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, and the current conflict between Russia and Ukraine could adversely affect the Fund’s business, financial condition or results of operations. In particular, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflict has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or create business risks associated with our operations.

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

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. If one or more of such events occur, it potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.

Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

The Fund’s business is highly dependent on the Fund’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in the Fund’s activities. The Fund’s financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond the Fund’s control and adversely affect the Fund’s business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics or other serious public health events, such as the global outbreak of COVID-19;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

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

The pending discontinuation and replacement of the London Interbank Offered Rate (“LIBOR”) may adversely affect the value of debt securities in the Fund’s portfolio or the cost of its borrowings.

In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.

Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in the Fund’s portfolio or issued by the Fund and may increase the cost of the Fund’s borrowings. Moreover, while there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on the Fund’s business, financial condition and results of operations, including as a result of any changes in the pricing of the Fund’s investments, changes to the documentation for certain of the Fund’s investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

The IRS has issued final regulations regarding the tax consequences of the transition from interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the final regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

The Fund is subject to risks related to corporate social responsibility.

The Fund’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. The Fund risks damage to its brand and reputation if it fails to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Fund’s brand, the cost of its operations and its relationships with investors, all of which could adversely affect the Fund’s business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Fund’s business, its portfolio companies and the value of your investment in the Fund.

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

At December 31, 2022, the Fund had received Capital Commitments totaling $572,772,226.

Holders

As of March 22, 2023, there were 2,958 holders of record of the Shares.

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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	As of December 31, 2022		As of December 31, 2021
Investments in Portfolio Companies	$(353,127,041	)(1)	$(446,694,727	)(2)
Draw Downs Against Revolvers and Delayed Draw Term Loans	(98,688,209)		(82,466,657)
Principal Repayments	186,969,467	(3)	145,603,553	(4)
Sales	19,598,768		41,971,388

Net Repayments (Investments)	$(245,247,015)		$(341,586,443)

(1)	Includes investments in 60 portfolio companies.
(2)	Includes investments in 80 portfolio companies.
(3)	Includes $16,021,303 in revolver and delayed draw term paydowns.
(4)	Includes $10,103,887 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,115,667,642	93.36%	$1,088,190,382	92.90%	10.44%
Second Lien Junior Secured Debt	10,776,359	0.90	10,640,036	0.91	12.76%
Preferred Stock	8,168,876	0.69	9,218,222	0.79	—
Common Stock	7,179,288	0.60	7,870,756	0.67	—
Investment companies	4,095,163	0.34	5,603,604	0.48	—
Warrants	343,936	0.03	994,095	0.08	—
Cash and cash equivalents	48,785,985	4.08	48,785,985	4.17	—

Total	$1,195,017,249	100%	$1,171,303,080	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$858,569,789	91.30%	$859,412,243	90.75%	6.87%
Second Lien Junior Secured Debt	10,534,601	1.12	10,677,299	1.13	9.04%
Preferred Stock	9,276,858	0.98	12,563,914	1.33	—
Common Stock	5,375,243	0.57	5,915,934	0.62	—
Investment Companies	1,776,293	0.19	2,887,725	0.30	—
Warrants	347,740	0.04	1,123,878	0.12	—
Cash and cash equivalents	54,489,043	5.80	54,489,043	5.75	—

Total	$940,369,567	100%	$947,070,036	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Number of portfolio companies	179	151
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,115,420,688	99.02%	$1,095,916,015	99.73%
Non-accrual	11,023,313	0.98	2,914,403	0.27

Total	$1,126,444,001	100%	$1,098,830,418	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$864,817,447	99.52%	$868,964,978	99.87%
Non-accrual	4,286,943	0.48	1,124,564	0.13

Total	$869,104,390	100%	$870,089,542	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of December 31, 2022, the Fund had seven investments, with three issuers, that were on non-accrual status. As of December 31, 2021, the Fund had three investments, with one issuer, that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of December 31, 2022 and December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$84,074,984	7.33%	$83,153,924	7.41%
Consumer Discretionary	9,111,762	0.79	9,163,275	0.82
Consumer Non-Cyclical	52,130,891	4.55	49,936,678	4.45
Digital Infrastructure & Services	189,702,392	16.55	186,488,258	16.61
Energy	3,640,277	0.32	3,857,859	0.34
Financial Services	44,747,532	3.90	43,871,366	3.91
Healthcare & HCIT	231,062,290	20.16	217,504,759	19.38
Investment Companies	4,095,163	0.36	5,603,604	0.50
Software & Tech Services	523,456,373	45.67	521,545,397	46.46
Transport & Logistics	4,209,600	0.37	1,391,975	0.12

	$1,146,231,264	100%	$1,122,517,095	100%

	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$62,680,825	7.08%	$63,308,037	7.09%
Consumer Discretionary	8,853,961	1.00	8,896,144	1.00
Consumer Non-Cyclical	49,345,952	5.57	49,025,905	5.49
Digital Infrastructure & Services	144,135,884	16.27	147,187,636	16.49
Energy	9,634,235	1.09	10,335,624	1.16
Financial Services	28,629,622	3.23	28,663,648	3.21
Healthcare & HCIT	204,484,590	23.08	202,451,176	22.68
Investment Companies	1,776,293	0.20	2,887,725	0.32
Software & Tech Services	372,052,219	42.00	378,700,534	42.43
Transport & Logistics	4,286,943	0.48	1,124,564	0.13

	$885,880,524	100%	$892,580,993	100%

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

Results of Operations

The following is a summary of the Fund’s operating results for the years ended December 31, 2022 and 2021. For information regarding results of operations for the year ended December 31, 2020, see the Fund’s Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 30, 2021.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Total investment income	$93,359,262	$52,880,608
Total expenses	57,993,702	35,441,097

Reimbursement payments to Adviser	259,263	1,392,871

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Waived Collateral Management Fees	(588,476)	(1,844,600)
Waived Management Fee	(283,566)	(1,198,763)

Net investment income before taxes	35,978,339	19,090,003
Income tax expense, including excise tax	1,181,087	278,497

Net investment income after tax	34,797,252	18,811,506
Net realized and change in unrealized appreciation (depreciation) on investments	(24,240,549)	11,945,921

Net increase (decrease) in net assets resulting from operations	10,556,703	30,757,427
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	5,033	833

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$10,551,670	$30,756,594

Investment Income

During the year ended December 31, 2022, the Fund’s investment income was comprised of $90,830,196 of interest income, which includes $6,651,646 from the net amortization of premium and accretion of discounts, $2,277,990 of payment-in-kind interest, and $251,076 of dividend income. The increase in interest income during 2022 resulted from the increase in the Fund’s investment portfolio.

During the year ended December 31, 2021, the Fund’s investment income was comprised of $51,136,205 of interest income, which includes $4,399,080 from the net amortization of premium and accretion of discounts, $1,614,519 of payment-in-kind interest, and $129,884 of dividend income.

Operating Expenses

The composition of the Fund’s operating expenses for the years ended December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Interest and borrowing expenses	$32,923,711	$13,936,441
Management fees	14,216,401	10,090,280
Income-based incentive fee	6,693,257	3,650,394
Professional fees	1,747,189	2,060,924
Administration and custodian fees	935,080	715,044
Insurance expenses	630,994	638,402
Collateral management fees	588,476	1,844,600
Directors’ fees	200,000	200,000
Transfer agent fees	122,244	79,209
Capital gain incentive fees	(1,283,044)	1,283,044
Other expenses	1,219,394	942,759

Total expenses	57,993,702	35,441,097
Reimbursement payments to Adviser	259,263	1,392,871
Waived collateral management fees	(588,476)	(1,844,600)
Waived management fees	(283,566)	(1,198,763)
Income tax expense, including excise tax	1,181,087	278,497

Net expenses	$58,562,010	$34,069,102

Total operating expenses for the year ended December 31, 2022, increased by approximately $22.5 million compared to the year ended December 31, 2021. The increase in 2022 is attributable primarily to interest and borrowing expenses, higher base management fees, income-based incentive fees, and partially offset by the reversal of previously recognized capital gain incentive fees.

Interest and borrowing expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the years ended December 31, 2022 and December 31, 2021, were $32,923,711 and $13,936,441, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 4.32% and 2.50% for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in interest and borrowing expenses was primarily driven by the increase in debt borrowings and rising interest rates, during the period.

Management Fee

The gross management fee expenses for the years ended December 31, 2022 and 2021 were $14,216,401 and $10,090,280, respectively. The increase in the management fee for the year ended December 31, 2022 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the years ended December 31, 2022 and December 31, 2021, the Adviser waived management fees of $283,566 and $1,198,763, respectively.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2022, the Fund had principal repayments and sales which resulted in $6,174,089 of net realized gain primarily driven by an exit in one of our portfolio companies.

During the year ended December 31, 2021, the Fund had principal repayments and sales which resulted in $947,978 of net realized loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2022, the Fund had $30,414,638 in net change in unrealized depreciation on $1,146,231,264 of investments in 179 portfolio companies. Unrealized depreciation for the year ended December 31, 2022, resulted from a broad portfolio decline due to a decline in loan market secondary prices, widening primary issue credit spreads and the underperformance of certain portfolio company investments. The unrealized depreciation was partially offset by unrealized appreciation on certain debt and equity positions due to company performance or expectation of near-term repayment at par.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2022 and 2021, the net increase in net assets resulting from operations was $10,551,670 and $30,756,594, respectively. Based on the weighted average shares outstanding for the years ended December 31, 2022 and 2021, the Fund’s per share net increase in net assets resulting from operations was $0.25 and $1.08, respectively.

Cash Flows

For the year ended December 31, 2022, cash decreased by $5,703,058. During the same period, the Fund used $227,034,307 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2022, the Fund generated $221,331,249 from financing activities, primarily from borrowings on the Revolving Credit Facilities and Notes, and issuance of Shares.

For the year ended December 31, 2021, cash increased by $32,078,421. During the same period, the Fund used $315,206,780 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2021, the Fund generated $347,285,201 from financing activities, primarily from borrowings on the Revolving Credit Facilities and issuance of Shares.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the year ended December 31, 2022 and 2021, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2022, and December 31, 2021, the Fund had $48,785,985 and $54,489,043 in cash and cash equivalents on hand, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of December 31, 2022, taken together with the Fund’s uncalled Capital Commitments of $77,483,361, $50,000,000 undrawn amount on the 2021 HSBC Credit Facility, $20,000,000 undrawn amount on the Synovus Credit Facility and $32,000,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of December 31, 2022, the Fund has unfunded commitments to fund future investments in the amount of $193,536,127, and contractual obligations in the form of Revolving Credit Facilities of $448,000,000, Notes of $245,105,567 and Secured Borrowings of $5,917,275.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of December 31, 2022, the Fund received Capital Commitments of $572,772,226. Inception to December 31, 2022, the Fund received Capital Contributions to the Fund of $495,288,865. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

As part of the General Tender Program, the Fund repurchased, 2,105,851 and 3,707,098 shares for $19,931,772 and $35,679,849 for the years ended December 31, 2022 and 2021, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution. For the years ended December 31, 2022 and 2021, the Fund distributed to stockholders $43,597,199 and $18,781,228, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

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

As part of the DRIP, the Fund distributed to stockholders who opted into the DRIP 2,452,885 and 1,000,558 Shares for $23,040,598 and $9,670,804, for the years ended December 31, 2022 and 2021, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

The following is a summary of the Fund’s equity activity for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Capital Commitments	$131,725,027	$58,258,664
Capital Commitments rescinded due to participation in General Tender Program	$30,525,265	$34,529,250
Dividend reinvestments	$23,040,598	$9,670,804
Shares issued to investors under DRIP	2,452,885	1,000,558
Value of capital drawdown notices	$140,520,891	$137,933,966
Shares issued to investors under capital drawdown notices	14,537,105	14,275,267
Value of Shares purchased in General Tender Program	$19,931,772	$35,679,849
Shares purchased in General Tender Offer	2,105,851	3,707,098

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. On November 10, 2022, the Fund entered int an amendment to the 2021 HSBC Credit Agreement (the “Second Amendment to the 2021 HSBC Credit Agreement”) concerning the 2021 HSBC Credit Facility. The Second Amendment to the 2021 HSBC Credit Agreement temporarily increased the HSBC Credit Facility’s maximum commitment from $135,000,000 to $200,000,000 until March 31, 2023 (the “Temporary Increase Maturity Date”). The Second Amendment to the 2021 HSBC Credit Agreement also temporarily increased the Fund’s sublimit commitment from $33,000,000 to $50,000,000 until the Temporary Increase Maturity Date.

As of December 31, 2022, the Fund had not drawn on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2021, the Fund had $40,000,000 outstanding on the HSBC Credit Facility and the Fund was in compliance with the terms of the HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of December 31, 2022, the Fund had $180,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2021, the Fund had $147,300,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the Natixis Credit Facility. In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the Natixis Credit Agreement, (ii) the Natixis Account Control Agreement, (iii) the Natixis Collateral Management Agreement, (iv) the Natixis Collateral Administration Agreement and (v) the Natixis Transfer Agreement. On May 27, 2022, pursuant to Amendment No 5 to the Natixis Credit Agreement, ABPCIC Funding III increased the commitment by $50,000,000 from $250,000,000 to $300,000,000. As of December 31, 2022, the Fund had $268,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2021, the Fund had $193,300,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $5,917,275 and $10,228,115 as of December 31, 2022 and 2021, respectively.

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

The CLO VI Notes that remain outstanding as of December 31, 2022 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (SOFR) plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.305% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 2.25% per annum; and (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 3.10% per annum; (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 4.15% per annum. The Notes are scheduled to mature on April 27, 2034.

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

The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. Pursuant to a new CLO notes issuance, collateral management fee is no longer charged as long as the Adviser serves as a collateral manager.

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

As of December 31, 2022, and December 31, 2021, the Fund had total senior securities of $700,313,290 and $603,978,115, respectively, consisting of borrowings under the Revolving Credit Facilities, Secured Borrowings and Notes, and had asset coverage ratios of 165% and 157%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2022 were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,863,031)	$(1,661,875)	$(1,201,156)
Up 100 basis points	$11,452,123	$6,647,500	$4,804,623
Up 200 basis points	$22,904,246	$13,295,000	$9,609,246
Up 300 basis points	$34,356,368	$19,942,500	$14,413,868

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

Information required by this Item is included beginning on page 85.

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

Management’s report on internal control over financial reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Fund’s Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2022.

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

Board Meetings and Attendance

During 2022, including both regularly scheduled and special meetings, the Board met a total of four times, the Audit Committee met a total of four times and the Nominating and Corporate Governance Committee met a total of two times. During 2022, none of the Fund’s Directors attended fewer than 75% of the meetings of the Board. Additionally, in 2022, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All directors are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each director to make a diligent effort to attend all Board and committee meetings. The Fund does not have a formal policy regarding director attendance at an annual meeting of stockholders. Three of the Fund’s directors attended the 2022 annual meeting of stockholders via video webcast.

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

Name	Age	Class	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	55	Class I	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2023
Matthew Bass	44	Class II	Interested Director	2016	2024
Independent Directors
Terry Sebastian	55	Class I	Director	2016	2023
John G. Jordan	52	Class II	Director	2016	2024
Richard S. Pontin	69	Class III	Director	2016	2025

The address for each of the Fund’s directors is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41st Floor, New York, New York 10105.

Executive Officers Who Are Not Directors

Name	Age	Executive Officer Since	Position
Jennifer Friedland	48	2021	Chief Compliance Officer
Wesley Raper	44	2016	Chief Financial Officer

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

Executive Officers Who Are Not Directors

Jennifer Friedland, the Fund’s Chief Compliance Officer, joined AB in 2020. Since 2020, Ms. Friedland has served as Vice President and Director of Fund Compliance for sub-advised funds of AB, and formerly served as the Fund’s Deputy Chief Compliance Officer. Beginning in 2023, Ms. Friedland also serves as the Chief Compliance Officer of the AllianceBernstein and Sanford C. Bernstein funds. Prior to joining AB, Ms. Friedland served as the Chief Compliance Officer of an SEC-registered investment adviser. Ms. Friedland received her J.D. from Southwestern Law School. She received her B.S. from the University of North Carolina – Charlotte.

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

Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. A copy of the Audit Committee’s charter is available to stockholders on the Fund’s website. The members of the Fund’s Audit Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director and meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. Mr. Pontin serves as Chair of the Audit Committee. The Board has determined that Mr. Pontin is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Audit Committee is responsible for assisting the Board in its oversight of the accounting and financial reporting policies and practices, as well as cybersecurity oversight.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by the Board. A copy of the Nominating and Corporate Governance Committee’s charter is available to stockholders on the Fund’s website. The members of the Nominating and Corporate Governance Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director. Mr. Jordan serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations and industry best practices. The Fund’s Nominating and Corporate Governance Committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of the Fund’s bylaws. The Fund expects that the 2023 annual meeting of stockholders will be held in August 2023, but the exact date, time and location of such meeting have yet to be determined. A stockholder who intends to present a proposal at that annual meeting, including nomination of a director, must submit the proposal in writing to the Secretary of the Fund, 1345 Avenue of the Americas, 41st Floor, New York, New York, 10105, Attention: Neal Kalechofsky, Secretary. Notices of intention to present proposals, including nomination of a director, at the 2023 annual meeting must be received by the Fund not earlier than the 150th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting nor later than 5:00 p.m., Eastern Time, on the

120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. However, if the date of the 2023 annual meeting is advanced or delayed by more than 30 days from the anniversary of the 2022 annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. In order for a proposal to be considered for inclusion in the Fund’s proxy statement for the 2023 annual meeting, the Fund must receive the proposal no later than the 120th day prior to the first anniversary of the date of the Fund’s proxy statement for the preceding year’s annual meeting. The submission of a proposal does not guarantee its inclusion in the Fund’s proxy statement or presentation at the meeting unless certain securities law requirements are met. The Fund reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements. The Nominating and Corporate Governance Committee will consider and evaluate nominee candidates properly submitted by stockholders on the same basis as it considers and evaluates candidates recommended by other sources.

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

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a Board that best serves the Fund’s needs and the interests of its stockholders. In addition, as part of the Board’s annual self-assessment, the members of the Nominating and Corporate Governance Committee will evaluate the membership of the Board and whether the Board maintains satisfactory policies regarding membership selection.

Communications Between Stockholders and the Board

The Board welcomes communications from the Fund’s stockholders. Stockholders may send communications to the Board or to any particular director to the following address: 1345 Avenue of the Americas, 41st Floor, New York, New York 10105, Attention: Neal Kalechofsky, Secretary. Stockholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

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

Compensation of Directors

No compensation is expected to be paid to the Fund’s directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. For fiscal year 2022, each independent director received an annual retainer of $65,000. In addition, the Chair of the Fund’s Audit Committee received an annual retainer of $5,000. The Fund has obtained directors’ and officers’ liability insurance on behalf of its directors and officers. Independent directors will have the option of having their directors’ fees paid in Shares issued at a price per share equal to the per share net asset value of the Fund’s common stock.

The table below sets forth the compensation received by each director from the Fund for the fiscal year ended December 31, 2022.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation ($)
Interested Director
J. Brent Humphries	$—	—	—	—	—	—	$—
Matthew Bass	$—	—	—	—	—	—	$—
Independent Directors
John G. Jordan	$65,000	—	—	—	—	—	$65,000
Richard S. Pontin	$70,000	—	—	—	—	—	$70,000
Terry Sebastian	$65,000	—	—	—	—	—	$65,000

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

The following table sets forth, as of March 28, 2023, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to the Fund to beneficially own 5.0% or more of the outstanding Shares, and the executive officers and directors as a group.

The percentage ownership is based on 49,947,685.897 Shares outstanding as of March 28, 2023. As of such date, there were no Shares subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Fund’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Shares beneficially owned. The address for each listed individual is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41st Floor, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	0%
Matthew Bass	—	0%
Executive Officer
Wesley Raper	—	0%
Independent Directors
John G. Jordan	19,028.821	*
Richard S Pontin	—	0%
Terry Sebastian	20,025.334	*
All Directors and Executive Officers as a Group	39,054.155	*

Owners of 5% or more of the Fund’s common stock AB Private Credit Investors Corporation		0%

*	Represents less than 1%

Item 13.	Certain Relationships and Related Transactions

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

Investment Advisory Agreement

The Fund entered into the Advisory Agreement with the Adviser on November 13, 2019, which was amended and restated on March 24, 2022. For the years ended December 31, 2022 and 2021, the Fund incurred a management fee of $14,216,401 and $10,090,280, respectively, of which $283,566 and $1,198,763 was voluntarily waived by the Adviser, respectively. For the years ended December 31, 2022 and 2021, the Fund incurred an income-based incentive fee of $6,693,257 and $3,650,394, respectively. For the year ended December 31, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $(1,283,044), which was not realized. There was no capital gains incentive fee under GAAP recognized for the year ended December 31, 2021. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities for the Fund, underwriting and conducting diligence on the Fund’s investments and monitoring the Fund’s investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of the Fund’s investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Fund’s portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause the Fund to make more speculative investments that the Fund would otherwise make in the absence of such fee structure.

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

As of December 31, 2022, the amount of Expense Payments provided by the Adviser since inception was $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Percentage Limit(2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	259,263	—	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%
March 31, 2022	—	—	—	9.483%	March 31, 2025	1.0%
June 30, 2022	—	—	—	5.815%	June 30, 2025	1.0%
September 30, 2022	—	—	—	7.590%	September 30, 2025	1.0%
December 31, 2022	—	—	—	10.135%	December 31, 2025	1.0%

Total	$4,874,139	$4,199,150	$674,989

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

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Fund’s fiscal years ended December 31, 2022 and 2021:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees	$374,500	$330,000
Audit Related Fees	1,666,000	1,586,500
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$2,040,500	$1,916,500

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

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance and filings.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2022 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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
(a) Documents Filed as Part of this Report
The following consolidated financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.3	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 14, 2021).
3.5	Bylaws (incorporated by reference to Exhibit 3.4 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
4.1	Description of Securities of AB Private Credit Investors Corporation.*
10.1	Administration Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.2	Custodian Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.3	Expense Support and Conditional Reimbursement Agreement, dated September 29, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.4	Transfer Agency Agreement, dated September 26, 2017, by and between the Fund and AllianceBernstein Investor Services Inc. (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).

10.5	Second Amended and Restated Dividend Reinvestment Plan, effective as of November 11, 2021 (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 12, 2021).
10.6	License Agreement, dated August 14, 2017, by and between the Adviser and the Fund (incorporated by reference to Exhibit 10.2 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.7	Expense Reimbursement Agreement, dated August 14, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.4 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.8	Amended and Restated Investment Advisory Agreement, dated November 13, 2019, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on November 14, 2019).
10.9	Fee Waiver Letter Delivered to AB Private Credit Investors Corporation by AB Private Credit Investors LLC, dated March 24, 2022 (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 25, 2022).
10.10	Second Amended and Restated Investment Advisory Agreement, dated March 24, 2022, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 25, 2022).
10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.12	Indenture by and among ABPCI Direct Lending Fund CLO VI Ltd, as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank National Association, as trustee, dated as of August 9, 2019 (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2019).
10.13	First Supplemental Indenture by and among ABPCI Direct Lending Fund CLO VI Ltd. as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank National Association, as trustee, dated as of April 28, 2022 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on May 4, 2022).
10.14	Loan Financing and Servicing Agreement, dated as of October 15, 2020, among ABPCIC Funding II LLC, as borrower, AB Private Credit Investors LLC, as servicer, AB Private Credit Investors Corporation, as equity holder, the lenders from time to time parties hereto, Synovus Bank, Specialty Finance Division, as facility agent and U.S. Bank National Association, as collateral agent, collateral custodian and securities intermediary (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.15	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of September 22, 2022, among ABPCIC Funding II LLC, as borrower, AB Private Credit Investors LLC, as servicer, AB Private Credit Investors Corporation, as equityholder, the lenders from time to time parties thereto, Synovus Bank, Specialty Finance Division, as facility agent and U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as collateral custodian and securities intermediary (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 27, 2022).
10.16	Securities Account Control Agreement, dated as of October 15, 2020, by and among ABPCIC Funding II LLC, as pledgor, U.S. Bank National Association, as secured party, and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.17	Amended and Restated Sale and Contribution Agreement, between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding II LLC, as purchaser, dated as of October 15, 2020 (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.18	Credit Agreement, dated as of March 24, 2021, among ABPCIC Funding III LLC, as borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent and U.S. Bank National Association, as collateral agent, collateral administrator and custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).
10.19	Fourth Amendment to Credit Agreement, dated as of March 7, 2022, among ABPCIC Funding III LLC, as borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 11, 2022).
10.20	Sixth Amendment to Credit Agreement, dated as of September 30, 2022, among ABPCIC Funding III LLC, as borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 4, 2022).
10.21	Account Control Agreement, dated as of March 24, 2021, among ABPCIC Funding III LLC, as debtor, U.S. Bank National Association, as collateral agent and the secured party and U.S. Bank National Association, as custodian and securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).

10.22	Collateral Management Agreement, dated as of March 24, 2021, by and between ABPCIC Funding III LLC, as borrower, and AB Private Credit Investors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021) (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).
10.23	Collateral Administration Agreement, dated as of March 24, 2021, among ABPCIC Funding III LLC, AB Private Credit Investors LLC, as collateral manager, and U.S. Bank National Association, as collateral administrator (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).
10.24	Master Loan Sale and Contribution Agreement, dated as of March 24, 2021, by and between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding III LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 30, 2021).
10.25	Revolving Credit Agreement, dated June 14, 2019, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., as initial borrower, AB-Abbott Private Equity Investors G.P. L.P. as initial general partner, the banks and financial institutions from time to time party thereto as lenders and HSBC as the administrative agent for the secured parties (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on July 14, 2021).
10.26	Sixth Amendment to Revolving Credit Agreement, dated as of June 10, 2022, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation and AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P. and AB-Abbott Private Equity Solutions 2022 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on June 14, 2022).
10.27	Seventh Amendment to Revolving Credit Agreement, dated as of November 10, 2022, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation and AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P. and AB-Abbott Private Equity Solutions 2022 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 16, 2022).
21.1	Subsidiaries of AB Private Credit Investors Corporation*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*
101.SCHS	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

Item 16	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023		AB PRIVATE CREDIT INVESTORS CORPORATION

	By:	/s/ J. Brent Humphries
J. Brent Humphries President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2023	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer and Director

Date: March 31, 2023	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: March 31, 2023	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: March 31, 2023	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 31, 2023	By:	/s/ John G. Jordan
John G. Jordan
Director

Date: March 31, 2023	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of AB Private Credit Investors Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AB Private Credit Investors Corporation and its subsidiaries (the “Fund”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and
2021
by correspondence with the administrative agents, portfolio company investees, transfer agents, and the custodian; when replies were not received, we performed other auditing procedures.
We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2023
We have served as the Fund’s auditor since 2016.

AB Private Credit Investors Corporation
Consolidated Statements of Assets and Liabilities

	As of December 31, 2022	As of December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,146,231,264 and $880,415,067)	$1,122,343,258	$886,479,034
Controlled affiliated investments (amortized cost of $0 and $5,465,457)	173,837	6,101,959

Total investments, at fair value (amortized cost of $1,146,231,264 and $885,880,524)	1,122,517,095	892,580,993
Cash and cash equivalents	48,785,985	54,489,043
Interest receivable	9,795,021	3,221,620
Receivable for investments sold	6,428,709	938,678
Receivable for fund shares	2,834,026	22,528,538
Deferred financing costs	1,146,619	3,438,175
Prepaid expenses	226,644	256,534
Prepaid directors’ fee	—	63,025

Total assets	$1,191,734,099	$977,516,606

Liabilities
Credit facility payable	$448,000,000	$380,600,000
Notes payable (net of unamortized discount of $414,624 and $21,813, respectively, and debt issuance costs of $1,229,809 and $673,583, respectively)	245,105,567	212,454,604
Distribution payable	8,909,055	2,340,900
Interest and borrowing expenses payable	8,311,138	2,866,844
Payable for fund shares repurchased	6,304,249	4,736,139
Secured borrowings	5,917,275	10,228,115
Management fees payable	3,778,123	2,653,052
Incentive fee payable	2,534,935	2,660,332
Payable for investments purchased	1,990,087	9,692,322
Payable to Adviser	1,347,210	1,680,410
Accrued tax liability	1,303,918	200,000
Administrator and custodian fees payable	725,470	506,871
Professional fees payable	594,355	597,318
Transfer agent fees payable	34,224	23,019

Total liabilities	$734,855,606	$631,239,926

Commitments and Contingencies (Note 6 )
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 50,228,088 and 35,343,949 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	502,281	353,440
Paid-in capital in excess of par value	485,940,938	339,292,017
Distributable earnings (accumulated loss)	(29,599,112)	6,614,462

Total net assets of AB Private Credit Investors Corporation	$456,844,107	$346,259,919

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$34,386	$16,761

Total net assets	$456,878,493	$346,276,680

Total liabilities and net assets	$1,191,734,099	$977,516,606

Net asset value per share of AB Private Credit Investors Corporation	$9.10	$9.80

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Statements of Operations

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$90,611,073	$51,023,706	$31,357,174
Payment-in-kind interest	2,277,990	1,614,519	862,336
Dividend income	251,076	129,884	—
From controlled affiliated investments:
Interest income, net of amortization/accretion	219,123	112,499	—

Total investment income	93,359,262	52,880,608	32,219,510

Expenses:
Interest and borrowing expenses	32,923,711	13,936,441	8,616,494
Management fees	14,216,401	10,090,280	6,091,338
Income-based incentive fee	6,693,257	3,650,394	1,790,567
Professional fees	1,747,189	2,060,924	1,722,056
Administration and custodian fees	935,080	715,044	451,514
Insurance expenses	630,994	638,402	289,496
Collateral management fees	588,476	1,844,600	1,843,957
Directors’ fees	200,000	200,000	200,000
Transfer agent fees	122,244	79,209	50,199
Organization expenses	—	—	106,510
Capital gains incentive fee	(1,283,044)	1,283,044	—
Other expenses	1,219,394	942,759	625,919

Total expenses	57,993,702	35,441,097	21,788,050
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	259,263	1,392,871	2,439,175
Waived collateral management fees	(588,476)	(1,844,600)	(1,843,957)
Expense reimbursement from Adviser	—	—	(89,757)
Waived management fees	(283,566)	(1,198,763)	(1,863,539)
Waived incentive fees	—	—	(486,784)

Net expenses	57,380,923	33,790,605	19,943,188

Net investment income before taxes	35,978,339	19,090,003	12,276,322

Income tax expense, including excise tax	1,181,087	278,497	—

Net investment income after tax	34,797,252	18,811,506	12,276,322

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	2,272,511	(947,739)	569,369
Controlled affiliated investments	3,901,578	(239)	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(29,951,973)	12,257,397	(4,345,008)
Controlled affiliated investments	(462,665)	636,502	—

Net realized and change in unrealized gains (losses) on investment transactions	(24,240,549)	11,945,921	(3,775,639)

Net increase in net assets resulting from operations	$10,556,703	$30,757,427	$8,500,683

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$5,033	$833	$(879)

Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	$10,551,670	$30,756,594	$8,501,562

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.81	$0.66	$0.66
Earnings per share (basic and diluted):	$0.25	$1.08	$0.46
Weighted average shares outstanding:	42,791,547	28,442,383	18,603,813
See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	34,798,058	(806)	34,797,252
Net realized gain (loss) on investments	—	—	—	6,174,089	—	6,174,089
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(30,420,477)	5,839	(30,414,638)
Capital transactions:
Issuance of common stock	14,537,105	145,371	140,375,520	—	—	140,520,891
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	12,592	12,592
Issuance of common shares pursuant to distribution reinvestment plan	2,452,885	24,529	23,016,069	—	—	23,040,598
Repurchase of common stock	(2,105,851)	(21,059)	(19,910,713)	—	—	(19,931,772)
Distributions to stockholders	—	—	—	(43,597,199)	—	(43,597,199)

Total increase (decrease) for the year ended December 31, 2022	14,884,139	148,841	143,480,876	(33,045,529)	17,625	110,601,813

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	3,168,045	(3,168,045)	—	—

Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493

Distributions declared per share	—	$—	$—	$0.98	$—	$0.98

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

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Statements of Change
s
 in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2019	14,627,401	$146,274	$146,096,298	$(1,680,177)	$—	$144,562,395
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,277,201	(879)	12,276,322
Net realized gain (loss) on investments	—	—	—	569,369	—	569,369
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,345,008)	—	(4,345,008)
Capital transactions:
Issuance of common stock	8,434,606	84,346	75,036,885	—	—	75,121,231
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	1,520	1,520
Issuance of common shares pursuant to distribution reinvestment plan	713,215	7,132	6,349,601	—	—	6,356,733
Distributions to stockholders	—	—	—	(12,182,289)	—	(12,182,289)

Total increase (decrease) for the year ended December 31, 2020	9,147,821	91,478	81,386,486	(3,680,727)	641	77,797,878

Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273

Distributions declared per share	—	$—	$—	$0.68	$—	$0.68

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Statements of Cash Flows

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$10,556,703	$30,757,427	$8,500,683

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(451,815,250)	(529,161,384)	(285,191,479)
Payment-in-kind investments	(2,277,990)	(1,614,519)	(862,336)
Proceeds from sales of investments and principal repayments	206,568,235	187,574,941	96,723,914
Net realized (gain) loss on investments	(6,174,089)	947,978	(569,369)
Net change in unrealized (appreciation) depreciation on investments	30,414,638	(12,893,899)	4,345,008
Amortization of premium and accretion of discount, net	(6,651,646)	(4,399,080)	(2,455,450)
Amortization of discount, debt issuance and deferred financing costs	4,576,317	2,764,057	1,208,387

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(5,490,031)	(858,265)	206,522
(Increase) decrease in interest receivable	(6,573,401)	(957,312)	(414,492)
(Increase) decrease in other assets	—	879	(879)
(Increase) decrease in prepaid directors’ fee	63,025	(63,025)	—
(Increase) decrease in prepaid expenses	29,890	36,134	(180,502)
Increase (decrease) in payable for investments purchased	(7,702,235)	9,692,322	—
Increase (decrease) in due to affiliate	—	(469,453)	469,453
Increase (decrease) in management fees payable	1,125,071	1,119,714	479,642
Increase (decrease) in payable to Adviser	(333,200)	112,158	1,212,997
Increase (decrease) in administrator and custodian fees payable	218,599	370,701	(123,891)
Increase (decrease) in professional fees payable	(2,963)	113,070	(166,592)
Increase (decrease) in accrued tax liability	1,103,918	198,160	(23,455)
Increase (decrease) in incentive fee payable	(125,397)	307,258	1,303,783
Increase (decrease) in transfer agent fees payable	11,205	9,210	4,412
Increase (decrease) in interest and borrowing expenses payable	5,444,294	1,312,658	(1,858,381)
Increase (decrease) in accrued organization costs	—	(106,510)	106,510

Net cash provided by (used for) operating activities	(227,034,307)	(315,206,780)	(177,285,515)

Cash flows from financing activities
Issuance of common stock	160,215,403	148,704,308	61,731,629
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	12,592	15,287	1,520
Repurchase of common stock	(18,363,662)	(30,943,710)	—
Distributions paid	(13,988,446)	(8,311,518)	(5,248,395)
Financing costs paid	(2,802,161)	(3,436,425)	(1,791,264)
Borrowings on notes	246,318,363	—	—
Repayments of notes	(213,150,000)	—	—
Borrowings on credit facility	250,400,000	436,900,000	209,700,000
Repayments of credit facility	(183,000,000)	(187,000,000)	(98,500,000)
Proceeds on secured borrowings	16,181,631	10,228,115	34,901,866
Repayments on secured borrowings	(20,492,471)	(18,870,856)	(16,031,010)

Net cash provided by (used for) financing activities	221,331,249	347,285,201	184,764,346

Net increase (decrease) in cash	(5,703,058)	32,078,421	7,478,831
Cash and cash equivalents, beginning of period	54,489,043	22,410,622	14,931,791

Cash and cash equivalents, end of period	$48,785,985	$54,489,043	$22,410,622

Supplemental and non-cash financing activities
Cash paid during the period for interest	$22,343,129	$9,489,796	$9,196,475
Issuance of common shares pursuant to distribution reinvestment plan	$23,040,598	$9,670,804	$6,356,733
State taxes paid	$77,169	$78,497	$—
See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value — 245.69% (++) + * # ^
U.S. Corporate Debt —236.6 4%
1st Lien/Senior Secured Debt —234.3 1%
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$496,745	$489,122	$488,052
AmerCareRoyal, LLC (2)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	511,273	499,144	502,326
AmerCareRoyal, LLC (1)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,118,091	4,014,301	4,046,024
Cerifi, LLC (3) (4)	Business Services	Revolver	10.07% (S + 5.75%; 1.00% Floor)	04/01/2027	—	(19,595)	(33,234)
Cerifi, LLC (2) (5)	Business Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	03/31/2028	16,066,537	15,771,511	15,584,541
Engage2Excel, Inc. (3) (6)	Business Services	Revolver	10.63% (L + 7.25%; 1.00% Floor)	03/07/2023	351,629	350,588	341,095
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	1,026,967	1,025,881	998,726
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	2,959,179	2,956,519	2,877,801
Metametrics, Inc. (3)	Business Services	Revolver	9.77% (L + 5.00%; 1.00% Floor)	09/10/2025	130,237	124,316	122,097
Metametrics, Inc. (1) (2)	Business Services	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,683,677	4,671,920
MSM Acquisitions, Inc. (3)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	368,247	355,038	240,389
MSM Acquisitions, Inc. (2)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	3,005,143	2,961,347	2,869,912
MSM Acquisitions, Inc. (3) (7)	Business Services	Revolver	12.50% (P + 5.00%; 1.00% Floor)	12/09/2026	569,646	553,338	514,519
MSM Acquisitions, Inc. (1) (2) (5)	Business Services	Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	8,212,239	8,108,554	7,842,688
Rep Tec Intermediate Holdings, Inc. (3)	Business Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	302,547	293,240	276,896
Rep Tec Intermediate Holdings, Inc. (1) (2) (5)	Business Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	14,568,787	14,390,788	14,095,301
Sako and Partners Lower Holdings LLC (3)	Business Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	710,250	649,364	665,859
Sako and Partners Lower Holdings LLC (3)	Business Services	Revolver	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	337,369	301,842	303,188
Sako and Partners Lower Holdings LLC (1) (2) (5)	Business Services	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	14,915,247	14,488,923	14,505,078
Valcourt Holdings II, LLC (1) (3)	Business Services	Delayed Draw Term Loan	9.87% (S + 5.25%; 1.00% Floor)	01/07/2027	1,436,481	1,416,480	1,436,481
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	2,641,197	2,603,425	2,641,197
Valcourt Holdings II, LLC (1) (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	6,279,095	6,191,332	6,279,095
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	1,155,228	1,135,675	1,155,228
AEG Holding Company, Inc. (1)	Consumer Discretionary	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,045,702	1,042,174	1,045,702
AEG Holding Company, Inc. (3)	Consumer Discretionary	Revolver	9.89% (L + 5.50%; 1.00% Floor)	11/20/2023	446,746	442,684	446,746
AEG Holding Company, Inc. (1)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	5,512,963	5,493,673	5,512,963
AEG Holding Company, Inc. (5)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,819,685	1,811,922	1,819,685
Ampler QSR Holdings, LLC (2) (5)	Consumer Non-Cyclical	Term Loan	10.60% (L + 5.875%; 1.00% Floor)	07/21/2027	12,346,801	12,157,380	11,451,658
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	906,057	902,381	776,944
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,129,978	1,125,457	968,956
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,579,576	1,573,226	1,354,486
Freddy’s Frozen Custard, L.L.C (3) (4)	Consumer Non-Cyclical	Revolver	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(3,622)	(4,123)
Freddy’s Frozen Custard, L.L.C (2) (5)	Consumer Non-Cyclical	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	4,856,991	4,814,117	4,808,421
Krispy Krunchy Foods, L.L.C (2)	Consumer Non-Cyclical	Term Loan	9.17% (S + 4.75%; 1.00% Floor)	11/17/2027	9,419,615	9,264,858	9,066,379
Mathnasium LLC (3)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	76,360	72,355
Mathnasium LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	5,399,401	5,311,094	5,277,914
MMP Intermediate, LLC (3) (4)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.75%; 1.00% Floor)	02/15/2027	—	(9,184)	(19,351)
MMP Intermediate, LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	02/15/2027	8,210,266	8,070,540	7,922,907
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	07/11/2025	236,681	230,929	227,214
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	117,139	114,293	112,454
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,970,938	1,961,608	1,892,101
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(8,824)	(84,488)
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Revolver	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(2,206)	(21,122)
TBG Food Acquisition Corp (1) (2)	Consumer Non-Cyclical	Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	6,534,645	6,480,001	6,011,873
5 Bars, LLC (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.99% (L + 4.75%; 1.00% Floor)	09/27/2024	603,543	585,333	594,921
5 Bars, LLC (3) (4)	Digital Infrastructure & Services	Revolver	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	—	(3,414)	(1,617)
5 Bars, LLC (5)	Digital Infrastructure & Services	Term Loan	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	4,742,121	4,715,064	4,730,266

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	$—	$(27,846)	$(40,796)
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Revolver	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(9,752)	(13,055)
Airwavz Solutions, Inc (5)	Digital Infrastructure & Services	Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	5,221,919	5,143,907	5,117,480
Avant Communications, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	—	(8,944)	—
Avant Communications, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	11,226,016	11,037,593	11,226,016
Bridgepointe Technologies, LLC (1) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,867,063	2,762,979	2,730,229
Bridgepointe Technologies, LLC (1) (2) (8)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	3,887,472	3,843,407	3,751,411
Bridgepointe Technologies, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	2,765,645	2,743,404	2,661,933
Bridgepointe Technologies, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(13,012)	(29,156)
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,294,250	2,203,018	2,208,215
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	4,753,445	4,671,568	4,575,191
Coretelligent Intermediate LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	1,918,917	1,894,363	1,824,177
Coretelligent Intermediate LLC (3)	Digital Infrastructure & Services	Revolver	12.00% (P + 4.50%; 1.00% Floor)	10/21/2027	126,642	111,317	91,816
Coretelligent Intermediate LLC (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	7,948,819	7,852,631	7,730,226
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	111,106	110,897	108,051
EvolveIP, LLC (3)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/07/2025	148,331	147,270	132,742
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	6,434,309	6,420,987	6,257,365
Fatbeam, LLC (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(23,079)	(8,048)
Fatbeam, LLC	Digital Infrastructure & Services	Revolver	9.97% (L + 5.75%; 1.00% Floor)	02/22/2026	643,849	634,618	640,630
Fatbeam, LLC (2) (5)	Digital Infrastructure & Services	Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	6,438,490	6,345,468	6,406,298
Firstdigital Communications LLC (3)	Digital Infrastructure & Services	Revolver	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	412,549	387,223	345,113
Firstdigital Communications LLC (2) (5)	Digital Infrastructure & Services	Term Loan	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,428,040	13,065,892
FirstLight Holdco, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	8.38% (L + 4.00%; 1.00% Floor)	07/23/2025	6,195,183	6,042,729	5,947,376
Greenlight Intermediate II, Inc. (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(66,688)	(50,266)
Greenlight Intermediate II, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,230,201	5,238,302
MBS Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(14,092)	(38,967)
MBS Holdings, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	10,363,212	10,213,299	9,948,684
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	614,779	593,150	572,537
MSP Global Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	—	(12,111)	(29,608)
MSP Global Holdings, Inc. (2) (5)	Digital Infrastructure & Services	Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	7,871,107	7,755,826	7,595,618
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	1,230,554	1,204,841	1,190,561
NI Topco, Inc (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	6,639,365	6,507,375	6,423,586
Single Digits, Inc. (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.73% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	599,248	597,286	507,863
Single Digits, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	—	(821)	(63,463)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	3,208,390	3,196,684	2,719,110
Stratus Networks, Inc. (3) (9)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.65% (L + 5.25%; 1.00% Floor)	12/15/2027	330,033	294,377	270,627
Stratus Networks, Inc. (3) (9)	Digital Infrastructure & Services	Revolver	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	976,896	960,427	952,144

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Stratus Networks, Inc. (2) (9)	Digital Infrastructure & Services	Term Loan	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	$7,920,781	$7,785,668	$7,722,762
Thrive Buyer, Inc. (1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	8,257,588	8,132,628	8,133,724
Thrive Buyer, Inc. (3)	Digital Infrastructure & Services	Revolver	12.50% (P + 5.00%; 2.00% Floor)	01/22/2027	147,963	131,922	131,317
Thrive Buyer, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	11,765,473	11,599,744	11,588,991
Towerco IV Holdings, LLC (1) (2) (3) (10)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 4.25%; 1.00% Floor)	04/23/2026	18,094,038	17,893,436	17,776,414
Transtelco Holding, Inc. (2)	Digital Infrastructure & Services	Term Loan	9.98% (L + 5.25%; 0.50% Floor)	03/26/2026	4,708,605	4,683,094	4,508,489
Transtelco Holding, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.50% Floor)	03/26/2026	4,708,605	4,683,985	4,567,347
Accelerate Resources Operating, LLC (3) (4)	Energy	Revolver	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(4,437)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	3,684,022	3,644,714	3,684,022
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	1,889,450	1,855,507	1,841,927
Foundation Risk Partners, Corp. (5)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	2,122,119	2,108,360	2,084,982
Foundation Risk Partners, Corp. (3)	Financials	Revolver	10.32% (S + 6.00%; 0.75% Floor)	10/29/2027	427,437	417,074	409,271
Foundation Risk Partners, Corp. (2)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	787,291	776,726	773,513
Foundation Risk Partners, Corp. (1) (2) (5)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	9,757,328	9,656,553	9,586,574
Galway Borrower, LLC (3) (4)	Financials	Delayed Draw Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(324)	(1,274)
Galway Borrower, LLC (3) (4)	Financials	Revolver	9.98% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(4,314)	(11,492)
Galway Borrower, LLC (1) (2)	Financials	Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	4,251,002	4,193,362	4,070,335
Higginbotham Insurance Agency, Inc. (2) (3)	Financials	Delayed Draw Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	1,418,215	1,400,872	1,376,500
Higginbotham Insurance Agency, Inc. (1) (2) (5)	Financials	Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	8,043,274	7,963,283	7,922,625
Peter C. Foy & Associates Insurance Services, LLC (3) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	1,094,089	1,075,743	1,037,605
Peter C. Foy & Associates Insurance Services, LLC (1) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	5,929,510	5,878,970	5,662,682
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	502,267	495,352	479,665
RSC Acquisition, Inc.	Financials	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	11/02/2026	1,858,816	1,847,931	1,798,405
RSC Acquisition, Inc. (3)	Financials	Delayed Draw Term Loan	10.78% (S + 5.50%; 0.75% Floor)	10/30/2026	208,293	163,003	39,176
Wealth Enhancement Group, LLC (1) (11)	Financials	Delayed Draw Term Loan	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	6,294,610	6,279,281	6,184,455
Wealth Enhancement Group, LLC (3) (11)	Financials	Delayed Draw Term Loan	10.31% (S + 6.00%; 1.00% Floor)	10/04/2027	644,865	641,740	624,421
Wealth Enhancement Group, LLC (3) (4) (11)	Financials	Revolver	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	—	(1,587)	(8,004)
AAH Topco, LLC (1) (2) (3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	9.79% (L + 5.50%; 0.75% Floor)	12/22/2027	3,495,723	3,353,967	3,262,208
AAH Topco, LLC (3) (4)	Healthcare & HCIT	Revolver	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(13,145)	(31,491)
AAH Topco, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	6,485,381	6,369,535	6,225,966
American Physician Partners, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	210,956	207,763	198,310
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,044,619	1,033,760	885,314
American Physician Partners, LLC (3)	Healthcare & HCIT	Revolver	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	346,322	344,287	278,612
American Physician Partners, LLC	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	5,569,954	5,360,739	4,720,536
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	2,223,081	2,143,812	1,884,061
American Physician Partners, LLC (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,197,659	1,156,370	1,015,016
Analogic Corporation (3)	Healthcare & HCIT	Revolver	9.66% (L + 5.25%; 1.00% Floor)	06/22/2023	189,444	189,049	181,958
Analogic Corporation (1) (5)	Healthcare & HCIT	Term Loan	9.66% (L + 5.25%; 1.00% Floor)	06/22/2024	2,074,722	2,063,433	2,002,107
AOM Acquisition, LLC. (3) (4)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(20,267)	(9,140)
AOM Acquisition, LLC. (1) (2)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	7,052,170	6,932,469	6,999,279
BAART Programs, Inc. (1) (3) (12)	Healthcare & HCIT	Delayed Draw Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	3,913,117	3,859,734	3,596,122
BAART Programs, Inc. (1) (2) (12)	Healthcare & HCIT	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	4,721,880	4,688,869	4,497,591

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
BV EMS Buyer, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.75%; 1.00% Floor)	11/23/2027	$764,792	$703,741	$641,249
BV EMS Buyer, Inc. (2)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,520,986	3,420,849	3,397,752
Caregiver 2, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	1,558,643	1,537,782	1,469,021
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	4,672,010	4,621,799	4,403,370
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	670,584	663,377	632,026
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	9.69% (L + 5.25%; 1.00% Floor)	07/24/2025	640,028	630,459	603,227
Choice Health At Home, LLC, (1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	988,121	968,239	895,779
Choice Health At Home, LLC, (1) (2)	Healthcare & HCIT	Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	2,677,708	2,644,479	2,557,211
Coding Solutions Acquisition, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	—	(15,076)	(62,111)
Coding Solutions Acquisition, Inc (3)	Healthcare & HCIT	Revolver	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	159,072	145,189	121,292
Coding Solutions Acquisition, Inc (2) (5)	Healthcare & HCIT	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	5,516,636	5,417,625	5,254,596
Community Based Care Acquisition, Inc. (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	2,034,120	2,003,449	1,948,384
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.75%; 1.00% Floor)	09/16/2027	—	(55,320)	(87,363)
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Revolver	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	—	(13,669)	(34,553)
Community Based Care Acquisition, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	5,288,695	5,203,277	5,077,147
Delaware Valley Management Holdings, Inc. (13)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	368,816	336,057	236,964
Delaware Valley Management Holdings, Inc. (3) (4) (13)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	65,913	58,267	(178,955)
Delaware Valley Management Holdings, Inc. (13)	Healthcare & HCIT	Revolver	— (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	534,876	345,466
Delaware Valley Management Holdings, Inc. (13)	Healthcare & HCIT	Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	3,457,825	3,438,961	2,221,653
FH MD Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.38% (L + 5.00%; 0.75% Floor)	07/22/2028	5,465,408	5,417,025	5,246,792
GHA Buyer, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	810,317	801,655	775,879
GHA Buyer, Inc. (3) (4)	Healthcare & HCIT	Revolver	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	—	(4,821)	(40,421)
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	1,955,034	1,947,826	1,871,945
GHA Buyer, Inc. (1) (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,347,734	5,290,225	5,120,455
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	725,344	714,335	694,517
GHA Buyer, Inc. (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,630,385	4,575,902	4,433,594
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	558,835	552,492	535,085
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 6.00%; 1.00% Floor)	10/15/2027	—	(22,762)	—
Honor HN Buyer, Inc (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	762,672	743,223	758,541
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Revolver	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(4,878)	(2,281)
Honor HN Buyer, Inc (1) (2)	Healthcare & HCIT	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	2,616,861	2,574,759	2,597,235
Medbridge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(18,403)	(30,965)
Medbridge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	957,337	952,433
Medbridge Holdings, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,156,980	15,022,094
Medical Management Resource Group, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	9.83% (L + 5.75%; 0.75% Floor)	09/30/2027	1,574,165	1,530,370	1,515,134
Medical Management Resource Group, LLC (3) (4)	Healthcare & HCIT	Revolver	10.16% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(4,784)	(11,866)
Medical Management Resource Group, LLC (2)	Healthcare & HCIT	Term Loan	10.16% (L + 5.75%; 0.75% Floor)	09/30/2027	3,812,010	3,751,190	3,669,060
Medsuite Purchaser, LLC (3) (4) (14)	Healthcare & HCIT	Delayed Draw Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(41,080)	—
Medsuite Purchaser, LLC (3) (4) (14)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(7,832)	(5,103)
Medsuite Purchaser, LLC (1) (2) (14)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	4,782,533	4,727,484	4,746,664
OMH-HealthEdge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.03% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(3,799)	(1,147)
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	2,121,853	2,092,279	2,116,548
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	963,638	946,724	961,229

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	$3,661,451	$3,618,231	$3,652,297
Pace Health Companies, LLC (3) (4)	Healthcare & HCIT	Revolver	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(2,053)	(1,542)
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	5,140,906	5,122,407	5,128,053
Pinnacle Dermatology Management, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.55% (S + 5.75%; 0.75% Floor)	12/08/2028	462,795	449,342	421,791
Pinnacle Dermatology Management, LLC (3) (15)	Healthcare & HCIT	Revolver	8.74% (L + 4.00%; 0.75% Floor)	12/08/2026	153,627	142,959	146,906
Pinnacle Dermatology Management, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,608,718	5,494,471	5,356,325
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	343,635	342,065	335,904
Pinnacle Treatment Centers, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	—	(1,223)	(6,591)
Pinnacle Treatment Centers, Inc. (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	286,781	280,374	280,329
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	147,916	147,916	144,588
Pinnacle Treatment Centers, Inc. (2) (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	4,086,076	4,086,076	3,994,140
Priority Ondemand Midco 2,L.P (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	—	(22,041)	(30,472)
Priority Ondemand Midco 2,L.P (1) (2)	Healthcare & HCIT	Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	7,617,883	7,493,551	7,465,525
RCP Encore Acquisition, Inc. (13)	Healthcare & HCIT	Term Loan	— (L + 5.00%; 1.00% Floor)	06/07/2025	3,328,678	3,230,584	33,287
Redwood Family Care Network, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	681,697	590,071	573,016
Redwood Family Care Network, Inc. (1)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	5,829,798	5,748,005	5,684,053
Redwood Family Care Network, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(8,245)	(14,718)
Redwood Family Care Network, Inc. (5)	Healthcare & HCIT	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	6,668,555	6,575,155	6,501,841
Salisbury House, LLC (3)	Healthcare & HCIT	Revolver	9.24% (S + 5.00%; 1.00% Floor)	08/30/2025	179,337	173,206	162,524
Salisbury House, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,874,710	3,786,869
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,237,525	1,215,852	1,191,118
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,137,143	1,125,353	1,094,500
Sandstone Care Holdings, LLC (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	—	(10,812)	(26,502)
Sandstone Care Holdings, LLC (3)	Healthcare & HCIT	Revolver	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	235,569	220,425	208,773
Sandstone Care Holdings, LLC (1) (5)	Healthcare & HCIT	Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	4,687,823	4,591,008	4,535,469
SCA Buyer, LLC (3)	Healthcare & HCIT	Revolver	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	386,309	380,329	360,555
SCA Buyer, LLC (2)	Healthcare & HCIT	Term Loan	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	3,795,490	3,759,075	3,643,671
SIS Purchaser, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(12,996)	(37,893)
SIS Purchaser, Inc. (2)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	2,405,941	2,374,979	2,327,748
SIS Purchaser, Inc. (1) (2) (5)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	12,568,947	12,422,981	12,160,456
Smile Brands, Inc. (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	482,953	481,469	445,524
Smile Brands, Inc. (3)	Healthcare & HCIT	Revolver	11.00% (P + 3.50%; 0.75% Floor)	10/12/2025	88,025	87,613	68,277
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	1,590,621	1,585,335	1,467,348
Spark DSO LLC (3) (4)	Healthcare & HCIT	Revolver	9.99% (L + 6.25%; 1.00% Floor)	04/20/2026	—	(13,111)	(38,702)
Spark DSO LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.99% (L + 6.25%; 1.00% Floor)	04/19/2026	7,274,395	7,188,032	7,019,791
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.50%; 1.00% Floor)	08/15/2025	456,510	441,385	430,864
The Center for Orthopedic and Research Excellence, Inc. (2) (16)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 6.00%; 1.00% Floor)	08/15/2025	1,735,098	1,716,275	1,700,396
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	1,141,583	1,137,251	1,113,044
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Revolver	10.56% (S + 6.00%; 1.00% Floor)	08/15/2025	552,426	546,948	535,162
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare & HCIT	Term Loan	10.41% (S + 6.00%; 1.00% Floor)	08/15/2025	3,232,332	3,186,733	3,151,523
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare & HCIT	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	4,843,650	4,802,458	4,722,559
West Dermatology (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(33,915)	(522,447)
West Dermatology (3) (4)	Healthcare & HCIT	Revolver	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(22,620)	(186,588)
West Dermatology (1) (2) (5)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	12,594,247	12,365,225	10,705,110
Activ Software Holdings, LLC (3) (4)	Software & Tech Services	Revolver	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(9,501)	(21,087)
Activ Software Holdings, LLC (1) (2) (5)	Software & Tech Services	Term Loan	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	7,988,807	7,871,886	7,729,171
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(14,110)	(15,770)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	$—	$(10,084)	$(11,264)
Admiral Buyer, Inc (1)	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	5,842,640	5,738,028	5,725,787
AMI US Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	9.63% (L + 5.25%)	04/01/2024	—	(5,893)	—
AMI US Holdings, Inc. (1)	Software & Tech Services	Term Loan	9.63% (L + 5.25%; 1.00% Floor)	04/01/2025	8,007,035	7,938,572	8,007,035
Avalara, Inc. (3) (4)	Software & Tech Services	Revolver	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(25,767)	(26,634)
Avalara, Inc. (2) (5)	Software & Tech Services	Term Loan	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,396,078	10,387,404
Avetta, LLC (3) (4)	Software & Tech Services	Revolver	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(2,142)	(2,472)
Avetta, LLC (2)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	6,768,472	6,704,614	6,734,630
Avetta, LLC (1)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	4,196,029	4,171,041	4,175,049
Avetta, LLC (1) (5)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	3,187,003	3,161,068	3,171,068
Bonterra, LLC (3) (4) (17)	Software & Tech Services	Delayed Draw Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	—	(17,010)	(68,655)
Bonterra, LLC (3) (17)	Software & Tech Services	Revolver	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	428,359	414,759	390,927
Bonterra, LLC (1) (2) (5) (17)	Software & Tech Services	Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	15,595,728	15,416,612	15,088,867
Brightspot Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	—	(11,138)	(20,409)
Brightspot Buyer, Inc (2)	Software & Tech Services	Term Loan	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	5,215,571	5,130,177	5,059,104
BSI2 Hold Nettle, LLC (3) (4)	Software & Tech Services	Revolver	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	—	(8,123)	(10,306)
BSI2 Hold Nettle, LLC (2) (5)	Software & Tech Services	Term Loan	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	4,699,602	4,634,781	4,617,359
BusinesSolver.com, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.88% (L + 5.50%; 0.75% Floor)	12/01/2027	169,881	160,968	120,219
BusinesSolver.com, Inc. (2) (5)	Software & Tech Services	Term Loan	10.23% (L + 5.50%; 0.75% Floor)	12/01/2027	7,324,613	7,264,046	7,104,875
Certify, Inc	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	399,689	397,724	396,692
Certify, Inc (5)	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	479,627	477,590	476,030
Certify, Inc (3)	Software & Tech Services	Revolver	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	39,969	39,838	38,770
Certify, Inc (1) (2) (5)	Software & Tech Services	Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	3,916,954	3,897,691	3,887,577
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,196)	(27,118)
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Revolver	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,201)	(17,731)
Community Brands Parentco, LLC (1) (2)	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	7,039,335	6,915,224	6,740,163
Datacor, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	10.09% (S + 5.75%; 1.00% Floor)	12/29/2025	1,113,561	1,084,969	1,100,835
Datacor, Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(7,696)	(9,658)
Datacor, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	13,841,011	13,618,560	13,633,396
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(4,052)	(34,785)
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(11,955)	(26,433)
Degreed, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(1,544)	(12,534)
Degreed, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	2,793,161	2,776,565	2,709,367
Degreed, Inc. (1) (5)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	5,172,233	5,138,480	5,017,066
Dispatch Track, LLC (3) (4)	Software & Tech Services	Revolver	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(1,812)	(3,019)
Dispatch Track, LLC (1) (2)	Software & Tech Services	Term Loan	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,777,608	9,751,437
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	8.63% (L + 4.25%)	07/30/2025	3,292,167	3,285,890	3,226,324
EET Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	—	(11,261)	(13,816)
EET Buyer, Inc. (2) (5)	Software & Tech Services	Term Loan	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	6,856,127	6,744,365	6,719,005
Exterro, Inc. (3) (4)	Software & Tech Services	Revolver	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(1,197)	(1,238)
Exterro, Inc. (2) (5)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,184,219	6,206,710
Exterro, Inc. (1) (2)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,752,695	5,780,077
Exterro, Inc. (1)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,779,059	2,779,483
Faithlife, LLC (1) (2)	Software & Tech Services	Delayed Draw Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	708,304	700,650	708,304
Faithlife, LLC (3) (4)	Software & Tech Services	Revolver	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	—	(3,059)	—
Faithlife, LLC (1) (2)	Software & Tech Services	Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	304,180	300,827	304,180
Fusion Holding Corp (3) (4)	Software & Tech Services	Revolver	10.78% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(29,257)	(34,480)
Fusion Holding Corp (1) (2) (5)	Software & Tech Services	Term Loan	10.78% (S + 6.25%; 0.75% Floor)	09/15/2029	16,895,061	16,530,288	16,472,685
Fusion Risk Management Inc (3) (4)	Software & Tech Services	Revolver	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	—	(18,154)	(29,850)
Fusion Risk Management Inc (1) (5)	Software & Tech Services	Term Loan	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	8,610,210	8,428,666	8,308,852
Genesis Acquisition Co. (5)	Software & Tech Services	Revolver	8.48% (L + 3.75%)	07/31/2024	202,400	201,292	196,834
Genesis Acquisition Co. (1) (2)	Software & Tech Services	Term Loan	7.92% (L + 3.75%)	07/31/2024	1,360,788	1,352,870	1,323,367
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(19,492)	(30,806)
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(14,303)	(15,112)
Greenhouse Software, Inc. (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,179,502	12,067,424
Greenhouse Software, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,164,695	14,145,275
Gryphon-Redwood Acquisition LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	—	(26,449)	(35,685)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	$3,521,435	$3,463,723	$3,442,202
GS AcquisitionCo, Inc. (3) (4)	Software & Tech Services	Revolver	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(1,923)	(18,268)
GS AcquisitionCo, Inc. (1) (2) (5) (18)	Software & Tech Services	Term Loan	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	9,479,087	9,448,353	9,099,923
Iodine Software, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(41,099)	(25,771)
Iodine Software, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	7,956,211	7,838,340	7,797,087
Iodine Software, LLC (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(16,085)	(21,781)
Iodine Software, LLC (1) (2)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	5,281,749	5,203,738	5,176,114
Kaseya Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(8,852)	(19,103)
Kaseya Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(4,425)	(23,879)
Kaseya Inc. (1) (2)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	10,506,804	10,360,743	10,112,799
Mavenlink, Inc. (3)	Software & Tech Services	Revolver	9.89% (L + 5.75%; 0.75% Floor)	06/03/2027	357,963	328,924	308,743
Mavenlink, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.14% (L + 5.75%; 0.75% Floor)	06/03/2027	15,034,451	14,790,523	14,621,004
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.49% (L + 4.75%; 1.00% Floor)	04/21/2027	581,896	578,330	580,442
Moon Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(12,657)	(2,909)
Moon Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	6,304,848	6,236,280	6,289,086
Mykaarma Acquisition LLC (3) (4)	Software & Tech Services	Revolver	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(10,357)	(16,313)
Mykaarma Acquisition LLC (2) (5)	Software & Tech Services	Term Loan	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,103,707	5,997,612	5,935,855
Navigate360, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	1,808,174	1,786,326	1,772,010
Navigate360, LLC (3) (4)	Software & Tech Services	Revolver	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	—	(10,211)	(12,085)
Navigate360, LLC (2)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	2,265,796	2,221,961	2,220,480
Navigate360, LLC (5)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	4,197,924	4,125,548	4,113,965
Netwrix Corporation And Concept Searching Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	548,139	543,652	521,729
Netwrix Corporation And Concept Searching Inc. (3) (4)	Software & Tech Services	Revolver	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,349)	(7,748)
Netwrix Corporation And Concept Searching Inc. (1) (2)	Software & Tech Services	Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	9,204,116	9,181,651	9,112,075
Ping Identity Corporation (3) (4)	Software & Tech Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(29,103)	(30,084)
Ping Identity Corporation (1) (2) (5)	Software & Tech Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,741,078	11,732,609
Ranger Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.88% (L + 5.50%; 0.75% Floor)	11/18/2027	—	(19,742)	(29,981)
Ranger Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.88% (L + 5.50%; 0.75% Floor)	11/17/2028	14,282,859	14,033,779	13,925,788
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(21,889)	(35,512)
Sauce Labs, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,925,189	1,895,279	1,877,059
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Revolver	10.31% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(19,953)	(32,046)
Sauce Labs, Inc. (2) (5)	Software & Tech Services	Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	7,504,362	7,377,979	7,316,753
Saviynt, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(151,721)	(152,450)
Saviynt, Inc. (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(15,172)	(15,245)
Saviynt, Inc. (2) (5)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	18,293,942	17,838,779	17,836,593
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(3,101)	(8,260)
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Revolver	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,481)	(4,626)
ScyllaDB, Inc. (5)	Software & Tech Services	Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	2,643,348	2,577,310	2,597,089
Securonix, Inc. (3) (4)	Software & Tech Services	Revolver	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(23,716)	(69,225)
Securonix, Inc. (2) (5)	Software & Tech Services	Term Loan	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,414,561	8,161,730
Sirsi Corporation (3) (4)	Software & Tech Services	Revolver	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(2,145)	(2,769)
Sirsi Corporation (1) (2)	Software & Tech Services	Term Loan	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	6,591,250	6,563,978	6,558,294
Smartlinx Solutions, LLC (3)	Software & Tech Services	Revolver	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	129,871	127,080	114,286
Smartlinx Solutions, LLC	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	493,137	484,961	478,342
Smartlinx Solutions, LLC (1) (2) (5)	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	5,620,327	5,559,389	5,451,717
Soladoc, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(21,438)	(53,003)
Soladoc, LLC (3) (4)	Software & Tech Services	Revolver	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(10,724)	(19,140)
Soladoc, LLC (1) (2)	Software & Tech Services	Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,781,986	5,697,825
SugarCRM, Inc. (3) (4)	Software & Tech Services	Revolver	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(1,483)	(4,654)
SugarCRM, Inc. (1) (5)	Software & Tech Services	Term Loan	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,243,198	4,204,792
Sundance Group Holdings, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,493,454	3,449,704
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	—	(21,522)	(39,020)
Sundance Group Holdings, Inc. (2) (5)	Software & Tech Services	Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,644,830	11,499,012
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	10.93% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	450,131	451,036
Swiftpage, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	—	(414)	(9,576)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	$222,833	$222,285	$213,363
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	2,420,745	2,416,550	2,317,863
Sysnet North America, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.50% (L + 5.00%; 1.00% Floor)	12/01/2026	8,862,217	8,790,246	8,552,039
Telcor Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,400)	(7,996)
Telcor Buyer, Inc. (1) (2)	Software & Tech Services	Term Loan	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	9,304,625	9,195,815	9,048,748
Telesoft Holdings, LLC (3)	Software & Tech Services	Revolver	10.14% (L + 5.75%; 1.00% Floor)	12/16/2025	49,739	43,024	36,309
Telesoft Holdings, LLC (2) (5)	Software & Tech Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	12/16/2025	5,804,526	5,737,622	5,673,924
TRGRP, Inc. (3) (4)	Software & Tech Services	Revolver	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(1,126)	—
TRGRP, Inc. (2) (5)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	5,052,223	5,025,591	5,052,223
TRGRP, Inc. (2)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,370,051	2,355,364	2,370,051
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,128,534	1,124,106	1,128,534
Unanet, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(37,535)	(37,904)
Unanet, Inc. (3) (4)	Software & Tech Services	Revolver	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(25,270)	(25,270)
Unanet, Inc. (2) (5)	Software & Tech Services	Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	12,003,044	11,764,925	11,762,983
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.22% (L + 6.50%; 1.00% Floor)	04/30/2027	272,766	268,398	267,992
Ungerboeck Systems International, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	676,978
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	322,391	318,814	315,943
Ungerboeck Systems International, LLC (3) (4)	Software & Tech Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	—	(3,012)	(4,588)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	11.28% (L + 6.50%; 1.00% Floor)	04/30/2027	136,383	133,886	133,655
Ungerboeck Systems International, LLC (2) (5)	Software & Tech Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,687,154	2,662,931
Vectra AI, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(18,778)	(34,914)
Vectra AI, Inc. (3) (4)	Software & Tech Services	Revolver	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(3,756)	(6,983)
Vectra AI, Inc. (2) (5)	Software & Tech Services	Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,204,291	3,160,862
Vehlo Purchaser, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,133,560	6,148,719
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Revolver	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	—	(16,782)	(18,586)
Vehlo Purchaser, LLC (1) (2) (5)	Software & Tech Services	Term Loan	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,000,883	21,968,118
Velocity Purchaser Corporation (3) (4)	Software & Tech Services	Revolver	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	—	(611)	(483)
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	2,412,446	2,405,375	2,406,415
Velocity Purchaser Corporation (1) (2)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	4,765,411	4,735,630	4,753,497
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	600,106	597,933	598,605
Veracross LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(13,965)	(37,549)
Veracross LLC (3) (4)	Software & Tech Services	Revolver	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(18,636)	(36,158)
Veracross LLC (5)	Software & Tech Services	Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	12,906,513	12,701,489	12,487,052
Zendesk, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(32,741)	(33,335)
Zendesk, Inc. (3) (4)	Software & Tech Services	Revolver	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(26,961)	(27,453)
Zendesk, Inc. (2) (5)	Software & Tech Services	Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	13,334,101	13,072,194	13,067,419
Dillon Logistics, Inc. (13)	Transport & Logistics	Revolver	— (P + 6.00%; 1.00% Floor)	12/11/2023	834,642	750,748	54,586
Dillon Logistics, Inc. (13)	Transport & Logistics	Term Loan	— (L + 7.00%; 1.00% Floor)	12/11/2023	3,079,544	2,673,820	201,402

Total U.S. 1st Lien/Senior Secured Debt						1,097,596,835	1,070,520,769

2nd Lien/Junior Secured Debt —2.33%
Conterra Ultra Broadband Holdings, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	13.01% (L + 8.50%; 1.00% Floor)	04/30/2027	$6,537,710	$6,476,655	$6,521,366
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	11.88% (L + 7.50%)	04/17/2026	1,230,107	1,216,529	1,199,354
Symplr Software, Inc. (1) (2)	Software & Tech Services	Term Loan	12.07% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,083,175	2,919,316

Total U.S. 2nd Lien/Junior Secured Debt						10,776,359	10,640,036

Total U.S. Corporate Debt						1,108,373,194	1,081,160,805

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Canadian Corporate Debt —3.87%
1st Lien/Senior Secured Debt —3.87%
McNairn Holdings Ltd. (1) (19)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$739,507	$730,174	$726,566
Syntax Systems Ltd (1) (2) (19)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 0.75% Floor)	10/29/2028	8,773,543	8,699,024	8,334,866
Syntax Systems Ltd (3) (19)	Digital Infrastructure & Services	Revolver	10.04% (L + 5.75%; 0.75% Floor)	10/29/2026	649,103	641,599	600,420
Syntax Systems Ltd (3) (4) (19)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.13% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(20,396)	(121,707)
Banneker V Acquisition, Inc. (2) (5) (19)	Software & Tech Services	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	7,105,235	7,011,398	7,105,235
Banneker V Acquisition, Inc. (3) (4) (19)	Software & Tech Services	Revolver	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(3,068)	—
Banneker V Acquisition, Inc. (2) (19)	Software & Tech Services	Delayed Draw Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	1,024,233	1,012,076	1,024,233

Total Canadian 1st Lien/Senior Secured Debt						18,070,807	17,669,613

Total Canadian Corporate Debt						18,070,807	17,669,613

Portfolio Company	Class/Series	Industry	Initial Acquisition Date	Shares	Cost	Fair Value
U.S. Preferred Stock —2.02%
MSP Global Holdings, Inc (20) (21) (22)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$272,826	$234,701
Bowline Topco LLC ^^ (20) (21) (23)	LLC Units	Energy	08/09/2021	2,946,390	—	173,837
SBS Ultimate Holdings, LP (20) (21)	Class A	Healthcare & HCIT	09/18/2020	217,710	861,878	266
Concerto Health AI Solutions, LLC (20) (21) (24)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	351,172
Alphasense, Inc. (19) (20) (21)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	474,027
Datarobot, Inc. (20) (21)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	80,863
Datarobot, Inc. (20) (21)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	364,025
Degreed, Inc. (20) (21)	Series D	Software & Tech Services	04/30/2021	16,943	278,308	260,465
Degreed, Inc. (20) (21)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	358,800
Heap, Inc. (20) (21)	Series D	Software & Tech Services	11/24/2021	17,425	147,443	148,351
Heap, Inc. (20) (21)	Series C	Software & Tech Services	05/21/2019	189,617	696,351	1,032,478
Kaseya, Inc. (20) (21) (25)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,377,730
Netskope, Inc. (20) (21)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	377,701
Phenom People, Inc. (20) (21)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	444,061
Protoscale Rubrik, LLC (20) (21)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	687,828
Swyft Parent Holdings LP (20) (21) (26)	LP Interests	Software & Tech Services	02/07/2022	850,470	811,438	840,825
Symplr Software Intermediate Holdings, Inc. (20) (21)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	1,901,763
Vectra AI, Inc (20) (21)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	109,329
Total U.S. Preferred Stock					8,168,876	9,218,222
U.S. Common Stock —1.72%
Global Radar Holdings, LLC (20) (21) (27)	Earn Out	Business Services	11/08/2022	125	$—	$2,179
AEG Holding Company, Inc. (20) (21)	Class A	Consumer Discretionary	11/20/2017	320	321,309	338,179
Freddy’s Frozen Custard, LLC (20) (21) (28)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	122,100
8x8, Inc. (19) (21) (29)	Common Units	Digital Infrastructure & Services		7,886	170,890	34,068
Avant Communications, LLC (20) (21) (30)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	300,030
Coretelligent Intermediate, LLC (20) (21) (31)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	332,454

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Class/Series	Industry	Initial Acquisition Date	Shares	Cost	Fair Value
MSP Global Holdings, Inc (20) (21) (22)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$61,111	$52,571
NEPCORE Parent Holdings, LLC (20) (21)	Class A	Digital Infrastructure & Services	10/21/2021	95	95,249	74,585
Thrive Parent, LLC (20) (21)	Class L	Digital Infrastructure & Services	01/22/2021	100,219	263,195	406,456
Agape Care Group (20) (21) (32)	LP Interests	Healthcare & HCIT	10/14/2021	590,203	590,203	830,544
American Outcomes Management, L.P. (20) (21) (32)	Class A	Healthcare & HCIT	02/17/2022	290,393	290,393	515,299
Community Based Care Holdings, LP (20) (21)	LP Interests	Healthcare & HCIT	01/03/2022	179	178,916	191,113
Health Platform Group, Inc (20) (21)	Earn Out	Healthcare & HCIT	10/31/2020	16,502	—	—
INH Group Holdings, Inc. (20) (21)	Class A	Healthcare & HCIT	01/31/2019	484,552	484,552	6,249
Medical Management Resource Group, LLC (20) (21) (34)	Class B	Healthcare & HCIT	09/30/2021	34,492	34,492	38,533
Millin Purchaser, LLC (20) (21) (35)	Class A	Healthcare & HCIT	03/31/2022	86,555	86,555	81,204
People’s Care (20) (21) (36)	Class A	Healthcare & HCIT	06/18/2021	77	78,284	83,644
American Safety Holdings Corp. (20) (21) (37)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	253,338
Brightspot Holdco, LLC (20) (21)	LLC Units	Software & Tech Services	11/16/2021	433,207	433,207	427,682
Human Security (20) (21)	Common Shares	Software & Tech Services	07/29/2022	339,568	953,134	953,127
Mykaarma Acquisition LLC (20) (21)	Class A	Software & Tech Services	03/21/2022	257,031	257,031	277,758
Radiant Logic, Inc. (20) (21) (38)	Class A	Software & Tech Services	04/21/2021	3600	35,999	55,819
Ranger Lexipol Holdings, LLC (20) (21)	Class B	Software & Tech Services	11/18/2021	433	—	175,219
Ranger Lexipol Holdings, LLC (20) (21)	Class A	Software & Tech Services	11/18/2021	433	433,207	404,565
Samsara Networks, Inc. (19) (21) (29)	Class A	Software & Tech Services		33,451	369,998	415,796
Stripe, Inc. (20) (21)	Class B	Software & Tech Services	05/17/2021	4,158	166,854	123,181
Swyft Parent Holdings LP (20) (21) (27)	LP Interests	Software & Tech Services	02/07/2022	4,485	—	76,262
Vehlo Purchaser, LLC (20) (21) (39)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	162,814
Omni Logistics, LLC (20) (21) (40)	LP Interests	Transport & Logistics	02/05/2021	193,770	120,614	471,569
Road One (21) (41)	Class A	Transport & Logistics	12/28/2022	66,441,840	664,418	664,418

Total U.S. Common Stock					7,179,288	7,870,756
U.S. Warrants —0.17%
SBS Ultimate Holdings, LP, expire 09/18/2030 (2 1 )	Class A	Healthcare & HCIT	09/18/2020	17,419	$—	$—
Alphasense, Inc., expire 05/29/2027 (19) (20) (21)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	480,369
Degreed, Inc., expire 04/11/2028 (20) (21)	Series D	Software & Tech Services	04/11/2021	7,624	—	17,163
Degreed, Inc., expire 05/31/2026 (20) (21)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	109,950
Degreed, Inc., expire 08/18/2029 (20) (21)	Common Shares	Software & Tech Services	08/18/2022	9,374	—	45,483
ScyllaDB, Inc., expire 09/08/2032 (20) (21)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	44,046
Vectra AI, Inc., expire 03/18/203 1 (20) (21)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	79,903

Total U.S. Warrants					184,077	776,914
United Kingdom Warrants —0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (20) (21)	Preferred Units	Software & Tech Services	12/30/2020	8,832	$159,859	$217,181

Total United Kingdom Warrants					159,859	217,181
Portfolio Company	Class/Series			Shares	Cost	Fair Value
Investment Companies —1.22%
Orangewood WWB Co-Invest, L.P. (21) (42)	LP Interests			829,314	$829,314	$829,314
ORCP III Triton Co-Investors, L.P. (21) (42)	LP Interests			341,592	98,394	420,500
AB Equity Investors, L.P. (21) (42)	LP Interests			984,786	984,786	1,307,429
Falcon Co-Investment Partners, L.P. (21) (42)	LP Interests			812,734	812,734	813,547
GHP E Aggregator, LLC (20) (41)	LLC Units			417,813	186,588	614,185

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Class/Series			Shares	Cost	Fair Value
GHP SPV 2, L.P. (19) (21) (42)	LP Interests			244,920	$244,920	$230,225
Magenta Blocker Aggregator, LP (21) (42)	Class A			821,396	676,978	1,126,955
Palms Co-Investment Partners, L.P. (21) (42)	LP Interests			261,449	261,449	261,449

Total Investment Companies					4,095,163	5,603,604

TOTAL INVESTMENTS—245.69% (4 3 )					$1,146,231,264	$1,122,517,095

Cash Equivalents —6.34%
U.S. Investment Companies —6.34%
Blackrock T Fund I (29) (44)	Money Market	Money Market Portfolio	4.03% (45)	14,121,193	$14,121,193	$141,121,193
State Street Institutional US Government Money Market Fund (29) (44)	Money Market	Money Market Portfolio	4.12% (45)	14,850,792	14,850,792	14,850,792
Total U.S. Investment Companies					28,971,985	28,971,985

Total Cash Equivalents					28,971,985	28,971,985

LIABILITIES IN EXCESS OF OTHER ASSETS —(152.03%)						$(694,610,587)

NET ASSETS—100.00%						$456,878,493

(++)
Unless otherwise indicated, all securities represent
co-investments
made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

+
As of December 31, 2022, qualifying assets represented 96.90% of total assets. Under the 1940 Act we may not acquire any non-qualifying
assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR and SOFR loans are typically indexed to
30-day,
60-day,
90-day
or
180-day
rates (1M, 3M or 6M, respectively) at the borrower’s option. LIBOR and SOFR loans may be subject to interest floors. As of December 31, 2022, rates for weekly 1M L, 3M L 6M L, 1M S, 3M S and 6M S are 4.39%, 4.73%, 5.15%, 4.42%, 4.73% and 4.98%, respectively. As of December 31, 2022, the U.S. Prime rate was 7.50%.

^^
As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Related Party Transactions”.

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

(5)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(6)	$72,677 of the funded par amount accrues interest at 13.75% (P + 6.25%; 1.00% Floor).
(7)	$45,939 of the funded par amount accrues interest at 12.50% (P + 5.00%; 1.00% Floor).
(8)	$1,512,183 of the funded par amount accrues interest at 10.48% (S + 5.75%; 1.00% Floor).
(9)	Saturn Borrower Inc. has been renamed to Stratus Networks, Inc. in 2022.
(10)	$351,242 of the funded par amount accrues interest at 8.68% (L + 3.00%; 1.00% Floor).
(11)	TA/WEG Holdings, LLC has been renamed to Wealth Enhancement Group, LLC in 2022.
(12)	MedMark Services, Inc. has been renamed to BAART Programs, Inc. in 2022.
(13)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(14)	Millin Purchaser LLC. has been renamed to Medsuite Purchaser, LLC in 2022.
(15)	$30,725 of the funded par amount accrues interest at 10.50% (P + 3.00%; 2.00% Floor).
(16)	$259,315 of the funded par amount accrues interest at 10.24% (L + 5.75%; 1.00% Floor).
(17)	Cybergrants Holdings, LLC has been renamed to Bonterra LLC in 2022.
(18)	$243,046 of the funded par amount accrues interest at 10.40% (S + 5.75%; 1.00% Floor).
(19)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(20)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of December 31,

2022, the aggregate fair value of these securities is 17,633,209 or 3.86
% of the Fund’s net assets. The initial acquisition dates have been included for securities.

(21)	Non-income producing investment.
(22)	Position or portion thereof held by Ntiva Investments, LLC.
(23)	Position or portion thereof is held through ABPCIC BE Holdings, LLC, a consolidated subsidiary.
(24)	Position or portion thereof is held through ABPCIC Concerto Holdings LLC, a consolidated subsidiary.
(25)	Position or portion thereof is held through Knockout Intermediate Holdings I, Inc.
(26)	Position or portion thereof is held by ABPCIC Swyft Holdings LLC, a consolidated subsidiary, which is held by ABPCIC Equity Holdings, LLC.
(27)	Position or portion thereof is held by ABPCIC Global Radar, LLC, a consolidated subsidiary.
(28)	Position or portion thereof is held by Freddy’s Acquisition, LP.
(29)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(30)	Position or portion thereof is held by Pamlico Avant Holdings L.P. which is held by ABPCIC Avant, LLC, a consolidated subsidiary.
(31)	Position or portion thereof is held by Nepcore Parent Holdings, LLC.
(32)	Position or portion thereof is held by REP Coinvest III AGP Blocker, L.P. which is held by ABPCIC Equity Holdings, LLC.
(33)	Position or portion thereof held by REP AOM Holdings which is held by ABPCIC AOM LLC, a consolidated subsidiary.
(34)	Position or portion thereof is held through Advantage AVP Parent Holdings, L.P.
(35)	Position or portion thereof is held by GSV MedSuite Investments, LLC.
(36)	Position or portion thereof is held through RCFN Parent, LP.

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

(37)	Position or portion thereof is held by REP Coinvest III Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(38)	Position or portion thereof is held by Moon Topco, L.P.
(39)	Position or portion thereof is held by GSV Vehlo Investments, LLC.
(40)	Position or portion thereof is held by REP Coinvest III-A Omni, L.P. which is held by ABPCIC Equity Holdings, LLC.
(41)	Position or portion thereof held by REP RO Coinvest IV A Blocker.
(42)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(4 3 )
Aggregate gross unrealized appreciation for federal income tax purposes is $7,142,498; aggregate gross unrealized depreciation for federal income tax purposes is $30,898,346. Net unrealized depreciation is $23,755,848 based upon a tax cost basis of $1,146,272,943.

(44)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(45)	The rate shown is the annualized seven-day yield as of December 31, 2022.
L - LIBOR
P - Prime
PIK -
Payment-In-Kind
S - SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value—257.77% (++) + * # ^
U.S. Corporate Debt—244.00%
1st Lien/Senior Secured Debt—240.92%
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$526,726	$522,476	$492,489
AmerCareRoyal, LLC (2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	542,157	537,783	506,917
AmerCareRoyal, LLC (1)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	4,369,977	4,340,035	4,085,928
BEP Borrower Holdco, LLC (2) (3)	Business Services	Delayed Draw Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	1,272,200	1,260,728	1,272,200
BEP Borrower Holdco, LLC (4) (5)	Business Services	Revolver	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	—	(3,190)	—
BEP Borrower Holdco, LLC (1)	Business Services	Term Loan	5.25% (L + 4.25%; 1.00% Floor)	06/12/2024	3,392,534	3,365,460	3,392,534
Engage2Excel, Inc. (1) (4)	Business Services	Revolver	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	373,874	371,898	370,041
Engage2Excel, Inc. (1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	1,037,292	1,030,411	1,026,919
Engage2Excel, Inc. (1)	Business Services	Term Loan	9.00% (L + 6.00%; 2.00% PIK; 1.00% Floor)	03/07/2023	2,989,244	2,972,409	2,959,351
Global Radar Holdings, LLC (4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	—	(1,874)	—
Global Radar Holdings, LLC (2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/31/2025	7,494,115	7,370,436	7,494,115
Metametrics, Inc. (4)	Business Services	Revolver	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	260,473	252,392	260,473
Metametrics, Inc. (1) (2)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,668,040	4,731,059
MSM Acquisitions, Inc. (4) (5)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	—	(14,764)	—
MSM Acquisitions, Inc. (2)	Business Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	3,035,769	2,982,201	3,020,590
MSM Acquisitions, Inc. (4)	Business Services	Revolver	8.25% (P + 5.00%; 2.00% Floor)	12/09/2026	113,317	93,015	107,191
MSM Acquisitions, Inc. (1) (2) (3)	Business Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/09/2026	8,295,612	8,164,830	8,254,134
Rep Tec Intermediate Holdings, Inc. (4) (5)	Business Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	—	(12,973)	—
Rep Tec Intermediate Holdings,Inc. (1) (2) (3)	Business Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/01/2027	14,386,927	14,150,969	14,386,927
Valcourt Holdings II, LLC (1) (4)	Business Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	629,494	604,560	629,494
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	2,668,148	2,620,810	2,668,148
Valcourt Holdings II, LLC (1) (2)	Business Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	01/07/2027	6,343,167	6,233,173	6,343,167
AEG Holding Company , Inc. (1)	Consumer Discretionary	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,056,538	1,049,248	1,056,538
AEG Holding Company, Inc. (4) (5)	Consumer Discretionary	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	—	(8,444)	—
AEG Holding Company, Inc. (3)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	1,838,542	1,821,998	1,838,542
AEG Holding Company, Inc. (1)	Consumer Discretionary	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/20/2023	5,710,726	5,669,850	5,710,726
Ampler QSR Holdings, LLC (2) (3)	Consumer Non-Cyclical	Term Loan	6.88% (L + 5.88%; 1.00% Floor)	07/21/2027	12,471,832	12,240,157	12,284,755
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,178,697	1,171,653	1,046,094
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	945,093	944,188	838,770
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/08/2024	1,647,736	1,637,867	1,462,365
Captain D’s, Inc. (4) (5)	Consumer Non-Cyclical	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	—	(713)	—
Captain D’s, Inc. (1)	Consumer Non-Cyclical	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/15/2023	1,929,660	1,922,514	1,929,660
Freddy’s Frozen Custard, L.L.C (4) (5)	Consumer Non-Cyclical	Revolver	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(4,461)	—

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Freddy’s Frozen Custard, L.L.C (2) (3)	Consumer Non-Cyclical	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	03/03/2027	$4,908,524	$4,855,157	$4,908,524
Krispy Krunchy Foods, L.L.C (4) (5)	Consumer Non-Cyclical	Revolver	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	—	(19,108)	(19,498)
Krispy Krunchy Foods, L.L.C (2) (3)	Consumer Non-Cyclical	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	11/17/2027	11,698,611	11,469,309	11,464,639
Mathnasium LLC (4)	Consumer Non-Cyclical	Revolver	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	74,259	73,987
Mathnasium LLC (1) (2)	Consumer Non-Cyclical	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	11/15/2027	5,440,202	5,333,666	5,331,398
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	118,340	114,494	114,494
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	239,084	231,313	231,313
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	07/11/2025	1,991,362	1,978,641	1,926,643
TBG Food Acquisition Corp (4) (5)	Consumer Non-Cyclical	Delayed Draw Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(10,528)	(10,561)
TBG Food Acquisition Corp (4) (5)	Consumer Non-Cyclical	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	—	(2,632)	(2,640)
TBG Food Acquisition Corp (1) (2)	Consumer Non-Cyclical	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/25/2027	6,600,651	6,534,791	6,534,645
5 Bars, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(28,548)	—
5 Bars, LLC (4) (5)	Digital Infrastructure & Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	—	(5,353)	—
5 Bars, LLC (3)	Digital Infrastructure & Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	09/27/2024	4,742,121	4,700,796	4,742,121
Avant Communications, LLC (4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	—	(11,145)	(11,338)
Avant Communications, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	11/30/2026	5,102,189	5,001,883	5,000,145
Bridgepointe Technologies, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(38,875)	(77,749)
Bridgepointe Technologies, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(27,795)	(55,591)
Bridgepointe Technologies, LLC (4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	—	(15,550)	(15,550)
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2027	4,789,366	4,693,578	4,693,578
Coretelligent Intermediate LLC (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	—	—
Coretelligent Intermediate LLC (4) (5)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	—	(18,391)	(18,996)
Coretelligent Intermediate LLC (1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/21/2027	8,029,110	7,912,508	7,908,673
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	112,240	111,547	111,679
EvolveIP, LLC (4)	Digital Infrastructure & Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	56,687	53,206	53,852
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/07/2025	6,500,813	6,458,027	6,468,309
Fatbeam, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	—	(30,181)	(64,385)
Fatbeam, LLC (4)	Digital Infrastructure & Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	257,540	245,467	231,786
Fatbeam, LLC (2) (3)	Digital Infrastructure & Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	02/22/2026	6,438,490	6,316,842	6,180,951
Firstdigital Communications LLC (4) (5)	Digital Infrastructure & Services	Revolver	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	—	(31,481)	(31,735)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Firstdigital Communications LLC (2) (3)	Digital Infrastructure & Services	Term Loan	5.00% (L + 4.25%; 0.75% Floor)	12/17/2026	$13,645,840	$13,375,102	$13,372,924
Fuze, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	2,249,398	1,882,144	2,606,495
Fuze, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	—	(3,038)	29,436
Fuze, Inc. (1) (3)	Digital Infrastructure & Services	Term Loan	9.675% (L + 5.625%; 2.30% PIK; 1.75% Floor)	09/20/2024	9,593,090	9,562,149	11,289,986
MBS Holdings, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(17,253)	(4,871)
MBS Holdings, Inc. (1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/16/2027	10,468,423	10,283,024	10,416,080
NI Topco, Inc (4)	Digital Infrastructure & Services	Revolver	4.35% (L + 4.25%)	12/28/2026	244,622	226,764	226,764
NI Topco, Inc (2) (3)	Digital Infrastructure & Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/28/2028	6,689,537	6,539,022	6,539,022
Saturn Borrower Inc (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	—	(39,305)	(79,208)
Saturn Borrower Inc (4)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	244,224	224,571	224,422
Saturn Borrower Inc (2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,762,366	7,762,366
Single Digits, Inc. (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	601,500	599,101	595,485
Single Digits, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	—	(1,656)	(4,161)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/21/2023	3,229,305	3,214,249	3,197,012
Thrive Buyer, Inc. (1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	4,699,600	4,543,576	4,678,788
Thrive Buyer, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	—	(19,914)	(2,774)
Thrive Buyer, Inc. (1) (2) (3)	Digital Infrastructure & Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	01/22/2027	11,885,159	11,678,026	11,855,446
Towerco IV Holdings, LLC (1) (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.63% (L + 5.63%; 1.00% Floor)	04/23/2026	13,200,903	13,015,634	13,035,063
Transtelco Holding, Inc. (2)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605
Transtelco Holding, Inc. (1) (2) (3)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.75%; 0.50% Floor)	03/26/2026	4,756,166	4,708,605	4,708,605
Accelerate Resources Operating, LLC (4) (5)	Energy	Revolver	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(5,804)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/24/2026	4,233,665	4,174,582	4,233,665
Bowline Energy, LLC ^^(1)	Energy	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	08/09/2025	3,501,384	3,463,180	3,501,384
Foundation Risk Partners, Corp. (4)	Financials	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	1,221,250	1,208,400	1,205,221
Foundation Risk Partners, Corp. (4) (5)	Financials	Revolver	6.50% (L + 5.75%; 0.75% Floor)	10/29/2027	—	(12,430)	(12,976)
Foundation Risk Partners, Corp. (1) (2) (3)	Financials	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	10/29/2028	9,831,060	9,712,835	9,708,172
Galway Borrower, LLC (4) (5)	Financials	Delayed Draw Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(5,470)	(5,679)
Galway Borrower, LLC (4) (5)	Financials	Revolver	6.00% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(5,186)	(5,408)
Galway Borrower, LLC (1) (2)	Financials	Term Loan	6.00% (L + 5.25%; 0.75% Floor)	09/29/2028	3,762,793	3,694,870	3,687,538
Higginbotham Insurance Agency, Inc. (2) (4)	Financials	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	408,722	392,084	389,995
Higginbotham Insurance Agency, Inc. (1) (2) (3)	Financials	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	11/25/2026	8,124,520	8,025,805	8,043,274

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Purchasing Power, LLC (1)	Financials	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	02/06/2024	$2,143,137	$2,124,747	$2,137,779
TA/WEG Holdings, LLC (4)	Financials	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	3,369,460	3,349,421	3,369,460
TA/WEG Holdings, LLC (4)	Financials	Revolver	6.75% (L + 5.75%; 1.00% Floor)	10/04/2027	146,272	144,546	146,272
AAH Topco, LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(80,707)	(162,172)
AAH Topco, LLC (4) (5)	Healthcare & HCIT	Revolver	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(15,672)	(7,873)
AAH Topco, LLC (1) (2) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	12/22/2027	7,651,890	7,499,432	7,498,853
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	968,734	968,067	968,734
American Physician Partners, LLC (4)	Healthcare & HCIT	Revolver	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	346,322	346,034	346,322
American Physician Partners, LLC (2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	1,110,657	1,110,051	1,110,657
American Physician Partners, LLC (1)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	5,135,852	5,132,311	5,135,852
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Term Loan	9.25% (L + 6.75%; 1.50% PIK; 1.00% Floor)	02/22/2022	2,061,589	2,046,516	2,061,589
Analogic Corporation (4)	Healthcare & HCIT	Revolver	6.25% (L + 5.25%; 1.00% Floor)	06/22/2023	122,222	121,007	115,271
Analogic Corporation (1) (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	06/24/2024	2,096,111	2,077,718	2,027,987
Caregiver 2, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	1,302,812	1,273,771	1,275,272
Caregiver 2, Inc. (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	677,662	667,618	665,803
Caregiver 2, Inc. (3)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	4,721,319	4,651,344	4,638,696
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	07/24/2025	646,610	635,095	635,294
Choice Health At Home, LLC, (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	—	(17,314)	(34,628)
Choice Health At Home, LLC, (1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/29/2026	2,697,942	2,657,473	2,657,473
Coding Solutions Acquisition, Inc. (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	—	(20,474)	(18,330)
Coding Solutions Acquisition, Inc. (4)	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	12/31/2025	69,828	67,954	68,955
Coding Solutions Acquisition, Inc. (2) (3)	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	12/31/2026	7,834,654	7,701,591	7,775,894
Community Based Care Acquisition, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	305,358	284,793	305,358
Community Based Care Acquisition, Inc. (4) (6)	Healthcare & HCIT	Revolver	7.75% (P + 4.50%; 2.00% Floor)	09/16/2027	475,097	458,641	468,619
Community Based Care Acquisition, Inc. (1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/16/2027	5,342,252	5,237,300	5,302,185
Delaware Valley Management Holdings, Inc. (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	—	(21,173)	(121,182)
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Revolver	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	532,717	475,856
Delaware Valley Management Holdings, Inc.	Healthcare & HCIT	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	03/21/2024	3,492,300	3,458,909	3,090,686
Ethos Veterinary Health, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	4.85% (L + 4.75%)	05/15/2026	1,067,934	1,060,499	1,067,934
Ethos Veterinary Health, LLC (1)	Healthcare & HCIT	Term Loan	4.85% (L + 4.75%)	05/15/2026	2,268,405	2,252,839	2,268,405
FH MD Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 5.00%; 0.75% Floor)	07/24/2028	5,520,754	5,466,660	5,479,349
GHA Buyer, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	811,193	798,999	811,193
GHA Buyer, Inc. (4)	Healthcare & HCIT	Revolver	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	317,026	306,311	317,026
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	559,497	551,505	559,497
GHA Buyer, Inc. (1) (3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	5,353,792	5,271,375	5,353,792
GHA Buyer, Inc. (3)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	4,635,391	4,561,173	4,635,391
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	8.50% (L + 6.50%; 2.00% Floor)	06/24/2025	1,957,629	1,941,868	1,957,629
Honor HN Buyer, Inc (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	—	(16,022)	(16,596)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Honor HN Buyer, Inc (4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	$—	$(6,082)	$(6,082)
Honor HN Buyer, Inc (1) (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2027	2,643,294	2,592,248	2,590,429
Kindeva Drug Delivery L.P. (4)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	05/01/2025	687,973	663,697	641,000
Kindeva Drug Delivery L.P. (1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	05/01/2026	15,660,091	15,362,567	15,151,138
Medbridge Holdings, LLC (4)	Healthcare & HCIT	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	458,742	435,821	458,742
Medbridge Holdings, LLC (1) (2)	Healthcare & HCIT	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/23/2026	15,367,872	15,108,285	15,367,872
Medical Management Resource Group, LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	—	(15,821)	(11,866)
Medical Management Resource Group, LLC (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(6,015)	(5,537)
Medical Management Resource Group, LLC (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	09/30/2027	3,850,613	3,776,760	3,783,227
MedMark Services, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	2,175,411	2,106,921	2,105,126
MedMark Services, Inc. (1) (2)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/11/2027	4,436,254	4,395,637	4,391,892
Millin Purchaser LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(11,782)	(12,247)
Millin Purchaser LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(51,545)	(53,582)
Millin Purchaser LLC (4) (5)	Healthcare & HCIT	Revolver	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	—	(9,819)	(10,206)
Millin Purchaser LLC (1) (2)	Healthcare & HCIT	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	10/22/2026	4,830,842	4,761,124	4,758,379
OMH-HealthEdge Holdings, LLC (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	10/24/2024	—	(5,861)	(2,294)
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	2,143,505	2,103,337	2,132,787
OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	10/24/2025	3,699,295	3,642,231	3,680,799
Pace Health Companies, LLC (4) (5)	Healthcare & HCIT	Revolver	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(3,316)	—
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	08/02/2024	5,304,701	5,274,593	5,304,701
PAW Midco, Inc	Healthcare & HCIT	Term Loan	11.50% (11.50% PIK)	12/22/2031	5,328,115	5,168,684	5,168,271
Pinnacle Dermatology Management, LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	—	(19,022)	(38,407)
Pinnacle Dermatology Management, LLC (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.75%; 0.75% Floor)	12/08/2026	—	(13,264)	(6,721)
Pinnacle Dermatology Management, LLC (1) (2) (3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,376,956	5,243,342	5,242,532
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	347,151	345,134	347,151
Pinnacle Treatment Centers, Inc. (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,225)	—
Pinnacle Treatment Centers, Inc. (4) (5)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	—	(1,808)	—
Pinnacle Treatment Centers, Inc. (2) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/31/2022	4,128,092	4,113,924	4,128,092
Platinum Dermatology Partners, LLC (7)	Healthcare & HCIT	Delayed Draw Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	1,554,536	1,535,303	1,511,786
Platinum Dermatology Partners, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	2,138,823	2,115,584	2,080,006
Platinum Dermatology Partners, LLC (8)	Healthcare & HCIT	Revolver	9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor)	01/03/2023	547,119	539,255	532,073

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Platinum Dermatology Partners, LLC (1)	Healthcare & HCIT	Term Loan	8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor)	01/03/2023	$3,416,629	$3,371,987	$3,322,672
RCP Encore Acquisition, Inc. (1)	Healthcare & HCIT	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	06/09/2025	3,468,095	3,446,550	1,387,238
Redwood Family Care Network, Inc. (1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	3,385,701	3,302,759	3,371,026
Redwood Family Care Network, Inc. (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	—	(10,545)	(1,472)
Redwood Family Care Network, Inc. (3)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/18/2026	6,736,256	6,615,591	6,719,416
Salisbury House, LLC (4) (5)	Healthcare & HCIT	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	—	(8,365)	(6,725)
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	1,148,658	1,132,381	1,131,428
Salisbury House, LLC (1) (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,853,666	3,875,393
SCA Buyer, LLC (4)	Healthcare & HCIT	Revolver	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	257,540	249,657	255,930
SCA Buyer, LLC (2)	Healthcare & HCIT	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	01/20/2026	3,834,121	3,785,598	3,834,121
SIS Purchaser, Inc. (4) (5)	Healthcare & HCIT	Revolver	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(16,352)	—
SIS Purchaser, Inc. (2)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	2,430,305	2,391,057	2,430,305
SIS Purchaser, Inc. (1) (2) (3)	Healthcare & HCIT	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	10/15/2026	12,697,202	12,514,261	12,697,202
Smile Brands, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	487,856	485,531	482,977
Smile Brands, Inc. (4)	Healthcare & HCIT	Revolver	6.75% (P + 3.50%; 1.75% Floor)	10/12/2025	13,899	12,969	11,351
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	5.25% (L + 4.50%; 0.75% Floor)	10/12/2025	1,606,770	1,598,701	1,590,702
Taconic Biosciences, Inc. (2)	Healthcare & HCIT	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	02/01/2026	4,733,001	4,649,471	4,685,671
The Center for Orthopedic and Research Excellence, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	299,344	285,084	294,993
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	1,153,201	1,147,274	1,147,435
The Center for Orthopedic and Research Excellence, Inc. (4) (9)	Healthcare & HCIT	Revolver	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	310,739	303,248	307,287
The Center for Orthopedic and Research Excellence, Inc. (1) (3)	Healthcare & HCIT	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	08/15/2025	4,893,714	4,837,943	4,869,245
Activ Software Holdings, LLC (4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(11,606)	(3,244)
Activ Software Holdings, LLC (1) (2) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	05/04/2027	8,070,237	7,925,881	8,029,885
Alphasense, Inc. (2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	645,972	640,161	642,742
Alphasense, Inc. (4) (5) (10)	Software & Tech Services	Revolver	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	—	(7,625)	(4,362)
Alphasense, Inc. (3) (10)	Software & Tech Services	Term Loan	8.50% (L + 7.50%; 1.00% Floor)	05/29/2024	7,269,628	7,206,103	7,233,279
AMI US Holdings, Inc. (4)	Software & Tech Services	Revolver	5.35% (L + 5.25%)	04/01/2024	437,842	427,443	437,842
AMI US Holdings, Inc. (1)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	04/01/2025	8,090,225	7,993,780	8,090,225
Arrowstream Acquisition Co., Inc. (4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	—	(6,138)	(2,897)
Arrowstream Acquisition Co., Inc. (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	12/15/2025	3,863,094	3,801,878	3,834,121
Avetta, LLC (4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	—	(3,802)	(1,236)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Avetta, LLC (1) (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	$3,220,374	$3,175,362	$3,212,323
Avetta, LLC (2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	6,836,841	6,722,844	6,819,748
Avetta, LLC (1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	04/10/2024	4,239,624	4,196,267	4,229,025
Brightspot Buyer, Inc (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	—	(13,328)	(13,606)
Brightspot Buyer, Inc (2)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/16/2027	5,215,571	5,113,388	5,111,260
BusinesSolver.com, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	—	(9,824)	(19,869)
BusinesSolver.com, Inc. (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	12/01/2027	7,379,963	7,306,983	7,306,163
Cybergrants Holdings , LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(8,195)	(11,518)
Cybergrants Holdings, LLC (4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	—	(16,393)	(11,518)
Cybergrants Holdings, LLC (1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.50%; 0.75% Floor)	09/08/2027	11,747,857	11,580,502	11,630,378
Datacor, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(28,023)	—
Datacor, Inc. (4) (5)	Software & Tech Services	Revolver	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	—	(10,280)	(3,219)
Datacor, Inc. (1) (3)	Software & Tech Services	Term Loan	6.25% (L + 5.25%; 1.00% Floor)	12/29/2025	7,983,728	7,834,533	7,943,809
Degreed, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(5,693)	(3,478)
Degreed, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	—	(2,169)	(3,134)
Degreed, Inc. (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	2,782,788	2,759,481	2,761,917
Degreed, Inc. (1) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2025	5,153,024	5,097,775	5,114,376
Dispatch Track, LLC (4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(2,716)	(755)
Dispatch Track, LLC (1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,741,587	9,825,312
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	4.35% (L + 4.25%)	07/30/2025	3,326,513	3,317,966	3,318,197
Dude Solutions Holdings, Inc. (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	3,853,725	3,779,486	3,815,188
Dude Solutions Holdings, Inc. (3)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	06/13/2025	530,072	519,517	524,771
EET Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	—	(13,485)	(13,816)
EET Buyer, Inc. (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.75%; 0.75% Floor)	11/08/2027	6,907,937	6,773,088	6,769,778
EnterpriseDB Corporation (4) (5)	Software & Tech Services	Revolver	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	—	(12,616)	(2,532)
EnterpriseDB Corporation (1) (2)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	6,277,267	6,157,445	6,261,574
EnterpriseDB Corporation (1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	7,964,621	7,874,000	7,944,709
EnterpriseDB Corporation (1) (3)	Software & Tech Services	Term Loan	6.75% (L + 3.00%; 2.75% PIK; 1.00% Floor)	06/22/2026	4,563,807	4,488,855	4,552,398
Exterro, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(2,032)	—
Exterro, Inc. (1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,732,506	5,809,123
Exterro, Inc. (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,148,977	6,237,900
Exterro, Inc. (1)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,769,803	2,793,450
Faithlife, LLC (1) (2) (4)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	1,697,185	1,651,986	1,697,185

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Faithlife, LLC (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	$—	$(4,165)	$—
Faithlife, LLC (1) (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	09/18/2025	728,853	717,940	728,853
Genesis Acquisition Co. (3)	Software & Tech Services	Revolver	4.13% (L + 4.00%)	07/31/2024	202,400	195,642	196,834
Genesis Acquisition Co. (1) (2)	Software & Tech Services	Term Loan	4.13% (L + 4.00%)	07/31/2024	1,374,959	1,362,298	1,337,148
Greenhouse Software, Inc. (4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	—	(23,993)	(6,161)
Greenhouse Software, Inc. (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	03/01/2027	12,376,845	12,133,927	12,314,961
GS AcquisitionCo, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(3,243)	—
GS AcquisitionCo, Inc. (4)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	216,932	213,702	214,648
GS AcquisitionCo, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	05/22/2026	8,708,367	8,658,965	8,664,825
Iodine Software, LLC (2) (3)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	9,058,308	8,894,669	9,058,308
Iodine Software, LLC (4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	—	(22,107)	—
Iodine Software, LLC (1) (2)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	05/19/2027	6,013,669	5,905,362	6,013,669
Kaseya, Inc. (4)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	250,488	240,932	250,488
Kaseya, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	553,854	550,163	553,854
Kaseya, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	485,401	485,401	485,401
Kaseya, Inc. (4) (5)	Software & Tech Services	Revolver	7.50% (L + 5.50%; 1.00% Floor)	05/02/2025	—	(2,163)	—
Kaseya, Inc. (1) (2)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	1,266,793	1,246,533	1,266,793
Kaseya, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	7.50% (L + 5.50%; 1.00% PIK; 1.00% Floor)	05/02/2025	5,243,629	5,210,799	5,243,629
Mavenlink, Inc (4) (5)	Software & Tech Services	Revolver	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	—	(35,347)	(35,796)
Mavenlink, Inc (1) (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 6.00%; 0.75% Floor)	06/03/2027	15,034,451	14,737,540	14,733,762
Ministry Brands, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	644,345	643,659	644,345
Ministry Brands, LLC (2)	Software & Tech Services	Term Loan	5.00% (L + 4.00%; 1.00% Floor)	12/02/2022	3,080,740	3,077,478	3,080,740
Moon Buyer, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(30,197)	—
Moon Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(15,493)	—
Moon Buyer, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	04/21/2027	6,368,857	6,284,074	6,368,857
Netwrix Corporation And Concept Searching Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	497,148	489,221	497,148
Netwrix Corporation And Concept Searching Inc. (1)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	994,297	976,754	994,297
Netwrix Corporation And Concept Searching Inc. (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,380,166	1,350,432	1,380,166
Netwrix Corporation And Concept Searching Inc. (4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	—	(3,553)	—
Netwrix Corporation And Concept Searching Inc. (1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	1,648,855	1,613,573	1,648,855

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Netwrix Corporation And Concept Searching Inc. (2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	09/30/2026	$6,652,404	$6,523,360	$6,652,404
PerimeterX, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(18,332)	(10,754)
PerimeterX, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(5,880)	(6,988)
PerimeterX, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	—	(2,178)	(2,795)
PerimeterX, Inc. (3)	Software & Tech Services	Term Loan	6.50% (L + 4.00%; 1.50% PIK; 1.00% Floor)	11/22/2024	2,842,516	2,818,385	2,814,091
Ranger Buyer Inc (4)	Software & Tech Services	Revolver	7.00% (L + 6.25%; 0.75% Floor)	11/18/2027	239,847	215,862	215,862
Ranger Buyer Inc (1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.25%; 0.75% Floor)	11/18/2028	14,390,790	14,102,974	14,102,974
Sauce Labs, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(18,064)	(24,034)
Sauce Labs, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	—	(24,093)	(19,227)
Sauce Labs, Inc. (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	08/16/2027	5,127,286	5,024,740	5,050,376
SecureLink, Inc. (4) (5)	Software & Tech Services	Revolver	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	—	(4,950)	—
SecureLink, Inc. (1) (2)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	2,938,404	2,900,881	2,938,404
SecureLink, Inc. (1)	Software & Tech Services	Term Loan	7.25% (L + 6.25%; 1.00% Floor)	10/01/2025	4,873,428	4,816,425	4,873,428
Sirsi Corporation (4) (5)	Software & Tech Services	Revolver	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(3,852)	(1,384)
Sirsi Corporation (1) (2)	Software & Tech Services	Term Loan	5.50% (L + 4.50%; 1.00% Floor)	03/15/2024	7,326,840	7,272,820	7,308,523
Smartlinx Solutions, LLC (4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	—	(3,648)	(2,597)
Smartlinx Solutions, LLC (1) (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	03/04/2026	5,678,119	5,597,713	5,649,729
Streamsets, Inc. (4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	—	(6,816)	(12,268)
Streamsets, Inc. (3)	Software & Tech Services	Term Loan	6.75% (L + 5.00%; 0.75% PIK; 1.00% Floor)	11/25/2024	2,120,781	2,078,548	2,046,554
SugarCRM, Inc. (4) (5)	Software & Tech Services	Revolver	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(2,407)	—
SugarCRM, Inc. (1) (3)	Software & Tech Services	Term Loan	7.50% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,228,733	4,268,824
Sundance Group Holdings, Inc (4) (5)	Software & Tech Services	Delayed Draw Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	—	(32,626)	(26,604)
Sundance Group Holdings, Inc (4)	Software & Tech Services	Revolver	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	425,670	399,558	404,387
Sundance Group Holdings, Inc (2) (3)	Software & Tech Services	Term Loan	7.75% (L + 6.75%; 1.00% Floor)	07/02/2027	11,824,177	11,606,577	11,646,815
Swiftpage, Inc. (4) (5)	Software & Tech Services	Revolver	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	—	(1,326)	(1,690)
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	2,446,093	2,432,907	2,427,747
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	06/13/2023	225,154	223,434	223,465
Sysnet North America, Inc.	Software & Tech Services	Delayed Draw Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	1,287,698	1,274,256	1,268,383
Sysnet North America, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	6.50% (L + 5.50%; 1.00% Floor)	12/01/2026	7,668,193	7,576,635	7,514,830
Telcor Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	—	(4,106)	(2,181)
Telcor Buyer, Inc. (1) (2)	Software & Tech Services	Term Loan	5.75% (L + 4.75%; 1.00% Floor)	08/20/2027	9,304,625	9,173,236	9,234,840
Telesoft Holdings, LLC (4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	—	(8,939)	(2,984)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Telesoft Holdings, LLC (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	12/16/2025	$5,864,213	$5,774,460	$5,834,892
TRGRP, Inc. (4) (5)	Software & Tech Services	Revolver	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(2,462)	—
TRGRP, Inc. (2)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,333,710	2,292,698	2,333,710
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,110,872	1,101,354	1,110,872
TRGRP, Inc. (2) (3)	Software & Tech Services	Term Loan	8.00% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	4,972,446	4,933,912	4,972,446
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	04/30/2027	690,794	690,794	690,794
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	322,391	318,018	322,391
Ungerboeck Systems International, LLC (4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	—	(2,156)	—
Ungerboeck Systems International, LLC (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	04/30/2027	2,717,277	2,680,448	2,717,277
Vectra AI, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(49,091)	(58,190)
Vectra AI, Inc. (4) (5)	Software & Tech Services	Revolver	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(4,909)	(5,819)
Vectra AI, Inc. (2) (3)	Software & Tech Services	Term Loan	6.75% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,188,883	3,177,155
Velocity Purchaser Corporation (4) (5)	Software & Tech Services	Revolver	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	—	(728)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	647,042	643,783	647,042
Velocity Purchaser Corporation (1) (2)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	5,116,095	5,066,567	5,116,095
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/01/2022	2,601,503	2,590,901	2,601,503
Veracross LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(16,659)	(16,688)
Veracross LLC (4) (5)	Software & Tech Services	Revolver	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	—	(22,212)	(22,251)
Veracross LLC (3)	Software & Tech Services	Term Loan	8.50% (L + 2.00%; 5.50% PIK; 1.00% Floor)	12/28/2027	12,238,089	11,993,759	11,993,327
Dillon Logistics, Inc. (4) (11)	Transport & Logistics	Revolver	9.25% (P + 6.00%; 1.00% Floor)	12/11/2023	779,728	757,176	167,554
Dillon Logistics, Inc. (11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	3,024,587	2,742,506	739,511
Dillon Logistics, Inc. (11)	Transport & Logistics	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/11/2023	889,565	787,261	217,499

Total U.S. 1st Lien/Senior Secured Debt						833,353,917	834,232,033
2nd Lien/Junior Secured Debt—3.08%
Conterra Ultra Broadband Holdings, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	9.50% (L + 8.50%; 1.00% Floor)	04/30/2027	$6,537,710	$6,465,035	$6,537,710
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	7.58% (L + 7.50%)	04/17/2026	1,230,107	1,212,535	1,230,107
Symplr Software, Inc. (1)	Software & Tech Services	Term Loan	8.625% (L + 7.875%; 0.75% Floor)	12/22/2028	2,909,482	2,857,031	2,909,482

Total U.S. 2nd Lien/Junior Secured Debt						10,534,601	10,677,299

Total U.S. Corporate Debt						843,888,518	844,909,332
Canadian Corporate Debt—5.24%
1st Lien/Senior Secured Debt—5.24%
McNairn Holdings Ltd. (1) (10)	Business Services	Term Loan	6.00% (L + 5.00%; 1.00% Floor)	11/25/2025	$809,967	$804,385	$757,319
Syntax Systems Ltd (1) (2) (10)	Digital Infrastructure & Services	Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	8,862,389	8,774,869	8,773,765
Syntax Systems Ltd (4) (10)	Digital Infrastructure & Services	Revolver	6.25% (L + 5.50%; 0.75% Floor)	10/29/2026	425,812	416,408	416,075
Syntax Systems Ltd (4) (5) (10)	Digital Infrastructure & Services	Delayed Draw Term Loan	6.25% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(23,752)	(24,341)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2021

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Banneker V Acquisition, Inc. (2) (3) (10)	Software & Tech Services	Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	$7,177,672	$7,054,712	$7,177,672
Banneker V Acquisition, Inc. (4) (5) (10)	Software & Tech Services	Revolver	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	—	(4,095)	—
Banneker V Acquisition, Inc. (2) (10)	Software & Tech Services	Delayed Draw Term Loan	8.00% (L + 7.00%; 1.00% Floor)	12/04/2025	1,034,605	1,018,253	1,034,605

Total Canadian 1st Lien/Senior Secured Debt						18,040,780	18,135,095

Total Canadian Corporate Debt						18,040,780	18,135,095
United Kingdom Corporate Debt—2.03%
1st Lien/Senior Secured Debt—2.03%
GlobalWebIndex Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	$1,841,860	$1,813,899	$1,712,930
GlobalWebIndex Inc. (2) (3)	Software & Tech Services	Term Loan	7.00% (L + 6.00%; 1.00% Floor)	12/30/2024	5,525,580	5,361,193	5,332,185

Total United Kingdom 1st Lien/Senior Secured Debt						7,175,092	7,045,115

Total United Kingdom Corporate Debt						7,175,092	7,045,115

Portfolio Company	Class/Series	Industry	Initial Acquisition Date	Shares	Cost	Fair Value
U.S. Preferred Stock—3.63%
Global Radar Holdings, LLC (12)(14)(15)	LLC Units	Business Services	12/30/2020	125	$367,615	$549,041
Bowline Topco LLC ^^ (13) (14)(15)	LLC Units	Energy	08/09/2021	2,946,390	2,002,277	2,600,575
SBS Ultimate Holdings, LP (14)(15)	Class A	Healthcare & HCIT	09/18/2020	217,710	861,879	705,379
Concerto Health AI Solutions, LLC (14) (15)(17)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	460,537
Streamsets, Inc. (14)(15)	Series C-1	Software & Tech Services	11/25/2020	109,518	295,512	301,406
Alphasense, Inc. (10) (14)(15)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	371,362
Datarobot, Inc. (14)(15)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	117,326
Datarobot, Inc. (14)(15)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	570,282
Degreed, Inc. (14)(15)	Series D	Software & Tech Services	04/30/2021	16,943	278,308	278,308
Degreed, Inc. (14)(15)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	718,478
Heap, Inc. (14)(15)	Series D	Software & Tech Services	11/24/2021	17,425	147,443	147,527
Heap, Inc. (14)(15)	Series C	Software & Tech Services	05/21/2019	189,617	696,351	1,444,013
Netskope, Inc. (14)(15)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	400,047
PerimeterX, Inc. (14)(15)	Series D	Software & Tech Services	11/24/2020	282,034	838,601	870,048
Phenom People, Inc. (14)(15)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	552,848
Protoscale Rubrik, LLC (14)(15)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	635,044
Symplr Software Intermediate Holdings, Inc. (14)(15)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	1,718,402
Vectra AI, Inc (14)(15)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	123,291

Total U.S. Preferred Stock					9,276,858	12,563,914
U.S. Common Stock—1.71%
AEG Holding Company, Inc. (14) (15)	Class A	Consumer Discretionary	11/20/2017	320	$321,309	$290,338

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31,
2021

Portfolio Company	Industry	Facility Type	Initial Acquisition Date	Shares	Cost	Fair Value

Pacific Bells, LLC (15) (18)	LP Interests	Consumer Non-Cyclical	10/29/2021	802,902	$802,902	$802,902
Freddy’s Frozen Custard, LLC (14) (15) (30)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	108,415
Avant Communications, LLC (14) (15) (20)	Class A	Digital Infrastructure & Services	11/30/2021	220,542	220,542	220,542
Avant Communications, LLC. (14) (15) (20)	Class A Capital	Digital Infrastructure & Services	11/30/2021	220,542	—	—
Coretelligent Intermediate LLC (14) (15) (21)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,931	439,931
NEPCORE Parent Holdings, LLC (14) (15)	Class A	Digital Infrastructure & Services	10/21/2021	82	81,530	81,530
Thrive Parent, LLC (14) (15)	Class L	Digital Infrastructure & Services	01/22/2021	100,219	263,195	307,955
Agape Care Group (14) (15) (22)	LP Interests	Healthcare & HCIT	10/14/2021	590,203	590,203	590,203
Health Platform Group, Inc. (14) (15)	Earn Out	Healthcare & HCIT	10/31/2020	16,502	—	—
Healthcare Services Acquisition (10) (14) (15)	Class B	Healthcare & HCIT	12/21/2020	15,183	46	46
Healthcare Services Acquisition (10) (15) (23)	Class A	Healthcare & HCIT		28,158	281,580	279,891
INH Group Holdings, Inc. (14) (15)	Class A	Healthcare & HCIT	01/31/2019	484,552	484,552	315,872
Medical Management Resource Group, LLC (14) (15) (24)	Class B	Healthcare & HCIT	09/30/2021	34,492	34,492	34,321
Millin Purchaser LLC (14) (15) (31)	Class A	Healthcare & HCIT	12/22/2021	86,555	86,555	86,555
People’s Care (14) (15)	Class A	Healthcare & HCIT	06/18/2021	66	66,000	76,527
American Safety Holdings Corp. (14) (15) (25)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	270,241
Brightspot Holdco, LLC (14) (15)	LLC Units	Software & Tech Services	11/16/2021	433,207	433,207	433,207
Radiant Logic, Inc. (14) (15) (16)	Class A	Software & Tech Services	04/21/2021	36	35,999	40,471
Ranger Lexipol Holdings, LLC (14) (15)	Class A	Software & Tech Services	11/18/2021	433	433,207	433,207
Ranger Lexipol Holdings, LLC (14) (15)	Class B	Software & Tech Services	11/18/2021	433	—	—
Samsara Networks, Inc. (10) (15) (23)	Class A	Software & Tech Services		33,451	369,998	940,308
Stripe, Inc. (14) (15)	Class B	Software & Tech Services	05/17/2021	4,158	166,854	163,472

Total U.S. Common Stock					5,375,243	5,915,934

U.S. Warrants—0.26%
Fuze, Inc., expire 04/26/2031 (14) (15)	Series A	Digital Infrastructure & Services	04/26/2021	613,241	—	$227,619
Healthcare Services Acquisition, expire 12/31/2027 (10) (14) (15)	Class B	Healthcare & HCIT	12/21/2020	14,079	—	—
Healthcare Services Acquisition, expire 12/31/2027 (10) (15) (23)	Class A	Healthcare & HCIT		23,721	23,721	12,335
SBS Ultimate Holdings, LP, expire 09/18/2030 (14) (15)	Class A	Healthcare & HCIT	09/18/2020	17,419	—	—
Alphasense, Inc., expire 05/29/2027 (10) (14) (15)	Series B	Software & Tech Services	06/02/2020	38,346	35,185	206,363
Alphasense, Inc., expire 12/22/2027 (10) (14) (15)	Series C	Software & Tech Services	06/21/2021	2,049	—	12,235
Degreed, Inc., expire 04/11/2028 (14) (15)	Series D	Software & Tech Services	04/11/2021	7,624	—	38,358

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31,
2021

Portfolio Company	Industry	Facility Type	Initial Acquisition Date	Shares	Cost	Fair Value
Degreed, Inc., expire 05/31/2026 (14)(15)	Series C-1	Software & Tech Services	05/31/2019	26,294	$46,823	$279,001
PerimeterX, Inc., expire 12/31/2031 (14)(15)	Series D	Software & Tech Services	12/31/2021	10,850	7,595	7,595
Streamsets, Inc., expire 11/25/2027 (14)(15)	Series C-1	Software & Tech Services	11/25/2020	23,382	16,367	15,965
Vectra AI, Inc., expire 03/18/2031 (14)(15)	Series F	Software & Tech Services	03/18/2021	35,156	58,190	100,824

Total U.S. Warrants					187,881	900,295
United Kingdom Warrants—0.07%
GlobalWebIndex, Inc., expire12/30/2027 (14)(15)	Preferred Units	Software & Tech Services	12/21/2020	8,832	$159,859	$223,583

Total United Kingdom Warrants					159,859	223,583

Portfolio Company	Class/Series			Shares	Cost	Fair Value
Investment Companies— 0.83%
GHP E Aggregator, LLC (15) (19)	LLC Units			417,813	$417,813	$1,282,685
GHP SPV 2, L.P. (10) (15) (19) (26)	LP Interests			244,920	244,920	244,920
Magenta Blocker Aggregator, L.P. (15) (19) (26)	Class A			821,396	821,396	835,432
ORCP III Triton Co-Investors, L.P. (15) (19) (26)	LP Interests			341,592	98,394	98,394
REP Coinvest III-A-Omni L.P. (19) (26)	LP Interests			193,770	$193,770	$426,294

Total Investment Companies					1,776,293	2,887,725
TOTAL INVESTMENTS—257.77% (2 9 )					$885,880,524	$892,580,993

Cash Equivalents—4.95%
U.S. Investment Companies—4.95%
Blackrock T Fund I (2 3 ) (2 8 )	Money Market	Money Market Portfolio	0.01% (3 2 )	17,156,786	$17,156,786	$17,156,786

Total U.S. Investment Companies					17,156,786	17,156,786

Total Cash Equivalents					17,156,786	17,156,786

LIABILITIES IN EXCESS OF OTHER ASSETS—(162.72%)						$(563,461,099)

NET ASSETS—100.00%						$346,276,680

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

^^
As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Related Party Transactions”.

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

(6)	$86,381 of the funded par amount accrues interest at 6.50% (L + 5.50%; 1.00% Floor).
(7)	$320,329 of the funded par amount accrues interest at 9.50% (P + 5.25%; 1.00% PIK; 2.00% Floor).
(8)	$135,993 of the funded par amount accrues interest at 8.25% (L + 6.25%; 1.00% PIK; 1.00% Floor).
(9)	$138,106 of the funded par amount accrues interest at 8.00% (P + 4.75%; 2.00% Floor).
(10)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(11)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(12)	Position or portion thereof is held by Global Radar Acquisition Holdings, LLC which is held by ABPCIC Global Radar LLC, a consolidated subsidiary.
(13)	Position or portion thereof is held through ABPCIC BE Holdings, LLC, a consolidated subsidiary.
(1 4 )
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $18,371,192 or 5.31% of the Fund’s net assets. The initial acquisition dates have been included for such securities.

(15)	Non-income producing investment.
(16)	Position or portion thereof is held by Moon Topco, L.P.
(17)	Position or portion thereof is held through ABPCIC Concerto Holdings LLC, a consolidated subsidiary.
(1 8 )	Position or portion thereof is held by Orangewood WWB Co-Invest, L.P. which is held by ABPCIC Equity Holdings,
(1 9 )	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(20)	Position or portion thereof is held by Pamlico Avant Holdings L.P. which is held by ABPCIC Avant, LLC, a consolidated subsidiary.
(2 1 )	Position or portion thereof is held by Nepcore Parent Holdings, LLC.
(2 2 )	Position or portion thereof is held by REP Coinvest III AGP Blocker, L.P. which is held by ABPCIC Equity Holdings, LLC.
(2 3 )	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(2 4 )	Position or portion thereof is held through Advantage AVP Parent Holdings, L.P.
(2 5 )	Position or portion thereof is held by REP Coinvest III Tec, L.P. which is held by ABPCIC Equity Holdings, LLC.
(2 6 )	Held by ABPCIC Equity Holdings, LLC.
(2 7 )
Aggregate gross unrealized appreciation for federal income tax purposes is $14,943,797; aggregate gross unrealized depreciation for federal income tax purposes is $8,243,328. Net unrealized appreciation is $6,700,469 based upon a tax cost basis of $885,880,524.

(2 8 )	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(2 9 )	The rate shown is the annualized seven-day yield as of December 31, 2021.
( 3 0 )	Position or portion thereof is held by Freddy’s Acquisition, LP.
(3 1 )	Position or portion thereof is held by GSV MedSuite Investments, LLC.
(32)	The rate shown is the annualized seven-day yield as of December 31, 2021.

L -	LIBOR
P -	Prime
PIK -	Payment-In-Kind

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Notes to Consolidated Financial Statements
December 31, 2022
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
On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. At December 31, 2022, the Fund had total Capital Commitments of $572,772,226, of which 14% is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2022, the Fund had certain investments held in three portfolio companies on non-accrual
status, which represented 0.96% and 0.26% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2021, the Fund had certain investments held in one portfolio company on non-accrual
status, which represented 0.48% and 0.13% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value.
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
as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of December 31, 2022, and December 31, 2021, $0 and $0, respectively, of accrued excise taxes remained payable. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Fund accrued income taxes of $1,181,087, $278,497 and $0, respectively. As of December 31, 2022, and December 31, 2021, $1,303,918 and $200,000, respectively, of accrued income taxes remained payable.
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
On March 24, 2022, the Fund entered into the second amended and restated investment advisory agreement (the “Second Amended and Restated Advisory Agreement”), replacing the Amended and Restated Advisory Agreement pursuant to which effective March 24, 2022 the base management fee shall be calculated at an annual rate of 1.375%. On March 24, 2022, the Fund and the Adviser also entered into a fee waiver letter pursuant to which the Adviser has agreed to waive a portion of the management fee in excess of the base management fee calculated at the reduced annual rate of 1.375% for the period January 1, 2022 through March 24, 2022.
For the year ended December 31, 2022, the Fund incurred a management fee of $14,216,401, of which $283,566 was voluntarily waived by the Adviser. For the year ended December 31, 2021, the Fund incurred a management fee of $10,090,280, of which $1,198,763 was voluntarily waived by the Adviser. For the year ended December 31, 2020, the Fund incurred a management fee of $6,091,338, of which $1,863,539 was voluntarily waived by the Adviser. As of December 31, 2022, and December 31, 2021, $3,778,123 and $2,653,052, respectively, of accrued management fee remained payable.
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
For the year ended December 31, 2022, the Fund incurred income – based incentive fees of $6,693,257, of which $0, was voluntarily waived by the Adviser. For the year ended December 31, 2021, the Fund incurred income – based incentive fees of $3,650,394, of which $0, was voluntarily waived by the Adviser. For the year ended December 31, 2020, the Fund incurred income – based incentive fees of $1,790,567, of which $486,784, was voluntarily waived by the Adviser. As of December 31, 2022, and December 31, 2021, $2,534,935, and $1,377,288, respectively, of accrued income-based incentive fees remained payable.
The capital gains fee shall be determined and payable in arrears as of the end of each calendar year (or upon termination of this Agreement as set forth below), and will equal 20.0% of the Fund’s aggregate cumulative realized capital gains, if any, from the date of the Fund’s election to be regulated as a BDC through the end of each calendar year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation, less the aggregate amount of any previously paid capital gain Incentive Fees, with respect to each of the investments in the Company’s portfolio. The Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. The capital gains fee is not subject to any minimum return to stockholders. If such amount is negative, then no Capital Gains Fee will be payable for such year. In the event that this Agreement shall terminate as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

For the year ended December 31, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $(1,283,044), which was not realized. For the year ended December 31, 2021, the Fund incurred capital gains incentive fee of $1,283,044. There was no capital gains incentive fee under GAAP recognized for the year ended December 31, 2020. As of December 31, 2022 and December 31, 2021, $0 and $1,283,044, respectively, of capital gains incentive fee remained payable.
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
As of December 31, 2022, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	259,263	—	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.170%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%
March 31, 2022	—	—	—	9.483%	March 31, 2025	1.0%
June 30, 2022	—	—	—	5.815%	June 30, 2025	1.0%
September 30, 2022	—	—	—	7.590%	September 30, 2025	1.0%
December 31, 2022	—	—	—	10.135%	December 31, 2025	1.0%

Total	$4,874,139	$4,199,150	$674,989

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
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Fund accrued $122,244, $79,209 and $50,199, respectively, in transfer agent fees. As of December 31, 2022 and December 31, 2021, $34,224 and $23,019, respectively, of accrued transfer agent fees remained payable.

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
Affiliates
The table below presents the Fund’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2022
Controlled Affiliates
Bowline Energy, LLC	$3,501,384	$—	$(3,463,180)	$—	$(38,204)	$—	$219,123
Bowline Topco LLC	2,600,575	—	(5,903,855)	3,901,578	(424,461)	173,837	—

	$6,101,959	$—	$(9,367,035)	$3,901,578	$(462,665)	$173,837	$219,123
For the Year Ended December 31, 2021
Controlled Affiliates
Bowline Energy, LLC	$—	$3,463,419	$—	$(239)	$38,204	$3,501,384	$112,499
Bowline Topco LLC	—	2,002,277	—	—	598,298	2,600,575	—

	$—	$5,465,696	$—	$(239)	$636,502	$6,101,959	$112,499
(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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
Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $33 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2022, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.
On June 10, 2022, the Fund entered into an amendment to the 2021 HSBC Credit Agreement (the “First 2021 HSBC Credit Agreement Amendment) concerning the 2021 HSBC Credit Facility. The First 2021 HSBC Credit Agreement Amendment (i) extended the maturity date of the 2021 HSBC Credit Facility from June 10, 2022 to June 9, 2023 and (ii) reduced the Fund’s sublimit commitment from $50,000,000 to $33,000,000.
On November 10, 2022, the Fund entered into a second amendment to the 2021 HSBC Credit Agreement (the “Second 2021 HSBC Credit Agreement Amendment”) concerning the 2021 HSBC Credit Facility. The Second 2021 HSBC Credit Agreement Amendment (i) temporarily increased the 2021 HSBC Credit Facility’s maximum commitment from $135,000,000 to $200,000,000 until March 31, 2023 (the “Temporary Increase Maturity Date”) and (ii) temporarily increased the Fund’s sublimit commitment from $33,000,000 to $50,000,000 until the Temporary Increase Maturity Date.

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
All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket
expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2022, the Fund is in compliance with these covenants.
On September 22, 2022, ABPCIC Funding II entered into an amendment to the Synovus Loan Agreement providing for, among other things, the replacement of LIBOR with term SOFR plus an adjustment.
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

On July 1, 2021, ABPCIC Funding III entered into an amendment to the Natixis Credit Agreement providing for, among other things, an upsize of the aggregate principal amount of the commitments under the Natixis Credit Agreement from $100,000,000 to $150,000,000. On November 5, 2021, pursuant to an amendment to Natixis Credit Agreement, the Fund increased the commitment of the existing lender by $75,000,000 from $150,000,000 to $225,000,000. On March 4, 2022, pursuant to Amendment No 4 to the Natixis Credit Agreement, ABPCIC Funding III increased the commitment by $25,000,000 from $225,000,000 to $250,000,000. On May 27, 2022, pursuant to Amendment No. 5 to the Natixis Credit Agreement, ABPCIC Funding III increased the commitment by $50,000,000 from $250,000,000 to $300,000,000. On September 30, 2022, pursuant to Amendment No. 6 to the Natixis Credit Agreement, the Reinvestment Period (as defined in the Natixis Credit Agreement) outside date was extended from 18 months after the Closing Date (as defined in the Natixis Credit Agreement) to 24 months after the Closing Date.
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
Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding III. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. The Natixis Collateral Manager will not receive a fee for these services so long as the Adviser or an affiliate thereof continues providing such services. ABPCIC Funding III will reimburse expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding III has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2022, the Fund is in compliance with these covenants.
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
The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2022 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$—	$50,000,000	$—
Synovus	200,000,000	180,000,000	20,000,000	180,000,000
Natixis	300,000,000	268,000,000	32,000,000	268,000,000

Total	$550,000,000	$448,000,000	$102,000,000	$448,000,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2021 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$40,000,000	$10,000,000	$40,000,000
Synovus	200,000,000	147,300,000	52,700,000	147,300,000
Natixis	225,000,000	193,300,000	31,700,000	193,300,000

Total	$475,000,000	$380,600,000	$94,400,000	$380,600,000

As of December 31, 2022 and December 31, 2021, deferred financing costs were $1,146,619 and $3,438,175, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.
Collateralized Loan Obligations
On August 9, 2019, CLO VI (the “Issuer”) and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the
“Co-Issuer,”
and together with the Issuer, the
“Co-Issuers”),
each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO Transaction”). The stated reinvestment date was August 9, 2022.
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
The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,345,789
Class A-1-L Senior Secured Floating Rate Note (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,626,138
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,850,455
Class A-2-R Senior Secured Deferrable Floating Rate (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,283,185
Class B-R Senior Secured Deferrable Floating Rate (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $414,624 and $1,229,809, respectively, as of December 31, 2022 and are reflected on the consolidated statements of assets and liabilities.

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
The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the year ended December 31, 2022, the Fund incurred collateral management fees of $588,476, which was voluntarily waived by the Adviser. For the year ended December 31, 2021, the Fund incurred collateral management fees of $1,844,600, which was voluntarily waived by the Adviser. For the year ended December 31, 2020, the Fund incurred collateral management fees of $1,843,957, which was voluntarily waived by the Adviser. Pursuant to a new CLO notes issuance, a collateral management fee is no longer charged as long as the Adviser serves as a collateral manager.
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
Secured Borrowings outstanding as of December 31, 2022 were as follows.

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	12/22/2022	90 days or less from trade date	2.27	$5,917,275

				$5,917,275

Secured Borrowings outstanding as of December 31, 2021 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
PAW Midco, Inc.	12/28/2021	60 days or less from trade date	1.03	$5,328,115
Veracross LLC	12/28/2021	60 days or less from trade date	1.03	4,900,000

				$10,228,115

As of December 31, 2022 and December 31, 2021, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Revolving Credit Facilities, Notes and Secured Borrowings were $699,022,842 and $603,282,719, respectively.
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the components of interest and other debt expenses related to the borrowings were as follows:

	For the year ended	For the year ended	For the year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest and borrowing expenses	$27,779,045	$10,795,208	$7,282,854
Commitment fees	568,349	377,176	125,253
Amortization of discount, debt issuance and deferred financing costs	4,576,317	2,764,057	1,208,387

Total	$32,923,711	$13,936,441	$8,616,494

Weighted average interest rate (1)	4.32%	2.50%	2.87%
Average outstanding balance	$642,477,571	$431,160,914	$254,088,888

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

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
The following tables summarize the valuation of the Fund’s investments as of December 31, 2022:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$28,971,985	$—	$—	$28,971,985

Total Cash Equivalents	$28,971,985	$—	$—	$28,971,985

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,088,190,382	$1,088,190,382
2nd Lien/Junior Secured Debt	—	—	10,640,036	10,640,036
Preferred Stock	—	—	9,218,222	9,218,222
Common Stock	449,864	—	7,420,892	7,870,756
Warrants	—	—	994,095	994,095
Total	$449,864	$—	$1,116,463,627	$1,116,913,491
Investments valued at NAV as a practical expedient #				5,603,604

Total assets #				$1,122,517,095

*	See consolidated schedule of investments for industry classifications.
#
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2021:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$17,156,786	$—	$—	$17,156,786

Total Cash Equivalents	$17,156,786	$—	$—	$17,156,786

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$859,412,243	$859,412,243
2nd Lien/Junior Secured Debt	—	—	10,677,299	10,677,299
Preferred Stock	—	—	12,563,914	12,563,914
Common Stock	1,220,199	—	4,695,735	5,915,934
Warrants	12,335	—	1,111,543	1,123,878
Total	$1,232,534	$—	$888,460,734	$889,693,268
Investments valued at NAV as a practical expedient #				2,887,725

Total assets #				$892,580,993

*	See consolidated schedule of investments for industry classifications.
#
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2022:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of January 1, 2022	$859,412,243	$10,677,299	$4,695,735	$12,563,914	$1,111,543	$888,460,734
Purchases (including PIK)	447,434,086	220,045	2,683,623	2,396,024	43,880	452,777,658
Sales and principal payments	(196,946,622)	—	(159,711)	(8,919,847)	(299,962)	(206,326,142)
Realized Gain (Loss)	(19,544)	—	(46)	5,415,842	275,999	5,672,251
Net Amortization of Premium/Discount	6,629,933	21,713	—	—	—	6,651,646
Transfers In	—	—	426,294	—	—	426,294
Transfers Out	—	—	(802,902)	—	—	(802,902)
Net Change in Unrealized Appreciation (Depreciation)	(28,319,714)	(279,021)	577,899	(2,237,711)	(137,365)	(30,395,912)

Balance as of December 31, 2022	$1,088,190,382	$10,640,036	$7,420,892	$9,218,222	$994,095	$1,116,463,627

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(25,834,883)	$(279,021)	$577,899	$(2,018,945)	$89,851	$(27,465,099)
For the year ended December 31, 2022, amounts of $426,294 of Common Stock were transferred into Level 3 from Investments valued at net asset value as a practical expedient due to the decreased transparency of the price inputs used in the valuation of these positions. Further amounts of $802,902 of Common Stock were transferred out of Level 3 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3.
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
For the year ended December 31, 2021, amounts of $8,354,187 of 1st Lien/Senior Secured Debt were transferred out of Level 3 to Level 2 due to the improved transparency of the price inputs used in the valuation of these positions. Amounts of $23,721 of Warrants were transferred out of Level 3 to Level 1 as readily observable prices are now available for these positions. Further, amounts of $735,350 of Common Stock were transferred out of Level 3 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3. There were no transfers into Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2022 and December 31, 2021, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,017,673,836	Market Yield Analysis	Market Yield	9.1% - 24.5% (11.5%)	Decrease
	3,196,797	Market Approach	EBITDA Multiple	4.6x - 10.0x (9.9x)	Increase
	2,625,128	Market Approach	Revenue Multiple	0.5x	Increase
	255,988	Liquidation Value	Asset Value	N/A	Increase
	64,438,633	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,640,036	Market Yield Analysis	Market Yield	13.7% - 14.6% (14.3%)	Decrease
Common Stock	4,066,465	Market Approach	EBITDA Multiple	8.0x - 30.0x (13.5x)	Increase
	997,684	Market Approach	Revenue Multiple	0.8x - 36.1x (10.8x)	Increase
	332,454	Market Approach	Network Cashflow Multiple	33.0x	Increase
	404,565	Market Approach	Dividend Yield	14.3%	De crease
	1,619,724	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	4,689,366	Market Approach	Revenue Multiple	0.5x - 12.0x (8.2x)	Increase
	4,355,019	Market Yield Analysis	Dividend Yield	12.5% - 17.5% (15.6%)	D e crease
	173,837	Expected Repayment	Redemption Price	N/A	N/A
Warrants	994,095	Market Approach	Revenue Multiple	0.5x - 8.5x (8.2x)	Increase

Total Assets	$1,116,463,627

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$665,565,654	Market Yield Analysis	Market Yield	4.7% - 14.6% (7.7%)	Decrease
	4,888,622	Market Approach	EBITDA Multiple	3.5x - 7.7x (4.7x)	Increase
	1,124,564	Liquidation Value	Asset Value	N/A	Increase
	187,833,403	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,677,299	Market Yield Analysis	Market Yield	8.5% - 10.2% (9.7%)	Decrease
Common Stock	1,444,140	Market Approach	EBITDA Multiple	8.0x - 16.0x (13.1x)	Increase
	163,472	Market Approach	Revenue Multiple	36.1x	Increase
	439,931	Market Approach	Network Cashflow Multiple	37.5x	Increase
	2,648,192	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	3,854,995	Market Approach	EBITDA Multiple	3.5x - 10.0x (5.2x)	Increase
	6,990,517	Market Approach	Revenue Multiple	4.4x - 20.0x (12.9x)	Increase
	1,718,402	Market Yield Analysis	Dividend Yield	11.5%	De crease
Warrants	1,103,948	Market Approach	Revenue Multiple	1.9x - 18.0x (10.3x)	Increase
	7,595	Recent Purchase	Purchase Price	N/A	N/A

Total Assets	$888,460,734

(1)	Weighted averages are calculated based on fair value of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2022 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note	$97,345,789	$96,039,375	$—	$—	$96,039,375
Class A-1-L Senior Secured Floating Rate Note	74,626,138	73,312,500	—	—	73,312,500
Class A-1-F Senior Secured Fixed Rate Note	29,850,455	28,275,000	—	—	28,275,000
Class A-2-R Senior Secured Deferrable Floating Rate	43,283,185	41,216,250	—	—	41,216,250
Total	$245,105,567	$238,843,125	$—	$—	$238,843,125

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $414,624 and $1,229,809 as of December 31, 2022 and are reflected on the consolidated statements of assets and liabilities.

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
6. Commitments & Contingencies
Commitments
The Fund may enter into commitments to fund investments. As of December 31, 2022, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of December 31, 2022 and December 31, 2021:

			12/31/2022		12/31/2021
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	09/27/2022	$—	$—	$3,448,816	$—
5 Bars, LLC	Delayed Draw Term Loan	02/28/2023	2,845,273	(7,113)	—	—
5 Bars, LLC	Revolver	09/27/2024	646,653	(1,617)	646,653	—
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	3,689,335	(119,903)	8,108,576	(162,172)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(31,491)	787,273	(7,873)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	—	414,764	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(21,087)	648,837	(3,244)
Admiral Buyer, Inc	Delayed Draw Term Loan	05/06/2024	1,576,961	(15,770)	—	—
Admiral Buyer, Inc	Revolver	05/08/2028	563,200	(11,264)	—	—
AEG Holding Company, Inc.	Revolver	11/20/2023	670,119	—	1,116,864	—
Airwavz Solutions, Inc	Delayed Draw Term Loan	03/31/2024	3,263,699	(40,796)	—	—
Airwavz Solutions, Inc	Revolver	03/31/2027	652,740	(13,055)	—	—
Alphasense, Inc.	Revolver	05/29/2024	—	—	872,355	(4,362)
American Physician Partners, LLC	Revolver	07/21/2022	—	—	97,681	—
American Physician Partners, LLC	Revolver	02/15/2023	97,681	(14,896)	—	—
American Physician Partners, LLC	Delayed Draw Term Loan	02/15/2023	421,339	(8,427)	—	—
AMI US Holdings, Inc.	Revolver	04/01/2024	1,094,605	—	656,763	—
Analogic Corporation	Revolver	06/22/2023	24,444	(856)	91,667	(2,979)
AOM Acquisition, LLC.	Revolver	02/18/2027	1,218,605	(9,140)	—	—
Arrowstream Acquisition Co., Inc.	Revolver	12/15/2025	—	—	386,309	(2,897)
Avalara, Inc.	Revolver	10/19/2028	1,065,375	(26,634)	—	—
Avant Communications, LLC	Revolver	11/30/2026	566,910	—	566,910	(11,338)
Avetta, LLC	Revolver	04/10/2024	494,396	(2,472)	494,396	(1,236)
BAART Programs, Inc.	Delayed Draw Term Loan	06/11/2023	2,750,974	(130,671)	—	—
Banneker V Acquisition, Inc.	Revolver	12/04/2025	259,300	—	259,300	—
BEP Borrower Holdco, LLC	Revolver	06/12/2024	—	—	429,435	—
Bonterra, LLC	Delayed Draw Term Loan	09/08/2023	2,746,215	(68,655)	—	—
Bonterra, LLC	Revolver	09/08/2027	723,392	(23,510)	—	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/30/2022	—	—	2,779,542	(55,591)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/31/2023	—	—	3,887,472	(77,749)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	2,108,716	(57,990)	—	—
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(29,156)	777,494	(15,550)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(20,409)	680,292	(13,606)
BSI2 Hold Nettle, LLC	Revolver	06/30/2028	588,922	(10,306)	—	—
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	1,816,606	(45,415)	1,986,913	(19,869)
BV EMS Buyer, Inc.	Delayed Draw Term Loan	03/21/2024	2,765,018	(96,776)	—	—
Captain D’s, Inc.	Revolver	12/15/2023	—	—	195,053	—
Caregiver 2, Inc.	Delayed Draw Term Loan	03/10/2023	—	—	270,904	(4,741)
Cerifi, LLC	Revolver	04/01/2027	1,107,792	(33,234)	—	—
Certify, Inc	Revolver	02/28/2024	119,907	(899)	—	—
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2023	1,320,427	(52,817)	—	—
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2026	—	—	2,308,549	(34,628)

Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	05/10/2024	1,656,288	(62,111)	—	—
Coding Solutions Acquisition, Inc	Revolver	05/11/2028	636,288	(30,224)	—	—
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	12/31/2022	—	—	2,443,965	(18,330)
Coding Solutions Acquisition, Inc.	Revolver	12/31/2025	—	—	46,552	(349)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	109,272	(4,371)	1,854,175	—
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	03/29/2024	2,912,094	(87,363)	—	—
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	863,813	(34,553)	388,716	(2,915)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2024	834,415	(27,118)	—	—
Community Brands Parentco, LLC	Revolver	02/24/2028	417,208	(17,731)	—	—
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	1,870,703	(46,768)	3,799,263	—
Coretelligent Intermediate LLC	Revolver	10/21/2027	1,139,779	(31,344)	1,266,421	(18,996)
Cybergrants Holdings, LLC	Delayed Draw Term Loan	09/08/2023	—	—	1,151,751	(11,518)
Cybergrants Holdings, LLC	Revolver	09/08/2027	—	—	1,151,751	(11,518)
Datacor, Inc.	Delayed Draw Term Loan	03/31/2024	1,431,722	(7,159)	2,545,283	—
Datacor, Inc.	Revolver	12/29/2025	643,849	(9,658)	643,849	(3,219)
Degreed, Inc.	Delayed Draw Term Loan	03/24/2023	—	—	1,391,394	(3,478)
Degreed, Inc.	Delayed Draw Term Loan	08/18/2023	1,391,394	(34,785)	—	—
Degreed, Inc.	Delayed Draw Term Loan	08/18/2024	1,321,674	(26,433)	—	—
Degreed, Inc.	Revolver	05/31/2025	—	—	417,813	(3,134)
Degreed, Inc.	Revolver	05/29/2026	417,813	(12,534)	—	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2022	—	—	1,053,759	(121,182)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2023	619,031	(221,304)	—	—
Dillon Logistics, Inc.	Revolver	12/11/2023	—	—	30,562	(23,089)
Dispatch Track, LLC	Revolver	12/17/2026	301,930	(3,019)	301,930	(755)
EET Buyer, Inc.	Revolver	11/08/2027	690,794	(13,816)	690,794	(13,816)
Engage2Excel, Inc.	Revolver	03/07/2023	31,409	(864)	9,423	(94)
EnterpriseDB Corporation	Revolver	06/22/2026	—	—	1,012,902	(2,532)
EvolveIP, LLC	Revolver	06/07/2025	418,538	(11,510)	510,182	(2,551)
Exterro, Inc.	Revolver	05/31/2024	247,500	(1,238)	247,500	—
Faithlife, LLC	Delayed Draw Term Loan	09/19/2022	—	—	1,328,991	—
Faithlife, LLC	Revolver	09/18/2025	279,053	—	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2022	—	—	1,609,623	(64,385)
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	1,609,623	(8,048)	1,609,623	(64,385)
Fatbeam, LLC	Revolver	02/22/2026	—	—	386,309	(15,452)
Firstdigital Communications LLC	Revolver	12/17/2026	1,174,177	(49,903)	1,586,726	(31,735)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	10/29/2023	—	—	915,937	(6,870)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	04/14/2024	1,278,703	(19,181)	—	—
Foundation Risk Partners, Corp.	Revolver	10/29/2027	610,625	(10,686)	1,038,062	(12,976)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	412,270	(4,123)	412,270	—
Fusion Holding Corp	Revolver	09/15/2027	1,379,193	(34,480)	—	—
Fusion Risk Management Inc	Revolver	08/30/2028	852,848	(29,850)	—	—
Fuze, Inc.	Revolver	09/20/2024	—	—	1,111,471	29,436
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2023	39,209	(1,274)	—	—
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	—	—	567,862	(5,679)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(11,492)	270,410	(5,408)
GHA Buyer, Inc.	Revolver	06/24/2025	—	—	634,051	—
GHA Buyer, Inc.	Revolver	06/24/2026	951,077	(40,421)	—	—
Global Radar Holdings, LLC	Revolver	12/31/2025	—	—	116,379	—
GlobalWebIndex Inc.	Delayed Draw Term Loan	12/30/2022	—	—	1,841,860	(64,465)
Greenhouse Software, Inc.	Revolver	03/01/2027	—	—	1,232,251	(6,161)
Greenhouse Software, Inc.	Revolver	09/01/2028	1,232,251	(30,806)	—	—
Greenhouse Software, Inc.	Revolver	09/01/2028	604,499	(15,112)	—	—
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	05/30/2025	6,702,083	(50,266)	—	—
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	09/16/2024	1,586,009	(35,685)	—	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	11/02/2023	—	—	1,344,054	—
GS AcquisitionCo, Inc.	Revolver	05/22/2026	456,698	(18,268)	239,766	(1,199)

Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/22/2023	1,918,951	(23,987)	—	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/23/2023	—	—	2,935,369	(16,438)
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/15/2023	—	—	1,659,616	(16,596)
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/16/2023	889,740	(2,224)	—	—
Honor HN Buyer, Inc	Delayed Draw Term Loan	08/26/2024	2,437,025	—	—	—
Honor HN Buyer, Inc	Revolver	10/15/2027	304,093	(2,281)	304,093	(6,082)
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2023	3,436,155	(25,771)	—	—
Iodine Software, LLC	Revolver	05/19/2027	1,089,030	(21,781)	1,227,453	—
Kaseya Inc.	Delayed Draw Term Loan	06/24/2024	636,776	(19,103)	—	—
Kaseya Inc.	Revolver	06/25/2029	636,776	(23,879)	—	—
Kaseya, Inc.	Delayed Draw Term Loan	09/08/2023	—	—	345,912	—
Kaseya, Inc.	Revolver	05/02/2025	—	—	375,990	—
Kindeva Drug Delivery L.P.	Revolver	05/01/2025	—	—	757,349	(24,614)
Krispy Krunchy Foods, L.L.C	Revolver	11/17/2027	—	—	974,884	(19,498)
Mathnasium LLC	Revolver	11/15/2027	565,781	(12,730)	565,781	(11,315)
Mavenlink, Inc.	Revolver	06/03/2027	1,431,852	(39,376)	1,789,816	(35,796)
MBS Holdings, Inc.	Revolver	04/16/2027	974,169	(38,967)	974,169	(4,871)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(30,965)	917,485	—
Medical Management Resource Group, LLC	Delayed Draw Term Loan	09/30/2023	—	—	1,582,075	(11,866)
Medical Management Resource Group, LLC	Revolver	09/30/2026	316,415	(11,866)	316,415	(5,537)
MedMark Services, Inc.	Delayed Draw Term Loan	06/11/2023	—	—	4,853,121	(48,531)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	10/23/2023	7,144,203	—	—	—
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(5,103)	—	—
Metametrics, Inc.	Revolver	09/10/2025	520,946	(6,512)	390,710	—
Millin Purchaser LLC	Delayed Draw Term Loan	02/22/2022	—	—	1,632,961	(12,247)
Millin Purchaser LLC	Delayed Draw Term Loan	10/22/2023	—	—	7,144,203	(53,582)
Millin Purchaser LLC	Revolver	10/22/2026	—	—	680,400	(10,206)
MMP Intermediate, LLC	Revolver	02/15/2027	552,880	(19,351)	—	—
Moon Buyer, Inc.	Delayed Draw Term Loan	10/21/2022	—	—	4,538,792	—
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	(2,909)	1,163,793	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	2,828,188	(113,128)	3,199,307	—
MSM Acquisitions, Inc.	Revolver	12/09/2026	655,399	(29,493)	1,111,729	(5,559)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	01/24/2024	592,150	(20,725)	—	—
MSP Global Holdings, Inc.	Revolver	01/25/2027	845,929	(29,608)	—	—
Mykaarma Acquisition LLC	Revolver	03/21/2028	593,215	(16,313)	—	—
Navigate360, LLC	Revolver	03/17/2027	604,235	(12,085)	—	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	03/23/2022	—	—	1,103,804	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	06/10/2024	2,973,121	(22,298)	—	—
Netwrix Corporation And Concept Searching Inc.	Revolver	09/30/2026	—	—	166,551	—
Netwrix Corporation And Concept Searching Inc.	Revolver	06/11/2029	774,755	(7,748)	—	—
NI Topco, Inc	Revolver	12/28/2026	—	—	549,052	(12,354)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	(1,147)	458,721	(2,294)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(1,542)	616,682	—
PerimeterX, Inc.	Delayed Draw Term Loan	05/23/2022	—	—	698,833	(6,988)
PerimeterX, Inc.	Delayed Draw Term Loan	07/01/2023	—	—	1,075,406	(10,754)
PerimeterX, Inc.	Revolver	11/22/2024	—	—	279,533	(2,795)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/15/2023	161,112	(7,250)	—	—
Ping Identity Corporation	Revolver	10/17/2028	1,203,344	(30,084)	—	—
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	798,862	(25,963)	1,536,273	(38,407)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	384,068	(4,801)	537,696	(6,721)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	01/17/2022	—	—	234,363	—
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	—	—	292,954	—
Pinnacle Treatment Centers, Inc.	Revolver	01/02/2026	292,954	(6,591)	—	—
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	07/15/2024	2,720,672	(30,472)	—	—

Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,232	(29,981)	959,386	(19,188)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	12/18/2022	—	—	2,484,335	(6,211)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	04/15/2024	3,665,540	(91,638)	—	—
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(14,718)	588,705	(1,472)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/01/2027	486,706	(15,818)	789,253	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	05/31/2024	4,995,303	(162,347)	—	—
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	09/16/2024	2,840,999	(35,512)	—	—
Sako and Partners Lower Holdings LLC	Revolver	09/15/2028	905,569	(24,903)	—	—
Salisbury House, LLC	Revolver	08/30/2025	269,006	(10,088)	448,343	(6,725)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	06/28/2024	1,177,845	(26,502)	—	—
Sandstone Care Holdings, LLC	Revolver	06/28/2028	588,923	(19,140)	—	—
Saturn Borrower Inc	Delayed Draw Term Loan	12/15/2023	—	—	3,960,391	(79,208)
Saturn Borrower Inc	Revolver	12/15/2027	—	—	745,874	(14,918)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/12/2023	—	—	1,922,732	(24,034)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/09/2024	2,367,499	(35,512)	—	—
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(32,046)	1,281,821	(19,227)
Saviynt, Inc.	Delayed Draw Term Loan	12/22/2024	6,097,981	(152,450)	—	—
Saviynt, Inc.	Revolver	12/22/2027	609,798	(15,245)	—	—
SCA Buyer, LLC	Revolver	01/20/2026	257,540	(10,302)	386,309	(966)
ScyllaDB, Inc.	Delayed Draw Term Loan	03/08/2024	660,837	(8,260)	—	—
ScyllaDB, Inc.	Revolver	09/08/2027	264,335	(4,626)	—	—
SecureLink, Inc.	Revolver	10/01/2025	—	—	439,523	—
Securonix, Inc.	Revolver	04/05/2028	1,538,337	(69,225)	—	—
Single Digits, Inc.	Revolver	12/21/2023	416,149	(63,463)	416,149	(4,161)
Sirsi Corporation	Revolver	03/15/2024	553,741	(2,769)	553,741	(1,384)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,950	(37,893)	1,165,951	—
Smartlinx Solutions, LLC	Revolver	03/04/2026	389,613	(11,688)	519,484	(2,597)
Smile Brands, Inc.	Revolver	10/12/2025	166,783	(12,926)	240,909	(2,409)
Soladoc, LLC	Delayed Draw Term Loan	06/10/2024	2,355,690	(53,003)	—	—
Soladoc, LLC	Revolver	06/12/2028	588,922	(19,140)	—	—
Spark DSO LLC	Revolver	04/20/2026	1,105,760	(38,702)	—	—
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2023	3,630,358	(54,455)	—	—
Stratus Networks, Inc.	Revolver	12/15/2027	13,201	(330)	—	—
Streamsets, Inc.	Revolver	11/25/2024	—	—	350,524	(12,268)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	(4,654)	310,244	—
Sundance Group Holdings, Inc	Delayed Draw Term Loan	07/02/2023	—	—	3,547,253	(26,604)
Sundance Group Holdings, Inc	Revolver	07/02/2027	—	—	993,231	(14,898)
Sundance Group Holdings, Inc.	Revolver	07/02/2027	1,418,901	(39,020)	—	—
Swiftpage, Inc.	Revolver	06/13/2023	225,317	(9,576)	225,317	(1,690)
Syntax Systems Ltd	Delayed Draw Term Loan	10/29/2023	—	—	2,434,137	(24,341)
Syntax Systems Ltd	Delayed Draw Term Loan	10/30/2023	2,434,137	(121,707)	—	—
Syntax Systems Ltd	Revolver	10/29/2026	324,552	(16,228)	547,843	(5,479)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	08/13/2022	—	—	2,962,646	—
TA/WEG Holdings, LLC	Revolver	10/04/2027	—	—	233,655	—
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/25/2023	1,056,104	(84,488)	1,056,104	(10,561)
TBG Food Acquisition Corp	Revolver	12/25/2027	264,026	(21,122)	264,026	(2,640)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(7,996)	290,770	(2,181)
Telesoft Holdings, LLC	Revolver	12/16/2025	547,128	(12,310)	596,866	(2,984)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	10/01/2023	—	—	1,441,028	(3,603)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	03/31/2024	1,253,266	(18,799)	—	—
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	138,106	(3,453)	379,793	(1,899)
Thrive Buyer, Inc.	Delayed Draw Term Loan	06/30/2023	—	—	3,625,292	(9,063)
Thrive Buyer, Inc.	Revolver	01/22/2027	961,759	(14,426)	1,109,722	(2,774)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	3,080,902	(46,214)	3,383,145	(33,831)
TRGRP, Inc.	Revolver	11/01/2023	333,333	—	333,333	—
Unanet, Inc.	Delayed Draw Term Loan	12/09/2024	3,790,435	(37,904)	—	—
Unanet, Inc.	Revolver	12/08/2028	1,263,478	(25,270)	—	—

Ungerboeck Systems International, LLC	Delayed Draw Term Loan	08/02/2023	204,574	(2,046)	—	—
Ungerboeck Systems International, LLC	Revolver	04/30/2027	229,387	(4,588)	161,196	—
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	—	—	1,093,174	—
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/09/2023	279,947	—	—	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	1,163,793	(34,914)	2,327,586	(58,190)
Vectra AI, Inc.	Revolver	03/18/2026	232,759	(6,983)	232,759	(5,819)
Vehlo Purchaser, LLC	Revolver	05/24/2028	1,239,037	(18,586)	—	—
Velocity Purchaser Corporation	Revolver	12/01/2022	—	—	193,237	—
Velocity Purchaser Corporation	Revolver	12/01/2023	193,237	(483)	—	—
Veracross LLC	Delayed Draw Term Loan	12/28/2023	1,668,830	(37,549)	1,668,830	(16,688)
Veracross LLC	Revolver	12/28/2027	1,112,554	(36,158)	1,112,554	(22,251)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	05/02/2024	718,075	(10,771)	—	—
Wealth Enhancement Group, LLC	Revolver	10/04/2027	457,366	(8,004)	—	—
West Dermatology	Delayed Draw Term Loan	06/17/2024	3,731,767	(522,447)	—	—
West Dermatology	Revolver	03/17/2028	1,243,922	(186,588)	—	—
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2024	3,333,525	(33,335)	—	—
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	(27,453)	—	—

Total			$193,536,127	$(5,029,664)	$164,163,963	$(1,707,905)

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
On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed
basis upon the issuance of a capital draw-down notice. At December 31, 2022 the Fund had total Capital Commitments of $572,772,226, of which 14% is unfunded. At December 31, 2021 the Fund had total Capital Commitments of $471,572,464, of which 25% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.
Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	For the year ended December 31, 2022		For the year ended December 31, 2021		For the year ended December 31, 2020
Quarter Ended	Shares	Amount	Shares	Amount	Shares	Amount
March 31	3,095,246	$30,684,000	4,001,981	$37,708,999	4,876,625	$41,844,852
June 30	5,759,395	56,263,228	1,637,964	15,687,764	—	—
September 30	1,926,590	18,306,259	1,632,591	15,930,053	—	—
December 31	3,755,874	35,267,404	7,002,731	68,607,150	3,557,981	33,276,379

Total capital drawdowns	14,537,105	$140,520,891	14,275,267	$137,933,966	8,434,606	$75,121,231

Distributions
The following tables reflect the distributions declared on Shares during the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2022	3/29/2022	4/28/2022	$0.25	$9,709,845
6/28/2022	6/28/2022	7/27/2022	$0.15	6,590,492
9/28/2022	9/28/2022	10/24/2022	$0.20	8,539,011
12/28/2022	12/28/2022	1/30/2023	$0.38	18,757,851

				$43,597,199

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2021	3/29/2021	4/28/2021	$0.16	$4,358,022
6/28/2021	6/28/2021	7/22/2021	$0.16	4,555,484
9/28/2021	9/28/2021	10/26/2021	$0.17	4,942,950
12/29/2021	12/29/2021	2/8/2022	$0.15	4,924,772

				$18,781,228

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2020	3/27/2020	4/29/2020	$0.24	$3,551,533
6/26/2020	6/26/2020	7/29/2020	$0.13	2,572,039
9/28/2020	9/28/2020	10/28/2020	$0.15	2,925,160
12/29/2020	12/29/2020	1/28/2021	$0.16	3,133,557

				$12,182,289

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
The following tables summarize Shares distributed pursuant to the DRIP during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2022	3/29/2022	3/31/2022	526,163	$5,101,704
6/28/2022	6/28/2022	6/30/2022	360,978	3,500,728
9/28/2022	9/28/2022	9/30/2022	482,995	4,589,372
12/28/2022	12/28/2022	12/30/2022	1,082,749	9,848,794

			2,452,885	$23,040,598

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2021	3/29/2021	3/31/2021	229,904	$2,167,568
6/28/2021	6/28/2021	6/30/2021	241,688	2,332,651
9/28/2021	9/28/2021	9/30/2021	265,157	2,587,811
12/31/2021	12/31/2021	12/31/2021	263,809	2,582,774

			1,000,558	$9,670,804

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2020	3/27/2020	3/31/2020	225,117	$1,931,666
6/26/2020	6/26/2020	6/30/2020	152,049	1,321,289
9/28/2020	9/28/2020	9/30/2020	165,917	1,512,599
12/29/2020	12/29/2020	12/31/2020	170,132	1,591,179

			713,215	$6,356,733

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
The following table summarizes share repurchases completed during the year ended December 31, 2022:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
	2022:
March 31	February 25, 2022	795,164	420,864	$4,081,370	53%	$9.70
June 30	May 27, 2022	911,141	617,738	$5,990,765	68%	$9.70
September 30	August 26, 2022	1,047,133	374,177	$3,555,389	36%	$9.50
December 31	November 25, 2022	1,101,731	693,072	$6,304,249	63%	$9.10
The following table summarizes share repurchases completed during the year ended December 31, 2021:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
	2021:
March 31	February 26, 2021	2,083,220	1,173,288	$11,061,881	56%	$9.43
June 30	May 28, 2021	1,321,608	1,162,555	$11,220,395	88%	$9.65
September 30	August 27, 2021	684,541	887,496	$8,661,434	130%	$9.76
December 31	November 26, 2021	702,352	483,758	$4,736,139	69%	$9.79

8. Earnings Per Share
The following information sets forth the computation of basic and diluted earnings per Share for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	For the year ended	For the year ended	For the year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net increase (decrease) in net assets from operations	$10,551,670	$30,756,594	$8,501,562
Weighted average common shares outstanding	42,791,547	28,442,383	18,603,813
Earnings per common share-basic and diluted	$0.25	$1.08	$0.46
9. Tax Information
The tax character of distributions during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Distributions paid from:
Ordinary Income	$34,796,275	$17,876,132	$11,751,072
Net Long-Term Capital Gains	8,800,924	905,096	431,217

Total Taxable Distributions	$43,597,199	$18,781,228	$12,182,289

As of December 31, 2022, December 31, 2021 and December 31, 2020 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2022		December 31, 2021	December 31, 2020
Undistributed Ordinary Income – Net	$—		$619,501	$105,976
Undistributed Long-Term Income – Net	—		845,299	905,096

Total Undistributed Earnings	—		1,464,800	1,011,072

Other Losses	(46,014	) (a)	—	—
Unrealized Earnings (Losses) – Net	(23,762,518)		6,699,638	(6,371,977)
Other Temporary Differences	(5,790,580)		(1,549,976)	—

Total Accumulated Earnings (Losses) – Net	$(29,599,112)		$6,614,462	$(5,360,905)

(a)	As of December 31, 2022, the Fund had a post October capital loss deferral of $46,014.
The difference between GAAP-basis and tax basis unrealized gains (losses) is due to dividends payable and partnership basis adjustments.
In order to present certain components of the Fund’s capital accounts on a tax-basis,
certain reclassifications have been recorded to the Fund’s accounts. These reclassifications have no impact on the NAV of the Fund’s and result primarily from the re-designation
of dividends and the tax treatment of fee income.

	December 31, 2022	December 31, 2021	December 31, 2020
Paid-in capital in excess of par	$3,168,045	$—	$—
Accumulated undistributed net investment income (loss)	$1,185,251	$(1,266,006)	$(1,244,770)
Accumulated net realized gain (loss)	$(4,353,296)	$1,266,006	$1,244,770

The Fund has six taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one investment listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Fund’s consolidated financial statements reflect the Fund’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Fund to hold certain portfolio companies that are organized as pass-through entities and still satisfy the RIC tax compliance requirements. The net investment income and capital gains and losses from the pass-

through entities are taxed to the Taxable Subsidiaries and do not flow through to the RIC. The Taxable Subsidiaries are not consolidated for income tax purposes and the corporate subsidiaries may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Fund’s consolidated statements of operations. Additionally, any net unrealized appreciation or depreciation related to portfolio investments held by the Taxable Subsidiaries is reflected net of applicable federal and state income taxes in the Fund’s consolidated statements of operations, with the related deferred tax liabilities presented in the Fund’s consolidated statements of assets and liabilities.
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

10. Financial Highlights
Below is the schedule of financial highlights of the Fund for the years ended December 31, 2022, December 31, 2021,
December
31, 2020, December 31, 2019 and December 31, 2018:

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Per Share Data: (1)(2)
Net asset value, beginning of period	$9.80	$9.35	$9.88	$9.91	$10.02
Net investment income (loss)	0.81	0.66	0.66	0.66	0.61
Net realized and unrealized gains (losses) on investments	(0.53)	0.43	(0.51)	(0.08)	(0.17)

Net increase (decrease) in net assets resulting from operations	0.28	1.09	0.15	0.58	0.44

Distributions to stockholders (3)	(0.98)	(0.64)	(0.68)	(0.61)	(0.55)

Net asset value, end of period	$9.10	$9.80	$9.35	$9.88	$9.91
Shares outstanding, end of period	50,228,088	35,343,949	23,775,222	14,627,401	6,383,672
Total return at net asset value before incentive fees (4)	4.12%	13.53%	2.56%	6.29%	4.73%
Total return at net asset value after incentive fees (4)	2.84%	11.81%	2.04%	5.89%	4.42%
Ratio/Supplemental Data:
Net assets, end of period	$456,844,107	$346,259,919	$222,359,632	$144,562,395	$63,273,710
Ratio of total expenses to weighted average net assets	14.42%	13.20%	12.30%	16.24%	14.78%
Ratio of net expenses to weighted average net assets (5)	14.27%	12.59%	11.25%	14.33%	8.62%
Ratio of net investment income (loss) before waivers to weighted average net assets	8.33%	6.34%	5.89%	4.38%	(0.48)%
Ratio of net investment income (loss) after waivers to weighted average net assets (5)	8.48%	6.95%	6.93%	6.28%	5.68%
Ratio of interest and credit facility expenses to weighted average net assets	8.02%	5.15%	4.86%	8.03%	4.37%
Ratio of incentive fees to weighted average net assets (6)	1.32%	1.82%	1.01%	0.93%	0.58%
Portfolio turnover rate	20.55%	27.93%	23.87%	17.83%	24.47%
Asset coverage ratio (7)	165%	157%	162%	163%	172%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)
For the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018, the Adviser voluntarily waived collateral management fees. Additionally, the Adviser received reimbursement payments from the Fund as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the voluntary waived expenses of 0.21% and 1.12%, 2.37%, 1.58%, 0.40% for the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

(6)	Ratio of incentive fees to weighted average net assets calculated before the voluntary waiver of incentive fees by the Adviser.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

11. Subsequent Events
Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than below.
On January 5, 2023, the Adviser established ABPCIC Direct Lending Fund CLO XIII LTD (“ABPCIC Lending CLO XIII”), a Delaware limited liability company. ABPCIC Direct Lending Fund CLO XIII is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.
On January 13, 2023, the Adviser established ABPCIC Funding IV LLC (“ABPCIC Funding IV”), a Delaware limited liability company. ABPCIC Funding IV is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.