Form 10-Q
period 2023-03-31
AB Private Credit Investors Corp
filed 2023-05-15
CIK 1634452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).     Yes   ☐    No   ☒
The issuer had 49,615,133.915 shares of common stock, $0.01 par value per share, outstanding as of
May 15, 2023.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

Item 1.	Financial Statements
AB Private Credit Investors Corporation
Consolidated Statements of Assets and Liabilities

	As of March 31, 2023 (Unaudited)	As of December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,198,535,419 and $1,146,231,264, respectively)	$1,179,169,825	$1,122,343,258
Controlled affiliated investments (amortized cost of $0 and $0)	173,837	173,837

Total investments, at fair value (amortized cost of $1,198,535,419 and $1,146,231,264)	1,179,343,662	1,122,517,095
Cash and cash equivalents	65,352,472	48,785,985
Interest receivable	16,815,086	9,795,021
Receivable for fund shares	2,834,026	2,834,026
Receivable for investments sold	1,423,278	6,428,709
Deferred financing costs	546,904	1,146,619
Prepaid expenses	90,657	226,644

Total assets	$1,266,406,085	$1,191,734,099

Liabilities
Credit facility payable	$520,000,000	$448,000,000
Notes payable (net of unamortized discount of $396,378 and $414,624, respectively, and debt issuance costs of $1,099,287 and $1,229,809, respectively)	245,254,335	245,105,567
Interest and borrowing expenses payable	9,402,857	8,311,138
Secured borrowings	8,768,765	5,917,275
Payable for fund shares repurchased	5,837,993	6,304,249
Management fees payable	3,938,904	3,778,123
Incentive fee payable	2,754,604	2,534,935
Distribution payable	2,395,272	8,909,055
Accrued tax liability	1,321,219	1,303,918
Payable to Adviser	1,061,589	1,347,210
Professional fees payable	650,093	594,355
Administrator and custodian fees payable	585,674	725,470
Accrued expenses and other liabilities	138,169	—
Directors’ fees payable	69,875	—
Transfer agent fees payable	35,272	34,224
Payable for investments purchased	—	1,990,087

Total liabilities	$802,214,621	$734,855,606

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 49,895,174 and 50,228,088 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	498,952	502,281
Paid-in capital in excess of par value	482,847,144	485,940,938
Distributable earnings (accumulated loss)	(19,190,141)	(29,599,112)

Total net assets of AB Private Credit Investors Corporation	$464,155,955	$456,844,107

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$35,509	$34,386

Total net assets	$464,191,464	$456,878,493

Total liabilities and net assets	$1,266,406,085	$1,191,734,099

Net asset value per share of AB Private Credit Investors Corporation	$9.30	$9.10

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2023	2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$29,238,830	$19,019,063
Payment-in-kind interest	3,553,509	594,399
Dividend income	52,452	8,587
From controlled affiliated investments:
Interest income, net of amortization/accretion	—	65,388

Total investment income	32,844,791	19,687,437

Expenses:
Interest and borrowing expenses	13,781,660	5,140,785
Management fees	3,938,904	3,402,792
Income-based incentive fee	2,754,604	1,931,939
Professional fees	515,313	476,980
Administration and custodian fees	264,455	223,237
Insurance expenses	135,986	153,239
Directors’ fees	69,875	50,000
Transfer agent fees	35,272	25,676
Collateral management fees	—	456,498
Capital gains incentive fee	—	(546,733)
Other expenses	309,575	299,625

Total expenses	21,805,644	11,614,038
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	—	259,263
Waived collateral management fees	—	(456,498)
Waived management fees	—	(283,566)

Net expenses	21,805,644	11,133,237

Net investment income before taxes	11,039,147	8,554,200

Income tax expense, including excise tax	17,301	308,827

Net investment income after tax	11,021,846	8,245,373

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	5,453	172,332
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	4,522,412	(4,126,750)
Controlled affiliated investments	—	1,220,755

Net realized and change in unrealized gains (losses) on investment transactions	4,527,865	(2,733,663)

Net increase in net assets resulting from operations	$15,549,711	$5,511,710

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$1,123	$10

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$15,548,588	$5,511,700

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.22	$0.23
Earnings per share (basic and diluted):	$0.31	$0.15
Weighted average shares outstanding:	50,224,389	36,411,259

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,022,469	(623)	11,021,846
Net realized gain (loss) on investments	—	—	—	5,453	—	5,453
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,520,666	1,746	4,522,412
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	294,604	2,946	2,737,924	—	—	2,740,870
Repurchase of common stock	(627,518)	(6,275)	(5,831,718)	—	—	(5,837,993)
Distributions to stockholders	—	—	—	(5,139,617)	—	(5,139,617)

Total increase (decrease) for the three months ended March 31, 2023	(332,914)	(3,329)	(3,093,794)	10,408,971	1,123	7,312,971

Net assets at March 31, 2023	49,895,174	$498,952	$482,847,144	$(19,190,141)	$35,509	$464,191,464

Distributions declared per share	—	$—	$—	$0.10	$—	$0.10

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,245,567	(194)	8,245,373
Net realized gain (loss) on investments	—	—	—	172,332	—	172,332
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,906,199)	204	(2,905,995)
Capital transactions:
Issuance of common stock	3,095,246	30,952	30,653,048	—	—	30,684,000
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	7,991	7,991
Issuance of common shares pursuant to distribution reinvestment plan	526,163	5,262	5,096,442	—	—	5,101,704
Repurchase of common stock	(420,864)	(4,209)	(4,077,161)	—	—	(4,081,370)
Distributions to stockholders	—	—	—	(9,709,845)	—	(9,709,845)

Total increase (decrease) for the three months ended March 31, 2022	3,200,545	32,005	31,672,329	(4,198,145)	8,001	27,514,190

Net assets at March 31, 2022	38,544,494	$385,445	$370,964,346	$2,416,317	$24,762	$373,790,870

Distributions declared per share	—	$—	$—	$0.25	$—	$0.25

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$15,549,711	$5,511,710

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(61,547,585)	(88,226,756)
Payment-in-kind investments	(3,553,509)	(594,399)
Proceeds from sales of investments and principal repayments	14,186,764	29,873,338
Net realized (gain) loss on investments	(5,453)	(172,332)
Net change in unrealized (appreciation) depreciation on investments	(4,522,412)	2,905,995
Amortization of premium and accretion of discount, net	(1,384,372)	(1,390,757)
Amortization of discount, debt issuance and deferred financing costs	773,483	1,164,762

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	5,005,431	742,271
(Increase) decrease in interest receivable	(7,020,065)	(809,212)
(Increase) decrease in prepaid directors’ fee	—	63,025
(Increase) decrease in prepaid expenses	135,987	153,240
Increase (decrease) in payable for investments purchased	(1,990,087)	(9,559,875)
Increase (decrease) in management fees payable	160,781	466,174
Increase (decrease) in payable to Adviser	(285,621)	(985,190)
Increase (decrease) in administrator and custodian fees payable	(139,796)	66,073
Increase (decrease) in professional fees payable	55,738	108,491
Increase (decrease) in accrued tax liability	17,301	307,227
Increase (decrease) in incentive fee payable	219,669	7,919
Increase (decrease) in directors’ fees payable	69,875	—
Increase (decrease) in transfer agent fees payable	1,048	2,657
Increase (decrease) in interest and borrowing expenses payable	1,091,719	358,679
Increase (decrease) in accrued expenses and other liabilities	138,169	33,955

Net cash provided by (used for) operating activities	(43,043,224)	(59,973,005)

Cash flows from financing activities
Issuance of common stock	—	51,068,587
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	—	7,991
Repurchase of common stock	(6,304,249)	(4,736,139)
Distributions paid	(8,912,530)	(2,340,900)
Financing costs paid	(25,000)	(303,156)
Borrowings on credit facility	106,000,000	88,000,000
Repayments of credit facility	(34,000,000)	(60,000,000)
Proceeds on secured borrowings	8,889,879	—
Repayments on secured borrowings	(6,038,389)	(4,867,621)

Net cash provided by (used for) financing activities	59,609,711	66,828,762

Net increase (decrease) in cash	16,566,487	6,855,757
Cash and cash equivalents, beginning of period	48,785,985	54,489,043

Cash and cash equivalents, end of period	$65,352,472	$61,344,800

Supplemental and non-cash financing activities
Cash paid during the period for interest	$11,978,272	$3,528,077
Issuance of common shares pursuant to distribution reinvestment plan	$2,740,870	$5,101,704
State taxes paid	$—	$1,600

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value - 254.06% (++) + * # ^

U.S. Corporate Debt - 243.60%

1st Lien/Senior Secured Debt - 241.34%
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	11.41% (S + 6.50%; 0.75% PIK; 1.00% Floor)	11/25/2025	$496,070	$488,705	$491,109
AmerCareRoyal, LLC (1) (2)	Business Services	Term Loan	11.35% (S + 6.50%; 0.75% PIK; 1.00% Floor)	11/25/2025	1,998,536	1,978,551	1,978,551
AmerCareRoyal, LLC (1) (3)	Business Services	Term Loan	11.41% (S + 6.50%; 0.75% PIK; 1.00% Floor)	11/25/2025	4,111,647	4,046,954	4,070,530
AmerCareRoyal, LLC (3)	Business Services	Term Loan	11.41% (S + 6.50%; 0.75% PIK; 1.00% Floor)	11/25/2025	510,571	498,708	505,465
Cerifi, LLC (4) (5)	Business Services	Revolver	10.58% (S + 5.75%; 1.00% Floor)	04/01/2027	—	(18,476)	(16,617)
Cerifi, LLC (2) (3)	Business Services	Term Loan	10.58% (S + 5.75%; 1.00% Floor)	03/31/2028	16,026,181	15,745,330	15,785,788
Engage2Excel, Inc.	Business Services	Revolver	12.25% (S + 7.25%; 1.00% Floor)	02/15/2024	379,732	374,997	372,137
Engage2Excel, Inc. (1)	Business Services	Term Loan	12.21% (S + 7.25%; 1.00% Floor)	12/31/2023	1,032,074	1,024,372	1,011,432
Engage2Excel, Inc. (1)	Business Services	Term Loan	12.21% (S + 7.25%; 1.00% Floor)	02/15/2024	2,973,815	2,951,741	2,914,338
Metametrics, Inc. (4) (5)	Business Services	Revolver	10.00% (L + 5.00%; 1.00% Floor)	09/10/2025	—	(5,375)	—
Metametrics, Inc. (1) (3)	Business Services	Term Loan	10.00% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,687,741	4,731,059
MSM Acquisitions, Inc. (3)	Business Services	Delayed Draw Term Loan	11.00% (L + 6.00%; 1.00% Floor)	12/09/2026	2,997,487	2,956,228	2,877,587
MSM Acquisitions, Inc.	Business Services	Delayed Draw Term Loan	11.00% (L + 6.00%; 1.00% Floor)	12/09/2026	367,319	365,895	354,463
MSM Acquisitions, Inc. (4)	Business Services	Revolver	11.00% (L + 6.00%; 1.00% Floor)	12/09/2026	768,716	753,418	719,714
MSM Acquisitions, Inc. (1) (2) (3)	Business Services	Term Loan	11.00% (L + 6.00%; 1.00% Floor)	12/09/2026	8,191,395	8,094,333	7,863,740
Rep Tec Intermediate Holdings, Inc. (4)	Business Services	Revolver	11.66% (L + 6.50%; 1.00% Floor)	12/01/2027	302,547	294,169	282,816
Rep Tec Intermediate Holdings, Inc. (1) (2) (3)	Business Services	Term Loan	11.66% (L + 6.50%; 1.00% Floor)	12/01/2027	14,531,915	14,370,743	14,168,617
Sako and Partners Lower Holdings LLC (4)	Business Services	Delayed Draw Term Loan	11.04% (S + 6.00%; 1.00% Floor)	09/15/2028	1,915,899	1,856,376	1,898,152
Sako and Partners Lower Holdings LLC (4)	Business Services	Revolver	11.05% (S + 6.00%; 1.00% Floor)	09/15/2028	337,369	303,337	315,617
Sako and Partners Lower Holdings LLC (1) (2) (3)	Business Services	Term Loan	11.05% (S + 6.00%; 1.00% Floor)	09/15/2028	14,877,959	14,470,601	14,617,595
Valcourt Holdings II, LLC (1)	Business Services	Delayed Draw Term Loan	10.36% (S + 5.25%; 1.00% Floor)	01/07/2027	1,708,503	1,689,777	1,708,503
Valcourt Holdings II, LLC (3)	Business Services	Term Loan	10.30% (S + 5.25%; 1.00% Floor)	01/07/2027	2,634,460	2,599,057	2,634,460
Valcourt Holdings II, LLC (1) (3)	Business Services	Term Loan	10.30% (S + 5.25%; 1.00% Floor)	01/07/2027	6,263,077	6,180,821	6,263,077
Valcourt Holdings II, LLC (3)	Business Services	Term Loan	10.30% (S + 5.25%; 1.00% Floor)	01/07/2027	1,152,318	1,133,990	1,152,318
AEG Holding Company, Inc. (1)	Consumer Discretionary	Delayed Draw Term Loan	10.35% (L + 5.50%; 1.00% Floor)	11/20/2023	1,042,993	1,040,449	1,042,993
AEG Holding Company, Inc. (4)	Consumer Discretionary	Revolver	10.35% (L + 5.50%; 1.00% Floor)	11/20/2023	446,746	443,821	446,746
AEG Holding Company, Inc. (2)	Consumer Discretionary	Term Loan	10.35% (L + 5.50%; 1.00% Floor)	11/20/2023	1,814,971	1,809,414	1,814,971
AEG Holding Company, Inc. (1)	Consumer Discretionary	Term Loan	10.35% (L + 5.50%; 1.00% Floor)	11/20/2023	5,497,386	5,483,481	5,497,386
Ampler QSR Holdings, LLC (2) (3)	Consumer Non-Cyclical	Term Loan	11.02% (L + 5.875%; 1.00% Floor)	07/21/2027	12,315,544	12,136,697	11,545,822
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	13.66% (L + 5.50%; 3.00% PIK; 1.00% Floor)	11/08/2024	1,123,558	1,119,643	957,833
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	13.14% (L + 5.50%; 3.00% PIK; 1.00% Floor)	11/08/2024	901,308	898,142	768,365
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	13.66% (L + 5.50%; 3.00% PIK; 1.00% Floor)	11/08/2024	1,571,191	1,565,686	1,339,440
Freddy’s Frozen Custard, L.L.C (4) (5)	Consumer Non-Cyclical	Revolver	9.75% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(3,410)	—
Freddy’s Frozen Custard, L.L.C (2) (3)	Consumer Non-Cyclical	Term Loan	9.75% (L + 5.00%; 1.00% Floor)	03/03/2027	4,844,108	4,803,850	4,844,108
Krispy Krunchy Foods, L.L.C (3)	Consumer Non-Cyclical	Term Loan	9.66% (S + 4.75%; 1.00% Floor)	11/17/2027	9,395,828	9,249,171	9,207,911
Mathnasium LLC (4)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	76,895	75,619
Mathnasium LLC (1) (3)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	5,385,800	5,302,074	5,291,549
MMP Intermediate, LLC (4) (5)	Consumer Non-Cyclical	Revolver	10.67% (S + 5.75%; 1.00% Floor)	02/15/2027	—	(8,646)	(16,586)
MMP Intermediate, LLC (1) (3)	Consumer Non-Cyclical	Term Loan	10.67% (S + 5.75%; 1.00% Floor)	02/15/2027	8,189,533	8,057,405	7,943,847
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.81% (S + 5.00%; 1.00% Floor)	07/11/2025	1,965,832	1,957,385	1,897,028
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.81% (S + 5.00%; 1.00% Floor)	07/11/2025	117,139	114,554	113,039
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.81% (S + 5.00%; 1.00% Floor)	07/11/2025	236,080	230,869	227,817
TBG Food Acquisition Corp (4) (5)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.92% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(8,392)	(81,848)
TBG Food Acquisition Corp (4) (5)	Consumer Non-Cyclical	Revolver	10.92% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(2,098)	(20,462)
TBG Food Acquisition Corp (1) (3)	Consumer Non-Cyclical	Term Loan	10.92% (L + 6.00%; 0.75% Floor)	12/25/2027	6,518,143	6,466,300	6,012,987
Airwavz Solutions, Inc (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.55% (S + 4.50%; 1.00% Floor)	03/31/2027	1,305,480	1,271,088	1,264,683
Airwavz Solutions, Inc (4) (5)	Digital Infrastructure & Services	Revolver	9.55% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(9,194)	(11,423)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Airwavz Solutions, Inc (2)	Digital Infrastructure & Services	Term Loan	9.55% (S + 4.50%; 1.00% Floor)	03/31/2027	$5,221,919	$5,148,368	$5,130,535
Avant Communications, LLC (4) (5)	Digital Infrastructure & Services	Revolver	10.40% (S + 5.50%; 1.00% Floor)	11/30/2026	—	(8,388)	—
Avant Communications, LLC (1) (3)	Digital Infrastructure & Services	Term Loan	10.40% (S + 5.50%; 1.00% Floor)	11/30/2026	11,197,723	11,021,444	11,197,723
Bridgepointe Technologies, LLC (1) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.40% (S + 6.50%; 1.00% Floor)	12/31/2027	3,106,069	3,001,963	3,018,993
Bridgepointe Technologies, LLC (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.55% (S + 6.50%; 1.00% Floor)	12/31/2027	2,758,696	2,737,632	2,696,625
Bridgepointe Technologies, LLC (1) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.38% (S + 6.50%; 1.00% Floor)	12/31/2027	3,877,753	3,833,899	3,790,504
Bridgepointe Technologies, LLC (4) (5)	Digital Infrastructure & Services	Revolver	11.55% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(12,371)	(17,494)
Bridgepointe Technologies, LLC (1) (3)	Digital Infrastructure & Services	Term Loan	11.55% (S + 6.50%; 1.00% Floor)	12/31/2027	2,288,514	2,203,028	2,237,023
Bridgepointe Technologies, LLC (1) (3)	Digital Infrastructure & Services	Term Loan	11.55% (S + 6.50%; 1.00% Floor)	12/31/2027	4,741,472	4,663,288	4,634,789
Coretelligent Intermediate LLC (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.16% (L + 5.00%; 1.00% Floor)	10/21/2027	1,914,096	1,890,817	1,847,862
Coretelligent Intermediate LLC (4)	Digital Infrastructure & Services	Revolver	12.00% (P + 4.00%; 1.00% Floor)	10/21/2027	94,982	80,431	69,653
Coretelligent Intermediate LLC (1) (2) (3)	Digital Infrastructure & Services	Term Loan	10.16% (L + 5.00%; 1.00% Floor)	10/21/2027	7,928,746	7,837,647	7,770,171
EvolveIP, LLC (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.29% (S + 5.50%; 1.00% Floor)	06/07/2025	110,823	110,871	106,113
EvolveIP, LLC (4) (6)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/07/2025	160,613	160,163	136,521
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	6,417,682	6,412,048	6,144,931
Fatbeam, LLC	Digital Infrastructure & Services	Revolver	10.97% (L + 6.25%; 1.00% Floor)	02/22/2026	643,849	635,333	642,239
Fatbeam, LLC (2) (3)	Digital Infrastructure & Services	Term Loan	11.09% (L + 6.25%; 1.00% Floor)	02/22/2026	6,422,394	6,336,797	6,406,338
Firstdigital Communications LLC (4)	Digital Infrastructure & Services	Revolver	9.13% (L + 4.25%; 0.75% Floor)	12/17/2026	412,549	388,782	349,080
Firstdigital Communications LLC (2) (3)	Digital Infrastructure & Services	Term Loan	9.13% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,441,445	13,100,007
FirstLight Holdco, Inc. (1) (3)	Digital Infrastructure & Services	Term Loan	9.13% (L + 4.00%; 1.00% Floor)	07/23/2025	6,148,719	6,011,875	5,902,770
Greenlight Intermediate II, Inc. (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.42% (S + 5.50%; 0.75% Floor)	06/01/2028	1,182,721	1,108,774	1,182,721
Greenlight Intermediate II, Inc. (1) (3)	Digital Infrastructure & Services	Term Loan	10.54% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,234,720	5,304,947
MBS Holdings, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	10.59% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(13,294)	(34,096)
MBS Holdings, Inc. (1) (2) (3)	Digital Infrastructure & Services	Term Loan	10.59% (L + 5.75%; 1.00% Floor)	04/16/2027	10,336,910	10,195,845	9,975,118
MSP Global Holdings, Inc. (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	613,238	592,928	589,130
MSP Global Holdings, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	—	(11,384)	(16,919)
MSP Global Holdings, Inc. (2) (3)	Digital Infrastructure & Services	Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	7,851,280	7,742,546	7,694,254
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.91% (L + 5.75%; 0.75% Floor)	12/28/2028	1,227,462	1,202,844	1,205,981
NI Topco, Inc (2) (3)	Digital Infrastructure & Services	Term Loan	10.91% (L + 5.75%; 0.75% Floor)	12/28/2028	6,622,642	6,495,509	6,506,745
Race Finco LLC (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.78% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(52,468)	(54,882)
Race Finco LLC (4) (5)	Digital Infrastructure & Services	Revolver	11.78% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(17,495)	(18,294)
Race Finco LLC (2) (3)	Digital Infrastructure & Services	Term Loan	11.78% (S + 7.00%; 1.00% Floor)	01/10/2028	4,878,384	4,738,424	4,732,033
Single Digits, Inc. (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.16% (S + 4.25%; 3.25% PIK; 1.00% Floor)	06/19/2026	602,002	600,340	516,216
Single Digits, Inc. (4) (5)	Digital Infrastructure & Services	Revolver	11.16% (L + 6.00%; 0.50% PIK; 1.00% Floor)	06/19/2026	—	(610)	(59,301)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	11.16% (S + 4.25%; 3.25% PIK; 1.00% Floor)	06/19/2026	3,231,321	3,221,516	2,770,857
Stratus Networks, Inc. (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.69% (L + 4.50%; 1.00% Floor)	12/15/2027	858,085	820,071	828,382
Stratus Networks, Inc. (4)	Digital Infrastructure & Services	Revolver	9.35% (L + 4.50%; 1.00% Floor)	12/15/2027	792,078	776,414	774,751

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Stratus Networks, Inc. (3)	Digital Infrastructure & Services	Term Loan	9.35% (L + 4.50%; 1.00% Floor)	12/15/2027	$7,920,781	$7,791,516	$7,782,168
Thrive Buyer, Inc. (1) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.16% (L + 6.00%; 1.00% Floor)	01/22/2027	8,236,746	8,119,504	8,154,379
Thrive Buyer, Inc. (4)	Digital Infrastructure & Services	Revolver	13.00% (P + 5.00%; 2.00% Floor)	01/22/2027	369,907	354,840	358,810
Thrive Buyer, Inc. (1) (2) (3)	Digital Infrastructure & Services	Term Loan	11.16% (L + 6.00%; 1.00% Floor)	01/22/2027	11,735,551	11,580,184	11,618,196
Towerco IV Holdings, LLC (1) (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.92% (S + 4.00%; 1.00% Floor)	04/23/2026	18,094,038	17,908,276	17,776,414
Transtelco Holding, Inc (1) (2)	Digital Infrastructure & Services	Term Loan	10.31% (S + 5.50%; 1.00% Floor)	03/26/2026	8,503,727	8,291,700	8,291,134
Transtelco Holding, Inc. (1) (2) (3)	Digital Infrastructure & Services	Term Loan	10.91% (S + 5.75%; 0.50% Floor)	03/26/2026	4,661,043	4,638,366	4,626,085
Transtelco Holding, Inc. (3)	Digital Infrastructure & Services	Term Loan	10.41% (S + 5.25%; 0.50% Floor)	03/26/2026	4,661,043	4,637,560	4,579,475
Accelerate Resources Operating, LLC (4) (5)	Energy	Revolver	10.34% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(4,093)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	10.34% (L + 5.50%; 1.00% Floor)	02/24/2026	3,577,596	3,542,382	3,577,596
Foundation Risk Partners, Corp. (2) (4)	Financials	Delayed Draw Term Loan	11.00% (S + 6.00%; 0.75% Floor)	10/30/2028	1,884,714	1,851,554	1,718,635
Foundation Risk Partners, Corp. (2)	Financials	Delayed Draw Term Loan	11.00% (S + 6.00%; 0.75% Floor)	10/29/2028	2,116,776	2,103,555	2,000,353
Foundation Risk Partners, Corp. (4) (5)	Financials	Revolver	11.00% (S + 6.00%; 0.75% Floor)	10/29/2027	—	(9,841)	(57,093)
Foundation Risk Partners, Corp. (3)	Financials	Term Loan	11.00% (S + 6.00%; 0.75% Floor)	10/30/2028	785,308	775,206	742,116
Foundation Risk Partners, Corp. (1) (2) (3)	Financials	Term Loan	11.00% (S + 6.00%; 0.75% Floor)	10/29/2028	9,732,750	9,636,399	9,197,449
Galway Borrower, LLC (4) (5)	Financials	Delayed Draw Term Loan	10.41% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(310)	(882)
Galway Borrower, LLC (4)	Financials	Revolver	10.41% (L + 5.25%; 0.75% Floor)	09/30/2027	58,138	54,044	49,350
Galway Borrower, LLC (1) (3)	Financials	Term Loan	10.41% (L + 5.25%; 0.75% Floor)	09/29/2028	4,240,250	4,186,071	4,102,442
Higginbotham Insurance Agency, Inc. (3) (4)	Financials	Delayed Draw Term Loan	10.09% (L + 5.25%; 0.75% Floor)	11/25/2026	2,137,394	2,119,578	2,112,405
Higginbotham Insurance Agency, Inc. (1) (2) (3)	Financials	Term Loan	10.09% (L + 5.25%; 0.75% Floor)	11/25/2026	8,022,963	7,947,731	7,942,733
Peter C. Foy & Associates Insurance Services, LLC (2)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	1,253,691	1,235,738	1,216,081
Peter C. Foy & Associates Insurance Services, LLC (1) (2)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	5,914,582	5,866,248	5,737,145
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	501,005	494,395	485,975
RSC Acquisition, Inc. (3)	Financials	Delayed Draw Term Loan	10.54% (S + 5.50%; 0.75% Floor)	11/02/2026	3,349,373	3,339,126	3,274,012
RSC Acquisition, Inc. (4)	Financials	Delayed Draw Term Loan	6.25% (S + 5.50%; 0.75% Floor)	10/30/2026	371,951	341,766	288,597
Wealth Enhancement Group, LLC (1) (3)	Financials	Delayed Draw Term Loan	11.01% (S + 6.25%; 1.00% Floor)	10/04/2027	6,278,795	6,264,315	6,168,916
Wealth Enhancement Group, LLC (4) (6)	Financials	Delayed Draw Term Loan	11.16% (S + 6.25%; 1.00% Floor)	10/04/2027	835,406	832,000	814,966
Wealth Enhancement Group, LLC (4) (5)	Financials	Revolver	11.01% (S + 6.25%; 1.00% Floor)	10/04/2027	—	(1,445)	(8,004)
AAH Topco, LLC (1) (2) (3) (4) (6)	Healthcare & HCIT	Delayed Draw Term Loan	10.21% (L + 5.50%; 0.75% Floor)	12/22/2027	4,831,387	4,686,763	4,616,098
AAH Topco, LLC (4) (5)	Healthcare & HCIT	Revolver	10.34% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(12,505)	(27,555)
AAH Topco, LLC (1) (2) (3)	Healthcare & HCIT	Term Loan	10.34% (L + 5.50%; 0.75% Floor)	12/22/2027	6,469,004	6,358,921	6,242,589
American Physician Partners, LLC (1) (3) (7)	Healthcare & HCIT	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	06/30/2023	1,084,315	1,077,762	805,104
American Physician Partners, LLC (7)	Healthcare & HCIT	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	06/30/2023	651,469	651,469	651,469
American Physician Partners, LLC (6) (7)	Healthcare & HCIT	Revolver	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	06/30/2023	346,322	344,738	257,144
American Physician Partners, LLC (7)	Healthcare & HCIT	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	06/30/2023	1,243,170	1,220,261	923,054
American Physician Partners, LLC (7)	Healthcare & HCIT	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	06/30/2023	5,794,773	5,660,096	4,302,619
American Physician Partners, LLC (1) (7)	Healthcare & HCIT	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	06/30/2023	2,307,558	2,238,532	1,713,362
Analogic Corporation (4)	Healthcare & HCIT	Revolver	10.08% (L + 5.25%; 1.00% Floor)	06/22/2023	152,778	152,590	147,965
Analogic Corporation (1) (2)	Healthcare & HCIT	Term Loan	10.08% (L + 5.25%; 1.00% Floor)	06/22/2024	2,069,375	2,059,946	2,022,814
AOM Acquisition, LLC. (4) (5)	Healthcare & HCIT	Revolver	9.80% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(19,079)	(6,093)
AOM Acquisition, LLC. (1) (3)	Healthcare & HCIT	Term Loan	9.80% (S + 4.75%; 1.00% Floor)	02/18/2027	7,052,170	6,938,730	7,016,909

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
BAART Programs, Inc. (1)	Healthcare & HCIT	Delayed Draw Term Loan	10.16% (L + 5.00%; 1.00% Floor)	06/11/2027	$3,904,356	$3,874,780	$3,728,660
BAART Programs, Inc. (1) (3)	Healthcare & HCIT	Term Loan	10.16% (L + 5.00%; 1.00% Floor)	06/11/2027	4,709,898	4,678,760	4,497,952
BV EMS Buyer, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.61% (S + 5.75%; 1.00% Floor)	11/23/2027	1,821,823	1,764,018	1,724,806
BV EMS Buyer, Inc. (3)	Healthcare & HCIT	Term Loan	10.61% (S + 5.75%; 1.00% Floor)	11/23/2027	3,512,112	3,417,118	3,415,529
Caregiver 2, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.91% (L + 5.25%; 1.00% Floor)	07/24/2025	1,554,705	1,535,894	1,457,536
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	9.91% (L + 5.25%; 1.00% Floor)	07/24/2025	4,659,683	4,614,415	4,368,453
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	9.91% (L + 5.25%; 1.00% Floor)	07/24/2025	668,815	662,318	627,014
Caregiver 2, Inc. (3)	Healthcare & HCIT	Term Loan	9.91% (L + 5.25%; 1.00% Floor)	07/24/2025	638,383	629,301	598,484
Choice Health At Home, LLC, (1) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.67% (L + 6.00%; 1.00% Floor)	12/29/2026	985,651	967,007	835,756
Choice Health At Home, LLC, (1) (3)	Healthcare & HCIT	Term Loan	10.67% (L + 6.00%; 1.00% Floor)	12/29/2026	2,670,963	2,639,639	2,483,995
Coding Solutions Acquisition, Inc (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.75% Floor)	05/11/2028	—	(14,494)	(49,689)
Coding Solutions Acquisition, Inc (4)	Healthcare & HCIT	Revolver	10.31% (S + 5.50%; 0.75% Floor)	05/11/2028	238,608	225,517	206,794
Coding Solutions Acquisition, Inc (2) (3)	Healthcare & HCIT	Term Loan	10.31% (S + 5.50%; 0.75% Floor)	05/11/2028	5,502,810	5,408,520	5,282,697
Community Based Care Acquisition, Inc. (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.25% (S + 5.75%; 1.00% Floor)	09/16/2027	—	(52,498)	(80,083)
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.25% (S + 5.25%; 1.00% Floor)	09/16/2027	2,028,994	1,999,975	1,948,809
Community Based Care Acquisition, Inc. (4)	Healthcare & HCIT	Revolver	12.25% (P + 4.25%; 2.00% Floor)	09/16/2027	259,144	246,180	226,751
Community Based Care Acquisition, Inc. (1) (3)	Healthcare & HCIT	Term Loan	10.25% (S + 5.25%; 1.00% Floor)	09/16/2027	5,275,306	5,194,163	5,077,482
Delaware Valley Management Holdings, Inc. (7)	Healthcare & HCIT	Delayed Draw Term Loan	— (11.10% PIK; 1.00% Floor)	03/21/2024	380,240	353,686	238,601
Delaware Valley Management Holdings, Inc. (4) (7)	Healthcare & HCIT	Delayed Draw Term Loan	— (11.10% PIK; 1.00% Floor)	03/21/2024	335,342	329,251	210,974
Delaware Valley Management Holdings, Inc. (7)	Healthcare & HCIT	Revolver	— (11.10% PIK; 1.00% Floor)	03/21/2024	561,682	559,427	352,455
Delaware Valley Management Holdings, Inc. (7)	Healthcare & HCIT	Term Loan	— (11.10% PIK; 1.00% Floor)	03/21/2024	3,612,279	3,597,130	2,266,705
FH MD Buyer, Inc. (1) (3)	Healthcare & HCIT	Term Loan	9.84% (L + 5.00%; 0.75% Floor)	07/22/2028	5,451,572	5,405,457	5,274,396
GHA Buyer, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.55% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	815,950	808,160	781,272
GHA Buyer, Inc. (4) (5)	Healthcare & HCIT	Revolver	13.30% (S + 4.50%; 3.25% PIK; 1.00% Floor)	06/24/2026	—	(3,334)	(40,421)
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	13.30% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	562,705	556,769	538,790
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	13.30% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	1,968,503	1,963,471	1,884,842
GHA Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	13.30% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,384,838	5,332,730	5,155,982
GHA Buyer, Inc. (2)	Healthcare & HCIT	Term Loan	13.30% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,662,572	4,613,202	4,464,413
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	13.30% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	730,410	720,506	699,367
Honor HN Buyer, Inc (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.80% (S + 6.00%; 1.00% Floor)	10/15/2027	—	(21,607)	—
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.80% (S + 5.75%; 1.00% Floor)	10/15/2027	760,747	742,306	760,747
Honor HN Buyer, Inc (4) (5)	Healthcare & HCIT	Revolver	10.80% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(4,628)	—
Honor HN Buyer, Inc (1) (3)	Healthcare & HCIT	Term Loan	10.80% (S + 5.75%; 1.00% Floor)	10/15/2027	2,610,253	2,570,381	2,610,253
Medbridge Holdings, LLC (4) (5)	Healthcare & HCIT	Revolver	11.05% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(17,264)	(20,643)
Medbridge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	11.05% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	958,380	959,741
Medbridge Holdings, LLC (1) (3)	Healthcare & HCIT	Term Loan	11.05% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,169,478	15,137,353
Medical Management Resource Group, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	10.58% (L + 5.75%; 0.75% Floor)	09/30/2027	1,570,210	1,528,739	1,515,252
Medical Management Resource Group, LLC (4)	Healthcare & HCIT	Revolver	12.75% (P + 4.75%; 1.75% Floor)	09/30/2026	126,566	122,093	115,491
Medical Management Resource Group, LLC (3)	Healthcare & HCIT	Term Loan	10.58% (L + 5.75%; 0.75% Floor)	09/30/2027	3,802,359	3,744,787	3,669,277
Medsuite Purchaser, LLC (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	9.80% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(38,439)	—
Medsuite Purchaser, LLC (4) (5)	Healthcare & HCIT	Revolver	9.80% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(7,330)	(3,402)
Medsuite Purchaser, LLC (1) (3)	Healthcare & HCIT	Term Loan	9.80% (S + 4.75%; 1.00% Floor)	10/22/2026	4,770,456	4,719,066	4,746,604
OMH-HealthEdge Holdings, LLC (4) (5)	Healthcare & HCIT	Revolver	10.03% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(3,280)	—
OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	3,651,990	3,612,340	3,651,990

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
OMH-HealthEdge Holdings, LLC (3)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	$2,116,440	$2,089,511	$2,116,440
OMH-HealthEdge Holdings, LLC (3)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	961,210	945,806	961,210
Pace Health Companies, LLC (4) (5)	Healthcare & HCIT	Revolver	9.55% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(1,733)	(1,542)
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	9.55% (L + 4.50%; 1.00% Floor)	08/02/2024	5,127,622	5,111,955	5,114,803
Pinnacle Dermatology Management, LLC (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.67% (S + 5.75%; 0.75% Floor)	12/08/2028	653,189	640,295	615,388
Pinnacle Dermatology Management, LLC (4)	Healthcare & HCIT	Revolver	9.39% (P + 3.00%; 1.75% Floor)	12/08/2026	199,715	189,707	192,994
Pinnacle Dermatology Management, LLC (1) (2) (3)	Healthcare & HCIT	Term Loan	11.05% (S + 5.75%; 0.75% Floor)	12/08/2028	5,594,592	5,485,204	5,398,781
Pinnacle Treatment Centers, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	11.79% (S + 6.75%; 1.00% Floor)	01/02/2026	342,757	341,405	335,045
Pinnacle Treatment Centers, Inc. (4)	Healthcare & HCIT	Revolver	13.50% (S + 6.75%; 1.00% Floor)	01/02/2026	131,829	130,448	125,238
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Term Loan	11.79% (S + 6.75%; 1.00% Floor)	01/02/2026	147,546	146,363	144,226
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Term Loan	11.79% (S + 6.75%; 1.00% Floor)	01/02/2026	286,064	280,196	279,628
Pinnacle Treatment Centers, Inc. (2) (3)	Healthcare & HCIT	Term Loan	11.79% (S + 6.75%; 1.00% Floor)	01/02/2026	4,075,572	4,059,201	3,983,872
Priority Ondemand Midco 2,L.P (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.61% (S + 5.50%; 1.00% Floor)	07/17/2028	—	(21,073)	(20,405)
Priority Ondemand Midco 2,L.P (1) (3)	Healthcare & HCIT	Term Loan	10.61% (S + 5.25%; 1.00% Floor)	07/17/2028	7,598,838	7,480,244	7,503,852
RCP Encore Acquisition, Inc. (7)	Healthcare & HCIT	Term Loan	— (L + 5.00%; 1.00% Floor)	06/07/2025	3,328,678	3,239,445	33,287
Redwood Family Care Network, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.61% (S + 5.50%; 1.00% Floor)	06/18/2026	679,989	594,940	614,806
Redwood Family Care Network, Inc. (1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.61% (S + 5.50%; 1.00% Floor)	06/18/2026	5,815,080	5,740,255	5,727,854
Redwood Family Care Network, Inc. (4) (5)	Healthcare & HCIT	Revolver	10.61% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(7,663)	(8,831)
Redwood Family Care Network, Inc. (2) (3)	Healthcare & HCIT	Term Loan	10.61% (S + 5.50%; 1.00% Floor)	06/18/2026	6,651,630	6,564,812	6,551,855
Salisbury House, LLC (4) (5)	Healthcare & HCIT	Revolver	9.81% (S + 5.00%; 1.00% Floor)	08/30/2025	—	(5,567)	(11,209)
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,234,423	1,214,790	1,203,563
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,134,264	1,123,576	1,105,907
Salisbury House, LLC (1) (3)	Healthcare & HCIT	Term Loan	10.57% (S + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,880,078	3,836,049
Sandstone Care Holdings, LLC (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.30% (S + 5.50%; 1.00% Floor)	06/28/2028	100,117	88,903	76,560
Sandstone Care Holdings, LLC (4)	Healthcare & HCIT	Revolver	10.28% (S + 5.50%; 1.00% Floor)	06/28/2028	194,344	179,867	169,610
Sandstone Care Holdings, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.28% (S + 5.50%; 1.00% Floor)	06/28/2028	4,676,045	4,583,718	4,535,763
SCA Buyer, LLC (4)	Healthcare & HCIT	Revolver	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	386,309	380,811	354,117
SCA Buyer, LLC (3)	Healthcare & HCIT	Term Loan	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	3,785,832	3,752,407	3,596,541
SIS Purchaser, Inc. (4) (5)	Healthcare & HCIT	Revolver	11.00% (S + 6.00%; 1.00% Floor)	10/15/2026	—	(12,151)	(26,234)
SIS Purchaser, Inc. (1) (2) (3)	Healthcare & HCIT	Term Loan	11.00% (S + 6.00%; 1.00% Floor)	10/15/2026	12,536,883	12,400,245	12,254,803
SIS Purchaser, Inc. (3)	Healthcare & HCIT	Term Loan	11.00% (S + 6.00%; 1.00% Floor)	10/15/2026	2,399,850	2,370,954	2,345,853
Smile Brands, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	9.33% (L + 4.50%; 0.75% Floor)	10/12/2025	481,727	480,453	441,985
Smile Brands, Inc. (4) (6)	Healthcare & HCIT	Revolver	9.45% (L + 4.50%; 0.75% Floor)	10/12/2025	237,820	237,540	216,799
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	9.33% (L + 4.50%; 0.75% Floor)	10/12/2025	1,586,584	1,582,011	1,455,690
Spark DSO LLC (4)	Healthcare & HCIT	Revolver	11.32% (S + 6.65%; 1.00% Floor)	04/20/2026	248,796	236,665	207,330
Spark DSO LLC (1) (2) (3)	Healthcare & HCIT	Term Loan	11.24% (S + 6.65%; 1.00% Floor)	04/19/2026	7,254,093	7,174,290	6,982,065
The Center for Orthopedic and Research Excellence, Inc. (1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.33% (S + 5.50%; 1.00% Floor)	08/15/2025	1,138,679	1,134,744	1,115,905
The Center for Orthopedic and Research Excellence, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor)	08/15/2025	455,369	441,963	434,011
The Center for Orthopedic and Research Excellence, Inc. (3) (6)	Healthcare & HCIT	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor)	08/15/2025	1,730,747	1,713,698	1,696,132
The Center for Orthopedic and Research Excellence, Inc. (4)	Healthcare & HCIT	Revolver	10.33% (S + 5.50%; 1.00% Floor)	08/15/2025	552,426	547,457	538,615
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Term Loan	10.33% (S + 5.50%; 1.00% Floor)	08/15/2025	4,831,134	4,793,631	4,734,512
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Term Loan	10.41% (S + 5.50%; 1.00% Floor)	08/15/2025	3,224,210	3,182,926	3,159,726
West Dermatology (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.70% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(32,331)	(354,518)
West Dermatology (4) (5)	Healthcare & HCIT	Revolver	10.70% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(21,569)	(130,612)
West Dermatology (1) (2) (3)	Healthcare & HCIT	Term Loan	10.70% (S + 5.75%; 1.00% Floor)	03/17/2028	12,562,683	12,344,850	11,243,601
Activ Software Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	11.32% (S + 6.25%; 1.00% Floor)	05/04/2027	632,383	614,430	616,574

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Activ Software Holdings, LLC (4) (5)	Software & Tech Services	Revolver	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	$—	$(8,966)	$(16,221)
Activ Software Holdings, LLC (1)	Software & Tech Services	Term Loan	11.28% (S + 6.25%; 1.00% Floor)	05/04/2027	2,529,533	2,457,720	2,466,294
Activ Software Holdings, LLC (1) (2) (3)	Software & Tech Services	Term Loan	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	7,968,531	7,858,412	7,769,318
Admiral Buyer, Inc (4) (5)	Software & Tech Services	Delayed Draw Term Loan	10.40% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(13,467)	—
Admiral Buyer, Inc (4) (5)	Software & Tech Services	Revolver	10.40% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(9,627)	(4,224)
Admiral Buyer, Inc (1) (3)	Software & Tech Services	Term Loan	10.40% (S + 5.50%; 0.75% Floor)	05/08/2028	5,827,997	5,728,379	5,784,287
AMI US Holdings, Inc. (4) (5)	Software & Tech Services	Revolver	10.16% (L + 5.25%)	04/01/2024	—	(4,741)	—
AMI US Holdings, Inc. (1) (3)	Software & Tech Services	Term Loan	10.16% (L + 5.25%; 1.00% Floor)	04/01/2025	7,986,238	7,924,628	7,986,238
Avalara, Inc. (4) (5)	Software & Tech Services	Revolver	12.15% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(24,712)	(23,971)
Avalara, Inc. (2) (3)	Software & Tech Services	Term Loan	12.15% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,406,626	10,414,038
Avetta, LLC (4) (5)	Software & Tech Services	Revolver	10.58% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(1,724)	(3,708)
Avetta, LLC (1)	Software & Tech Services	Term Loan	10.58% (L + 5.75%; 1.00% Floor)	04/10/2024	4,185,130	4,164,874	4,153,741
Avetta, LLC (1) (2)	Software & Tech Services	Term Loan	10.58% (L + 5.75%; 1.00% Floor)	04/10/2024	3,178,660	3,157,637	3,154,820
Avetta, LLC (3)	Software & Tech Services	Term Loan	10.58% (L + 5.75%; 1.00% Floor)	04/10/2024	6,751,380	6,700,048	6,700,745
Bonterra, LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	11.16% (L + 6.00%; 0.75% Floor)	09/08/2027	—	(16,124)	(48,059)
Bonterra, LLC (4)	Software & Tech Services	Revolver	11.16% (L + 6.00%; 0.75% Floor)	09/08/2027	1,133,230	1,120,336	1,104,436
Bonterra, LLC (1) (2) (3)	Software & Tech Services	Term Loan	11.16% (L + 6.00%; 0.75% Floor)	09/08/2027	15,595,728	15,425,770	15,205,835
Brightspot Buyer, Inc (4) (5)	Software & Tech Services	Revolver	11.75% (S + 6.75%; 0.75% Floor)	11/16/2027	—	(10,582)	(15,307)
Brightspot Buyer, Inc (2)	Software & Tech Services	Term Loan	11.73% (S + 6.75%; 0.75% Floor)	11/16/2027	1,448,598	1,412,694	1,416,005
Brightspot Buyer, Inc (3)	Software & Tech Services	Term Loan	11.75% (S + 6.75%; 0.75% Floor)	11/16/2027	5,215,571	5,134,444	5,098,221
BSI2 Hold Nettle, LLC (4) (5)	Software & Tech Services	Revolver	9.65% (S + 4.75%; 0.75% Floor)	06/30/2028	—	(7,763)	(8,834)
BSI2 Hold Nettle, LLC (2) (3)	Software & Tech Services	Term Loan	9.65% (S + 4.75%; 0.75% Floor)	06/30/2028	4,687,823	4,626,028	4,617,506
BusinesSolver.com, Inc. (4)	Software & Tech Services	Delayed Draw Term Loan	9.88% (L + 5.50%; 0.75% Floor)	12/01/2027	169,455	160,986	124,769
BusinesSolver.com, Inc. (2) (3)	Software & Tech Services	Term Loan	10.66% (L + 5.50%; 0.75% Floor)	12/01/2027	7,306,163	7,248,738	7,105,244
Certify, Inc (2)	Software & Tech Services	Delayed Draw Term Loan	10.34% (L + 5.50%; 1.00% Floor)	02/28/2024	479,627	478,020	477,229
Certify, Inc	Software & Tech Services	Delayed Draw Term Loan	10.34% (L + 5.50%; 1.00% Floor)	02/28/2024	399,689	398,142	397,691
Certify, Inc (4)	Software & Tech Services	Revolver	10.34% (L + 5.50%; 1.00% Floor)	02/28/2024	39,969	39,866	39,170
Certify, Inc (1) (2) (3)	Software & Tech Services	Term Loan	10.34% (L + 5.50%; 1.00% Floor)	02/28/2024	3,916,954	3,901,793	3,897,370
Community Brands Parentco, LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	10.66% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(6,858)	(18,774)
Community Brands Parentco, LLC (4) (5)	Software & Tech Services	Revolver	10.66% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(6,865)	(13,559)
Community Brands Parentco, LLC (1) (3)	Software & Tech Services	Term Loan	10.66% (S + 5.75%; 0.75% Floor)	02/24/2028	7,021,603	6,902,840	6,793,401
Coupa Holdings,LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	12.29% (S + 7.50%; 0.75% Floor)	02/27/2030	—	(11,850)	(11,850)
Coupa Holdings,LLC (4) (5)	Software & Tech Services	Revolver	12.29% (S + 7.50%; 0.75% Floor)	02/27/2029	—	(18,147)	(18,147)
Coupa Holdings,LLC (3)	Software & Tech Services	Term Loan	12.29% (S + 7.50%; 0.75% Floor)	02/27/2030	10,617,824	10,352,378	10,352,378
Datacor, Inc. (4)	Software & Tech Services	Delayed Draw Term Loan	10.56% (S + 5.75%; 1.00% Floor)	12/29/2025	1,113,561	1,087,348	1,088,109
Datacor, Inc. (4) (5)	Software & Tech Services	Revolver	10.56% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(7,045)	(12,877)
Datacor, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	10.56% (S + 5.75%; 1.00% Floor)	12/29/2025	13,841,011	13,631,763	13,564,191
Degreed, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	11.41% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(11,091)	(23,129)
Degreed, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	11.41% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(3,637)	(31,306)
Degreed, Inc. (4) (5)	Software & Tech Services	Revolver	11.41% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(1,386)	(11,490)
Degreed, Inc. (1) (2)	Software & Tech Services	Term Loan	11.41% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	5,185,318	5,157,264	5,042,722
Degreed, Inc. (3)	Software & Tech Services	Term Loan	11.41% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	2,800,228	2,785,327	2,723,222
Dispatch Track, LLC (4) (5)	Software & Tech Services	Revolver	9.36% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(1,583)	(2,264)
Dispatch Track, LLC (1) (3)	Software & Tech Services	Term Loan	9.36% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,786,728	9,776,062
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	9.09% (L + 4.25%)	07/30/2025	3,283,581	3,277,888	3,242,536
EET Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	—	(10,695)	(15,543)
EET Buyer, Inc. (2) (3)	Software & Tech Services	Term Loan	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	6,838,858	6,732,985	6,684,983
Exterro, Inc. (4)	Software & Tech Services	Revolver	10.75% (P + 4.50%; 1.00% Floor)	05/31/2024	369,281	346,229	369,281
Exterro, Inc. (1) (3)	Software & Tech Services	Term Loan	10.56% (S + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,757,916	5,809,123
Exterro, Inc. (1)	Software & Tech Services	Term Loan	10.56% (S + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,781,500	2,793,450
Exterro, Inc. (2) (3)	Software & Tech Services	Term Loan	10.56% (S + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,193,406	6,237,900
Faithlife, LLC (1) (3)	Software & Tech Services	Delayed Draw Term Loan	10.50% (S + 5.50%; 1.00% Floor)	09/18/2025	708,304	701,358	708,304
Faithlife, LLC (4) (5)	Software & Tech Services	Revolver	10.50% (S + 5.50%; 1.00% Floor)	09/18/2025	—	(2,780)	—
Faithlife, LLC (1) (3)	Software & Tech Services	Term Loan	10.50% (S + 5.50%; 1.00% Floor)	09/18/2025	304,180	301,131	304,180
Fusion Holding Corp (4) (5)	Software & Tech Services	Revolver	11.15% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(27,750)	(31,032)
Fusion Holding Corp (1) (2) (3)	Software & Tech Services	Term Loan	11.15% (S + 6.25%; 0.75% Floor)	09/15/2029	16,852,823	16,489,410	16,473,635

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Fusion Risk Management Inc (4) (5)	Software & Tech Services	Revolver	8.14% (S + 6.50%; 1.00% Floor)	08/30/2028	$—	$(17,385)	$(25,585)
Fusion Risk Management Inc (1) (2)	Software & Tech Services	Term Loan	8.14% (S + 3.25%; 3.50% PIK; 1.00% Floor)	08/30/2028	8,680,053	8,506,198	8,419,651
Genesis Acquisition Co. (2)	Software & Tech Services	Revolver	8.96% (L + 3.75%)	07/31/2024	202,400	201,466	198,352
Genesis Acquisition Co. (1) (3)	Software & Tech Services	Term Loan	9.46% (L + 3.75%)	07/31/2024	1,357,246	1,350,535	1,330,101
Greenhouse Software, Inc. (4)	Software & Tech Services	Revolver	11.74% (S + 7.00%; 1.00% Floor)	09/01/2028	169,260	155,563	158,681
Greenhouse Software, Inc. (4)	Software & Tech Services	Revolver	11.74% (S + 7.00%; 1.00% Floor)	09/01/2028	345,030	326,676	323,466
Greenhouse Software, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	11.90% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,179,254	14,254,085
Greenhouse Software, Inc. (2) (3)	Software & Tech Services	Term Loan	11.90% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,191,019	12,160,250
Gryphon-Redwood Acquisition LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	14.90% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	—	(25,329)	(27,755)
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	14.90% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,566,170	3,511,040	3,503,762
GS AcquisitionCo, Inc. (4) (5)	Software & Tech Services	Revolver	10.80% (S + 5.75%; 1.00% Floor)	05/22/2026	—	(1,585)	(14,843)
GS AcquisitionCo, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	10.80% (S + 5.75%; 1.00% Floor)	05/22/2026	9,454,712	9,428,749	9,147,434
Iodine Software, LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	10.91% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(38,804)	—
Iodine Software, LLC (2) (3)	Software & Tech Services	Delayed Draw Term Loan	10.91% (S + 6.00%; 1.00% Floor)	05/19/2027	7,936,069	7,825,053	7,836,868
Iodine Software, LLC (4) (5)	Software & Tech Services	Revolver	10.91% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(15,188)	(13,613)
Iodine Software, LLC (1) (3)	Software & Tech Services	Term Loan	10.91% (S + 6.00%; 1.00% Floor)	05/19/2027	5,268,312	5,194,840	5,202,459
Kaseya Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	10.65% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(8,514)	(12,736)
Kaseya Inc. (4) (5)	Software & Tech Services	Revolver	10.65% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(4,255)	(17,511)
Kaseya Inc. (1) (3)	Software & Tech Services	Term Loan	10.65% (S + 5.75%; 0.75% Floor)	06/25/2029	10,506,804	10,366,321	10,217,867
Mavenlink, Inc. (4)	Software & Tech Services	Revolver	10.17% (L + 5.50%; 0.75% Floor)	06/03/2027	715,926	688,483	680,130
Mavenlink, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	10.34% (L + 5.50%; 0.75% Floor)	06/03/2027	15,034,451	14,803,928	14,733,762
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.49% (L + 4.75%; 1.00% Floor)	04/21/2027	580,442	577,086	577,539
Moon Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	9.75% (S + 4.75%; 1.00% Floor)	04/21/2027	—	(11,941)	(5,819)
Moon Buyer, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	9.75% (S + 4.75%; 1.00% Floor)	04/21/2027	6,288,846	6,224,280	6,257,402
Mykaarma Acquisition LLC (4) (5)	Software & Tech Services	Revolver	8.00% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(9,870)	(10,381)
Mykaarma Acquisition LLC (2) (3)	Software & Tech Services	Term Loan	8.00% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,160,929	6,058,994	6,053,113
Navigate360, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	10.83% (S + 6.00%; 1.00% Floor)	03/17/2027	1,803,642	1,783,102	1,776,587
Navigate360, LLC	Software & Tech Services	Revolver	10.93% (S + 6.00%; 1.00% Floor)	03/17/2027	604,235	594,621	595,172
Navigate360, LLC (3)	Software & Tech Services	Term Loan	10.83% (S + 6.00%; 1.00% Floor)	03/17/2027	2,260,117	2,218,896	2,226,215
Navigate360, LLC (2)	Software & Tech Services	Term Loan	10.83% (S + 6.00%; 1.00% Floor)	03/17/2027	4,187,349	4,118,916	4,124,539
Netwrix Corporation And Concept Searching Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	10.12% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(3,467)	(14,691)
Netwrix Corporation And Concept Searching Inc. (4)	Software & Tech Services	Revolver	9.90% (S + 5.00%; 0.75% Floor)	06/11/2029	193,689	191,428	187,878
Netwrix Corporation And Concept Searching Inc. (1) (3)	Software & Tech Services	Term Loan	10.12% (S + 5.00%; 0.75% Floor)	06/11/2029	9,766,394	9,744,822	9,693,146
Ping Identity Corporation (4) (5)	Software & Tech Services	Revolver	11.76% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(27,898)	(27,075)
Ping Identity Corporation (1) (2) (3)	Software & Tech Services	Term Loan	11.76% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,751,242	11,762,693
Ranger Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	10.41% (S + 5.50%; 0.75% Floor)	11/18/2027	—	(18,774)	(26,983)
Ranger Buyer, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	10.41% (S + 5.50%; 0.75% Floor)	11/17/2028	14,246,882	14,007,032	13,926,327
Sauce Labs, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	10.78% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(20,741)	(29,594)
Sauce Labs, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.78% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,927,408	1,899,063	1,884,042
Sauce Labs, Inc. (4) (5)	Software & Tech Services	Revolver	10.78% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(18,909)	(28,841)
Sauce Labs, Inc. (2) (3)	Software & Tech Services	Term Loan	10.78% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	7,513,013	7,392,736	7,343,970
Saviynt, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	8.91% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	—	(144,356)	(137,205)
Saviynt, Inc. (4) (5)	Software & Tech Services	Revolver	8.91% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	—	(14,436)	(13,720)
Saviynt, Inc. (2) (3)	Software & Tech Services	Term Loan	8.91% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	18,470,580	18,022,196	18,054,992
ScyllaDB, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	11.24% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,940)	(4,956)
ScyllaDB, Inc. (4) (5)	Software & Tech Services	Revolver	11.24% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,352)	(3,304)
ScyllaDB, Inc. (2)	Software & Tech Services	Term Loan	11.24% (S + 6.50%; 1.00% Floor)	09/08/2027	2,643,348	2,580,716	2,610,306
Securonix, Inc. (4) (5)	Software & Tech Services	Revolver	11.10% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(22,627)	(80,763)
Securonix, Inc. (2) (3)	Software & Tech Services	Term Loan	11.10% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,420,612	8,097,633
Sirsi Corporation (4) (5)	Software & Tech Services	Revolver	9.34% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(1,707)	(1,384)
Sirsi Corporation (1) (3)	Software & Tech Services	Term Loan	9.34% (L + 4.50%; 1.00% Floor)	03/15/2024	6,520,150	6,498,630	6,503,850
Smartlinx Solutions, LLC	Software & Tech Services	Revolver	10.62% (L + 5.75%; 1.00% Floor)	03/04/2026	519,484	516,909	516,886
Smartlinx Solutions, LLC (2)	Software & Tech Services	Term Loan	10.91% (L + 5.75%; 1.00% Floor)	03/04/2026	491,897	483,947	491,897
Smartlinx Solutions, LLC (1) (2) (3)	Software & Tech Services	Term Loan	10.91% (L + 5.75%; 1.00% Floor)	03/04/2026	5,605,879	5,549,798	5,591,864

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Soladoc, LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	$—	$(20,483)	$(53,003)
Soladoc, LLC (4) (5)	Software & Tech Services	Revolver	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(10,248)	(19,140)
Soladoc, LLC (1) (3)	Software & Tech Services	Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,786,742	5,697,825
SugarCRM, Inc. (4) (5)	Software & Tech Services	Revolver	11.34% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(1,250)	(3,878)
SugarCRM, Inc. (1) (2)	Software & Tech Services	Term Loan	11.34% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,247,034	4,215,464
Sundance Group Holdings, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	11.09% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,496,221	3,467,440
Sundance Group Holdings, Inc. (4)	Software & Tech Services	Revolver	11.18% (S + 6.25%; 1.00% Floor)	07/02/2027	141,890	121,537	109,965
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	%10.95% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	450,771	453,355
Sundance Group Holdings, Inc. (2) (3)	Software & Tech Services	Term Loan	10.95% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,654,566	11,558,133
Swiftpage, Inc. (4) (5)	Software & Tech Services	Revolver	10.41% (S + 5.50%; 1.00% Floor)	06/13/2023	—	(184)	(2,253)
Swiftpage, Inc. (3)	Software & Tech Services	Term Loan	10.41% (S + 5.50%; 1.00% Floor)	06/13/2023	2,414,408	2,412,546	2,390,263
Swiftpage, Inc. (3)	Software & Tech Services	Term Loan	10.41% (S + 5.50%; 1.00% Floor)	06/13/2023	222,253	222,009	220,030
Sysnet North America, Inc. (1) (2) (3)	Software & Tech Services	Term Loan	11.50% (P + 5.00%; 1.00% Floor)	12/01/2026	8,839,609	8,771,731	8,751,213
Telcor Buyer, Inc. (4) (5)	Software & Tech Services	Revolver	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,223)	(8,723)
Telcor Buyer, Inc. (1) (3)	Software & Tech Services	Term Loan	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	9,149,548	9,048,139	8,875,062
Telesoft Holdings, LLC (4)	Software & Tech Services	Revolver	10.59% (L + 5.75%; 1.00% Floor)	12/16/2025	59,687	53,532	49,241
Telesoft Holdings, LLC (2) (3)	Software & Tech Services	Term Loan	10.59% (L + 5.75%; 1.00% Floor)	12/16/2025	5,789,605	5,728,411	5,688,287
TRGRP, Inc. (4)	Software & Tech Services	Revolver	11.50% (P + 3.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	90,555	89,767	90,555
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	12.05% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,133,019	1,129,907	1,133,019
TRGRP, Inc. (2) (3)	Software & Tech Services	Term Loan	9.55% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	5,072,483	5,051,163	5,072,483
TRGRP, Inc. (3)	Software & Tech Services	Term Loan	9.55% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,379,280	2,369,021	2,379,280
Unanet, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(36,005)	(18,952)
Unanet, Inc. (4) (5)	Software & Tech Services	Revolver	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(25,270)	(18,952)
Unanet, Inc. (2) (3)	Software & Tech Services	Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	12,003,044	11,774,955	11,822,998
Ungerboeck Systems International, LLC (2) (4)	Software & Tech Services	Delayed Draw Term Loan	11.60% (L + 6.50%; 1.00% Floor)	04/30/2027	272,766	268,487	265,605
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	11.45% (L + 6.50%; 1.00% Floor)	04/30/2027	322,391	319,016	315,943
Ungerboeck Systems International, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	11.45% (L + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	676,978
Ungerboeck Systems International, LLC (4)	Software & Tech Services	Revolver	11.35% (L + 6.50%; 1.00% Floor)	04/30/2027	48,936	46,094	44,348
Ungerboeck Systems International, LLC (2)	Software & Tech Services	Term Loan	11.47% (L + 6.50%; 1.00% Floor)	04/30/2027	136,383	133,937	133,655
Ungerboeck Systems International, LLC (2) (3)	Software & Tech Services	Term Loan	11.45% (L + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,688,857	2,662,931
Vectra AI, Inc. (1) (6)	Software & Tech Services	Delayed Draw Term Loan	11.13% (S + 6.25%; 1.00% Floor)	03/02/2028	1,163,793	1,146,556	1,140,517
Vectra AI, Inc. (4) (5)	Software & Tech Services	Revolver	11.20% (S + 6.25%; 1.00% Floor)	03/02/2028	—	(3,465)	(4,655)
Vectra AI, Inc. (2) (3)	Software & Tech Services	Term Loan	11.20% (S + 6.25%; 1.00% Floor)	03/02/2028	5,552,870	5,456,619	5,441,813
Vehlo Purchaser, LLC (2) (3)	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,136,266	6,086,767
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	9.88% (S + 5.00%; 0.75% Floor)	05/24/2028	1,239,037	1,223,011	1,217,353
Vehlo Purchaser, LLC (1) (2) (3)	Software & Tech Services	Term Loan	10.05% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,014,205	21,912,362
Velocity Purchaser Corporation (4) (5)	Software & Tech Services	Revolver	10.83% (S + 6.00%; 1.00% Floor)	12/01/2023	—	(445)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.83% (S + 6.00%; 1.00% Floor)	12/01/2023	600,106	598,523	600,106
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.83% (S + 6.00%; 1.00% Floor)	12/01/2023	2,412,446	2,407,294	2,412,446
Velocity Purchaser Corporation (1) (3)	Software & Tech Services	Term Loan	10.83% (S + 6.00%; 1.00% Floor)	12/01/2023	4,765,411	4,743,707	4,765,411
Veracross LLC (1) (4)	Software & Tech Services	Delayed Draw Term Loan	11.82% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	1,401,817	1,367,117	1,364,269
Veracross LLC (4) (5)	Software & Tech Services	Revolver	7.05% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(17,731)	(25,032)
Veracross LLC (2)	Software & Tech Services	Term Loan	7.05% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	13,069,637	12,874,573	12,775,570
Zendesk, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	11.88% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(31,404)	—
Zendesk, Inc. (4) (5)	Software & Tech Services	Revolver	11.88% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(25,855)	(13,726)
Zendesk, Inc. (2) (3)	Software & Tech Services	Term Loan	11.88% (S + 3.50%; 3.50% PIK; 0.75% Floor)	11/22/2028	13,334,101	13,082,937	13,200,760
Dillon Logistics, Inc. (7)	Transport & Logistics	Revolver	— (P + 6.00%; 1.00% Floor)	12/11/2023	856,909	774,692	—

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Dillon Logistics, Inc. (7)	Transport & Logistics	Term Loan	— (L + 7.00%; 1.00% Floor)	12/11/2023	$2,941,825	$2,546,794	$30,307

Total U.S. 1st Lien/Senior Secured Debt						1,143,249,575	1,120,293,597

2nd Lien/Junior Secured Debt - 2.26%
Conterra Ultra Broadband Holdings, Inc. (1) (3)	Digital Infrastructure & Services	Term Loan	13.18% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,479,700	6,521,366
Brave Parent H olding s, Inc. (1)	Software & Tech Services	Term Loan	12.34% (L + 7.50%)	04/17/2026	1,230,107	1,217,538	1,208,580
Symplr Software, Inc. (1) (3)	Software & Tech Services	Term Loan	12.65% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,084,789	2,770,611

Total U.S. 2nd Lien/Junior Secured Debt						10,782,027	10,500,557

Total U.S. Corporate Debt						1,154,031,602	1,130,794,154

Canadian Corporate Debt - 5.06%

1st Lien/Senior Secured Debt - 5.06%
McNairn Holdings Ltd. (1) (8)	Business Services	Term Loan	11.41% (S + 6.50%; 0.75% PIK; 1.00% Floor)	11/25/2025	738,337	729,318	730,953
Syntax Sys tems Ltd (1) (3) (8)	Digital Infrastructure & Services	Term Loan	10.59% (L + 5.75%; 0.75% Floor)	10/29/2028	8,751,331	8,679,873	8,357,521
Syntax Systems Ltd (4) (8)	Digital Infrastructure & Services	Revolver	10.59% (L + 5.75%; 0.75% Floor)	10/29/2026	649,103	642,079	605,289
Syntax Systems Ltd (4) (5) (8)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.59% (L + 5.75%; 0.75% Floor)	10/29/2028	—	(19,549)	(109,536)
Banneker V Acquisition, Inc. (1) (2) (3) (6) (8)	Software & Tech Services	Term Loan	11.84% (S + 7.50%; 1.00% Floor)	12/04/2025	13,258,433	13,022,310	12,926,973
Banneker V Acquisition, Inc. (4) (5) (8)	Software & Tech Services	Revolver	11.84% (S + 7.50%; 1.00% Floor)	12/04/2025	—	(18,744)	(22,417)
Banneker V Acquisition, Inc. (3) (8)	Software & Tech Services	Delayed Draw Term Loan	12.41% (S + 7.50%; 1.00% Floor)	12/04/2025	1,024,233	1,013,096	998,627

Total Canadian 1st Lien/Senior Secured Debt						24,048,383	23,487,410

Total Canadian Corporate Debt						24,048,383	23,487,410

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (9)	Shares	Cost	Fair Value
U.S. Preferred Stock - 2.03%
Ntiva Investments, LLC (MSP Global Holdings, Inc) (10)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$272,826	$296,732
Bowline Topco LLC ^^ (10) (11)	LLC Units	Energy	08/09/2021	2,946,390	—	173,837
SBS Ultimate Holdings, LP (10)	Class A	Healthcare & HCIT	09/18/2020	217,710	861,879	—
Alphasense, Inc. (8) (10)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	517,451
Concerto Health AI Solutions, LLC (10) (11)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	351,434
Datarobot, Inc. (10)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	317,586
Datarobot, Inc. (10)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	72,647
Degreed, Inc. (10)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	375,220
Degreed, Inc. (10)	Series D	Software & Tech Services	04/30/2021	16,943	278,308	263,007
Heap, Inc. (10)	Series C	Software & Tech Services	05/21/2019	189,617	696,352	1,033,815
Heap, Inc. (10)	Series D	Software & Tech Services	11/24/2021	17,425	147,443	148,758
Knockout Intermed iate Holdings I, Inc. (Kaseya, Inc.) (10)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,428,318
Netskope, Inc. (10)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	382,208
Phenom People, Inc. (10)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	452,152
Protoscale Rubrik, LLC (10)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	685,504
Swyft Parent Holdings LP (10) (11)	LP Interests	Software & Tech Services	02/07/2022	850,470	758,389	865,539
Symplr Software Intermediate Holdings, Inc. (10)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	1,936,454
Vectra AI, Inc (10)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	110,279

Total U.S. Preferred Stock					8,115,829	9,410,941

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (9)	Shares	Cost	Fair Value
U.S. Common Stock - 1.90%
Global Radar Holdings, LLC (10) (11)	Earn Out	Business Services	11/08/2022	125	$—	$—
AEG Holding Co mpan y, Inc. (10)	Class A	Consumer Discretionary	11/20/2017	320	321,309	314,419
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (10)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	134,131
8x8, Inc. (8) (10) (12)	Common Units	Digital Infrastructure & Services		7,886	170,890	32,885
Avant Communications, LLC (10) (11)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	308,501
MSP Global Holdings, Inc. (10)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,110	77,736
NEPCORE Parent Holdings, LLC (10)	Class A	Digital Infrastructure & Services	10/21/2021	98	97,884	93,292
Nepcore Parent Holdings, LLC (Coretelligent Intermediate, LLC) (10)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,931	337,007
Race Hometown Purchaser, LLC (10)	Class A	Digital Infrastructure & Services	01/09/2023	705,827	705,827	705,309
Thrive Parent, LLC (10)	Class L	Digital Infrastructure & Services	01/22/2021	100,219	263,195	418,515
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (10)	Class B	Healthcare & HCIT	09/30/2021	34,492	34,492	38,270
American Outcomes Management, L.P. (10) (11)	Class A	Healthcare & HCIT	02/17/2022	290,393	290,393	507,422
Community Based Care Holdings, LP (10)	LP Interests	Healthcare & HCIT	01/03/2022	179	178,916	189,363
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (10)	Class A	Healthcare & HCIT	03/31/2022	86,555	86,555	77,989
Health Platform Group, Inc (10)	Earn Out	Healthcare & HCIT	10/31/2020	16,502	—	—
INH Group Holdings, Inc. (10)	Class A	Healthcare & HCIT	01/31/2019	484,552	484,552	7,227
RCFN Parent, LP (People’s Care) (10)	Class A	Healthcare & HCIT	06/18/2021	77	78,284	91,844
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (10)	LP Interests	Healthcare & HCIT	10/14/2021	590,203	590,203	938,933
Brightspot Holdco, LLC (10)	LLC Units	Software & Tech Services	11/16/2021	433,207	433,207	436,801
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (10)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	160,591
Human Security (10)	Common Shares	Software & Tech Services	07/29/2022	329,116	953,133	920,228
Moon Topco, L.P. (Radiant Logic, Inc.) (10)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	51,351
Mykaarma Acquisition LLC (10)	Class A	Software & Tech Services	03/21/2022	257,031	257,031	283,338
Ranger Lexipol Holdings, LLC (10)	Class A	Software & Tech Services	11/18/2021	433	355,837	417,885
Ranger Lexipol Holdings, LLC (10)	Class B	Software & Tech Services	11/18/2021	433	77,371	166,703
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (10)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	258,928
Samsara Networks, Inc. (8) (10) (12)	Class A	Software & Tech Services		33,451	369,998	659,654
Stripe, Inc. (10)	Class B	Software & Tech Services	05/17/2021	4,158	166,854	83,202
Swyft Parent Holdings LP (10) (11)	LP Interests	Software & Tech Services	02/07/2022	4,485	53,049	90,029
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (10)	LP Interests	Transport & Logistics	02/05/2021	193,770	53,301	371,508
REP RO Coinvest IV A Blocker (Road One) (10)	Class A	Transport & Logistics	12/28/2022	66,441,840	664,418	664,418

Total U.S. Common Stock					7,873,484	8,837,479
U.S. Warrants - 0.19%
SBS Ultimate Holdings, LP, expire 09/18/2030 (10)	Class A	Healthcare & HCIT	09/18/2020	17,419	—	—
Alphasense, Inc., expire 05/29/2027 (8) (10)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	574,052
Degreed, Inc., expire 04/11/2028 (10)	Series D	Software & Tech Services	04/11/2021	7,624	—	18,936
Degreed, Inc., expire 05/31/2026 (10)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	118,877
Degreed, Inc., expire 08/18/2029 (10)	Common Shares	Software & Tech Services	08/18/2022	9,374	—	48,893
ScyllaDB, Inc., expire 09/08/2032 (10)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	39,829
Vectra AI, Inc., expire 03/18/2031 (10)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	83,150

Total U.S. Warrants					184,077	883,737
United Kingdom Warrants - 0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (10)	Preferred Units	Software & Tech Services	12/30/2020	8,832	159,859	$212,964

Total United Kingdom Warrants					159,859	212,964

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2023 (continued)
(Unaudited)

Portfolio Company	Class/Series			Shares	Cost	Fair Value
Investment Companies - 1.23%
Orangewood WWB Co-Invest, L.P. (10) (13)	LP Interests			829,314	$829,314	$995,177
ORCP III Triton Co-Investors, L.P. (10) (13)	LP Interests			341,592	98,394	420,500
AB Equity Investors, L.P. (10) (13)	LP Interests			984,786	984,786	1,153,127
Falcon Co-Investment Partners, L.P. (10) (13)	LP Interests			812,734	812,734	813,547
GHP E Aggregator, LLC (10) (13)	LLC Units			417,813	186,588	618,363
GHP SPV 2, L.P. (8) (10) (13)	LP Interests			271,942	271,942	262,968
Magenta Blocker Aggregator, LP (10) (13)	Class A			821,396	676,978	1,191,846
Palms Co-Investment Partners, L.P. (10) (13)	LP Interests			261,449	261,449	261,449

Total Investment Companies					4,122,185	5,716,977
TOTAL INVESTMENTS - 254.06% (14)					$1,198,535,419	$1,179,343,662

Portfolio Company		Industry		Shares	Cost	Fair Value
Cash Equivalents - 11.77%

U.S. Investment Companies - 11.77%
Blackrock T Fund I (12) (15)	Money Market	Money Market Portfolio	4.70% (16)	54,222,698	$54,222,698	$54,222,698
State Street Institutional US Government Money Market Fund (12) (15)	Money Market	Money Market Portfolio	4.70% (16)	407,419	407,419	407,419

Total U.S. Investment Companies					54,630,117	54,630,117

Total Cash Equivalents					54,630,117	54,630,117

LIABILITIES IN EXCESS OF OTHER ASSETS - (165.83%)						$(769,782,315)

NET ASSETS - 100.00%						$464,191,464

(++)
Unless otherwise indicated, all securities represent
co-investments
made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

+
As of March 31, 2023, qualifying assets represented 96.52% of total assets. Under the 1940 Act we may not acquire any non-qualifying
assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR and SOFR loans are typically indexed to
30-day,
60-day,
90-day
or
180-day
rates (1M, 3M or 6M, respectively) at the borrower’s option. LIBOR and SOFR loans may be subject to interest floors. As of March 31, 2023, rates for weekly 1M L, 3M L 6M L, 1M S, 3M S and 6M S are 4.86%, 5.19%, 5.31%, 4.80%, 4.91% and 4.90%, respectively. As of March 31, 2023, the U.S. Prime rate was 8.00%.

^^	Controlled affiliated investment. See Note 3 “Related Party Transactions”.
(1)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
(2)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(3)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding III, LLC.
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

(6)	This investment has multiple reference rates or alternate base rates. The All-in interest rate shown is the weighted average interest rate in effect at March 31, 2023.
(7)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(8)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(9)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2023, the aggregate fair value of these securities is $18,652,582 or 4.02% of the Fund’s net assets. The initial acquisition dates have been included for such securities.

(10)	Non-income producing investment.
(11)	Position or portion thereof is held through a consolidated subsidiary.
(12)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(13)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(14)
Aggregate gross unrealized appreciation for federal income tax purposes is $8,894,947; aggregate gross unrealized depreciation for federal income tax purposes is $28,086,704. Net unrealized depreciation is $19,191,757 based upon a tax cost basis of $1,198,535,419.

(15)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(16)	The rate shown is the annualized seven-day yield as of March 31, 2023.

L -	LIBOR
P -	Prime
PIK -	Payment-In-Kind
S -	SOFR

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —245.69% (++) + * # ^

U.S. Corporate Debt —236.64%

1st Lien/Senior Secured Debt —234.31%

AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$496,745	$489,122	$488,052
AmerCareRoyal, LLC (2)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	511,273	499,144	502,326
AmerCareRoyal, LLC (1)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,118,091	4,014,301	4,046,024
Cerifi, LLC (3) (4)	Business Services	Revolver	10.07% (S + 5.75%; 1.00% Floor)	04/01/2027	—	(19,595)	(33,234)
Cerifi, LLC (2) (5)	Business Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	03/31/2028	16,066,537	15,771,511	15,584,541
Engage2Excel, Inc. (3) (6)	Business Services	Revolver	10.63% (L + 7.25%; 1.00% Floor)	03/07/2023	351,629	350,588	341,095
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	1,026,967	1,025,881	998,726
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	2,959,179	2,956,519	2,877,801
Metametrics, Inc. (3)	Business Services	Revolver	9.77% (L + 5.00%; 1.00% Floor)	09/10/2025	130,237	124,316	122,097
Metametrics, Inc. (1) (2)	Business Services	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,683,677	4,671,920
MSM Acquisitions, Inc. (3)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	368,247	355,038	240,389
MSM Acquisitions, Inc. (2)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	3,005,143	2,961,347	2,869,912
MSM Acquisitions, Inc. (3) (6)	Business Services	Revolver	12.50% (P + 5.00%; 1.00% Floor)	12/09/2026	569,646	553,338	514,519
MSM Acquisitions, Inc. (1) (2) (5)	Business Services	Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	8,212,239	8,108,554	7,842,688
Rep Tec Intermediate Holdings, Inc. (3)	Business Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	302,547	293,240	276,896
Rep Tec Intermediate Holdings, Inc. (1) (2) (5)	Business Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	14,568,787	14,390,788	14,095,301
Sako and Partners Lower Holdings LLC (3)	Business Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	710,250	649,364	665,859
Sako and Partners Lower Holdings LLC (3)	Business Services	Revolver	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	337,369	301,842	303,188
Sako and Partners Lower Holdings LLC (1) (2) (5)	Business Services	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	14,915,247	14,488,923	14,505,078
Valcourt Holdings II, LLC (1) (3)	Business Services	Delayed Draw Term Loan	9.87% (S + 5.25%; 1.00% Floor)	01/07/2027	1,436,481	1,416,480	1,436,481
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	2,641,197	2,603,425	2,641,197
Valcourt Holdings II, LLC (1) (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	6,279,095	6,191,332	6,279,095
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	1,155,228	1,135,675	1,155,228
AEG Holding Company, Inc. (1)	Consumer Discretionary	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,045,702	1,042,174	1,045,702
AEG Holding Company, Inc. (3)	Consumer Discretionary	Revolver	9.89% (L + 5.50%; 1.00% Floor)	11/20/2023	446,746	442,684	446,746
AEG Holding Company, Inc. (1)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	5,512,963	5,493,673	5,512,963
AEG Holding Company, Inc. (5)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,819,685	1,811,922	1,819,685
Ampler QSR Holdings, LLC (2) (5)	Consumer Non-Cyclical	Term Loan	10.60% (L + 5.875%; 1.00% Floor)	07/21/2027	12,346,801	12,157,380	11,451,658
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	906,057	902,381	776,944
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,129,978	1,125,457	968,956
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,579,576	1,573,226	1,354,486
Freddy’s Frozen Custard, L.L.C (3) (4)	Consumer Non-Cyclical	Revolver	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(3,622)	(4,123)
Freddy’s Frozen Custard, L.L.C (2) (5)	Consumer Non-Cyclical	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	4,856,991	4,814,117	4,808,421
Krispy Krunchy Foods, L.L.C (2)	Consumer Non-Cyclical	Term Loan	9.17% (S + 4.75%; 1.00% Floor)	11/17/2027	9,419,615	9,264,858	9,066,379
Mathnasium LLC (3)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	76,360	72,355
Mathnasium LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	5,399,401	5,311,094	5,277,914
MMP Intermediate, LLC (3) (4)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.75%; 1.00% Floor)	02/15/2027	—	(9,184)	(19,351)
MMP Intermediate, LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	02/15/2027	8,210,266	8,070,540	7,922,907
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	07/11/2025	236,681	230,929	227,214
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	117,139	114,293	112,454
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,970,938	1,961,608	1,892,101
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(8,824)	(84,488)
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Revolver	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(2,206)	(21,122)
TBG Food Acquisition Corp (1) (2)	Consumer Non-Cyclical	Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	6,534,645	6,480,001	6,011,873
5 Bars, LLC (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.99% (L + 4.75%; 1.00% Floor)	09/27/2024	603,543	585,333	594,921
5 Bars, LLC (3) (4)	Digital Infrastructure & Services	Revolver	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	—	(3,414)	(1,617)
5 Bars, LLC (5)	Digital Infrastructure & Services	Term Loan	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	4,742,121	4,715,064	4,730,266

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	$—	$(27,846)	$(40,796)
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Revolver	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(9,752)	(13,055)
Airwavz Solutions, Inc (5)	Digital Infrastructure & Services	Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	5,221,919	5,143,907	5,117,480
Avant Communications, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	—	(8,944)	—
Avant Communications, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	11,226,016	11,037,593	11,226,016
Bridgepointe Technologies, LLC (1) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,867,063	2,762,979	2,730,229
Bridgepointe Technologies, LLC (1) (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	3,887,472	3,843,407	3,751,411
Bridgepointe Technologies, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	2,765,645	2,743,404	2,661,933
Bridgepointe Technologies, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(13,012)	(29,156)
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,294,250	2,203,018	2,208,215
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	4,753,445	4,671,568	4,575,191
Coretelligent Intermediate LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	1,918,917	1,894,363	1,824,177
Coretelligent Intermediate LLC (3)	Digital Infrastructure & Services	Revolver	12.00% (P + 4.50%; 1.00% Floor)	10/21/2027	126,642	111,317	91,816
Coretelligent Intermediate LLC (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	7,948,819	7,852,631	7,730,226
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	111,106	110,897	108,051
EvolveIP, LLC (3)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/07/2025	148,331	147,270	132,742
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	6,434,309	6,420,987	6,257,365
Fatbeam, LLC (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(23,079)	(8,048)
Fatbeam, LLC	Digital Infrastructure & Services	Revolver	9.97% (L + 5.75%; 1.00% Floor)	02/22/2026	643,849	634,618	640,630
Fatbeam, LLC (2) (5)	Digital Infrastructure & Services	Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	6,438,490	6,345,468	6,406,298
Firstdigital Communications LLC (3)	Digital Infrastructure & Services	Revolver	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	412,549	387,223	345,113
Firstdigital Communications LLC (2) (5)	Digital Infrastructure & Services	Term Loan	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,428,040	13,065,892
FirstLight Holdco, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	8.38% (L + 4.00%; 1.00% Floor)	07/23/2025	6,195,183	6,042,729	5,947,376
Greenlight Intermediate II, Inc. (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(66,688)	(50,266)
Greenlight Intermediate II, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,230,201	5,238,302
MBS Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(14,092)	(38,967)
MBS Holdings, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	10,363,212	10,213,299	9,948,684
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	614,779	593,150	572,537
MSP Global Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	—	(12,111)	(29,608)
MSP Global Holdings, Inc. (2) (5)	Digital Infrastructure & Services	Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	7,871,107	7,755,826	7,595,618
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	1,230,554	1,204,841	1,190,561
NI Topco, Inc (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	6,639,365	6,507,375	6,423,586
Single Digits, Inc. (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.73% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	599,248	597,286	507,863
Single Digits, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	—	(821)	(63,463)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	3,208,390	3,196,684	2,719,110
Stratus Networks, Inc. (3) (7)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.65% (L + 5.25%; 1.00% Floor)	12/15/2027	330,033	294,377	270,627
Stratus Networks, Inc. (3) (7)	Digital Infrastructure & Services	Revolver	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	976,896	960,427	952,144

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Stratus Networks, Inc. (2) (7)	Digital Infrastructure & Services	Term Loan	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	$7,920,781	$7,785,668	$7,722,762
Thrive Buyer, Inc. (1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	8,257,588	8,132,628	8,133,724
Thrive Buyer, Inc. (3)	Digital Infrastructure & Services	Revolver	12.50% (P + 5.00%; 2.00% Floor)	01/22/2027	147,963	131,922	131,317
Thrive Buyer, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	11,765,473	11,599,744	11,588,991
Towerco IV Holdings, LLC (1) (2) (3) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 4.25%; 1.00% Floor)	04/23/2026	18,094,038	17,893,436	17,776,414
Transtelco Holding, Inc. (2)	Digital Infrastructure & Services	Term Loan	9.98% (L + 5.25%; 0.50% Floor)	03/26/2026	4,708,605	4,683,094	4,508,489
Transtelco Holding, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.50% Floor)	03/26/2026	4,708,605	4,683,985	4,567,347
Accelerate Resources Operating, LLC (3) (4)	Energy	Revolver	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(4,437)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	3,684,022	3,644,714	3,684,022
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	1,889,450	1,855,507	1,841,927
Foundation Risk Partners, Corp. (5)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	2,122,119	2,108,360	2,084,982
Foundation Risk Partners, Corp. (3)	Financials	Revolver	10.32% (S + 6.00%; 0.75% Floor)	10/29/2027	427,437	417,074	409,271
Foundation Risk Partners, Corp. (2)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	787,291	776,726	773,513
Foundation Risk Partners, Corp. (1) (2) (5)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	9,757,328	9,656,553	9,586,574
Galway Borrower, LLC (3) (4)	Financials	Delayed Draw Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(324)	(1,274)
Galway Borrower, LLC (3) (4)	Financials	Revolver	9.98% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(4,314)	(11,492)
Galway Borrower, LLC (1) (2)	Financials	Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	4,251,002	4,193,362	4,070,335
Higginbotham Insurance Agency, Inc. (2) (3)	Financials	Delayed Draw Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	1,418,215	1,400,872	1,376,500
Higginbotham Insurance Agency, Inc. (1) (2) (5)	Financials	Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	8,043,274	7,963,283	7,922,625
Peter C. Foy & Associates Insurance Services, LLC (3) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	1,094,089	1,075,743	1,037,605
Peter C. Foy & Associates Insurance Services, LLC (1) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	5,929,510	5,878,970	5,662,682
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	502,267	495,352	479,665
RSC Acquisition, Inc.	Financials	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	11/02/2026	1,858,816	1,847,931	1,798,405
RSC Acquisition, Inc. (3)	Financials	Delayed Draw Term Loan	10.78% (S + 5.50%; 0.75% Floor)	10/30/2026	208,293	163,003	39,176
Wealth Enhancement Group, LLC (1) (8)	Financials	Delayed Draw Term Loan	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	6,294,610	6,279,281	6,184,455
Wealth Enhancement Group, LLC (3) (8)	Financials	Delayed Draw Term Loan	10.31% (S + 6.00%; 1.00% Floor)	10/04/2027	644,865	641,740	624,421
Wealth Enhancement Group, LLC (3) (4) (8)	Financials	Revolver	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	—	(1,587)	(8,004)
AAH Topco, LLC (1) (2) (3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	9.79% (L + 5.50%; 0.75% Floor)	12/22/2027	3,495,723	3,353,967	3,262,208
AAH Topco, LLC (3) (4)	Healthcare & HCIT	Revolver	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(13,145)	(31,491)
AAH Topco, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	6,485,381	6,369,535	6,225,966
American Physician Partners, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	210,956	207,763	198,310
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,044,619	1,033,760	885,314
American Physician Partners, LLC (3)	Healthcare & HCIT	Revolver	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	346,322	344,287	278,612
American Physician Partners, LLC	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	5,569,954	5,360,739	4,720,536
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	2,223,081	2,143,812	1,884,061
American Physician Partners, LLC (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,197,659	1,156,370	1,015,016
Analogic Corporation (3)	Healthcare & HCIT	Revolver	9.66% (L + 5.25%; 1.00% Floor)	06/22/2023	189,444	189,049	181,958
Analogic Corporation (1) (5)	Healthcare & HCIT	Term Loan	9.66% (L + 5.25%; 1.00% Floor)	06/22/2024	2,074,722	2,063,433	2,002,107
AOM Acquisition, LLC. (3) (4)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(20,267)	(9,140)
AOM Acquisition, LLC. (1) (2)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	7,052,170	6,932,469	6,999,279
BAART Programs, Inc. (1) (3) (9)	Healthcare & HCIT	Delayed Draw Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	3,913,117	3,859,734	3,596,122
BAART Programs, Inc. (1) (2) (9)	Healthcare & HCIT	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	4,721,880	4,688,869	4,497,591

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

BV EMS Buyer, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.75%; 1.00% Floor)	11/23/2027	$764,792	$703,741	$641,249
BV EMS Buyer, Inc. (2)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,520,986	3,420,849	3,397,752
Caregiver 2, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	1,558,643	1,537,782	1,469,021
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	4,672,010	4,621,799	4,403,370
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	670,584	663,377	632,026
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	9.69% (L + 5.25%; 1.00% Floor)	07/24/2025	640,028	630,459	603,227
Choice Health At Home, LLC, (1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	988,121	968,239	895,779
Choice Health At Home, LLC, (1) (2)	Healthcare & HCIT	Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	2,677,708	2,644,479	2,557,211
Coding Solutions Acquisition, In c (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	—	(15,076)	(62,111)
Coding Solutions Acquisition, Inc (3)	Healthcare & HCIT	Revolver	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	159,072	145,189	121,292
Coding Solutions Acquisition, I nc (2) (5)	Healthcare & HCIT	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	5,516,636	5,417,625	5,254,596
Community Based Care Acquisition, Inc. (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	2,034,120	2,003,449	1,948,384
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.75%; 1.00% Floor)	09/16/2027	—	(55,320)	(87,363)
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Revolver	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	—	(13,669)	(34,553)
Community Based Care Acquisition, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	5,288,695	5,203,277	5,077,147
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	368,816	336,057	236,964
Delaware Valley Management Holdings, Inc. (3) (4) (10)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	65,913	58,267	(178,955)
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Revolver	— (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	534,876	345,466
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	3,457,825	3,438,961	2,221,653
FH MD Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.38% (L + 5.00%; 0.75% Floor)	07/22/2028	5,465,408	5,417,025	5,246,792
GHA Buyer, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	810,317	801,655	775,879
GHA Buyer, Inc. (3) (4)	Healthcare & HCIT	Revolver	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	—	(4,821)	(40,421)
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	1,955,034	1,947,826	1,871,945
GHA Buyer, Inc. (1) (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,347,734	5,290,225	5,120,455
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	725,344	714,335	694,517
GHA Buyer, Inc. (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,630,385	4,575,902	4,433,594
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	558,835	552,492	535,085
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 6.00%; 1.00% Floor)	10/15/2027	—	(22,762)	—
Honor HN Buyer, Inc (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	762,672	743,223	758,541
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Revolver	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(4,878)	(2,281)
Honor HN Buyer, Inc (1) (2)	Healthcare & HCIT	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	2,616,861	2,574,759	2,597,235
Medbridge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(18,403)	(30,965)
Medbridge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	957,337	952,433
Medbridge Holdings, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,156,980	15,022,094
Medical Management Resource Group, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	9.83% (L + 5.75%; 0.75% Floor)	09/30/2027	1,574,165	1,530,370	1,515,134
Medical Management Resource Group, LLC (3) (4)	Healthcare & HCIT	Revolver	10.16% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(4,784)	(11,866)
Medical Management Resource Group, LLC (2)	Healthcare & HCIT	Term Loan	10.16% (L + 5.75%; 0.75% Floor)	09/30/2027	3,812,010	3,751,190	3,669,060
Medsuite Purchaser, LLC (3) (4) (11)	Healthcare & HCIT	Delayed Draw Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(41,080)	—
Medsuite Purchaser, LLC (3) (4) (11)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(7,832)	(5,103)
Medsuite Purchaser, LLC (1) (2) (11)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	4,782,533	4,727,484	4,746,664
OMH-HealthEdge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.03% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(3,799)	(1,147)
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	2,121,853	2,092,279	2,116,548
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	963,638	946,724	961,229

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	$3,661,451	$3,618,231	$3,652,297
Pace Health Companies, LLC (3) (4)	Healthcare & HCIT	Revolver	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(2,053)	(1,542)
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	5,140,906	5,122,407	5,128,053
Pinnacle Dermatology Management, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.55% (S + 5.75%; 0.75% Floor)	12/08/2028	462,795	449,342	421,791
Pinnacle Dermatology Management, LLC (3) (6)	Healthcare & HCIT	Revolver	8.74% (L + 4.00%; 0.75% Floor)	12/08/2026	153,627	142,959	146,906
Pinnacle Dermatology Management, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,608,718	5,494,471	5,356,325
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	343,635	342,065	335,904
Pinnacle Treatment Centers, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	—	(1,223)	(6,591)
Pinnacle Treatment Centers, Inc. (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	286,781	280,374	280,329
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	147,916	147,916	144,588
Pinnacle Treatment Centers, Inc. (2) (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	4,086,076	4,086,076	3,994,140
Priority Ondemand Midco 2,L.P (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	—	(22,041)	(30,472)
Priority Ondemand Midco 2,L.P (1) (2)	Healthcare & HCIT	Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	7,617,883	7,493,551	7,465,525
RCP Encore Acquisition, Inc. (10)	Healthcare & HCIT	Term Loan	— (L + 5.00%; 1.00% Floor)	06/07/2025	3,328,678	3,230,584	33,287
Redwood Family Care Network, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	681,697	590,071	573,016
Redwood Family Care Network, Inc. (1)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	5,829,798	5,748,005	5,684,053
Redwood Family Care Network, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(8,245)	(14,718)
Redwood Family Care Network, Inc. (5)	Healthcare & HCIT	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	6,668,555	6,575,155	6,501,841
Salisbury House, LLC (3)	Healthcare & HCIT	Revolver	9.24% (S + 5.00%; 1.00% Floor)	08/30/2025	179,337	173,206	162,524
Salisbury House, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,874,710	3,786,869
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,237,525	1,215,852	1,191,118
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,137,143	1,125,353	1,094,500
Sandstone Care Holdings, LLC (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	—	(10,812)	(26,502)
Sandstone Care Holdings, LLC (3)	Healthcare & HCIT	Revolver	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	235,569	220,425	208,773
Sandstone Care Holdings, LLC (1) (5)	Healthcare & HCIT	Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	4,687,823	4,591,008	4,535,469
SCA Buyer, LLC (3)	Healthcare & HCIT	Revolver	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	386,309	380,329	360,555
SCA Buyer, LLC (2)	Healthcare & HCIT	Term Loan	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	3,795,490	3,759,075	3,643,671
SIS Purchaser, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(12,996)	(37,893)
SIS Purchaser, Inc. (2)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	2,405,941	2,374,979	2,327,748
SIS Purchaser, Inc. (1) (2) (5)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	12,568,947	12,422,981	12,160,456
Smile Brands, Inc. (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	482,953	481,469	445,524
Smile Brands, Inc. (3)	Healthcare & HCIT	Revolver	11.00% (P + 3.50%; 0.75% Floor)	10/12/2025	88,025	87,613	68,277
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	1,590,621	1,585,335	1,467,348
Spark DSO LLC (3) (4)	Healthcare & HCIT	Revolver	9.99% (L + 6.25%; 1.00% Floor)	04/20/2026	—	(13,111)	(38,702)
Spark DSO LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.99% (L + 6.25%; 1.00% Floor)	04/19/2026	7,274,395	7,188,032	7,019,791
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.50%; 1.00% Floor)	08/15/2025	456,510	441,385	430,864
The Center for Orthopedic and Research Excellence, Inc. (2) (6)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 6.00%; 1.00% Floor)	08/15/2025	1,735,098	1,716,275	1,700,396
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	1,141,583	1,137,251	1,113,044
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Revolver	10.56% (S + 6.00%; 1.00% Floor)	08/15/2025	552,426	546,948	535,162
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare & HCIT	Term Loan	10.41% (S + 6.00%; 1.00% Floor)	08/15/2025	3,232,332	3,186,733	3,151,523
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare & HCIT	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	4,843,650	4,802,458	4,722,559
West Dermatology (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(33,915)	(522,447)
West Dermatology (3) (4)	Healthcare & HCIT	Revolver	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(22,620)	(186,588)
West Dermatology (1) (2) (5)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	12,594,247	12,365,225	10,705,110
Activ Software Holdings, LLC (3) (4)	Software & Tech Services	Revolver	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(9,501)	(21,087)
Activ Software Holdings, LLC (1) (2) (5)	Software & Tech Services	Term Loan	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	7,988,807	7,871,886	7,729,171
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(14,110)	(15,770)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Admiral Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	$—	$(10,084)	$(11,264)
Admiral Buyer, Inc (1)	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	5,842,640	5,738,028	5,725,787
AMI US Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	9.63% (L + 5.25%)	04/01/2024	—	(5,893)	—
AMI US Holdings, Inc. (1)	Software & Tech Services	Term Loan	9.63% (L + 5.25%; 1.00% Floor)	04/01/2025	8,007,035	7,938,572	8,007,035
Avalara, Inc. (3) (4)	Software & Tech Services	Revolver	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(25,767)	(26,634)
Avalara, Inc. (2) (5)	Software & Tech Services	Term Loan	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,396,078	10,387,404
Avetta, LLC (3) (4)	Software & Tech Services	Revolver	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(2,142)	(2,472)
Avetta, LLC (2)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	6,768,472	6,704,614	6,734,630
Avetta, LLC (1)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	4,196,029	4,171,041	4,175,049
Avetta, LLC (1) (5)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	3,187,003	3,161,068	3,171,068
Bonterra, LLC (3) (4) (12)	Software & Tech Services	Delayed Draw Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	—	(17,010)	(68,655)
Bonterra, LLC (3) (12)	Software & Tech Services	Revolver	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	428,359	414,759	390,927
Bonterra, LLC (1) (2) (5) (12)	Software & Tech Services	Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	15,595,728	15,416,612	15,088,867
Brightspot Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	—	(11,138)	(20,409)
Brightspot Buyer, Inc (2)	Software & Tech Services	Term Loan	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	5,215,571	5,130,177	5,059,104
BSI2 Hold Nettle, LLC (3) (4)	Software & Tech Services	Revolver	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	—	(8,123)	(10,306)
BSI2 Hold Nettle, LLC (2) (5)	Software & Tech Services	Term Loan	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	4,699,602	4,634,781	4,617,359
BusinesSolver.com, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.88% (L + 5.50%; 0.75% Floor)	12/01/2027	169,881	160,968	120,219
BusinesSolver.com, Inc. (2) (5)	Software & Tech Services	Term Loan	10.23% (L + 5.50%; 0.75% Floor)	12/01/2027	7,324,613	7,264,046	7,104,875
Certify, Inc	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	399,689	397,724	396,692
Certify, Inc (5)	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	479,627	477,590	476,030
Certify, Inc (3)	Software & Tech Services	Revolver	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	39,969	39,838	38,770
Certify, Inc (1) (2) (5)	Software & Tech Services	Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	3,916,954	3,897,691	3,887,577
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,196)	(27,118)
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Revolver	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,201)	(17,731)
Community Brands Parentco, LLC (1) (2)	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	7,039,335	6,915,224	6,740,163
Datacor, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	10.09% (S + 5.75%; 1.00% Floor)	12/29/2025	1,113,561	1,084,969	1,100,835
Datacor, Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(7,696)	(9,658)
Datacor, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	13,841,011	13,618,560	13,633,396
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(4,052)	(34,785)
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(11,955)	(26,433)
Degreed, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(1,544)	(12,534)
Degreed, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	2,793,161	2,776,565	2,709,367
Degreed, Inc. (1) (5)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	5,172,233	5,138,480	5,017,066
Dispatch Track, LLC (3) (4)	Software & Tech Services	Revolver	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(1,812)	(3,019)
Dispatch Track, LLC (1) (2)	Software & Tech Services	Term Loan	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,777,608	9,751,437
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	8.63% (L + 4.25%)	07/30/2025	3,292,167	3,285,890	3,226,324
EET Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	—	(11,261)	(13,816)
EET Buyer, Inc. (2) (5)	Software & Tech Services	Term Loan	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	6,856,127	6,744,365	6,719,005
Exterro, Inc. (3) (4)	Software & Tech Services	Revolver	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(1,197)	(1,238)
Exterro, Inc. (2) (5)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,184,219	6,206,710
Exterro, Inc. (1) (2)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,752,695	5,780,077
Exterro, Inc. (1)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,779,059	2,779,483
Faithlife, LLC (1) (2)	Software & Tech Services	Delayed Draw Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	708,304	700,650	708,304
Faithlife, LLC (3) (4)	Software & Tech Services	Revolver	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	—	(3,059)	—
Faithlife, LLC (1) (2)	Software & Tech Services	Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	304,180	300,827	304,180
Fusion Holding Corp (3) (4)	Software & Tech Services	Revolver	10.78% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(29,257)	(34,480)
Fusion Holding Corp (1) (2) (5)	Software & Tech Services	Term Loan	10.78% (S + 6.25%; 0.75% Floor)	09/15/2029	16,895,061	16,530,288	16,472,685
Fusion Risk Management Inc (3) (4)	Software & Tech Services	Revolver	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	—	(18,154)	(29,850)
Fusion Risk Management Inc (1) (5)	Software & Tech Services	Term Loan	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	8,610,210	8,428,666	8,308,852
Genesis Acquisition Co. (5)	Software & Tech Services	Revolver	8.48% (L + 3.75%)	07/31/2024	202,400	201,292	196,834
Genesis Acquisition Co. (1) (2)	Software & Tech Services	Term Loan	7.92% (L + 3.75%)	07/31/2024	1,360,788	1,352,870	1,323,367
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(19,492)	(30,806)
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(14,303)	(15,112)
Greenhouse Software, Inc. (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,179,502	12,067,424
Greenhouse Software, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,164,695	14,145,275
Gryphon-Redwood Acquisition LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	—	(26,449)	(35,685)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	$3,521,435	$3,463,723	$3,442,202
GS AcquisitionCo, Inc. (3) (4)	Software & Tech Services	Revolver	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(1,923)	(18,268)
GS AcquisitionCo, Inc. (1) (2) (5) (6)	Software & Tech Services	Term Loan	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	9,479,087	9,448,353	9,099,923
Iodine Software, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(41,099)	(25,771)
Iodine Software, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	7,956,211	7,838,340	7,797,087
Iodine Software, LLC (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(16,085)	(21,781)
Iodine Software, LLC (1) (2)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	5,281,749	5,203,738	5,176,114
Kaseya Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(8,852)	(19,103)
Kaseya Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(4,425)	(23,879)
Kaseya Inc. (1) (2)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	10,506,804	10,360,743	10,112,799
Mavenlink, Inc. (3)	Software & Tech Services	Revolver	9.89% (L + 5.75%; 0.75% Floor)	06/03/2027	357,963	328,924	308,743
Mavenlink, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.14% (L + 5.75%; 0.75% Floor)	06/03/2027	15,034,451	14,790,523	14,621,004
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.49% (L + 4.75%; 1.00% Floor)	04/21/2027	581,896	578,330	580,442
Moon Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(12,657)	(2,909)
Moon Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	6,304,848	6,236,280	6,289,086
Mykaarma Acquisition LLC (3) (4)	Software & Tech Services	Revolver	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(10,357)	(16,313)
Mykaarma Acquisition LLC (2) (5)	Software & Tech Services	Term Loan	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,103,707	5,997,612	5,935,855
Navigate360, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	1,808,174	1,786,326	1,772,010
Navigate360, LLC (3) (4)	Software & Tech Services	Revolver	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	—	(10,211)	(12,085)
Navigate360, LLC (2)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	2,265,796	2,221,961	2,220,480
Navigate360, LLC (5)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	4,197,924	4,125,548	4,113,965
Netwrix Corporation And Concept Searching Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	548,139	543,652	521,729
Netwrix Corporation And Concept Searching Inc. (3) (4)	Software & Tech Services	Revolver	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,349)	(7,748)
Netwrix Corporation And Concept Searching Inc. (1) (2)	Software & Tech Services	Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	9,204,116	9,181,651	9,112,075
Ping Identity Corporation (3) (4)	Software & Tech Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(29,103)	(30,084)
Ping Identity Corporation (1) (2) (5)	Software & Tech Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,741,078	11,732,609
Ranger Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.88% (L + 5.50%; 0.75% Floor)	11/18/2027	—	(19,742)	(29,981)
Ranger Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.88% (L + 5.50%; 0.75% Floor)	11/17/2028	14,282,859	14,033,779	13,925,788
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(21,889)	(35,512)
Sauce Labs, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,925,189	1,895,279	1,877,059
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Revolver	10.31% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(19,953)	(32,046)
Sauce Labs, Inc. (2) (5)	Software & Tech Services	Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	7,504,362	7,377,979	7,316,753
Saviynt, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(151,721)	(152,450)
Saviynt, Inc. (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(15,172)	(15,245)
Saviynt, Inc. (2) (5)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	18,293,942	17,838,779	17,836,593
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(3,101)	(8,260)
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Revolver	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,481)	(4,626)
ScyllaDB, Inc. (5)	Software & Tech Services	Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	2,643,348	2,577,310	2,597,089
Securonix, Inc. (3) (4)	Software & Tech Services	Revolver	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(23,716)	(69,225)
Securonix, Inc. (2) (5)	Software & Tech Services	Term Loan	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,414,561	8,161,730
Sirsi Corporation (3) (4)	Software & Tech Services	Revolver	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(2,145)	(2,769)
Sirsi Corporation (1) (2)	Software & Tech Services	Term Loan	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	6,591,250	6,563,978	6,558,294
Smartlinx Solutions, LLC (3)	Software & Tech Services	Revolver	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	129,871	127,080	114,286
Smartlinx Solutions, LLC	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	493,137	484,961	478,342
Smartlinx Solutions, LLC (1) (2) (5)	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	5,620,327	5,559,389	5,451,717
Soladoc, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(21,438)	(53,003)
Soladoc, LLC (3) (4)	Software & Tech Services	Revolver	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(10,724)	(19,140)
Soladoc, LLC (1) (2)	Software & Tech Services	Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,781,986	5,697,825
SugarCRM, Inc. (3) (4)	Software & Tech Services	Revolver	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(1,483)	(4,654)
SugarCRM, Inc. (1) (5)	Software & Tech Services	Term Loan	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,243,198	4,204,792
Sundance Group Holdings, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,493,454	3,449,704
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	—	(21,522)	(39,020)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Sundance Group Holdings, Inc. (2) (5)	Software & Tech Services	Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	$11,824,177	$11,644,830	$11,499,012
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	10.93% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	450,131	451,036
Swiftpage, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	—	(414)	(9,576)
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	222,833	222,285	213,363
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	2,420,745	2,416,550	2,317,863
Sysnet North America, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.50% (L + 5.00%; 1.00% Floor)	12/01/2026	8,862,217	8,790,246	8,552,039
Telcor Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,400)	(7,996)
Telcor Buyer, Inc. (1) (2)	Software & Tech Services	Term Loan	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	9,304,625	9,195,815	9,048,748
Telesoft Holdings, LLC (3)	Software & Tech Services	Revolver	10.14% (L + 5.75%; 1.00% Floor)	12/16/2025	49,739	43,024	36,309
Telesoft Holdings, LLC (2) (5)	Software & Tech Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	12/16/2025	5,804,526	5,737,622	5,673,924
TRGRP, Inc. (3) (4)	Software & Tech Services	Revolver	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(1,126)	—
TRGRP, Inc. (2) (5)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	5,052,223	5,025,591	5,052,223
TRGRP, Inc. (2)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,370,051	2,355,364	2,370,051
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,128,534	1,124,106	1,128,534
Unanet, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(37,535)	(37,904)
Unanet, Inc. (3) (4)	Software & Tech Services	Revolver	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(25,270)	(25,270)
Unanet, Inc. (2) (5)	Software & Tech Services	Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	12,003,044	11,764,925	11,762,983
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.22% (L + 6.50%; 1.00% Floor)	04/30/2027	272,766	268,398	267,992
Ungerboeck Systems International, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	676,978
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	322,391	318,814	315,943
Ungerboeck Systems International, LLC (3) (4)	Software & Tech Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	—	(3,012)	(4,588)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	11.28% (L + 6.50%; 1.00% Floor)	04/30/2027	136,383	133,886	133,655
Ungerboeck Systems International, LLC (2) (5)	Software & Tech Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,687,154	2,662,931
Vectra AI, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(18,778)	(34,914)
Vectra AI, Inc. (3) (4)	Software & Tech Services	Revolver	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(3,756)	(6,983)
Vectra AI, Inc. (2) (5)	Software & Tech Services	Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,204,291	3,160,862
Vehlo Purchaser, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,133,560	6,148,719
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Revolver	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	—	(16,782)	(18,586)
Vehlo Purchaser, LLC (1) (2) (5)	Software & Tech Services	Term Loan	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,000,883	21,968,118
Velocity Purchaser Corporation (3) (4)	Software & Tech Services	Revolver	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	—	(611)	(483)
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	2,412,446	2,405,375	2,406,415
Velocity Purchaser Corporation (1) (2)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	4,765,411	4,735,630	4,753,497
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	600,106	597,933	598,605
Veracross LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(13,965)	(37,549)
Veracross LLC (3) (4)	Software & Tech Services	Revolver	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(18,636)	(36,158)
Veracross LLC (5)	Software & Tech Services	Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	12,906,513	12,701,489	12,487,052
Zendesk, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(32,741)	(33,335)
Zendesk, Inc. (3) (4)	Software & Tech Services	Revolver	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(26,961)	(27,453)
Zendesk, Inc. (2) (5)	Software & Tech Services	Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	13,334,101	13,072,194	13,067,419
Dillon Log istics, Inc. (10)	Transport & Logistics	Revolver	— (P + 6.00%; 1.00% Floor)	12/11/2023	834,642	750,748	54,586
Dillon Logistics, Inc . (10)	Transport & Logistics	Term Loan	— (L + 7.00%; 1.00% Floor)	12/11/2023	3,079,544	2,673,820	201,402

Total U.S. 1st Lien/Senior Secured Debt						1,097,596,835	1,070,520,769

2nd Lien/Junior Secured Debt —2.33%
Conterra Ultra Broadband Holdings, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	13.01% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,476,655	6,521,366
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	11.88% (L + 7.50%)	04/17/2026	1,230,107	1,216,529	1,199,354
Symplr Software, Inc. (1) (2)	Software & Tech Services	Term Loan	12.07% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,083,175	2,919,316

Total U.S. 2nd Lien/Junior Secured Debt						10,776,359	10,640,036

Total U.S. Corporate Debt						1,108,373,194	1,081,160,805

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

C anadian Corporate Debt - 3.87%
1st Lien/Senior Secured Debt - 3.87%
McNairn Holdings Ltd. (1) (13)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$739,507	$730,174	$726,566
Syntax Systems Ltd (1) (2) (13)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 0.75% Floor)	10/29/2028	8,773,543	8,699,024	8,334,866
Syntax Systems Ltd (3) (13)	Digital Infrastructure & Services	Revolver	10.04% (L + 5.75%; 0.75% Floor)	10/29/2026	649,103	641,599	600,420
Syntax Systems Ltd (3) (4) (13)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.13% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(20,396)	(121,707)
Banneker V Acquisition, Inc. (2) (5) (13)	Software & Tech Services	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	7,105,235	7,011,398	7,105,235
Banneker V Acquisition, Inc. (3) (4) (13)	Software & Tech Services	Revolver	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(3,068)	—
Banneker V Acquisition, Inc. (2) (13)	Software & Tech Services	Delayed Draw Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	1,024,233	1,012,076	1,024,233

Total Canadian 1st Lien/Senior Secured Debt						18,070,807	17,669,613

Total Canadian Corporate Debt						18,070,807	17,669,613

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value
U.S. Preferred Stock—2.02%
U .S. Preferred Stock - 2.02%
Ntiva Investments, LLC (MSP Global Holdings, Inc) (15)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$272,826	$234,701
Bowline Topco LLC ^^(15) (16)	LLC Units	Energy	08/09/2021	2,946,390	—	173,837
SBS Ultimate Holdings, LP (15)	Class A	Healthcare & HCIT	09/18/2020	217,710	861,878	266
Alphasense, Inc. (13) (15)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	474,027
Concerto Health AI Solutions, LLC (15) (16)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	351,172
Datarobot, Inc. (15)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	80,863
Datarobot, Inc. (15)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	364,025
Degreed, Inc. (15)	Series D	Software & Tech Services	04/30/2021	16,943	278,308	260,465
Degreed, Inc. (15)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	358,800
Heap, Inc. (15)	Series D	Software & Tech Services	11/24/2021	17,425	147,443	148,351
Heap, Inc. (15)	Series C	Software & Tech Services	05/21/2019	189,617	696,351	1,032,478
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (15)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,377,730
Netskope, Inc. (15)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	377,701
Phenom People, Inc. (15)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	444,061
Protoscale Rubrik, LLC (15)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	687,828
Swyft Parent Holdings LP (15) (16)	LP Interests	Software & Tech Services	02/07/2022	850,470	811,438	840,825
Symplr Software Intermediate Holdings, Inc. (15)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	1,901,763
Vectra AI, Inc (15)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	109,329

Total U.S. Preferred Stock					8,168,876	9,218,222

U.S. Common Stock - 1.71%
Global Radar Holdings, LLC (15) (16)	Earn Out	Business Services	11/08/2022	125	$—	$2,179
AEG Holding Company, Inc. (15)	Class A	Consumer Discretionary	11/20/2017	320	321,309	338,179
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (15)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	122,100
8x8, Inc. (13) (15) (17)	Common Units	Digital Infrastructure & Services		7,886	170,890	34,068
Avant Communications, LLC (15) (16)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	300,030
NEPCORE Parent Holdings, LLC (15)	Class A	Digital Infrastructure & Services	10/21/2021	95	95,249	74,585

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value

Nepcore Parent Holdings, LLC (Coretelligent Intermediate, LLC) (15)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	$332,454
Ntiva Investments, LLC (MSP Global Holdings, Inc) (15)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,111	52,571
Thrive Parent, LLC (15)	Class L	Digital Infrastructure & Services	01/22/2021	100,219	263,195	406,456
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (15)	Class B	Healthcare & HCIT	09/30/2021	34,492	34,492	38,533
American Outcomes Management, L.P. (15) (16)	Class A	Healthcare & HCIT	02/17/2022	290,393	290,393	515,299
Community Based Care Holdings, LP (15)	LP Interests	Healthcare & HCIT	01/03/2022	179	178,916	191,113
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (15)	Class A	Healthcare & HCIT	03/31/2022	86,555	86,555	81,204
Health Platform Group, Inc (15)	Earn Out	Healthcare & HCIT	10/31/2020	16,502	—	—
INH Group Holdings, Inc. (15)	Class A	Healthcare & HCIT	01/31/2019	484,552	484,552	6,249
RCFN Parent, LP (People’s Care) (15)	Class A	Healthcare & HCIT	06/18/2021	77	78,284	83,644
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (15)	LP Interests	Healthcare & HCIT	10/14/2021	590,203	590,203	830,544
Brightspot Holdco, LLC (15)	LLC Units	Software & Tech Services	11/16/2021	433,207	433,207	427,682
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (15)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	162,814
Human Security (15)	Common Shares	Software & Tech Services	07/29/2022	339,568	953,134	953,127
Moon Topco, L.P. (Radiant Logic, Inc.) (15)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	55,819
Mykaarma Acquisition LLC (15)	Class A	Software & Tech Services	03/21/2022	257,031	257,031	277,758
Ranger Lexipol Holdings, LLC (15)	Class B	Software & Tech Services	11/18/2021	433	—	175,219
Ranger Lexipol Holdings, LLC (15)	Class A	Software & Tech Services	11/18/2021	433	433,207	404,565
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (15)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	253,338
Samsara Networks, Inc. (13) (15) (17)	Class A	Software & Tech Services		33,451	369,998	415,796
Stripe, Inc. (15)	Class B	Software & Tech Services	05/17/2021	4,158	166,854	123,181
Swyft Parent Holdings LP (15) (16)	LP Interests	Software & Tech Services	02/07/2022	4,485	—	76,262
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (15)	LP Interests	Transport & Logistics	02/05/2021	193,770	120,614	471,569
REP RO Coinvest IV A Blocker (Road One) (15)	Class A	Transport & Logistics	12/28/2022	66,441,840	664,418	664,418

Total U.S. Common Stock					7,179,288	7,870,756

U.S. Warrants - 0.17%
SBS Ultimate Holdings, LP, expire 09/18/2030 (15)	Class A	Healthcare & HCIT	09/18/2020	17,419	—	—
Alphasense, Inc., expire 05/29/2027 (1 3 ) (15)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	480,369
Degreed, Inc., expire 04/11/2028 (1 5 )	Series D	Software & Tech Services	04/11/2021	7,624	—	17,163
Degreed, Inc., expire 05/31/2026 (1 5 )	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	109,950
Degreed, Inc., expire 08/18/2029 (1 5 )	Common Shares	Software & Tech Services	08/18/2022	9,374	—	45,483
ScyllaDB, Inc., expire 09/08/2032 (1 5 )	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	44,046
Vectra AI, Inc., expire 03/18/2031 (1 5 )	Series F	Software & Tech Services	03/18/2021	35,156	58,189	79,903

Total U.S. Warrants					184,077	776,914
United Kingdom Warrants - 0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (15)	Preferred Units	Software & Tech Services		8,832	159,859	217,181

Total United Kingdom Warrants					159,859	217,181

Portfolio Company	Class/Series	Shares	Cost	Fair Value

U.S. Investment Companies - 1.22%
Orangewood WWB Co-Invest, L.P. (15) (18)	LP Interests	829,314	$829,314	$829,314
ORCP III Triton Co-Investors, L.P. (15) (18)	LP Interests	341,592	98,394	420,500
AB Equity Investors, L.P. (15) (18)	LP Interests	984,786	984,786	1,307,429

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Class/Series			Shares	Cost	Fair Value
Falcon Co-Investment Partners, L.P. (15) (18)	LP Interests			812,734	812,734	$813,547
GHP E Aggregator, LLC (15) (18)	LLC Units			417,813	186,588	614,185
GHP SPV 2, L.P. (13) (15) (18)	LP Interests			244,920	244,920	230,225
Magenta Blocker Aggregator, LP (15) (18)	Class A			821,396	676,978	1,126,955
Palms Co-Investment Partners, L.P. (15) (18)	LP Interests			261,449	261,449	261,449

Total U.S. Investment Companies					4,095,163	5,603,604

TOTAL INVESTMENTS - 245.69% (19)					$1,146,231,264	$1,122,517,095

Portfolio Company		Industry		Shares	Cost	Fair Value
Cash Equivalents - 6.34%
U.S. Investment Companies - 6.34%
Blackrock T Fund I (17) (20)	Money Market	Money Market Portfolio	4.03% (21)	14,121,193	$14,121,193	$14,121,193
State Street Institutional US Government Money Market Fund (17) (20)	Money Market	Money Market Portfolio	4.12% (21)	14,850,792	14,850,792	14,850,792

Total U.S. Investment Companies					28,971,985	28,971,985

Total Cash Equivalents					28,971,985	28,971,985
LIABILITIES IN EXCESS OF OTHER ASSETS - (152.03%)						$(694,610,587)
NET ASSETS - 100.00%						$456,878,493

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

(5)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(6)	This investment has multiple reference rates or alternate base rates. The All-in interest rate shown is the weighted average interest rate in effect at March 31, 2023.
(7)	Saturn Borrower Inc. has been renamed to Stratus Networks, Inc. in 2022.
(8)	TA/WEG Holdings, LLC has been renamed to Wealth Enhancement Group, LLC in 2022.
(9)	MedMark Services, Inc. has been renamed to BAART Programs, Inc. in 2022.
(1 0 )	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(1 1 )	Millin Purchaser LLC. has been renamed to Medsuite Purchaser, LLC in 2022.
(12)	Cybergrants Holdings, LLC has been renamed to Bonterra LLC in 2022.
(13)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(14)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $17,633,209 or 3.86% of the Fund’s net assets. The initial acquisition dates have been included for such securities.

(15)	Non-income producing investment.
(16)	Position or portion thereof is held through a consolidated subsidiary.
(17)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(18)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
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
March 31, 2023
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
On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. As of March 31, 2023, the Fund had total Capital Commitments of $594,505,663, of which 17%
or $99,216,798 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
On July 30, 2020, February 11, 2021 and January 13, 2023, the Adviser established ABPCIC Funding II LLC (“ABPCIC Funding II”), ABPCIC Funding III LLC (“ABPCIC Funding III”) and ABPCIC Funding IV LLC (“ABPCIC Funding IV”), respectively, Delaware limited liability companies. ABPCIC Funding II, ABPCIC Funding III and ABPCIC Funding IV
are 100%
owned by the Fund and are consolidated in the Fund’s consolidated financial statements commencing from the date of their formation.
On January 5, 2023, the Adviser established ABPCIC Direct Lending Fund CLO XIII LTD (“CLO XIII”), a Delaware limited liability company. CLO VIII is
100% owned by the Fund

and is consolidated in the Fund’s consolidated financial statements commencing from the date of its
formation.
The Adviser has established certain consolidated subsidiaries that are subject to U.S. federal and state corporate level income taxes to hold certain equity or equity-like investments in portfolio companies.

3
0

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
Cash and Cash Equivalents
Cash consists of demand deposits and money market accounts. Cash is carried at cost, which approximates fair value. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Fund considers all highly liquid investments, with original maturities of less than ninety days and money market mutual funds as cash equivalents.
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

3
1

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
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2023, the Fund had certain investments held in four portfolio companies on non-accrual
status, which represented 1.89% and 1.00% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2022, the Fund had certain investments held in three portfolio companies on non-accrual
status, which represented 0.96% and 0.26% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value.
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

3
2

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
as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of March 31, 2023, and December 31, 2022, $0 and $0, respectively, of accrued excise taxes remained payable. For the three months ended March 31, 2023 and 2022, the Fund accrued income taxes of $17,301 and $308,827, respectively. As of March 31, 2023 and December 31, 2022, $1,321,219 and $1,303,918, respectively, of accrued income taxes remained payable.
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
Distributions
Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free
return of capital in the period and reduce the stockholder’s tax basis in its Shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in
capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible
expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend
date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by the Adviser. The Fund may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

3
3

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
On March 24, 2022, the Fund entered into the second amended and restated investment advisory agree
ment (the “Second Amended and Restated Advisory Agreement”), replacing the Amended and Restated Advisory Agreement pursuant to which effective March 24, 2022 the base management fee shall be calculated at an annual rate of 1.375%. On March 24, 2022, the Fund and the Adviser also entered into a fee waiver letter pursuant to which the Adviser has agreed to waive a portion of the management fee in excess of the base management fee calculated at the reduced annual rate of 1.375% for the period January 1, 2022 through March 24, 2022.
For the three months ended March 31, 2023, the Fund incurred a management fee of $3,938,904. For the three months ended March 31, 2022, the Fund incurred a management fee of $3,402,792, of which $283,566 was voluntarily waived by the Adviser. As of March 31, 2023, and December 31, 2022, $3,938,904 and $3,778,123, respectively, of accrued management fee remained payable.
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

3
4

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
For the three months ended March 31, 2023 and March 31, 2022, the Fund incurred income – based incentive fees of $2,754,604 and $1,931,939, respectively. As of March 31, 2023 and December 31, 2022, $2,754,604, and $2,534,935, respectively, of accrued income-based incentive fees remained payable.
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
While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three months ended March 31, 2023. For the three months ended
March 31, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $(546,733), which was not realized. As of March 31, 2023 and December 31, 2022, $0 and $0, respectively, of capital gains incentive fee remained payable.

3
5

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

3
6

Transfer Agency Agreement
On September 26, 2017, the Fund and Alliance Bernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.
For the three months ended March 31, 2023 and March 31, 2022, the Fund accrued $35,272 and $25,676, respectively, in transfer agent fees. As of March 31, 2023 and December 31, 2022, $35,272 and $34,224, respectively, of accrued transfer agent fees remained payable.
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

3
7

Affiliates
As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. The table below presents the Fund’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Three Months Ended March 31, 2023
Controlled Affiliates
Bowline Topco LLC	$173,837	$—	$—	$—	$—	$173,837	$—

	$173,837	$—	$—	$—	$—	$173,837	$—
For the Three Months Ended March 31, 2022
Controlled Affiliates
Bowline Energy, LLC	$3,501,384	$3,051	$(60,128)	$—	$(3,051)	$3,441,256	$65,388
Bowline Topco LLC	2,600,575	—	—	—	1,223,806	3,824,381	—

	$6,101,959	$3,051	$(60,128)	$—	$1,220,755	$7,265,637	$65,388

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

4. Borrowings
Credit Facilities
HSBC Credit Facility
On July 8, 2021, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent.” The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $
50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%.
Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2023, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

3
8

On June 10, 2022, the Fund entered into amendment no. 6 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment no. 6 (i) extended the maturity date of the 2021 HSBC Credit Facility from June 10, 2022 to June 9, 2023 and (ii) reduced the Fund’s sublimit commitment from $50,000,000 to $33,000,000.
On November 10, 2022, the Fund entered into amendment no. 7 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment no. 7 (i) temporarily increased the 2021 HSBC Credit Facility’s maximum commitment from $135,000,000 to $200,000,000 until March 31, 2023 (the “Temporary Increase Maturity Date”) and (ii) temporarily increased the Fund’s sublimit commitment from $33,000,000 to $50,000,000 until the Temporary Increase Maturity Date.
On March 30, 2023, the Fund entered into amendment no. 8 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment no. 8 extended the
Temporary
Increase Maturity Date from March 31, 2023 until June 9, 2023.
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
The Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the
Synovus Credit Facility bear interest based on an annual adjusted SOFR for the relevant interest period, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) October 15, 2025 (or such later date mutually agreed to by ABPCIC Funding II and Synovus) or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the 1940 Act.

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
All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket
expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2023, the Fund is in compliance with these covenants.
Natixis Credit Facility
On March 24, 2021, ABPCIC Funding III entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the 2021 HSBC Credit Facility and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank, as collateral agent (in such capacity, the “Natixis Collateral Agent”), collateral administrator (in such capacity, the “Natixis Collateral Administrator”) and custodian (in such capacity, the “Natixis Custodian”). In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding III, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent, the Natixis Collateral Administrator and the Natixis Custodian, (ii) the account control agreement (the “Natixis Account Control Agreement”) among ABPCIC Funding III, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “Natixis Securities Intermediary”), (iii) the collateral management agreement (the “Natixis Collateral Management Agreement”), between ABPCIC Funding III and the Adviser, as collateral manager (in such capacity, the “Natixis Collateral Manager”), (iv) the collateral administration agreement (the “Natixis Collateral Administration Agreement”), among ABPCIC Funding III, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement between ABPCIC Funding III and the Fund.
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
The Natixis Credit Facility provides for borrowings in an aggregate amount up to $300,000,000. Borrowings under the Natixis Credit Agreement will bear interest based on an annual adjusted SOFR for the relevant interest period plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i)
 maturity date
 March 24, 2031 (or such later date mutually agreed to by ABPCIC Funding III and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under the Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.
Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding III. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. The Natixis Collateral Manager will not receive a fee for these services so long as the Adviser or an affiliate thereof continues providing such services. ABPCIC Funding III will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding III has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2023, the Fund is in compliance with these covenants.

4
0

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
The reinvestment period of ABPCIC Funding III has expired on March 24, 2023. On May 3, 2023, CLO XIII completed a $
395,000,000
term debt securitization. ABPCIC Funding III merged with CLO XIII as part of the transaction closing.
The Fund’s outstanding borrowings through the Revolving Credit Facilities as of March 31, 2023 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$28,000,000	$22,000,000	$28,000,000
Synovus	200,000,000	192,000,000	8,000,000	192,000,000
Natixis	300,000,000	300,000,000	—	300,000,000

Total	$550,000,000	$520,000,000	$30,000,000	$520,000,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2022 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$—	$50,000,000	$—
Synovus	200,000,000	180,000,000	20,000,000	180,000,000
Natixis	300,000,000	268,000,000	32,000,000	268,000,000

Total	$550,000,000	$448,000,000	$102,000,000	$448,000,000

As of March 31, 2023 and December 31, 2022, deferred financing costs were $546,904 and $1,146,619, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.
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

4
1

The CLO Transaction was executed through a private placement and the notes offered (the “Notes”) that remain outstanding as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,415,995
Class A-1-L Senior Secured Floating Rate Note (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,665,817
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,866,327
Class A-2-R Senior Secured Deferrable Floating Rate (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,306,196
Class B-R Senior Secured Deferrable Floating Rate (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $396,378 and $1,099,287, respectively, as of March 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2022
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,345,789
Class A-1-L Senior Secured Floating Rate Note (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,626,138
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,850,455
Class A-2-R Senior Secured Deferrable Floating Rate (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,283,185
Class B-R Senior Secured Deferrable Floating Rate (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
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
The Adviser serves as collateral manager to the Issuer pursuant to a collateral management agreement between the Adviser and the Issuer (the “CLO Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO Collateral Management Agreement. For the three months ended March 31, 2023, the Fund did not incur any collateral management fees. For the three months ended March 31, 2022, the Fund incurred collateral management fees of $456,498, which was voluntarily waived by the Adviser. Pursuant to a new CLO notes issuance, a collateral management fee is no longer charged as long as the Adviser serves as a collateral manager.

4
2

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
Secured Borrowings outstanding as of March 31, 2023, were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Coupa Software Incorporated	2/28/2023	25 days or less from trade date	2.34	$8,768,765

				$8,768,765

Secured Borrowings outstanding as of December 31, 2022, were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	12/22/2022	90 days or less from trade date	2.27	$5,917,275

				$5,917,275

As of March 31, 2023 and December 31, 2022 total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Revolving Credit Facilities, Notes, and Secured Borrowings were $774,023,100 and $699,022,842, respectively.
Interest Expense on Borrowings
For the three months ended March 31, 2023 and March 31, 2022, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended
	March 31, 2023	March 31, 2022
Interest and borrowing expenses	$12,921,645	$3,844,607
Commitment fees	86,532	131,416
Amortization of discount, debt issuance and deferred financing costs	773,483	1,164,762

Total	$13,781,660	$5,140,785

Weighted average interest rate (1)	7.23%	2.65%
Average outstanding balance	$724,943,300	$587,636,262

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.
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
The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety. For this purpose, the significance of an input is assessed against the fair value measurement in its entirety. If a fair value measurement uses observable inputs that require significant adjustment based on unobservable inputs, that measurement is a Level 3 measurement. If a fair value measurement uses price data vendors or observable market price quotations, that measurement is usually a Level 2 measurement. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

4
3

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
The following tables summarize the valuation of the Fund’s investments as of March 31, 2023:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$54,630,117	$—	$—	$54,630,117

Total Cash Equivalents	$54,630,117	$—	$—	$54,630,117

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,143,781,007	$1,143,781,007
2nd Lien/Junior Secured Debt	—	—	10,500,557	10,500,557
Preferred Stock	—	—	9,410,941	9,410,941
Common Stock	692,539	—	8,144,940	8,837,479
Warrants	—	—	1,096,701	1,096,701

Total	$692,539	$—	$1,172,934,146	$1,173,626,685

Investments valued at NAV as a practical expedient #				5,716,977

Total assets #				$1,179,343,662

*	See consolidated schedule of investments for industry classifications.
The following table summarizes the valuation of the Fund’s investments as of December 31, 2022:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$28,971,985	$—	$—	$28,971,985

Total Cash Equivalents	$28,971,985	$—	$—	$28,971,985

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,088,190,382	$1,088,190,382
2nd Lien/Junior Secured Debt	—	—	10,640,036	10,640,036
Preferred Stock	—	—	9,218,222	9,218,222
Common Stock	449,864	—	7,420,892	7,870,756
Warrants	—	—	994,095	994,095

Total	$449,864	$—	$1,116,463,627	$1,116,913,491

Investments valued at NAV as a practical expedient #				5,603,604

Total assets #				$1,122,517,095

*	See consolidated schedule of investments for industry classifications.
#
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

4
4

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2023:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2023	$1,088,190,382	$10,640,036	$9,218,222	$7,420,892	$994,095	$1,116,463,627
Purchases (including PIK)	64,396,126	—	—	725,512	—	65,121,638
Sales and principal payments	(14,144,514)	—	(53,047)	(36,769)	—	(14,234,330)
Realized Gain (Loss)	—	—	—	5,453	—	5,453
Net Amortization of Premium/Discount	1,378,704	5,668	—	—	—	1,384,372
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	3,960,309	(145,147)	245,766	29,852	102,606	4,193,386

Balance as of March 31, 2023	$1,143,781,007	$10,500,557	$9,410,941	$8,144,940	$1,096,701	$1,172,934,146

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$4,080,070	$(145,148)	$246,034	$32,030	$102,606	$4,315,592
For the three months ended March 31, 2023, there were no transfers into or out of Level 3.
The following is a reconciliation of Level 3 assets for the year ended December 31, 2022:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2022	$859,412,243	$10,677,299	$12,563,914	$4,695,735	$1,111,543	$888,460,734
Purchases (including PIK)	447,434,086	220,045	2,396,024	2,683,623	43,880	452,777,658
Sales and principal payments	(196,946,622)	—	(8,919,847)	(159,711)	(299,962)	(206,326,142)
Realized Gain (Loss)	(19,544)	—	5,415,842	(46)	275,999	5,672,251
Net Amortization of Premium/Discount	6,629,933	21,713	—	—	—	6,651,646
Transfers In	—	—	—	426,294	—	426,294
Transfers Out	—	—	—	(802,902)	—	(802,902)
Net Change in Unrealized Appreciation (Depreciation)	(28,319,714)	(279,021)	(2,237,711)	577,899	(137,365)	(30,395,912)

Balance as of December 31, 2022	$1,088,190,382	$10,640,036	$9,218,222	$7,420,892	$994,095	$1,116,463,627

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(25,834,883)	$(279,021)	$(2,018,945)	$577,899	$89,851	$(27,465,099)

4
5

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
The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2023 and December 31, 2022, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2023	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	1,112,170,580	Market Yield Analysis	Market Yield	9.5% - 24.5% (11.7%)	Decrease
	4,877,395	Market Approach	EBITDA Multiple	4.6x - 15.8x (15.7x)	Increase
	11,721,487	Market Approach	Revenue Multiple	0.5x - 0.6x (0.6x)	Increase
	30,307	Liquidation Value	Asset Value	N/A	Increase
	14,981,238	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,500,557	Market Yield Analysis	Market Yield	13.8% - 16.1% (14.4%)	Decrease
Common Stock	4,128,934	Market Approach	EBITDA Multiple	8.3x - 30.0x (14.0x)	Increase
	971,159	Market Approach	Revenue Multiple	0.8x - 36.1x (9.7x)	Increase
	337,007	Market Approach	Network Cashflow Multiple	31.0x	Increase
	417,885	Market Approach	Dividend Yield	14.3%	Decrease
	2,289,955	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	4,710,061	Market Approach	Revenue Multiple	0.5x - 11.0x (8.0x)	Increase
	4,527,043	Market Yield Analysis	Dividend Yield	12.5% - 18.9% (16.2%)	Decrease
	173,837	Expected Repayment	Redemption Price	N/A	N/A
Warrants	1,096,701	Market Approach	Revenue Multiple	0.5x - 8.5x (7.9x)	Increase
Total Assets	1,172,934,146

(1)	Weighted averages are calculated based on fair value of investments.

4
6

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	1,017,673,836	Market Yield Analysis	Market Yield	9.1% - 24.5% (11.5%)	Decrease
	3,196,797	Market Approach	EBITDA Multiple	4.6x - 10.0x (9.9x)	Increase
	2,625,128	Market Approach	Revenue Multiple	0.5x	Increase
	255,988	Liquidition Value	Asset Value	N/A	Increase
	64,438,633	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,640,036	Market Yield Analysis	Market Yield	13.7% - 14.6% (14.3%)	Decrease
Common Stock	4,066,465	Market Approach	EBITDA Multiple	8.0x - 30.0x (13.5x)	Increase
	997,684	Market Approach	Revenue Multiple	0.8x - 36.1x (10.8x)	Increase
	332,454	Market Approach	Network Cashflow Multiple	33.0x	Increase
	404,565	Market Approach	Dividend Yield	14.3%	Decrease
	1,619,724	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	4,689,366	Market Approach	Revenue Multiple	0.5x - 12.0x (8.2x)	Increase
	4,355,019	Market Yield Analysis	Dividend Yield	12.5% - 17.5% (15.6%)	Decrease
	173,837	Expected Repayment	Redemption Price	N/A	N/A
Warrants	994,095	Market Approach	Revenue Multiple	0.5x - 8.5x (8.2x)	Increase
Total Assets	1,116,463,627

(1)	Weighted averages are calculated based on fair value of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2023 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note	$97,415,995	$96,285,000	$—	$—	$96,285,000
Class A-1-L Senior Secured Floating Rate Note	74,665,817	73,500,000	—	—	73,500,000
Class A-1-F Senior Secured Fixed Rate Note	29,866,327	28,725,000	—	—	28,725,000
Class A-2-R Senior Secured Deferrable Floating Rate	43,306,196	41,433,750	—	—	41,433,750

Total	$245,254,335	$239,943,750	$—	$—	$239,943,750

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $396,378 and $1,099,287 as of March 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

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

4
7

The Revolving Credit Facilities and Secured Borrowings are recorded at carrying value, which approximates fair value.
6. Comm
itmen
ts & Contingencies
Commitments
The Fund may enter into commitments to fund investments. As of March 31, 2023 and December 31, 2022 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2023 and December 31, 2022:

			03/31/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt 5 Bars, LLC	Delayed Draw Term Loan	02/28/2023	—	—	2,845,273	(7,113)
5 Bars, LLC	Revolver	09/27/2024	—	—	646,653	(1,617)
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	2,344,916	(70,347)	3,689,335	(119,903)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(27,555)	787,273	(31,491)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	414,764	—	414,764	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(16,221)	648,837	(21,087)
Admiral Buyer, Inc	Delayed Draw Term Loan	05/06/2024	1,576,961	—	1,576,961	(15,770)
Admiral Buyer, Inc	Revolver	05/08/2028	563,200	(4,224)	563,200	(11,264)
AEG Holding Company, Inc.	Revolver	11/20/2023	670,119	—	670,119	—
Airwavz Solutions, Inc	Delayed Draw Term Loan	03/31/2024	1,958,219	(24,478)	3,263,699	(40,796)
Airwavz Solutions, Inc	Revolver	03/31/2027	652,740	(11,423)	652,740	(13,055)
American Physician Partners, LLC	Revolver	02/15/2023	—	—	97,681	(14,896)
American Physician Partners, LLC	Delayed Draw Term Loan	02/15/2023	—	—	421,339	(8,427)
AMI US Holdings, Inc.	Revolver	04/01/2024	1,094,605	—	1,094,605	—
Analogic Corporation	Revolver	06/22/2023	61,111	(1,375)	24,444	(856)
AOM Acquisition, LLC.	Revolver	02/18/2027	1,218,605	(6,093)	1,218,605	(9,140)
Avalara, Inc.	Revolver	10/19/2028	1,065,375	(23,971)	1,065,375	(26,634)
Avant Communications, LLC	Revolver	11/30/2026	566,910	—	566,910	—
Avetta, LLC	Revolver	04/10/2024	494,396	(3,708)	494,396	(2,472)
BAART Programs, Inc.	Delayed Draw Term Loan	06/11/2023	—	—	2,750,974	(130,671)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	896,683	(22,417)	259,300	—
Bonterra, LLC	Delayed Draw Term Loan	09/08/2023	2,746,215	(48,059)	2,746,215	(68,655)
Bonterra, LLC	Revolver	09/08/2027	18,521	(463)	723,392	(23,510)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	1,869,709	(32,720)	2,108,716	(57,990)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(17,494)	777,494	(29,156)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(15,307)	680,292	(20,409)

4
8

BSI2 Hold Nettle, LLC	Revolver	06/30/2028	588,922	(8,834)	588,922	(10,306)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	1,816,606	(40,874)	1,816,606	(45,415)
BV EMS Buyer, Inc.	Delayed Draw Term Loan	03/21/2024	1,706,075	(46,917)	2,765,018	(96,776)
Cerifi, LLC	Revolver	04/01/2027	1,107,792	(16,617)	1,107,792	(33,234)
Certify, Inc	Revolver	02/28/2024	119,907	(600)	119,907	(899)
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2023	1,320,427	(85,828)	1,320,427	(52,817)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	05/10/2024	1,656,288	(49,689)	1,656,288	(62,111)
Coding Solutions Acquisition, Inc	Revolver	05/11/2028	556,752	(22,270)	636,288	(30,224)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	109,272	(4,098)	109,272	(4,371)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	03/29/2024	2,912,094	(80,083)	2,912,094	(87,363)
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	604,669	(22,675)	863,813	(34,553)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2024	834,415	(18,774)	834,415	(27,118)
Community Brands Parentco, LLC	Revolver	02/24/2028	417,208	(13,559)	417,208	(17,731)
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	1,870,703	(32,737)	1,870,703	(46,768)
Coretelligent Intermediate LLC	Revolver	10/21/2027	1,171,440	(23,429)	1,139,779	(31,344)
Coupa Holdings,LLC	Delayed Draw Term Loan	08/27/2024	948,020	(11,850)	—	—
Coupa Holdings,LLC	Revolver	02/27/2029	725,890	(18,147)	—	—
Datacor, Inc.	Delayed Draw Term Loan	03/31/2024	1,431,722	(14,317)	1,431,722	(7,159)
Datacor, Inc.	Revolver	12/29/2025	643,849	(12,877)	643,849	(9,658)
Degreed, Inc.	Delayed Draw Term Loan	08/18/2023	1,391,394	(31,306)	1,391,394	(34,785)
Degreed, Inc.	Delayed Draw Term Loan	08/18/2024	1,321,674	(23,129)	1,321,674	(26,433)
Degreed, Inc.	Revolver	05/29/2026	417,813	(11,490)	417,813	(12,534)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2023	355,591	(64,006)	619,031	(221,304)
Dispatch Track, LLC	Revolver	12/17/2026	301,930	(2,264)	301,930	(3,019)
EET Buyer, Inc.	Revolver	11/08/2027	690,794	(15,543)	690,794	(13,816)
Engage2Excel, Inc.	Revolver	03/07/2023	—	—	31,409	(864)
EvolveIP, LLC	Revolver	06/07/2025	406,256	(17,266)	418,538	(11,510)
Exterro, Inc.	Revolver	05/31/2024	738,562	—	247,500	(1,238)
Faithlife, LLC	Revolver	09/18/2025	279,053	—	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	—	—	1,609,623	(8,048)
Firstdigital Communications LLC	Revolver	12/17/2026	1,174,177	(46,967)	1,174,177	(49,903)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	04/14/2024	1,278,703	(67,132)	1,278,703	(19,181)
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	(57,093)	610,625	(10,686)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	412,270	—	412,270	(4,123)
Fusion Holding Corp	Revolver	09/15/2027	1,379,193	(31,032)	1,379,193	(34,480)
Fusion Risk Management Inc	Revolver	08/30/2028	852,848	(25,585)	852,848	(29,850)
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2023	39,209	(882)	39,209	(1,274)

Galway Borrower, LLC	Revolver	09/30/2027	212,272	(6,899)	270,410	(11,492)
GHA Buyer, Inc.	Revolver	06/24/2026	951,077	(40,421)	951,077	(40,421)
Greenhouse Software, Inc.	Revolver	09/01/2028	887,221	(15,526)	1,232,251	(30,806)
Greenhouse Software, Inc.	Revolver	09/01/2028	435,239	(7,617)	604,499	(15,112)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	05/30/2025	5,519,363	—	6,702,083	(50,266)
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	09/16/2024	1,586,009	(27,755)	1,586,009	(35,685)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	456,698	(14,843)	456,698	(18,268)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/22/2023	1,194,398	(8,958)	1,918,951	(23,987)
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/16/2023	889,740	—	889,740	(2,224)
Honor HN Buyer, Inc	Delayed Draw Term Loan	08/26/2024	2,437,025	—	2,437,025	—
Honor HN Buyer, Inc	Revolver	10/15/2027	304,093	—	304,093	(2,281)
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2023	3,436,155	—	3,436,155	(25,771)
Iodine Software, LLC	Revolver	05/19/2027	1,089,030	(13,613)	1,089,030	(21,781)
Kaseya Inc.	Delayed Draw Term Loan	06/24/2024	636,776	(12,736)	636,776	(19,103)
Kaseya Inc.	Revolver	06/25/2029	636,776	(17,511)	636,776	(23,879)
Mathnasium LLC	Revolver	11/15/2027	565,781	(9,901)	565,781	(12,730)
Mavenlink, Inc.	Revolver	06/03/2027	1,073,889	(21,478)	1,431,852	(39,376)
MBS Holdings, Inc.	Revolver	04/16/2027	974,169	(34,096)	974,169	(38,967)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(20,643)	1,376,227	(30,965)
Medical Management Resource Group, LLC	Revolver	09/30/2026	189,849	(6,645)	316,415	(11,866)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	10/23/2023	7,144,203	—	7,144,203	—
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(3,402)	680,400	(5,103)
Metametrics, Inc.	Revolver	09/10/2025	651,183	—	520,946	(6,512)
MMP Intermediate, LLC	Revolver	02/15/2027	552,880	(16,586)	552,880	(19,351)
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	(5,819)	1,163,793	(2,909)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	—	—	2,828,188	(113,128)
MSM Acquisitions, Inc.	Revolver	12/09/2026	456,329	(18,253)	655,399	(29,493)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	01/24/2024	592,150	(11,843)	592,150	(20,725)
MSP Global Holdings, Inc.	Revolver	01/25/2027	845,929	(16,919)	845,929	(29,608)
Mykaarma Acquisition LLC	Revolver	03/21/2028	593,215	(10,381)	593,215	(16,313)
Navigate360, LLC	Revolver	03/17/2027	—	—	604,235	(12,085)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	06/10/2024	2,938,257	(14,691)	2,973,121	(22,298)
Netwrix Corporation And Concept Searching Inc.	Revolver	06/11/2029	581,066	(4,358)	774,755	(7,748)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	—	458,721	(1,147)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	(1,542)	616,682	(1,542)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/15/2023	—	—	161,112	(7,250)

5
0

Ping Identity Corporation	Revolver	10/17/2028	1,203,344	(27,075)	1,203,344	(30,084)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	606,828	(18,205)	798,862	(25,963)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	337,980	(4,225)	384,068	(4,801)
Pinnacle Treatment Centers, Inc.	Revolver	01/02/2026	161,125	(3,625)	292,954	(6,591)
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	07/15/2024	2,720,672	(20,405)	2,720,672	(30,472)
Race Finco LLC	Delayed Draw Term Loan	01/09/2025	3,658,788	(54,882)	—	—
Race Finco LLC	Revolver	01/09/2028	609,798	(18,294)	—	—
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	(26,983)	1,199,232	(29,981)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	04/15/2024	3,665,540	(54,983)	3,665,540	(91,638)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(8,831)	588,705	(14,718)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/01/2027	486,706	(12,168)	486,706	(15,818)
RSC Acquisition, Inc.	Delayed Draw Term Loan	05/31/2024	3,332,682	(74,985)	4,995,303	(162,347)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	09/16/2024	1,633,575	(8,168)	2,840,999	(35,512)
Sako and Partners Lower Holdings LLC	Revolver	09/15/2028	905,569	(15,847)	905,569	(24,903)
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)	269,006	(10,088)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	06/28/2024	1,077,728	(21,555)	1,177,845	(26,502)
Sandstone Care Holdings, LLC	Revolver	06/28/2028	630,147	(18,904)	588,923	(19,140)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/09/2024	2,367,499	(29,594)	2,367,499	(35,512)
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(28,841)	1,281,821	(32,046)
Saviynt, Inc.	Delayed Draw Term Loan	12/22/2024	6,097,981	(137,205)	6,097,981	(152,450)
Saviynt, Inc.	Revolver	12/22/2027	609,798	(13,720)	609,798	(15,245)
SCA Buyer, LLC	Revolver	01/20/2026	257,540	(12,877)	257,540	(10,302)
ScyllaDB, Inc.	Delayed Draw Term Loan	03/08/2024	660,837	(4,956)	660,837	(8,260)
ScyllaDB, Inc.	Revolver	09/08/2027	264,335	(3,304)	264,335	(4,626)
Securonix, Inc.	Revolver	04/05/2028	1,538,337	(80,763)	1,538,337	(69,225)
Single Digits, Inc.	Revolver	12/21/2023	416,149	(59,301)	416,149	(63,463)
Sirsi Corporation	Revolver	03/15/2024	553,741	(1,384)	553,741	(2,769)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,950	(26,234)	1,165,950	(37,893)
Smartlinx Solutions, LLC	Revolver	03/04/2026	—	—	389,613	(11,688)
Smile Brands, Inc.	Revolver	10/12/2025	—	—	166,783	(12,926)
Smile Brands, Inc.	Revolver		16,987	(1,401)	—	—
Soladoc, LLC	Delayed Draw Term Loan	06/10/2024	2,355,690	(53,003)	2,355,690	(53,003)
Soladoc, LLC	Revolver	06/12/2028	588,922	(19,140)	588,922	(19,140)
Spark DSO LLC	Revolver	04/20/2026	856,964	(32,136)	1,105,760	(38,702)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2023	3,102,306	(23,267)	3,630,358	(54,455)
Stratus Networks, Inc.	Revolver	12/15/2027	198,019	(3,465)	13,201	(330)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	(3,878)	310,244	(4,654)
Sundance Group Holdings, Inc.	Revolver	07/02/2027	1,277,011	(28,733)	1,418,901	(39,020)

5
1

Swiftpage, Inc.	Revolver	06/13/2023	225,317	(2,253)	225,317	(9,576)
Syntax Systems Ltd	Delayed Draw Term Loan	10/30/2023	2,434,137	(109,536)	2,434,137	(121,707)
Syntax Systems Ltd	Revolver	10/29/2026	324,552	(14,605)	324,552	(16,228)
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/25/2023	1,056,104	(81,848)	1,056,104	(84,488)
TBG Food Acquisition Corp	Revolver	12/25/2027	264,026	(20,462)	264,026	(21,122)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(8,723)	290,770	(7,996)
Telesoft Holdings, LLC	Revolver	12/16/2025	537,180	(9,401)	547,128	(12,310)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	03/31/2024	1,253,266	(15,666)	1,253,266	(18,799)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	138,106	(2,762)	138,106	(3,453)
Thrive Buyer, Inc.	Revolver	01/22/2027	739,815	(7,398)	961,759	(14,426)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	3,080,902	(46,214)	3,080,902	(46,214)
TRGRP, Inc.	Revolver	11/01/2023	242,779	—	333,333	—
Unanet, Inc.	Delayed Draw Term Loan	12/09/2024	3,790,435	(18,952)	3,790,435	(37,904)
Unanet, Inc.	Revolver	12/08/2028	1,263,478	(18,952)	1,263,478	(25,270)
Ungerboeck Systems International, LLC	Delayed Draw Term Loan	08/02/2023	204,574	(3,069)	204,574	(2,046)
Ungerboeck Systems International, LLC	Revolver	04/30/2027	180,451	(3,609)	229,387	(4,588)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/09/2023	—	—	279,947	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	—	—	1,163,793	(34,914)
Vectra AI, Inc.	Revolver	03/18/2026	232,759	(4,655)	232,759	(6,983)
Vehlo Purchaser, LLC	Revolver	05/24/2028	—	—	1,239,037	(18,586)
Velocity Purchaser Corporation	Revolver	12/01/2023	193,237	—	193,237	(483)
Veracross LLC	Delayed Draw Term Loan	12/28/2023	267,013	(6,008)	1,668,830	(37,549)
Veracross LLC	Revolver	12/28/2027	1,112,553	(25,032)	1,112,554	(36,158)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	05/02/2024	527,263	(7,909)	718,075	(10,771)
Wealth Enhancement Group, LLC	Revolver	10/04/2027	457,366	(8,004)	457,366	(8,004)
West Dermatology	Delayed Draw Term Loan	06/17/2024	3,731,767	(354,518)	3,731,767	(522,447)
West Dermatology	Revolver	03/17/2028	1,243,922	(130,612)	1,243,922	(186,588)
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2024	3,333,525	—	3,333,525	(33,335)
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	(13,726)	1,372,628	(27,453)

Total			$171,537,939	$(3,483,621)	$193,536,127	$(5,029,664)

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

5
2

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
On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed
basis upon the issuance of a capital draw-down notice. At March 31, 2023 the Fund had total Capital Commitments of $594,505,663, of which 17%
or $99,216,798
is unfunded. At December 31, 2022, the Fund had total Capital Commitments of $572,772,226, of which 14%
or $77,483,361
was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.
Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.
The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
Quarter Ended	Shares	Amount	Shares	Amount
March 31	—	—	3,095,246	$30,684,000

Total capital drawdowns	—	—	3,095,246	$30,684,000

Distributions
The following tables reflect the distributions declared on Shares during the three months ended March 31, 2023 and March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2023	3/29/2023	4/25/2023	$0.10	$5,139,617

				$5,139,617

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2022	3/29/2022	4/28/2022	$0.25	$9,709,845

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
The following tables summarize Shares distributed pursuant to the DRIP during the three months ended March 31, 2023 and March 31, 2022 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2023	3/29/2023	3/31/2023	294,604	$2,740,870

			294,604	$2,740,870

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2022	3/29/2022	3/31/2022	526,163	$5,101,704

			526,163	$5,101,704

5
3

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
The following table summarizes share repurchases completed during the three months ended March 31, 2023:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 24, 2023	1,215,454	627,518	$5,837,993	52%	$9.30
The following table summarizes share repurchases completed during the three months ended
March
 31, 2022:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 25, 2022	795,164	420,864	$4,081,370	53%	$9.70
8. Earnings Per Share
The following information sets forth the computation of basic and diluted earnings per Share for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31,
	2023	2022
Net increase (decrease) in net assets from operations	$15,548,588	$5,511,700
Weighted average common shares outstanding	50,224,389	36,411,259
Earnings per common share-basic and diluted	$0.31	$0.15

5
4

9. Financial Highlights
Below is the schedule of financial highlights of the Fund for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Per Share Data: (1)(2)
Net asset value, beginning of period	$9.10	$9.80
Net investment income (loss)	0.22	0.23
Net realized and unrealized gains (losses) on investments	0.08	(0.08)

Net increase (decrease) in net assets resulting from operations	0.30	0.15

Distributions to stockholders (3)	(0.10)	(0.25)

Net asset value, end of period	$9.30	$9.70
Shares outstanding, end of period	49,895,174	38,544,494
Total return at net asset value before incentive fees (4)(5)	4.01%	1.95%
Total return at net asset value after incentive fees (4)(5)	3.41%	1.57%

Ratio/Supplemental Data: (2)
Net assets, end of period	$464,155,955	$373,766,108
Ratio of total expenses to weighted average net assets (6)	17.00%	11.81%
Ratio of net expenses to weighted average net assets (6)	17.00%	11.17	% (7)
Ratio of net investment income (loss) before waivers to weighted average net assets (6)	11.92%	10.37%
Ratio of net investment income (loss) after waivers to weighted average net assets (6)	11.92%	11.01	% (7)
Ratio of interest and credit facility expenses to weighted average net assets (6)	12.14%	5.79%
Ratio of incentive fees to weighted average net assets (5)	0.60%	0.38%
Portfolio turnover rate (5)	1.23%	3.26%
Asset coverage ratio (8)	160%	160%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)
For the three months ended March 31, 2022, the Adviser voluntarily waived a portion of their management fees, incentive fees, and collateral management fees. Additionally, the Adviser also reimbursed the Fund for operating expenses exceeding the percentage limit as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of
 0.51%
for the three months ended March 31, 2023 and March 31, 2022, respectively.

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
On April 20, 2023 the Fund called capital of $28,517,409 from its investors due May 1, 2023.
On April 21, 2023, ABPCIC Funding IV entered into a revolving credit facility with Natixis Bank, Specialty Finance Division, as facility agent, and U.S. Bank, as collateral agent, collateral custodian and securities intermediary. The revolving credit facility provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the revolving credit facility will bear interest based on an annual adjusted SOFR for the relevant interest period or the applicable replacement thereto provided, plus an applicable spread. Borrowings under the revolving credit facility will be secured by all of the assets held by ABPCIC Funding IV.
On May 3, 2023 CLO XIII LLC completed a $395,000,000 debt securitization. CLO XIII LLC issued notes listed below among the issuer and U.S Bank National Association, as trustee.

Note	Type	Principal Amount	Interest Rate
Class A	Senior Secured Floating Rate	$228,000,000	S + 2.60%
Class B	Senior Secured Floating Rate	$36,000,000	S + 3.65%
Class C	Senior Secured Floating Rate	$36,000,000	S + 4.55%
Class D	Senior Secured Floating Rate	$28,000,000	S + 6.90%
Subordinated Notes		$67,000,000	N/A

		$395,000,000
The
CLO XIII indenture provides that the holders of the CLO XIII Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year, commencing in October 2023. The CLO XIII Notes will mature on April 27, 2035.

5
5

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

The Private Offering

The Fund enters into separate subscription agreements (each, a “Subscription Agreement,” and collectively, the “Subscription Agreements”) with investors providing for the private placement of its common stock (the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act (such offering, the “Private Offering”). Each investor makes a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a Subscription Agreement. Investors are required to make capital contributions (“Capital Contributions”) to purchase Shares each time the Fund delivers a capital call notice, which is issued based on the Fund’s anticipated investment activities and capital needs, delivered at least 10 business days prior to the required funding date, provided that investors may fund such requirements sooner than the deadline as agreed between the Fund and the investor. Generally, purchases of Shares are made pro rata in accordance with each investor’s Capital Commitment, in an amount not to exceed each investor’s remaining capital commitment (“Remaining Commitment”), at a per Share price equal to the net asset value per Share subject to any adjustments. Pursuant to the Private Offering, the Fund’s initial closing occurred on September 29, 2017.

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

Expenses

Under the Second Amended and Restated Advisory Agreement, the Fund’s primary operating expenses will include the payment of fees to the Adviser, the Fund’s allocable portion of overhead expenses under the Expense Reimbursement Agreement and other operating costs described below. The Fund bears all other out-of-pocket costs and expenses of the Fund’s operations and transactions, including those relating to:

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

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
Investments in Portfolio Companies	$(38,018,534	)(1)	$(74,262,180	)(2)
Draw Downs against Revolvers and Delayed Draw Term Loans	(23,529,051)		(13,964,576)
Principal Repayments	14,186,764	(3)	27,485,721	(4)
Sales	—		2,387,617

Net Repayments (Investments)	$(47,360,821)		$(58,353,418)

(1)	Includes investments in 18 portfolio companies.
(2)	Includes investments in 22 portfolio companies.
(3)	Includes $3,416,988 in revolver and delayed draw term paydowns.
(4)	Includes $1,699,247 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2023:

	As of March 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,167,297,958	92.36%	$1,143,781,007	91.89%	10.68%
Second Lien Junior Secured Debt	10,782,027	0.85	10,500,557	0.84	13.07%
Preferred Stock	8,115,829	0.64	9,410,941	0.76	—
Common Stock	7,873,484	0.62	8,837,479	0.71	—
Investment Companies	4,122,185	0.33	5,716,977	0.46	—
Warrants	343,936	0.03	1,096,701	0.09	—
Cash and cash equivalents	65,352,472	5.17	65,352,472	5.25	—

Total	$1,263,887,891	100%	$1,244,696,134	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,115,667,642	93.36%	$1,088,190,382	92.90%	10.44%
Second Lien Junior Secured Debt	10,776,359	0.90	10,640,036	0.91	12.76%
Preferred Stock	8,168,876	0.69	9,218,222	0.79	—
Common Stock	7,179,288	0.60	7,870,756	0.67	—
Investment Companies	4,095,163	0.34	5,603,604	0.48	—
Warrants	343,936	0.03	994,095	0.08	—
Cash and cash equivalents	48,785,985	4.08	48,785,985	4.17	—

Total	$1,195,017,249	100%	$1,171,303,080	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Number of portfolio companies	189	179
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of March 31, 2023:

	As of March 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,155,486,702	98.08%	$1,142,496,483	98.98%
Non-accrual	22,593,283	1.92	11,785,081	1.02

Total	$1,178,079,985	100%	$1,154,281,564	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,115,420,688	99.02%	$1,095,916,015	99.73%
Non-accrual	11,023,313	0.98	2,914,403	0.27

Total	$1,126,444,001	100%	$1,098,830,418	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of March 31, 2023 the Fund had thirteen investments, across four issuers, that were on non-accrual status. As of December 31, 2022, the Fund had seven investments, with three issuers that were on non-accrual status.

The following table shows the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of March 31, 2023 and December 31, 2022 (with corresponding percentage of total portfolio investments):

	As of March 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$87,571,311	7.31%	$87,431,404	7.42%
Consumer Discretionary	9,098,474	0.76	9,116,515	0.77
Consumer Non-Cyclical	52,028,608	4.34	50,240,600	4.26
Digital Infrastructure & Services	201,143,665	16.78	199,146,564	16.89
Energy	3,538,289	0.30	3,751,433	0.32
Financials	47,036,130	3.92	45,785,196	3.88
Healthcare & HCIT	235,848,865	19.68	222,688,577	18.88
Investment Companies	4,122,185	0.34	5,716,977	0.48
Software & Tech Services	554,108,687	46.23	554,400,163	47.01
Transport & Logistics	4,039,205	0.34	1,066,233	0.09

	$1,198,535,419	100%	$1,179,343,662	100%

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$84,074,984	7.33%	$83,153,924	7.41%
Consumer Discretionary	9,111,762	0.79	9,163,275	0.82
Consumer Non-Cyclical	52,130,891	4.55	49,936,678	4.45
Digital Infrastructure & Services	189,702,392	16.55	186,488,258	16.61
Energy	3,640,277	0.32	3,857,859	0.34
Financial Services	44,747,532	3.90	43,871,366	3.91
Healthcare & HCIT	231,062,290	20.16	217,504,759	19.38
Investment Companies	4,095,163	0.36	5,603,604	0.50
Software & Tech Services	523,456,373	45.67	521,545,397	46.46
Transport & Logistics	4,209,600	0.37	1,391,975	0.12

	$1,146,231,264	100%	$1,122,517,095	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Total investment income	$32,844,791	$19,687,437
Total expenses	21,805,644	11,614,038

Expense reimbursement to Adviser	—	259,263
Waived collateral management fees	—	(456,498)
Waived management fees	—	(283,566)

Net investment income before taxes	11,039,147	8,554,200
Income tax expense, including excise tax	17,301	308,827

Net investment income after tax	11,021,846	8,245,373
Net realized and change in unrealized appreciation (depreciation) on investments	4,527,865	(2,733,663)

Net increase in net assets resulting from operations	$15,549,711	$5,511,710
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$1,123	$10

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$15,548,588	$5,511,700

Investment Income

During the three months ended March 31, 2023, the Fund’s investment income was comprised of $29,238,830 of interest income, which includes $1,384,372 from the net amortization of premium and accretion of discounts, $3,553,509 of payment-in-kind interest, and $52,452 of dividend income. The increase in net investment income during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, can primarily be attributed to an increase in gross assets and interest rates.

During the three months ended March 31, 2022, the Fund’s investment income was comprised of $19,084,451 of interest income, which includes $1,390,757 from the net amortization of premium and accretion of discounts, and $594,399 of payment-in-kind interest, and $8,587 of dividend income.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Interest and borrowing expenses	$13,781,660	$5,140,785
Management fees	3,938,904	3,402,792
Income-based incentive fee	2,754,604	1,931,939
Professional fees	515,313	476,980
Collateral management fees	—	456,498
Administration and custodian fees	264,455	223,237
Insurance expenses	135,986	153,239
Directors’ fees	69,875	50,000
Transfer agent fees	35,272	25,676
Capital gains incentive fee	—	(546,733)
Other expenses	309,575	299,625

Total expenses	21,805,644	11,614,038
Reimbursement payments to Adviser	—	259,263
Waived collateral management fees	—	(456,498)
Waived management fees	—	(283,566)
Income tax expense, including excise tax	17,301	308,827

Net expenses	$21,822,945	$11,442,064

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction. As of March 31, 2023, there were outstanding balances of $28,000,000, $192,000,000 and $300,000,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility and the Natixis Credit Facility, respectively, and an outstanding balance of $8,768,765 in Secured Borrowings.

As of December 31, 2022, there were outstanding balances of $ 0, $180,000,000, and $268,000,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility, and the Natixis Credit Facility, respectively, and an outstanding balance of $5,917,275 in Secured Borrowings.

The outstanding amount on the Notes is $245,254,335 net of unamortized discount and debt issuance costs as of March 31, 2023. The outstanding amount on the Notes was $245,105,567 net of unamortized discount and debt issuance costs as of December 31, 2022.

Interest and borrowing expenses for the three months ended March 31, 2023 and March 31, 2022 were $13,781,660 and $5,140,785, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 7.23% and 2.65% for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in interest and borrowing expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 can primarily be attributed to an increase in debt outstanding and interest rates.

Management Fee

The gross management fee expenses for the three months ended March 31, 2023 and March 31, 2022 were $3,938,904 and $3,402,792, respectively. The increase in the management fee for the three months ended March 31, 2023 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the three months ended March 31, 2023 and March 31, 2022, the Adviser waived management fees of $0 and $283,566, respectively.

Fund Expenses

For the three months ended March 31, 2023, the Fund incurred $21,805,644 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, and other expenses. The Fund incurred $17,301 of tax expense.

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

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2023, the Fund had principal repayments and sales which resulted in 5,453 of net realized gain.

During the three months ended March 31, 2022, the Fund had principal repayments and sales which resulted in $172,332 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2023, the Fund had $4,522,412 in net change in unrealized appreciation on $1,198,535,419 of investments in 189 portfolio companies. Unrealized appreciation for the three months ended March 31, 2023, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2023 and March 31, 2022, the net increase in net assets resulting from operations was $15,549,711and $5,511,710, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2023 and March 31, 2022, the Fund’s per share net increase in net assets resulting from operations was $0.31 and $0.15, respectively.

Cash Flows

For the three months ended March 31, 2023, cash increased by $16,566,487. During the same period, the Fund used $43,043,224 in operating activities, primarily as a result of net purchases of investments. During the three months ended March 31, 2023, the Fund generated $59,609,711 from financing activities, primarily from net borrowings on the Revolving Credit Facilities.

For the three months ended March 31, 2022, cash increased by $6,855,757. During the same period, the Fund used $59,973,005 in operating activities, primarily as a result of net purchases of investments. During the three months ended March 31, 2022, the Fund generated $66,828,762 from financing activities, primarily from issuance of common stock and net borrowings on the Revolving Credit Facilities.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the three months ended March 31, 2023 and March 31, 2022, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, and December 31, 2022, the Fund had $65,352,472 and $48,785,985 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of March 31, 2023, taken together with the Fund’s uncalled Capital Commitments of $99,216,798 and $22,000,000 undrawn amount on the 2021 HSBC Credit Facility and $8,000,000 undrawn amount on the Synovus Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of March 31, 2023, the Fund has unfunded commitments to fund future investments in the amount of $171,537,939, and contractual obligations in the form of Revolving Credit Facilities of $520,000,000 and Notes of $245,254,335.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of March 31, 2023, the Fund received Capital Commitments of $594,505,663. Inception to March 31, 2023, the Fund received Capital Contributions to the Fund of $495,288,865. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

On February 24, 2023, the Fund commenced the Q1 2023 Tender Offer for up to 1,215,453.85 Shares. The Purchase Price for the Q1 2023 Tender Offer was $9.30 per Share and the Q1 2023 Tender Offer expired on March 31, 2023.

On February 25, 2022, the Fund commenced the Q1 2022 Tender Offer for up to 795,164.70 Shares. The Purchase Price for the Q1 2022 Tender Offer was $9.70 per Share and the Q1 2022 Tender Offer expired on March 31, 2022.

Stockholders who tendered Shares in the Q1 2023 Tender Offer and Q1 2022 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Capital Commitments	$26,549,633	$50,603,350
Capital Commitments rescinded due to participation in General Tender Program	$4,186,196	$7,115,200
Dividend reinvestments	$2,740,870	$5,101,704
Shares issued to investors under DRIP	294,604	526,163
Value of capital drawdown notices	$—	$30,684,000
Shares issued to investors under capital drawdown notices	—	3,095,246
Value of Shares purchased in General Tender Program	$5,837,993	$4,081,370
Shares purchased in General Tender Offer	627,518	420,864

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2023	March 29, 2023	April 25, 2023	$0.10	$5,139,617

Total distributions declared			$0.10	$5,139,617

The following table summarizes distributions declared during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2022	March 29, 2022	April 28, 2022	$0.25	$9,709,845

Total distributions declared			$0.25	$9,709,845

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the three months ended March 31, 2023, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the three months ended March 31, 2023, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Revolving Credit Facilities

2021 HSBC Credit Facility

On July 8, 2021, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of March 31, 2023, the Fund had $28,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2022, the Fund had $0 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of March 31, 2023, the Fund had $192,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2022, the Fud had $180,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the Natixis Credit Facility. In connection with the Natixis Credit Facility, ABPCIC Funding III entered into, among other agreements, (i) the Natixis Credit Agreement, (ii) the Natixis Account Control Agreement, (iii) the Natixis Collateral Management Agreement, (iv) the Natixis Collateral Administration Agreement and (v) the Natixis Transfer Agreement. On March 4, 2022, pursuant to Amendment No 4 to the Natixis Credit Agreement, ABPCIC Funding III increased the commitment by $25,000,000 from $225,000,000 to $250,000,000. As of March 31, 2023, the Fund had $300,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2022, the Fund had $268,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $8,768,765 and $5,917,275 as of March 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2023, and December 31, 2022, the Fund had total senior securities of $775,518,765 and $700,313,290, respectively, consisting of borrowings under the Revolving Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 160% and 165%, respectively.

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

The audit committee of the Board (the “Audit Committee”) is also responsible for assisting the Adviser, as valuation designee in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Adviser, as valuation designee and its senior investment team and independent valuation firms, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Fund considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2023, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,954,278)	$(1,841,875)	$(1,112,403)
Up 100 basis points	11,817,114	7,367,500	4,449,614
Up 200 basis points	23,634,228	14,735,000	8,899,228
Up 300 basis points	35,451,342	22,102,500	13,348,842

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three months ended March 31, 2023, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of March 31, 2023 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2023.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of March 31, 2023(1)	(42.2)%	(28.1)%	(13.9)%	0.2%	14.4%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(45.2)%	(30.2)%	(15.2)%	(0.2)%	14.8%

(1)	Assumes $1,266 million in total portfolio assets, $802 million in debt outstanding, $464 million in net assets, and an average cost of funds of 7.6%. Actual interest payments may be different.
(2)	Assumes $1,266 million in total portfolio assets, $844 million in debt outstanding, $422 million in net assets, and an average cost of funds of 7.6%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Eighth Amendment to Revolving Credit Agreement, dated as of March 31, 2023, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation and AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P. and AB-Abbott Private Equity Solutions 2022 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: May 15, 2023	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)