Form 10-Q
period 2023-06-30
AB Private Credit Investors Corp
filed 2023-08-14
CIK 1634452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).     Yes   ☐    No   ☒
The issuer

had 52,814,846.030 shares

of common stock, $0.01 par value per share, outstanding

as of August 14, 2023
.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

Item 1.	Financial Statements
AB Private Credit Investors Corporation
Consolidated Statements of Assets and Liabilities

	As of June 30, 2023 (Unaudited)	As of December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,253,961,795 and $1,146,231,264, respectively)	$1,227,308,366	$1,122,343,258
Non-controlled affiliated investments (amortized cost of $10 and $0)	—	—
Controlled affiliated investments (amortized cost of $0 and $0)	264,486	173,837

Total investments, at fair value (amortized cost of $1,253,961,805 and $1,146,231,264)	1,227,572,852	1,122,517,095
Cash and cash equivalents	76,104,236	48,785,985
Interest receivable	14,067,944	9,795,021
Deferred financing costs	1,367,187	1,146,619
Receivable for investments sold	422,829	6,428,709
Receivable for fund shares	135,376	2,834,026
Prepaid expenses	—	226,644
Prepaid directors’ fee	179	—

Total assets	$1,319,670,603	$1,191,734,099

Liabilities
Notes payable (net of unamortized discount of $408,664 and $414,624, respectively, and debt issuance costs of $4,400,013 and $1,229,809, respectively)	$541,941,323	$245,105,567
Credit facility payable	253,400,000	448,000,000
Payable for investments purchased	11,070,115	1,990,087
Interest and borrowing expenses payable	10,818,347	8,311,138
Distribution payable	4,849,521	8,909,055
Payable for fund shares repurchased	4,225,901	6,304,249
Management fees payable	4,204,038	3,778,123
Incentive fee payable	2,600,473	2,534,935
Payable to Adviser	1,114,370	1,347,210
Administrator and custodian fees payable	670,668	725,470
Professional fees payable	358,284	594,355
Accrued tax liability	320,348	1,303,918
Accrued expenses and other liabilities	232,846	—
Directors’ fees payable	45,329	—
Transfer agent fees payable	36,214	34,224
Secured borrowings	—	5,917,275

Total liabilities	$835,887,777	$734,855,606

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 52,816,794 and 50,228,088 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	528,168	502,281
Paid-in capital in excess of par value	509,937,301	485,940,938
Distributable earnings (accumulated loss)	(26,718,668)	(29,599,112)

Total net assets of AB Private Credit Investors Corporation	$483,746,801	$456,844,107

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$36,025	$34,386

Total net assets	$483,782,826	$456,878,493

Total liabilities and net assets	$1,319,670,603	$1,191,734,099

Net asset value per share of AB Private Credit Investors Corporation	$9.16	$9.10

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$35,269,067	$19,249,271	$67,028,005	$38,268,334
Payment-in-kind interest	662,830	605,426	1,696,231	1,199,825
Dividend income	355,306	17,027	407,758	25,614
From controlled affiliated investments:
Interest income, net of amortization/accretion	—	64,846	—	130,234

Total investment income	36,287,203	19,936,570	69,131,994	39,624,007

Expenses:
Interest and borrowing expenses	17,260,122	7,046,218	31,041,782	12,187,003
Management fees	4,204,038	3,391,227	8,142,942	6,794,019
Income-based incentive fee	2,600,473	951,206	5,355,077	2,883,145
Professional fees	681,896	339,678	1,197,209	816,658
Administration and custodian fees	294,109	245,103	558,564	468,340
Insurance expenses	135,986	155,509	271,972	308,748
Directors’ fees	69,875	50,000	139,750	100,000
Transfer agent fees	36,215	29,841	71,487	55,517
Collateral management fees	—	131,978	—	588,476
Capital gains incentive fee	—	(237,304)	—	(784,037)
Other expenses	368,384	331,513	677,959	631,138

Total expenses	25,651,098	12,434,969	47,456,742	24,049,007
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	—	—	—	259,263
Waived collateral management fees	—	(131,978)	—	(588,476)
Waived management fees	—	—	—	(283,566)

Net expenses	25,651,098	12,302,991	47,456,742	23,436,228

Net investment income before taxes	10,636,105	7,633,579	21,675,252	16,187,779

Income tax expense, including excise tax	260,725	258,256	278,026	567,083

Net investment income after tax	10,375,380	7,375,323	21,397,226	15,620,696

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(303,851)	644,621	(298,398)	816,953
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(7,287,835)	(2,462,862)	(2,765,423)	(6,589,612)
Non-controlled affiliated investments	(10)	—	(10)	—
Controlled affiliated investments	90,649	631,721	90,649	1,852,476

Net realized and change in unrealized gains (losses) on investment transactions	(7,501,047)	(1,186,520)	(2,973,182)	(3,920,183)

Net increase in net assets resulting from operations	$2,874,333	$6,188,803	$18,424,044	$11,700,513

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$516	$4,545	$1,639	$4,555

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$2,873,817	$6,184,258	$18,422,405	$11,695,958

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.20	$0.18	$0.42	$0.40
Earnings per share (basic and diluted):	$0.06	$0.15	$0.36	$0.30
Weighted average shares outstanding:	51,975,095	41,885,326	51,104,578	39,180,515

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2023	49,895,174	$498,952	$482,847,144	$(19,190,141)	$35,509	$464,191,464
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	10,375,562	(182)	10,375,380
Net realized gain (loss) on investments	—	—	—	(303,851)	—	(303,851)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,197,894)	698	(7,197,196)
Capital transactions:
Issuance of common stock	2,776,754	27,768	25,764,683	—	—	25,792,451
Issuance of common shares pursuant to distribution reinvestment plan	606,230	6,062	5,546,761	—	—	5,552,823
Repurchase of common stock	(461,364)	(4,614)	(4,221,287)	—	—	(4,225,901)
Distributions to stockholders	—	—	—	(10,402,344)	—	(10,402,344)

Total increase (decrease) for the three months ended June 30, 2023	2,921,620	29,216	27,090,157	(7,528,527)	516	19,591,362

Net assets at June 30, 2023	52,816,794	$528,168	$509,937,301	$(26,718,668)	$36,025	$483,782,826

Distributions declared per share	—	$—	$—	$0.20	$—	$0.20

Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	21,398,031	(805)	21,397,226
Net realized gain (loss) on investments	—	—	—	(298,398)	—	(298,398)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,677,228)	2,444	(2,674,784)
Capital transactions:
Issuance of common stock	2,776,754	27,768	25,764,683	—	—	25,792,451
Issuance of common shares pursuant to distribution reinvestment plan	900,834	9,008	8,284,685	—	—	8,293,693
Repurchase of common stock	(1,088,882)	(10,889)	(10,053,005)	—	—	(10,063,894)
Distributions to stockholders	—	—	—	(15,541,961)	—	(15,541,961)

Total increase (decrease) for the six months ended June 30, 2023	2,588,706	25,887	23,996,363	2,880,444	1,639	26,904,333

Net assets at June 30, 2023	52,816,794	$528,168	$509,937,301	$(26,718,668)	$36,025	$483,782,826

Distributions declared per share	—	$—	$—	$0.30	$—	$0.30

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2022	38,544,494	$385,445	$370,964,346	$2,416,317	$24,762	$373,790,870
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,375,517	(194)	7,375,323
Net realized gain (loss) on investments	—	—	—	644,621	—	644,621
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,835,880)	4,739	(1,831,141)
Capital transactions:
Issuance of common stock	5,759,395	57,594	56,205,634	—	—	56,263,228
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	1,345	1,345
Issuance of common shares pursuant to distribution reinvestment plan	360,978	3,609	3,497,119	—	—	3,500,728
Repurchase of common stock	(617,738)	(6,177)	(5,984,588)	—	—	(5,990,765)
Distributions to stockholders	—	—	—	(6,590,492)	—	(6,590,492)

Total increase (decrease) for the three months ended June 30, 2022	5,502,635	55,026	53,718,165	(406,234)	5,890	53,372,847

Net assets at June 30, 2022	44,047,129	$440,471	$424,682,511	$2,010,083	$30,652	$427,163,717

Distributions declared per share	—	$—	$—	$0.15	$—	$0.15

Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	15,621,084	(388)	15,620,696
Net realized gain (loss) on investments	—	—	—	816,953	—	816,953
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,742,079)	4,943	(4,737,136)
Capital transactions:
Issuance of common stock	8,854,641	88,546	86,858,682	—	—	86,947,228
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	9,336	9,336
Issuance of common shares pursuant to distribution reinvestment plan	887,141	8,871	8,593,561	—	—	8,602,432
Repurchase of common stock	(1,038,602)	(10,386)	(10,061,749)	—	—	(10,072,135)
Distributions to stockholders	—	—	—	(16,300,337)	—	(16,300,337)

Total increase (decrease) for the six months ended June 30, 2022	8,703,180	87,031	85,390,494	(4,604,379)	13,891	80,887,037

Net assets at June 30, 2022	44,047,129	$440,471	$424,682,511	$2,010,083	$30,652	$427,163,717

Distributions declared per share	—	$—	$—	$0.40	$—	$0.40

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$18,424,044	$11,700,513

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(151,475,757)	(235,107,930)
Payment-in-kind investments	(1,696,231)	(1,199,825)
Proceeds from sales of investments and principal repayments	48,240,929	98,587,876
Net realized (gain) loss on investments	298,398	(816,953)
Net change in unrealized (appreciation) depreciation on investments	2,674,784	4,737,136
Amortization of premium and accretion of discount, net	(3,097,880)	(3,309,963)
Amortization of discount, debt issuance and deferred financing costs	2,135,003	2,706,070

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	6,005,880	508,158
(Increase) decrease in interest receivable	(4,272,923)	(4,475,685)
(Increase) decrease in prepaid directors’ fee	(179)	25,869
(Increase) decrease in prepaid expenses	226,644	256,534
Increase (decrease) in payable for investments purchased	9,080,028	(9,637,245)
Increase (decrease) in management fees payable	425,915	738,175
Increase (decrease) in payable to Adviser	(232,840)	(1,018,719)
Increase (decrease) in administrator and custodian fees payable	(54,802)	308,177
Increase (decrease) in professional fees payable	(236,071)	9,391
Increase (decrease) in accrued tax liability	(983,570)	494,625
Increase (decrease) in incentive fee payable	65,538	721,820
Increase (decrease) in directors’ fees payable	45,329	—
Increase (decrease) in transfer agent fees payable	1,990	6,822
Increase (decrease) in interest and borrowing expenses payable	2,507,209	1,354,170
Increase (decrease) in accrued expenses and other liabilities	232,846	105,169

Net cash provided by (used for) operating activities	(71,685,716)	(133,305,815)

Cash flows from financing activities
Issuance of common stock	28,491,101	106,736,240
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	—	9,336
Repurchase of common stock	(12,142,242)	(8,817,509)
Distributions paid	(11,307,802)	(6,949,041)
Financing costs paid	(5,519,815)	(2,041,238)
Borrowings on notes	300,000,000	246,321,363
Repayments of notes	—	(213,150,000)
Borrowings on credit facility	214,400,000	121,500,000
Repayments of credit facility	(409,000,000)	(100,000,000)
Proceeds on secured borrowings	8,889,878	6,092,153
Repayments on secured borrowings	(14,807,153)	(10,228,115)

Net cash provided by (used for) financing activities	99,003,967	139,473,189

Net increase (decrease) in cash	27,318,251	6,167,374
Cash and cash equivalents, beginning of period	48,785,985	54,489,043

Cash and cash equivalents, end of period	$76,104,236	$60,656,417

Supplemental and non-cash financing activities
Cash paid during the period for interest	$25,856,860	$7,866,430
Issuance of common shares pursuant to distribution reinvestment plan	$8,293,693	$8,602,432
State taxes paid	$1,261,596	$72,459

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value (++) + * # ^ - 253.74%

U.S. Corporate Debt - 243.32%

1st Lien/Senior Secured Debt - 241.16%
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	11.73% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	$495,514	$488,405	$491,797
AmerCareRoyal, LLC (1) (2)	Business Services	Term Loan	11.73% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,106,194	4,007,147	4,075,398
AmerCareRoyal, LLC (2) (3)	Business Services	Term Loan	11.73% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	509,992	498,542	506,167
AmerCareRoyal, LLC (1) (4)	Business Services	Term Loan	11.79% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	1,995,122	1,973,605	1,980,159
Cerifi, LLC (5)	Business Services	Revolver	10.96% (S + 5.75%; 1.00% Floor)	04/01/2027	369,264	351,908	349,877
Cerifi, LLC (2) (3) (4)	Business Services	Term Loan	11.00% (S + 5.75%; 1.00% Floor)	03/31/2028	15,985,824	15,721,199	15,706,072
Engage2Excel, Inc.	Business Services	Revolver	12.69% (S + 7.25%; 1.00% Floor)	02/15/2024	379,732	375,634	374,036
Engage2Excel, Inc. (1)	Business Services	Term Loan	12.21% (S + 7.25%; 1.00% Floor)	12/31/2023	1,029,478	1,021,776	1,014,036
Engage2Excel, Inc. (1)	Business Services	Term Loan	12.21% (S + 7.25%; 1.00% Floor)	02/15/2024	2,966,257	2,944,303	2,921,763
Metametrics, Inc. (5) (6)	Business Services	Revolver	10.32% (S + 5.00%; 1.00% Floor)	09/10/2025	—	(4,835)	—
Metametrics, Inc. (1) (2)	Business Services	Term Loan	10.34% (S + 5.00%; 1.00% Floor)	09/10/2025	4,470,586	4,433,537	4,470,586
Mr. Greens Intermediate, LLC (5) (6)	Business Services	Delayed Draw Term Loan	11.51% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(78,905)	(78,905)
Mr. Greens Intermediate, LLC (5) (6)	Business Services	Revolver	11.51% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(30,726)	(31,562)
Mr. Greens Intermediate, LLC (2) (3)	Business Services	Term Loan	11.51% (S + 6.25%; 1.00% Floor)	05/01/2029	6,312,406	6,124,885	6,123,034
MSM Acquisitions, Inc.	Business Services	Delayed Draw Term Loan	11.26% (S + 6.00%; 1.00% Floor)	12/09/2026	366,391	365,065	349,903
MSM Acquisitions, Inc. (2)	Business Services	Delayed Draw Term Loan	11.26% (S + 6.00%; 1.00% Floor)	12/09/2026	2,989,830	2,951,116	2,855,288
MSM Acquisitions, Inc. (5)	Business Services	Revolver	11.26% (S + 6.00%; 1.00% Floor)	12/09/2026	998,412	984,125	943,285
MSM Acquisitions, Inc. (1) (2) (4)	Business Services	Term Loan	11.26% (S + 6.00%; 1.00% Floor)	12/09/2026	8,170,552	8,080,085	7,802,877
Rep Tec Intermediate Holdings, Inc. (5)	Business Services	Revolver	11.74% (S + 6.50%; 1.00% Floor)	12/01/2027	381,472	374,023	361,741
Rep Tec Intermediate Holdings, Inc. (1) (2) (4)	Business Services	Term Loan	11.89% (S + 6.50%; 1.00% Floor)	12/01/2027	14,495,043	14,350,879	14,132,667
Sako and Partners Lower Holdings LLC (2) (5)	Business Services	Delayed Draw Term Loan	11.39% (S + 6.00%; 1.00% Floor)	09/15/2028	1,908,086	1,850,458	1,863,815
Sako and Partners Lower Holdings LLC (5) (6)	Business Services	Revolver	11.39% (S + 6.00%; 1.00% Floor)	09/15/2028	—	(32,547)	(24,859)
Sako and Partners Lower Holdings LLC (1) (2) (3) (4)	Business Services	Term Loan	11.39% (S + 6.00%; 1.00% Floor)	09/15/2028	14,840,671	14,451,512	14,543,857
Valcourt Holdings II, LLC (1) (3)	Business Services	Delayed Draw Term Loan	10.64% (S + 5.25%; 1.00% Floor)	01/07/2027	1,704,190	1,685,774	1,704,190
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	10.64% (S + 5.25%; 1.00% Floor)	01/07/2027	2,627,722	2,594,707	2,627,722
Valcourt Holdings II, LLC (1) (2)	Business Services	Term Loan	10.64% (S + 5.25%; 1.00% Floor)	01/07/2027	6,247,059	6,170,351	6,247,059
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	10.64% (S + 5.25%; 1.00% Floor)	01/07/2027	1,149,408	1,132,314	1,149,408
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.98% (S + 5.50%; 1.00% Floor)	07/01/2024	1,040,284	1,038,730	1,037,683
AEG Holding Company, Inc.	Consumer Non-Cyclical	Revolver	10.98% (S + 5.50%; 1.00% Floor)	07/01/2024	1,116,864	1,115,080	1,114,072
AEG Holding Company, Inc. (4)	Consumer Non-Cyclical	Term Loan	10.98% (S + 5.50%; 1.00% Floor)	07/01/2024	1,810,256	1,806,885	1,805,731
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Term Loan	10.98% (S + 5.50%; 1.00% Floor)	07/01/2024	5,481,809	5,473,317	5,468,105
Ampler QSR Holdings, LLC (2) (3) (4)	Consumer Non-Cyclical	Term Loan	11.41% (L + 5.875%; 1.00% Floor)	07/21/2027	12,284,286	12,126,286	11,854,336
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	13.89% (L + 5.50%; 3.00% PIK; 1.00% Floor)	11/08/2024	898,933	895,774	786,566
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	13.89% (L + 5.50%; 3.00% PIK; 1.00% Floor)	11/08/2024	1,121,039	1,117,716	980,909
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	13.89% (L + 5.50%; 3.00% PIK; 1.00% Floor)	11/08/2024	1,566,998	1,562,325	1,371,123
Krispy Krunchy Foods, L.L.C (2)	Consumer Non-Cyclical	Term Loan	9.70% (S + 4.50%; 1.00% Floor)	11/17/2027	8,365,062	8,241,281	8,239,586
Mathnasium LLC (5)	Consumer Non-Cyclical	Revolver	10.24% (S + 5.00%; 0.75% Floor)	11/15/2027	87,043	77,426	75,619
Mathnasium LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.24% (S + 5.00%; 0.75% Floor)	11/15/2027	5,372,200	5,293,404	5,278,186
MMP Intermediate, LLC (5) (6)	Consumer Non-Cyclical	Revolver	10.97% (S + 5.75%; 1.00% Floor)	02/15/2027	—	(8,101)	(15,204)
MMP Intermediate, LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.97% (S + 5.75%; 1.00% Floor)	02/15/2027	7,986,902	7,865,304	7,767,262
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.08% (S + 5.00%; 1.00% Floor)	07/11/2025	116,539	114,227	113,625
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.10% (S + 5.00%; 1.00% Floor)	07/11/2025	235,479	230,809	229,592
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.23% (S + 5.00%; 1.00% Floor)	07/11/2025	1,960,726	1,953,162	1,911,708
TBG Food Acquisition Corp (5) (6)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.72% (S + 5.50%; 0.75% Floor)	12/25/2027	—	(7,961)	(60,726)
TBG Food Acquisition Corp (5) (6)	Consumer Non-Cyclical	Revolver	10.72% (S + 6.00%; 0.75% Floor)	12/25/2027	—	(1,990)	(15,182)
TBG Food Acquisition Corp (1) (3)	Consumer Non-Cyclical	Term Loan	10.72% (S + 5.50%; 0.75% Floor)	12/25/2027	6,501,641	6,463,852	6,127,797
Airwavz Solutions, Inc. (5) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.89% (S + 5.50%; 1.00% Floor)	03/31/2027	—	(51,257)	(52,061)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Airwavz Solutions, Inc. (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.89% (S + 5.50%; 1.00% Floor)	03/31/2027	$2,610,959	$2,570,183	$2,553,845
Airwavz Solutions, Inc. (5) (6)	Digital Infrastructure & Services	Revolver	10.89% (S + 5.50%; 1.00% Floor)	03/31/2027	—	(8,636)	(13,055)
Airwavz Solutions, Inc. (4)	Digital Infrastructure & Services	Term Loan	10.89% (S + 5.50%; 1.00% Floor)	03/31/2027	5,221,919	5,152,835	5,117,480
Avant Communications, LLC (5) (6)	Digital Infrastructure & Services	Revolver	11.14% (S + 5.75%; 1.00% Floor)	11/30/2026	—	(7,830)	(9,921)
Avant Communications, LLC (1) (2) (3)	Digital Infrastructure & Services	Term Loan	11.14% (S + 5.75%; 1.00% Floor)	11/30/2026	15,040,002	14,801,432	14,776,802
Bridgepointe Technologies, LLC (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.89% (S + 6.50%; 1.00% Floor)	12/31/2027	2,751,747	2,731,851	2,689,833
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.89% (S + 6.50%; 1.00% Floor)	12/31/2027	3,868,035	3,824,399	3,781,004
Bridgepointe Technologies, LLC (1) (2) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.74% (S + 6.50%; 1.00% Floor)	12/31/2027	3,544,961	3,439,229	3,445,446
Bridgepointe Technologies, LLC (5)	Digital Infrastructure & Services	Revolver	11.89% (S + 6.50%; 1.00% Floor)	12/31/2027	116,624	104,895	99,131
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	11.89% (S + 6.50%; 1.00% Floor)	12/31/2027	4,729,498	4,654,991	4,623,085
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	11.89% (S + 6.50%; 1.00% Floor)	12/31/2027	2,282,779	2,203,011	2,231,416
Coretelligent Intermediate LLC (2) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.84% (L + 5.50%; 1.00% Floor)	10/21/2027	1,909,275	1,887,267	1,824,225
Coretelligent Intermediate LLC (5)	Digital Infrastructure & Services	Revolver	12.75% (P + 4.50%; 1.00% Floor)	10/21/2027	63,321	49,545	31,661
Coretelligent Intermediate LLC (1) (2) (4)	Digital Infrastructure & Services	Term Loan	10.84% (L + 5.50%; 1.00% Floor)	10/21/2027	7,908,673	7,822,643	7,710,956
EvolveIP, LLC (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.70% (S + 5.50%; 1.00% Floor)	06/07/2025	110,539	110,912	105,841
EvolveIP, LLC (5) (7)	Digital Infrastructure & Services	Revolver	10.72% (S + 5.50%; 1.00% Floor)	06/07/2025	472,390	469,348	448,298
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	10.70% (S + 5.50%; 1.00% Floor)	06/07/2025	6,401,056	6,366,683	6,129,011
Firstdigital Communications LLC (5)	Digital Infrastructure & Services	Revolver	9.50% (L + 4.25%; 0.75% Floor)	12/17/2026	412,549	390,341	349,080
Firstdigital Communications LLC (2) (4)	Digital Infrastructure & Services	Term Loan	9.50% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,454,853	13,100,007
FirstLight Holdco, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	9.50% (S + 4.00%; 1.00% Floor)	07/23/2025	6,133,231	6,014,894	5,918,568
Greenlight Intermediate II, Inc. (2) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.74% (S + 5.50%; 0.75% Floor)	06/01/2028	2,365,441	2,284,697	2,365,441
Greenlight Intermediate II, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	10.91% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,239,242	5,291,618
MBS Holdings, Inc. (5)	Digital Infrastructure & Services	Revolver	10.93% (S + 5.75%; 1.00% Floor)	04/16/2027	155,867	143,372	121,771
MBS Holdings, Inc. (1) (2) (3) (4)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.75%; 1.00% Floor)	04/16/2027	10,310,607	10,185,083	9,949,736
MSP Global Holdings, Inc. (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	611,697	592,719	584,611
MSP Global Holdings, Inc. (5) (6)	Digital Infrastructure & Services	Revolver	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	—	(10,653)	(19,033)
MSP Global Holdings, Inc. (2) (4)	Digital Infrastructure & Services	Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	7,831,454	7,729,314	7,655,246
NI Topco, Inc (2) (4)	Digital Infrastructure & Services	Term Loan	11.09% (S + 5.75%; 0.75% Floor)	12/28/2028	6,605,918	6,483,624	6,539,859
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	11.09% (S + 5.75%; 0.75% Floor)	12/28/2028	1,224,370	1,200,843	1,212,126
Race Finco LLC (5) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.07% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(49,789)	(45,735)
Race Finco LLC (5) (6)	Digital Infrastructure & Services	Revolver	12.07% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(16,609)	(16,769)
Race Finco LLC (2) (4)	Digital Infrastructure & Services	Term Loan	12.07% (S + 7.00%; 1.00% Floor)	01/10/2028	4,878,384	4,745,517	4,744,229
Single Digits, Inc. (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.75% (S + 4.25%; 3.25% PIK; 1.00% Floor)	06/19/2026	606,963	608,532	531,093
Single Digits, Inc. (5) (6)	Digital Infrastructure & Services	Revolver	9.75% (S + 4.25%; 3.25% PIK; 1.00% Floor)	06/19/2026	—	(400)	(52,019)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	9.75% (S + 4.25%; 3.25% PIK; 1.00% Floor)	06/19/2026	2,841,114	2,833,741	2,485,975
Stratus Networks, Inc. (2) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.45% (S + 5.25%; 1.00% Floor)	12/15/2027	1,518,150	1,477,033	1,488,447
Stratus Networks, Inc. (5)	Digital Infrastructure & Services	Revolver	10.45% (S + 5.25%; 1.00% Floor)	12/15/2027	792,078	777,220	774,751

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Stratus Networks, Inc. (2)	Digital Infrastructure & Services	Term Loan	10.45% (S + 5.25%; 1.00% Floor)	12/15/2027	$7,920,781	$7,797,393	$7,782,168
Thrive Buyer, Inc. (1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.39% (S + 6.00%; 1.00% Floor)	01/22/2027	8,215,882	8,106,444	8,154,263
Thrive Buyer, Inc. (5)	Digital Infrastructure & Services	Revolver	13.25% (P + 5.00%; 2.00% Floor)	01/22/2027	369,907	355,819	361,585
Thrive Buyer, Inc. (3)	Digital Infrastructure & Services	Term Loan	11.89% (S + 6.50%; 1.00% Floor)	01/22/2027	1,204,373	1,168,242	1,204,373
Thrive Buyer, Inc. (1) (2) (4)	Digital Infrastructure & Services	Term Loan	11.39% (S + 6.00%; 1.00% Floor)	01/22/2027	11,705,630	11,560,629	11,617,837
Towerco IV Holdings, LLC (1) (2) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.22% (S + 4.00%; 1.00% Floor)	04/23/2026	19,360,162	19,190,410	19,042,538
Transtelco Holding, Inc (1) (4)	Digital Infrastructure & Services	Term Loan	10.74% (S + 5.50%; 1.00% Floor)	03/26/2026	8,503,727	8,308,868	8,312,393
Transtelco Holding, Inc. (1) (2) (4)	Digital Infrastructure & Services	Term Loan	10.99% (S + 5.75%; 0.50% Floor)	03/26/2026	4,661,043	4,640,088	4,626,085
Transtelco Holding, Inc. (2)	Digital Infrastructure & Services	Term Loan	10.49% (S + 5.25%; 0.50% Floor)	03/26/2026	4,661,043	4,639,354	4,579,475
Accelerate Resources Operating, LLC (5) (6)	Energy	Revolver	10.70% (S + 5.50%; 1.00% Floor)	02/24/2027	—	(3,745)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	10.70% (S + 5.50%; 1.00% Floor)	02/24/2027	3,505,062	3,473,500	3,505,062
Foundation Risk Partners, Corp. (4)	Financials	Delayed Draw Term Loan	11.59% (S + 6.25%; 0.75% Floor)	10/29/2028	2,111,433	2,098,755	2,042,811
Foundation Risk Partners, Corp. (4) (5)	Financials	Delayed Draw Term Loan	11.59% (S + 6.25%; 0.75% Floor)	10/30/2028	1,879,978	1,846,889	1,785,218
Foundation Risk Partners, Corp. (5) (6)	Financials	Revolver	11.59% (S + 6.25%; 0.75% Floor)	10/29/2027	—	(9,320)	(33,737)
Foundation Risk Partners, Corp. (1) (2) (4)	Financials	Term Loan	11.59% (S + 6.25%; 0.75% Floor)	10/29/2028	9,708,172	9,616,226	9,392,657
Foundation Risk Partners, Corp. (2)	Financials	Term Loan	11.59% (S + 6.25%; 0.75% Floor)	10/30/2028	783,324	773,684	757,866
Galway Borrower, LLC (5) (6)	Financials	Delayed Draw Term Loan	10.59% (S + 5.25%; 0.75% Floor)	09/29/2028	—	(297)	(980)
Galway Borrower, LLC (5) (6)	Financials	Revolver	10.59% (S + 5.25%; 0.75% Floor)	09/30/2027	—	(3,874)	(9,464)
Galway Borrower, LLC (1) (2)	Financials	Term Loan	10.59% (S + 5.25%; 0.75% Floor)	09/29/2028	4,229,498	4,179,246	4,081,465
Higginbotham Insurance Agency, Inc. (1) (2)	Financials	Delayed Draw Term Loan	10.45% (S + 5.25%; 1.00% Floor)	11/25/2026	3,323,432	3,302,907	3,290,197
Higginbotham Insurance Agency, Inc. (1) (2) (4)	Financials	Term Loan	10.45% (S + 5.25%; 1.00% Floor)	11/25/2026	8,002,652	7,932,186	7,922,625
Peter C. Foy & Associates Insurance Services, LLC (1) (4)	Financials	Delayed Draw Term Loan	11.22% (S + 6.00%; 0.75% Floor)	11/01/2028	5,899,654	5,853,508	5,693,166
Peter C. Foy & Associates Insurance Services, LLC (4)	Financials	Delayed Draw Term Loan	11.22% (S + 6.00%; 0.75% Floor)	11/01/2028	1,250,536	1,234,225	1,206,768
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.22% (S + 6.00%; 0.75% Floor)	11/01/2028	499,743	493,434	482,252
RSC Acquisition, Inc. (5)	Financials	Delayed Draw Term Loan	10.89% (S + 5.50%; 0.75% Floor)	10/30/2026	983,811	971,131	942,059
RSC Acquisition, Inc. (2)	Financials	Delayed Draw Term Loan	10.91% (S + 5.50%; 0.75% Floor)	10/30/2026	5,370,453	5,360,438	5,236,191
Wealth Enhancement Group, LLC (1) (2) (3)	Financials	Delayed Draw Term Loan	11.28% (S + 6.25%; 1.00% Floor)	10/04/2027	6,262,979	6,252,854	6,169,035
Wealth Enhancement Group, LLC (5)	Financials	Delayed Draw Term Loan	10.56% (S + 6.25%; 1.00% Floor)	10/04/2027	962,300	958,806	945,287
Wealth Enhancement Group, LLC (5) (6)	Financials	Revolver	11.28% (S + 6.25%; 1.00% Floor)	10/04/2027	—	(1,303)	(6,861)
AAH Topco, LLC (1) (2) (3) (4) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.69% (S + 5.50%; 0.75% Floor)	12/22/2027	5,912,559	5,771,403	5,572,308
AAH Topco, LLC (5) (6)	Healthcare & HCIT	Revolver	10.70% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(11,864)	(39,364)
AAH Topco, LLC (1) (2) (4)	Healthcare & HCIT	Term Loan	10.70% (S + 5.50%; 0.75% Floor)	12/22/2027	6,452,627	6,348,285	6,129,995
American Physician Partners, LLC (1) (2) (8)	Healthcare & HCIT	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	09/30/2023	1,126,889	1,084,517	3,279
American Physician Partners, LLC (8)	Healthcare & HCIT	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	09/30/2023	848,566	820,005	225,820
American Physician Partners, LLC (8)	Healthcare & HCIT	Revolver	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	09/30/2023	346,322	345,024	1,008
American Physician Partners, LLC (8)	Healthcare & HCIT	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	06/30/2023	87,247	86,687	43,687
American Physician Partners, LLC (8)	Healthcare & HCIT	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	09/30/2023	1,291,983	1,250,593	—
American Physician Partners, LLC (1) (8)	Healthcare & HCIT	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	09/30/2023	2,398,163	2,245,758	—
American Physician Partners, LLC (8)	Healthcare & HCIT	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	09/30/2023	6,035,900	5,733,816	—
Analogic Corporation (5) (7)	Healthcare & HCIT	Revolver	10.45% (S + 5.25%; 1.00% Floor)	06/24/2024	158,428	158,428	157,359

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Analogic Corporation (1) (4)	Healthcare & HCIT	Term Loan	10.45% (S + 5.25%; 1.00% Floor)	06/22/2024	$2,064,028	$2,056,456	$2,053,708
AOM Acquisition, LLC. (5) (6)	Healthcare & HCIT	Revolver	10.14% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(17,875)	(3,047)
AOM Acquisition, LLC. (1) (2)	Healthcare & HCIT	Term Loan	10.14% (S + 4.75%; 1.00% Floor)	02/18/2027	6,158,526	6,065,137	6,143,130
BAART Programs, Inc. (1)	Healthcare & HCIT	Delayed Draw Term Loan	10.50% (L + 5.00%; 1.00% Floor)	06/11/2027	3,895,596	3,867,800	3,720,294
BAART Programs, Inc. (1) (2)	Healthcare & HCIT	Term Loan	10.50% (S + 5.00%; 1.00% Floor)	06/11/2027	4,697,916	4,668,662	4,486,509
BV EMS Buyer, Inc. (2) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.94% (S + 5.75%; 1.00% Floor)	11/23/2027	1,817,264	1,764,360	1,729,181
BV EMS Buyer, Inc. (2) (3)	Healthcare & HCIT	Term Loan	10.95% (S + 5.75%; 1.00% Floor)	11/23/2027	3,503,238	3,413,224	3,415,657
Caregiver 2, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.68% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	1,541,496	1,518,428	1,452,860
Caregiver 2, Inc. (4)	Healthcare & HCIT	Term Loan	10.68% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	4,617,464	4,577,572	4,351,960
Caregiver 2, Inc. (4)	Healthcare & HCIT	Term Loan	10.68% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	662,755	654,242	624,647
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	10.68% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	632,817	621,650	596,430
Choice Health At Home, LLC, (1) (5) (7)	Healthcare & HCIT	Delayed Draw Term Loan	13.02% (L + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	949,361	932,235	835,871
Choice Health At Home, LLC, (1) (2)	Healthcare & HCIT	Term Loan	12.02% (L + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	2,568,097	2,539,792	2,426,852
Coding Solutions Acquisition, Inc (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.58% (S + 5.50%; 0.75% Floor)	05/11/2028	173,516	158,144	123,827
Coding Solutions Acquisition, Inc (5)	Healthcare & HCIT	Revolver	10.60% (S + 5.50%; 0.75% Floor)	05/11/2028	159,072	146,775	127,258
Coding Solutions Acquisition, Inc (2) (4)	Healthcare & HCIT	Term Loan	10.60% (S + 5.50%; 0.75% Floor)	05/11/2028	5,488,984	5,399,368	5,269,424
Community Based Care Acquisition, Inc. (2) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.59% (S + 5.25%; 1.00% Floor)	09/16/2027	2,023,869	1,997,496	1,981,206
Community Based Care Acquisition, Inc. (5) (6)	Healthcare & HCIT	Delayed Draw Term Loan	10.59% (S + 5.75%; 1.00% Floor)	09/16/2027	—	(49,667)	(36,401)
Community Based Care Acquisition, Inc. (5) (6)	Healthcare & HCIT	Revolver	10.59% (S + 5.25%; 1.00% Floor)	09/16/2027	—	(12,264)	(17,276)
Community Based Care Acquisition, Inc. (1) (2)	Healthcare & HCIT	Term Loan	10.59% (S + 5.25%; 1.00% Floor)	09/16/2027	5,261,917	5,185,052	5,156,679
Delaware Valley Management Holdings, Inc. (8)	Healthcare & HCIT	Delayed Draw Term Loan	— (11.50% PIK; 1.00% Floor)	03/21/2024	392,298	348,770	247,540
Delaware Valley Management Holdings, Inc. (5) (8)	Healthcare & HCIT	Delayed Draw Term Loan	— (11.50% PIK; 1.00% Floor)	03/21/2024	558,273	535,558	352,261
Delaware Valley Management Holdings, Inc. (8)	Healthcare & HCIT	Revolver	— (11.50% PIK; 1.00% Floor)	03/21/2024	579,494	541,505	365,661
Delaware Valley Management Holdings, Inc. (8)	Healthcare & HCIT	Term Loan	— (11.50% PIK; 1.00% Floor)	03/21/2024	3,726,832	3,446,462	2,351,631
FH MD Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	10.22% (S + 5.11%; 0.75% Floor)	07/22/2028	5,437,735	5,396,567	4,893,962
GHA Buyer, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.89% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	821,636	814,165	790,825
GHA Buyer, Inc. (5) (6)	Healthcare & HCIT	Revolver	9.89% (S + 4.50%; 3.25% PIK; 1.00% Floor)	06/24/2026	—	(1,847)	(35,665)
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	13.64% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	566,612	561,084	545,364
GHA Buyer, Inc. (1) (4)	Healthcare & HCIT	Term Loan	9.89% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,422,293	5,375,632	5,218,957
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	13.64% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	1,982,100	1,979,311	1,907,772
GHA Buyer, Inc. (4)	Healthcare & HCIT	Term Loan	9.89% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,695,064	4,650,852	4,518,999
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	9.89% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	735,523	726,731	707,940
Honor HN Buyer, Inc (2) (3) (7)	Healthcare & HCIT	Delayed Draw Term Loan	10.95% (S + 5.75%; 1.00% Floor)	10/15/2027	1,648,563	1,624,391	1,648,563
Honor HN Buyer, Inc (3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	11.20% (S + 6.00%; 1.00% Floor)	10/15/2027	1,013,178	984,055	1,013,178
Honor HN Buyer, Inc (5)	Healthcare & HCIT	Revolver	13.00% (P + 4.75%; 1.00% Floor)	10/15/2027	38,012	33,633	38,012
Honor HN Buyer, Inc (1) (2)	Healthcare & HCIT	Term Loan	11.14% (S + 5.75%; 1.00% Floor)	10/15/2027	2,603,645	2,565,994	2,603,645
Medbridge Holdings, LLC (5) (6)	Healthcare & HCIT	Revolver	11.39% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(16,124)	(20,643)
Medbridge Holdings, LLC (1) (2) (4)	Healthcare & HCIT	Term Loan	11.39% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,180,955	15,137,353
Medbridge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	11.39% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	959,422	959,741
Medical Management Resource Group, LLC (1) (7)	Healthcare & HCIT	Delayed Draw Term Loan	10.89% (S + 5.75%; 0.75% Floor)	09/30/2027	1,566,254	1,527,103	1,495,773
Medical Management Resource Group, LLC (5)	Healthcare & HCIT	Revolver	10.95% (S + 5.75%; 0.75% Floor)	09/30/2026	126,566	122,404	112,327
Medical Management Resource Group, LLC (2)	Healthcare & HCIT	Term Loan	10.95% (S + 5.75%; 0.75% Floor)	09/30/2027	3,792,709	3,738,373	3,622,037
Medsuite Purchaser, LLC (5) (6)	Healthcare & HCIT	Delayed Draw Term Loan	9.95% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(35,798)	—
Medsuite Purchaser, LLC (5) (6)	Healthcare & HCIT	Revolver	9.95% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(6,827)	(1,701)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Medsuite Purchaser, LLC (1) (2)	Healthcare & HCIT	Term Loan	9.95% (S + 4.75%; 1.00% Floor)	10/22/2026	$4,758,379	$4,710,632	$4,746,483
OMH-HealthEdge Holdings, LLC (5) (6)	Healthcare & HCIT	Revolver	10.03% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(2,760)	—
OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	3,642,529	3,606,515	3,642,529
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (S + 5.25%; 1.00% Floor)	10/24/2025	2,111,027	2,086,734	2,111,027
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (S + 5.25%; 1.00% Floor)	10/24/2025	958,783	944,884	958,783
Pace Health Companies, LLC (5) (6)	Healthcare & HCIT	Revolver	6.75% (S + 4.50%; 1.00% Floor)	08/02/2024	—	(1,411)	—
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	9.89% (S + 4.50%; 1.00% Floor)	08/02/2024	5,114,338	5,101,539	5,114,338
Pinnacle Dermatology Management, LLC (5)	Healthcare & HCIT	Delayed Draw Term Loan	11.19% (S + 5.75%; 0.75% Floor)	12/08/2028	651,549	639,219	591,776
Pinnacle Dermatology Management, LLC (5)	Healthcare & HCIT	Revolver	9.49% (P + 3.00%)	12/08/2026	322,617	313,268	315,896
Pinnacle Dermatology Management, LLC (1) (2) (4)	Healthcare & HCIT	Term Loan	11.05% (S + 5.75%; 0.75% Floor)	12/08/2028	5,580,466	5,475,966	5,287,491
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	12.16% (S + 6.75%; 1.00% Floor)	01/02/2026	341,878	340,651	335,040
Pinnacle Treatment Centers, Inc. (5)	Healthcare & HCIT	Revolver	12.16% (S + 6.75%; 1.00% Floor)	01/02/2026	146,477	145,220	140,618
Pinnacle Treatment Centers, Inc. (2) (4)	Healthcare & HCIT	Term Loan	12.16% (S + 6.75%; 1.00% Floor)	01/02/2026	4,065,068	4,050,206	3,983,767
Pinnacle Treatment Centers, Inc. (4)	Healthcare & HCIT	Term Loan	12.16% (S + 6.75%; 1.00% Floor)	01/02/2026	147,176	146,280	144,233
Pinnacle Treatment Centers, Inc. (4)	Healthcare & HCIT	Term Loan	12.16% (S + 6.75%; 1.00% Floor)	01/02/2026	285,347	280,015	279,640
Priority Ondemand Midco 2,L.P (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.59% (S + 5.25%; 1.00% Floor)	07/17/2028	119,410	98,427	105,808
Priority Ondemand Midco 2,L.P (1) (2)	Healthcare & HCIT	Term Loan	10.69% (S + 5.25%; 1.00% Floor)	07/17/2028	7,579,793	7,466,892	7,485,046
RCP Encore Acquisition, Inc. (8)	Healthcare & HCIT	Term Loan	— (L + 5.00%; 1.00% Floor)	06/07/2025	3,328,678	3,248,433	33,287
Redwood Family Care Network, Inc. (2) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.61% (S + 5.50%; 1.00% Floor)	06/18/2026	963,354	881,540	919,923
Redwood Family Care Network, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.61% (S + 5.50%; 1.00% Floor)	06/18/2026	5,800,363	5,732,804	5,698,856
Redwood Family Care Network, Inc. (5) (6)	Healthcare & HCIT	Revolver	10.61% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(7,081)	(10,302)
Redwood Family Care Network, Inc. (2) (3) (4)	Healthcare & HCIT	Term Loan	10.61% (S + 5.50%; 1.00% Floor)	06/18/2026	6,634,705	6,554,111	6,518,597
Salisbury House, LLC (5) (6)	Healthcare & HCIT	Revolver	10.78% (S + 5.00%; 1.00% Floor)	08/30/2025	—	(5,002)	(11,209)
Salisbury House, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.78% (S + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,885,484	3,836,049
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.78% (S + 5.50%; 1.00% Floor)	08/30/2025	1,131,385	1,121,807	1,103,100
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.78% (S + 5.50%; 1.00% Floor)	08/30/2025	1,231,322	1,213,721	1,200,539
Sandstone Care Holdings, LLC (2) (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.30% (S + 5.50%; 1.00% Floor)	06/28/2028	99,867	89,216	99,867
Sandstone Care Holdings, LLC (5)	Healthcare & HCIT	Revolver	10.65% (S + 5.50%; 1.00% Floor)	06/28/2028	194,344	180,533	190,222
Sandstone Care Holdings, LLC (1) (4)	Healthcare & HCIT	Term Loan	10.65% (S + 5.50%; 1.00% Floor)	06/28/2028	4,664,266	4,576,406	4,640,945
SCA Buyer, LLC (5)	Healthcare & HCIT	Revolver	11.96% (S + 6.50%; 1.00% Floor)	01/20/2026	515,079	510,065	487,716
SCA Buyer, LLC (2)	Healthcare & HCIT	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	01/20/2026	3,776,175	3,745,772	3,615,687
SIS Purchaser, Inc. (5) (6)	Healthcare & HCIT	Revolver	11.20% (S + 6.00%; 1.00% Floor)	10/15/2026	—	(11,307)	(20,404)
SIS Purchaser, Inc. (1) (2) (4)	Healthcare & HCIT	Term Loan	11.20% (S + 6.00%; 1.00% Floor)	10/15/2026	12,073,170	11,950,300	11,861,889
SIS Purchaser, Inc. (2)	Healthcare & HCIT	Term Loan	11.20% (S + 6.00%; 1.00% Floor)	10/15/2026	2,311,084	2,285,173	2,270,640
Smile Brands, Inc. (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.65% (S + 4.50%; 0.75% Floor)	10/12/2025	480,501	479,436	439,659
Smile Brands, Inc. (5)	Healthcare & HCIT	Revolver	9.82% (P + 3.50%; 1.00% Floor)	10/12/2025	237,820	237,671	216,162
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	9.65% (S + 4.50%; 0.75% Floor)	10/12/2025	1,582,547	1,578,701	1,448,030
Spark DSO LLC (5)	Healthcare & HCIT	Revolver	12.29% (S + 7.25%; 1.00% Floor)	04/20/2026	248,796	237,644	185,215
Spark DSO LLC (1) (3) (4)	Healthcare & HCIT	Term Loan	12.29% (S + 6.65%; 1.00% Floor)	04/19/2026	7,233,791	7,163,041	6,817,848
Telcor Buyer, Inc. (5) (6)	Healthcare & HCIT	Revolver	9.69% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,043)	(5,815)
Telcor Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.69% (L + 4.50%; 1.00% Floor)	08/20/2027	7,921,215	7,838,320	7,762,790
The Center for Orthopedic and Research Excellence, Inc. (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.90% (S + 5.50%; 1.00% Floor)	08/15/2025	1,726,397	1,711,625	1,696,185
The Center for Orthopedic and Research Excellence, Inc. (5)	Healthcare & HCIT	Delayed Draw Term Loan	10.90% (S + 5.50%; 1.00% Floor)	08/15/2025	531,168	518,741	514,093
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.70% (S + 5.50%; 1.00% Floor)	08/15/2025	1,135,774	1,132,247	1,115,898
The Center for Orthopedic and Research Excellence, Inc. (5)	Healthcare & HCIT	Revolver	10.70% (S + 5.50%; 1.00% Floor)	08/15/2025	552,426	547,973	540,341
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare & HCIT	Term Loan	10.74% (S + 5.50%; 1.00% Floor)	08/15/2025	3,216,089	3,179,195	3,159,807
The Center for Orthopedic and Research Excellence, Inc. (1) (4)	Healthcare & HCIT	Term Loan	10.70% (S + 5.50%; 1.00% Floor)	08/15/2025	4,818,619	4,784,912	4,734,293

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
West Dermatology (5) (6)	Healthcare & HCIT	Delayed Draw Term Loan	12.90% (S + 7.25%; 1.00% Floor)	03/17/2028	$—	$(30,762)	$(279,883)
West Dermatology (5) (6)	Healthcare & HCIT	Revolver	12.90% (S + 7.25%; 1.00% Floor)	03/17/2028	—	(20,526)	(105,733)
West Dermatology (1) (2) (3) (4)	Healthcare & HCIT	Term Loan	12.90% (S + 7.25%; 1.00% Floor)	03/17/2028	11,305,471	11,180,596	10,344,506
Activ Software Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	11.32% (S + 6.25%; 1.00% Floor)	05/04/2027	630,802	613,949	611,878
Activ Software Holdings, LLC (5) (6)	Software & Tech Services	Revolver	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(8,435)	(19,465)
Activ Software Holdings, LLC (1)	Software & Tech Services	Term Loan	11.28% (S + 6.25%; 1.00% Floor)	05/04/2027	2,523,209	2,455,796	2,447,512
Activ Software Holdings, LLC (1) (2) (3) (4)	Software & Tech Services	Term Loan	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	7,948,255	7,847,571	7,709,807
Admiral Buyer, Inc (5) (6)	Software & Tech Services	Delayed Draw Term Loan	10.74% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(12,828)	—
Admiral Buyer, Inc (5) (6)	Software & Tech Services	Revolver	10.74% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(9,172)	—
Admiral Buyer, Inc (1) (2) (3)	Software & Tech Services	Term Loan	10.74% (S + 5.50%; 0.75% Floor)	05/08/2028	5,813,353	5,718,319	5,813,353
AMI US Holdings, Inc. (5)	Software & Tech Services	Revolver	10.45% (S + 5.25%)	04/01/2024	131,353	127,779	131,353
AMI US Holdings, Inc. (1) (3)	Software & Tech Services	Term Loan	10.45% (S + 5.25%; 1.00% Floor)	04/01/2025	7,965,440	7,908,426	7,965,440
Avalara, Inc. (5) (6)	Software & Tech Services	Revolver	12.49% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(23,644)	(21,308)
Avalara, Inc. (1) (4)	Software & Tech Services	Term Loan	12.49% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,417,287	10,440,673
Avetta, LLC (5) (6)	Software & Tech Services	Revolver	11.02% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(1,306)	(4,944)
Avetta, LLC (1)	Software & Tech Services	Term Loan	11.02% (L + 5.75%; 1.00% Floor)	04/10/2024	4,174,231	4,158,825	4,132,489
Avetta, LLC (1) (4)	Software & Tech Services	Term Loan	11.02% (L + 5.75%; 1.00% Floor)	04/10/2024	3,170,317	3,154,328	3,138,613
Avetta, LLC (2)	Software & Tech Services	Term Loan	11.02% (L + 5.75%; 1.00% Floor)	04/10/2024	6,734,288	6,695,455	6,666,945
Bonterra, LLC (5) (6)	Software & Tech Services	Delayed Draw Term Loan	11.79% (L + 6.25%; 0.75% Floor)	09/08/2027	—	(13,522)	(42,354)
Bonterra, LLC (5)	Software & Tech Services	Revolver	11.79% (L + 6.25%; 0.75% Floor)	09/08/2027	1,133,230	1,121,037	1,104,436
Bonterra, LLC (1) (2) (3) (4)	Software & Tech Services	Term Loan	11.79% (L + 6.25%; 0.75% Floor)	09/08/2027	15,921,710	15,761,898	15,523,667
Brightspot Buyer, Inc (5) (6)	Software & Tech Services	Revolver	11.84% (S + 6.50%; 0.75% Floor)	11/16/2027	—	(10,028)	(17,007)
Brightspot Buyer, Inc (1) (4)	Software & Tech Services	Term Loan	11.84% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,140,116	5,085,182
Brightspot Buyer, Inc (4)	Software & Tech Services	Term Loan	11.84% (S + 6.75%; 0.75% Floor)	11/16/2027	1,448,598	1,414,570	1,412,383
BSI2 Hold Nettle, LLC (5)	Software & Tech Services	Revolver	9.84% (S + 4.75%; 0.75% Floor)	06/30/2028	294,461	287,058	284,155
BSI2 Hold Nettle, LLC (2) (4)	Software & Tech Services	Term Loan	10.09% (S + 4.75%; 0.75% Floor)	06/30/2028	4,676,045	4,617,261	4,594,214
BusinesSolver.com, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.84% (S + 5.50%; 0.75% Floor)	12/01/2027	169,030	161,003	134,281
BusinesSolver.com, Inc. (2) (4)	Software & Tech Services	Term Loan	10.84% (S + 5.50%; 0.75% Floor)	12/01/2027	7,287,713	7,233,416	7,123,740
Certify, Inc (4)	Software & Tech Services	Delayed Draw Term Loan	10.70% (S + 5.50%; 1.00% Floor)	02/28/2024	479,627	478,462	479,627
Certify, Inc	Software & Tech Services	Delayed Draw Term Loan	10.70% (S + 5.50%; 1.00% Floor)	02/28/2024	399,689	398,567	399,689
Certify, Inc (5)	Software & Tech Services	Revolver	10.70% (S + 5.50%; 1.00% Floor)	02/28/2024	39,969	39,895	39,969
Certify, Inc (1) (4)	Software & Tech Services	Term Loan	10.70% (S + 5.50%; 1.00% Floor)	02/28/2024	3,916,954	3,906,265	3,916,954
Community Brands Parentco, LLC (5) (6)	Software & Tech Services	Delayed Draw Term Loan	10.70% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(6,516)	(20,860)
Community Brands Parentco, LLC (5) (6)	Software & Tech Services	Revolver	10.70% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(6,523)	(14,602)
Community Brands Parentco, LLC (1) (2)	Software & Tech Services	Term Loan	10.70% (S + 5.50%; 0.75% Floor)	02/24/2028	7,003,872	6,890,583	6,758,737
Coupa Holdings, LLC (5) (6)	Software & Tech Services	Delayed Draw Term Loan	12.60% (S + 7.50%; 0.75% Floor)	02/27/2030	—	(11,850)	(11,850)
Coupa Holdings, LLC (5) (6)	Software & Tech Services	Revolver	12.60% (S + 7.50%; 0.75% Floor)	02/27/2029	—	(18,147)	(18,147)
Coupa Holdings, LLC (1) (2) (3)	Software & Tech Services	Term Loan	12.60% (S + 7.50%; 0.75% Floor)	02/27/2030	10,617,824	10,355,560	10,352,378
Datacor, Inc. (2) (5)	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 5.75%; 1.00% Floor)	12/29/2025	1,113,561	1,089,441	1,081,745
Datacor, Inc. (5) (6)	Software & Tech Services	Revolver	10.85% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(6,393)	(14,487)
Datacor, Inc. (1) (2) (4)	Software & Tech Services	Term Loan	10.85% (S + 5.75%; 1.00% Floor)	12/29/2025	13,841,011	13,645,023	13,529,588
Degreed, Inc. (5) (6)	Software & Tech Services	Delayed Draw Term Loan	12.20% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	—	(3,222)	(31,306)
Degreed, Inc. (5) (6)	Software & Tech Services	Delayed Draw Term Loan	12.20% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(10,230)	(23,129)
Degreed, Inc. (5) (6)	Software & Tech Services	Revolver	12.20% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	—	(1,228)	(11,490)
Degreed, Inc. (4)	Software & Tech Services	Term Loan	12.20% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	2,808,520	2,798,438	2,731,286
Degreed, Inc. (4)	Software & Tech Services	Term Loan	12.20% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	5,200,673	5,179,473	5,057,654
Dispatch Track, LLC (5) (6)	Software & Tech Services	Revolver	9.69% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(1,355)	(3,019)
Dispatch Track, LLC (1) (2)	Software & Tech Services	Term Loan	9.69% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,795,851	9,751,437
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	9.45% (S + 4.25%)	07/30/2025	3,274,994	3,269,890	3,234,057
EET Buyer, Inc. (5) (6)	Software & Tech Services	Revolver	11.67% (S + 6.50%; 0.75% Floor)	11/08/2027	—	(18,471)	(28,507)
EET Buyer, Inc. (3)	Software & Tech Services	Term Loan	11.67% (S + 6.50%; 0.75% Floor)	11/08/2027	4,150,025	4,049,237	4,035,899
EET Buyer, Inc. (2) (3) (4)	Software & Tech Services	Term Loan	11.67% (S + 6.50%; 0.75% Floor)	11/08/2027	6,821,588	6,721,882	6,633,994
Exterro, Inc. (5)	Software & Tech Services	Revolver	12.75% (P + 4.50%; 1.00% Floor)	05/31/2024	369,281	351,114	369,281
Exterro, Inc. (1)	Software & Tech Services	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,783,968	2,793,450
Exterro, Inc. (1) (2) (4)	Software & Tech Services	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,200,464	6,237,900
Exterro, Inc. (1) (2)	Software & Tech Services	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,763,168	5,809,123

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Faithlife, LLC (1) (2)	Software & Tech Services	Delayed Draw Term Loan	10.84% (S + 5.50%; 1.00% Floor)	09/18/2025	$708,304	$702,061	$708,304
Faithlife, LLC (5) (6)	Software & Tech Services	Revolver	10.84% (S + 5.50%; 1.00% Floor)	09/18/2025	—	(2,503)	—
Faithlife, LLC (1) (2)	Software & Tech Services	Term Loan	10.84% (S + 5.50%; 1.00% Floor)	09/18/2025	304,180	301,433	304,180
Fusion Holding Corp (5) (6)	Software & Tech Services	Revolver	11.59% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(26,255)	(20,688)
Fusion Holding Corp (1) (2) (3) (4)	Software & Tech Services	Term Loan	11.59% (S + 6.25%; 0.75% Floor)	09/15/2029	16,810,586	16,460,552	16,558,427
Fusion Risk Management, Inc. (5) (6)	Software & Tech Services	Revolver	12.13% (S + 7.00%; 1.00% Floor)	05/22/2029	—	(16,508)	(16,801)
Fusion Risk Management, Inc. (4)	Software & Tech Services	Term Loan	12.13% (S + 7.00%; 1.00% Floor)	05/22/2029	7,000,419	6,862,854	6,860,410
G Treasury SS, LLC (5) (6)	Software & Tech Services	Delayed Draw Term Loan	11.23% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(18,286)	(18,294)
G Treasury SS, LLC (5) (6)	Software & Tech Services	Delayed Draw Term Loan	11.23% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(11,429)	(11,434)
G Treasury SS, LLC (5) (6)	Software & Tech Services	Revolver	11.23% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(18,286)	(18,294)
G Treasury SS, LLC (1) (4)	Software & Tech Services	Term Loan	11.23% (S + 6.00%; 1.00% Floor)	06/29/2029	3,658,885	3,604,020	3,619,002
Genesis Acquisition Co. (4)	Software & Tech Services	Revolver	10.24% (S + 5.00%; 1.00% Floor)	07/31/2025	202,400	201,640	200,376
Genesis Acquisition Co.	Software & Tech Services	Term Loan	10.24% (S + 5.00%; 1.00% Floor)	07/31/2025	343,487	340,052	340,052
Genesis Acquisition Co. (1) (2)	Software & Tech Services	Term Loan	10.24% (S + 5.00%; 1.00% Floor)	07/31/2025	3,651,039	3,622,528	3,614,528
Greenhouse Software, Inc. (5) (6)	Software & Tech Services	Revolver	12.24% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(17,223)	(21,564)
Greenhouse Software, Inc. (5) (6)	Software & Tech Services	Revolver	12.24% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(13,094)	(10,579)
Greenhouse Software, Inc. (4)	Software & Tech Services	Term Loan	12.24% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,202,693	12,160,250
Greenhouse Software, Inc. (1) (4)	Software & Tech Services	Term Loan	12.24% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,192,551	14,254,085
Gryphon-Redwood Acquisition LLC (5) (6)	Software & Tech Services	Delayed Draw Term Loan	9.24% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	—	(24,218)	(11,895)
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	9.24% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,611,583	3,559,003	3,584,496
GS AcquisitionCo, Inc. (5)	Software & Tech Services	Revolver	11.14% (S + 5.75%; 1.00% Floor)	05/22/2026	152,233	150,987	137,390
GS AcquisitionCo, Inc. (1) (2) (4)	Software & Tech Services	Term Loan	11.14% (S + 5.75%; 1.00% Floor)	05/22/2026	9,430,337	9,409,133	9,123,851
Hirevue, Inc. (5) (6)	Software & Tech Services	Revolver	12.34% (S + 7.25%; 1.00% Floor)	05/03/2029	—	(40,097)	(41,154)
Hirevue, Inc. (2) (3)	Software & Tech Services	Term Loan	12.34% (S + 7.25%; 1.00% Floor)	05/03/2029	12,934,244	12,613,861	12,610,888
Iodine Software, LLC (5) (6)	Software & Tech Services	Delayed Draw Term Loan	11.20% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(36,520)	—
Iodine Software, LLC (2) (4)	Software & Tech Services	Delayed Draw Term Loan	11.20% (S + 6.00%; 1.00% Floor)	05/19/2027	7,915,927	7,811,704	7,816,978
Iodine Software, LLC (5) (6)	Software & Tech Services	Revolver	11.20% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(14,295)	(13,613)
Iodine Software, LLC (1) (2)	Software & Tech Services	Term Loan	11.20% (S + 6.00%; 1.00% Floor)	05/19/2027	5,254,876	5,185,900	5,189,190
Kaseya Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	8.86% (S + 3.75%; 2.50% PIK; 0.75% Floor)	06/25/2029	38,843	30,415	22,924
Kaseya Inc. (5)	Software & Tech Services	Revolver	8.86% (S + 3.75%; 2.50% PIK; 0.75% Floor)	06/25/2029	159,194	155,107	138,499
Kaseya Inc. (1) (2) (3)	Software & Tech Services	Term Loan	8.85% (S + 5.75%; 0.75% Floor)	06/25/2029	10,506,804	10,375,930	10,165,333
Mavenlink, Inc. (5)	Software & Tech Services	Revolver	10.80% (S + 5.50%; 0.75% Floor)	06/03/2027	715,926	690,080	680,130
Mavenlink, Inc. (1) (4)	Software & Tech Services	Term Loan	10.82% (L + 5.50%; 0.75% Floor)	06/03/2027	15,034,451	14,812,119	14,733,762
Moon Buyer, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.34% (S + 5.00%; 1.00% Floor)	04/21/2027	578,987	575,820	551,485
Moon Buyer, Inc. (5)	Software & Tech Services	Revolver	10.39% (S + 5.00%; 1.00% Floor)	04/21/2027	465,517	454,293	410,237
Moon Buyer, Inc. (1) (2) (3) (4)	Software & Tech Services	Term Loan	10.34% (S + 5.00%; 1.00% Floor)	04/21/2027	6,272,844	6,211,550	5,974,884
Mykaarma Acquisition LLC (5) (6)	Software & Tech Services	Revolver	8.00% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(9,388)	(8,898)
Mykaarma Acquisition LLC (2) (4)	Software & Tech Services	Term Loan	8.00% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,219,971	6,122,277	6,126,672
Navigate360, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	11.25% (S + 6.00%; 1.00% Floor)	03/17/2027	1,799,110	1,779,872	1,776,621
Navigate360, LLC	Software & Tech Services	Revolver	11.19% (S + 6.00%; 1.00% Floor)	03/17/2027	604,235	595,212	596,682
Navigate360, LLC (4)	Software & Tech Services	Term Loan	11.25% (S + 6.00%; 1.00% Floor)	03/17/2027	4,176,775	4,112,314	4,124,566
Navigate360, LLC (2) (3)	Software & Tech Services	Term Loan	11.25% (S + 6.00%; 1.00% Floor)	03/17/2027	2,254,438	2,215,221	2,226,258
Netwrix Corporation And Concept Searching Inc. (5) (6)	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(3,201)	(21,340)
Netwrix Corporation And Concept Searching Inc. (5)	Software & Tech Services	Revolver	10.24% (S + 5.00%; 0.75% Floor)	06/11/2029	193,689	191,517	185,941
Netwrix Corporation And Concept Searching Inc. (1) (2) (3)	Software & Tech Services	Term Loan	10.30% (S + 5.00%; 0.75% Floor)	06/11/2029	9,834,984	9,814,576	9,736,634
Ping Identity Corporation (5) (6)	Software & Tech Services	Revolver	12.08% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(26,691)	(24,067)
Ping Identity Corporation (1) (2) (3) (4)	Software & Tech Services	Term Loan	12.08% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,760,941	11,792,776
Ranger Buyer, Inc. (5) (6)	Software & Tech Services	Revolver	10.45% (S + 5.50%; 0.75% Floor)	11/18/2027	—	(17,810)	(26,983)
Ranger Buyer, Inc. (1) (2) (4)	Software & Tech Services	Term Loan	10.45% (S + 5.25%; 0.75% Floor)	11/17/2028	14,210,905	13,980,325	13,891,160
Sauce Labs, Inc. (4)	Software & Tech Services	Delayed Draw Term Loan	11.15% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,929,737	1,902,975	1,886,318
Sauce Labs, Inc. (5) (6)	Software & Tech Services	Delayed Draw Term Loan	10.65% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(19,579)	(29,594)
Sauce Labs, Inc. (5) (6)	Software & Tech Services	Revolver	10.65% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(17,853)	(28,841)
Sauce Labs, Inc. (4)	Software & Tech Services	Term Loan	10.65% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	7,522,091	7,403,841	7,352,844

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Saviynt, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	12.70% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	$1,836,331	$1,699,341	$1,698,970
Saviynt, Inc. (5) (6)	Software & Tech Services	Revolver	12.70% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	—	(13,699)	(13,720)
Saviynt, Inc. (1) (4)	Software & Tech Services	Term Loan	9.20% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	18,634,474	18,208,685	18,215,199
ScyllaDB, Inc. (5) (6)	Software & Tech Services	Delayed Draw Term Loan	11.59% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,779)	(4,956)
ScyllaDB, Inc. (5) (6)	Software & Tech Services	Revolver	11.59% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,224)	(3,304)
ScyllaDB, Inc. (4)	Software & Tech Services	Term Loan	11.59% (S + 6.50%; 1.00% Floor)	09/08/2027	2,643,348	2,584,099	2,610,306
Securonix, Inc. (5) (6)	Software & Tech Services	Revolver	11.42% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(21,536)	(84,609)
Securonix, Inc. (1) (4)	Software & Tech Services	Term Loan	11.42% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,427,943	8,076,267
Serrano Parent, LLC (5) (6)	Software & Tech Services	Revolver	11.59% (S + 6.50%; 1.00% Floor)	05/13/2030	—	(51,182)	(52,150)
Serrano Parent, LLC (1) (2) (3) (4)	Software & Tech Services	Term Loan	11.59% (S + 6.50%; 1.00% Floor)	05/13/2030	21,207,477	20,685,707	20,677,290
Sirsi Corporation (5) (6)	Software & Tech Services	Revolver	9.70% (S + 4.50%; 1.00% Floor)	03/15/2024	—	(1,269)	(1,384)
Sirsi Corporation (1) (2)	Software & Tech Services	Term Loan	9.70% (S + 4.50%; 1.00% Floor)	03/15/2024	6,449,050	6,433,206	6,432,927
Smartlinx Solutions, LLC (7)	Software & Tech Services	Revolver	10.50% (S + 5.25%; 1.00% Floor)	03/04/2026	519,484	517,124	519,484
Smartlinx Solutions, LLC (1) (2) (4)	Software & Tech Services	Term Loan	10.35% (S + 5.25%; 1.00% Floor)	03/04/2026	5,591,430	5,540,152	5,591,430
Smartlinx Solutions, LLC (4)	Software & Tech Services	Term Loan	10.35% (S + 5.25%; 1.00% Floor)	03/04/2026	490,658	482,745	493,112
Soladoc, LLC (5) (6)	Software & Tech Services	Delayed Draw Term Loan	10.62% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(19,528)	(53,003)
Soladoc, LLC (5) (6)	Software & Tech Services	Revolver	10.62% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(9,773)	(19,140)
Soladoc, LLC (1) (4)	Software & Tech Services	Term Loan	10.62% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,793,730	5,697,825
SugarCRM, Inc. (5) (6)	Software & Tech Services	Revolver	11.70% (S + 6.50%; 1.00% Floor)	07/31/2024	—	(1,016)	(3,102)
SugarCRM, Inc. (1) (4)	Software & Tech Services	Term Loan	11.70% (S + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,250,945	4,226,136
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.44% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,500,578	3,494,044
Sundance Group Holdings, Inc. (5)	Software & Tech Services	Revolver	11.52% (S + 6.25%; 1.00% Floor)	07/02/2027	331,077	311,892	309,793
Sundance Group Holdings, Inc. (3)	Software & Tech Services	Term Loan	11.61% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	451,584	456,833
Sundance Group Holdings, Inc. (1) (2)	Software & Tech Services	Term Loan	11.41% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,666,124	11,646,815
Swiftpage, Inc. (5) (6)	Software & Tech Services	Revolver	11.70% (S + 6.50%; 1.00% Floor)	12/13/2023	—	(343)	(3,943)
Swiftpage, Inc. (3)	Software & Tech Services	Term Loan	11.70% (S + 6.50%; 1.00% Floor)	12/13/2023	221,672	222,130	217,793
Swiftpage, Inc. (2) (3)	Software & Tech Services	Term Loan	11.70% (S + 6.50%; 1.00% Floor)	12/13/2023	2,408,071	2,413,543	2,365,929
Sysnet North America, Inc. (1) (2) (4)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/01/2026	8,817,002	8,753,843	8,640,662
Telesoft Holdings, LLC (5) (7)	Software & Tech Services	Revolver	10.95% (P + 4.75%)	12/16/2025	115,394	109,801	101,965
Telesoft Holdings, LLC (2) (4)	Software & Tech Services	Term Loan	10.95% (S + 5.75%; 1.00% Floor)	12/16/2025	5,774,683	5,719,174	5,644,753
TRGRP, Inc. (5)	Software & Tech Services	Revolver	12.39% (S + 4.50%; 2.50% PIK; 1.00% Floor)	06/10/2024	33,333	32,881	33,333
TRGRP, Inc. (2) (4)	Software & Tech Services	Term Loan	9.89% (S + 4.50%; 2.50% PIK; 1.00% Floor)	06/10/2024	5,092,872	5,076,884	5,092,872
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	9.89% (L + 4.50%; 2.50% PIK; 1.00% Floor)	06/10/2024	1,137,533	1,135,745	1,137,533
TRGRP, Inc. (2)	Software & Tech Services	Term Loan	9.89% (L + 4.50%; 2.50% PIK; 1.00% Floor)	06/10/2024	2,388,568	2,382,693	2,388,568
Unanet, Inc. (5) (6)	Software & Tech Services	Delayed Draw Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(34,475)	(18,952)
Unanet, Inc. (5) (6)	Software & Tech Services	Revolver	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(25,270)	(18,952)
Unanet, Inc. (2) (4)	Software & Tech Services	Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	12,003,044	11,784,600	11,822,998
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	11.86% (S + 6.50%; 1.00% Floor)	04/30/2027	322,391	319,217	316,749
Ungerboeck Systems International, LLC (4)	Software & Tech Services	Delayed Draw Term Loan	11.86% (S + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	678,705
Ungerboeck Systems International, LLC (4) (5) (7)	Software & Tech Services	Delayed Draw Term Loan	11.83% (L + 6.50%; 1.00% Floor)	04/30/2027	432,770	428,491	424,416
Ungerboeck Systems International, LLC (5)	Software & Tech Services	Revolver	11.70% (S + 6.50%; 1.00% Floor)	04/30/2027	48,936	46,263	44,922
Ungerboeck Systems International, LLC (1) (4)	Software & Tech Services	Term Loan	11.86% (S + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,690,974	2,669,724
Ungerboeck Systems International, LLC (4)	Software & Tech Services	Term Loan	11.89% (S + 6.50%; 1.00% Floor)	04/30/2027	136,383	133,937	133,996
Vectra AI, Inc. (1)	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.25%; 1.00% Floor)	03/02/2028	1,163,793	1,148,427	1,140,517
Vectra AI, Inc. (5) (6)	Software & Tech Services	Revolver	11.56% (S + 6.25%; 1.00% Floor)	03/02/2028	—	(3,177)	(4,655)
Vectra AI, Inc. (1) (4)	Software & Tech Services	Term Loan	11.56% (S + 6.25%; 1.00% Floor)	03/02/2028	5,552,870	5,463,921	5,441,813
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.18% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,139,590	6,086,767
Vehlo Purchaser, LLC (5)	Software & Tech Services	Revolver	10.25% (S + 5.00%; 0.75% Floor)	05/24/2028	247,807	232,536	226,124
Vehlo Purchaser, LLC (1) (2) (4)	Software & Tech Services	Term Loan	10.18% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,026,713	21,912,362
Velocity Purchaser Corporation (5) (6)	Software & Tech Services	Revolver	11.70% (S + 6.50%; 1.00% Floor)	12/02/2024	—	(279)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	11.70% (S + 6.50%; 1.00% Floor)	12/02/2024	577,329	576,374	577,329

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Velocity Purchaser Corporation (1) (2)	Software & Tech Services	Term Loan	11.70% (S + 6.50%; 1.00% Floor)	12/02/2024	$4,584,544	$4,571,441	$4,584,544
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	11.70% (S + 6.50%; 1.00% Floor)	12/02/2024	2,320,884	2,317,776	2,320,884
Veracross LLC (1)	Software & Tech Services	Delayed Draw Term Loan	12.20% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	1,685,964	1,652,623	1,652,244
Veracross LLC (5) (6)	Software & Tech Services	Revolver	7.39% (S + 2.00%; 4.75% PIK; 1.00% Floor)	12/28/2027	—	(16,825)	(22,251)
Veracross LLC (4)	Software & Tech Services	Term Loan	7.39% (S + 2.00%; 4.75% PIK; 1.00% Floor)	12/28/2027	13,230,829	13,045,725	12,966,213
Vhagar Purchaser, LLC (3)	Software & Tech Services	Term Loan	12.24% (S + 7.00%; 1.00% Floor)	06/11/2029	3,360,201	3,260,363	3,259,395
Vhagar Purchaser, LLC. (5) (6)	Software & Tech Services	Delayed Draw Term Loan	12.24% (S + 7.00%; 1.00% Floor)	06/11/2029	—	(11,092)	(11,201)
Vhagar Purchaser, LLC. (5) (6)	Software & Tech Services	Revolver	12.24% (S + 7.00%; 1.00% Floor)	06/11/2029	—	(11,093)	(11,201)
Zendesk, Inc. (5) (6)	Software & Tech Services	Delayed Draw Term Loan	8.75% (S + 3.50%; 3.50% PIK; 0.75% Floor)	11/22/2028	—	(30,058)	(8,334)
Zendesk, Inc. (5) (6)	Software & Tech Services	Revolver	8.75% (S + 3.50%; 3.50% PIK; 0.75% Floor)	11/22/2028	—	(24,744)	(17,158)
Zendesk, Inc. (1) (2) (4)	Software & Tech Services	Term Loan	8.75% (S + 3.50%; 3.50% PIK; 0.75% Floor)	11/22/2028	13,450,775	13,200,739	13,282,640
Dillon Logistics, Inc. (8)	Transport & Logistics	Revolver	— (P + 6.00%; 2.00% Floor)	12/11/2023	880,789	776,403	—
Dillon Logistics, Inc. (8)	Transport & Logistics	Term Loan	— (P + 6.00%; 2.00% Floor)	12/11/2023	3,023,808	2,553,023	—

Total U.S. 1st Lien/Senior Secured Debt						1,198,345,811	1,166,694,872

2nd Lien/Junior Secured Debt - 2.16%
Conterra Ultra Broadband Holdings, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	13.71% (S + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,482,784	6,488,678
Symplr Software, Inc. (1) (3)	Healthcare & HCIT	Term Loan	13.02% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,086,999	2,778,438
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	12.95% (S + 7.50%)	04/17/2026	1,230,107	1,218,548	1,168,601

Total U.S. 2nd Lien/Junior Secured Debt						10,788,331	10,435,717

Total U.S. Corporate Debt						1,209,134,142	1,177,130,589

Canadian Corporate Debt - 4.95%

1st Lien/Senior Secured Debt - 4.95%
McNairn Holdings Ltd. (1) (9)	Business Services	Term Loan	11.73% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	737,343	728,639	731,813
Syntax Systems Ltd (1) (2) (9)	Digital Infrastructure & Services	Term Loan	10.94% (L + 5.75%; 0.75% Floor)	10/29/2028	8,729,120	8,660,732	8,336,309
Syntax Systems Ltd (5) (9)	Digital Infrastructure & Services	Revolver	10.94% (L + 5.75%; 0.75% Floor)	10/29/2026	649,103	642,559	605,289
Syntax Systems Ltd (5) (6) (9)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.94% (L + 5.75%; 0.75% Floor)	10/29/2028	—	(18,702)	(109,536)
Banneker V Acquisition, Inc. (1) (2) (4) (9)	Software & Tech Services	Term Loan	12.70% (S + 7.50%; 1.00% Floor)	12/04/2025	13,258,433	13,034,565	12,926,972
Banneker V Acquisition, Inc. (5) (9)	Software & Tech Services	Revolver	12.74% (S + 7.50%; 1.00% Floor)	12/04/2025	478,231	459,746	455,814
Banneker V Acquisition, Inc. (2) (9)	Software & Tech Services	Delayed Draw Term Loan	12.70% (S + 7.50%; 1.00% Floor)	12/04/2025	1,024,233	1,014,117	998,627

Total Canadian 1st Lien/Senior Secured Debt						24,521,656	23,945,288

Total Canadian Corporate Debt						24,521,656	23,945,288

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
U.S. Preferred Stock - 2.02%
Ntiva Investments, LLC (MSP Global Holdings, Inc) (11)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$272,826	$306,649
Bowline Topco LLC ^^ (11) (12)	LLC Units	Energy	08/09/2021	2,946,390	—	264,486
Alphasense, Inc. (9) (11)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	633,076
Concerto Health AI Solutions, LLC (11) (12)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	353,458
Datarobot, Inc. (11)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	74,963
Datarobot, Inc. (11)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	329,334
Degreed, Inc. (11)	Series D	Software & Tech Services	04/30/2021	16,943	278,308	268,519
Degreed, Inc. (11)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	372,505
Heap, Inc. (11)	Series C	Software & Tech Services	05/21/2019	189,617	696,352	1,022,572
Heap, Inc. (11)	Series D	Software & Tech Services	11/24/2021	17,425	147,443	148,936
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (11)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,485,833
Netskope, Inc. (11)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	394,625
Phenom People, Inc. (11)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	431,871
Protoscale Rubrik, LLC (11)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	676,994
Swyft Parent Holdings LP (11) (12)	LP Interests	Software & Tech Services	02/07/2022	850,470	758,389	891,266

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
Symplr Software Intermediate Holdings, Inc. (11)	Series A	Software & Tech Services	11/30/2018	1,196	$1,160,532	$2,007,282
Vectra AI, Inc (11)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	104,677

Total U.S. Preferred Stock					7,253,950	9,767,046
U.S. Common Stock - 1.74%
Global Radar Holdings, LLC (11) (12)	Earn Out	Business Services	11/08/2022	125	—	—
AEG Holding Company, Inc. (11)	Class A	Consumer Discretionary	11/20/2017	320	321,309	253,510
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (11)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	134,437
8x8, Inc. (9) (11) (13)	Common Units	Digital Infrastructure & Services		7,886	170,890	33,358
Avant Communications, LLC (11) (12)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	340,852
MSP Global Holdings, Inc. (11)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,110	65,863
NEPCORE Parent Holdings, LLC (11)	Class A	Digital Infrastructure & Services	10/21/2021	98	97,884	74,828
Neutral Connect, LLC (11)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,931	331,734
Race Hometown Purchaser, LLC (11)	Class A	Digital Infrastructure & Services	01/09/2023	705,827	705,827	750,196
Thrive Parent, LLC (11)	Class L	Digital Infrastructure & Services	01/22/2021	102,108	271,128	460,584
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (11)	Class B	Healthcare & HCIT	09/30/2021	34,492	34,492	35,735
American Outcomes Management, L.P. (11) (12)	Class A	Healthcare & HCIT	02/17/2022	290,393	290,393	549,550
Community Based Care Holdings, LP (11)	LP Interests	Healthcare & HCIT	01/03/2022	179	178,916	224,553
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (11)	Class A	Healthcare & HCIT	03/31/2022	86,555	86,555	85,077
INH Group Holdings, Inc. (11)	Class A	Healthcare & HCIT	01/31/2019	484,552	484,552	8,229
RCFN Parent, LP (People’s Care) (11)	Class A	Healthcare & HCIT	06/18/2021	77	78,284	81,006
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (11)	LP Interests	Healthcare & HCIT	10/14/2021	590,203	590,203	960,517
SBS Super Holdings, LLC ^^^ (11)	Class A	Healthcare & HCIT	05/12/2023	21	—	—
SBS Super Holdings, LLC ^^^ (11)	Class B	Healthcare & HCIT	05/12/2023	100	10	—
Brightspot Holdco, LLC (11)	LLC Units	Software & Tech Services	11/16/2021	433,207	433,207	459,468
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (11)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	165,054
Human Security (11)	Common Shares	Software & Tech Services	07/29/2022	329,116	953,133	908,762
Moon Topco, L.P. (Radiant Logic, Inc.) (11)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	36,603
Mykaarma Acquisition LLC (11)	Class A	Software & Tech Services	03/21/2022	257,031	257,031	302,245
Ranger Lexipol Holdings, LLC (11)	Class A	Software & Tech Services	11/18/2021	433	355,837	433,875
Ranger Lexipol Holdings, LLC (11)	Class B	Software & Tech Services	11/18/2021	433	77,371	172,446
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (11)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	260,283
Stripe, Inc. (11)	Class B	Software & Tech Services	05/17/2021	4,158	166,854	84,179
Swyft Parent Holdings LP (11) (12)	LP Interests	Software & Tech Services	02/07/2022	4,485	53,049	68,233
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (11)	LP Interests	Transport & Logistics	02/05/2021	193,770	53,301	281,012
REP RO Coinvest IV A Blocker (Road One) (11)	Class A	Transport & Logistics	12/28/2022	66,441,840	664,418	865,804

Total U.S. Common Stock					7,511,429	8,427,993
U.S. Warrants - 0.23%
Alphasense, Inc., expire 05/29/2027 (9) (11)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	761,733
Degreed, Inc., expire 04/11/2028 (11)	Series D	Software & Tech Services	04/11/2021	7,624	—	15,082
Degreed, Inc., expire 05/31/2026 (11)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	107,168
Degreed, Inc., expire 08/18/2029 (11)	Common Shares	Software & Tech Services	08/18/2022	9,374	—	45,253
ScyllaDB, Inc., expire 09/08/2032 (11)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	87,088
Vectra AI, Inc., expire 03/18/2031 (11)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	76,767

Total U.S. Warrants					184,077	1,093,091
United Kingdom Warrants - 0.06%
GlobalWebIndex, Inc., expire 12/30/2027 (11)	Preferred Units	Software & Tech Services	12/30/2020	11,776	159,859	294,721

Total United Kingdom Warrants					159,859	294,721

Portfolio Company	Class/Series			Shares	Cost	Fair Value
Investment Companies - 1.43%
Orangewood WWB Co-Invest, L.P. (11) (14)	LP Interests			829,314	$829,314	$995,177
ORCP III Triton Co-Investors, L.P. (11) (14)	LP Interests			341,592	98,394	591,296
AB Equity Investors, L.P. (11) (14)	LP Interests			2,059,293	2,059,292	2,337,165
Falcon Co-Investment Partners, L.P. (11) (14)	LP Interests			812,734	812,734	813,547
GHP E Aggregator, LLC (11) (14)	LLC Units			417,813	186,588	626,719
GHP SPV 2, L.P. (9) (11) (14)	LP Interests			271,942	271,942	272,703
Magenta Blocker Aggregator, LP (11) (14)	Class A			821,396	676,978	1,016,067

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of June 30, 2023 (continued)
(Unaudited)

Portfolio Company	Class/Series				Shares	Cost	Fair Value
Palms Co-Investment Partners, L.P. (11) (14)	LP Interests				261,450	$261,450	$261,450

						5,196,692	6,914,124
Total Investment Companies						5,196,692	6,914,124

TOTAL INVESTMENTS - 253.7 5% (15)						$1,253,961,805	$1,227,572,852

Portfolio Company		Industry			Shares	Cost	Fair Value
Cash Equivalents - 7.66%
U.S. Investment Companies - 7.66%
Blackrock T Fund I (13) (16)	Money Market	Money Market Portfolio	4.98	% (17)	29,934,343	$29,934,343	$29,934,343
State Street Institutional US Government Money Market Fund (13) (16)	Money Market	Money Market Portfolio	5.03	% (17)	7,129,923	7,129,923	7,129,923

Total U.S. Investment Companies						37,064,266	37,064,266

Total Cash Equivalents						37,064,266	37,064,266

LIABILITIES IN EXCESS OF OTHER ASSETS - (161.41%)							$(780,854,292)

NET ASSETS - 100.00%							$483,782,826

(++)
Unless otherwise indicated, all securities represent
co-investments
made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

+
As of June 30, 2023, qualifying assets represented 96.79% of total assets. Under the 1940 Act we may not acquire any non-qualifying
assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR and SOFR loans are typically indexed to
30-day,
60-day,
90-day
or
180-day
rates (1M, 3M or 6M, respectively) at the borrower’s option. LIBOR and SOFR loans may be subject to interest floors. As of June 30, 2023, rates for weekly 1M L, 3M L 6M L, 1M S, 3M S and 6M S are 5.22%, 5.55%, 5.76%, 5.14%, 5.27% and 5.39%, respectively. As of June 30, 2023, the U.S. Prime rate was 8.25%.

^^	Controlled affiliated investment. See Note 3 “Related Party Transactions”.
^^^	Non-controlled affiliated investment. See Note 3 “Related Party Transactions”.
(2)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO XIII Ltd..
(3)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding IV, LLC.
(4)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(5)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies”.

(6)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(7)	This investment has multiple reference rates or alternate base rates. The All-in interest rate shown is the weighted average interest rate in effect at June 30, 2023.
(8)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(9)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2023, the aggregate fair value of these securities is $19,549,493 or 4.04% of the Fund’s net assets. The initial acquisition dates have been included for such securities.

(11)	Non-income producing investment.
(12)	Position or portion thereof is held through a consolidated subsidiary.
(13)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(14)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(15)
Aggregate gross unrealized appreciation for federal income tax purposes is $9,521,439; aggregate gross unrealized depreciation for federal income tax purposes is $35,910,392. Net unrealized depreciation is $26,388,953 based upon a tax cost basis of $1,253,961,805.

(16)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(17)	The rate shown is the annualized seven-day yield as of June 30, 2023.

L -	LIBOR
P -	Prime
PIK -	Payment-In-Kind
S -	SOFR

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —245.69% (++) + * # ^

U.S. Corporate Debt —236.64%

1st Lien/Senior Secured Debt —234.31%
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$496,745	$489,122	$488,052
AmerCareRoyal, LLC (2)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	511,273	499,144	502,326
AmerCareRoyal, LLC (1)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,118,091	4,014,301	4,046,024
Cerifi, LLC (3) (4)	Business Services	Revolver	10.07% (S + 5.75%; 1.00% Floor)	04/01/2027	—	(19,595)	(33,234)
Cerifi, LLC (2) (5)	Business Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	03/31/2028	16,066,537	15,771,511	15,584,541
Engage2Excel, Inc. (3) (6)	Business Services	Revolver	10.63% (L + 7.25%; 1.00% Floor)	03/07/2023	351,629	350,588	341,095
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	1,026,967	1,025,881	998,726
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	2,959,179	2,956,519	2,877,801
Metametrics, Inc. (3)	Business Services	Revolver	9.77% (L + 5.00%; 1.00% Floor)	09/10/2025	130,237	124,316	122,097
Metametrics, Inc. (1) (2)	Business Services	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,683,677	4,671,920
MSM Acquisitions, Inc. (3)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	368,247	355,038	240,389
MSM Acquisitions, Inc. (2)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	3,005,143	2,961,347	2,869,912
MSM Acquisitions, Inc. (3) (6)	Business Services	Revolver	12.50% (P + 5.00%; 1.00% Floor)	12/09/2026	569,646	553,338	514,519
MSM Acquisitions, Inc. (1) (2) (5)	Business Services	Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	8,212,239	8,108,554	7,842,688
Rep Tec Intermediate Holdings, Inc. (3)	Business Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	302,547	293,240	276,896
Rep Tec Intermediate Holdings, Inc. (1) (2) (5)	Business Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	14,568,787	14,390,788	14,095,301
Sako and Partners Lower Holdings LLC (3)	Business Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	710,250	649,364	665,859
Sako and Partners Lower Holdings LLC (3)	Business Services	Revolver	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	337,369	301,842	303,188
Sako and Partners Lower Holdings LLC (1) (2) (5)	Business Services	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	14,915,247	14,488,923	14,505,078
Valcourt Holdings II, LLC (1) (3)	Business Services	Delayed Draw Term Loan	9.87% (S + 5.25%; 1.00% Floor)	01/07/2027	1,436,481	1,416,480	1,436,481
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	2,641,197	2,603,425	2,641,197
Valcourt Holdings II, LLC (1) (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	6,279,095	6,191,332	6,279,095
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	1,155,228	1,135,675	1,155,228
AEG Holding Company, Inc. (1)	Consumer Discretionary	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,045,702	1,042,174	1,045,702
AEG Holding Company, Inc. (3)	Consumer Discretionary	Revolver	9.89% (L + 5.50%; 1.00% Floor)	11/20/2023	446,746	442,684	446,746
AEG Holding Company, Inc. (1)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	5,512,963	5,493,673	5,512,963
AEG Holding Company, Inc. (5)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,819,685	1,811,922	1,819,685
Ampler QSR Holdings, LLC (2) (5)	Consumer Non-Cyclical	Term Loan	10.60% (L + 5.875%; 1.00% Floor)	07/21/2027	12,346,801	12,157,380	11,451,658
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	906,057	902,381	776,944
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,129,978	1,125,457	968,956
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,579,576	1,573,226	1,354,486
Freddy’s Frozen Custard, L.L.C (3) (4)	Consumer Non-Cyclical	Revolver	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(3,622)	(4,123)
Freddy’s Frozen Custard, L.L.C (2) (5)	Consumer Non-Cyclical	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	4,856,991	4,814,117	4,808,421
Krispy Krunchy Foods, L.L.C (2)	Consumer Non-Cyclical	Term Loan	9.17% (S + 4.75%; 1.00% Floor)	11/17/2027	9,419,615	9,264,858	9,066,379
Mathnasium LLC (3)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	76,360	72,355
Mathnasium LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	5,399,401	5,311,094	5,277,914

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
MMP Intermediate, LLC (3) (4)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.75%; 1.00% Floor)	02/15/2027	$—	$(9,184)	$(19,351)
MMP Intermediate, LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	02/15/2027	8,210,266	8,070,540	7,922,907
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	07/11/2025	236,681	230,929	227,214
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	117,139	114,293	112,454
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,970,938	1,961,608	1,892,101
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(8,824)	(84,488)
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Revolver	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(2,206)	(21,122)
TBG Food Acquisition Corp (1) (2)	Consumer Non-Cyclical	Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	6,534,645	6,480,001	6,011,873
5 Bars, LLC (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.99% (L + 4.75%; 1.00% Floor)	09/27/2024	603,543	585,333	594,921
5 Bars, LLC (3) (4)	Digital Infrastructure & Services	Revolver	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	—	(3,414)	(1,617)
5 Bars, LLC (5)	Digital Infrastructure & Services	Term Loan	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	4,742,121	4,715,064	4,730,266
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(27,846)	(40,796)
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Revolver	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(9,752)	(13,055)
Airwavz Solutions, Inc (5)	Digital Infrastructure & Services	Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	5,221,919	5,143,907	5,117,480
Avant Communications, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	—	(8,944)	—
Avant Communications, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	11,226,016	11,037,593	11,226,016
Bridgepointe Technologies, LLC (1) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,867,063	2,762,979	2,730,229
Bridgepointe Technologies, LLC (1) (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	3,887,472	3,843,407	3,751,411
Bridgepointe Technologies, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	2,765,645	2,743,404	2,661,933
Bridgepointe Technologies, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(13,012)	(29,156)
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,294,250	2,203,018	2,208,215
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	4,753,445	4,671,568	4,575,191
Coretelligent Intermediate LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	1,918,917	1,894,363	1,824,177
Coretelligent Intermediate LLC (3)	Digital Infrastructure & Services	Revolver	12.00% (P + 4.50%; 1.00% Floor)	10/21/2027	126,642	111,317	91,816
Coretelligent Intermediate LLC (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	7,948,819	7,852,631	7,730,226
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	111,106	110,897	108,051
EvolveIP, LLC (3)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/07/2025	148,331	147,270	132,742
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	6,434,309	6,420,987	6,257,365
Fatbeam, LLC (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(23,079)	(8,048)
Fatbeam, LLC	Digital Infrastructure & Services	Revolver	9.97% (L + 5.75%; 1.00% Floor)	02/22/2026	643,849	634,618	640,630
Fatbeam, LLC (2) (5)	Digital Infrastructure & Services	Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	6,438,490	6,345,468	6,406,298
Firstdigital Communications LLC (3)	Digital Infrastructure & Services	Revolver	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	412,549	387,223	345,113
Firstdigital Communications LLC (2) (5)	Digital Infrastructure & Services	Term Loan	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,428,040	13,065,892
FirstLight Holdco, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	8.38% (L + 4.00%; 1.00% Floor)	07/23/2025	6,195,183	6,042,729	5,947,376
Greenlight Intermediate II, Inc. (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(66,688)	(50,266)
Greenlight Intermediate II, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,230,201	5,238,302
MBS Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(14,092)	(38,967)
MBS Holdings, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	10,363,212	10,213,299	9,948,684
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	614,779	593,150	572,537

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
MSP Global Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	$—	$(12,111)	$(29,608)
MSP Global Holdings, Inc. (2) (5)	Digital Infrastructure & Services	Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	7,871,107	7,755,826	7,595,618
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	1,230,554	1,204,841	1,190,561
NI Topco, Inc (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	6,639,365	6,507,375	6,423,586
Single Digits, Inc. (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.73% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	599,248	597,286	507,863
Single Digits, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	—	(821)	(63,463)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	3,208,390	3,196,684	2,719,110
Stratus Networks, Inc. (3) (7)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.65% (L + 5.25%; 1.00% Floor)	12/15/2027	330,033	294,377	270,627
Stratus Networks, Inc. (3) (7)	Digital Infrastructure & Services	Revolver	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	976,896	960,427	952,144
Stratus Networks, Inc. (2) (7)	Digital Infrastructure & Services	Term Loan	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,785,668	7,722,762
Thrive Buyer, Inc. (1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	8,257,588	8,132,628	8,133,724
Thrive Buyer, Inc. (3)	Digital Infrastructure & Services	Revolver	12.50% (P + 5.00%; 2.00% Floor)	01/22/2027	147,963	131,922	131,317
Thrive Buyer, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	11,765,473	11,599,744	11,588,991
Towerco IV Holdings, LLC (1) (2) (3) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 4.25%; 1.00% Floor)	04/23/2026	18,094,038	17,893,436	17,776,414
Transtelco Holding, Inc. (2)	Digital Infrastructure & Services	Term Loan	9.98% (L + 5.25%; 0.50% Floor)	03/26/2026	4,708,605	4,683,094	4,508,489
Transtelco Holding, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.50% Floor)	03/26/2026	4,708,605	4,683,985	4,567,347
Accelerate Resources Operating, LLC (3) (4)	Energy	Revolver	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(4,437)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	3,684,022	3,644,714	3,684,022
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	1,889,450	1,855,507	1,841,927
Foundation Risk Partners, Corp. (5)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	2,122,119	2,108,360	2,084,982
Foundation Risk Partners, Corp. (3)	Financials	Revolver	10.32% (S + 6.00%; 0.75% Floor)	10/29/2027	427,437	417,074	409,271
Foundation Risk Partners, Corp. (2)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	787,291	776,726	773,513
Foundation Risk Partners, Corp. (1) (2) (5)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	9,757,328	9,656,553	9,586,574
Galway Borrower, LLC (3) (4)	Financials	Delayed Draw Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(324)	(1,274)
Galway Borrower, LLC (3) (4)	Financials	Revolver	9.98% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(4,314)	(11,492)
Galway Borrower, LLC (1) (2)	Financials	Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	4,251,002	4,193,362	4,070,335
Higginbotham Insurance Agency, Inc. (2) (3)	Financials	Delayed Draw Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	1,418,215	1,400,872	1,376,500
Higginbotham Insurance Agency, Inc. (1) (2) (5)	Financials	Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	8,043,274	7,963,283	7,922,625
Peter C. Foy & Associates Insurance Services, LLC (3) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	1,094,089	1,075,743	1,037,605
Peter C. Foy & Associates Insurance Services, LLC (1) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	5,929,510	5,878,970	5,662,682
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	502,267	495,352	479,665
RSC Acquisition, Inc.	Financials	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	11/02/2026	1,858,816	1,847,931	1,798,405
RSC Acquisition, Inc. (3)	Financials	Delayed Draw Term Loan	10.78% (S + 5.50%; 0.75% Floor)	10/30/2026	208,293	163,003	39,176
Wealth Enhancement Group, LLC (1) (8)	Financials	Delayed Draw Term Loan	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	6,294,610	6,279,281	6,184,455
Wealth Enhancement Group, LLC (3) (8)	Financials	Delayed Draw Term Loan	10.31% (S + 6.00%; 1.00% Floor)	10/04/2027	644,865	641,740	624,421
Wealth Enhancement Group, LLC (3) (4) (8)	Financials	Revolver	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	—	(1,587)	(8,004)
AAH Topco, LLC (1) (2) (3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	9.79% (L + 5.50%; 0.75% Floor)	12/22/2027	3,495,723	3,353,967	3,262,208
AAH Topco, LLC (3) (4)	Healthcare & HCIT	Revolver	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(13,145)	(31,491)
AAH Topco, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	6,485,381	6,369,535	6,225,966

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
American Physician Partners, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	$210,956	$207,763	$198,310
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,044,619	1,033,760	885,314
American Physician Partners, LLC (3)	Healthcare & HCIT	Revolver	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	346,322	344,287	278,612
American Physician Partners, LLC	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	5,569,954	5,360,739	4,720,536
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	2,223,081	2,143,812	1,884,061
American Physician Partners, LLC (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,197,659	1,156,370	1,015,016
Analogic Corporation (3)	Healthcare & HCIT	Revolver	9.66% (L + 5.25%; 1.00% Floor)	06/22/2023	189,444	189,049	181,958
Analogic Corporation (1) (5)	Healthcare & HCIT	Term Loan	9.66% (L + 5.25%; 1.00% Floor)	06/22/2024	2,074,722	2,063,433	2,002,107
AOM Acquisition, LLC. (3) (4)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(20,267)	(9,140)
AOM Acquisition, LLC. (1) (2)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	7,052,170	6,932,469	6,999,279
BAART Programs, Inc. (1) (3) (9)	Healthcare & HCIT	Delayed Draw Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	3,913,117	3,859,734	3,596,122
BAART Programs, Inc. (1) (2) (9)	Healthcare & HCIT	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	4,721,880	4,688,869	4,497,591
BV EMS Buyer, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.75%; 1.00% Floor)	11/23/2027	764,792	703,741	641,249
BV EMS Buyer, Inc. (2)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,520,986	3,420,849	3,397,752
Caregiver 2, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	1,558,643	1,537,782	1,469,021
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	4,672,010	4,621,799	4,403,370
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	670,584	663,377	632,026
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	9.69% (L + 5.25%; 1.00% Floor)	07/24/2025	640,028	630,459	603,227
Choice Health At Home, LLC, (1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	988,121	968,239	895,779
Choice Health At Home, LLC, (1) (2)	Healthcare & HCIT	Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	2,677,708	2,644,479	2,557,211
Coding Solutions Acquisition, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	—	(15,076)	(62,111)
Coding Solutions Acquisition, Inc (3)	Healthcare & HCIT	Revolver	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	159,072	145,189	121,292
Coding Solutions Acquisition, Inc (2) (5)	Healthcare & HCIT	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	5,516,636	5,417,625	5,254,596
Community Based Care Acquisition, Inc. (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	2,034,120	2,003,449	1,948,384
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.75%; 1.00% Floor)	09/16/2027	—	(55,320)	(87,363)
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Revolver	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	—	(13,669)	(34,553)
Community Based Care Acquisition, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	5,288,695	5,203,277	5,077,147
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	368,816	336,057	236,964
Delaware Valley Management Holdings, Inc. (3) (4) (10)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	65,913	58,267	(178,955)
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Revolver	— (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	534,876	345,466
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	3,457,825	3,438,961	2,221,653
FH MD Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.38% (L + 5.00%; 0.75% Floor)	07/22/2028	5,465,408	5,417,025	5,246,792
GHA Buyer, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	810,317	801,655	775,879
GHA Buyer, Inc. (3) (4)	Healthcare & HCIT	Revolver	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	—	(4,821)	(40,421)
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	1,955,034	1,947,826	1,871,945
GHA Buyer, Inc. (1) (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,347,734	5,290,225	5,120,455
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	725,344	714,335	694,517
GHA Buyer, Inc. (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,630,385	4,575,902	4,433,594
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	558,835	552,492	535,085

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 6.00%; 1.00% Floor)	10/15/2027	$—	$(22,762)	$—
Honor HN Buyer, Inc (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	762,672	743,223	758,541
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Revolver	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(4,878)	(2,281)
Honor HN Buyer, Inc (1) (2)	Healthcare & HCIT	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	2,616,861	2,574,759	2,597,235
Medbridge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(18,403)	(30,965)
Medbridge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	957,337	952,433
Medbridge Holdings, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,156,980	15,022,094
Medical Management Resource Group, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	9.83% (L + 5.75%; 0.75% Floor)	09/30/2027	1,574,165	1,530,370	1,515,134
Medical Management Resource Group, LLC (3) (4)	Healthcare & HCIT	Revolver	10.16% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(4,784)	(11,866)
Medical Management Resource Group, LLC (2)	Healthcare & HCIT	Term Loan	10.16% (L + 5.75%; 0.75% Floor)	09/30/2027	3,812,010	3,751,190	3,669,060
Medsuite Purchaser, LLC (3) (4) (11)	Healthcare & HCIT	Delayed Draw Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(41,080)	—
Medsuite Purchaser, LLC (3) (4) (11)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(7,832)	(5,103)
Medsuite Purchaser, LLC (1) (2) (11)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	4,782,533	4,727,484	4,746,664
OMH-HealthEdge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.03% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(3,799)	(1,147)
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	2,121,853	2,092,279	2,116,548
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	963,638	946,724	961,229
OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	3,661,451	3,618,231	3,652,297
Pace Health Companies, LLC (3) (4)	Healthcare & HCIT	Revolver	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(2,053)	(1,542)
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	5,140,906	5,122,407	5,128,053
Pinnacle Dermatology Management, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.55% (S + 5.75%; 0.75% Floor)	12/08/2028	462,795	449,342	421,791
Pinnacle Dermatology Management, LLC (3) (6)	Healthcare & HCIT	Revolver	8.74% (L + 4.00%; 0.75% Floor)	12/08/2026	153,627	142,959	146,906
Pinnacle Dermatology Management, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,608,718	5,494,471	5,356,325
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	343,635	342,065	335,904
Pinnacle Treatment Centers, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	—	(1,223)	(6,591)
Pinnacle Treatment Centers, Inc. (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	286,781	280,374	280,329
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	147,916	147,916	144,588
Pinnacle Treatment Centers, Inc. (2) (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	4,086,076	4,086,076	3,994,140
Priority Ondemand Midco 2,L.P (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	—	(22,041)	(30,472)
Priority Ondemand Midco 2,L.P (1) (2)	Healthcare & HCIT	Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	7,617,883	7,493,551	7,465,525
RCP Encore Acquisition, Inc. (10)	Healthcare & HCIT	Term Loan	— (L + 5.00%; 1.00% Floor)	06/07/2025	3,328,678	3,230,584	33,287
Redwood Family Care Network, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	681,697	590,071	573,016
Redwood Family Care Network, Inc. (1)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	5,829,798	5,748,005	5,684,053
Redwood Family Care Network, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(8,245)	(14,718)
Redwood Family Care Network, Inc. (5)	Healthcare & HCIT	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	6,668,555	6,575,155	6,501,841
Salisbury House, LLC (3)	Healthcare & HCIT	Revolver	9.24% (S + 5.00%; 1.00% Floor)	08/30/2025	179,337	173,206	162,524
Salisbury House, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,874,710	3,786,869
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,237,525	1,215,852	1,191,118
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,137,143	1,125,353	1,094,500

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sandstone Care Holdings, LLC (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	$—	$(10,812)	$(26,502)
Sandstone Care Holdings, LLC (3)	Healthcare & HCIT	Revolver	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	235,569	220,425	208,773
Sandstone Care Holdings, LLC (1) (5)	Healthcare & HCIT	Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	4,687,823	4,591,008	4,535,469
SCA Buyer, LLC (3)	Healthcare & HCIT	Revolver	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	386,309	380,329	360,555
SCA Buyer, LLC (2)	Healthcare & HCIT	Term Loan	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	3,795,490	3,759,075	3,643,671
SIS Purchaser, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(12,996)	(37,893)
SIS Purchaser, Inc. (2)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	2,405,941	2,374,979	2,327,748
SIS Purchaser, Inc. (1) (2) (5)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	12,568,947	12,422,981	12,160,456
Smile Brands, Inc. (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	482,953	481,469	445,524
Smile Brands, Inc. (3)	Healthcare & HCIT	Revolver	11.00% (P + 3.50%; 0.75% Floor)	10/12/2025	88,025	87,613	68,277
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	1,590,621	1,585,335	1,467,348
Spark DSO LLC (3) (4)	Healthcare & HCIT	Revolver	9.99% (L + 6.25%; 1.00% Floor)	04/20/2026	—	(13,111)	(38,702)
Spark DSO LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.99% (L + 6.25%; 1.00% Floor)	04/19/2026	7,274,395	7,188,032	7,019,791
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.50%; 1.00% Floor)	08/15/2025	456,510	441,385	430,864
The Center for Orthopedic and Research Excellence, Inc. (2) (6)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 6.00%; 1.00% Floor)	08/15/2025	1,735,098	1,716,275	1,700,396
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	1,141,583	1,137,251	1,113,044
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Revolver	10.56% (S + 6.00%; 1.00% Floor)	08/15/2025	552,426	546,948	535,162
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare & HCIT	Term Loan	10.41% (S + 6.00%; 1.00% Floor)	08/15/2025	3,232,332	3,186,733	3,151,523
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare & HCIT	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	4,843,650	4,802,458	4,722,559
West Dermatology (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(33,915)	(522,447)
West Dermatology (3) (4)	Healthcare & HCIT	Revolver	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(22,620)	(186,588)
West Dermatology (1) (2) (5)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	12,594,247	12,365,225	10,705,110
Activ Software Holdings, LLC (3) (4)	Software & Tech Services	Revolver	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(9,501)	(21,087)
Activ Software Holdings, LLC (1) (2) (5)	Software & Tech Services	Term Loan	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	7,988,807	7,871,886	7,729,171
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(14,110)	(15,770)
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(10,084)	(11,264)
Admiral Buyer, Inc (1)	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	5,842,640	5,738,028	5,725,787
AMI US Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	9.63% (L + 5.25%)	04/01/2024	—	(5,893)	—
AMI US Holdings, Inc. (1)	Software & Tech Services	Term Loan	9.63% (L + 5.25%; 1.00% Floor)	04/01/2025	8,007,035	7,938,572	8,007,035
Avalara, Inc. (3) (4)	Software & Tech Services	Revolver	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(25,767)	(26,634)
Avalara, Inc. (2) (5)	Software & Tech Services	Term Loan	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,396,078	10,387,404
Avetta, LLC (3) (4)	Software & Tech Services	Revolver	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(2,142)	(2,472)
Avetta, LLC (2)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	6,768,472	6,704,614	6,734,630
Avetta, LLC (1)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	4,196,029	4,171,041	4,175,049
Avetta, LLC (1) (5)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	3,187,003	3,161,068	3,171,068
Bonterra, LLC (3) (4) (12)	Software & Tech Services	Delayed Draw Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	—	(17,010)	(68,655)
Bonterra, LLC (3) (12)	Software & Tech Services	Revolver	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	428,359	414,759	390,927
Bonterra, LLC (1) (2) (5) (12)	Software & Tech Services	Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	15,595,728	15,416,612	15,088,867

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Brightspot Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	$—	$(11,138)	$(20,409)
Brightspot Buyer, Inc (2)	Software & Tech Services	Term Loan	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	5,215,571	5,130,177	5,059,104
BSI2 Hold Nettle, LLC (3) (4)	Software & Tech Services	Revolver	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	—	(8,123)	(10,306)
BSI2 Hold Nettle, LLC (2) (5)	Software & Tech Services	Term Loan	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	4,699,602	4,634,781	4,617,359
BusinesSolver.com, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.88% (L + 5.50%; 0.75% Floor)	12/01/2027	169,881	160,968	120,219
BusinesSolver.com, Inc. (2) (5)	Software & Tech Services	Term Loan	10.23% (L + 5.50%; 0.75% Floor)	12/01/2027	7,324,613	7,264,046	7,104,875
Certify, Inc	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	399,689	397,724	396,692
Certify, Inc (5)	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	479,627	477,590	476,030
Certify, Inc (3)	Software & Tech Services	Revolver	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	39,969	39,838	38,770
Certify, Inc (1) (2) (5)	Software & Tech Services	Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	3,916,954	3,897,691	3,887,577
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,196)	(27,118)
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Revolver	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,201)	(17,731)
Community Brands Parentco, LLC (1) (2)	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	7,039,335	6,915,224	6,740,163
Datacor, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	10.09% (S + 5.75%; 1.00% Floor)	12/29/2025	1,113,561	1,084,969	1,100,835
Datacor, Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(7,696)	(9,658)
Datacor, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	13,841,011	13,618,560	13,633,396
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(4,052)	(34,785)
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(11,955)	(26,433)
Degreed, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(1,544)	(12,534)
Degreed, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	2,793,161	2,776,565	2,709,367
Degreed, Inc. (1) (5)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	5,172,233	5,138,480	5,017,066
Dispatch Track, LLC (3) (4)	Software & Tech Services	Revolver	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(1,812)	(3,019)
Dispatch Track, LLC (1) (2)	Software & Tech Services	Term Loan	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,777,608	9,751,437
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	8.63% (L + 4.25%)	07/30/2025	3,292,167	3,285,890	3,226,324
EET Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	—	(11,261)	(13,816)
EET Buyer, Inc. (2) (5)	Software & Tech Services	Term Loan	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	6,856,127	6,744,365	6,719,005
Exterro, Inc. (3) (4)	Software & Tech Services	Revolver	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(1,197)	(1,238)
Exterro, Inc. (2) (5)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,184,219	6,206,710
Exterro, Inc. (1) (2)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,752,695	5,780,077
Exterro, Inc. (1)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,779,059	2,779,483
Faithlife, LLC (1) (2)	Software & Tech Services	Delayed Draw Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	708,304	700,650	708,304
Faithlife, LLC (3) (4)	Software & Tech Services	Revolver	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	—	(3,059)	—
Faithlife, LLC (1) (2)	Software & Tech Services	Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	304,180	300,827	304,180
Fusion Holding Corp (3) (4)	Software & Tech Services	Revolver	10.78% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(29,257)	(34,480)
Fusion Holding Corp (1) (2) (5)	Software & Tech Services	Term Loan	10.78% (S + 6.25%; 0.75% Floor)	09/15/2029	16,895,061	16,530,288	16,472,685
Fusion Risk Management Inc (3) (4)	Software & Tech Services	Revolver	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	—	(18,154)	(29,850)
Fusion Risk Management Inc (1) (5)	Software & Tech Services	Term Loan	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	8,610,210	8,428,666	8,308,852
Genesis Acquisition Co. (5)	Software & Tech Services	Revolver	8.48% (L + 3.75%)	07/31/2024	202,400	201,292	196,834
Genesis Acquisition Co. (1) (2)	Software & Tech Services	Term Loan	7.92% (L + 3.75%)	07/31/2024	1,360,788	1,352,870	1,323,367
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(19,492)	(30,806)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	$—	$(14,303)	$(15,112)
Greenhouse Software, Inc. (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,179,502	12,067,424
Greenhouse Software, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,164,695	14,145,275
Gryphon-Redwood Acquisition LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	—	(26,449)	(35,685)
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,521,435	3,463,723	3,442,202
GS AcquisitionCo, Inc. (3) (4)	Software & Tech Services	Revolver	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(1,923)	(18,268)
GS AcquisitionCo, Inc. (1) (2) (5) (6)	Software & Tech Services	Term Loan	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	9,479,087	9,448,353	9,099,923
Iodine Software, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(41,099)	(25,771)
Iodine Software, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	7,956,211	7,838,340	7,797,087
Iodine Software, LLC (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(16,085)	(21,781)
Iodine Software, LLC (1) (2)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	5,281,749	5,203,738	5,176,114
Kaseya Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(8,852)	(19,103)
Kaseya Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(4,425)	(23,879)
Kaseya Inc. (1) (2)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	10,506,804	10,360,743	10,112,799
Mavenlink, Inc. (3)	Software & Tech Services	Revolver	9.89% (L + 5.75%; 0.75% Floor)	06/03/2027	357,963	328,924	308,743
Mavenlink, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.14% (L + 5.75%; 0.75% Floor)	06/03/2027	15,034,451	14,790,523	14,621,004
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.49% (L + 4.75%; 1.00% Floor)	04/21/2027	581,896	578,330	580,442
Moon Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(12,657)	(2,909)
Moon Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	6,304,848	6,236,280	6,289,086
Mykaarma Acquisition LLC (3) (4)	Software & Tech Services	Revolver	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(10,357)	(16,313)
Mykaarma Acquisition LLC (2) (5)	Software & Tech Services	Term Loan	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,103,707	5,997,612	5,935,855
Navigate360, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	1,808,174	1,786,326	1,772,010
Navigate360, LLC (3) (4)	Software & Tech Services	Revolver	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	—	(10,211)	(12,085)
Navigate360, LLC (2)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	2,265,796	2,221,961	2,220,480
Navigate360, LLC (5)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	4,197,924	4,125,548	4,113,965
Netwrix Corporation And Concept Searching Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	548,139	543,652	521,729
Netwrix Corporation And Concept Searching Inc. (3) (4)	Software & Tech Services	Revolver	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,349)	(7,748)
Netwrix Corporation And Concept Searching Inc. (1) (2)	Software & Tech Services	Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	9,204,116	9,181,651	9,112,075
Ping Identity Corporation (3) (4)	Software & Tech Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(29,103)	(30,084)
Ping Identity Corporation (1) (2) (5)	Software & Tech Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,741,078	11,732,609
Ranger Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.88% (L + 5.50%; 0.75% Floor)	11/18/2027	—	(19,742)	(29,981)
Ranger Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.88% (L + 5.50%; 0.75% Floor)	11/17/2028	14,282,859	14,033,779	13,925,788
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(21,889)	(35,512)
Sauce Labs, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,925,189	1,895,279	1,877,059
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Revolver	10.31% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(19,953)	(32,046)
Sauce Labs, Inc. (2) (5)	Software & Tech Services	Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	7,504,362	7,377,979	7,316,753
Saviynt, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(151,721)	(152,450)
Saviynt, Inc. (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(15,172)	(15,245)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Saviynt, Inc. (2) (5)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	$18,293,942	$17,838,779	$17,836,593
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(3,101)	(8,260)
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Revolver	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,481)	(4,626)
ScyllaDB, Inc. (5)	Software & Tech Services	Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	2,643,348	2,577,310	2,597,089
Securonix, Inc. (3) (4)	Software & Tech Services	Revolver	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(23,716)	(69,225)
Securonix, Inc. (2) (5)	Software & Tech Services	Term Loan	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,414,561	8,161,730
Sirsi Corporation (3) (4)	Software & Tech Services	Revolver	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(2,145)	(2,769)
Sirsi Corporation (1) (2)	Software & Tech Services	Term Loan	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	6,591,250	6,563,978	6,558,294
Smartlinx Solutions, LLC (3)	Software & Tech Services	Revolver	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	129,871	127,080	114,286
Smartlinx Solutions, LLC	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	493,137	484,961	478,342
Smartlinx Solutions, LLC (1) (2) (5)	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	5,620,327	5,559,389	5,451,717
Soladoc, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(21,438)	(53,003)
Soladoc, LLC (3) (4)	Software & Tech Services	Revolver	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(10,724)	(19,140)
Soladoc, LLC (1) (2)	Software & Tech Services	Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,781,986	5,697,825
SugarCRM, Inc. (3) (4)	Software & Tech Services	Revolver	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(1,483)	(4,654)
SugarCRM, Inc. (1) (5)	Software & Tech Services	Term Loan	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,243,198	4,204,792
Sundance Group Holdings, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,493,454	3,449,704
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	—	(21,522)	(39,020)
Sundance Group Holdings, Inc. (2) (5)	Software & Tech Services	Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,644,830	11,499,012
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	10.93% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	450,131	451,036
Swiftpage, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	—	(414)	(9,576)
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	222,833	222,285	213,363
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	2,420,745	2,416,550	2,317,863
Sysnet North America, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.50% (L + 5.00%; 1.00% Floor)	12/01/2026	8,862,217	8,790,246	8,552,039
Telcor Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,400)	(7,996)
Telcor Buyer, Inc. (1) (2)	Software & Tech Services	Term Loan	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	9,304,625	9,195,815	9,048,748
Telesoft Holdings, LLC (3)	Software & Tech Services	Revolver	10.14% (L + 5.75%; 1.00% Floor)	12/16/2025	49,739	43,024	36,309
Telesoft Holdings, LLC (2) (5)	Software & Tech Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	12/16/2025	5,804,526	5,737,622	5,673,924
TRGRP, Inc. (3) (4)	Software & Tech Services	Revolver	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(1,126)	—
TRGRP, Inc. (2) (5)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	5,052,223	5,025,591	5,052,223
TRGRP, Inc. (2)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,370,051	2,355,364	2,370,051
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,128,534	1,124,106	1,128,534
Unanet, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(37,535)	(37,904)
Unanet, Inc. (3) (4)	Software & Tech Services	Revolver	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(25,270)	(25,270)
Unanet, Inc. (2) (5)	Software & Tech Services	Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	12,003,044	11,764,925	11,762,983
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.22% (L + 6.50%; 1.00% Floor)	04/30/2027	272,766	268,398	267,992
Ungerboeck Systems International, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	676,978
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	322,391	318,814	315,943
Ungerboeck Systems International, LLC (3) (4)	Software & Tech Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	—	(3,012)	(4,588)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value

Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	11.28% (L + 6.50%; 1.00% Floor)	04/30/2027	$136,383	$133,886	$133,655
Ungerboeck Systems International, LLC (2) (5)	Software & Tech Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,687,154	2,662,931
Vectra AI, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(18,778)	(34,914)
Vectra AI, Inc. (3) (4)	Software & Tech Services	Revolver	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(3,756)	(6,983)
Vectra AI, Inc. (2) (5)	Software & Tech Services	Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,204,291	3,160,862
Vehlo Purchaser, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,133,560	6,148,719
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Revolver	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	—	(16,782)	(18,586)
Vehlo Purchaser, LLC (1) (2) (5)	Software & Tech Services	Term Loan	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,000,883	21,968,118
Velocity Purchaser Corporation (3) (4)	Software & Tech Services	Revolver	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	—	(611)	(483)
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	2,412,446	2,405,375	2,406,415
Velocity Purchaser Corporation (1) (2)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	4,765,411	4,735,630	4,753,497
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	600,106	597,933	598,605
Veracross LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(13,965)	(37,549)
Veracross LLC (3) (4)	Software & Tech Services	Revolver	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(18,636)	(36,158)
Veracross LLC (5)	Software & Tech Services	Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	12,906,513	12,701,489	12,487,052
Zendesk, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(32,741)	(33,335)
Zendesk, Inc. (3) (4)	Software & Tech Services	Revolver	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(26,961)	(27,453)
Zendesk, Inc. (2) (5)	Software & Tech Services	Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	13,334,101	13,072,194	13,067,419
Dillon Logistics, Inc. (10)	Transport & Logistics	Revolver	— (P + 6.00%; 1.00% Floor)	12/11/2023	834,642	750,748	54,586
Dillon Logistics, Inc. (10)	Transport & Logistics	Term Loan	— (L + 7.00%; 1.00% Floor)	12/11/2023	3,079,544	2,673,820	201,402

Total U.S. 1st Lien/Senior Secured Debt						1,097,596,835	1,070,520,769

2nd Lien/Junior Secured Debt - 2.33%
Conterra Ultra Broadband Holdings, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	13.01% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,476,655	6,521,366
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	11.88% (L + 7.50%)	04/17/2026	1,230,107	1,216,529	1,199,354
Symplr Software, Inc. (1) (2)	Software & Tech Services	Term Loan	12.07% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,083,175	2,919,316

Total U.S. 2nd Lien/Junior Secured Debt						10,776,359	10,640,036

Total U.S. Corporate Debt						1,108,373,194	1,081,160,805
Canadian Corporate Debt - 3.87%
1st Lien /Senior Secured Debt - 3.87%
McNairn Holdings Ltd. (1) (13)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$739,507	$730,174	$726,566
Syntax Systems Ltd (1) (2) (13)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 0.75% Floor)	10/29/2028	8,773,543	8,699,024	8,334,866
Syntax Systems Ltd (3) (13)	Digital Infrastructure & Services	Revolver	10.04% (L + 5.75%; 0.75% Floor)	10/29/2026	649,103	641,599	600,420
Syntax Systems Ltd (3) (4) (13)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.13% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(20,396)	(121,707)
Banneker V Acquisition, Inc. (2) (5) (13)	Software & Tech Services	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	7,105,235	7,011,398	7,105,235
Banneker V Acquisition, Inc. (3) (4) (13)	Software & Tech Services	Revolver	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(3,068)	—
Banneker V Acquisition, Inc. (2) (13)	Software & Tech Services	Delayed Draw Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	1,024,233	1,012,076	1,024,233

Total Canadian 1st Lien/Senior Secured Debt						18,070,807	17,669,613

Total Canadian Corporate Debt						18,070,807	17,669,613

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value

U.S. Preferred Stock - 2.02%
Ntiva Investments, LLC (MSP Global Holdings, Inc) (15)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$272,826	$234,701
Bowline Topco LLC^^ (15) (16)	LLC Units	Energy	08/09/2021	2,946,390	—	173,837

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value
SBS Ultimate Holdings, LP (15)	Class A	Healthcare & HCIT	09/18/2020	217,710	$861,878	$266
Alphasense, Inc. (13) (15)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	474,027
Concerto Health AI Solutions, LLC (15) (16)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	351,172
Datarobot, Inc. (15)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	80,863
Datarobot, Inc. (15)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	364,025
Degreed, Inc. (15)	Series D	Software & Tech Services	04/30/2021	16,943	278,308	260,465
Degreed, Inc. (15)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	358,800
Heap, Inc. (15)	Series D	Software & Tech Services	11/24/2021	17,425	147,443	148,351
Heap, Inc. (15)	Series C	Software & Tech Services	05/21/2019	189,617	696,351	1,032,478
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (15)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,377,730
Netskope, Inc. (15)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	377,701
Phenom People, Inc. (15)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	444,061
Protoscale Rubrik, LLC (15)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	687,828
Swyft Parent Holdings LP (15) (16)	LP Interests	Software & Tech Services	02/07/2022	850,470	811,438	840,825
Symplr Software Intermediate Holdings, Inc. (15)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	1,901,763
Vectra AI, Inc (15)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	109,329

Total U.S. Preferred Stock					8,168,876	9,218,222

U.S. Common Stock - 1.71%
Global Radar Holdings, LLC (15) (16)	Earn Out	Business Services	11/08/2022	125	—	2,179
AEG Holding Company, Inc. (15)	Class A	Consumer Discretionary	11/20/2017	320	321,309	338,179
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (15)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	122,100
8x8, Inc. (13) (15) (17)	Common Units	Digital Infrastructure & Services		7,886	170,890	34,068
Avant Communications, LLC (15) (16)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	300,030
NEPCORE Parent Holdings, LLC (15)	Class A	Digital Infrastructure & Services	10/21/2021	95	95,249	74,585

Nepcore Parent Holdings, LLC (Coretelligent Intermediate, LLC) (15)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	332,454
Ntiva Investments, LLC (MSP Global Holdings, Inc) (15)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,111	52,571
Thrive Parent, LLC (15)	Class L	Digital Infrastructure & Services	01/22/2021	100,219	263,195	406,456
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (15)	Class B	Healthcare & HCIT	09/30/2021	34,492	34,492	38,533
American Outcomes Management, L.P. (15) (16)	Class A	Healthcare & HCIT	02/17/2022	290,393	290,393	515,299
Community Based Care Holdings, LP (15)	LP Interests	Healthcare & HCIT	01/03/2022	179	178,916	191,113

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)
(Unaudited)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (15)	Class A	Healthcare & HCIT	03/31/2022	86,555	$86,555	$81,204
Health Platform Group, Inc (15)	Earn Out	Healthcare & HCIT	10/31/2020	16,502	—	—
INH Group Holdings, Inc. (15)	Class A	Healthcare & HCIT	01/31/2019	484,552	484,552	6,249
RCFN Parent, LP (People’s Care) (15)	Class A	Healthcare & HCIT	06/18/2021	77	78,284	83,644
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (15)	LP Interests	Healthcare & HCIT	10/14/2021	590,203	590,203	830,544
Brightspot Holdco, LLC (15)	LLC Units	Software & Tech Services	11/16/2021	433,207	433,207	427,682
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (15)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	162,814
Human Security (15)	Common Shares	Software & Tech Services	07/29/2022	339,568	953,134	953,127
Moon Topco, L.P. (Radiant Logic, Inc.) (15)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	55,819
Mykaarma Acquisition LLC (15)	Class A	Software & Tech Services	03/21/2022	257,031	257,031	277,758
Ranger Lexipol Holdings, LLC (15)	Class B	Software & Tech Services	11/18/2021	433	—	175,219
Ranger Lexipol Holdings, LLC (15)	Class A	Software & Tech Services	11/18/2021	433	433,207	404,565
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (15)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	253,338
Samsara Networks, Inc. (13) (15) (17)	Class A	Software & Tech Services		33,451	369,998	415,796
Stripe, Inc. (15)	Class B	Software & Tech Services	05/17/2021	4,158	166,854	123,181
Swyft Parent Holdings LP (15) (16)	LP Interests	Software & Tech Services	02/07/2022	4,485	—	76,262
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (15)	LP Interests	Transport & Logistics	02/05/2021	193,770	120,614	471,569
REP RO Coinvest IV A Blocker (Road One) (15)	Class A	Transport & Logistics	12/28/2022	66,441,840	664,418	664,418

Total U.S. Common Stock					7,179,288	7,870,756

U.S. Warrants - 0.17%
SBS Ultimate Holdings, LP, expire 09/18/2030 (15)	Class A	Healthcare & HCIT	09/18/2020	17,419	—	—
Alphasense, Inc., expire 05/29/2027(13) (15)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	480,369
Degreed, Inc., expire 04/11/2028 (15)	Series D	Software & Tech Services	04/11/2021	7,624	—	17,163
Degreed, Inc., expire 05/31/2026 (15)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	109,950
Degreed, Inc., expire 08/18/2029 (15)	Common Shares	Software & Tech Services	08/18/2022	9,374	—	45,483
ScyllaDB, Inc., expire 09/08/2032 (15)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	44,046
Vectra AI, Inc., expire 03/18/2031 (15)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	79,903

Total U.S. Warrants					184,077	776,914

United Kingdom Warrants - 0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (15)	Preferred Units	Software & Tech Services		8,832	159,859	217,181

Total United Kingdom Warrants					159,859	217,181

Portfolio Company	Class/Series			Shares	Cost	Fair Value
U.S. Investment Companies - 1.22%
Orangewood WWB Co-Invest, L.P. (15) (18)	LP Interests			829,314	$829,314	$829,314
ORCP III Triton Co-Investors, L.P. (15) (18)	LP Interests			341,592	98,394	420,500
AB Equity Investors, L.P. (15) (18)	LP Interests			984,786	984,786	1,307,429

Portfolio Company	Class/Series			Shares	Cost	Fair Value
Falcon Co-Investment Partners, L.P. (15) (18)	LP Interests			812,734	$812,734	$813,547
GHP E Aggregator, LLC (15) (18)	LLC Units			417,813	186,588	614,185
GHP SPV 2, L.P.(13) (15) (18)	LP Interests			244,920	244,920	230,225

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Class/Series			Shares	Cost	Fair Value
Magenta Blocker Aggregator, LP (15) (18)	Class A			821,396	$676,978	$1,126,955
Palms Co-Investment Partners, L.P. (15) (18)	LP Interests			261,449	261,449	261,449

Total U.S. Investment Companies					4,095,163	5,603,604

TOTAL INVESTMENTS - 245.69% (19)					$1,146,231,264	$1,122,517,095

Portfolio Company		Industry		Shares	Cost	Fair Value
Cash Equivalents - 6.34%
U.S. Investment Companies - 6.34%
Blackrock T Fund I (17) (20)	Money Market	Money Market Portfolio	4.03% (21)	14,121,193	$14,121,193	$14,121,193
State Street Institutional US Government Money Market Fund (17) (20)	Money Market	Money Market Portfolio	4.12% (21)	14,850,792	14,850,792	14,850,792

Total U.S. Investment Companies					28,971,985	28,971,985

Total Cash Equivalents					28,971,985	28,971,985
LIABILITIES IN EXCESS OF OTHER ASSETS - (152.03%)						$(694,610,587)
NET ASSETS - 100.00%						$456,878,493

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

(5)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(6)	This investment has multiple reference rates or alternate base rates. The All-in interest rate shown is the weighted average interest rate in effect at December 31, 2022 .
(7)	Saturn Borrower Inc. has been renamed to Stratus Networks, Inc. in 2022.
(8)	TA/WEG Holdings, LLC has been renamed to Wealth Enhancement Group, LLC in 2022.
(9)	MedMark Services, Inc. has been renamed to BAART Programs, Inc. in 2022.
(10)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(11)	Millin Purchaser LLC. has been renamed to Medsuite Purchaser, LLC in 2022.
(12)	Cybergrants Holdings, LLC has been renamed to Bonterra LLC in 2022.
(13)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
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
June 30, 2023
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
On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. As of June 30, 2023, the Fund had total Capital Commitments of $611,970,154, of which 14% or $88,163,879 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
The Fund’s fiscal year ends on December 31.
On June 14, 2019, the Adviser established ABPCI Direct Lending Fund CLO VI Ltd (“CLO VI”), an exempted company incorporated with limited liability under the laws of the Cayman Islands. CLO VI is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements. CLO VI issued
Class B-R
Notes,
Class C-R
Notes and Subordinated Notes to the Fund through AB PCI Direct Lending Fund CLO VI Depositor LLC, a wholly-owned subsidiary of the Fund established on June 28, 2019.
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
On January 5, 2023, the Adviser established ABPCIC Direct Lending Fund CLO XIII LTD (“CLO XIII”), a private company limited by shares incorporated under the laws of Jersey. CLO XIII is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation. CLO XIII issued Class D Notes and Subordinated Notes to the Fund through ABPCI Direct Lending Fund CLO XIII Depositor LLC, a wholly-owned subsidiary of the Fund established on April 3, 2023.
The Adviser has established certain additional consolidated subsidiaries that are subject to U.S. federal and state corporate level income taxes to hold certain equity or equity-like investments in portfolio companies.
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
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2023, the Fund had certain investments held in four portfolio companies on non-accrual
status, which represented 1.83% and 0.29% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2022, the Fund had certain investments held in three portfolio companies on non-accrual
status, which represented 0.96% and 0.26% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value.
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
as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of June 30, 2023, and December 31, 2022, $0 and $0, respectively, of accrued excise taxes remained payable. For the three and six months ended June 30, 2023, the Fund accrued income taxes of $260,725 and $278,026, respectively. For the three and six months ended June 30, 2022, the Fund accrued income taxes of $258,256 and $567,083, respectively. As of June 30, 2023 and December 31, 2022, $320,348 and $1,303,918, respectively, of accrued income taxes remained payable.
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
For the three and six months ended June 30, 2023, the Fund incurred a management fee of $4,204,038 and $8,142,942, respectively. For the three and six months ended June 30, 2022, the Fund incurred a management fee of $3,391,227 and $6,794,019, respectively, of which $0 and $283,566, respectively, were voluntarily waived by the Adviser. As of June 30, 2023 and December 31, 2022, $4,204,038 and $3,778,123, respectively, of accrued management fee remained payable.
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
Fee Net Investment Income” or “PIFNII”) for the quarter, as further described below. PIFNII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) the Fund has entered into with State Street Bank and Trust (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee, as well as the capital gains incentive fee (described below), accrued under GAAP). PIFNII also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind
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
For the three and six months ended June 30, 2023, the Fund incurred income-based incentive fees of $2,600,473 and $5,355,077, respectively. For the three and six months ended June 30, 2022, the Fund incurred income-based incentive fees of $951,206 and $2,883,145, respectively. As of June 30, 2023 and December 31, 2022, $2,600,473 and $2,534,935, respectively, of accrued income-based incentive fees remained payable.
The capital gains fee shall be determined and payable in arrears as of the end of each calendar year (or upon termination of this Agreement as set forth below), and will equal 20.0% of the Fund’s aggregate cumulative realized capital gains, if any, from the date of the Fund’s election to be regulated as a BDC through the end of each calendar year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees, with respect to each of the investments in the Fund’s portfolio. The Fund’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. The capital gains fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains fee will be payable for such year. In the event that this Agreement shall terminate as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains fee.
While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $
(237,304
) and $(784,037
), which was not realized. As of June 30, 2023 and December 31, 2022, $0 and $0, respectively, of capital gains incentive fee remained payable.

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
Administration Agreement and Expense Reimbursement Agreement
The Fund has entered into the Administration Agreement with the Administrator and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of its Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator will be responsible for providing the Fund with clerical, bookkeeping, recordkeeping and other administrative services. The Fund will reimburse the Adviser an amount equal to the Fund’s allocable portion (subject to the review of its Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.
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
For the three and six months ended June 30, 2023, the Fund accrued $36,215 and $71,487, respectively, in transfer agent fees. For the three and six months ended June 30, 2022, the Fund accrued $29,841 and $55,517, respectively, in transfer agent fees. As of June 30, 2023 and December 31, 2022, $36,214 and $34,224, respectively, of accrued transfer agent fees remained payable.
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
Affiliates
As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. The table below presents the Fund’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2023
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$10	$—	$—	$(10)	$—	$—
Controlled Affiliates
Bowline Topco LLC	$173,837	$—	$—	$—	$90,649	$264,486	$—

	$173,837	$10	$—	$—	$90,639	$264,486	$—
For the Six Months Ended June 30, 2022
Controlled Affiliates
Bowline Energy, LLC	$3,501,384	$6,012	$(111,258)	$—	$(6,012)	$3,390,126	$130,234
Bowline Topco LLC	2,600,575	—	—	—	1,858,488	4,459,063	—

	$6,101,959	$6,012	$(111,258)	$—	$1,852,476	$7,849,189	$130,234

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
AB-Abbott
Private Equity Investors 2020 (Delaware) Fund L.P.,
AB-Abbott
Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P.,
AB-Abbott
Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of
June 30
, 2023, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.
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
On June 9, 2023, the Fund entered into amendment no. 9 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment no. 9 (i) extended the maturity date of the 2021 HSBC Credit Facility from June 9, 2023 to June 7, 2024 and (ii) reduced the Fund’s sublimit commitment from $33,000,000 to $31,000,000.
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
All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket
expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2023, the Fund is in compliance with these covenants.
Natixis Credit Facility
On March 24, 2021, ABPCIC Funding III entered into a warehouse financing transaction (the “2021 Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank as collateral agent, collateral administrator and custodian. The reinvestment period of ABPCIC Funding III expired on March 24, 2023. On May 3, 2023, ABPCIC Funding III merged with CLO XIII (the “ABPCIC Funding III Merger”) as part of the closing of the CLO XIII Transaction (as defined below). The 2021 Natixis Credit Facility was terminated in connection with the ABPCIC Funding III Merger.
On April 21, 2023, ABPCIC Funding IV entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the 2021 HSBC Credit Facility and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “Natixis Collateral Agent”), collateral administrator (in such capacity, the “Natixis Collateral Administrator”). In connection with the Natixis Credit Facility, ABPCIC Funding IV entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding IV, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent and the Natixis Collateral Administrator, (ii) the account control agreement (the “Natixis Account Control Agreement”) among ABPCIC Funding IV, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “Natixis Securities Intermediary”), (iii) the collateral management agreement (the “Natixis Collateral Management Agreement”), between ABPCIC Funding IV and the Adviser, as collateral manager (in such capacity, the “Natixis Collateral Manager”), (iv) the collateral administration agreement (the “Natixis Collateral Administration Agreement”), among ABPCIC Funding IV, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement between ABPCIC Funding IV and the Fund.
The Natixis Credit Agreement provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the Natixis Credit Agreement will bear interest based on an adjusted term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 21, 2033 (or such later date mutually agreed to by ABPCIC Funding IV and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under the Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.
Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding IV. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. There is no collateral management fee charged as long as Advisor serves as a collateral manager. ABPCIC Funding IV will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding IV has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2023, the Fund is in compliance with these covenants.

All of the collateral pledged to the lenders by ABPCIC Funding IV under the Natixis Credit Agreement is held in the custody of the Natixis Securities Intermediary under the Natixis Account Control Agreement. The Natixis Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to the Natixis Collateral Administration Agreement. As compensation for the services rendered by the Natixis Collateral Administrator, ABPCIC Funding IV will pay the Natixis Collateral Administrator, on a quarterly basis, customary fee amounts and reimburse the Natixis Collateral Administrator for its reasonable out-of-pocket
expenses. The Natixis Collateral Administration Agreement and the obligations of the Natixis Collateral Administrator will continue until the earlier of (i) the liquidation of the collateral and the final distribution of the proceeds of such liquidation, (ii) the date on which all obligations have been paid in full or (iii) the termination of the Natixis Collateral Management Agreement.
The Fund’s outstanding borrowings through the Revolving Credit Facilities as of June 30, 2023 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$31,000,000	$—	$31,000,000	$—
Synovus	200,000,000	200,000,000	—	200,000,000
Natixis	200,000,000	53,400,000	146,600,000	53,400,000

Total	$431,000,000	$253,400,000	$177,600,000	$253,400,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2022 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$—	$50,000,000	$—
Synovus	200,000,000	180,000,000	20,000,000	180,000,000
Natixis	300,000,000	268,000,000	32,000,000	268,000,000

Total	$550,000,000	$448,000,000	$102,000,000	$448,000,000

As of June 30, 2023 and December 31, 2022, deferred financing costs were $1,367,187 and $1,146,619, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.
Collateralized Loan Obligations
CLO VI
On August 9, 2019, CLO VI (the “VI Issuer”) and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the “VI
Co-Issuer,”
and together with the VI Issuer, the “VI
Co-Issuers”),
each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO VI Transaction”). The stated reinvestment date was August 9, 2022.
The CLO VI indenture was refinanced under terms of the first supplemental indenture dated April 28, 2022 among the VI Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes (other than the Subordinated Notes) under the indenture dated August 9, 2019 in the amount of $246,900,000 were paid off, and the unamortized debt discount and debt issuance costs were accelerated into interest and borrowing expenses on the consolidated statements of operations. The VI Issuer issued new notes as listed below, as well as additional Subordinated Notes in the amount of $7,720,000.

The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	Term SOFR + 1.83%	$97,456,247
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L”)	$75,000,000	Term SOFR + 1.83%	$74,705,937
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,882,375
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	$43,500,000	Term SOFR + 2.25%	$43,329,463
Class B-R Secured Deferrable Floating Rate Note (“Class B-R”)	$19,250,000	Term SOFR + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	Term SOFR + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the VI Notes totaled $408,664 and $967,314, respectively, as of June 30, 2023 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2022
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	Term SOFR + 1.83%	$97,345,789
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L”)	$75,000,000	Term SOFR + 1.83%	$74,626,138
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,850,455
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	$43,500,000	Term SOFR + 2.25%	$43,283,185
Class B-R Secured Deferrable Floating Rate Note (“Class B-R”)	$19,250,000	Term SOFR + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	Term SOFR + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the VI Notes totaled $414,624 and $1,229,809, respectively, as of December 31, 2022 and are reflected on the consolidated statements of assets and liabilities.

The CLO VI indenture provides that the holders of the VI Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year, commencing in July 2022. The VI Notes will mature on April 27, 2034.
The VI N
o
tes are the secured
o
bligations of the VI
Co-Issuers,
and the indenture governing the VI Notes includes customary covenants and events of default. The VI Notes have not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
The Adviser serves as collateral manager to the VI Issuer pursuant to a collateral management agreement between the Adviser and the VI Issuer (the “CLO VI Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement. For the three and six months ended June 30, 2023, the Fund did not incur any collateral management fees. For the three and six months ended June 30, 2022, the Fund incurred collateral management fees of $131,978 and $588,476, respectively, which were voluntarily waived by the Adviser. Pursuant to a new CLO notes issuance, a collateral management fee is no longer charged as long as the Adviser serves as a collateral manager.

CLO XIII
On May 3, 2023, CLO XIII (the “XIII Issuer”), ABPCI Direct Lending Fund CLO XIII LLC, a limited liability company organized under the laws of the State of Delaware (the “XIII
Co-Issuer,”
and together with the XIII Issuer, the “XIII
Co-Issuers”),
ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd (the “First Static Subsidiary”) and ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd (the “Second Static Subsidiary” and together with the First Static Subsidiary, the “Static Subsidiaries”, and together with the XIII
Co-Issuers,
the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date was April 27, 2027.
The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of June 30, 2023 were as follows:

	June 30, 2023
	Principal Amount	Interest Rate	Carrying Value (1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	Term SOFR + 2.60%	$225,391,149
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	Term SOFR + 3.65%	$35,588,076
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	Term SOFR + 4.55%	$35,588,076
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	Term SOFR + 6.90%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

*	Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $3,432,699, respectively, as of June 30, 2023 and are reflected on the consolidated statements of assets and liabilities.

The CLO XIII indenture provides that the holders of the XIII Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year, commencing in October 2023. The XIII Notes will mature on April 27, 2035.
The XIII Notes are the secured obligations of the XIII Issuer Entities, and the indenture governing the XIII Notes includes customary covenants and events of default. The XIII Notes have not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
The Adviser serves as collateral manager to the XIII Issuer pursuant to a collateral management agreement between the Adviser and the XIII Issuer (the “CLO XIII Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the XIII Issuer, a collateral management fee shall not be charged.
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
There were no Secured Borrowings outstanding as of June 30, 2023.
Secured Borrowings outstanding as of December 31, 2022, were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	12/22/2022	90 days or less from trade date	2.27	$5,917,275

				$5,917,275

As of June 30, 2023 and December 31, 2022 total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Revolving Credit Facilities, Notes, and Secured Borrowings were $795,341,323 and $699,022,842, respectively.
Interest Expense on Borrowings
For the three and six months ended June 30, 2023 and June 30, 2022, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Interest and borrowing expenses	$15,739,753	$5,356,327	$28,661,398	$9,200,934
Commitment fees	158,849	148,583	245,381	279,999
Amortization of discount, debt issuance and deferred financing costs	1,361,520	1,541,308	2,135,003	2,706,070

Total	$17,260,122	$7,046,218	$31,041,782	$12,187,003

Weighted average interest rate (1)	7.74%	3.37%	7.50%	3.03%
Average outstanding balance	$815,524,585	$637,643,911	$770,484,167	$612,778,229

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.
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
The following table summarizes the valuation of the Fund’s investments as of June 30, 2023:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$37,064,266	$—	$—	$37,064,266

Total Cash Equivalents	$37,064,266	$—	$—	$37,064,266

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,190,640,160	$1,190,640,160
2nd Lien/Junior Secured Debt	—	—	10,435,717	10,435,717
Preferred Stock	—	—	9,767,046	9,767,046
Common Stock	33,358	—	8,394,635	8,427,993
Warrants	—	—	1,387,812	1,387,812

Total	$33,358	$0	$1,220,625,370	$1,220,658,728

Investments valued at NAV as a practical expedient #				6,914,124

Total assets #				$1,227,572,852

*	See consolidated schedule of investments for industry classifications.
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

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2023:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2023	$1,088,190,382	$10,640,036	$9,218,222	$7,420,892	$994,095	$1,116,463,627
Purchases (including PIK)	151,415,892	—	—	769,444	—	152,185,336
Sales and principal payments	(47,322,894)	—	(53,047)	(72,758)	—	(47,448,699)
Realized Gain (Loss)	20,919	—	(861,879)	5,453	—	(835,507)
Net Amortization of Premium/Discount	3,085,908	11,972	—	—	—	3,097,880
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(4,750,047)	(216,291)	1,463,750	271,604	393,717	(2,837,267)

Balance as of June 30, 2023	$1,190,640,160	$10,435,717	$9,767,046	$8,394,635	$1,387,812	$1,220,625,370

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(4,781,809)	$(216,291)	$602,140	$271,602	$393,717	$(3,730,641)
For the six months ended June 30, 2023, there were no transfers into or out of Level 3.
The following is a reconciliation of Level 3 assets for the year ended December 31, 2022:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2022	$859,412,243	$10,677,299	$12,563,914	$4,695,735	$1,111,543	$888,460,734
Purchases (including PIK)	447,434,086	220,045	2,396,024	2,683,623	43,880	452,777,658
Sales and principal payments	(196,946,622)	—	(8,919,847)	(159,711)	(299,962)	(206,326,142)
Realized Gain (Loss)	(19,544)	—	5,415,842	(46)	275,999	5,672,251
Net Amortization of Premium/Discount	6,629,933	21,713	—	—	—	6,651,646
Transfers In	—	—	—	426,294	—	426,294
Transfers Out	—	—	—	(802,902)	—	(802,902)
Net Change in Unrealized Appreciation (Depreciation)	(28,319,714)	(279,021)	(2,237,711)	577,899	(137,365)	(30,395,912)

Balance as of December 31, 2022	$1,088,190,382	$10,640,036	$9,218,222	$7,420,892	$994,095	$1,116,463,627

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(25,834,883)	$(279,021)	$(2,018,945)	$577,899	$89,851	$(27,465,099)

For the year ended December 31, 2022, amounts of $426,294 of Common Stock were transferred into Level 3 from Investments valued at net asset value as a practical expedient due to the decreased transparency of the price inputs used in the valuation of these positions. Further, amounts of $802,902 of Common Stock were transferred out of Level 3 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3.
The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2023 and December 31, 2022, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2023	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	1,132,612,538	Market Yield Analysis	Market Yield	8.9% - 34.1% (11.3%)	Decrease
	273,794	Market Approach	EBITDA Multiple	2.9x	Increase
	33,287	Liquidation Value	Asset Value	N/A	Increase
	3,317,093	Recent Transaction	Transaction Price	N/A	N/A
	54,403,448	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,435,717	Market Yield Analysis	Market Yield	11.3% - 14.8% (13.0%)	Decrease
Common Stock	6,535,023	Market Approach	EBITDA Multiple	8.3x - 42.0x (16.4x)	Increase
	1,019,175	Market Approach	Revenue Multiple	0.8x - 36.1x (9.6x)	Increase
	331,734	Market Approach	Network Cashflow Multiple	25.8x	Increase
	508,703	Market Approach	Market Yield	12.75% - 14.07% (13.88%)	Decrease
Preferred Stock	6,297,363	Market Approach	Revenue Multiple	4.5x - 11.0x (8.5x)	Increase
	3,205,197	Market Yield Analysis	Dividend Yield	12.5% - 15.1% (14.3%)	De crease
	264,486	Expected Repayment	Redemption Price	N/A	N/A
Warrants	1,387,812	Market Approach	Revenue Multiple	7.1x - 9.9x (9.0x)	Increase

Total Assets	1,220,625,370

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	1,017,673,836	Market Yield Analysis	Market Yield	9.1% - 24.5% (11.5%)	Decrease
	3,196,797	Market Approach	EBITDA Multiple	4.6x - 10.0x (9.9x)	Increase
	2,625,128	Market Approach	Revenue Multiple	0.5x	Increase
	255,988	Liquidition Value	Asset Value	N/A	Increase
	64,438,633	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,640,036	Market Yield Analysis	Market Yield	13.7% - 14.6% (14.3%)	Decrease
Common Stock	4,066,465	Market Approach	EBITDA Multiple	8.0x - 30.0x (13.5x)	Increase
	997,684	Market Approach	Revenue Multiple	0.8x - 36.1x (10.8x)	Increase
	332,454	Market Approach	Network Cashflow Multiple	33.0x	Increase
	404,565	Market Approach	Dividend Yield	14.3%	Decrease
	1,619,724	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	4,689,366	Market Approach	Revenue Multiple	0.5x - 12.0x (8.2x)	Increase
	4,355,019	Market Yield Analysis	Dividend Yield	12.5% - 17.5% (15.6%)	Decrease
	173,837	Expected Repayment	Redemption Price	N/A	N/A
Warrants	994,095	Market Approach	Revenue Multiple	0.5x - 8.5x (8.2x)	Increase

Total Assets	1,116,463,627

(1)	Weighted averages are calculated based on fair value of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2023 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note	$97,456,247	$96,285,000	$—	$—	$96,285,000
Class A-1-L Senior Secured Floating Rate Note	74,705,937	73,500,000	—	—	73,500,000
Class A-1-F Senior Secured Fixed Rate Note	29,882,375	27,300,000	—	—	27,300,000
Class A-2-R Senior Secured Deferrable Floating Rate	43,329,463	41,325,000	—	—	41,325,000
Class A Note	225,391,149	228,000,000	—	—	228,000,000
Class B Note	35,588,076	36,000,000	—	—	36,000,000
Class C Note	35,588,076	36,000,000	—	—	36,000,000

Total	$541,941,323	$538,410,000	$—	$—	$538,410,000

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $408,664 and $4,400,013 as of June 30, 2023 and are reflected on the consolidated statements of assets and liabilities.

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
6. Commitments & Contingencies
Commitments
The Fund may enter into commitments to fund investments. As of June 30, 2023 and December 31, 2022 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2023 and December 31, 2022:

			06/30/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt 5 Bars, LLC	Delayed Draw Term Loan	02/28/2023	—	—	2,845,273	(7,113)
5 Bars, LLC	Revolver	09/27/2024	—	—	646,653	(1,617)
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	1,250,622	(59,405)	3,689,335	(119,903)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(39,364)	787,273	(31,491)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	—	—	414,764	—
Accelerate Resources Operating, LLC	Revolver	02/24/2027	414,764	—	—	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(19,465)	648,837	(21,087)
Admiral Buyer, Inc	Delayed Draw Term Loan	05/06/2024	1,576,961	—	1,576,961	(15,770)
Admiral Buyer, Inc	Revolver	05/08/2028	563,200	—	563,200	(11,264)
AEG Holding Company, Inc.	Revolver	11/20/2023	—	—	670,119	—
Airwavz Solutions, Inc.	Delayed Draw Term Loan	03/31/2024	652,740	(11,423)	3,263,699	(40,796)
Airwavz Solutions, Inc.	Delayed Draw Term Loan	03/31/2024	5,206,136	(52,061)	—	—
Airwavz Solutions, Inc.	Revolver	03/31/2027	652,740	(13,055)	652,740	(13,055)
American Physician Partners, LLC	Revolver	02/15/2023	—	—	97,681	(14,896)
American Physician Partners, LLC	Delayed Draw Term Loan	02/15/2023	—	—	421,339	(8,427)

AMI US Holdings, Inc.	Revolver	04/01/2024	963,252	—	1,094,605	—
Analogic Corporation	Revolver	06/22/2023	—	—	24,444	(856)
Analogic Corporation	Revolver	06/24/2024	55,460	(277)	—	—
AOM Acquisition, LLC.	Revolver	02/18/2027	1,218,605	(3,047)	1,218,605	(9,140)
Avalara, Inc.	Revolver	10/19/2028	1,065,375	(21,308)	1,065,375	(26,634)
Avant Communications, LLC	Revolver	11/30/2026	566,910	(9,921)	566,910	—
Avetta, LLC	Revolver	04/10/2024	494,396	(4,944)	494,396	(2,472)
BAART Programs, Inc.	Delayed Draw Term Loan	06/11/2023	—	—	2,750,974	(130,671)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	418,452	(10,461)	259,300	—
Bonterra, LLC	Delayed Draw Term Loan	09/08/2023	2,420,233	(42,354)	2,746,215	(68,655)
Bonterra, LLC	Revolver	09/08/2027	18,521	(463)	723,392	(23,510)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	1,430,817	(28,616)	2,108,716	(57,990)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	660,870	(14,870)	777,494	(29,156)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(17,007)	680,292	(20,409)
BSI2 Hold Nettle, LLC	Revolver	06/30/2028	294,461	(5,153)	588,922	(10,306)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	1,816,606	(31,791)	1,816,606	(45,415)
BV EMS Buyer, Inc.	Delayed Draw Term Loan	03/21/2024	1,706,075	(42,652)	2,765,018	(96,776)
Cerifi, LLC	Revolver	04/01/2027	738,528	(12,924)	1,107,792	(33,234)
Certify, Inc	Revolver	02/28/2024	119,907	—	119,907	(899)
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2023	1,320,427	(66,021)	1,320,427	(52,817)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	05/10/2024	1,482,772	(44,483)	1,656,288	(62,111)
Coding Solutions Acquisition, Inc	Revolver	05/11/2028	636,288	(25,452)	636,288	(30,224)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	109,272	(2,185)	109,272	(4,371)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	03/29/2024	2,912,094	(36,401)	2,912,094	(87,363)
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	863,813	(17,276)	863,813	(34,553)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2024	834,415	(20,860)	834,415	(27,118)
Community Brands Parentco, LLC	Revolver	02/24/2028	417,208	(14,602)	417,208	(17,731)
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	1,870,703	(42,091)	1,870,703	(46,768)
Coretelligent Intermediate LLC	Revolver	10/21/2027	1,203,100	(30,078)	1,139,779	(31,344)
Coupa Holdings,LLC	Delayed Draw Term Loan	08/27/2024	948,020	(11,850)	—	—
Coupa Holdings,LLC	Revolver	02/27/2029	725,890	(18,147)	—	—
Datacor, Inc.	Delayed Draw Term Loan	03/31/2024	1,431,722	(17,897)	1,431,722	(7,159)
Datacor, Inc.	Revolver	12/29/2025	643,849	(14,487)	643,849	(9,658)
Degreed, Inc.	Delayed Draw Term Loan	08/18/2023	1,391,394	(31,306)	1,391,394	(34,785)
Degreed, Inc.	Delayed Draw Term Loan	08/18/2024	1,321,674	(23,129)	1,321,674	(26,433)
Degreed, Inc.	Revolver	05/29/2026	417,813	(11,490)	417,813	(12,534)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2023	144,839	(42,438)	619,031	(221,304)

Dispatch Track, LLC	Revolver	12/17/2026	301,930	(3,019)	301,930	(3,019)
EET Buyer, Inc.	Revolver	11/08/2027	1,036,629	(28,507)	690,794	(13,816)
Engage2Excel, Inc.	Revolver	03/07/2023	—	—	31,409	(864)
EvolveIP, LLC	Revolver	06/07/2025	94,478	(4,015)	418,538	(11,510)
Exterro, Inc.	Revolver	05/31/2024	738,562	—	247,500	(1,238)
Faithlife, LLC	Revolver	09/18/2025	279,053	—	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	—	—	1,609,623	(8,048)
Firstdigital Communications LLC	Revolver	12/17/2026	1,174,177	(46,967)	1,174,177	(49,903)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	04/14/2024	1,278,703	(38,361)	1,278,703	(19,181)
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	(33,737)	610,625	(10,686)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	—	—	412,270	(4,123)
Fusion Holding Corp	Revolver	09/15/2027	1,379,193	(20,688)	1,379,193	(34,480)
Fusion Risk Management Inc	Revolver	08/30/2028	—	—	852,848	(29,850)
Fusion Risk Management, Inc.	Revolver	05/22/2029	840,050	(16,801)	—	—
G Treasury SS, LLC	Delayed Draw Term Loan	01/02/2024	2,439,257	(18,294)	—	—
G Treasury SS, LLC	Delayed Draw Term Loan	06/30/2025	1,524,536	(11,434)	—	—
G Treasury SS, LLC	Revolver	07/03/2029	914,721	(18,294)	—	—
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2023	39,209	(980)	39,209	(1,274)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(9,464)	270,410	(11,492)
GHA Buyer, Inc.	Revolver	06/24/2026	951,077	(35,665)	951,077	(40,421)
Greenhouse Software, Inc.	Revolver	09/01/2028	1,232,251	(21,564)	1,232,251	(30,806)
Greenhouse Software, Inc.	Revolver	09/01/2028	604,499	(10,579)	604,499	(15,112)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	05/30/2025	4,336,642	—	6,702,083	(50,266)
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	09/16/2024	1,586,009	(11,895)	1,586,009	(35,685)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	304,465	(9,895)	456,698	(18,268)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/22/2023	—	—	1,918,951	(23,987)
Hirevue, Inc.	Revolver	05/03/2029	1,646,176	(41,154)	—	—
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/16/2023	—	—	889,740	(2,224)
Honor HN Buyer, Inc	Delayed Draw Term Loan	08/26/2024	1,421,307	—	2,437,025	—
Honor HN Buyer, Inc	Revolver	10/15/2027	266,081	—	304,093	(2,281)
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2023	3,436,155	—	3,436,155	(25,771)
Iodine Software, LLC	Revolver	05/19/2027	1,089,030	(13,613)	1,089,030	(21,781)
Kaseya Inc.	Delayed Draw Term Loan	06/24/2024	597,933	(14,948)	636,776	(19,103)
Kaseya Inc.	Revolver	06/25/2029	477,582	(15,521)	636,776	(23,879)
Mathnasium LLC	Revolver	11/15/2027	565,781	(9,901)	565,781	(12,730)
Mavenlink, Inc.	Revolver	06/03/2027	1,073,889	(21,478)	1,431,852	(39,376)
MBS Holdings, Inc.	Revolver	04/16/2027	818,302	(28,641)	974,169	(38,967)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(20,643)	1,376,227	(30,965)

Medical Management Resource Group, LLC	Revolver	09/30/2026	189,849	(8,543)	316,415	(11,866)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	10/23/2023	7,144,203	—	7,144,203	—
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(1,701)	680,400	(5,103)
Metametrics, Inc.	Revolver	09/10/2025	651,183	—	520,946	(6,512)
MMP Intermediate, LLC	Revolver	02/15/2027	552,880	(15,204)	552,880	(19,351)
Moon Buyer, Inc.	Revolver	04/21/2027	698,276	(33,168)	1,163,793	(2,909)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/01/2024	2,630,169	(78,905)	—	—
Mr. Greens Intermediate, LLC	Revolver	05/01/2029	1,052,068	(31,562)	—	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	—	—	2,828,188	(113,128)
MSM Acquisitions, Inc.	Revolver	12/09/2026	226,633	(10,198)	655,399	(29,493)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	01/24/2024	592,150	(13,323)	592,150	(20,725)
MSP Global Holdings, Inc.	Revolver	01/25/2027	845,929	(19,033)	845,929	(29,608)
Mykaarma Acquisition LLC	Revolver	03/21/2028	593,215	(8,898)	593,215	(16,313)
Navigate360, LLC	Revolver	03/17/2027	—	—	604,235	(12,085)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	06/10/2024	2,845,286	(21,340)	2,973,121	(22,298)
Netwrix Corporation And Concept Searching Inc.	Revolver	06/11/2029	581,067	(5,811)	774,755	(7,748)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	—	458,721	(1,147)
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	—	616,682	(1,542)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/15/2023	—	—	161,112	(7,250)
Ping Identity Corporation	Revolver	10/17/2028	1,203,345	(24,067)	1,203,344	(30,084)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	606,828	(28,824)	798,862	(25,963)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	215,078	(2,688)	384,068	(4,801)
Pinnacle Treatment Centers, Inc.	Revolver	01/02/2026	146,477	(2,930)	292,954	(6,591)
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	07/15/2024	2,600,963	(13,005)	2,720,672	(30,472)
Race Finco LLC	Delayed Draw Term Loan	01/09/2025	3,658,788	(45,735)	—	—
Race Finco LLC	Revolver	01/09/2028	609,798	(16,769)	—	—
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	(26,983)	1,199,232	(29,981)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	04/15/2024	3,379,752	(33,798)	3,665,540	(91,638)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(10,302)	588,705	(14,718)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/01/2027	407,781	(10,195)	486,706	(15,818)
RSC Acquisition, Inc.	Delayed Draw Term Loan	05/31/2024	686,250	(17,156)	4,995,303	(162,347)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	09/16/2024	1,633,575	(20,420)	2,840,999	(35,512)
Sako and Partners Lower Holdings LLC	Revolver	09/15/2028	1,242,937	(24,859)	905,569	(24,903)
Salisbury House, LLC	Revolver	08/30/2025	448,343	(11,209)	269,006	(10,088)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	06/28/2024	1,077,728	—	1,177,845	(26,502)
Sandstone Care Holdings, LLC	Revolver	06/28/2028	630,147	(3,151)	588,923	(19,140)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/09/2024	2,367,500	(29,594)	2,367,499	(35,512)

Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(28,841)	1,281,821	(32,046)
Saviynt, Inc.	Delayed Draw Term Loan	12/22/2024	4,268,586	(96,043)	6,097,981	(152,450)
Saviynt, Inc.	Revolver	12/22/2027	609,798	(13,720)	609,798	(15,245)
SCA Buyer, LLC	Revolver	01/20/2026	128,770	(5,473)	257,540	(10,302)
ScyllaDB, Inc.	Delayed Draw Term Loan	03/08/2024	660,837	(4,956)	660,837	(8,260)
ScyllaDB, Inc.	Revolver	09/08/2027	264,335	(3,304)	264,335	(4,626)
Securonix, Inc.	Revolver	04/05/2028	1,538,337	(84,609)	1,538,337	(69,225)
Serrano Parent, LLC	Revolver	05/13/2030	2,085,981	(52,150)	—	—
Single Digits, Inc.	Revolver	12/21/2023	—	—	416,149	(63,463)
Single Digits, Inc.	Revolver	06/21/2026	416,149	(52,019)	—	—
Sirsi Corporation	Revolver	03/15/2024	553,741	(1,384)	553,741	(2,769)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(20,404)	1,165,950	(37,893)
Smartlinx Solutions, LLC	Revolver	03/04/2026	—	—	389,613	(11,688)
Smile Brands, Inc.	Revolver	10/12/2025	16,987	(1,444)	166,783	(12,926)
Soladoc, LLC	Delayed Draw Term Loan	06/10/2024	2,355,690	(53,003)	2,355,690	(53,003)
Soladoc, LLC	Revolver	06/12/2028	588,923	(19,140)	588,922	(19,140)
Spark DSO LLC	Revolver	04/20/2026	856,964	(49,275)	1,105,760	(38,702)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2023	2,442,241	(18,317)	3,630,358	(54,455)
Stratus Networks, Inc.	Revolver	12/15/2027	198,019	(3,465)	13,201	(330)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	(3,102)	310,244	(4,654)
Sundance Group Holdings, Inc.	Revolver	07/02/2027	1,087,824	(16,317)	1,418,901	(39,020)
Swiftpage, Inc.	Revolver	06/13/2023	—	—	225,317	(9,576)
Swiftpage, Inc.	Revolver	12/13/2023	225,317	(3,943)	—	—
Syntax Systems Ltd	Delayed Draw Term Loan	10/30/2023	2,434,137	(109,536)	2,434,137	(121,707)
Syntax Systems Ltd	Revolver	10/29/2026	324,552	(14,605)	324,552	(16,228)
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/25/2023	1,056,104	(60,726)	1,056,104	(84,488)
TBG Food Acquisition Corp	Revolver	12/25/2027	264,026	(15,182)	264,026	(21,122)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(5,815)	290,770	(7,996)
Telesoft Holdings, LLC	Revolver	12/16/2025	481,472	(10,833)	547,128	(12,310)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	03/31/2024	1,176,326	(11,763)	1,253,266	(18,799)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	138,106	(2,417)	138,106	(3,453)
Thrive Buyer, Inc.	Revolver	01/22/2027	739,815	(5,549)	961,759	(14,426)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	1,814,778	(27,222)	3,080,902	(46,214)
TRGRP, Inc.	Revolver	11/01/2023	—	—	333,333	—
TRGRP, Inc.	Revolver	06/09/2024	300,000	—	—	—
Unanet, Inc.	Delayed Draw Term Loan	12/09/2024	3,790,435	(18,952)	3,790,435	(37,904)
Unanet, Inc.	Revolver	12/08/2028	1,263,478	(18,952)	1,263,478	(25,270)

Ungerboeck Systems International, LLC	Delayed Draw Term Loan	08/02/2023	44,570	(780)	204,574	(2,046)
Ungerboeck Systems International, LLC	Revolver	04/30/2027	180,451	(3,158)	229,387	(4,588)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/09/2023	—	—	279,947	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	—	—	1,163,793	(34,914)
Vectra AI, Inc.	Revolver	03/18/2026	—	—	232,759	(6,983)
Vectra AI, Inc.	Revolver	03/02/2028	232,759	(4,655)	—	—
Vehlo Purchaser, LLC	Revolver	05/24/2028	991,229	(17,347)	1,239,037	(18,586)
Velocity Purchaser Corporation	Revolver	12/01/2023	—	—	193,237	(483)
Velocity Purchaser Corporation	Revolver	12/01/2024	193,237	—	—	—
Veracross LLC	Delayed Draw Term Loan	12/28/2023	—	—	1,668,830	(37,549)
Veracross LLC	Revolver	12/28/2027	1,112,554	(22,251)	1,112,554	(36,158)
Vhagar Purchaser, LLC	Delayed Draw Term Loan	06/09/2025	746,711	(11,201)	—	—
Vhagar Purchaser, LLC	Revolver	06/11/2029	373,356	(11,201)	—	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	05/02/2024	398,757	(4,984)	718,075	(10,771)
Wealth Enhancement Group, LLC	Revolver	10/04/2027	457,366	(6,861)	457,366	(8,004)
West Dermatology	Delayed Draw Term Loan	06/17/2024	—	—	3,731,767	(522,447)
West Dermatology	Delayed Draw Term Loan	03/31/2025	3,731,767	(279,881)	—	—
West Dermatology	Revolver	03/17/2028	1,243,922	(105,733)	1,243,922	(186,588)
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2024	3,333,525	(8,334)	3,333,525	(33,335)
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	(17,158)	1,372,628	(27,453)

Total			$172,834,987	$(3,312,188)	$193,536,127	$(5,029,664)

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
On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed
basis upon the issuance of a capital draw-down notice. At June 30, 2023 the Fund had total Capital Commitments of $611,970,154, of which 14% or $88,163,879 is unfunded. At December 31, 2022, the Fund had total Capital Commitments of $572,772,226, of which 14% or $77,483,361 was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.
The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2023 and June 30, 2022:

	For the six months ended June 30, 2023		For the six months ended June 30, 2022
Quarter Ended	Shares	Amount	Shares	Amount
March 31	—	—	3,095,246	$30,684,000
June 30	2,776,754	$25,792,451	5,759,395	$56,263,228

Total capital drawdowns	2,776,754	$25,792,451	8,854,641	$86,947,228

Distributions
The following tables reflect the distributions declared on Shares during the six months ended June 30, 2023 and June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2023	3/29/2023	4/25/2023	$0.10	$5,139,617
6/28/2023	6/28/2023	7/24/2023	$0.20	$10,402,344

				$15,541,961

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2022	3/29/2022	4/28/2022	$0.25	$9,709,845
6/28/2022	6/28/2022	7/27/2022	$0.15	$6,590,492

				$16,300,337

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
The following tables summarize Shares distributed pursuant to the DRIP during the six months ended June 30, 2023 and June 30, 2022 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2023	3/29/2023	3/31/2023	294,604	$2,740,870
6/28/2023	6/28/2023	6/30/2023	606,230	$5,552,823

			900,834	$8,293,693

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2022	3/29/2022	3/31/2022	526,163	$5,101,704
6/28/2022	6/28/2022	6/30/2022	360,978	$3,500,728

			887,141	$8,602,432

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
The following table summarizes share repurchases completed during the six months ended June 30, 2023:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 24, 2023	1,215,454	627,518	$5,837,993	52%	$9.30
June 30	May 26, 2023	1,255,610	461,364	$4,225,901	37%	$9.16
The following table summarizes share repurchases completed during the six months ended June 30, 2022:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 25, 2022	795,164	420,864	$4,081,370	53%	$9.70
June 30	May 27, 2022	911,141	617,738	$5,990,765	68%	$9.70
8. Earnings Per Share
The following information sets forth the computation of basic and diluted earnings per Share for the three and six months ended June 30, 2023 and June 30, 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets from operations	$2,873,817	$6,184,258	$18,422,405	$11,695,958
Weighted average common shares outstanding	51,975,095	41,885,326	51,104,578	39,180,515
Earnings per common share-basic and diluted	$0.06	$0.15	$0.36	$0.30

9. Financial Highlights
Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2023 and June 30, 2022:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Per Share Data: (1)(2)
Net asset value, beginning of period	$9.10	$9.80
Net investment income (loss)	0.42	0.40
Net realized and unrealized gains (losses) on investments	(0.06)	(0.10)

Net increase (decrease) in net assets resulting from operations	0.36	0.30

Distributions to stockholders (3)	(0.30)	(0.40)

Net asset value, end of period	$9.16	$9.70
Shares outstanding, end of period	52,816,794	44,047,129
Total return at net asset value before incentive fees (4)(5)	5.15%	3.69%
Total return at net asset value after incentive fees (4)(5)	4.01%	3.15%

Ratio/Supplemental Data:
Net assets, end of period	$483,746,801	$427,133,065
Ratio of total expenses to weighted average net assets (6)	19.14%	12.24%
Ratio of net expenses to weighted average net assets (6)	19.14%	11.89	% (7)
Ratio of net investment income (loss) before waivers to weighted average net assets (6)	10.69%	8.76%
Ratio of net investment income (loss) after waivers to weighted average net assets (6)	10.69%	9.11	% (7)
Ratio of interest and credit facility expenses to weighted average net assets (6)	13.40%	6.46%
Ratio of incentive fees to weighted average net assets (5)	1.15%	0.55%
Portfolio turnover rate (5)	4.07%	10.37%
Asset coverage ratio (8)	160%	165%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)
For the six months ended June 30, 2023 and June 30, 2022, the Adviser voluntarily waived a portion of their management fees and collateral management fees. Additionally, the Adviser received reimbursement payments from the Fund as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 0% and 0.31%, for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
Investments in Portfolio Companies	$(68,793,108	)(1)	$(123,608,819	)(2)	$(106,811,642	)(3)	$(197,870,999	)(4)
Draw Downs against Revolvers and Delayed Draw Term Loans	(21,135,064)		(23,272,355)		(44,664,115)		(37,236,931)
Principal Repayments	33,136,130	(5)	63,752,273	(6)	47,322,894	(7)	91,237,994	(8)
Sales	918,035		4,962,265		918,035		7,349,882

Net Repayments (Investments)	$(55,874,007)		$(78,166,636)		$(103,234,828)		$(136,520,054)

(1)	Includes investments in 13 portfolio companies.
(2)	Includes investments in 20 portfolio companies.
(3)	Includes investments in 31 portfolio companies.
(4)	Includes investments in 42 portfolio companies.
(5)	Includes $4,769,334 in revolver and delayed draw term payments.
(6)	Includes $4,250,192 in revolver and delayed draw term payments.
(7)	Includes $8,186,322 in revolver and delayed draw term payments.
(8)	Includes $5,949,439 in revolver and delayed draw term payments.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2023:

	As of June 30, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,222,867,467	91.94%	$1,190,640,160	91.33%	10.99%
Second Lien Junior Secured Debt	10,788,331	0.81	10,435,717	0.80	13.56%
Preferred Stock	7,253,950	0.55	9,767,046	0.74	—
Common Stock	7,511,429	0.56	8,427,993	0.65	—
Investment Companies	5,196,692	0.39	6,914,124	0.53	—
Warrants	343,936	0.03	1,387,812	0.11	—
Cash and cash equivalents	76,104,236	5.72	76,104,236	5.84	—

Total	$1,330,066,041	100%	$1,303,677,088	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,115,667,642	93.36%	$1,088,190,382	92.90%	10.44%
Second Lien Junior Secured Debt	10,776,359	0.90	10,640,036	0.91	12.76%
Preferred Stock	8,168,876	0.69	9,218,222	0.79	—
Common Stock	7,179,288	0.60	7,870,756	0.67	—
Investment Companies	4,095,163	0.34	5,603,604	0.48	—
Warrants	343,936	0.03	994,095	0.08	—
Cash and cash equivalents	48,785,985	4.08	48,785,985	4.17	—

Total	$1,195,017,249	100%	$1,171,303,080	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Number of portfolio companies	195	179
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of June 30, 2023:

	As of June 30, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,210,639,244	98.13%	$1,197,451,703	99.70%
Non-accrual	23,016,554	1.87%	3,624,174	0.30%

Total	$1,233,655,798	100.00%	$1,201,075,877	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,115,420,688	99.02%	$1,095,916,015	99.73%
Non-accrual	11,023,313	0.98	2,914,403	0.27

Total	$1,126,444,001	100%	$1,098,830,418	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of June 30, 2023 the Fund had fourteen investments, across four issuers, that were on non-accrual status. As of December 31, 2022, the Fund had seven investments, with three issuers that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of June 30, 2023 and December 31, 2022 (with corresponding percentage of total portfolio investments):

	As of June 30, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$93,512,976	7.46%	$93,191,224	7.60%
Consumer Discretionary	321,309	0.03	253,510	0.02
Consumer Non-Cyclical	55,430,009	4.42	54,205,225	4.42
Digital Infrastructure & Services	203,995,598	16.27	201,837,520	16.44
Energy	3,469,755	0.28	3,769,548	0.31
Financials	50,859,495	4.06	49,896,555	4.06
Healthcare & HCIT	247,092,037	19.70	225,990,771	18.41
Investment Companies	5,196,692	0.41	6,914,124	0.56
Software & Tech Services	590,036,789	47.05	590,367,559	48.09
Transport & Logistics	4,047,145	0.32	1,146,816	0.09

	$1,253,961,805	100%	$1,227,572,852	100%

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$84,074,984	7.33%	$83,153,924	7.41%
Consumer Discretionary	9,111,762	0.79	9,163,275	0.82
Consumer Non-Cyclical	52,130,891	4.55	49,936,678	4.45
Digital Infrastructure & Services	189,702,392	16.55	186,488,258	16.61
Energy	3,640,277	0.32	3,857,859	0.34
Financial Services	44,747,532	3.90	43,871,366	3.91
Healthcare & HCIT	231,062,290	20.16	217,504,759	19.38
Investment Companies	4,095,163	0.36	5,603,604	0.50
Software & Tech Services	523,456,373	45.67	521,545,397	46.46
Transport & Logistics	4,209,600	0.37	1,391,975	0.12

	$1,146,231,264	100%	$1,122,517,095	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three and six months ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Total investment income	$36,287,203	$19,936,570	$69,131,994	$39,624,007
Total expenses	25,651,098	12,434,969	47,456,742	24,049,007

Reimbursement payments to Adviser	—	—	—	259,263
Waived collateral management fees	—	(131,978)	—	(588,476)
Waived management fees	—	—	—	(283,566)

Net investment income before taxes	10,636,105	7,633,579	21,675,252	16,187,779
Income tax expense, including excise tax	260,725	258,256	278,026	567,083

Net investment income after tax	10,375,380	7,375,323	21,397,226	15,620,696
Net realized and change in unrealized appreciation (depreciation) on investments	(7,501,047)	(1,186,520)	(2,973,182)	(3,920,183)

Net increase in net assets resulting from operations	2,874,333	6,188,803	18,424,044	11,700,513
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	516	4,545	1,639	4,555

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$2,873,817	$6,184,258	$18,422,405	$11,695,958

Investment Income

During the three months ended June 30, 2023, the Fund’s investment income was comprised of $35,269,067 of interest income, which includes $1,713,508 from the net amortization of premium and accretion of discounts, $662,830 of payment-in-kind interest, and $355,306 of dividend income. During the three months ended June 30, 2022, the Fund’s investment income was comprised of $19,314,117 of interest income, which includes $1,919,206 of the net amortization of premium and accretion of discounts, $605,426 of payment-in-kind interest, and $17,027 of dividend income. The increase in net investment income during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, can primarily be attributed to an increase in gross assets and interest rates.

During the six months ended June 30, 2023, the Fund’s investment income was comprised of $67,028,005 of interest income, which includes $3,097,880 from the net amortization of premium and accretion of discounts, and $1,696,231 of payment-in-kind interest, and $407,758 of dividend income. During the six months ended June 30, 2022, the Fund’s investment income was comprised of $38,398,568 of interest income, which includes $3,309,963 of the net amortization of premium and accretion of discounts, $1,199,825 of payment-in-kind interest, and $25,614 of dividend income. The increase in net investment income during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, can primarily be attributed to an increase in gross assets and interest rates.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and six months ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Interest and borrowing expenses	$17,260,122	$7,046,218	$31,041,782	$12,187,003
Management fees	4,204,038	3,391,227	8,142,942	6,794,019
Income-based incentive fee	2,600,473	951,206	5,355,077	2,883,145
Professional fees	681,896	339,678	1,197,209	816,658
Collateral management fees	—	131,978	—	588,476
Administration and custodian fees	294,109	245,103	558,564	468,340
Insurance expenses	135,986	155,509	271,972	308,748
Directors’ fees	69,875	50,000	139,750	100,000
Transfer agent fees	36,215	29,841	71,487	55,517
Capital gains incentive fee	—	(237,304)	—	(784,037)
Other expenses	368,384	331,513	677,959	631,138

Total expenses	25,651,098	12,434,969	47,456,742	24,049,007
Reimbursement payments to Adviser	—	—	—	259,263
Waived collateral management fees	—	(131,978)	—	(588,476)
Waived management fees	—	—	—	(283,566)
Income tax expense, including excise tax	260,725	258,256	278,026	567,083

Net expenses	$25,911,823	$12,561,247	$47,734,768	$24,003,311

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction. As of June 30, 2023, there were outstanding balances of $0, $200,000,000 and $53,400,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility and the Natixis Credit Facility, respectively, and an outstanding balance of $0 in Secured Borrowings.

As of December 31, 2022, there were outstanding balances of $0, $180,000,000, and $268,000,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility, and the 2021 Natixis Credit Facility, respectively, and an outstanding balance of $5,917,275 in Secured Borrowings.

The outstanding amount on the Notes is $541,941,323 net of unamortized discount and debt issuance costs as of June 30, 2023. The outstanding amount on the Notes was $245,105,567 net of unamortized discount and debt issuance costs as of December 31, 2022.

Interest and borrowing expenses for the three months ended June 30, 2023 and June 30, 2022 were $17,260,122 and $7,046,218, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 7.74% and 3.37% for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase in interest and borrowing expenses during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 can primarily be attributed to an increase in debt outstanding and interest rates.

Interest and borrowing expenses for the six months ended June 30, 2023 and June 30, 2022 were $31,041,782 and $12,187,003, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 7.50% and 3.03% for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in interest and borrowing expenses during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 can primarily be attributed to an increase in debt outstanding and interest rates.

Management Fee

The gross management fee expenses for the three months ended June 30, 2023 and June 30, 2022 were $4,204,038 and $3,391,227, respectively. The increase in the management fee for the three months ended June 30, 2023 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

The gross management fee expenses for the six months ended June 30, 2023 and June 30, 2022 were $8,142,942 and $6,794,019, respectively. The increase in the management fee for the six months ended June 30, 2023 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the six months ended June 30, 2023 and June 30, 2022, the Adviser waived management fees of $0 and $283,566, respectively.

Fund Expenses

For the three months ended June 30, 2023, the Fund incurred $25,651,098 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, and other expenses. The Fund incurred $260,725 of tax expense.

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

For the six months ended June 30, 2023, the Fund incurred $47,456,742 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, transfer agent fees, and other expenses. The Fund incurred $278,026 of tax expense.

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

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2023, the Fund had principal repayments and sales which resulted in $303,851 of net realized loss. During the six months ended June 30, 2023, the Fund had principal repayments and sales which resulted in $298,398 of net realized loss.

During the three months ended June 30, 2022, the Fund had principal repayments and sales which resulted in $644,621 of net realized gain. During the six months ended June 30, 2022, the Fund had principal repayments and sales which resulted in $816,953 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2023, the Fund had $7,197,196 in net change in unrealized depreciation on $1,253,961,805 of investments in 195 portfolio companies. Unrealized depreciation for the three months ended June 30, 2023, resulted from an decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

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

During the six months ended June 30, 2023, the Fund had $2,674,784 in net change in unrealized depreciation on $1,253,961,805 of investments in 195 portfolio companies. Net change in unrealized depreciation for the six months ended June 30, 2023, resulted from a decrease in fair value, primarily due to negative valuation adjustments on debt securities, which were slightly offset by positive valuation adjustments on equity securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2023 and 2022, the net increase in net assets resulting from operations was $2,874,333 and $6,188,803, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2023 and 2022, the Fund’s per share net increase in net assets resulting from operations was $0.06 and $0.15, respectively.

For the six months ended June 30, 2023 and 2022, the net increase in net assets resulting from operations was $18,424,044 and $11,700,513, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2023 and 2022, the Fund’s per share net increase in net assets resulting from operations was $0.36 and $0.30, respectively.

Cash Flows

For the six months ended June 30, 2023, cash increased by $27,318,251. During the same period, the Fund used $71,685,716 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2023, the Fund generated $99,003,967 from financing activities, primarily from issuance of common stock and issuance of new CLO Notes.

For the six months ended June 30, 2022, cash increased by $6,167,374. During the same period, the Fund used $133,305,815 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2022, the Fund generated $139,473,189 from financing activities, primarily from issuance of common stock, net borrowings on the Revolving Credit Facilities and refinance of the CLO Notes.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the six months ended June 30, 2023 and June 30, 2022, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2023, and December 31, 2022, the Fund had $76,104,236 and $48,785,985 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of June 30, 2023, taken together with the Fund’s uncalled Capital Commitments of $88,163,879 and $31,000,000 undrawn amount on the 2021 HSBC Credit Facility and $146,600,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of June 30, 2023, the Fund has unfunded commitments to fund future investments in the amount of $172,834,987, and contractual obligations in the form of Revolving Credit Facilities of $253,400,000 and Notes of $541,941,323.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of June 30, 2023, the Fund received Capital Commitments of $611,970,154. Inception to June 30, 2023, the Fund received Capital Contributions to the Fund of $523,806,275. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

On February 24, 2023, the Fund commenced the Q1 2023 Tender Offer for up to 1,215,454 Shares. The Purchase Price for the Q1 2023 Tender Offer was $9.30 per Share and the Q1 2023 Tender Offer expired on March 31, 2023. On May 26, 2023, the Fund commenced the Q2 2023 Tender Offer for up to 1,255,610 Shares. The Purchase Price for the Q2 2023 Tender Offer was $9.16 per Share and the Q2 2023 Tender Offer expired on June 30, 2023.

On February 25, 2022, the Fund commenced the Q1 2022 Tender Offer for up to 795,164 Shares. The Purchase Price for the Q1 2022 Tender Offer was $9.70 per Share and the Q1 2022 Tender Offer expired on March 31, 2022. On May 27, 2022, the Fund commenced the Q2 2022 Tender Offer for up to 911,141 Shares. The Purchase Price for the Q2 2022 Tender Offer was $9.70 per Share and the Q2 2022 Tender Offer expired on June 30, 2022.

Stockholders who tendered Shares in the Q1 2023 Tender Offer, Q2 2023 Tender Offer, Q1 2022 Tender Offer, and Q2 2022 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Capital Commitments	$23,027,241	$34,442,052	$49,576,874	$85,045,402
Capital Commitments rescinded due to participation in General Tender Program	$5,562,750	$8,565,065	$10,378,946	$15,680,265
Dividend reinvestments	$5,552,823	$3,500,728	$8,293,693	$8,602,432
Shares issued to investors under DRIP	606,230	360,978	900,384	887,141
Value of capital drawdown notices	$25,792,451	$56,263,228	$25,792,451	$86,947,228
Shares issued to investors under capital drawdown notices	2,776,754	5,759,395	2,776,754	8,854,641
Value of Shares purchased in General Tender Program	$4,225,901	$5,990,765	$10,063,894	$10,072,135
Shares purchased in General Tender Offer	461,364	617,738	1,088,882	1,038,602

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2023	March 29, 2023	April 25, 2023	$0.10	$5,139,617
June 28, 2023	June 28, 2023	July 24, 2023	$0.20	$10,402,344

Total distributions declared			$0.30	$15,541,961

The following table summarizes distributions declared during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2022	March 29, 2022	April 28, 2022	$0.25	$9,709,845
June 28, 2022	June 28, 2022	July 27, 2022	$0.15	$6,590,492

Total distributions declared			$0.40	$16,300,337

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the six months ended June 30, 2023, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the six months ended June 30, 2023, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Revolving Credit Facilities

2021 HSBC Credit Facility

On July 8, 2021, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of June 30, 2023, the Fund had $0 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2022, the Fund had $0 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of June 30, 2023, the Fund had $200,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2022, the Fud had $180,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On April 21, 2023, ABPCIC Funding IV entered into the Natixis Credit Facility. As of June 30, 2023, the Fund had $53,400,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

2021 Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the 2021 Natixis Credit Facility. As of June 30, 2023, the Fund had $0 outstanding on the Natixis Credit Facility. As of December 31, 2022, the Fund had $268,000,000 outstanding on the 2021 Natixis Credit Facility. The 2021 Natixis Credit Facility was terminated in connection with the ABPCIC Funding III Merger.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $0 and $5,917,275 as of June 30, 2023 and December 31, 2022, respectively.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Debt Securitization

On August 9, 2019, the VI Co-Issuers completed the CLO VI Transaction. On April 28, 2022, the CLO VI indenture was refinanced under terms of the first supplemental indenture among the VI Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes (other than the Subordinated Notes) under the indenture dated August 9, 2019 in the amount of $246,900,000 were paid off, and the unamortized debt discount and debt issuance costs were accelerated into interest and borrowing expenses on the consolidated statements of operations (the “CLO VI Refinancing”). The CLO VI Refinancing was executed through a private placement of: (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.83% per annum; (ii) $75,000,000 of Class A-1L Senior Secured Floating Rate Loans, which bear interest at Term SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1F Senior Secured Fixed Rate Notes, which bear interest at 4.305% per annum; (iv) $43,550,000 of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 2.25% per annum; (v) $19,250,000 of Class B-R Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.10% per annum; and (vi) $20,125,000 of Class C-R Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.15% per annum, as well as Subordinated Notes in the amount of $61,320,000. The VI Notes are scheduled to mature on April 27, 2034.

On May 3, 2023, the XIII Issuer Entities completed the CLO XIII Transaction. The CLO Transaction was executed through a private placement of: (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 2.60% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 3.65% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.55% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 6.90% per annum; and (v) $67,000,000 of subordinated notes. The XIII Notes are scheduled to mature on April 27, 2035.

The VI Notes are the secured obligations of the VI Co-Issuers, and the XIII Notes are the secured obligations of the XIII Issuer Entities. The indentures governing the VI Notes and the XIII Notes each include customary covenants and events of default. The VI Notes and the XIII Notes have not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Adviser serves as collateral manager to the VI Issuer and the XIII Issuer pursuant to the CLO VI Collateral Management Agreement and the CLO XIII Collateral Management Agreement, respectively. For so long as the Adviser serves as collateral manager to the VI Issuer, a collateral management fee shall not be charged under the CLO VI Collateral Management Agreement, and for so long as the Adviser serves as collateral manager to the XIII Issuer, a collateral management fee shall not be charged under the CLO XIII Collateral Management Agreement.

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

As of June 30, 2023, and December 31, 2022, the Fund had total senior securities of $800,150,000 and $700,313,290, respectively, consisting of borrowings under the Revolving Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 160% and 165%, respectively.

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

The Fund is subject to financial market risks, including changes in interest rates. To the extent that the Fund borrows money to make investments, the Fund’s net investment income is dependent upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invests these funds. In periods of rising interest rates, the Fund’s cost of funds would increase, which may reduce the Fund’s net investment income. Because the Fund expects that most of its investments will bear interest at floating rates, the Fund anticipates that an increase in interest rates would have a corresponding increase in the Fund’s interest income that would likely offset any increase in the Fund’s cost of funds and, thus, net investment income would not be reduced. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on the Fund’s net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic and rising inflation, which has resulted in an increase in the level of volatility across such markets and a general decline in the value of the securities held by the Fund.

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

In connection with the COVID-19 pandemic and rising inflation, the U.S. Federal Reserve and other central banks have increased interest rates. A prolonged increase in interest rates could result in an increase in the Fund’s non-performing assets and a decrease in the value of its portfolio because the portfolio companies paying interest at such increasing floating rates may be unable to meet higher payment obligations. In periods of rising interest rates, the Fund’s cost of funds would increase, which, if not matched with the rising interest rates of its performing floating-rate assets, could result in a decrease in its net investment income. Incurring additional leverage will magnify the impact of an increase to the Fund’s cost of funds. A decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for the Fund’s capital that the decrease in interest rates may produce.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2023, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(3,131,257)	$(1,925,375)	$(1,205,882)
Up 100 basis points	12,525,028	5,511,724	7,013,304
Up 200 basis points	25,050,056	15,403,000	9,647,056
Up 300 basis points	37,575,084	23,104,500	14,470,584

The above outcomes are estimates based on models that use assumptions, and such assumptions may not hold true should any of the listed scenarios occur. The table should be read in conjunction with the “Forward-Looking Statements” section to this quarterly report.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the six months ended June 30, 2023, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of June 30, 2023 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2023.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of June 30, 2023(1)	(41.6)%	(27.9)%	(14.3)%	(0.7)%	13.0%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(46.6)%	(31.6)%	(16.6)%	(1.6)%	13.4%

(1)	Assumes $1,320 million in total portfolio assets, $836 million in debt outstanding, $484 million in net assets, and an average cost of funds of 8.28%. Actual interest payments may be different.
(2)	Assumes $1,320 million in total portfolio assets, $880 million in debt outstanding, $440 million in net assets, and an average cost of funds of 8.28%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2023, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Credit Agreement, dated as of April 21, 2023, among ABPCIC Funding IV LLC, as borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).

10.2	Account Control Agreement, dated as of April 21, 2023, among ABPCIC Funding IV LLC, as debtor, U.S. Bank Trust Company, National Association, as collateral agent and the secured party and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).

10.3	Collateral Management Agreement, dated as of April 21, 2023, by and between ABPCIC Funding IV LLC, as borrower, and AB Private Credit Investors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).

10.4	Collateral Administration Agreement, dated as of April 21, 2023, among ABPCIC Funding IV LLC, AB Private Credit Investors LLC, as collateral manager, and U.S. Bank Trust Company, National Association, as collateral administrator (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).

10.5	Master Loan Sale and Contribution Agreement, dated as of April 21, 2023, by and between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding IV LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).

10.6	Indenture by and among ABPCI Direct Lending Fund CLO XIII Ltd, as issuer, ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd, as first static subsidiary, ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd, as second static subsidiary, ABPCI Direct Lending Fund CLO XIII LLC, as co-issuer and U.S. Bank Trust Company, National Association, as trustee, dated as of May 3, 2023 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on May 5, 2023).

10.7	Amended and Restated Loan Sale and Contribution Agreement by and among AB Private Credit Investors Corporation, as the Seller, ABPCI Direct Lending Fund CLO XIII Depositor LLC, as the Depositor, and ABPCI Direct Lending Fund CLO XIII Ltd, as the Buyer, dated as of May 3, 2023 (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on May 5, 2023).

10.8	Ninth Amendment to Revolving Credit Agreement, dated as of June 9, 2023, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P. and AB-Abbott Private Equity Solutions 2023 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on June 13, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: August 14, 2023	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14 , 2023	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)