Form 10-Q
period 2023-09-30
AB Private Credit Investors Corp
filed 2023-11-14
CIK 1634452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:

814-01196

AB Private Credit Investors Corporation
(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)
405 Colorado Street, Suite 1500
Austin, Texas 78701
(Address of principal executive offices)
(Zip Code)
(512)

721-2900
(Registrant’s telephone number, including area code)
1345 Avenue of the Americas
New York, NY 10105
(Former address)
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

12b-2

of the Exchange Act).     Yes   ☐    No   ☒
The issuer had 54,191,179.793 shares of common stock, $0.01 par value per share, outstanding as of November
14
, 2023.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Item 1.	Financial Statements
AB Private Credit Investors Corporation
Consolidated Statements of Assets and Liabilities

	As of September 30, 2023 (Unaudited)	As of December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,264,464,090 and $1,146,231,264, respectively)	$1,246,207,175	$1,122,343,258
Non-controlled affiliated investments (amortized cost of $4,936,908 and $0)	3,246,622	—
Controlled affiliated investments (amortized cost of $0 and $0)	264,486	173,837

Total investments, at fair value (amortized cost of $1,269,400,998 and $1,146,231,264)	1,249,718,283	1,122,517,095
Cash and cash equivalents	101,011,905	48,785,985
Receivable for fund shares	14,658,609	2,834,026
Interest receivable	7,230,238	9,795,021
Deferred financing costs	925,433	1,146,619
Investment in underlying portfolios paid in advance	540,832	—
Receivable for investments sold	340,909	6,428,709
Prepaid expenses	—	226,644

Total assets	$1,374,426,209	$1,191,734,099

Liabilities
Notes payable (net of unamortized discount of $399,530 and $414,624, respectively, and debt issuance costs of $4,040,529 and $1,229,809, respectively)	$542,309,941	$245,105,567
Credit facility payable	283,400,000	448,000,000
Interest and borrowing expenses payable	18,781,179	8,311,138
Payable for fund shares repurchased	8,409,635	6,304,249
Distribution payable	5,856,824	8,909,055
Incentive fee payable	5,726,295	2,534,935
Management fees payable	4,276,488	3,778,123
Professional fees payable	544,601	594,355
Administrator and custodian fees payable	500,209	725,470
Payable to Adviser	482,592	1,347,210
Accrued expenses and other liabilities	392,723	—
Accrued tax liability	185,657	1,303,918
Payable for investments purchased	133,470	1,990,087
Directors’ fees payable	69,696	—
Transfer agent fees payable	36,929	34,224
Secured borrowings	—	5,917,275

Total liabilities	$871,106,239	$734,855,606

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 54,193,205 and 50,228,088 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	541,932	502,281
Paid-in capital in excess of par value	522,706,967	485,940,938
Distributable earnings (accumulated loss)	(19,974,510)	(29,599,112)

Total net assets of AB Private Credit Investors Corporation	$503,274,389	$456,844,107

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$45,581	$34,386

Total net assets	$503,319,970	$456,878,493

Total liabilities and net assets	$1,374,426,209	$1,191,734,099

Net asset value per share of AB Private Credit Investors Corporation	$9.29	$9.10

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$38,162,810	$23,571,953	$105,190,815	$61,840,287
Payment-in-kind interest	276,379	332,901	1,972,610	1,532,726
Dividend income	132,975	28,850	540,733	54,464
From controlled affiliated investments:
Interest income, net of amortization/accretion	—	67,952	—	198,186

Total investment income	38,572,164	24,001,656	107,704,158	63,625,663

Expenses:
Interest and borrowing expenses	17,167,795	8,935,088	48,209,577	21,122,091
Management fees	4,276,488	3,644,259	12,419,430	10,438,278
Income-based incentive fee	3,125,822	1,275,176	8,480,899	4,158,321
Professional fees	413,128	392,050	1,610,337	1,208,708
Administration and custodian fees	341,457	239,624	900,021	707,964
Insurance expenses	161,246	180,760	433,218	489,508
Directors’ fees	139,750	50,000	279,500	150,000
Transfer agent fees	36,929	32,503	108,416	88,020
Collateral management fees	—	—	—	588,476
Capital gains incentive fee	—	(499,007)	—	(1,283,044)
Other expenses	287,088	332,340	965,047	963,478

Total expenses	25,949,703	14,582,793	73,406,445	38,631,800
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	—	—	—	259,263
Waived collateral management fees	—	—	—	(588,476)
Waived management fees	—	—	—	(283,566)

Net expenses	25,949,703	14,582,793	73,406,445	38,019,021

Net investment income before taxes	12,622,461	9,418,863	34,297,713	25,606,642

Income tax expense, including excise tax	96,092	382,072	374,118	949,155

Net investment income after tax	12,526,369	9,036,791	33,923,595	24,657,487

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	14,243	842,514	(284,155)	1,659,467
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	6,625,755	(11,368,856)	3,860,332	(17,958,468)
Non-controlled affiliated investments	80,483	—	80,473	—
Controlled affiliated investments	—	1,397,959	90,649	3,250,435

Net realized and change in unrealized gains (losses) on investment transactions	6,720,481	(9,128,383)	3,747,299	(13,048,566)

Net increase (decrease) in net assets resulting from operations	$19,246,850	$(91,592)	$37,670,894	$11,608,921

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$1,418	$386	$3,057	$4,941

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$19,245,432	$(91,978)	$37,667,837	$11,603,980

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.24	$0.21	$0.66	$0.60
Earnings per share (basic and diluted):	$0.36	$(0.00)	$0.73	$0.28
Weighted average shares outstanding:	52,831,675	44,069,253	51,686,603	40,828,002

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2023	52,816,794	$528,168	$509,937,301	$(26,718,668)	$36,025	$483,782,826
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,526,559	(190)	12,526,369
Net realized gain (loss) on investments	—	—	—	14,243	—	14,243
Net change in unrealized appreciation (depreciation) on investments	—	—	—	6,704,630	1,608	6,706,238
Capital transactions:
Issuance of common stock	1,566,471	15,664	14,532,952	—	—	14,548,616
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	8,138	8,138
Issuance of common shares pursuant to distribution reinvestment plan	715,418	7,155	6,637,294	—	—	6,644,449
Repurchase of common stock	(905,478)	(9,055)	(8,400,580)	—	—	(8,409,635)
Distributions to stockholders	—	—	—	(12,501,274)	—	(12,501,274)

Total increase (decrease) for the three months ended September 30, 2023	1,376,411	13,764	12,769,666	6,744,158	9,556	19,537,144

Net assets at September 30, 2023	54,193,205	$541,932	$522,706,967	$(19,974,510)	$45,581	$503,319,970

Distributions declared per share	—	$—	$—	$0.24	$—	$0.24

Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	33,924,590	(995)	33,923,595
Net realized gain (loss) on investments	—	—	—	(284,155)	—	(284,155)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,027,402	4,052	4,031,454
Capital transactions:
Issuance of common stock	4,343,225	43,432	40,297,635	—	—	40,341,067
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	8,138	8,138
Issuance of common shares pursuant to distribution reinvestment plan	1,616,252	16,163	14,921,979	—	—	14,938,142
Repurchase of common stock	(1,994,360)	(19,944)	(18,453,585)	—	—	(18,473,529)
Distributions to stockholders	—	—	—	(28,043,235)	—	(28,043,235)

Total increase (decrease) for the nine months ended September 30, 2023	3,965,117	39,651	36,766,029	9,624,602	11,195	46,441,477

Net assets at September 30, 2023	54,193,205	$541,932	$522,706,967	$(19,974,510)	$45,581	$503,319,970

Distributions declared per share	—	$—	$—	$0.54	$—	$0.54

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2022	44,047,129	$440,471	$424,682,511	$2,010,083	$30,652	$427,163,717
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,036,998	(207)	9,036,791
Net realized gain (loss) on investments	—	—	—	842,514	—	842,514
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(9,971,490)	593	(9,970,897)
Capital transactions:
Issuance of common stock	1,926,590	19,266	18,286,993	—	—	18,306,259
Issuance of common shares pursuant to distribution reinvestment plan	482,995	4,830	4,584,542	—	—	4,589,372
Repurchase of common stock	(374,177)	(3,742)	(3,551,646)	—	—	(3,555,388)
Distributions to stockholders	—	—	—	(8,539,011)	—	(8,539,011)

Total increase (decrease) for the three months ended September 30, 2022	2,035,408	20,354	19,319,889	(8,630,989)	386	10,709,640

Net assets at September 30, 2022	46,082,537	$460,825	$444,002,400	$(6,620,906)	$31,038	$437,873,357

Distributions declared per share	—	$—	$—	$0.20	$—	$0.20

Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	24,658,082	(595)	24,657,487
Net realized gain (loss) on investments	—	—	—	1,659,467	—	1,659,467
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(14,713,569)	5,536	(14,708,033)
Capital transactions:
Issuance of common stock	10,781,231	107,812	105,145,675	—	—	105,253,487
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	9,336	9,336
Issuance of common shares pursuant to distribution reinvestment plan	1,370,136	13,701	13,178,103	—	—	13,191,804
Repurchase of common stock	(1,412,779)	(14,128)	(13,613,395)	—	—	(13,627,523)
Distributions to stockholders	—	—	—	(24,839,348)	—	(24,839,348)

Total increase (decrease) for the nine months ended September 30, 2022	10,738,588	107,385	104,710,383	(13,235,368)	14,277	91,596,677

Net assets at September 30, 2022	46,082,537	$460,825	$444,002,400	$(6,620,906)	$31,038	$437,873,357

Distributions declared per share	—	$—	$—	$0.60	$—	$0.60

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$37,670,894	$11,608,921

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(215,295,165)	(336,125,554)
Payment-in-kind investments	(1,972,610)	(1,532,726)
Proceeds from sales of investments and principal repayments	98,278,139	150,869,120
Net realized (gain) loss on investments	284,155	(1,659,467)
Net change in unrealized (appreciation) depreciation on investments	(4,031,454)	14,708,033
Amortization of premium and accretion of discount, net	(4,464,253)	(5,014,878)
Amortization of discount, debt issuance and deferred financing costs	2,945,375	3,786,621

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	6,087,800	(463,556)
(Increase) decrease in interest receivable	2,564,783	(8,449,848)
(Increase) decrease in investment in underlying portfolios paid in advance	(540,832)	—
(Increase) decrease in prepaid directors’ fee	—	38,156
(Increase) decrease in prepaid expenses	226,644	184,187
Increase (decrease) in payable for investments purchased	(1,856,617)	(9,334,523)
Increase (decrease) in management fees payable	498,365	991,207
Increase (decrease) in payable to Adviser	(864,618)	(1,263,547)
Increase (decrease) in administrator and custodian fees payable	(225,261)	(6,798)
Increase (decrease) in professional fees payable	(49,754)	203,111
Increase (decrease) in accrued tax liability	(1,118,261)	876,697
Increase (decrease) in incentive fee payable	3,191,360	(1,385,156)
Increase (decrease) in directors’ fees payable	69,696	—
Increase (decrease) in transfer agent fees payable	2,705	9,484
Increase (decrease) in insurance payable	—	208,859
Increase (decrease) in interest and borrowing expenses payable	10,470,041	3,261,791
Increase (decrease) in accrued expenses and other liabilities	392,723	106,149

Net cash provided by (used for) operating activities	(67,736,145)	(178,383,717)

Cash flows from financing activities
Issuance of common stock	28,516,484	106,740,491
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	8,138	9,336
Repurchase of common stock	(16,368,143)	(14,808,274)
Distributions paid	(16,157,324)	(10,044,046)
Financing costs paid	(5,519,815)	(2,041,238)
Borrowings on notes	300,000,000	246,321,363
Repayments of notes	—	(213,150,000)
Borrowings on credit facility	289,400,000	170,400,000
Repayments of credit facility	(454,000,000)	(118,000,000)
Proceeds on secured borrowings	8,889,878	10,264,355
Repayments on secured borrowings	(14,807,153)	(16,357,206)

Net cash provided by (used for) financing activities	119,962,065	159,334,781

Net increase (decrease) in cash	52,225,920	(19,048,936)
Cash and cash equivalents, beginning of period	48,785,985	54,489,043

Cash and cash equivalents, end of period	$101,011,905	$35,440,107

Supplemental and non-cash financing activities
Cash paid during the period for interest	$34,223,362	$13,668,017
Issuance of common shares pursuant to distribution reinvestment plan	$14,938,142	$13,191,804
State taxes paid	$1,492,379	$72,458

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value (++) + * # ^ - 248.29%

U.S. Corporate Debt - 237.86%

1st Lien/Senior Secured Debt - 235.86%
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	11.17% (S + 5.75%; 1.00% Floor)	07/01/2024	$1,037,575	$1,037,018	$1,037,575
AEG Holding Company, Inc. (2)	Consumer Non-Cyclical	Revolver	11.17% (S + 5.75%; 1.00% Floor)	07/01/2024	335,059	334,418	335,059
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Term Loan	11.17% (S + 5.75%; 1.00% Floor)	07/01/2024	5,466,232	5,463,191	5,466,232
AEG Holding Company, Inc. (3)	Consumer Non-Cyclical	Term Loan	11.17% (S + 5.75%; 1.00% Floor)	07/01/2024	1,805,542	1,804,335	1,805,542
Ampler QSR Holdings, LLC (3) (4)	Consumer Non-Cyclical	Term Loan	11.42% (S + 5.87%; 1.00% Floor)	07/21/2027	12,253,028	12,093,680	12,069,233
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	11.04% (S + 5.50%; 3.00% PIK; 1.00% Floor)	11/08/2024	1,118,059	1,115,332	992,277
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	11.04% (S + 5.50%; 3.00% PIK; 1.00% Floor)	11/08/2024	896,558	894,378	795,696
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	11.04% (S + 5.50%; 3.00% PIK; 1.00% Floor)	11/08/2024	1,562,805	1,558,966	1,386,990
Krispy Krunchy Foods, L.L.C (5)	Consumer Non-Cyclical	Term Loan	9.92% (S + 4.50%; 1.00% Floor)	11/17/2027	8,103,406	7,990,073	8,062,889
Mathnasium LLC (2)	Consumer Non-Cyclical	Revolver	10.37% (S + 5.00%; 0.75% Floor)	11/15/2027	76,163	67,075	68,003
Mathnasium LLC (1) (5)	Consumer Non-Cyclical	Term Loan	10.51% (S + 5.00%; 0.75% Floor)	11/15/2027	5,358,599	5,284,003	5,291,617
MMP Intermediate, LLC (2) (6)	Consumer Non-Cyclical	Revolver	11.18% (S + 5.75%; 1.00% Floor)	02/15/2027	—	(7,559)	(13,822)
MMP Intermediate, LLC (1) (5)	Consumer Non-Cyclical	Term Loan	11.18% (S + 5.75%; 1.00% Floor)	02/15/2027	7,966,631	7,852,663	7,767,465
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.32% (S + 5.00%; 1.00% Floor)	07/11/2025	116,238	114,201	114,495
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.32% (S + 5.00%; 1.00% Floor)	07/11/2025	234,879	230,763	231,355
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,955,620	1,948,949	1,926,286
TBG Food Acquisition Corp (2) (6)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.18% (S + 4.75%; 0.75% Floor)	12/24/2027	—	(7,530)	(23,762)
TBG Food Acquisition Corp (2) (6)	Consumer Non-Cyclical	Revolver	10.18% (S + 6.00%; 0.75% Floor)	12/24/2027	—	(1,883)	(5,941)
TBG Food Acquisition Corp (1) (4)	Consumer Non-Cyclical	Term Loan	10.18% (S + 4.75%; 0.75% Floor)	12/24/2027	6,485,140	6,438,196	6,339,224
Airwavz Solutions, Inc. (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.04% (S + 5.50%; 1.00% Floor)	03/31/2027	—	(47,929)	(39,046)
Airwavz Solutions, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.04% (S + 5.50%; 1.00% Floor)	03/31/2027	3,263,699	3,223,358	3,206,584
Airwavz Solutions, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	11.04% (S + 5.50%; 1.00% Floor)	03/31/2027	—	(8,077)	(11,423)
Airwavz Solutions, Inc. (3)	Digital Infrastructure & Services	Term Loan	11.04% (S + 5.50%; 1.00% Floor)	03/31/2027	5,221,919	5,157,301	5,130,535
Avant Communications, LLC (2) (6)	Digital Infrastructure & Services	Revolver	11.29% (S + 5.75%; 1.00% Floor)	11/30/2026	—	(7,273)	(5,669)
Avant Communications, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	11.29% (S + 5.75%; 1.00% Floor)	11/30/2026	15,002,008	14,780,198	14,851,988
Bridgepointe Technologies, LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.04% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(60,073)	(46,724)
Bridgepointe Technologies, LLC (1) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.04% (S + 6.50%; 1.00% Floor)	12/31/2027	4,975,778	4,860,916	4,863,823
Bridgepointe Technologies, LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.04% (S + 6.50%; 1.00% Floor)	12/31/2027	2,744,798	2,726,050	2,683,040
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.04% (S + 6.50%; 1.00% Floor)	12/31/2027	3,858,316	3,814,865	3,771,504
Bridgepointe Technologies, LLC (2)	Digital Infrastructure & Services	Revolver	12.04% (S + 6.50%; 1.00% Floor)	12/31/2027	116,624	105,530	99,131
Bridgepointe Technologies, LLC (1)	Digital Infrastructure & Services	Term Loan	12.04% (S + 6.50%; 1.00% Floor)	12/31/2027	1,038,313	1,008,276	1,014,951
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	12.04% (S + 6.50%; 1.00% Floor)	12/31/2027	4,717,525	4,646,741	4,611,381
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	12.04% (S + 6.50%; 1.00% Floor)	12/31/2027	2,277,043	2,202,932	2,225,809
Coretelligent Intermediate LLC (1) (2) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.99% (S + 5.50%; 1.00% Floor)	10/21/2027	3,775,054	3,735,101	3,690,053
Coretelligent Intermediate LLC (2)	Digital Infrastructure & Services	Revolver	13.00% (P + 4.50%; 1.00% Floor)	10/21/2027	316,605	303,604	284,945
Coretelligent Intermediate LLC (1) (3) (5)	Digital Infrastructure & Services	Term Loan	10.99% (S + 5.50%; 1.00% Floor)	10/21/2027	7,888,601	7,807,614	7,691,386
EvolveIP, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	110,256	110,137	102,538
EvolveIP, LLC	Digital Infrastructure & Services	Revolver	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	566,868	564,213	527,188
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	6,364,108	6,334,282	5,918,620
Firstdigital Communications LLC (2)	Digital Infrastructure & Services	Revolver	9.68% (S + 4.25%; 0.75% Floor)	12/17/2026	412,549	391,902	337,179
Firstdigital Communications LLC (3) (5)	Digital Infrastructure & Services	Term Loan	9.68% (S + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,468,278	12,997,663

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
FirstLight Holdco, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	9.50% (S + 4.00%; 1.00% Floor)	07/23/2025	$6,117,743	$6,010,509	$5,964,799
Greenlight Intermediate II, Inc. (2) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	06/01/2028	5,125,123	5,027,113	5,091,612
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	11.07% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,243,767	5,291,618
MBS Holdings, Inc. (2)	Digital Infrastructure & Services	Revolver	11.17% (L + 5.75%; 1.00% Floor)	04/16/2027	155,867	144,171	131,513
MBS Holdings, Inc. (5)	Digital Infrastructure & Services	Term Loan	11.17% (S + 6.50%; 1.00% Floor)	04/16/2027	789,118	766,101	787,145
MBS Holdings, Inc. (1) (3) (4) (5)	Digital Infrastructure & Services	Term Loan	11.17% (S + 5.75%; 1.00% Floor)	04/16/2027	10,284,305	10,159,909	10,027,197
MSP Global Holdings, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.79% (S + 5.25%; 1.00% Floor)	01/25/2027	610,157	592,496	595,128
MSP Global Holdings, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	10.80% (S + 5.25%; 1.00% Floor)	01/25/2027	—	(9,926)	(10,574)
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Term Loan	10.80% (S + 5.25%; 1.00% Floor)	01/25/2027	7,811,627	7,716,128	7,713,982
NI Topco, Inc (3) (5)	Digital Infrastructure & Services	Term Loan	10.99% (S + 5.50%; 0.75% Floor)	12/28/2028	6,589,194	6,471,842	6,556,248
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.99% (S + 5.50%; 0.75% Floor)	12/28/2028	1,221,278	1,198,837	1,215,172
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.43% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(47,134)	(36,588)
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Revolver	12.43% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(15,730)	(15,245)
Race Finco LLC (3) (5)	Digital Infrastructure & Services	Term Loan	12.43% (S + 7.00%; 1.00% Floor)	01/10/2028	4,878,384	4,752,556	4,756,425
SDC Atlas Acquistionco, LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 0.75% Floor)	08/25/2028	—	(182,706)	(186,896)
SDC Atlas Acquistionco, LLC (2) (6)	Digital Infrastructure & Services	Revolver	10.92% (S + 5.50%; 0.75% Floor)	08/25/2028	—	(12,180)	(12,460)
SDC Atlas Acquistionco, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	10.92% (S + 5.50%; 0.75% Floor)	08/25/2028	10,715,390	10,505,888	10,501,082
Single Digits, Inc. (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.90% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	611,680	609,128	535,220
Single Digits, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	9.90% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	—	(189)	(52,019)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	9.90% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	2,863,192	2,857,556	2,505,293
Stratus Networks, Inc. (2) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.67% (S + 5.25%; 1.00% Floor)	12/15/2027	1,518,150	1,478,866	1,468,645
Stratus Networks, Inc. (2)	Digital Infrastructure & Services	Revolver	12.75% (P + 4.25%, 1.00% Floor)	12/15/2027	132,013	117,962	109,736
Stratus Networks, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.67% (S + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,803,403	7,742,564
Thrive Buyer, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.54% (S + 6.00%; 1.00% Floor)	01/22/2027	8,195,029	8,093,305	8,195,029
Thrive Buyer, Inc. (2)	Digital Infrastructure & Services	Revolver	13.50% (P + 5.00%; 1.00% Floor)	01/22/2027	369,907	356,788	369,907
Thrive Buyer, Inc. (4)	Digital Infrastructure & Services	Term Loan	12.04% (S + 6.50%; 1.00% Floor)	01/22/2027	1,201,362	1,165,321	1,201,362
Thrive Buyer, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.54% (S + 6.00%; 1.00% Floor)	01/22/2027	11,675,708	11,540,950	11,675,708
Towerco IV Holdings, LLC (1) (2) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.42% (S + 4.00%; 1.00% Floor)	08/31/2028	17,686,199	17,608,954	17,322,721
Transtelco Holding, Inc (1) (3)	Digital Infrastructure & Services	Term Loan	10.90% (S + 5.50%; 1.00% Floor)	03/26/2026	8,503,727	8,326,050	8,312,393
Transtelco Holding, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.15% (S + 5.75%; 0.50% Floor)	03/26/2026	4,661,043	4,641,814	4,626,085
Transtelco Holding, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.65% (S + 5.25%; 0.50% Floor)	03/26/2026	4,661,043	4,641,152	4,579,475
Accelerate Resources Operating, LLC (1) (2)	Energy	Delayed Draw Term Loan	11.42% (S + 6.00%; 1.00% Floor)	02/24/2027	625,867	589,098	625,867
Accelerate Resources Operating, LLC (2) (6)	Energy	Revolver	11.42% (S + 6.00%; 1.00% Floor)	02/24/2027	—	(3,397)	—
Accelerate Resources Operating, LLC (3)	Energy	Term Loan	11.40% (S + 6.00%; 1.00% Floor)	02/24/2027	1,251,735	1,227,734	1,251,735
Accelerate Resources Operating, LLC (1) (5)	Energy	Term Loan	11.42% (S + 6.00%; 1.00% Floor)	02/24/2027	5,611,737	5,583,174	5,611,737
Foundation Risk Partners, Corp. (2) (3)	Financials	Delayed Draw Term Loan	11.49% (S + 6.00%; 0.75% Floor)	10/30/2028	2,271,863	2,239,635	2,208,784
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	11.49% (S + 6.00%; 0.75% Floor)	10/29/2028	2,106,090	2,093,956	2,058,703

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Foundation Risk Partners, Corp. (2) (6)	Financials	Revolver	11.49% (S + 6.00%; 0.75% Floor)	10/29/2027	$—	$(8,797)	$(23,356)
Foundation Risk Partners, Corp. (1) (3) (5)	Financials	Term Loan	11.49% (S + 6.00%; 0.75% Floor)	10/29/2028	9,683,595	9,596,032	9,465,714
Foundation Risk Partners, Corp. (5)	Financials	Term Loan	11.49% (S + 6.00%; 0.75% Floor)	10/30/2028	781,341	772,160	763,761
Galway Borrower, LLC	Financials	Delayed Draw Term Loan	10.74% (S + 5.25%; 0.75% Floor)	09/29/2028	39,209	38,926	38,621
Galway Borrower, LLC (2) (6)	Financials	Revolver	10.74% (S + 5.25%; 0.75% Floor)	09/30/2027	—	(3,654)	(4,056)
Galway Borrower, LLC (1) (5)	Financials	Term Loan	10.74% (S + 5.25%; 0.75% Floor)	09/29/2028	4,218,746	4,168,824	4,155,464
Higginbotham Insurance Agency, Inc. (1) (5)	Financials	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% Floor)	11/24/2028	3,315,071	3,295,508	3,298,496
Higginbotham Insurance Agency, Inc. (1) (3) (5)	Financials	Term Loan	10.92% (S + 5.50%; 1.00% Floor)	11/24/2028	7,982,341	7,916,663	7,942,429
Peter C. Foy & Associates Insurance Services, LLC (3)	Financials	Delayed Draw Term Loan	11.43% (S + 6.00%; 0.75% Floor)	11/01/2028	1,247,381	1,230,465	1,222,434
Peter C. Foy & Associates Insurance Services, LLC (1) (3)	Financials	Delayed Draw Term Loan	11.43% (S + 6.00%; 0.75% Floor)	11/01/2028	5,884,727	5,840,753	5,767,032
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.43% (S + 6.00%; 0.75% Floor)	11/01/2028	498,481	492,470	488,511
RSC Acquisition, Inc. (5)	Financials	Delayed Draw Term Loan	11.04% (S + 5.50%; 0.75% Floor)	10/30/2026	7,022,845	7,014,153	6,917,503
Wealth Enhancement Group, LLC (2)	Financials	Delayed Draw Term Loan	10.06% (S + 5.75%; 1.00% Floor)	10/04/2027	960,211	956,904	953,416
Wealth Enhancement Group, LLC (1) (4) (5)	Financials	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	10/04/2027	6,247,164	6,233,730	6,200,310
Wealth Enhancement Group, LLC (2) (6)	Financials	Revolver	10.50% (S + 5.75%; 1.00% Floor)	10/04/2027	—	(1,161)	(3,430)
AAH Topco, LLC (1) (2) (3) (4) (5)	Healthcare	Delayed Draw Term Loan	10.92% (S + 5.50%; 0.75% Floor)	12/22/2027	5,898,714	5,762,940	5,702,108
AAH Topco, LLC (2) (6)	Healthcare	Revolver	10.92% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(11,222)	(23,618)
AAH Topco, LLC (1) (3) (5)	Healthcare	Term Loan	10.92% (S + 5.50%; 0.75% Floor)	12/22/2027	6,436,250	6,337,656	6,243,162
American Physician Partners, LLC (1) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/29/2023	1,171,910	1,082,011	—
American Physician Partners, LLC (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/29/2023	882,467	817,051	—
American Physician Partners, LLC (7)	Healthcare	Revolver	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/29/2023	346,322	345,024	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/29/2023	6,290,877	5,733,816	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/29/2023	1,343,599	1,243,170	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/29/2023	2,493,973	2,278,901	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/29/2023	90,732	85,722	100,839
AOM Acquisition, LLC. (2) (6)	Healthcare	Revolver	10.29% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(16,677)	—
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	10.29% (S + 4.75%; 1.00% Floor)	02/18/2027	6,158,526	6,070,857	6,158,526
BAART Programs, Inc. (1)	Healthcare	Delayed Draw Term Loan	10.65% (S + 5.00%, 1.00% Floor)	06/11/2027	3,882,438	3,856,464	3,746,553
BAART Programs, Inc. (1) (5)	Healthcare	Term Loan	10.65% (S + 5.00%; 1.00% Floor)	06/11/2027	4,685,933	4,658,574	4,521,925
BV EMS Buyer, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	11.17% (S + 5.75%; 1.00% Floor)	11/23/2027	1,812,705	1,760,865	1,759,923
BV EMS Buyer, Inc. (4) (5)	Healthcare	Term Loan	11.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,494,364	3,409,105	3,441,948
Caregiver 2, Inc. (5)	Healthcare	Delayed Draw Term Loan	12.98% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	1,529,843	1,508,933	1,453,351
Caregiver 2, Inc. (3)	Healthcare	Term Loan	13.06% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	4,579,880	4,525,785	4,350,886
Caregiver 2, Inc. (3)	Healthcare	Term Loan	13.06% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	657,361	649,597	624,493
Caregiver 2, Inc. (5)	Healthcare	Term Loan	10.58% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	627,887	617,279	596,493
Choice Health At Home, LLC, (1) (2)	Healthcare	Delayed Draw Term Loan	13.18% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	949,314	933,401	881,222
Choice Health At Home, LLC, (1) (5)	Healthcare	Term Loan	12.18% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	2,567,909	2,541,476	2,478,033
Coding Solutions Acquisition, Inc	Healthcare	Delayed Draw Term Loan	10.82% (S + 5.50%; 0.75% Floor)	05/11/2028	1,655,420	1,640,699	1,597,481
Coding Solutions Acquisition, Inc (2)	Healthcare	Revolver	10.82% (S + 5.50%; 0.75% Floor)	05/11/2028	159,072	147,568	131,234
Coding Solutions Acquisition, Inc (3) (5)	Healthcare	Term Loan	10.82% (S + 5.50%; 0.75% Floor)	05/11/2028	5,475,158	5,390,174	5,283,527
Coding Solutions Acquisition, Inc. (2) (6)	Healthcare	Delayed Draw Term Loan	11.40% (S + 6.00%; 0.75% Floor)	05/11/2028	—	(34,656)	(69,391)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Coding Solutions Acquisition, Inc. (3)	Healthcare	Term Loan	11.40% (S + 6.00%; 0.75% Floor)	05/11/2028	$778,687	$759,242	$759,220
Community Based Care Acquisition, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.74% (S + 5.25%; 1.00% Floor)	09/16/2027	2,127,738	2,101,193	2,095,822
Community Based Care Acquisition, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	11.04% (S + 5.50%; 1.00% Floor)	09/16/2027	973,786	926,959	944,666
Community Based Care Acquisition, Inc. (2) (6)	Healthcare	Revolver	10.74% (S + 5.25%; 1.00% Floor)	09/16/2027	—	(11,562)	(12,957)
Community Based Care Acquisition, Inc. (1) (5)	Healthcare	Term Loan	10.67% (S + 5.25%; 1.00% Floor)	09/16/2027	5,248,528	5,175,941	5,169,800
Delaware Valley Management Holdings, Inc. ^^^(2) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25% , 1.00% Floor)	03/21/2024	601,414	562,428	358,977
Delaware Valley Management Holdings, Inc. ^^^(7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25% , 1.00% Floor)	03/21/2024	403,913	354,753	241,096
Delaware Valley Management Holdings, Inc. ^^^(7)	Healthcare	Revolver	— (S + 6.25% , 1.00% Floor)	03/21/2024	596,651	536,195	356,141
Delaware Valley Management Holdings, Inc. ^^^(7)	Healthcare	Term Loan	— (S + 6.25% , 1.00% Floor)	03/21/2024	3,837,172	3,483,522	2,290,408
FH MD Buyer, Inc. (1) (5)	Healthcare	Term Loan	10.43% (S + 5.00%; 0.75% Floor)	07/22/2028	5,423,899	5,382,280	5,125,584
GHA Buyer, Inc. (4)	Healthcare	Delayed Draw Term Loan	10.04% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	827,376	818,967	810,829
GHA Buyer, Inc. (2) (6)	Healthcare	Revolver	10.04% (S + 4.50%; 3.25% PIK; 1.00% Floor)	06/24/2026	—	(360)	(19,022)
GHA Buyer, Inc. (1)	Healthcare	Term Loan	10.04% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	1,995,826	1,995,285	1,955,910
GHA Buyer, Inc. (1)	Healthcare	Term Loan	10.04% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	570,555	565,435	559,144
GHA Buyer, Inc. (1) (3)	Healthcare	Term Loan	10.04% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,460,104	5,419,042	5,350,902
GHA Buyer, Inc. (3)	Healthcare	Term Loan	10.04% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,727,863	4,688,955	4,633,306
GHA Buyer, Inc. (1)	Healthcare	Term Loan	10.04% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	740,684	733,002	725,871
Honor HN Buyer, Inc (4) (5)	Healthcare	Delayed Draw Term Loan	11.29% (S + 5.75%; 1.00% Floor)	10/15/2027	1,642,189	1,619,744	1,642,189
Honor HN Buyer, Inc (2) (4)	Healthcare	Delayed Draw Term Loan	11.54% (S + 6.00%; 1.00% Floor)	10/15/2027	1,010,639	983,344	1,010,639
Honor HN Buyer, Inc (2)	Healthcare	Revolver	13.25% (P + 4.75%; 1.00% Floor)	10/15/2027	38,012	33,882	38,012
Honor HN Buyer, Inc (1) (5)	Healthcare	Term Loan	11.29% (S + 5.75%; 1.00% Floor)	10/15/2027	2,597,037	2,561,598	2,597,037
Medical Management Resource Group, LLC (1)	Healthcare	Delayed Draw Term Loan	11.21% (S + 5.75%; 0.75% Floor)	09/30/2027	1,562,299	1,525,455	1,511,524
Medical Management Resource Group, LLC (2)	Healthcare	Revolver	11.27% (S + 5.75%; 0.75% Floor)	09/30/2026	113,909	110,059	103,626
Medical Management Resource Group, LLC (5)	Healthcare	Term Loan	11.52% (S + 5.75%; 0.75% Floor)	09/30/2027	3,783,058	3,731,943	3,660,109
Medsuite Purchaser, LLC (2) (6)	Healthcare	Delayed Draw Term Loan	10.17% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(33,157)	(17,861)
Medsuite Purchaser, LLC (2) (6)	Healthcare	Revolver	10.17% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(6,325)	(6,804)
Medsuite Purchaser, LLC (1) (5)	Healthcare	Term Loan	10.17% (S + 4.75%; 1.00% Floor)	10/22/2026	4,746,302	4,702,181	4,698,839
OMH-HealthEdge Holdings, LLC (2) (6)	Healthcare	Revolver	12.75% (P + 4.25%)	10/24/2024	—	(2,241)	—
OMH-HealthEdge Holdings, LLC (1)	Healthcare	Term Loan	12.75% (P + 4.25%)	10/24/2025	3,633,067	3,600,700	3,633,067
OMH-HealthEdge Holdings, LLC (5)	Healthcare	Term Loan	12.75% (P + 4.25%)	10/24/2025	2,105,614	2,083,945	2,105,614
OMH-HealthEdge Holdings, LLC (5)	Healthcare	Term Loan	12.75% (P + 4.25%)	10/24/2025	956,356	943,955	956,356
Pace Health Companies, LLC (2) (6)	Healthcare	Revolver	9.89% (S + 4.50%; 1.00% Floor)	08/02/2025	—	(1,090)	—
Pace Health Companies, LLC (1)	Healthcare	Term Loan	9.89% (S + 4.50%; 1.00% Floor)	08/02/2025	5,101,054	5,091,168	5,101,054
Pinnacle Dermatology Management, LLC (2)	Healthcare	Delayed Draw Term Loan	11.09% (S + 5.75%; 0.75% Floor)	12/08/2028	649,909	638,148	587,072
Pinnacle Dermatology Management, LLC (2) (8)	Healthcare	Revolver	11.50% (S + 4.00%; 0.75% Floor)	12/08/2026	460,882	452,193	454,161
Pinnacle Dermatology Management, LLC (1) (3) (5)	Healthcare	Term Loan	11.25% (S + 5.75%; 0.75% Floor)	12/08/2028	5,566,340	5,466,723	5,260,191
Pinnacle Treatment Centers, Inc. (5)	Healthcare	Delayed Draw Term Loan	12.32% (S + 6.75%; 1.00% Floor)	01/02/2026	340,999	339,896	333,326
Pinnacle Treatment Centers, Inc. (2)	Healthcare	Revolver	12.29% (S + 6.75%; 1.00% Floor)	01/02/2026	249,011	247,876	242,420
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	12.32% (S + 6.75%; 1.00% Floor)	01/02/2026	146,807	145,751	143,503
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	12.32% (S + 6.75%; 1.00% Floor)	01/02/2026	284,630	279,828	278,226

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Treatment Centers, Inc. (3) (5)	Healthcare	Term Loan	12.32% (S + 6.75%; 1.00% Floor)	01/02/2026	$4,054,564	$4,041,204	$3,963,336
Priority Ondemand Midco 2,L.P (2)	Healthcare	Delayed Draw Term Loan	10.67% (S + 5.25%; 1.00% Floor)	07/17/2028	119,111	99,135	119,111
Priority Ondemand Midco 2,L.P (1) (5)	Healthcare	Term Loan	10.84% (S + 5.25%; 1.00% Floor)	07/17/2028	7,560,749	7,453,547	7,560,749
RCP Encore Acquisition, Inc. (7)	Healthcare	Term Loan	— ( S + 5.00%; 1.00% Floor)	06/07/2025	2,880,208	2,811,875	28,802
Redwood Family Care Network, Inc. (2) (3) (5)	Healthcare	Delayed Draw Term Loan	10.90% (S + 5.50%; 1.00% Floor)	06/18/2026	2,758,133	2,655,433	2,725,611
Redwood Family Care Network, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	5,785,645	5,721,681	5,698,860
Redwood Family Care Network, Inc. (2) (6)	Healthcare	Revolver	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(6,497)	(8,831)
Redwood Family Care Network, Inc. (3) (4) (5)	Healthcare	Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	6,617,779	6,544,157	6,518,513
Salisbury House, LLC (2) (6)	Healthcare	Delayed Draw Term Loan	11.29% (S + 5.75%; 1.00% Floor)	08/29/2025	—	(5,453)	(1,433)
Salisbury House, LLC (2)	Healthcare	Revolver	13.25% (P + 4.75%, 1.00% Floor)	08/30/2025	119,558	115,123	113,954
Salisbury House, LLC (4)	Healthcare	Term Loan	11.29% (S + 5.75%; 1.00% Floor)	08/29/2025	996,780	977,809	984,321
Salisbury House, LLC (1)	Healthcare	Term Loan	11.03% (S + 5.75%; 1.00% Floor)	08/30/2025	1,228,220	1,212,674	1,212,868
Salisbury House, LLC (1) (5)	Healthcare	Term Loan	11.03% (S + 5.75%; 1.00% Floor)	08/30/2025	3,934,410	3,890,931	3,885,230
Salisbury House, LLC (1)	Healthcare	Term Loan	11.03% (S + 5.75%; 1.00% Floor)	08/30/2025	1,128,506	1,120,050	1,114,400
Sandstone Care Holdings, LLC (2) (5)	Healthcare	Delayed Draw Term Loan	11.01% (S + 5.50%; 1.00% Floor)	06/28/2028	99,616	89,444	99,616
Sandstone Care Holdings, LLC (2)	Healthcare	Revolver	10.97% (S + 5.50%; 1.00% Floor)	06/28/2028	135,452	122,308	133,391
Sandstone Care Holdings, LLC (1) (3)	Healthcare	Term Loan	10.97% (S + 5.50%; 1.00% Floor)	06/28/2028	4,652,488	4,569,126	4,640,857
SCA Buyer, LLC (2)	Healthcare	Revolver	12.13% (S + 6.50%; 1.00% Floor)	01/20/2026	579,464	574,931	556,929
SCA Buyer, LLC (5)	Healthcare	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	01/20/2026	3,766,517	3,739,130	3,634,689
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 4.50%; 0.75% Floor)	10/12/2025	479,275	478,366	426,555
Smile Brands, Inc. (2) (8)	Healthcare	Revolver	9.99% (P + 3.50%; 0.75% Floor)	10/12/2025	237,820	237,803	209,792
Smile Brands, Inc. (1)	Healthcare	Term Loan	9.97% (S + 4.50%; 0.75% Floor)	10/12/2025	1,578,509	1,575,397	1,404,873
Spark DSO LLC (2)	Healthcare	Revolver	7.40% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/20/2026	248,915	241,294	209,522
Spark DSO LLC (1) (3) (4)	Healthcare	Term Loan	13.15% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/19/2026	6,442,969	6,383,172	6,136,928
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.02% (S + 6.00%; 1.00% Floor)	08/15/2025	1,132,870	1,129,753	1,130,037
The Center for Orthopedic and Research Excellence, Inc. (4) (5)	Healthcare	Delayed Draw Term Loan	11.02% (S + 6.00%; 1.00% Floor)	08/15/2025	1,722,046	1,708,458	1,717,740
The Center for Orthopedic and Research Excellence, Inc. (2) (3)	Healthcare	Delayed Draw Term Loan	11.55% (S + 6.00%; 1.00% Floor)	08/15/2025	1,436,015	1,420,601	1,436,015
The Center for Orthopedic and Research Excellence, Inc. (2) (6)	Healthcare	Revolver	11.52% (S + 6.00%; 1.00% Floor)	08/15/2025	—	(3,939)	(1,726)
The Center for Orthopedic and Research Excellence, Inc. (5)	Healthcare	Term Loan	11.01% (S + 6.00%; 1.00% Floor)	08/15/2025	3,207,967	3,175,424	3,199,948
The Center for Orthopedic and Research Excellence, Inc. (1) (3)	Healthcare	Term Loan	11.52% (S + 6.00%; 1.00% Floor)	08/15/2025	4,806,103	4,776,201	4,794,087
West Dermatology (2) (6)	Healthcare	Delayed Draw Term Loan	12.77% (S + 7.25%; 1.00% Floor)	03/17/2028	—	(29,189)	(223,906)
West Dermatology (2)	Healthcare	Revolver	12.77% (S + 7.25%; 1.00% Floor)	03/17/2028	507,551	488,070	420,477
West Dermatology (1) (3) (4) (5)	Healthcare	Term Loan	12.67% (S + 7.25%; 1.00% Floor)	03/17/2028	11,328,143	11,144,756	10,535,173
AmerCareRoyal, LLC (1)	Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	494,975	488,118	494,975
AmerCareRoyal, LLC (1) (5)	Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,100,950	4,002,424	4,100,950
AmerCareRoyal, LLC (4) (5)	Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	509,430	499,479	509,430
AmerCareRoyal, LLC (1) (3)	Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	1,993,521	1,971,762	1,993,521
Cerifi, LLC (2)	Services	Revolver	11.17% (S + 5.75%; 1.00% Floor)	04/01/2027	369,264	353,028	352,647
Cerifi, LLC (3) (4) (5)	Services	Term Loan	11.18% (S + 5.75%; 1.00% Floor)	03/31/2028	15,945,468	15,691,816	15,706,286
Dillon Logistics, Inc. (7)	Services	Revolver	— (P + 6.00%; 2.00% Floor)	12/11/2023	912,327	777,003	—
Dillon Logistics, Inc. (7)	Services	Term Loan	— (P + 6.00%; 2.00% Floor)	12/11/2023	3,132,077	2,555,566	—
Engage2Excel, Inc.	Services	Revolver	12.69% (S + 7.25%; 1.00% Floor)	02/15/2024	379,732	376,266	377,833
Engage2Excel, Inc. (1)	Services	Term Loan	12.74% (S + 7.25%; 1.00% Floor)	02/15/2024	2,958,699	2,891,089	2,943,906
Engage2Excel, Inc. (1)	Services	Term Loan	12.74% (S + 7.25%; 1.00% Floor)	02/15/2024	1,026,883	1,019,180	1,021,748
Mr. Greens Intermediate, LLC (2) (6)	Services	Delayed Draw Term Loan	11.68% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(78,905)	(52,603)
Mr. Greens Intermediate, LLC (2) (6)	Services	Revolver	11.68% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(29,479)	(21,041)
Mr. Greens Intermediate, LLC (4) (5)	Services	Term Loan	11.68% (S + 6.25%; 1.00% Floor)	05/01/2029	6,296,625	6,118,657	6,170,692

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
MSM Acquisitions, Inc. (5)	Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/09/2026	$2,982,173	$2,946,049	$2,773,421
MSM Acquisitions, Inc. (5)	Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/09/2026	365,463	364,235	339,881
MSM Acquisitions, Inc. (8)	Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	12/09/2026	1,225,045	1,211,770	1,139,292
MSM Acquisitions, Inc. (1) (3) (5)	Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/09/2026	8,149,709	8,065,820	7,579,229
Rep Tec Intermediate Holdings, Inc. (2) (8)	Services	Revolver	14.00% (P + 5.50%; 1.00% Floor)	12/01/2027	486,706	480,188	474,867
Rep Tec Intermediate Holdings, Inc. (1) (3) (5)	Services	Term Loan	12.04% (S + 6.50%; 1.00% Floor)	12/01/2027	14,458,172	14,331,624	14,241,299
Sako and Partners Lower Holdings LLC (2) (5)	Services	Delayed Draw Term Loan	11.54% (S + 6.00%; 1.00% Floor)	09/15/2028	1,903,292	1,849,193	1,903,292
Sako and Partners Lower Holdings LLC (2) (6)	Services	Revolver	11.54% (S + 6.00%; 1.00% Floor)	09/15/2028	—	(31,058)	(6,215)
Sako and Partners Lower Holdings LLC (1) (3) (4) (5)	Services	Term Loan	11.54% (S + 6.00%; 1.00% Floor)	09/15/2028	14,803,383	14,432,901	14,729,366
Valcourt Holdings II, LLC (1) (4)	Services	Delayed Draw Term Loan	10.81% (S + 5.25%; 1.00% Floor)	01/07/2027	1,699,877	1,681,603	1,699,877
Valcourt Holdings II, LLC (5)	Services	Term Loan	10.79% (S + 5.25%; 1.00% Floor)	01/07/2027	2,620,984	2,590,324	2,620,984
Valcourt Holdings II, LLC (1) (5)	Services	Term Loan	10.79% (S + 5.25%; 1.00% Floor)	01/07/2027	6,231,040	6,159,805	6,231,040
Valcourt Holdings II, LLC (5)	Services	Term Loan	10.79% (S + 5.25%; 1.00% Floor)	01/07/2027	1,146,498	1,130,622	1,146,498
Activ Software Holdings, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.90% (S + 6.25%; 1.00% Floor)	05/04/2027	629,221	613,472	618,210
Activ Software Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(7,905)	(11,355)
Activ Software Holdings, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	7,927,979	7,830,993	7,789,239
Activ Software Holdings, LLC (1)	Software & Tech Services	Term Loan	11.90% (S + 6.25%; 1.00% Floor)	05/04/2027	2,516,885	2,453,881	2,472,839
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.89% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(12,192)	—
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Revolver	10.89% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(8,719)	—
Admiral Buyer, Inc (1) (4) (5)	Software & Tech Services	Term Loan	10.89% (S + 5.50%; 0.75% Floor)	05/08/2028	5,798,710	5,708,394	5,798,710
AMI US Holdings, Inc. (2)	Software & Tech Services	Revolver	10.67% (S + 5.25%)	04/01/2025	131,353	128,946	131,353
AMI US Holdings, Inc. (1) (4)	Software & Tech Services	Term Loan	10.67% (S + 5.25%; 1.00% Floor)	04/01/2025	7,944,643	7,897,575	7,944,643
Avalara, Inc. (2) (6)	Software & Tech Services	Revolver	12.64% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(22,576)	—
Avalara, Inc. (1) (3)	Software & Tech Services	Term Loan	12.64% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,428,176	10,653,748
Avetta, LLC (2) (6)	Software & Tech Services	Revolver	10.72% (S + 5.25%, 1.00% Floor)	04/10/2024	—	(889)	(1,236)
Avetta, LLC (1) (3)	Software & Tech Services	Term Loan	10.72% (S + 5.25%, 1.00% Floor)	04/10/2024	3,161,974	3,151,010	3,154,069
Avetta, LLC (1)	Software & Tech Services	Term Loan	10.72% (S + 5.25%, 1.00% Floor)	04/10/2024	4,163,332	4,152,767	4,152,924
Avetta, LLC (5)	Software & Tech Services	Term Loan	10.72% (S + 5.25%, 1.00% Floor)	04/10/2024	6,717,196	6,690,803	6,700,403
Bonterra, LLC (2) (6)	Software & Tech Services	Revolver	12.79% (S + 7.25%; 0.75% Floor)	09/08/2027	—	(11,489)	(20,156)
Bonterra, LLC	Software & Tech Services	Term Loan	13.40% (8.00% P IK; 0.75% Floor)	09/08/2027	2,623,369	2,584,019	2,623,369
Bonterra, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.79% (S + 7.25%; 0.75% Floor)	09/08/2027	15,944,506	15,792,307	15,665,477
Brightspot Buyer, Inc (2) (6)	Software & Tech Services	Revolver	11.99% (S + 6.50%; 0.75% Floor)	11/16/2027	—	(9,477)	(17,007)
Brightspot Buyer, Inc (3)	Software & Tech Services	Term Loan	11.99% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,416,432	1,412,383
Brightspot Buyer, Inc (1) (3)	Software & Tech Services	Term Loan	11.99% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,142,922	5,085,182
BSI2 Hold Nettle, LLC (2)	Software & Tech Services	Revolver	10.07% (S + 4.75%; 0.75% Floor)	06/30/2028	294,461	287,414	284,155
BSI2 Hold Nettle, LLC (3) (5)	Software & Tech Services	Term Loan	10.09% (S + 4.75%; 0.75% Floor)	06/30/2028	4,664,266	4,608,451	4,582,642
BusinesSolver.com, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.99% (S + 5.50%; 0.75% Floor)	12/01/2027	168,604	161,026	168,604
BusinesSolver.com, Inc. (3) (5)	Software & Tech Services	Term Loan	10.99% (S + 5.50%; 0.75% Floor)	12/01/2027	7,269,263	7,218,080	7,251,090
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.02% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(6,175)	(8,344)
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Revolver	11.02% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(6,183)	(8,344)
Community Brands Parentco, LLC (1) (5)	Software & Tech Services	Term Loan	11.02% (S + 5.50%; 0.75% Floor)	02/24/2028	6,986,141	6,878,338	6,846,418
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	12.82% (S + 7.50%; 0.75% Floor)	02/27/2030	—	(11,850)	—
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Revolver	12.82% (S + 7.50%; 0.75% Floor)	02/27/2029	—	(18,147)	(1,815)
Coupa Holdings,LLC (1) (4) (5)	Software & Tech Services	Term Loan	12.82% (S + 7.50%; 0.75% Floor)	02/27/2030	10,617,824	10,360,131	10,591,279
Datacor, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	11.17% (S + 5.75%; 1.00% Floor)	12/29/2025	2,545,283	2,516,025	2,507,104
Datacor, Inc. (2) (6)	Software & Tech Services	Revolver	11.17% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(5,742)	(9,658)
Datacor, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.17% (S + 5.75%; 1.00% Floor)	12/29/2025	14,277,103	14,081,683	14,062,946
Degreed, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(9,375)	(19,825)
Degreed, Inc. (2) (6)	Software & Tech Services	Revolver	10.92% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	—	(1,070)	(10,445)
Degreed, Inc. (3)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	5,220,417	5,203,825	5,089,906
Degreed, Inc. (3)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	2,819,182	2,804,623	2,748,703
Dispatch Track, LLC (2) (6)	Software & Tech Services	Revolver	9.92% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(1,126)	(2,264)
Dispatch Track, LLC (1) (5)	Software & Tech Services	Term Loan	9.92% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,804,985	9,776,062

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	9.67% (S + 4.25%)	07/30/2025	$3,266,408	$3,261,895	$3,250,076
EET Buyer, Inc. (2)	Software & Tech Services	Revolver	12.03% (S + 6.50%; 0.75% Floor)	11/08/2027	207,326	189,873	181,410
EET Buyer, Inc. (4)	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	4,150,025	4,053,649	4,046,274
EET Buyer, Inc. (3) (4) (5)	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	6,804,318	6,709,732	6,634,210
Exterro, Inc. (2)	Software & Tech Services	Revolver	13.00% (P + 4.50%; 1.00% Floor)	05/31/2024	369,281	356,014	369,281
Exterro, Inc. (1)	Software & Tech Services	Term Loan	11.06% (S + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,786,490	2,793,450
Exterro, Inc. (1) (4)	Software & Tech Services	Term Loan	11.06% (S + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,768,486	5,809,123
Exterro, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.06% (S + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,212,175	6,237,900
Faithlife, LLC (1) (4)	Software & Tech Services	Delayed Draw Term Loan	10.99% (S + 5.50%; 1.00% Floor)	09/18/2025	708,304	702,766	708,304
Faithlife, LLC (2) (6)	Software & Tech Services	Revolver	10.99% (S + 5.50%; 1.00% Floor)	09/18/2025	—	(2,226)	—
Faithlife, LLC (1) (4) (5)	Software & Tech Services	Term Loan	10.99% (S + 5.50%; 1.00% Floor)	09/18/2025	304,180	301,740	304,180
Fusion Holding Corp (2) (6)	Software & Tech Services	Revolver	11.59% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(24,755)	(13,792)
Fusion Holding Corp (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.59% (S + 6.25%; 0.75% Floor)	09/15/2029	16,768,348	16,444,999	16,600,665
Fusion Risk Management, Inc. (2) (6)	Software & Tech Services	Revolver	12.63% (S + 3.50%; 1.00% Floor)	05/22/2029	—	(15,841)	(14,701)
Fusion Risk Management, Inc. (3)	Software & Tech Services	Term Loan	12.63% (S + 3.50%; 1.00% Floor)	05/22/2029	7,067,506	6,935,501	6,943,825
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.40% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(17,556)	(24,393)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.40% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(10,973)	(15,245)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Revolver	11.40% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(17,561)	(18,294)
G Treasury SS, LLC (1) (3)	Software & Tech Services	Term Loan	11.40% (S + 6.00%; 1.00% Floor)	06/29/2029	3,658,885	3,605,606	3,585,708
Genesis Acquisition Co. (3)	Software & Tech Services	Revolver	10.39% (S + 5.00%; 1.00% Floor)	07/31/2025	202,400	201,814	202,400
Genesis Acquisition Co. (1) (5)	Software & Tech Services	Term Loan	10.39% (S + 5.00%; 1.00% Floor)	07/31/2025	3,641,484	3,614,227	3,641,484
Genesis Acquisition Co. (5)	Software & Tech Services	Term Loan	10.39% (S + 5.00%; 1.00% Floor)	07/31/2025	342,628	339,202	342,628
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.39% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(16,086)	(12,323)
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.39% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(12,487)	(6,045)
Greenhouse Software, Inc. (3)	Software & Tech Services	Term Loan	12.39% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,214,046	12,253,076
Greenhouse Software, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.39% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,208,362	14,362,895
Gryphon-Redwood Acquisition LLC (2)	Software & Tech Services	Delayed Draw Term Loan	9.48% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	436,152	413,048	428,222
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	9.39% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,657,685	3,607,650	3,639,397
GS AcquisitionCo, Inc. (2) (6)	Software & Tech Services	Revolver	11.29% (S + 5.75%; 1.00% Floor)	05/22/2026	—	(906)	(7,992)
GS AcquisitionCo, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.29% (S + 5.75%; 1.00% Floor)	05/22/2026	9,405,963	9,389,512	9,241,358
Hirevue, Inc. (2) (6)	Software & Tech Services	Revolver	12.34% (S + 7.25%; 1.00% Floor)	05/03/2029	—	(38,467)	(28,808)
Hirevue, Inc. (4) (5)	Software & Tech Services	Term Loan	12.34% (S + 7.25%; 1.00% Floor)	05/03/2029	12,934,244	12,618,447	12,707,894
Iodine Software, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(34,247)	—
Iodine Software, LLC (3) (5)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 6.00%; 1.00% Floor)	05/19/2027	7,895,784	7,798,287	7,895,784
Iodine Software, LLC (2) (6)	Software & Tech Services	Revolver	11.42% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(13,406)	—
Iodine Software, LLC (1) (5)	Software & Tech Services	Term Loan	11.42% (S + 6.00%; 1.00% Floor)	05/19/2027	5,241,440	5,176,916	5,241,440
Kaseya Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	9.12% (S + 3.75%; 2.50% PIK; 0.75% Floor)	06/25/2029	38,930	30,846	37,337
Kaseya Inc. (2)	Software & Tech Services	Revolver	9.07% (S + 3.75%; 2.50% PIK; 0.75% Floor)	06/25/2029	160,213	156,294	153,835
Kaseya Inc. (1) (4) (5)	Software & Tech Services	Term Loan	9.12% (S + 3.75%; 2.50% PIK; 0.75% Floor)	06/25/2029	10,529,423	10,399,744	10,424,128
Mavenlink, Inc. (2)	Software & Tech Services	Revolver	10.98% (S + 5.50%; 0.75% Floor)	06/03/2027	1,252,871	1,228,622	1,217,075
Mavenlink, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.02% (S + 5.50%; 0.75% Floor)	06/03/2027	15,034,451	14,830,807	14,733,762
Medbridge Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.54% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(14,986)	(20,643)
Medbridge Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	11.54% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,195,098	15,137,353
Medbridge Holdings, LLC (1)	Software & Tech Services	Term Loan	11.54% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	960,467	959,741
Metametrics, Inc. (2) (6)	Software & Tech Services	Revolver	10.49% (S + 5.00%; 1.00% Floor)	09/10/2025	—	(4,293)	—
Metametrics, Inc. (1) (5)	Software & Tech Services	Term Loan	10.49% (S + 5.00%; 1.00% Floor)	09/10/2025	3,949,640	3,920,371	3,949,640
Moon Buyer, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.24% (S + 4.75%; 1.00% Floor)	04/21/2027	577,532	574,595	544,324
Moon Buyer, Inc. (2)	Software & Tech Services	Revolver	10.14% (S + 4.75%; 1.00% Floor)	04/21/2027	465,517	455,009	398,599
Moon Buyer, Inc. (1) (3) (4) (5)	Software & Tech Services	Term Loan	10.24% (S + 4.75%; 1.00% Floor)	04/21/2027	6,256,842	6,200,192	5,897,073
Mykaarma Acquisition LLC (2) (6)	Software & Tech Services	Revolver	7.75% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(8,906)	(4,449)
Mykaarma Acquisition LLC (3) (5)	Software & Tech Services	Term Loan	7.75% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,279,579	6,186,147	6,232,482
Navigate360, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.43% (S + 6.00%; 1.00% Floor)	03/17/2027	1,794,578	1,776,639	1,772,146
Navigate360, LLC (2)	Software & Tech Services	Revolver	11.42% (S + 6.00%; 1.00% Floor)	03/17/2027	120,847	112,416	113,294
Navigate360, LLC (4) (5)	Software & Tech Services	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	03/17/2027	2,248,760	2,212,037	2,220,650
Navigate360, LLC (3)	Software & Tech Services	Term Loan	11.42% (S + 6.00%; 1.00% Floor)	03/17/2027	4,166,201	4,105,716	4,114,124
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.47% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(3,026)	(28,124)
Netwrix Corporation And Concept Searching Inc. (2)	Software & Tech Services	Revolver	10.47% (S + 5.00%; 0.75% Floor)	06/11/2029	193,689	191,605	184,004

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Netwrix Corporation And Concept Searching Inc. (1) (4) (5)	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 0.75% Floor)	06/11/2029	$9,843,351	$9,823,570	$9,720,309
Penn TRGRP Holdings, LLC (2) (6)	Software & Tech Services	Revolver	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	—	(21,071)	(21,087)
Penn TRGRP Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	6,852,866	6,715,913	6,715,809
Ping Identity Corporation (2) (6)	Software & Tech Services	Revolver	12.32% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(25,484)	—
Ping Identity Corporation (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.32% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,770,643	12,033,445
Ranger Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.92% (S + 5.50%; 0.75% Floor)	11/18/2027	—	(16,848)	(29,981)
Ranger Buyer, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.92% (S + 5.25%; 0.75% Floor)	11/17/2028	14,174,928	13,953,662	13,820,555
Sauce Labs, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.47% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(18,423)	(23,675)
Sauce Labs, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	11.47% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,932,257	1,907,069	1,893,611
Sauce Labs, Inc. (2) (6)	Software & Tech Services	Revolver	10.97% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(16,802)	(25,636)
Sauce Labs, Inc. (3)	Software & Tech Services	Term Loan	10.97% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	7,531,911	7,418,786	7,381,273
Saviynt, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	12.92% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	2,464,498	2,327,606	2,342,032
Saviynt, Inc. (2) (6)	Software & Tech Services	Revolver	12.92% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	—	(12,961)	(12,196)
Saviynt, Inc. (1) (3)	Software & Tech Services	Term Loan	9.42% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	18,799,824	18,395,661	18,423,828
Securonix, Inc. (2) (6)	Software & Tech Services	Revolver	11.27% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(20,446)	(88,454)
Securonix, Inc. (1) (3)	Software & Tech Services	Term Loan	11.27% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,432,796	8,054,901
Serrano Parent, LLC (2) (6)	Software & Tech Services	Revolver	11.87% (S + 6.50%; 1.00% Floor)	05/13/2030	—	(49,421)	(41,720)
Serrano Parent, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.87% (S + 6.50%; 1.00% Floor)	05/13/2030	21,207,477	20,701,022	20,783,327
Sirsi Corporation (2) (6)	Software & Tech Services	Revolver	9.92% (S + 4.50%; 1.00% Floor)	03/15/2024	—	(828)	(1,384)
Sirsi Corporation (1) (5)	Software & Tech Services	Term Loan	9.92% (S + 4.50%; 1.00% Floor)	03/15/2024	6,377,949	6,367,697	6,362,004
SIS Purchaser, Inc. (2) (6)	Software & Tech Services	Revolver	10.92% (S + 5.50%; 1.00% Floor)	10/15/2026	—	(10,463)	(14,574)
SIS Purchaser, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% Floor)	10/15/2026	12,059,543	11,945,538	11,908,799
SIS Purchaser, Inc. (5)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% Floor)	10/15/2026	2,308,569	2,284,601	2,279,712
Soladoc, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.62% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(18,572)	(47,114)
Soladoc, LLC (2) (6)	Software & Tech Services	Revolver	10.62% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(9,296)	(17,668)
Soladoc, LLC (1) (3)	Software & Tech Services	Term Loan	10.62% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,796,270	5,712,548
SugarCRM, Inc. (2) (6)	Software & Tech Services	Revolver	11.92% (S + 6.50%; 1.00% Floor)	07/31/2024	—	(783)	—
SugarCRM, Inc. (1) (3)	Software & Tech Services	Term Loan	11.92% (S + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,254,926	4,268,824
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.73% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,502,194	3,520,649
Sundance Group Holdings, Inc. (2)	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	07/02/2027	756,747	738,720	746,106
Sundance Group Holdings, Inc. (4)	Software & Tech Services	Term Loan	11.77% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	452,331	460,312
Sundance Group Holdings, Inc. (1) (5)	Software & Tech Services	Term Loan	11.72% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,673,965	11,735,496
Swiftpage, Inc. (2) (6)	Software & Tech Services	Revolver	11.92% (S + 6.50%; 1.00% Floor)	12/13/2023	—	(154)	(2,253)
Swiftpage, Inc. (4)	Software & Tech Services	Term Loan	11.92% (S + 6.50%; 1.00% Floor)	12/13/2023	2,401,733	2,400,194	2,377,716
Swiftpage, Inc. (4)	Software & Tech Services	Term Loan	11.92% (S + 6.50%; 1.00% Floor)	12/13/2023	221,092	221,046	218,881
Sysnet North America, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/01/2026	8,794,394	8,727,269	8,684,464
Telcor Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	9.69% (S + 4.25%; 1.00% Floor)	08/20/2027	—	(2,864)	(4,362)
Telcor Buyer, Inc. (1) (5)	Software & Tech Services	Term Loan	9.69% (S + 4.25%; 1.00% Floor)	08/20/2027	7,897,953	7,820,164	7,779,484
Telesoft Holdings, LLC (2) (8)	Software & Tech Services	Revolver	13.25% (S + 5.75%; 1.00% Floor)	12/16/2025	55,708	50,675	43,770
Telesoft Holdings, LLC (3) (5)	Software & Tech Services	Term Loan	11.17% (S + 5.75%; 1.00% Floor)	12/16/2025	5,759,761	5,709,914	5,644,566
Unanet, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	—	(32,945)	(9,476)
Unanet, Inc. (2) (6)	Software & Tech Services	Revolver	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	—	(25,270)	(15,793)
Unanet, Inc. (3) (5)	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	12,003,044	11,794,253	11,853,006
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.92% (S + 6.50%; 1.00% Floor)	04/30/2027	477,340	473,331	468,986
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	12.02% (S + 6.50%; 1.00% Floor)	04/30/2027	322,391	319,417	316,749
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	12.02% (S + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	678,705
Ungerboeck Systems International, LLC (2) (6)	Software & Tech Services	Revolver	12.02% (S + 6.50%; 1.00% Floor)	04/30/2027	—	(2,505)	(4,014)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 1.00% Floor)	04/30/2027	263,748	257,154	259,133
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	136,383	134,306	133,996
Ungerboeck Systems International, LLC (1) (3)	Software & Tech Services	Term Loan	12.02% (S + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,692,234	2,669,724

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Vectra AI, Inc. (1)	Software & Tech Services	Delayed Draw Term Loan	11.68% (S + 6.25%; 1.00% Floor)	03/02/2028	$1,163,793	$1,148,060	$1,143,427
Vectra AI, Inc. (2) (6)	Software & Tech Services	Revolver	11.68% (S + 6.25%; 1.00% Floor)	03/02/2028	—	(2,889)	(4,073)
Vectra AI, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.82% (S + 6.25%; 1.00% Floor)	03/02/2028	5,552,870	5,467,770	5,455,695
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.50% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,141,345	6,086,767
Vehlo Purchaser, LLC (2)	Software & Tech Services	Revolver	10.43% (S + 5.00%; 0.75% Floor)	05/24/2028	247,807	233,285	226,124
Vehlo Purchaser, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.51% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,041,496	21,912,362
Velocity Purchaser Corporation (2) (6)	Software & Tech Services	Revolver	12.02% (S + 6.50%; 1.00% Floor)	12/02/2024	—	(113)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	12.02% (S + 6.50%; 1.00% Floor)	12/02/2024	2,320,884	2,319,625	2,320,884
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	12.02% (S + 6.50%; 1.00% Floor)	12/02/2024	577,329	576,942	577,329
Velocity Purchaser Corporation (1) (5)	Software & Tech Services	Term Loan	12.02% (S + 6.50%; 1.00% Floor)	12/02/2024	4,584,544	4,579,234	4,584,544
Veracross LLC (1) (5)	Software & Tech Services	Delayed Draw Term Loan	12.52% (S + 2.00%; 4.50% PIK; 1.00 % Floor)	12/28/2027	1,707,975	1,673,930	1,678,085
Veracross LLC (2) (6)	Software & Tech Services	Revolver	12.04% (S + 2.00%; 4.50% PIK; 1.00 % Floor)	12/28/2027	—	(15,919)	(19,470)
Veracross LLC (3)	Software & Tech Services	Term Loan	12.04% (S + 2.00%; 4.50% PIK; 1.00 % Floor)	12/28/2027	13,385,649	13,210,517	13,151,400
Vhagar Purchaser, LLC (4)	Software & Tech Services	Term Loan	12.24% (S + 7.00%; 1.00% Floor)	06/11/2029	3,360,201	3,264,364	3,267,795
Vhagar Purchaser, LLC. (2)	Software & Tech Services	Delayed Draw Term Loan	12.37% (S + 7.00%; 1.00% Floor)	06/11/2029	168,010	154,969	156,809
Vhagar Purchaser, LLC. (2) (6)	Software & Tech Services	Revolver	12.24% (S + 7.00%; 1.00% Floor)	06/11/2029	—	(10,649)	(10,267)
Zendesk, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	8.90% (S + 3.50%; 3.25% PIK; 0.75% Floor)	11/22/2028	—	(28,720)	—
Zendesk, Inc. (2) (6)	Software & Tech Services	Revolver	8.90% (S + 3.50%; 3.25% PIK; 0.75% Floor)	11/22/2028	—	(23,638)	(13,726)
Zendesk, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	8.90% (S + 3.50%; 3.25% PIK; 0.75% Floor)	11/22/2028	13,568,749	13,330,241	13,433,062

Total U.S. 1st Lien/Senior Secured Debt						1,212,330,431	1,187,155,007

2nd Lien/Junior Secured Debt - 2.00%
Conterra Ultra Broadband Holdings, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	13.92% (S + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,485,886	6,096,415
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	12.97% (S + 7.50%)	04/17/2026	1,230,107	1,219,557	1,202,429
Symplr Software, Inc. (1) (4)	Software & Tech Services	Term Loan	13.34% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,088,065	2,794,091

Total U.S. 2nd Lien/Junior Secured Debt						10,793,508	10,092,935

Total U.S. Corporate Debt						1,223,123,939	1,197,247,942

Canadian Corporate Debt - 4.69%

1st Lien/Senior Secured Debt - 4.69%
Syntax Systems Ltd (1) (5) (9)	Digital Infrastructure & Services	Term Loan	11.17% (S + 5.75%)	10/29/2028	8,706,908	8,641,587	8,380,399
Syntax Systems Ltd (2) (9)	Digital Infrastructure & Services	Revolver	11.17% (S + 5.75%; 0.75% Floor)	10/29/2026	649,103	643,038	612,591
Syntax Systems Ltd (2) (6) (9)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.17% (S + 5.75%)	10/29/2028	—	(17,855)	(91,280)
McNairn Holdings Ltd. (1) (9)	Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	736,375	727,987	736,375
Banneker V Acquisition, Inc. (1) (3) (5) (9)	Software & Tech Services	Term Loan	12.92% (S + 7.50%; 1.00% Floor)	12/04/2025	13,258,433	13,046,981	12,993,265
Banneker V Acquisition, Inc. (2) (6) (9)	Software & Tech Services	Revolver	12.92% (S + 7.50%; 1.00% Floor)	12/04/2025	—	(18,225)	(17,934)
Banneker V Acquisition, Inc. (5) (9)	Software & Tech Services	Delayed Draw Term Loan	12.92% (S + 7.50%; 1.00% Floor)	12/04/2025	1,024,233	1,015,138	1,003,749

Total Canadian 1st Lien/Senior Secured Debt						24,038,651	23,617,165

Total Canadian Corporate Debt						24,038,651	23,617,165

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
U.S. Preferred Stock - 1.91%
Ntiva Investments, LLC (MSP Global Holdings, Inc) (11)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$272,826	$316,996
Bowline Topco LLC ^^ (11) (12)	LLC Units	Energy	08/09/2021	2,946,390	—	264,486
Alphasense, Inc. (9) (11)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	631,999
Concerto Health AI Solutions, LLC (11) (12)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	360,537

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
Datarobot, Inc. (11)	Series E	Software & Tech Services	08/30/2019	38,190	$289,278	$263,337
Datarobot, Inc. (11)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	62,978
Degreed, Inc. (11)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	342,114
Degreed, Inc. (11)	Series D	Software & Tech Services	04/30/2021	16,943	278,308	258,210
Heap, Inc. (11)	Series C	Software & Tech Services	05/21/2019	189,617	696,352	848,035
Heap, Inc. (11)	Series D	Software & Tech Services	11/24/2021	17,425	147,443	147,443
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (11)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,529,250
Netskope, Inc. (11)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	397,122
Phenom People, Inc. (11)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	401,539
Protoscale Rubrik, LLC (11)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	674,350
Swyft Parent Holdings LP (11) (12)	LP Interests	Software & Tech Services	02/07/2022	850,470	758,389	918,052
Symplr Software Intermediate Holdings, Inc. (11)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	2,077,310
Vectra AI, Inc (11)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	105,857

Total U.S. Preferred Stock					7,253,950	9,599,615
U.S. Common Stock - 1.93%
Global Radar Holdings, LLC (11) (12)	Earn Out	Busines s Se rvices	11/08/2022	125	—	—
AEG Holding Company, Inc. (11)	Class A	Consumer Discretionary	11/20/2017	320	321,309	288,247
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (11)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	139,477
8x8, Inc. (11) (13)	Common Units	Digital Infrastructure & Services		7,886	170,890	19,873
Avant Communications, LLC (11) (12)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	345,114
MSP Global Holdings, Inc. (11)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,110	74,794
NEPCORE Parent Holdings, LLC (11)	Class A	Digital Infrastructure & Services	10/21/2021	98	97,884	83,335
Neutral Connect, LLC (11)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,931	282,579
Race Hometown Purchaser, LLC (11)	Class A	Digital Infrastructure & Services	01/09/2023	705,827	705,827	796,190
Thrive Parent, LLC (11)	Class L	Digital Infrastructure & Services	01/22/2021	102,108	271,128	468,351
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (11)	Class B	Healthcare	09/30/2021	34,492	34,492	35,018
American Outcomes Management, L.P. (11) (12)	Class A	Healthcare	02/17/2022	290,393	290,393	639,171
Community Based Care Holdings, LP (11)	LP Interests	Healthcare	01/03/2022	179	178,916	257,554
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (11)	Class A	Healthcare	03/31/2022	86,555	86,555	77,715
Health Platform Group, Inc (11)	Earn Out	Healthcare	10/31/2020	16,502	—	—
INH Group Holdings, Inc. (11)	Class A	Healthcare	01/31/2019	484,552	484,552	9,786
RCFN Parent, LP (People’s Care) (11)	Class A	Healthcare	06/18/2021	77	78,284	79,290
ADT Commercial Co Invest (9)(11)	LP Interests	Specialty RMR	09/29/2023	1,100,000	$1,100,000	$1,100,000
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (11)	LP Interests	Healthcare & HCIT	10/14/2021	590,203	590,203	990,093
SBS Super Holdings, LLC ^^^ (11)	Class A	Healthcare & HCIT	05/12/2023	21	—	—
SBS Super Holdings, LLC ^^^ (11)	Class B	Healthcare & HCIT	05/12/2023	100	10	—
Brightspot Holdco, LLC (11)	LLC Units	Software & Tech Services	11/16/2021	433,207	433,207	468,499
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (11)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	176,188
Human Security (11)	Common Shares	Software & Tech Services	07/29/2022	329,116	953,133	900,887
Moon Topco, L.P. (Radiant Logic, Inc.) (11)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	30,256
Mykaarma Acquisition LLC (11)	Class A	Software & Tech Services	03/21/2022	257,031	257,031	331,640
Ranger Lexipol Holdings, LLC (11)	Class A	Software & Tech Services	11/18/2021	433	355,837	448,138
Ranger Lexipol Holdings, LLC (11)	Class B	Software & Tech Services	11/18/2021	433	77,371	120,395
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (11)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	268,085
Stripe, Inc. (11)	Class B	Software & Tech Services	05/17/2021	4,158	166,854	84,283
Swyft Parent Holdings LP (11) (12)	LP Interests	Software & Tech Services	02/07/2022	4,485	53,049	44,927
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (11)	LP Interests	Transport & Logistics	02/05/2021	193,770	53,301	316,012
REP RO Coinvest IV A Blocker (Road One) (11)	Class A	Transport & Logistics	12/28/2022	66,441,840	664,418	844,144

Total U.S. Common Stock					8,611,429	9,720,041
U.S. Warrants - 0.22%
Alphasense, Inc., expire 05/29/2027 (9) (11)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	765,709
Degreed, Inc., expire 04/11/2028 (11)	Series D	Software & Tech Services	04/11/2021	7,624	—	12,739
Degreed, Inc ., expire 05/31/2026 (11)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	93,276
Degreed, Inc., expire 08/18/2029 (11)	Common Shares	Software & Tech Services	08/18/2022	9,374	—	39,812
ScyllaDB, Inc., expire 09/08/2032 (9)(11)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	98,079
Vectra AI, Inc., expire 03/18/2031 (11)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	80,644

Total U.S. Warrants					184,077	1,090,259
United Kingdom Warrants - 0.06%
GlobalWebIndex, Inc., expire 12/30/2027 (11)	Preferred Units	Software & Tech Services	12/30/2020	11,776	159,859	293,444

Total United Kingdom Warrants					159,859	293,444

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of September 30, 2023 (continued)
(Unaudited)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
U.S. Investment Companies — 1.62%
Orangewood WWB Co-Invest, L.P. (11) (14)	LP Interests			829,314	$829,314	$1,127,867
ORCP III Triton Co-Investors, L.P. (11) (14)	LP Interests			341,592	98,394	731,690
AB Equity Investors, L.P. (11) (14)	LP Interests			2,891,694	2,891,694	3,282,191
Falcon Co-Investment Partners, L.P. (11) (14)	LP Interests			812,734	812,734	813,547
GHP E Aggregator, LLC (11) (14)	LLC Units			417,813	186,588	643,432
GHP SPV 2, L.P. (9) (11) (14)	LP Interests			271,942	271,942	273,574
Magenta Blocker Aggregator, LP (11) (14)	Class A			821,396	676,978	1,016,067
Palms Co-Investment Partners, L.P. (11) (14)	LP Interests			261,449	261,449	261,449

					6,029,093	8,149,817

Total U.S. Investment Companies					6,029,093	8,149,817

TOTAL INVESTMENTS - 248.29% (15)					$1,269,400,998	$1,249,718,283

Portfolio Company		Industry		Shares	Cost	Fair Value
Cash Equivalents - 8.72%
U.S. Investment Companies - 8.72%
Blackrock T Fund I (13) (16)	Money Market	Money Market Portfolio	5.23% (17)	28,332,270	$28,332,270	$28,332,270
State Street Institutional US Government Money Market Fund (13) (16)	Money Market	Money Market Portfolio	5.29% (17)	15,543,179	15,543,179	15,543,179

Total U.S. Investment Companies					43,875,449	43,875,449

Total Cash Equivalents					43,875,449	43,875,449

LIABILITIES IN EXCESS OF OTHER ASSETS - (157.01%)						$(790,273,762)

NET ASSETS - 100.00%						$503,319,970

(++)	Unless otherwise indicated, all securities represent
co-investments
made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”. Certain previously disclosed industry classifications have been expanded to add additional sub-
industries
. Investments fitting into the new sub-industries have been reclassified accordingly.
+	As of September 30, 2023, qualifying assets represented 97.48% of total assets. Under the 1940 Act we may not acquire any non-qualifying
assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
*	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.
#	Percentages are based on net assets.
^	Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR and SOFR loans are typically indexed to
30-day,
60-day,
90-day
or
180-day
rates (1M, 3M or 6M, respectively) at the borrower’s option. LIBOR and SOFR loans may be subject to interest floors. As of September 30, 2023, rates for weekly 1M L, 3M L 6M L, 1M S, 3M S and 6M S are 5.43%, 5.66%, 5.90%, 5.32%, 5.40% and 5.47%, respectively. As of September 30, 2023, the U.S. Prime rate was 8.50%.
^^	Controlled affiliated investment. See Note 3 “Related Party Transactions”.
^^^	Non-controlled affiliated investment. See Note 3 “Related Party Transactions”.
(1)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
(2)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies”.
(3)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(4)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding IV, LLC.
(5)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO XIII Ltd.
(6)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(7)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(8)	This investment has multiple reference rates or alternate base rates. The All-in interest rate shown is the weighted average interest rate in effect at September 30, 2023.
(9)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(10)	Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2023, the aggregate fair value of these securities is $20,683,486 or 4.11% of the Fund’s net assets. The initial acquisition dates have been included for such securities.
(11)	Non-income producing investment.
(12)	Position or portion thereof is held through a consolidated subsidiary.
(13)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(14)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(15)	Aggregate gross unrealized appreciation for federal income tax purposes is $12,681,567; aggregate gross unrealized depreciation for federal income tax purposes is $32,364,282. Net unrealized depreciation is $19,682,715 based upon a tax cost basis of $1,269,400,998.
(16)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(17)	The rate shown is the annualized seven-day yield as of September 30, 2023.

L -	LIBOR
P -	Prime
PIK -	Payment-In-Kind
S -	SOFR

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —245.69% (++) + * # ^

U.S. Corporate Debt —236.64%

1st Lien/Senior Secured Debt —234.31%
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$496,745	$489,122	$488,052
AmerCareRoyal, LLC (2)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	511,273	499,144	502,326
AmerCareRoyal, LLC (1)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,118,091	4,014,301	4,046,024
Cerifi, LLC (3) (4)	Business Services	Revolver	10.07% (S + 5.75%; 1.00% Floor)	04/01/2027	—	(19,595)	(33,234)
Cerifi, LLC (2) (5)	Business Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	03/31/2028	16,066,537	15,771,511	15,584,541
Engage2Excel, Inc. (3) (6)	Business Services	Revolver	10.63% (L + 7.25%; 1.00% Floor)	03/07/2023	351,629	350,588	341,095
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	1,026,967	1,025,881	998,726
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	2,959,179	2,956,519	2,877,801
Metametrics, Inc. (3)	Business Services	Revolver	9.77% (L + 5.00%; 1.00% Floor)	09/10/2025	130,237	124,316	122,097
Metametrics, Inc. (1) (2)	Business Services	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,683,677	4,671,920
MSM Acquisitions, Inc. (3)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	368,247	355,038	240,389
MSM Acquisitions, Inc. (2)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	3,005,143	2,961,347	2,869,912
MSM Acquisitions, Inc. (3) (6)	Business Services	Revolver	12.50% (P + 5.00%; 1.00% Floor)	12/09/2026	569,646	553,338	514,519
MSM Acquisitions, Inc. (1) (2) (5)	Business Services	Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	8,212,239	8,108,554	7,842,688
Rep Tec Intermediate Holdings, Inc. (3)	Business Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	302,547	293,240	276,896
Rep Tec Intermediate Holdings, Inc. (1) (2) (5)	Business Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	14,568,787	14,390,788	14,095,301
Sako and Partners Lower Holdings LLC (3)	Business Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	710,250	649,364	665,859
Sako and Partners Lower Holdings LLC (3)	Business Services	Revolver	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	337,369	301,842	303,188
Sako and Partners Lower Holdings LLC (1) (2) (5)	Business Services	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	14,915,247	14,488,923	14,505,078
Valcourt Holdings II, LLC (1) (3)	Business Services	Delayed Draw Term Loan	9.87% (S + 5.25%; 1.00% Floor)	01/07/2027	1,436,481	1,416,480	1,436,481
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	2,641,197	2,603,425	2,641,197
Valcourt Holdings II, LLC (1) (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	6,279,095	6,191,332	6,279,095
Valcourt Holdings II, LLC (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	1,155,228	1,135,675	1,155,228
AEG Holding Company, Inc. (1)	Consumer Discretionary	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,045,702	1,042,174	1,045,702
AEG Holding Company, Inc. (3)	Consumer Discretionary	Revolver	9.89% (L + 5.50%; 1.00% Floor)	11/20/2023	446,746	442,684	446,746
AEG Holding Company, Inc. (1)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	5,512,963	5,493,673	5,512,963
AEG Holding Company, Inc. (5)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,819,685	1,811,922	1,819,685
Ampler QSR Holdings, LLC (2) (5)	Consumer Non-Cyclical	Term Loan	10.60% (L + 5.875%; 1.00% Floor)	07/21/2027	12,346,801	12,157,380	11,451,658
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	906,057	902,381	776,944
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,129,978	1,125,457	968,956
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,579,576	1,573,226	1,354,486
Freddy’s Frozen Custard, L.L.C (3) (4)	Consumer Non-Cyclical	Revolver	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(3,622)	(4,123)
Freddy’s Frozen Custard, L.L.C (2) (5)	Consumer Non-Cyclical	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	4,856,991	4,814,117	4,808,421
Krispy Krunchy Foods, L.L.C (2)	Consumer Non-Cyclical	Term Loan	9.17% (S + 4.75%; 1.00% Floor)	11/17/2027	9,419,615	9,264,858	9,066,379
Mathnasium LLC(3)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	76,360	72,355
Mathnasium LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	5,399,401	5,311,094	5,277,914

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
MMP Intermediate, LLC (3) (4)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.75%; 1.00 % Floor)	02/15/2027	$—	$(9,184)	$(19,351)
MMP Intermediate, LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	02/15/2027	8,210,266	8,070,540	7,922,907
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	07/11/2025	236,681	230,929	227,214
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	117,139	114,293	112,454
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,970,938	1,961,608	1,892,101
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(8,824)	(84,488)
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Revolver	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(2,206)	(21,122)
TBG Food Acquisition Corp (1) (2)	Consumer Non-Cyclical	Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	6,534,645	6,480,001	6,011,873
5 Bars, LLC (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.99% (L + 4.75%; 1.00% Floor)	09/27/2024	603,543	585,333	594,921
5 Bars, LLC (3) (4)	Digital Infrastructure & Services	Revolver	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	—	(3,414)	(1,617)
5 Bars, LLC (5)	Digital Infrastructure & Services	Term Loan	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	4,742,121	4,715,064	4,730,266
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(27,846)	(40,796)
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Revolver	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(9,752)	(13,055)
Airwavz Solutions, Inc (5)	Digital Infrastructure & Services	Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	5,221,919	5,143,907	5,117,480
Avant Communications, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	—	(8,944)	—
Avant Communications, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	11,226,016	11,037,593	11,226,016
Bridgepointe Technologies, LLC (1) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,867,063	2,762,979	2,730,229
Bridgepointe Technologies, LLC (1) (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	3,887,472	3,843,407	3,751,411
Bridgepointe Technologies, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	2,765,645	2,743,404	2,661,933
Bridgepointe Technologies, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(13,012)	(29,156)
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,294,250	2,203,018	2,208,215
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	4,753,445	4,671,568	4,575,191
Coretelligent Intermediate LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	1,918,917	1,894,363	1,824,177
Coretelligent Intermediate LLC (3)	Digital Infrastructure & Services	Revolver	12.00% (P + 4.50%; 1.00% Floor)	10/21/2027	126,642	111,317	91,816
Coretelligent Intermediate LLC (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	7,948,819	7,852,631	7,730,226
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	111,106	110,897	108,051
EvolveIP, LLC (3)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/07/2025	148,331	147,270	132,742
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	6,434,309	6,420,987	6,257,365
Fatbeam, LLC (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	—	(23,079)	(8,048)
Fatbeam, LLC	Digital Infrastructure & Services	Revolver	9.97% (L + 5.75%; 1.00% Floor)	02/22/2026	643,849	634,618	640,630
Fatbeam, LLC (2) (5)	Digital Infrastructure & Services	Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	6,438,490	6,345,468	6,406,298
Firstdigital Communications LLC (3)	Digital Infrastructure & Services	Revolver	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	412,549	387,223	345,113
Firstdigital Communications LLC (2) (5)	Digital Infrastructure & Services	Term Loan	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,428,040	13,065,892
FirstLight Holdco, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	8.38% (L + 4.00%; 1.00% Floor)	07/23/2025	6,195,183	6,042,729	5,947,376
Greenlight Intermediate II, Inc. (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(66,688)	(50,266)
Greenlight Intermediate II, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,230,201	5,238,302
MBS Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(14,092)	(38,967)
MBS Holdings, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	10,363,212	10,213,299	9,948,684
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	614,779	593,150	572,537

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
MSP Global Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	$—	$(12,111)	$(29,608)
MSP Global Holdings, Inc. (2) (5)	Digital Infrastructure & Services	Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	7,871,107	7,755,826	7,595,618
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	1,230,554	1,204,841	1,190,561
NI Topco, Inc (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	6,639,365	6,507,375	6,423,586
Single Digits, Inc. (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.73% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	599,248	597,286	507,863
Single Digits, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	—	(821)	(63,463)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	3,208,390	3,196,684	2,719,110
Stratus Networks, Inc. (3) (7)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.65% (L + 5.25%; 1.00% Floor)	12/15/2027	330,033	294,377	270,627
Stratus Networks, Inc. (3) (7)	Digital Infrastructure & Services	Revolver	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	976,896	960,427	952,144
Stratus Networks, Inc. (2) (7)	Digital Infrastructure & Services	Term Loan	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,785,668	7,722,762
Thrive Buyer, Inc. (1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	8,257,588	8,132,628	8,133,724
Thrive Buyer, Inc. (3)	Digital Infrastructure & Services	Revolver	12.50% (P + 5.00%; 2.00% Floor)	01/22/2027	147,963	131,922	131,317
Thrive Buyer, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	11,765,473	11,599,744	11,588,991
Towerco IV Holdings, LLC (1) (2) (3) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 4.25%; 1.00% Floor)	04/23/2026	18,094,038	17,893,436	17,776,414
Transtelco Holding, Inc. (2)	Digital Infrastructure & Services	Term Loan	9.98% (L + 5.25%; 0.50% Floor)	03/26/2026	4,708,605	4,683,094	4,508,489
Transtelco Holding, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.50% Floor)	03/26/2026	4,708,605	4,683,985	4,567,347
Accelerate Resources Operating, LLC (3) (4)	Energy	Revolver	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(4,437)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	3,684,022	3,644,714	3,684,022
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	1,889,450	1,855,507	1,841,927
Foundation Risk Partners, Corp. (5)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	2,122,119	2,108,360	2,084,982
Foundation Risk Partners, Corp. (3)	Financials	Revolver	10.32% (S + 6.00%; 0.75% Floor)	10/29/2027	427,437	417,074	409,271
Foundation Risk Partners, Corp. (2)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	787,291	776,726	773,513
Foundation Risk Partners, Corp. (1) (2) (5)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	9,757,328	9,656,553	9,586,574
Galway Borrower, LLC (3) (4)	Financials	Delayed Draw Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(324)	(1,274)
Galway Borrower, LLC (3) (4)	Financials	Revolver	9.98% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(4,314)	(11,492)
Galway Borrower, LLC (1) (2)	Financials	Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	4,251,002	4,193,362	4,070,335
Higginbotham Insurance Agency, Inc. (2) (3)	Financials	Delayed Draw Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	1,418,215	1,400,872	1,376,500
Higginbotham Insurance Agency, Inc. (1) (2) (5)	Financials	Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	8,043,274	7,963,283	7,922,625
Peter C. Foy & Associates Insurance Services, LLC (3) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	1,094,089	1,075,743	1,037,605
Peter C. Foy & Associates Insurance Services, LLC (1) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	5,929,510	5,878,970	5,662,682
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	502,267	495,352	479,665
RSC Acquisition, Inc.	Financials	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	11/02/2026	1,858,816	1,847,931	1,798,405
RSC Acquisition, Inc. (3)	Financials	Delayed Draw Term Loan	10.78% (S + 5.50%; 0.75% Floor)	10/30/2026	208,293	163,003	39,176
Wealth Enhancement Group, LLC (1) (8)	Financials	Delayed Draw Term Loan	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	6,294,610	6,279,281	6,184,455
Wealth Enhancement Group, LLC (3) (8)	Financials	Delayed Draw Term Loan	10.31% (S + 6.00%; 1.00% Floor)	10/04/2027	644,865	641,740	624,421
Wealth Enhancement Group, LLC (3) (4) (8)	Financials	Revolver	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	—	(1,587)	(8,004)
AAH Topco, LLC (1) (2) (3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	9.79% (L + 5.50%; 0.75% Floor)	12/22/2027	3,495,723	3,353,967	3,262,208
AAH Topco, LLC (3) (4)	Healthcare & HCIT	Revolver	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(13,145)	(31,491)
AAH Topco, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	6,485,381	6,369,535	6,225,966

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
American Physician Partners, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	$210,956	$207,763	$198,310
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,044,619	1,033,760	885,314
American Physician Partners, LLC (3)	Healthcare & HCIT	Revolver	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	346,322	344,287	278,612
American Physician Partners, LLC	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	5,569,954	5,360,739	4,720,536
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	2,223,081	2,143,812	1,884,061
American Physician Partners, LLC (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,197,659	1,156,370	1,015,016
Analogic Corporation (3)	Healthcare & HCIT	Revolver	9.66% (L + 5.25%; 1.00% Floor)	06/22/2023	189,444	189,049	181,958
Analogic Corporation (1) (5)	Healthcare & HCIT	Term Loan	9.66% (L + 5.25%; 1.00% Floor)	06/22/2024	2,074,722	2,063,433	2,002,107
AOM Acquisition, LLC. (3) (4)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(20,267)	(9,140)
AOM Acquisition, LLC. (1) (2)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	7,052,170	6,932,469	6,999,279
BAART Programs, Inc. (1) (3) (9)	Healthcare & HCIT	Delayed Draw Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	3,913,117	3,859,734	3,596,122
BAART Programs, Inc. (1) (2) (9)	Healthcare & HCIT	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	4,721,880	4,688,869	4,497,591
BV EMS Buyer, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.75%; 1.00% Floor)	11/23/2027	764,792	703,741	641,249
BV EMS Buyer, Inc. (2)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,520,986	3,420,849	3,397,752
Caregiver 2, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	1,558,643	1,537,782	1,469,021
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	4,672,010	4,621,799	4,403,370
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	670,584	663,377	632,026
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	9.69% (L + 5.25%; 1.00% Floor)	07/24/2025	640,028	630,459	603,227
Choice Health At Home, LLC, (1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	988,121	968,239	895,779
Choice Health At Home, LLC, (1) (2)	Healthcare & HCIT	Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	2,677,708	2,644,479	2,557,211
Coding Solutions Acquisition, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	—	(15,076)	(62,111)
Coding Solutions Acquisition, Inc (3)	Healthcare & HCIT	Revolver	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	159,072	145,189	121,292
Coding Solutions Acquisition, Inc (2) (5)	Healthcare & HCIT	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	5,516,636	5,417,625	5,254,596
Community Based Care Acquisition, Inc. (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	2,034,120	2,003,449	1,948,384
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.75%; 1.00% Floor)	09/16/2027	—	(55,320)	(87,363)
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Revolver	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	—	(13,669)	(34,553)
Community Based Care Acquisition, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	5,288,695	5,203,277	5,077,147
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	368,816	336,057	236,964
Delaware Valley Management Holdings, Inc. (3) (4) (10)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	65,913	58,267	(178,955)
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Revolver	— (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	534,876	345,466
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	3,457,825	3,438,961	2,221,653
FH MD Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.38% (L + 5.00%; 0.75% Floor)	07/22/2028	5,465,408	5,417,025	5,246,792
GHA Buyer, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	810,317	801,655	775,879
GHA Buyer, Inc. (3) (4)	Healthcare & HCIT	Revolver	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	—	(4,821)	(40,421)
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	1,955,034	1,947,826	1,871,945
GHA Buyer, Inc. (1) (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,347,734	5,290,225	5,120,455
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	725,344	714,335	694,517
GHA Buyer, Inc. (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,630,385	4,575,902	4,433,594
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	558,835	552,492	535,085

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 6.00%; 1.00% Floor)	10/15/2027	$—	$(22,762)	$—
Honor HN Buyer, Inc (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	762,672	743,223	758,541
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Revolver	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(4,878)	(2,281)
Honor HN Buyer, Inc (1) (2)	Healthcare & HCIT	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	2,616,861	2,574,759	2,597,235
Medbridge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(18,403)	(30,965)
Medbridge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	957,337	952,433
Medbridge Holdings, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,156,980	15,022,094
Medical Management Resource Group, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	9.83% (L + 5.75%; 0.75% Floor)	09/30/2027	1,574,165	1,530,370	1,515,134
Medical Management Resource Group, LLC (3) (4)	Healthcare & HCIT	Revolver	10.16% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(4,784)	(11,866)
Medical Management Resource Group, LLC (2)	Healthcare & HCIT	Term Loan	10.16% (L + 5.75%; 0.75% Floor)	09/30/2027	3,812,010	3,751,190	3,669,060
Medsuite Purchaser, LLC (3) (4) (11)	Healthcare & HCIT	Delayed Draw Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(41,080)	—
Medsuite Purchaser, LLC (3) (4) (11)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(7,832)	(5,103)
Medsuite Purchaser, LLC (1) (2) (11)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	4,782,533	4,727,484	4,746,664
OMH-HealthEdge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.03% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(3,799)	(1,147)
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	2,121,853	2,092,279	2,116,548
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	963,638	946,724	961,229
OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	3,661,451	3,618,231	3,652,297
Pace Health Companies, LLC (3) (4)	Healthcare & HCIT	Revolver	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(2,053)	(1,542)
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	5,140,906	5,122,407	5,128,053
Pinnacle Dermatology Management, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.55% (S + 5.75%; 0.75% Floor)	12/08/2028	462,795	449,342	421,791
Pinnacle Dermatology Management, LLC (3) (6)	Healthcare & HCIT	Revolver	8.74% (L + 4.00%; 0.75% Floor)	12/08/2026	153,627	142,959	146,906
Pinnacle Dermatology Management, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,608,718	5,494,471	5,356,325
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	343,635	342,065	335,904
Pinnacle Treatment Centers, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	—	(1,223)	(6,591)
Pinnacle Treatment Centers, Inc. (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	286,781	280,374	280,329
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	147,916	147,916	144,588
Pinnacle Treatment Centers, Inc. (2) (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	4,086,076	4,086,076	3,994,140
Priority Ondemand Midco 2,L.P (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	—	(22,041)	(30,472)
Priority Ondemand Midco 2,L.P (1) (2)	Healthcare & HCIT	Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	7,617,883	7,493,551	7,465,525
RCP Encore Acquisition, Inc. (10)	Healthcare & HCIT	Term Loan	— (L + 5.00%; 1.00% Floor)	06/07/2025	3,328,678	3,230,584	33,287
Redwood Family Care Network, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	681,697	590,071	573,016
Redwood Family Care Network, Inc. (1)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	5,829,798	5,748,005	5,684,053
Redwood Family Care Network, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(8,245)	(14,718)
Redwood Family Care Network, Inc. (5)	Healthcare & HCIT	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	6,668,555	6,575,155	6,501,841
Salisbury House, LLC (3)	Healthcare & HCIT	Revolver	9.24% (S + 5.00%; 1.00% Floor)	08/30/2025	179,337	173,206	162,524
Salisbury House, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,874,710	3,786,869
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,237,525	1,215,852	1,191,118
Salisbury House, LLC(1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,137,143	1,125,353	1,094,500

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sandstone Care Holdings, LLC (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	$—	$(10,812)	$(26,502)
Sandstone Care Holdings, LLC (3)	Healthcare & HCIT	Revolver	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	235,569	220,425	208,773
Sandstone Care Holdings, LLC (1) (5)	Healthcare & HCIT	Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	4,687,823	4,591,008	4,535,469
SCA Buyer, LLC (3)	Healthcare & HCIT	Revolver	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	386,309	380,329	360,555
SCA Buyer, LLC (2)	Healthcare & HCIT	Term Loan	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	3,795,490	3,759,075	3,643,671
SIS Purchaser, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(12,996)	(37,893)
SIS Purchaser, Inc. (2)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	2,405,941	2,374,979	2,327,748
SIS Purchaser, Inc. (1) (2) (5)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	12,568,947	12,422,981	12,160,456
Smile Brands, Inc. (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	482,953	481,469	445,524
Smile Brands, Inc. (3)	Healthcare & HCIT	Revolver	11.00% (P + 3.50%; 0.75% Floor)	10/12/2025	88,025	87,613	68,277
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	1,590,621	1,585,335	1,467,348
Spark DSO LLC (3) (4)	Healthcare & HCIT	Revolver	9.99% (L + 6.25%; 1.00% Floor)	04/20/2026	—	(13,111)	(38,702)
Spark DSO LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.99% (L + 6.25%; 1.00% Floor)	04/19/2026	7,274,395	7,188,032	7,019,791
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.50%; 1.00% Floor)	08/15/2025	456,510	441,385	430,864
The Center for Orthopedic and Research Excellence, Inc. (2) (6)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 6.00%; 1.00% Floor)	08/15/2025	1,735,098	1,716,275	1,700,396
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	1,141,583	1,137,251	1,113,044
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Revolver	10.56% (S + 6.00%; 1.00% Floor)	08/15/2025	552,426	546,948	535,162
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare & HCIT	Term Loan	10.41% (S + 6.00%; 1.00% Floor)	08/15/2025	3,232,332	3,186,733	3,151,523
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare & HCIT	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	4,843,650	4,802,458	4,722,559
West Dermatology (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(33,915)	(522,447)
West Dermatology (3) (4)	Healthcare & HCIT	Revolver	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(22,620)	(186,588)
West Dermatology (1) (2) (5)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	12,594,247	12,365,225	10,705,110
Activ Software Holdings, LLC (3) (4)	Software & Tech Services	Revolver	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(9,501)	(21,087)
Activ Software Holdings, LLC (1) (2) (5)	Software & Tech Services	Term Loan	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	7,988,807	7,871,886	7,729,171
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(14,110)	(15,770)
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(10,084)	(11,264)
Admiral Buyer, Inc (1)	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	5,842,640	5,738,028	5,725,787
AMI US Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	9.63% (L + 5.25%)	04/01/2024	—	(5,893)	—
AMI US Holdings, Inc. (1)	Software & Tech Services	Term Loan	9.63% (L + 5.25%; 1.00% Floor)	04/01/2025	8,007,035	7,938,572	8,007,035
Avalara, Inc. (3) (4)	Software & Tech Services	Revolver	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(25,767)	(26,634)
Avalara, Inc. (2) (5)	Software & Tech Services	Term Loan	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,396,078	10,387,404
Avetta, LLC (3) (4)	Software & Tech Services	Revolver	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(2,142)	(2,472)
Avetta, LLC (2)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	6,768,472	6,704,614	6,734,630
Avetta, LLC (1)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	4,196,029	4,171,041	4,175,049
Avetta, LLC (1) (5)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	3,187,003	3,161,068	3,171,068
Bonterra, LLC (3) (4) (12)	Software & Tech Services	Delayed Draw Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	—	(17,010)	(68,655)
Bonterra, LLC (3) (12)	Software & Tech Services	Revolver	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	428,359	414,759	390,927
Bonterra, LLC (1) (2) (5) (12)	Software & Tech Services	Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	15,595,728	15,416,612	15,088,867

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Brightspot Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	$—	$(11,138)	$(20,409)
Brightspot Buyer, Inc (2)	Software & Tech Services	Term Loan	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	5,215,571	5,130,177	5,059,104
BSI2 Hold Nettle, LLC (3) (4)	Software & Tech Services	Revolver	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	—	(8,123)	(10,306)
BSI2 Hold Nettle, LLC (2) (5)	Software & Tech Services	Term Loan	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	4,699,602	4,634,781	4,617,359
BusinesSolver.com, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.88% (L + 5.50%; 0.75% Floor)	12/01/2027	169,881	160,968	120,219
BusinesSolver.com, Inc. (2) (5)	Software & Tech Services	Term Loan	10.23% (L + 5.50%; 0.75% Floor)	12/01/2027	7,324,613	7,264,046	7,104,875
Certify, Inc	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	399,689	397,724	396,692
Certify, Inc (5)	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	479,627	477,590	476,030
Certify, Inc (3)	Software & Tech Services	Revolver	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	39,969	39,838	38,770
Certify, Inc (1) (2) (5)	Software & Tech Services	Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	3,916,954	3,897,691	3,887,577
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,196)	(27,118)
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Revolver	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,201)	(17,731)
Community Brands Parentco, LLC (1) (2)	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	7,039,335	6,915,224	6,740,163
Datacor, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	10.09% (S + 5.75%; 1.00% Floor)	12/29/2025	1,113,561	1,084,969	1,100,835
Datacor, Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(7,696)	(9,658)
Datacor, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	13,841,011	13,618,560	13,633,396
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(4,052)	(34,785)
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(11,955)	(26,433)
Degreed, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(1,544)	(12,534)
Degreed, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	2,793,161	2,776,565	2,709,367
Degreed, Inc. (1) (5)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	5,172,233	5,138,480	5,017,066
Dispatch Track, LLC (3) (4)	Software & Tech Services	Revolver	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(1,812)	(3,019)
Dispatch Track, LLC (1) (2)	Software & Tech Services	Term Loan	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,777,608	9,751,437
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	8.63% (L + 4.25%)	07/30/2025	3,292,167	3,285,890	3,226,324
EET Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	—	(11,261)	(13,816)
EET Buyer, Inc. (2) (5)	Software & Tech Services	Term Loan	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	6,856,127	6,744,365	6,719,005
Exterro, Inc. (3) (4)	Software & Tech Services	Revolver	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(1,197)	(1,238)
Exterro, Inc. (2) (5)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,184,219	6,206,710
Exterro, Inc. (1) (2)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,752,695	5,780,077
Exterro, Inc. (1)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,779,059	2,779,483
Faithlife, LLC (1) (2)	Software & Tech Services	Delayed Draw Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	708,304	700,650	708,304
Faithlife, LLC (3) (4)	Software & Tech Services	Revolver	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	—	(3,059)	—
Faithlife, LLC (1) (2)	Software & Tech Services	Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	304,180	300,827	304,180
Fusion Holding Corp (3) (4)	Software & Tech Services	Revolver	10.78% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(29,257)	(34,480)
Fusion Holding Corp (1) (2) (5)	Software & Tech Services	Term Loan	10.78% (S + 6.25%; 0.75% Floor)	09/15/2029	16,895,061	16,530,288	16,472,685
Fusion Risk Management Inc (3) (4)	Software & Tech Services	Revolver	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	—	(18,154)	(29,850)
Fusion Risk Management Inc (1) (5)	Software & Tech Services	Term Loan	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	8,610,210	8,428,666	8,308,852
Genesis Acquisition Co. (5)	Software & Tech Services	Revolver	8.48% (L + 3.75%)	07/31/2024	202,400	201,292	196,834
Genesis Acquisition Co. (1) (2)	Software & Tech Services	Term Loan	7.92% (L + 3.75%)	07/31/2024	1,360,788	1,352,870	1,323,367
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(19,492)	(30,806)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	$—	$(14,303)	$(15,112)
Greenhouse Software, Inc. (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,179,502	12,067,424
Greenhouse Software, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,164,695	14,145,275
Gryphon-Redwood Acquisition LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	—	(26,449)	(35,685)
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,521,435	3,463,723	3,442,202
GS AcquisitionCo, Inc. (3) (4)	Software & Tech Services	Revolver	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(1,923)	(18,268)
GS AcquisitionCo, Inc. (1) (2) (5) (6)	Software & Tech Services	Term Loan	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	9,479,087	9,448,353	9,099,923
Iodine Software, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(41,099)	(25,771)
Iodine Software, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	7,956,211	7,838,340	7,797,087
Iodine Software, LLC (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(16,085)	(21,781)
Iodine Software, LLC (1) (2)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	5,281,749	5,203,738	5,176,114
Kaseya Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(8,852)	(19,103)
Kaseya Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(4,425)	(23,879)
Kaseya Inc. (1) (2)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	10,506,804	10,360,743	10,112,799
Mavenlink, Inc. (3)	Software & Tech Services	Revolver	9.89% (L + 5.75%; 0.75% Floor)	06/03/2027	357,963	328,924	308,743
Mavenlink, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.14% (L + 5.75%; 0.75% Floor)	06/03/2027	15,034,451	14,790,523	14,621,004
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.49% (L + 4.75%; 1.00% Floor)	04/21/2027	581,896	578,330	580,442
Moon Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(12,657)	(2,909)
Moon Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	6,304,848	6,236,280	6,289,086
Mykaarma Acquisition LLC (3) (4)	Software & Tech Services	Revolver	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(10,357)	(16,313)
Mykaarma Acquisition LLC (2) (5)	Software & Tech Services	Term Loan	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,103,707	5,997,612	5,935,855
Navigate360, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	1,808,174	1,786,326	1,772,010
Navigate360, LLC (3) (4)	Software & Tech Services	Revolver	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	—	(10,211)	(12,085)
Navigate360, LLC (2)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	2,265,796	2,221,961	2,220,480
Navigate360, LLC (5)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	4,197,924	4,125,548	4,113,965
Netwrix Corporation And Concept Searching Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	548,139	543,652	521,729
Netwrix Corporation And Concept Searching Inc. (3) (4)	Software & Tech Services	Revolver	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,349)	(7,748)
Netwrix Corporation And Concept Searching Inc. (1) (2)	Software & Tech Services	Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	9,204,116	9,181,651	9,112,075
Ping Identity Corporation (3) (4)	Software & Tech Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(29,103)	(30,084)
Ping Identity Corporation (1) (2) (5)	Software & Tech Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,741,078	11,732,609
Ranger Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.88% (L + 5.50%; 0.75% Floor)	11/18/2027	—	(19,742)	(29,981)
Ranger Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.88% (L + 5.50%; 0.75% Floor)	11/17/2028	14,282,859	14,033,779	13,925,788
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(21,889)	(35,512)
Sauce Labs, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,925,189	1,895,279	1,877,059
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Revolver	10.31% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(19,953)	(32,046)
Sauce Labs, Inc. (2) (5)	Software & Tech Services	Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	7,504,362	7,377,979	7,316,753
Saviynt, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(151,721)	(152,450)
Saviynt, Inc. (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(15,172)	(15,245)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Saviynt, Inc. (2) (5)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	$18,293,942	$17,838,779	$17,836,593
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(3,101)	(8,260)
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Revolver	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,481)	(4,626)
ScyllaDB, Inc. (5)	Software & Tech Services	Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	2,643,348	2,577,310	2,597,089
Securonix, Inc. (3) (4)	Software & Tech Services	Revolver	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(23,716)	(69,225)
Securonix, Inc. (2) (5)	Software & Tech Services	Term Loan	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,414,561	8,161,730
Sirsi Corporation (3) (4)	Software & Tech Services	Revolver	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(2,145)	(2,769)
Sirsi Corporation (1) (2)	Software & Tech Services	Term Loan	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	6,591,250	6,563,978	6,558,294
Smartlinx Solutions, LLC (3)	Software & Tech Services	Revolver	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	129,871	127,080	114,286
Smartlinx Solutions, LLC	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	493,137	484,961	478,342
Smartlinx Solutions, LLC (1) (2) (5)	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	5,620,327	5,559,389	5,451,717
Soladoc, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(21,438)	(53,003)
Soladoc, LLC (3) (4)	Software & Tech Services	Revolver	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(10,724)	(19,140)
Soladoc, LLC (1) (2)	Software & Tech Services	Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,781,986	5,697,825
SugarCRM, Inc. (3) (4)	Software & Tech Services	Revolver	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(1,483)	(4,654)
SugarCRM, Inc. (1) (5)	Software & Tech Services	Term Loan	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,243,198	4,204,792
Sundance Group Holdings, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,493,454	3,449,704
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	—	(21,522)	(39,020)
Sundance Group Holdings, Inc. (2) (5)	Software & Tech Services	Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,644,830	11,499,012
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	10.93% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	450,131	451,036
Swiftpage, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	—	(414)	(9,576)
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	222,833	222,285	213,363
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	2,420,745	2,416,550	2,317,863
Sysnet North America, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.50% (L + 5.00%; 1.00% Floor)	12/01/2026	8,862,217	8,790,246	8,552,039
Telcor Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,400)	(7,996)
Telcor Buyer, Inc. (1) (2)	Software & Tech Services	Term Loan	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	9,304,625	9,195,815	9,048,748
Telesoft Holdings, LLC (3)	Software & Tech Services	Revolver	10.14% (L + 5.75%; 1.00% Floor)	12/16/2025	49,739	43,024	36,309
Telesoft Holdings, LLC (2) (5)	Software & Tech Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	12/16/2025	5,804,526	5,737,622	5,673,924
TRGRP, Inc. (3) (4)	Software & Tech Services	Revolver	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(1,126)	—
TRGRP, Inc. (2) (5)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	5,052,223	5,025,591	5,052,223
TRGRP, Inc. (2)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,370,051	2,355,364	2,370,051
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,128,534	1,124,106	1,128,534
Unanet, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(37,535)	(37,904)
Unanet, Inc. (3) (4)	Software & Tech Services	Revolver	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(25,270)	(25,270)
Unanet, Inc. (2) (5)	Software & Tech Services	Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	12,003,044	11,764,925	11,762,983
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.22% (L + 6.50%; 1.00% Floor)	04/30/2027	272,766	268,398	267,992
Ungerboeck Systems International, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	676,978
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	322,391	318,814	315,943
Ungerboeck Systems International, LLC (3) (4)	Software & Tech Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	—	(3,012)	(4,588)

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	11.28% (L + 6.50%; 1.00% Floor)	04/30/2027	$136,383	$133,886	$133,655
Ungerboeck Systems International, LLC (2) (5)	Software & Tech Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,687,154	2,662,931
Vectra AI, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(18,778)	(34,914)
Vectra AI, Inc. (3) (4)	Software & Tech Services	Revolver	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(3,756)	(6,983)
Vectra AI, Inc. (2) (5)	Software & Tech Services	Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,204,291	3,160,862
Vehlo Purchaser, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,133,560	6,148,719
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Revolver	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	—	(16,782)	(18,586)
Vehlo Purchaser, LLC (1) (2) (5)	Software & Tech Services	Term Loan	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,000,883	21,968,118
Velocity Purchaser Corporation (3) (4)	Software & Tech Services	Revolver	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	—	(611)	(483)
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	2,412,446	2,405,375	2,406,415
Velocity Purchaser Corporation (1) (2)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	4,765,411	4,735,630	4,753,497
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	600,106	597,933	598,605
Veracross LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(13,965)	(37,549)
Veracross LLC (3) (4)	Software & Tech Services	Revolver	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(18,636)	(36,158)
Veracross LLC (5)	Software & Tech Services	Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	12,906,513	12,701,489	12,487,052
Zendesk, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(32,741)	(33,335)
Zendesk, Inc. (3) (4)	Software & Tech Services	Revolver	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(26,961)	(27,453)
Zendesk, Inc. (2) (5)	Software & Tech Services	Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	13,334,101	13,072,194	13,067,419
Dillon Logistics, Inc. (10)	Transport & Logistics	Revolver	— (P + 6.00%; 1.00% Floor)	12/11/2023	834,642	750,748	54,586
Dillon Logistics, Inc. (10)	Transport & Logistics	Term Loan	— (L + 7.00%; 1.00% Floor)	12/11/2023	3,079,544	2,673,820	201,402

Total U.S. 1st Lien/Senior Secured Debt						1,097,596,835	1,070,520,769

2nd Lien/Junior Secured Debt - 2.33%
Conterra Ultra Broadband Holdings, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	13.01% (L + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,476,655	6,521,366
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	11.88% (L + 7.50%)	04/17/2026	1,230,107	1,216,529	1,199,354
Symplr Software, Inc. (1) (2)	Software & Tech Services	Term Loan	12.07% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,083,175	2,919,316

Total U.S. 2nd Lien/Junior Secured Debt						10,776,359	10,640,036

Total U.S. Corporate Debt						1,108,373,194	1,081,160,805
Canadian Corporate Debt - 3.87%
1st Lien/Senior Secured Debt - 3.87%
McNairn Holdings Ltd. (1) (13)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$739,507	$730,174	$726,566
Syntax Systems Ltd (1) (2) (13)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 0.75% Floor)	10/29/2028	8,773,543	8,699,024	8,334,866
Syntax Systems Ltd (3) (13)	Digital Infrastructure & Services	Revolver	10.04% (L + 5.75%; 0.75% Floor)	10/29/2026	649,103	641,599	600,420
Syntax Systems Ltd (3) (4) (13)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.13% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(20,396)	(121,707)
Banneker V Acquisition, Inc. (2) (5) (13)	Software & Tech Services	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	7,105,235	7,011,398	7,105,235
Banneker V Acquisition, Inc. (3) (4) (13)	Software & Tech Services	Revolver	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(3,068)	—
Banneker V Acquisition, Inc. (2) (13)	Software & Tech Services	Delayed Draw Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	1,024,233	1,012,076	1,024,233

Total Canadian 1st Lien/Senior Secured Debt						18,070,807	17,669,613

Total Canadian Corporate Debt						18,070,807	17,669,613

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value

U.S. Preferred Stock - 2.02%
Ntiva Investments, LLC (MSP Global Holdings, Inc) (15)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$272,826	$234,701
Bowline Topco LLC^^ (15) (16)	LLC Units	Energy	08/09/2021	2,946,390	—	173,837

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value

SBS Ultimate Holdings, LP(15)	Class A	Healthcare & HCIT	09/18/2020	217,710	$861,878	$266
Alphasense, Inc. (13) (15)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	474,027
Concerto Health AI Solutions, LLC (15) (16)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	351,172
Datarobot, Inc. (15)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	80,863
Datarobot, Inc. (15)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	364,025
Degreed, Inc. (15)	Series D	Software & Tech Services	04/30/2021	16,943	278,308	260,465
Degreed, Inc. (15)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	358,800
Heap, Inc. (15)	Series D	Software & Tech Services	11/24/2021	17,425	147,443	148,351
Heap, Inc. (15)	Series C	Software & Tech Services	05/21/2019	189,617	696,351	1,032,478
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (15)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,377,730
Netskope, Inc. (15)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	377,701
Phenom People, Inc. (15)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	444,061
Protoscale Rubrik, LLC (15)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	687,828
Swyft Parent Holdings LP (15) (16)	LP Interests	Software & Tech Services	02/07/2022	850,470	811,438	840,825
Symplr Software Intermediate Holdings, Inc. (15)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	1,901,763
Vectra AI, Inc (15)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	109,329

Total U.S. Preferred Stock					8,168,876	9,218,222

U.S. Common Stock - 1.71%
Global Radar Holdings, LLC (15) (16)	Earn Out	Business Services	11/08/2022	125	—	2,179
AEG Holding Company, Inc. (15)	Class A	Consumer Discretionary	11/20/2017	320	321,309	338,179
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (15)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	122,100
8x8, Inc. (13) (15) (17)	Common Units	Digital Infrastructure & Services		7,886	170,890	34,068
Avant Communications, LLC (15) (16)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	300,030
NEPCORE Parent Holdings, LLC (15)	Class A	Digital Infrastructure & Services	10/21/2021	95	95,249	74,585
Nepcore Parent Holdings, LLC (Coretelligent Intermediate, LLC) (15)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	332,454
Ntiva Investments, LLC (MSP Global Holdings, Inc) (15)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,111	52,571
Thrive Parent, LLC (15)	Class L	Digital Infrastructure & Services	01/22/2021	100,219	263,195	406,456
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (15)	Class B	Healthcare & HCIT	09/30/2021	34,492	34,492	38,533
American Outcomes Management, L.P. (15)(16)	Class A	Healthcare & HCIT	02/17/2022	290,393	290,393	515,299
Community Based Care Holdings, LP (15)	LP Interests	Healthcare & HCIT	01/03/2022	179	178,916	191,113

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value

GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (15)	Class A	Healthcare & HCIT	03/31/2022	86,555	$86,555	$81,204
Health Platform Group, Inc(15)	Earn Out	Healthcare & HCIT	10/31/2020	16,502	—	—
INH Group Holdings, Inc. (15)	Class A	Healthcare & HCIT	01/31/2019	484,552	484,552	6,249
RCFN Parent, LP (People’s Care) (15)	Class A	Healthcare & HCIT	06/18/2021	77	78,284	83,644
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (15)	LP Interests	Healthcare & HCIT	10/14/2021	590,203	590,203	830,544
Brightspot Holdco, LLC (15)	LLC Units	Software & Tech Services	11/16/2021	433,207	433,207	427,682
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (15)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	162,814
Human Security (15)	Common Shares	Software & Tech Services	07/29/2022	339,568	953,134	953,127
Moon Topco, L.P. (Radiant Logic, Inc.) (15)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	55,819
Mykaarma Acquisition LLC (15)	Class A	Software & Tech Services	03/21/2022	257,031	257,031	277,758
Ranger Lexipol Holdings, LLC (15)	Class B	Software & Tech Services	11/18/202 1	433	—	175,219
Ranger Lexipol Holdings, LLC (15)	Class A	Software & Tech Services	11/18/2021	433	433,207	404,565
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (15)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	253,338
Samsara Networks, Inc. (13) (15) (17)	Class A	Software & Tech Services		33,451	369,998	415,796
Stripe, Inc. (15)	Class B	Software & Tech Services	05/17/2021	4,158	166,854	123,181
Swyft Parent Holdings LP (15) (16)	LP Interests	Software & Tech Services	02/07/2022	4,485	—	76,262
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (15)	LP Interests	Transport & Logistics	02/05/2021	193,770	120,614	471,569
REP RO Coinvest IV A Blocker (Road One) (15)	Class A	Transport & Logistics	12/28/2022	66,441,840	664,418	664,418

Total U.S. Common Stock					7,179,288	7,870,756

U.S. Warrants - 0.17%
SBS Ultimate Holdings, LP, expire 09/18/2030 (15)	Class A	Healthcare & HCIT	09/18/2020	17,419	—	—
Alphasense, Inc., expire 05/29/2027 (13) (15)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	480,369
Degreed, Inc., expire 04/11/2028 (15)	Series D	Software & Tech Services	04/11/2021	7,624	—	17,163
Degreed, Inc., expire 05/31/2026 (15)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	109,950
Degreed, Inc., expire 08/18/2029 (15)	Common Shares	Software & Tech Services	08/18/2022	9,374	—	45,483
ScyllaDB, Inc., expire 09/08/2032 (15)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	44,046
Vectra AI, Inc., expire 03/18/2031 (15)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	79,903

Total U.S. Warrants					184,077	776,914

United Kingdom Warrants - 0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (15)	Preferred Units	Software & Tech Services		8,832	159,859	217,181

Total United Kingdom Warrants					159,859	217,181

Portfolio Company	Class/Series			Shares	Cost	Fair Value
U.S. Investment Companies - 1.22%
Orangewood WWB Co-Invest, L.P. (15) (18)	LP Interests			829,314	$829,314	$829,314
ORCP III Triton Co-Investors, L.P. (15) (18)	LP Interests			341,592	98,394	420,500
AB Equity Investors, L.P. (15) (18)	LP Interests			984,786	984,786	1,307,429

Portfolio Company	Class/Series			Shares	Cost	Fair Value
Falcon Co-Investment Partners, L.P. (15) (18)	LP Interests			812,734	$812,734	$813,547
GHP E Aggregator, LLC (15) (18)	LLC Units			417,813	186,588	614,185
GHP SPV 2, L.P. (13) (15) (18)	LP Interests			244,920	244,920	230,225

See Notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022 (continued)

Portfolio Company	Class/Series			Shares	Cost	Fair Value
Magenta Blocker Aggregator, LP (15) (18)	Class A			821,396	$676,978	$1,126,955
Palms Co-Investment Partners, L.P. (15) (18)	LP Interests			261,449	261,449	261,449

Total U.S. Investment Companies					4,095,163	5,603,604

TOTAL INVESTMENTS - 245.69% (19)					$1,146,231,264	$1,122,517,095

Portfolio Company		Industry		Shares	Cost	Fair Value
Cash Equivalents - 6.34%
U.S. Investment Companies - 6.34%
Blackrock T Fund I (17) (20)	Money Market	Money Market Portfolio	4.03% (21)	14,121,193	$14,121,193	$14,121,193
State Street Institutional US Government Money Market Fund (17) (20)	Money Market	Money Market Portfolio	4.12% (21)	14,850,792	14,850,792	14,850,792

Total U.S. Investment Companies					28,971,985	28,971,985

Total Cash Equivalents					28,971,985	28,971,985
LIABILITIES IN EXCESS OF OTHER ASSETS - (152.03%)						$(694,610,587)
NET ASSETS - 100.00%						$456,878,493

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

(5)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC.
(6)	This investment has multiple reference rates or alternate base rates. The All-in interest rate shown is the weighted average interest rate in effect at December 31, 2022.
(7)	Saturn Borrower Inc. has been renamed to Stratus Networks, Inc. in 2022.
(8)	TA/WEG Holdings, LLC has been renamed to Wealth Enhancement Group, LLC in 2022.
(9)	MedMark Services, Inc. has been renamed to BAART Programs, Inc. in 2022.
(10)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(11)	Millin Purchaser LLC. has been renamed to Medsuite Purchaser, LLC in 2022.
(12)	Cybergrants Holdings, LLC has been renamed to Bonterra LLC in 2022.
(13)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
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
September 30, 2023
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
On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. As of September 30, 2023, the Fund had total Capital Commitments of $629,019,653, of which 14% or $90,663,743 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
On January 5, 2023, the Adviser established ABPCI Direct Lending Fund CLO XIII LTD (“CLO XIII”), a private company limited by shares incorporated under the laws of Jersey. CLO XIII is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation. CLO XIII issued Class D Notes and Subordinated Notes to the Fund through ABPCI Direct Lending Fund CLO XIII Depositor LLC, a wholly-owned subsidiary of the Fund established on April 3, 2023.
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
Reclassifications
Certain previously disclosed industry classifications have been expanded to add additional
sub-industries. Investments fitting into the new sub-industries have been reclassified accordingly.
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
Investment Transactions
Investment transactions are accounted for on trade date. Realized gains (losses) on investments sold are recorded on the basis of specific identification method for both consolidated financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the Consolidated Statements of Assets and Liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled.
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
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2023, the Fund had certain investments held in four portfolio companies on non-accrual
status, which represented 1.79% and 0.27% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2022, the Fund had certain investments held in three portfolio companies on non-accrual
status, which represented 0.96% and 0.26% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value.
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
as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of September 30, 2023, and December 31, 2022, $0 and $0, respectively, of accrued excise taxes remained payable. For the three and nine months ended September 30, 2023, the Fund accrued income taxes of $96,092 and $374,118, respectively. For the three and nine months ended September 30, 2022, the Fund accrued income taxes of $382,072 and $949,155, respectively. As of September 30, 2023 and December 31, 2022, $185,657 and $1,303,918, respectively, of accrued income taxes remained payable.
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
For the three and nine months ended September 30, 2023, the Fund incurred a management fee of $4,276,488 and $12,419,430, respectively. For the three and nine months ended September 30, 2022, the Fund incurred a management fee of $3,644,259 and $10,438,278, respectively, of which $0 and $283,566, respectively, were voluntarily waived by the Adviser. As of September 30, 2023 and December 31, 2022, $4,276,488 and $3,778,123, respectively, of accrued management fee remained payable.
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
For the three and nine months ended September 30, 2023, the Fund incurred income-based incentive fees of $3,125,822 and $8,480,899, respectively. For the three and nine months ended September 30, 2022, the Fund incurred income-based incentive fees of $1,275,176 and $4,158,321, respectively. As of September 30, 2023 and December 31, 2022, $5,726,295 and $2,534,935, respectively, of accrued income-based incentive fees remained payable.

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
While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $(499,007) and $(1,283,044), which was not realized. As of September 30, 2023 and December 31, 2022, $0 and $0, respectively, of capital gains incentive fee remained payable.
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
For the three and nine months ended September 30, 2023, the Fund accrued $36,929 and $108,416, respectively, in transfer agent fees. For the three and nine months ended September 30, 2022, the Fund accrued $32,503 and $88,020, respectively, in transfer agent fees. As of September 30, 2023 and December 31, 2022, $36,929 and $34,224, respectively, of accrued transfer agent fees remained payable.
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
Affiliates
As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. The table below presents the Fund’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Nine Months Ended September 30, 2023
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$10	$—	$—	$(10)	$—	$—
Delaware Valley Management Holdings, Inc.	—	239,668	—	—	1,428	241,096	—
Delaware Valley Management Holdings, Inc.	—	444,151	—	—	(85,174)	358,977	—
Delaware Valley Management Holdings, Inc.	—	329,223	—	—	26,918	356,141	—
Delaware Valley Management Holdings, Inc.	—	2,153,097	—	—	137,311	2,290,408	—

Total Non-Controlled Affiliates	$—	$3,166,149	$—	$—	$80,473	$3,246,622	$—

Controlled Affiliates
Bowline Topco LLC	$173,837	$—	$—	$—	$90,649	$264,486	$—

Total Controlled Affiliates	$173,837	$—	$—	$—	$90,649	$264,486	$—

Total Affiliates	$173,837	$3,166,149	$—	$—	$171,122	$3,511,108	$—

For the Nine Months Ended September 30, 2022
Controlled Affiliates
Bowline Energy, LLC	$3,501,384	$11,981	$(587,378)	$—	$17,159	$2,943,146	$198,186
Bowline Topco LLC	2,600,575	—	—	—	3,233,276	5,833,851	—

Total Controlled Affiliates	$6,101,959	$11,981	$(587,378)	$—	$3,250,435	$8,776,997	$198,186

Total Affiliates	$6,101,959	$11,981	$(587,378)	$—	$3,250,435	$8,776,997	$198,186
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
AB-Abbott
Private Equity Investors 2020 (Delaware) Fund L.P.,
AB-Abbott
Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P.,
AB-Abbott
Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of September 30, 2023, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.
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
All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket
expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of September 30, 2023, the Fund is in compliance with these covenants.
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
On April 21, 2023, ABPCIC Funding IV entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the 2021 HSBC Credit Facility and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “Natixis Collateral Agent”) and collateral administrator (in such capacity, the “Natixis Collateral Administrator”). In connection with the Natixis Credit Facility, ABPCIC Funding IV entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding IV, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent and the Natixis Collateral Administrator, (ii) the account control agreement

(the “Natixis Account Control Agreement”) among ABPCIC Funding IV, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “Natixis Securities Intermediary”), (iii) the collateral management agreement (the “Natixis Collateral Management Agreement”), between ABPCIC Funding IV and the Adviser, as collateral manager (in such capacity, the “Natixis Collateral Manager”), (iv) the collateral administration agreement (the “Natixis Collateral Administration Agreement”), among ABPCIC Funding IV, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement between ABPCIC Funding IV and the Fund.
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
Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding IV. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. There is no collateral management fee charged as long as Advisor serves as a collateral manager. ABPCIC Funding IV will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding IV has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2023, the Fund is in compliance with these covenants.
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
The Fund’s outstanding borrowings through the Revolving Credit Facilities as of September 30, 2023 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$31,000,000	$15,000,000	$16,000,000	$15,000,000
Synovus	200,000,000	200,000,000	—	200,000,000
Natixis	200,000,000	68,400,000	131,600,000	68,400,000

Total	$431,000,000	$283,400,000	$147,600,000	$283,400,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2022 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$—	$50,000,000	$—
Synovus	200,000,000	180,000,000	20,000,000	180,000,000
Natixis	300,000,000	268,000,000	32,000,000	268,000,000

Total	$550,000,000	$448,000,000	$102,000,000	$448,000,000

As of September 30, 2023 and December 31, 2022, deferred financing costs were $925,433 and $1,146,619, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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
The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	Term SOFR + 1.83%	$97,518,497
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L”)	$75,000,000	Term SOFR + 1.83%	$74,746,497
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,898,599
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	$43,500,000	Term SOFR + 2.25%	$43,352,985
Class B-R Secured Deferrable Floating Rate Note (“Class B-R”)	$19,250,000	Term SOFR + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	Term SOFR + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the VI Notes totaled $399,530 and $833,892, respectively, as of September 30, 2023 and are reflected on the consolidated statements of assets and liabilities.

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
The Adviser serves as collateral manager to the VI Issuer pursuant to a collateral management agreement between the Adviser and the VI Issuer (the “CLO VI Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement. For the three and nine months ended September 30, 2023, the Fund did not incur any collateral management fees. For the three and nine months ended September 30, 2022, the Fund incurred collateral management fees of $0 and $588,476, respectively, which were voluntarily waived by the Adviser. Pursuant to a new CLO notes issuance, a collateral management fee is no longer charged as long as the Adviser serves as a collateral manager.
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
The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of September 30, 2023 were as follows:

	September 30, 2023
	Principal Amount	Interest Rate	Carrying Value (1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	Term SOFR + 2.60%	$225,562,955
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	Term SOFR + 3.65%	$35,615,204
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	Term SOFR + 4.55%	$35,615,204
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	Term SOFR + 6.90%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

*	Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $3,206,637, respectively, as of September 30, 2023 and are reflected on the consolidated statements of assets and liabilities.

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
There were no Secured Borrowings outstanding as of September 30, 2023.
Secured Borrowings outstanding as of December 31, 2022, were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	12/22/2022	90 days or less from trade date	2.27	$5,917,275

				$5,917,275

As of September 30, 2023 and December 31, 2022 total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Revolving Credit Facilities, Notes, and Secured Borrowings were $825,709,941 and $699,022,842, respectively.
Interest Expense on Borrowings
For the three and nine months ended September 30, 2023 and September 30, 2022, the components
of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Interest and borrowing expenses	$16,145,115	$7,684,139	$44,806,513	$16,885,073
Commitment fees	212,308	170,398	457,689	450,397
Amortization of discount, debt issuance and deferred financing costs	810,372	1,080,551	2,945,375	3,786,621

Total	$17,167,795	$8,935,088	$48,209,577	$21,122,091

Weighted average interest rate (1)	7.98%	4.65%	7.67%	3.60%
Average outstanding balance	$802,867,391	$656,301,827	$781,454,410	$627,445,522

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.
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
The following table summarizes the valuation of the Fund’s investments as of September 30, 2023:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$43,875,449	$—	$—	$43,875,449

Total Cash Equivalents	$43,875,449	$—	$—	$43,875,449

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,210,772,172	$1,210,772,172
2nd Lien/Junior Secured Debt	—	—	10,092,935	10,092,935
Preferred Stock	—	—	9,599,615	9,599,615
Common Stock	19,873	—	9,700,168	9,720,041
Warrants	—	—	1,383,703	1,383,703

Total	$19,873	$—	$1,241,548,593	$1,241,568,466

Investments valued at NAV as a practical expedient #				8,149,817

Total assets #				$1,249,718,283

*	See consolidated schedule of investments for industry classifications.
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

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2023:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2023	$1,088,190,382	$10,640,036	$9,218,222	$7,420,892	$994,095	$1,116,463,627
Purchases (including PIK)	214,769,462	—	—	1,869,444	—	216,638,906
Sales and principal payments	(98,550,287)	—	(53,047)	(72,758)	—	(98,676,092)
Realized Gain (Loss)	35,161	—	(861,879)	5,453	—	(821,265)
Net Amortization of Premium/Discount	4,447,104	17,149	—	—	—	4,464,253
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	1,880,350	(564,250)	1,296,319	477,137	389,608	3,479,164

Balance as of September 30, 2023	$1,210,772,172	$10,092,935	$9,599,615	$9,700,168	$1,383,703	$1,241,548,593

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$1,493,753	(564,250)	$434,709	$477,137	$389,608	$2,230,957
For the nine months ended September 30, 2023, there were no transfers into or out of Level 3.
The following is a reconciliation of Level 3 assets for the year ended December 31, 2022:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2022	$859,412,243	$10,677,299	$12,563,914	$4,695,735	$1,111,543	$888,460,734
Purchases (including PIK)	447,434,086	220,045	2,396,024	2,683,623	43,880	452,777,658
Sales and principal payments	(196,946,622)	—	(8,919,847)	(159,711)	(299,962)	(206,326,142)
Realized Gain (Loss)	(19,544)	—	5,415,842	(46)	275,999	5,672,251
Net Amortization of Premium/Discount	6,629,933	21,713	—	—	—	6,651,646
Transfers In	—	—	—	426,294	—	426,294
Transfers Out	—	—	—	(802,902)	—	(802,902)
Net Change in Unrealized Appreciation (Depreciation)	(28,319,714)	(279,021)	(2,237,711)	577,899	(137,365)	(30,395,912)

Balance as of December 31, 2022	$1,088,190,382	$10,640,036	$9,218,222	$7,420,892	$994,095	$1,116,463,627

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(25,834,883)	$(279,021)	$(2,018,945)	$577,899	$89,851	$(27,465,099)
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
The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2023 and December 31, 2022, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$ 1,197,094,183	Market Yield Analysis	Market Yield	9.4% - 22.5% (11.7%)	Decrease
	129,641	Liquidation Value	Recovery Rate	1.0% - 3.5% (2.9%)	Increase
	3,246,622	Recent Transaction	Transaction Price	N/A	N/A
	10,301,726	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,092,935	Market Yield Analysis	Market Yield	14.2% - 16.7% (16.2%)	Decrease
Common Stock	5,965,020	Market Approach	EBITDA Multiple	8.3x - 32.5x (16.8x)	Increase
	2,001,539	Market Approach	Revenue Multiple	0.7x - 12.0x (9.2x)	Increase
	317,597	Market Approach	Network Cashflow Multiple	15.0x - 23.3x (22.3x)	Increase
	316,012	Recent Transaction	Transaction Price	N/A	N/A
	1,100,000	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	6,022,771	Market Approach	Revenue Multiple	4.5x - 10.5x (8.0x)	Increase
	3,312,358	Market Yield Analysis	Dividend Yield	12.5% - 19.0% (16.8%)	Decrease
	264,486	Expected Repayment	Redemption Price	N/A	N/A
Warrants	1,383,703	Market Approach	Revenue Multiple	5.6x - 9.4x (8.4x)	Increase

Total Assets	$ 1,241,548,593

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$ 1,017,673,836	Market Yield Analysis	Market Yield	9.1% - 24.5% (11.5%)	Decrease
	3,196,797	Market Approach	EBITDA Multiple	4.6x - 10.0x (9.9x)	Increase
	2,625,128	Market Approach	Revenue Multiple	0.5x	Increase
	255,988	Liquidation Value	Asset Value	N/A	Increase
	64,438,633	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	10,640,036	Market Yield Analysis	Market Yield	13.7% - 14.6% (14.3%)	Decrease
Common Stock	4,066,465	Market Approach	EBITDA Multiple	8.0x - 30.0x (13.5x)	Increase
	997,684	Market Approach	Revenue Multiple	0.8x - 36.1x (10.8x)	Increase
	332,454	Market Approach	Network Cashflow Multiple	33.0x	Increase
	404,565	Market Approach	Dividend Yield	14.3%	Decrease
	1,619,724	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	4,689,366	Market Approach	Revenue Multiple	0.5x - 12.0x (8.2x)	Increase
	4,355,019	Market Yield Analysis	Dividend Yield	12.5% - 17.5% (15.6%)	Decrease
	173,837	Expected Repayment	Redemption Price	N/A	N/A
Warrants	994,095	Market Approach	Revenue Multiple	0.5x - 8.5x (8.2x)	Increase

Total Assets	$ 1,116,463,627

(1)	Weighted averages are calculated based on fair value of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2023 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note	$97,518,497	$97,021,875	$—	$—	$97,021,875
Class A-1-L Senior Secured Floating Rate Note	74,746,497	74,062,500	—	—	74,062,500
Class A-1-F Senior Secured Fixed Rate Note	29,898,599	27,675,000	—	—	27,675,000
Class A-2-R Senior Secured Deferrable Floating Rate	43,352,985	41,760,000	—	—	41,760,000
Class A Note	225,562,955	230,280,000	—	—	230,280,000
Class B Note	35,615,204	36,360,000	—	—	36,360,000
Class C Note	35,615,204	36,810,000	—	—	36,810,000

Total	$542,309,941	$543,969,375	$—	$—	$543,969,375

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $399,530 and $4,040,529 as of September 30, 2023 and are reflected on the consolidated statements of assets and liabilities.

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
6. Commitments & Contingencies
Commitments
The Fund may enter into commitments to fund investments. As of September 30, 2023 and December 31, 2022 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of September 30, 2023 and December 31, 2022:

			09/30/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt 5 Bars, LLC	Delayed Draw Term Loan	02/28/2023	$—	$—	$2,845,273	$(7,113)
5 Bars, LLC	Revolver	09/27/2024	—	—	646,653	(1,617)
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	1,250,622	(34,392)	3,689,335	(119,903)

AAH Topco, LLC	Revolver	12/22/2027	787,273	(23,618)	787,273	(31,491)
Accelerate Resources Operating, LLC	Delayed Draw Term Loan	01/20/2025	1,254,872	—	—	—
Accelerate Resources Operating, LLC	Revolver	02/24/2026	—	—	414,764	—
Accelerate Resources Operating, LLC	Revolver	02/24/2027	665,739	—	—	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(11,355)	648,837	(21,087)
Admiral Buyer, Inc	Delayed Draw Term Loan	05/06/2024	1,576,961	—	1,576,961	(15,770)
Admiral Buyer, Inc	Revolver	05/08/2028	563,200	—	563,200	(11,264)
AEG Holding Company, Inc.	Revolver	11/20/2023	—	—	670,119	—
AEG Holding Company, Inc.	Revolver	07/01/2024	781,805	—	—	—
Airwavz Solutions, Inc.	Delayed Draw Term Loan	03/31/2024	5,206,136	(39,046)	3,263,699	(40,796)
Airwavz Solutions, Inc.	Revolver	03/31/2027	652,740	(11,423)	652,740	(13,055)
American Physician Partners, LLC	Revolver	02/15/2023	—	—	97,681	(14,896)
American Physician Partners, LLC	Delayed Draw Term Loan	02/15/2023	—	—	421,339	(8,427)
AMI US Holdings, Inc.	Revolver	04/01/2024	—	—	1,094,605	—
AMI US Holdings, Inc.	Revolver	04/01/2025	963,252	—	—	—
Analogic Corporation	Revolver	06/22/2023	—	—	24,444	(856)
AOM Acquisition, LLC.	Revolver	02/18/2027	1,218,605	—	1,218,605	(9,140)
Avalara, Inc.	Revolver	10/19/2028	1,065,375	—	1,065,375	(26,634)
Avant Communications, LLC	Revolver	11/30/2026	566,910	(5,669)	566,910	—
Avetta, LLC	Revolver	04/10/2024	494,396	(1,236)	494,396	(2,472)
BAART Programs, Inc.	Delayed Draw Term Loan	06/11/2023	—	—	2,750,974	(130,671)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	896,683	(17,934)	259,300	—
Bonterra, LLC	Delayed Draw Term Loan	09/08/2023	—	—	2,746,215	(68,655)
Bonterra, LLC	Revolver	09/08/2027	1,151,751	(20,156)	723,392	(23,510)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	—	—	2,108,716	(57,990)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/01/2025	2,076,626	(46,724)	—	—
Bridgepointe Technologies, LLC	Revolver	12/31/2027	660,870	(14,870)	777,494	(29,156)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(17,007)	680,292	(20,409)

BSI2 Hold Nettle, LLC	Revolver	06/30/2028	294,461	(5,153)	588,922	(10,306)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	1,816,606	—	1,816,606	(45,415)
BV EMS Buyer, Inc.	Delayed Draw Term Loan	03/21/2024	1,706,075	(25,591)	2,765,018	(96,776)
Cerifi, LLC	Revolver	04/01/2027	738,528	(11,078)	1,107,792	(33,234)
Certify, Inc	Revolver	02/28/2024	—	—	119,907	(899)
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2023	1,320,430	(39,613)	1,320,427	(52,817)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	05/10/2024	—	—	1,656,288	(62,111)
Coding Solutions Acquisition, Inc	Revolver	05/11/2028	636,288	(22,270)	636,288	(30,224)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	09/29/2025	2,775,643	(69,391)	—	—
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	—	—	109,272	(4,371)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	03/29/2024	1,938,307	(19,383)	2,912,094	(87,363)
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	863,813	(12,957)	863,813	(34,553)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2024	834,415	(8,344)	834,415	(27,118)
Community Brands Parentco, LLC	Revolver	02/24/2028	417,208	(8,344)	417,208	(17,731)
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	2,732	(61)	1,870,703	(46,768)
Coretelligent Intermediate LLC	Revolver	10/21/2027	949,816	(23,745)	1,139,779	(31,344)
Coupa Holdings,LLC	Delayed Draw Term Loan	08/27/2024	948,020	—	—	—
Coupa Holdings,LLC	Revolver	02/27/2029	725,890	(1,815)	—	—
Datacor, Inc.	Delayed Draw Term Loan	03/31/2024	—	—	1,431,722	(7,159)
Datacor, Inc.	Revolver	12/29/2025	643,849	(9,658)	643,849	(9,658)
Degreed, Inc.	Delayed Draw Term Loan	08/18/2023	—	—	1,391,394	(34,785)
Degreed, Inc.	Delayed Draw Term Loan	08/16/2024	1,321,674	(19,825)	—	—
Degreed, Inc.	Delayed Draw Term Loan	08/18/2024	—	—	1,321,674	(26,433)

Degreed, Inc.	Revolver	05/29/2026	417,813	(10,445)	417,813	(12,534)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2023	—	—	619,031	(221,304)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2024	329,247	(85,769)	—	—
Dispatch Track, LLC	Revolver	12/17/2026	301,930	(2,264)	301,930	(3,019)
EET Buyer, Inc.	Revolver	11/08/2027	829,303	(20,733)	690,794	(13,816)
Engage2Excel, Inc.	Revolver	03/07/2023	—	—	31,409	(864)
EvolveIP, LLC	Revolver	06/07/2025	—	—	418,538	(11,510)
Exterro, Inc.	Revolver	05/31/2024	738,562	—	247,500	(1,238)
Faithlife, LLC	Revolver	09/18/2025	279,053	—	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	—	—	1,609,623	(8,048)
Firstdigital Communications LLC	Revolver	12/17/2026	1,174,177	(55,773)	1,174,177	(49,903)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	04/14/2024	—	—	1,278,703	(19,181)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	04/15/2024	882,083	(17,642)	—	—
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	(23,356)	610,625	(10,686)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	—	—	412,270	(4,123)
Fusion Holding Corp	Revolver	09/15/2027	1,379,193	(13,792)	1,379,193	(34,480)
Fusion Risk Management Inc	Revolver	08/30/2028	—	—	852,848	(29,850)
Fusion Risk Management, Inc.	Revolver	05/22/2029	840,050	(14,701)	—	—
G Treasury SS, LLC	Delayed Draw Term Loan	01/02/2024	2,439,257	(24,393)	—	—
G Treasury SS, LLC	Delayed Draw Term Loan	06/30/2025	1,524,536	(15,245)	—	—
G Treasury SS, LLC	Revolver	06/29/2029	914,721	(18,294)	—	—
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2023	—	—	39,209	(1,274)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(4,056)	270,410	(11,492)
GHA Buyer, Inc.	Revolver	06/24/2026	951,077	(19,022)	951,077	(40,421)
Greenhouse Software, Inc.	Revolver	09/01/2028	1,232,251	(12,323)	1,232,251	(30,806)
Greenhouse Software, Inc.	Revolver	09/01/2028	604,499	(6,045)	604,499	(15,112)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	05/30/2025	1,576,961	(7,885)	6,702,083	(50,266)
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	09/16/2024	1,149,856	(5,749)	1,586,009	(35,685)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	456,698	(7,992)	456,698	(18,268)

Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/22/2023	—	—	1,918,951	(23,987)
Hirevue, Inc.	Revolver	05/03/2029	1,646,176	(28,808)	—	—
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/16/2023	—	—	889,740	(2,224)
Honor HN Buyer, Inc	Delayed Draw Term Loan	08/26/2024	1,421,307	—	2,437,025	—
Honor HN Buyer, Inc	Revolver	10/15/2027	266,081	—	304,093	(2,281)
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2023	—	—	3,436,155	(25,771)
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2024	3,436,155	—	—	—
Iodine Software, LLC	Revolver	05/19/2027	1,089,030	—	1,089,030	(21,781)
Kaseya Inc.	Delayed Draw Term Loan	06/24/2024	597,933	(1,495)	636,776	(19,103)
Kaseya Inc.	Revolver	06/25/2029	477,582	(4,776)	636,776	(23,879)
Mathnasium LLC	Revolver	11/15/2027	576,661	(7,208)	565,781	(12,730)
Mavenlink, Inc.	Revolver	06/03/2027	536,945	(10,739)	1,431,852	(39,376)
MBS Holdings, Inc.	Revolver	04/16/2027	818,302	(20,458)	974,169	(38,967)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(20,643)	1,376,227	(30,965)
Medical Management Resource Group, LLC	Revolver	09/30/2026	202,506	(6,581)	316,415	(11,866)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	10/23/2023	7,144,203	(17,861)	7,144,203	—
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(6,804)	680,400	(5,103)
Metametrics, Inc.	Revolver	09/10/2025	651,183	—	520,946	(6,512)
MMP Intermediate, LLC	Revolver	02/15/2027	552,880	(13,822)	552,880	(19,351)
Moon Buyer, Inc.	Revolver	04/21/2027	698,276	(40,151)	1,163,793	(2,909)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/01/2024	2,630,169	(52,603)	—	—
Mr. Greens Intermediate, LLC	Revolver	05/01/2029	1,052,068	(21,041)	—	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	—	—	2,828,188	(113,128)
MSM Acquisitions, Inc.	Revolver	12/09/2026	—	—	655,399	(29,493)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	01/24/2024	592,150	(7,402)	592,150	(20,725)
MSP Global Holdings, Inc.	Revolver	01/25/2027	845,929	(10,574)	845,929	(29,608)

Mykaarma Acquisition LLC	Revolver	03/21/2028	593,215	(4,449)	593,215	(16,313)
Navigate360, LLC	Revolver	03/17/2027	483,388	(6,042)	604,235	(12,085)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	06/10/2024	2,812,359	(28,124)	2,973,121	(22,298)
Netwrix Corporation And Concept Searching Inc.	Revolver	06/11/2029	581,066	(7,263)	774,755	(7,748)
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	458,721	—	458,721	(1,147)
Pace Health Companies, LLC	Revolver	08/02/2025	616,682	—	616,682	(1,542)
Penn TRGRP Holdings, LLC	Revolver	09/30/2024	1,054,345	(21,087)	—	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/15/2023	—	—	161,112	(7,250)
Ping Identity Corporation	Revolver	10/17/2028	1,203,344	—	1,203,344	(30,084)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	606,828	(30,341)	798,862	(25,963)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	76,814	(960)	384,068	(4,801)
Pinnacle Treatment Centers, Inc.	Revolver	01/02/2026	43,943	(989)	292,954	(6,591)
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	07/15/2024	2,600,963	—	2,720,672	(30,472)
Race Finco LLC	Delayed Draw Term Loan	01/09/2025	3,658,788	(36,588)	—	—
Race Finco LLC	Revolver	01/10/2028	609,798	(15,245)	—	—
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	(29,981)	1,199,232	(29,981)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	04/15/2024	1,578,046	(11,835)	3,665,540	(91,638)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(8,831)	588,705	(14,718)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/01/2027	302,547	(4,538)	486,706	(15,818)
RSC Acquisition, Inc.	Delayed Draw Term Loan	05/31/2024	—	—	4,995,303	(162,347)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	09/16/2024	1,633,575	—	2,840,999	(35,512)
Sako and Partners Lower Holdings LLC	Revolver	09/15/2028	1,242,937	(6,215)	905,569	(24,903)
Salisbury House, LLC	Delayed Draw Term Loan	10/31/2023	573,149	(1,433)	—	—
Salisbury House, LLC	Revolver	08/29/2025	328,785	(4,110)	—	—
Salisbury House, LLC	Revolver	08/30/2025	—	—	269,006	(10,088)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	06/28/2024	1,077,728	—	1,177,845	(26,502)

Sandstone Care Holdings, LLC	Revolver	06/28/2028	689,039	(1,723)	588,923	(19,140)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/09/2024	2,367,499	(23,675)	2,367,499	(35,512)
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(25,636)	1,281,821	(32,046)
Saviynt, Inc.	Delayed Draw Term Loan	12/22/2024	3,658,788	(73,176)	6,097,981	(152,450)
Saviynt, Inc.	Revolver	12/22/2027	609,798	(12,196)	609,798	(15,245)
SCA Buyer, LLC	Revolver	01/20/2026	64,385	(2,253)	257,540	(10,302)
ScyllaDB, Inc.	Delayed Draw Term Loan	03/08/2024	—	—	660,837	(8,260)
ScyllaDB, Inc.	Revolver	09/08/2027	—	—	264,335	(4,626)
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	08/25/2025	9,344,817	(186,896)	—	—
SDC Atlas Acquistionco, LLC	Revolver	08/25/2028	622,988	(12,460)	—	—
Securonix, Inc.	Revolver	04/05/2028	1,538,337	(88,454)	1,538,337	(69,225)
Serrano Parent, LLC	Revolver	05/13/2030	2,085,981	(41,720)	—	—
Single Digits, Inc.	Revolver	12/21/2023	—	—	416,149	(63,463)
Single Digits, Inc.	Revolver	06/19/2026	416,149	(52,019)	—	—
Sirsi Corporation	Revolver	03/15/2024	553,741	(1,384)	553,741	(2,769)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,950	(14,574)	1,165,950	(37,893)
Smartlinx Solutions, LLC	Revolver	03/04/2026	—	—	389,613	(11,688)
Smile Brands, Inc.	Revolver	10/12/2025	16,987	(1,869)	166,783	(12,926)
Soladoc, LLC	Delayed Draw Term Loan	06/10/2024	2,355,690	(47,114)	2,355,690	(53,003)
Soladoc, LLC	Revolver	06/12/2028	588,923	(17,668)	588,922	(19,140)
Spark DSO LLC	Revolver	04/20/2026	580,405	(27,569)	1,105,760	(38,702)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2023	2,442,241	(30,528)	3,630,358	(54,455)
Stratus Networks, Inc.	Revolver	12/15/2027	858,085	(19,307)	13,201	(330)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—	310,244	(4,654)
Sundance Group Holdings, Inc.	Revolver	07/02/2027	662,154	(4,966)	1,418,901	(39,020)
Swiftpage, Inc.	Revolver	06/13/2023	—	—	225,317	(9,576)
Swiftpage, Inc.	Revolver	12/13/2023	225,317	(2,253)	—	—
Syntax Systems Ltd	Delayed Draw Term Loan	10/30/2023	2,434,137	(91,280)	2,434,137	(121,707)
Syntax Systems Ltd	Revolver	10/29/2026	324,552	(12,171)	324,552	(16,228)
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/22/2023	—	—	1,056,104	(84,488)

TBG Food Acquisition Corp	Delayed Draw Term Loan	12/24/2023	1,056,104	(23,762)	—	—
TBG Food Acquisition Corp	Revolver	12/24/2027	264,026	(5,941)	264,026	(21,122)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(4,362)	290,770	(7,996)
Telesoft Holdings, LLC	Revolver	12/16/2025	541,159	(10,823)	547,128	(12,310)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	03/31/2024	270,145	—	1,253,266	(18,799)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	690,532	(1,726)	138,106	(3,453)
Thrive Buyer, Inc.	Revolver	01/22/2027	739,815	—	961,759	(14,426)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	—	—	3,080,902	(46,214)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	03/02/2026	6,545,669	(98,185)	—	—
TRGRP, Inc.	Revolver	11/01/2023	—	—	333,333	—
Unanet, Inc.	Delayed Draw Term Loan	12/09/2024	3,790,435	(9,476)	3,790,435	(37,904)
Unanet, Inc.	Revolver	12/08/2028	1,263,478	(15,793)	1,263,478	(25,270)
Ungerboeck Systems International, LLC	Delayed Draw Term Loan	08/02/2023	—	—	204,574	(2,046)
Ungerboeck Systems International, LLC	Revolver	04/30/2027	229,387	(4,014)	229,387	(4,588)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/09/2023	—	—	279,947	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	—	—	1,163,793	(34,914)
Vectra AI, Inc.	Revolver	03/18/2026	—	—	232,759	(6,983)
Vectra AI, Inc.	Revolver	03/02/2028	232,759	(4,073)	—	—
Vehlo Purchaser, LLC	Revolver	05/24/2028	991,229	(17,347)	1,239,037	(18,586)
Velocity Purchaser Corporation	Revolver	12/01/2023	—	—	193,237	(483)
Velocity Purchaser Corporation	Revolver	12/02/2024	193,237	—	—	—
Veracross LLC	Delayed Draw Term Loan	12/28/2023	—	—	1,668,830	(37,549)
Veracross LLC	Revolver	12/28/2027	1,112,553	(19,470)	1,112,554	(36,158)
Vhagar Purchaser, LLC.	Delayed Draw Term Loan	06/09/2025	578,701	(8,681)	—	—
Vhagar Purchaser, LLC.	Revolver	06/11/2029	373,356	(10,267)	—	—

Wealth Enhancement Group, LLC	Delayed Draw Term Loan	05/02/2024	398,757	(1,994)	718,075	(10,771)
Wealth Enhancement Group, LLC	Revolver	10/04/2027	457,366	(3,430)	457,366	(8,004)
West Dermatology	Delayed Draw Term Loan	06/17/2024	—	—	3,731,767	(522,447)
West Dermatology	Delayed Draw Term Loan	03/31/2025	3,731,767	(223,906)	—	—
West Dermatology	Revolver	03/17/2028	736,371	(51,546)	1,243,922	(186,588)
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2024	3,333,525	—	3,333,525	(33,335)
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	(13,726)	1,372,628	(27,453)

Total			$176,035,358	$(2,694,547)	$193,536,127	$(5,029,664)

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
On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed
basis upon the issuance of a capital draw-down notice. At September 30, 2023 the Fund had total Capital Commitments of $629,019,653, of which 14% or $90,663,743 is unfunded. At December 31, 2022, the Fund had total Capital Commitments of $572,772,226, of which 14% or $77,483,361 was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.
Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.
The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2023 and September 30,
2022
:

	For the nine months ended September 30, 2023			For the nine months ended September 30, 2022
Quarter Ended	Shares	Amount		Shares	Amount
March 31	—	—		3,095,246	$30,684,000
June 30	2,776,754	$25,792,451	*	5,759,395	$56,263,228
September 30	1,566,471	$14,548,616		1,926,590	$18,306,259

Total capital drawdowns	4,343,225	$40,341,067		10,781,231	$105,253,487

*	Net of $2,724,958 of which tendered shareholders have been released in 2023.

Distributions
The following tables reflect the distributions declared on Shares during the nine months ended September 30, 2023 and September 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2023	3/29/2023	4/25/2023	$0.10	$5,139,617
6/28/2023	6/28/2023	7/24/2023	$0.20	$10,402,344
9/27/2023	9/27/2023	10/23/2023	$0.24	$12,501,274

				$28,043,235

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2022	3/29/2022	4/28/2022	$0.25	$9,709,845
6/28/2022	6/28/2022	7/27/2022	$0.15	$6,590,492
9/28/2022	9/28/2022	10/24/2022	$0.20	$8,539,011

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
The following tables summarize Shares distributed pursuant to the DRIP during the nine months ended September 30, 2023 and September 30, 2022 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2023	3/29/2023	3/31/2023	294,604	$2,740,870
6/28/2023	6/28/2023	6/30/2023	606,230	$5,552,823
9/27/2023	9/27/2023	9/30/2023	715,418	$6,644,449

			1,616,252	$14,938,142

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2022	3/29/2022	3/31/2022	526,163	$5,101,704
6/28/2022	6/28/2022	6/30/2022	360,978	$3,500,728
9/28/2022	9/28/2022	9/30/2022	482,995	$4,589,372

			1,370,136	$13,191,804

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
The following table summarizes share repurchases completed during the nine months ended September 30, 2023:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 24, 2023	1,215,454	627,518	$5,837,993	52%	$9.30
June 30	May 26, 2023	1,255,610	461,364	$4,225,901	37%	$9.16
September 30	August 25, 2023	1,299,377	905,478	$8,409,635	70%	$9.29
The following table summarizes share repurchases completed during the nine months ended September 30, 2022:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 25, 2022	795,164	420,864	$4,081,370	53%	$9.70
June 30	May 27, 2022	911,141	617,738	$5,990,765	68%	$9.70
September 30	August 26, 2022	1,047,133	374,177	$3,555,389	36%	$9.50
8. Earnings Per Share
The following information sets forth the computation of basic and diluted earnings per Share for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets from operations	$19,245,432	$(91,978)	$37,667,837	$11,603,980
Weighted average common shares outstanding	52,831,675	44,069,253	51,686,603	40,828,002
Earnings per common share-basic and diluted	$0.36	$(0.00)	$0.73	$0.28
9. Financial Highlights
Below is the schedule of financial highlights of the Fund for the nine months ended September 30, 2023 and September 30, 2022:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Per Share Data: (1)(2)
Net asset value, beginning of period	$9.10	$9.80
Net investment income (loss)	0.66	0.60
Net realized and unrealized gains (losses) on investments	0.07	(0.30)

Net increase (decrease) in net assets resulting from operations	0.73	0.30

Distributions to stockholders (3)	(0.54)	(0.60)

Net asset value, end of period	$9.29	$9.50
Shares outstanding, end of period	54,193,205	46,082,537
Total return at net asset value before incentive fees (4)(5)	9.96%	3.87%
Total return at net asset value after incentive fees (4)(5)	8.15%	3.14%
Ratio/Supplemental Data:
Net assets, end of period	$503,274,389	$437,842,319
Ratio of total expenses to weighted average net assets (6)	19.98%	12.94%
Ratio of net expenses to weighted average net assets (6)	19.98%	12.73	% (7)

Ratio of net investment income (loss) before waivers to weighted average net assets (6)	10.26%	8.44%
Ratio of net investment income (loss) after waivers to weighted average net assets (6)	10.26%	8.65	% (7)
Ratio of interest and credit facility expenses to weighted average net assets (6)	13.54%	7.10%
Ratio of incentive fees to weighted average net assets (5)	1.78%	0.72%
Portfolio turnover rate (5)	8.15%	15.43%
Asset coverage ratio (8)	161%	164%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for professional fees, directors’ fees and incentive fees.
(7)
For the nine months ended September 30, 2022, the Adviser voluntarily waived a portion of their management fees and collateral management fees. Additionally, the Adviser received reimbursement payments from the Fund as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the waived expenses of 0.20%, for the nine months ended September 30, 2022.

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

The Fund is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Fund will remain an emerging growth company for up to five years following its initial public offering, if any, although if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any September 30 before that time, the Fund would cease to be an emerging growth company as of the following December 31. For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements.

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

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
Investments in Portfolio Companies	$(44,227,454	)(1)	$(78,016,704	)(2)	$(151,039,096	)(3)	$(275,887,703	)(4)
Draw Downs against Revolvers and Delayed Draw Term Loans	(19,591,954)		(23,000,920)		(64,256,069)		(60,237,851)
Principal Repayments	49,925,524	(5)	49,236,275	(6)	97,248,418	(7)	140,474,269	(8)
Sales	111,686		3,044,969		1,029,721		10,394,851

Net Repayments (Investments)	$(13,782,198)		$(48,736,380)		$(117,017,026)		$(185,256,434)

(1)	Includes investments in 5 portfolio companies.
(2)	Includes investments in 20 portfolio companies.
(3)	Includes investments in 36 portfolio companies.
(4)	Includes investments in 42 portfolio companies.
(5)	Includes $5,922,831 in revolver and delayed draw term payments.
(6)	Includes $4,250,192 in revolver and delayed draw term payments.
(7)	Includes $14,109,153 in revolver and delayed draw term payments.
(8)	Includes $5,949,439 in revolver and delayed draw term payments.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2023:

	As of September 30, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,236,369,082	90.22%	$1,210,772,172	89.64%	11.16%
Second Lien Junior Secured Debt	10,793,508	0.79	10,092,935	0.75	13.78
Preferred Stock	7,253,950	0.53	9,599,615	0.71	—
Common Stock	8,611,429	0.63	9,720,041	0.72	—
Investment Companies	6,029,093	0.44	8,149,817	0.60	—
Warrants	343,936	0.03	1,383,703	0.10	—
Cash and cash equivalents	101,011,905	7.36	101,011,905	7.48	—

Total	$1,370,412,903	100%	$1,350,730,188	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,115,667,642	93.36%	$1,088,190,382	92.90%	10.44%
Second Lien Junior Secured Debt	10,776,359	0.90	10,640,036	0.91	12.76%
Preferred Stock	8,168,876	0.69	9,218,222	0.79	—
Common Stock	7,179,288	0.60	7,870,756	0.67	—
Investment Companies	4,095,163	0.34	5,603,604	0.48	—
Warrants	343,936	0.03	994,095	0.08	—
Cash and cash equivalents	48,785,985	4.08	48,785,985	4.17	—

Total	$1,195,017,249	100%	$1,171,303,080	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Number of portfolio companies	190	179
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of September 30, 2023:

	As of September 30, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,224,495,553	98.18%	$1,217,488,844	99.72%
Non-accrual	22,667,037	1.82	3,376,263	0.28

Total	$1,247,162,590	100%	$1,220,865,107	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,115,420,688	99.02%	$1,095,916,015	99.73%
Non-accrual	11,023,313	0.98	2,914,403	0.27

Total	$1,126,444,001	100%	$1,098,830,418	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of September 30, 2023 the Fund had fourteen investments, across four issuers, that were on non-accrual status. As of December 31, 2022, the Fund had seven investments, with three issuers that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of September 30, 2023 and December 31, 2022 (with corresponding percentage of total portfolio investments):

	As of September 30, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Consumer Discretionary	$321,309	0.02%	$288,247	0.02%
Consumer Non-Cyclical	54,282,752	4.28	53,785,890	4.30
Digital Infrastructure & Services	220,689,206	17.39	218,253,090	17.46
Energy	7,396,609	0.58	7,753,825	0.62
Financials	51,876,567	4.09	51,450,336	4.12
Healthcare	209,537,546	16.51	191,121,807	15.29
Investment Companies	6,029,093	0.47	8,149,817	0.65
Services	92,577,067	7.29	89,207,550	7.14
Software & Tech Services	624,873,130	49.23	627,447,565	50.21
Specialty RMR	1,100,000	0.09	1,100,000	0.09
Transport & Logistics	717,719	0.05	1,160,156	0.10

	$1,269,400,998	100%	$1,249,718,283	100%

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Services	$84,074,984	7.33%	$83,153,924	7.41%
Consumer Discretionary	9,111,762	0.79	9,163,275	0.82
Consumer Non-Cyclical	52,130,891	4.55	49,936,678	4.45
Digital Infrastructure & Services	189,702,392	16.55	186,488,258	16.61
Energy	3,640,277	0.32	3,857,859	0.34
Financial Services	44,747,532	3.90	43,871,366	3.91
Healthcare & HCIT	231,062,290	20.16	217,504,759	19.38
Investment Companies	4,095,163	0.36	5,603,604	0.50
Software & Tech Services	523,456,373	45.67	521,545,397	46.46
Transport & Logistics	4,209,600	0.37	1,391,975	0.12

	$1,146,231,264	100%	$1,122,517,095	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Total investment income	$38,572,164	$24,001,656	$107,704,158	$63,625,663
Total expenses	25,949,703	14,582,793	73,406,445	38,631,800

Reimbursement payments to Adviser	—	—	—	259,263
Waived collateral management fees	—	—	—	(588,476)
Waived management fees	—	—	—	(283,566)

Net investment income before taxes	12,622,461	9,418,863	34,297,713	25,606,642
Income tax expense, including excise tax	96,092	382,072	374,118	949,155

Net investment income after tax	12,526,369	9,036,791	33,923,595	24,657,487
Net realized and change in unrealized appreciation (depreciation) on investments	6,720,481	(9,128,383)	3,747,299	(13,048,566)

Net increase (decrease) in net assets resulting from operations	19,246,850	(91,592)	37,670,894	11,608,921
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	1,418	386	3,057	4,941

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$19,245,432	$(91,978)	$37,667,837	$11,603,980

Investment Income

During the three months ended September 30, 2023, the Fund’s investment income was comprised of $38,162,810 of interest income, which includes $1,366,373 from the net amortization of premium and accretion of discounts, $276,379 of payment-in-kind interest, and $132,975 of dividend income. During the three months ended September 30, 2022, the Fund’s investment income was comprised of $23,639,905 of interest income, which includes $1,704,915 of the net amortization of premium and accretion of discounts, $332,901 of payment-in-kind interest, and $28,850 of dividend income. The increase in net investment income during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, can primarily be attributed to an increase in gross assets and interest rates.

During the nine months ended September 30, 2023, the Fund’s investment income was comprised of $105,190,815 of interest income, which includes $4,464,253 from the net amortization of premium and accretion of discounts, and $1,972,610 of payment-in-kind interest, and $540,733 of dividend income. During the nine months ended September 30, 2022, the Fund’s investment income was comprised of $62,038,473 of interest income, which includes $5,014,878 of the net amortization of premium and accretion of discounts, $1,532,726 of payment-in-kind interest, and $54,464 of dividend income. The increase in net investment income during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, can primarily be attributed to an increase in gross assets and interest rates.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Interest and borrowing expenses	$17,167,795	$8,935,088	$48,209,577	$21,122,091
Management fees	4,276,488	3,644,259	12,419,430	10,438,278
Income-based incentive fee	3,125,822	1,275,176	8,480,899	4,158,321
Professional fees	413,128	392,050	1,610,337	1,208,708
Administration and custodian fees	341,457	239,624	900,021	707,964
Insurance expenses	161,246	180,760	433,218	489,508
Directors’ fees	139,750	50,000	279,500	150,000
Transfer agent fees	36,929	32,503	108,416	88,020
Collateral management fees	—	—	—	588,476
Capital gains incentive fee	—	(499,007)	—	(1,283,044)
Other expenses	287,088	332,340	965,047	963,478

Total expenses	25,949,703	14,582,793	73,406,445	38,631,800
Reimbursement payments to Adviser	—	—	—	259,263
Waived collateral management fees	—	—	—	(588,476)
Waived management fees	—	—	—	(283,566)
Income tax expense, including excise tax	96,092	382,072	374,118	949,155

Net expenses	$26,045,795	$14,964,865	$73,780,563	$38,968,176

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction. As of September 30, 2023, there were outstanding balances of $15,000,000, $200,000,000 and $68,400,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility and the Natixis Credit Facility, respectively, and an outstanding balance of $0 in Secured Borrowings.

As of December 31, 2022, there were outstanding balances of $0, $180,000,000, and $268,000,000 on the 2021 HSBC Credit Facility, Synovus Credit Facility, and the 2021 Natixis Credit Facility, respectively, and an outstanding balance of $5,917,275 in Secured Borrowings.

The outstanding amount on the Notes is $542,309,941 net of unamortized discount and debt issuance costs as of September 30, 2023. The outstanding amount on the Notes was $245,105,567 net of unamortized discount and debt issuance costs as of December 31, 2022.

Interest and borrowing expenses for the three months ended September 30, 2023 and September 30, 2022 were $17,167,795 and $8,935,088, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 7.98% and 4.65% for the three months ended September 30, 2023 and September 30, 2022, respectively. The increase in interest and borrowing expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 can primarily be attributed to an increase in debt outstanding and interest rates.

Interest and borrowing expenses for the nine months ended September 30, 2023 and September 30, 2022 were $48,209,577 and $21,122,091, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 7.67% and 3.60% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase in interest and borrowing expenses during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 can primarily be attributed to an increase in debt outstanding and interest rates.

Management Fee

The gross management fee expenses for the three months ended September 30, 2023 and September 30, 2022 were $4,276,488 and $3,644,259, respectively. The increase in the management fee for the three months ended September 30, 2023 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

The gross management fee expenses for the nine months ended September 30, 2023 and September 30, 2022 were $12,419,430 and $10,438,278, respectively. The increase in the management fee for the nine months ended September 30, 2023 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees. For the nine months ended September 30, 2023 and September 30, 2022, the Adviser waived management fees of $0 and $283,566, respectively.

Fund Expenses

For the three months ended September 30, 2023, the Fund incurred $25,949,703 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, and other expenses. The Fund incurred $96,092 of tax expense.

For the three months ended September 30, 2022, the Fund incurred $14,582,793 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, collateral management fees, transfer agent fees, and other expenses. The Fund incurred $382,072 of tax expense.

For the nine months ended September 30, 2023, the Fund incurred $73,406,445 of expenses in relation to interest and borrowing expenses, management fees, incentive fees, professional fees, administration and custodian fees, insurance expenses, directors’ fees, transfer agent fees, and other expenses. The Fund incurred $374,118 of tax expense.

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

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2023, the Fund had restructuring which resulted in $14,243 of net realized gain. During the nine months ended September 30, 2023, the Fund had principal repayments and sales which resulted in $284,155 of net realized loss.

During the three months ended September 30, 2022, the Fund had principal repayments and sales which resulted in $842,514 of net realized gain. During the nine months ended September 30, 2022, the Fund had principal repayments and sales which resulted in $1,659,467 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2023, the Fund had $6,706,238 in net change in unrealized appreciation on $1,269,400,998 of investments in 190 portfolio companies. Net change in unrealized appreciation for the three months ended September 30, 2023, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

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

During the nine months ended September 30, 2023, the Fund had $4,031,454 in net change in unrealized appreciation on $1,269,400,998 of investments in 190 portfolio companies. Net change in unrealized appreciation for the nine months ended September 30, 2023, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $19,246,850 and $(91,592), respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2023 and 2022, the Fund’s per share net increase (decrease) in net assets resulting from operations was $0.36 and $(0.00), respectively.

For the nine months ended September 30, 2023 and 2022, the net increase in net assets resulting from operations was $37,670,894 and $11,608,921, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2023 and 2022, the Fund’s per share net increase in net assets resulting from operations was $0.73 and $0.28, respectively.

Cash Flows

For the nine months ended September 30, 2023, cash increased by $52,225,920. During the same period, the Fund used $67,736,145 in operating activities, primarily as a result of net purchases of investments. During the nine months ended September 30, 2023, the Fund generated $119,962,065 from financing activities, primarily from issuance of common stock and issuance of new CLO Notes.

For the nine months ended September 30, 2022, cash decreased by $19,048,936. During the same period, the Fund used $178,383,717 in operating activities, primarily as a result of net purchases of investments. During the nine months ended September 30, 2022, the Fund generated $159,334,781 from financing activities, primarily from issuance of common stock, net borrowings on the Revolving Credit Facilities and refinance of the CLO Notes.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the nine months ended September 30, 2023 and September 30, 2022, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, and December 31, 2022, the Fund had $101,011,905 and $48,785,985 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of September 30, 2023, taken together with the Fund’s uncalled Capital Commitments of $90,663,743 and $16,000,000 undrawn amount on the 2021 HSBC Credit Facility and $131,600,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of September 30, 2023, the Fund has unfunded commitments to fund future investments in the amount of $176,035,358, and contractual obligations in the form of Revolving Credit Facilities of $283,400,000 and Notes of $542,309,941.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of September 30, 2023, the Fund received Capital Commitments of $629,019,653. Inception to September 30, 2023, the Fund received Capital Contributions to the Fund of $538,355,910. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

On February 24, 2023, the Fund commenced the Q1 2023 Tender Offer for up to 1,215,454 Shares. The Purchase Price for the Q1 2023 Tender Offer was $9.30 per Share and the Q1 2023 Tender Offer expired on March 31, 2023. On May 26, 2023, the Fund commenced the Q2 2023 Tender Offer for up to 1,255,610 Shares. The Purchase Price for the Q2 2023 Tender Offer was $9.16 per Share and the Q2 2023 Tender Offer expired on June 30, 2023. On August 25, 2023, the Fund commenced the Q3 2023 Tender Offer for up to 1,299,377 Shares. The Purchase Price for the Q2 2023 Tender Offer was $9.29 per Share and the Q3 2023 Tender Offer expired on September 30,2023.

On February 25, 2022, the Fund commenced the Q1 2022 Tender Offer for up to 795,164 Shares. The Purchase Price for the Q1 2022 Tender Offer was $9.70 per Share and the Q1 2022 Tender Offer expired on March 31, 2022. On May 27, 2022, the Fund commenced the Q2 2022 Tender Offer for up to 911,141 Shares. The Purchase Price for the Q2 2022 Tender Offer was $9.70 per Share and the Q2 2022 Tender Offer expired on June 30, 2022. On August 26, 2022, the Fund commenced the Q3 2022 Tender Offer for up to 1,047,133 Shares. The Purchase Price for the Q3 2022 Tender Offer was $9.50 per Share and the Q3 2022 Tender Offer expired on September 30, 2022.

Stockholders who tendered Shares in the Q1 2023 Tender Offer, Q2 2023 Tender Offer, Q3 2023 Tender Offer, Q1 2022 Tender Offer, Q2 2022 Tender Offer, and Q3 2022 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three and nine months ended September 30, 2023 and September 30, 2022.

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Capital Commitments	$24,823,409	$24,237,563	$74,400,283	$109,282,965
Capital Commitments rescinded due to participation in General Tender Program	$7,773,910	$7,635,000	$18,152,856	$23,315,265
Dividend reinvestments	$6,644,449	$4,589,372	$14,938,142	$13,191,804
Shares issued to investors under DRIP	715,418	482,995	1,616,252	1,370,136
Value of capital drawdown notices	$14,548,616	$18,306,259	$40,341,067	$105,253,487
Shares issued to investors under capital drawdown notices	1,566,471	1,926,590	4,343,225	10,781,231
Value of Shares purchased in General Tender Program	$8,409,635	$3,555,388	$18,473,529	$13,627,523
Shares purchased in General Tender Offer	905,478	374,177	1,994,360	1,412,779

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2023	March 29, 2023	April 25, 2023	$0.10	$5,139,617
June 28, 2023	June 28, 2023	July 24, 2023	0.20	10,402,344
September 28, 2023	September 27, 2023	October 23, 2023	0.24	12,501,274

Total distributions declared			$0.54	$28,043,235

The following table summarizes distributions declared during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2022	March 29, 2022	April 28, 2022	$0.25	$9,709,845
June 28, 2022	June 28, 2022	July 27, 2022	0.15	6,590,492
September 28, 2022	September 28, 2022	October 24, 2022	0.20	8,539,011

Total distributions declared			0.60	$24,839,348

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the nine months ended September 30, 2023, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the nine months ended September 30, 2023, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Revolving Credit Facilities

2021 HSBC Credit Facility

On July 8, 2021, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of September 30, 2023, the Fund had $15,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2022, the Fund had $0 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of September 30, 2023, the Fund had $200,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2022, the Fund had $180,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On April 21, 2023, ABPCIC Funding IV entered into the Natixis Credit Facility. As of September 30, 2023, the Fund had $68,400,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

2021 Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into the 2021 Natixis Credit Facility. As of September 30, 2023, the Fund had $0 outstanding on the Natixis Credit Facility. As of December 31, 2022, the Fund had $268,000,000 outstanding on the 2021 Natixis Credit Facility. The 2021 Natixis Credit Facility was terminated in connection with the ABPCIC Funding III Merger.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $0 and $5,917,275 as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, and December 31, 2022, the Fund had total senior securities of $830,150,000 and $700,313,290, respectively, consisting of borrowings under the Revolving Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 161% and 165%, respectively.

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

The Fund is subject to financial market risks, including changes in interest rates. To the extent that the Fund borrows money to make investments, the Fund’s net investment income is dependent upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invests these funds. In periods of rising interest rates, the Fund’s cost of funds would increase, which may reduce the Fund’s net investment income. Because the Fund expects that most of its investments will bear interest at floating rates, the Fund anticipates that an increase in interest rates would have a corresponding increase in the Fund’s interest income that would likely eventually offset any increase in the Fund’s cost of funds and, thus, net investment income would not be reduced significantly. The timing of interest rate resets on the Fund’s investments and the Fund’s debt may differ leading to a temporary increase or decrease in net investment income. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on the Fund’s net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic and rising inflation, which has resulted in an increase in the level of volatility across such markets and a general decline in the value of the securities held by the Fund.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2023, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(3,106,918)	$(1,962,875)	$(1,144,043)
Up 100 basis points	12,427,673	5,610,331	6,817,342
Up 200 basis points	24,855,345	15,703,000	9,152,345
Up 300 basis points	37,283,018	23,554,500	13,728,518

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the nine months ended September 30, 2023, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022, except for the following.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of September 30, 2023 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2023.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of September 30, 2023(1)	(40.8)%	(27.1)%	(13.5)%	0.2%	13.8%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(45.6)%	(30.6)%	(15.6)%	(0.6)%	14.4%

(1)	Assumes $1,374 million in total portfolio assets, $871 million in debt outstanding, $503 million in net assets, and an average cost of funds of 7.79%. Actual interest payments may be different.
(2)	Assumes $1,374 million in total portfolio assets, $916 million in debt outstanding, $458 million in net assets, and an average cost of funds of 7.79%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Fund on its current reports on Form
8-K,
the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Insider Trading Arrangements and
Policies
.
During the fiscal quarter ended September 30, 2023, none of the Fund’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 14, 2023	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)