Form 10-K
period 2023-12-31
AB Private Credit Investors Corp
filed 2024-03-29
CIK 1634452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
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
Registrant’s Telephone Number, Including Area Code: (512) 721-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
—	—	—
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023 there was no established public market for the registrant’s common stock.
The registrant had 54,362,463.439 shares
 of common stock, $0.01 par value per share, outstanding as of March 2
0
, 2024.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

The Fund may accept additional Capital Commitments quarterly (“Subsequent Closings”) from new investors as well as existing investors that wish to increase their commitment and shareholding in the Fund. These Subsequent Closings are expected to occur on a fiscal-quarter end based on investor interest as well as the state of the market and the Fund’s capacity to invest the additional capital within a reasonable period. Each Capital Commitment is for the life of the Fund or for a shorter period based on the investor’s liquidation election, subject to the Fund’s receipt of exemptive relief that would permit stockholders to liquidate their investments pursuant to transactions that are currently prohibited by the 1940 Act and would require an SEC order in order to be established.

Financing

The Fund entered into a credit agreement (the “HSBC Credit Agreement”) to establish a revolving credit facility (the “HSBC Credit Facility”) with HSBC Bank USA, National Association (“HSBC”) as administrative agent (in such capacity, the “HSBC Administrative Agent”) and any other lender that becomes a party to the HSBC Credit Facility in accordance with the terms of the HSBC Credit Facility, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into that certain Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by the Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors G.P. L.P., an affiliate of the Fund, as initial general partner, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility was $40 million as of December 31, 2023. Borrowings under the 2021

HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement), plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. As part of the 2021 HSBC Credit Facility and any other future credit facility the Fund enters into, the Fund’s right to make capital calls (“Capital Calls”) of stockholders may be pledged as collateral to a lender, which will be able to call for Capital Contributions upon the occurrence of an event of default under such related credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their Remaining Capital Commitments, without regard to the underlying value of their investment. See “Risk Factors — The right to make Capital Calls of stockholders may be pledged as collateral under the Revolving Credit Facilities or any other future borrowing facility.”

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd (the “VI Issuer”) and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the “VI Co-Issuer,” and together with the VI Issuer, the “VI Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO VI Transaction”). The stated reinvestment date was August 9, 2022. The CLO VI Transaction was executed through a private placement. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Securitization.”

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

On October 15, 2020, ABPCIC Funding II LLC, a wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) pursuant to a loan and financing agreement (as amended, the “Synovus Credit Agreement”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). The Synovus Credit Facility provides for borrowings in an aggregate amount up to $200 million. Borrowings under the Synovus Credit Facility bear interest based on Term SOFR (as defined in the Synovus Credit Agreement) plus the Term SOFR Adjustment (as defined in the Synovus Credit Agreement). Borrowings under the Synovus Credit Facility are secured by all of the assets held by ABPCIC Funding II.

On April 21, 2023, ABPCIC Funding IV LLC, a wholly-owned subsidiary of the Fund (“ABPCIC Funding IV”), entered into a warehouse financing transaction (the “Natixis Credit Facility,” and together with the HSBC Credit Facility, the 2021 HSBC Credit Facility, and the Synovus Credit Facility, the “Revolving Credit Facilities”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator. The Natixis Credit Facility provides for borrowings in an aggregate amount up to $200 million. Borrowings under the Natixis Credit Facility will bear interest based on an adjusted term SOFR for the relevant interest period or a replacement thereto in each case, plus an applicable spread.

On May 3, 2023, ABPCI Direct Lending Fund CLO XIII LTD (the “XIII Issuer”), a private company limited by shares incorporated under the laws of Jersey and a wholly-owned subsidiary of the Fund, and ABPCI Direct Lending Fund CLO XIII LLC, a limited liability company organized under the laws of the State of Delaware (the “XIII Co-Issuer,” and together with the XIII Issuer, the “XIII Co-Issuers”), ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd (the “First Static Subsidiary”) and ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd (the “Second Static Subsidiary” and together with the First Static Subsidiary, the “Static Subsidiaries”, and together with the XIII Co-Issuers, the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date was April 27, 2027. The CLO XIII Transaction was executed through a private placement. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Securitization.”

General

The Fund is structured as an externally managed, non-diversified closed-end management investment company. The Fund expects to operate as a “private” BDC and to conduct a private offering to investors in reliance on exemptions from the registration requirements of the Securities Act while the Fund invests the proceeds of the Private Offering.

The Fund is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For so long as the Fund remains an emerging growth company under the JOBS Act, the Fund will be subject to reduced public company reporting requirements. The Fund expects to remain an emerging growth company until the earliest of:

•	the last day of the Fund’s fiscal year in which the fifth anniversary occurs of the date of the first sale of common equity securities pursuant to an effective registration statement;

•	the end of the fiscal year in which the Fund’s total annual gross revenues first equal or exceed $1.235 billion;

•	the date on which the Fund has, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•

the last day of a fiscal year in which the Fund (1) has an aggregate worldwide market value of shares of its common stock held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of the Fund’s most recently completed second fiscal quarter and (2) has been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Fund is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (as defined below), which would require that the Fund’s independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as the Fund ceases to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in the Fund’s internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Fund intends to take advantage of the extended transition period.

The Fund’s investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-originated, privately-negotiated, secured, middle market loans. The Fund will invest at least 80% of its assets in debt instruments. The Fund intends to invest in middle-market businesses based in the United States, which the Fund generally defines as having enterprise values between

$75 million and $500 million. However, from time to time, the Fund may invest in larger or smaller companies. The Fund expects that the primary use of proceeds by the companies in which it invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital. As of December 31, 2023, the Fund’s investment portfolio totaled $1,311,120,584, at fair value, and consisted primarily of senior debt.

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

The Board of Directors

The Fund’s business and affairs are managed under the direction of the board of directors (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of the Fund’s Class I directors will expire at the 2026 annual meeting of stockholders; the terms of the Fund’s Class II directors will expire at the 2024 annual meeting of stockholders, and if reelected by the Fund’s stockholders, the Fund’s Class II directors will serve a new term to expire at the 2027 annual meeting of stockholders; and the term of the Fund’s Class III director will expire at the 2025 annual meeting of stockholders. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.” The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

About the Fund’s Investment Adviser

The Fund’s investment activities are managed by its external investment adviser, AB Private Credit Investors LLC. The Fund benefits from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $725 billion in assets under management as of December 31, 2023, and a global client base that includes institutions, private clients and retail investors. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

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

As of December 31, 2023, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects the Expense Payments which are no longer subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	259,263	—	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.170%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%
March 31, 2022	—	—	—	9.483%	March 31, 2025	1.0%
June 30, 2022	—	—	—	5.815%	June 30, 2025	1.0%
September 30, 2022	—	—	—	7.590%	September 30, 2025	1.0%
December 31, 2022	—	—	—	10.135%	December 31, 2025	1.0%
March 31, 2023	—	—	—	4.237%	March 31, 2026	1.0%
June 30, 2023	—	—	—	7.940%	June 30, 2026	1.0%
September 30, 2023	—	—	—	9.251%	September 30, 2026	1.0%
December 31, 2023	—	—	—	8.892%	December 31, 2026	1.0%

Total	$4,874,139	$4,199,150	$674,989

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

If the Fund invests in the stock of a foreign corporation that is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC,” the Fund would be subject to a penalty tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which the Fund held the PFIC stock, plus an interest charge. A PFIC is any foreign corporation if (i) 75% or more of the gross income of such corporation for the taxable year is passive income, or (ii) at least 50% of the average percentage of assets held by such corporation during the taxable year produce passive income or are held for the production of passive income. Under certain circumstances, the Fund may be eligible to make a special election to ameliorate the effects of the penalty tax by electing to treat the PFIC as a qualifying electing fund, or “QEF,” or by electing to mark to market the PFIC stock. If the Fund makes a QEF election, the Fund would not be subject to the penalty tax, but any increases in the earnings and profits of the PFIC would be includable in the Fund’s taxable income even if the PFIC makes no distributions. If the Fund makes the mark-to-market election, the Fund will recognize ordinary income or loss each year on a mark-to-market basis based on changes in the value of the PFIC stock. If the Fund does invest in a PFIC, no assurances can be given that the Fund will be eligible to or will make a QEF election or a mark-to-market election with respect to such PFIC.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that its asset coverage equals (1) its actual asset coverage as of December 31, 2023 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2023.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of December 31, 2023(1)	(41.8)%	(28.0)%	(14.1)%	(0.3)%	13.6%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(45.9)%	(30.9)%	(15.9)%	(0.9)%	14.1%

(1)	Assumes $1,394.8 million in total portfolio assets, $890.6 million in debt outstanding, $504.2 million in net assets, and an average cost of funds of 7.97%. Actual interest payments may be different.
(2)	Assumes $1,394.8 million in total portfolio assets, $929.8 million in debt outstanding, $464.9 million in net assets, and an average cost of funds of 7.97%. Actual interest payments may be different.

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

The Fund may in the future choose to pay dividends in its own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on the Fund and its portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry and the financial markets (including derivative markets) or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on the Fund or its portfolio companies, restrict or further regulate certain of the Fund’s activities, including derivative trading and hedging activities, intensify the regulatory supervision of the Fund or its portfolio companies or otherwise adversely affect the Fund’s business or the business of its portfolio companies.

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

The Fund may invest in derivatives or other assets that expose it to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

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

In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to the Fund’s business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In 2020, the spread of COVID-19 initially resulted in the temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories and subsequent containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the global economy, including worldwide supply chain disruptions. The go-forward impact of COVID-19 on the financial performance of the Fund’s current and future investments will depend on future developments, including the ongoing duration and containment of the virus, continued vaccinations, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. Adverse impacts on the Fund’s investments may have a material adverse impact on the Fund’s future net investment income, the fair value of the Fund’s portfolio investments, the Fund’s financial condition and results of operations and the financial condition of the Fund’s portfolio companies. The Fund will continue to monitor the situation surrounding the COVID-19 pandemic. Any prolonged disruptions may lead to a negative impact on the operating results of the Fund’s affected portfolio companies. Ultimately, these potential impacts could adversely affect the Fund’s financial condition.

In addition, various social and political circumstances in the United States and around the world may also contribute to increased market volatility and economic uncertainties. Such events, including ongoing trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the current conflict between Russia and Ukraine, and the ongoing conflict in the Middle East could adversely affect the Fund’s business, financial condition or results of operations. In particular, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflict has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or create business risks associated with our operations.

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

The discontinuation and replacement of the London Interbank Offered Rate (“LIBOR”) may adversely affect the value of debt securities in the Fund’s portfolio or the cost of its borrowings.

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differs from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which included the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

In addition, the U.K Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex, and it could cause a disruption in the credit markets generally and could have adverse impacts on the Fund’s business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case could result in a reduction in the value of certain of the Fund’s investments.

The Fund and its portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

The Fund’s cash is held in accounts at U.S. banking institutions. Cash held by the Fund and by its portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Fund or its portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds of other similar risks, have in the past and may in the future lead to market-wide liquidity problems which could adversely affect the Fund and its portfolio companies’ business, financial condition, results of operations, or prospects.

Although the Fund assesses its portfolio companies’ banking relationships as necessary or appropriate, the Fund and its portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize the Fund’s or its portfolio companies’ respective current and projected future business operations could be significantly impaired by factors that affect the Fund or its portfolio companies, the financial institutions with which the Fund or its portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry of financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Fund or its portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could results in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Fund or its portfolio companies to acquire financing on acceptable terms or at all.

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

Not applicable.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of the Adviser, AB and other third-party service providers. The Adviser manages our day-to-day operations and has implemented AB’s Information Security Program (“ISP”) that applies to the Fund and its operations.

We rely on the digital technology of AB and the Adviser to conduct our business operations and engage with our clients and business partners. The technology that AB, the Adviser, clients, and business partners rely upon becomes more complex over time as do threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct. Information Security is an ongoing process of exercising due care that is designed to protect corporate, client and employee information and systems from unauthorized access, destruction, disclosure, disruption and modification of use.

Through a combination of security, risk and compliance resources, AB implements information security through a dedicated ISP that is intended to identify, assess and manage material risks from cybersecurity threats applicable to the Fund, and which includes a focus on safeguarding information and assets from cyber threats, engaging in cyber threat monitoring and responding to actual or potential cyber incidents. Our ISP is led by AB’s Chief Information Security Officer (“CISO”) who actively partners with AB’s Chief Compliance Officer and Chief Risk Officer and, in turn, the Fund’s Adviser, Board and Chief Compliance Officer. Ultimately, we rely on AB’s full enterprise risk framework, which includes the ISP, information technology, business continuity, resiliency and cybersecurity risk, in combination with a broader risk management team, including AB’s Chief Security Officer.

AB’s CISO, with assistance from internal and external resources, is responsible for implementing and providing oversight of the ISP that applies to the Fund. The ISP employs a defense-in-depth strategy: an information assurance concept in which multiple layers of security controls are distributed throughout an operating environment. The concept manages risk with diverse defensive strategies, so that if one layer of defense fails, another layer of defense will attempt to compensate. The ISP features cybersecurity policies, standards and guidelines, committee governance, training, access controls and data controls.

The ISP, together with related risk and compliance resources, is designed to proactively manage the risk of threat from cybersecurity incidents through (i) implementing protocols to take cybersecurity considerations into account in adopting and onboarding our technology resources, (ii) monitoring IT controls to better ensure compliance with cybersecurity and other related legal and regulatory requirements, (iii) assessing adherence by critical and material third parties we partner with to ensure that the appropriate risk management standards are met, (iv) ensuring essential business functions remain available during a business disruption, and (v) regularly developing and updating response plans to address potential IT or cyber incidents should they occur. AB’s security, risk and compliance resources are designed to prioritize IT and cybersecurity risk areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance standards. We also rely on AB’s ISP to maintain an operation security function that has a real time response capability that triages potential incidents and triggers impact mitigation protocols.

Additionally, we rely on AB and the Adviser to utilize third parties to conduct periodic cybersecurity assessments, including assessments impacting the Fund, and AB’s internal audit function includes certain cyber risk audits as part of any overall risk audit. We rely on AB to review the recommendations and findings from those assessments and audits and implement corrective and other measures as appropriate and as may be relevant to the Fund. AB’s cybersecurity processes rely predominantly on internal resources, but also include important third party resources for certain matters, including the aforementioned assessments as well as our continuous cybersecurity threat monitoring and initial incident reporting system.

As part of the ISP that is applicable to the Fund, AB also performs cyber risk assessments on the Fund’s critical and material third party vendors during onboarding and periodically thereafter.

During the reporting period, we have not had a cybersecurity incident that has materially affected, or was reasonably likely to materially affect, the Fund, including our business strategy, results of operations or financial condition. There are risks from cybersecurity threats that if they were to occur could materially affect our business strategy, results of operations or financial condition, including as discussed in “Item 1A Risk factors – The failure in cyber security systems, as well as the occurrence of events unanticipated in the Fund’s disaster recovery systems and management continuity planning could impair its ability to conduct business effectively,” although we do not currently believe that such a result is reasonably likely.

Cyber Risk Governance

The Board provides strategic oversight over the Fund generally and has delegated oversight on cybersecurity matters to the Fund’s Audit Committee, including oversight of risks associated with cybersecurity threats. AB’s CISO, the Adviser’s Chief Compliance Officer and the Fund’s Chief Compliance Officer periodically report to the Audit Committee, which in turn reports to the Board on the status of AB’s ISP, cybersecurity risks, risk management policies and risk assessment initiatives. Such reports particularly emphasize any material risks concerning the Fund.

The Chief Compliance Officer of the Fund oversees the Fund’s risk management function generally and relies on the Adviser’s Chief Compliance Officer to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s Chief Compliance Officer has 12 years of experience in the financial services industry, and during such time has acquired relevant experience overseeing and actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Fund’s Chief Compliance Officer has been responsible for the general oversight function as Chief Compliance Officer to the Fund for 3 years and has worked in the financial services industry for 18 years, during which the Fund’s Chief Compliance Officer has gained expertise in assessing and managing risk applicable to the Fund.

Management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from service providers and reliance on communications with ISP personnel of the Adviser and AB.

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

At December 31, 2023, the Fund had received Capital Commitments totaling $648,591,916.

Holders

As of March 29, 2024, there were holders of record of the Shares.

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

Issuer Purchases of Equity Securities

On November 24, 2023, the Fund commenced a tender offer (the “November 2023 Tender Offer”) pursuant to which the Fund offered to repurchase up to 1,320,791.88 Shares tendered prior to December 29, 2023 (the “December 2023 Tender Offer Expiration Date”). 531,602.422 Shares were validly tendered by stockholders and not properly withdrawn prior to the December 2023 Tender Offer Expiration Date. The Fund accepted for purchase 100% of the Shares that were validly tendered and not properly withdrawn prior to the December 2023 Tender Offer Expiration Date, at a purchase price per Share equal to $9.2743, the Fund’s NAV per Share as of December 31, 2023.

The following table sets forth information regarding repurchases of Shares during the three months ended December 31, 2023:

Offer Date	November 24, 2023
Expiration Date	December 29, 2023
Purchase Price per Share	$9.2743
Shares Repurchased	531,602

Aggregate Dollar Amount of Shares Accepted for Repurchase	$4,930,300

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	As of December 31, 2023		As of December 31, 2022
Investments in Portfolio Companies	$(248,771,664	)(1)	$(353,127,041	)(2)
Draw Downs Against Revolvers and Delayed Draw Term Loans	(86,159,081)		(98,688,209)
Principal Repayments	157,086,574	(3)	186,969,467	(4)
Sales	1,981,459		19,598,768

Net Repayments (Investments)	$(175,862,712)		$(245,247,015)

(1)	Includes investments in 58 portfolio companies.

(2)	Includes investments in 60 portfolio companies.
(3)	Includes $20,328,038 in revolver and delayed draw term paydowns.
(4)	Includes $16,021,303 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2023:

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,294,646,129	92.33%	$1,270,762,647	91.83%	10.51%
Second Lien Junior Secured Debt	9,578,621	0.68	9,205,885	0.67	13.89%
Preferred Stock	6,994,461	0.50	8,777,660	0.63	—
Common Stock	9,415,044	0.67	10,069,389	0.73	—
Investment companies	8,521,131	0.61	11,014,144	0.80	—
Warrants	385,464	0.03	1,290,859	0.09	—
Cash and cash equivalents	72,671,928	5.18	72,671,928	5.25

Total	$1,402,212,778	100%	$1,383,792,512	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,115,667,642	93.36%	$1,088,190,382	92.90%	10.44%
Second Lien Junior Secured Debt	10,776,359	0.90	10,640,036	0.91	12.76%
Preferred Stock	8,168,876	0.69	9,218,222	0.79	—
Common Stock	7,179,288	0.60	7,870,756	0.67	—
Investment Companies	4,095,163	0.34	5,603,604	0.48	—
Warrants	343,936	0.03	994,095	0.08	—
Cash and cash equivalents	48,785,985	4.08	48,785,985	4.17	—

Total	$1,195,017,249	100%	$1,171,303,080	100%

(1)	Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023	As of December 31, 2022
Number of portfolio companies	192	179
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2023:

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,284,803,925	98.51%	$1,276,491,133	99.73%
Non-accrual	19,420,825	1.49	3,477,399	0.27

Total	$1,304,224,750	100%	$1,279,968,532	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2022:

	As of December 31, 2022
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,115,420,688	99.02%	$1,095,916,015	99.73%
Non-accrual	11,023,313	0.98	2,914,403	0.27

Total	$1,126,444,001	100%	$1,098,830,418	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of December 31, 2023, the Fund had twelve investments, with three issuers, that were on non-accrual status. As of December 31, 2022, the Fund had seven investments, with three issuers, that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of December 31, 2023 and December 31, 2022 (with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$90,152,210	6.79%	$89,819,830	6.85%
Consumer Discretionary	321,309	0.02	252,213	0.02
Consumer Non-Cyclical	54,231,874	4.08	53,735,223	4.10
Digital Infrastructure & Services	230,592,770	17.34	227,041,215	17.32
Energy	8,628,316	0.65	8,712,750	0.66
Financial Services	45,394,191	3.41	45,326,948	3.46
Healthcare & HCIT	224,194,330	16.86	205,523,347	15.68
Investment Companies	7,814,562	0.59	10,130,654	0.77
Software & Tech Services	667,493,569	50.21	669,555,069	51.06
Transport & Logistics	717,719	0.05	1,023,335	0.08

	$1,329,540,850	100%	$1,311,120,584	100%

	As of December 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$84,074,984	7.33%	$83,153,924	7.41%
Consumer Discretionary	9,111,762	0.79	9,163,275	0.82
Consumer Non-Cyclical	52,130,891	4.55	49,936,678	4.45
Digital Infrastructure & Services	189,702,392	16.55	186,488,258	16.61
Energy	3,640,277	0.32	3,857,859	0.34
Financial Services	44,747,532	3.90	43,871,366	3.91
Healthcare & HCIT	231,062,290	20.16	217,504,759	19.38
Investment Companies	4,095,163	0.36	5,603,604	0.50
Software & Tech Services	523,456,373	45.67	521,545,397	46.46
Transport & Logistics	4,209,600	0.37	1,391,975	0.12

	$1,146,231,264	100%	$1,122,517,095	100%

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

Results of Operations

The following is a summary of the Fund’s operating results for the years ended December 31, 2023 and December 31, 2022. For information regarding results of operations for the year ended December 31, 2021, see the Fund’s Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Total investment income	$149,032,181	$93,359,262
Total expenses	101,108,669	57,993,702

Reimbursement payments to Adviser	—	259,263
Waived Collateral Management Fees	—	(588,476)
Waived Management Fee	—	(283,566)

Net investment income before taxes	47,923,512	35,978,339
Income tax expense, including excise tax	523,389	1,181,087

Net investment income after tax	47,400,123	34,797,252
Net realized and change in unrealized appreciation (depreciation) on investments	1,900,921	(24,240,549)

Net increase (decrease) in net assets resulting from operations	49,301,044	10,556,703
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	4,345	5,033

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$49,296,699	$10,551,670

Investment Income

During the year ended December 31, 2023, the Fund’s investment income was comprised of $143,183,230 of interest income, which includes $6,075,530 from the net amortization of premium and accretion of discounts, $4,764,325 of payment-in-kind interest, and $1,084,626 of dividend income. The increase in interest income during 2023 resulted from the increase in the Fund’s investment portfolio.

During the year ended December 31, 2022, the Fund’s investment income was comprised of $90,830,196 of interest income, which includes $6,651,646 from the net amortization of premium and accretion of discounts, $2,277,990 of payment-in-kind interest, and $251,076 of dividend income.

Operating Expenses

The composition of the Fund’s operating expenses for the years ended December 31, 2023 and December 31, 2022 were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Interest and borrowing expenses	$66,672,590	$32,923,711
Management fees	16,898,965	14,216,401
Income-based incentive fee	11,850,031	6,693,257
Professional fees	2,242,058	1,747,189
Administration and custodian fees	1,231,987	935,080
Insurance expenses	327,680	630,994
Collateral management fees	—	588,476
Directors’ fees	279,500	200,000
Transfer agent fees	143,797	122,244
Capital gain incentive fees	—	(1,283,044)
Other expenses	1,462,061	1,219,394

Total expenses	101,108,669	57,993,702
Reimbursement payments to Adviser	—	259,263
Waived collateral management fees	—	(588,476)
Waived management fees	—	(283,566)
Income tax expense, including excise tax	523,389	1,181,087

Net expenses	$101,632,058	$58,562,010

Total operating expenses for the year ended December 31, 2023, increased by approximately $43.1 million compared to the year ended December 31, 2022. The increase in 2023 is attributable primarily to interest and borrowing expenses, higher base management fees and income-based incentive fees.

Interest and borrowing expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the years ended December 31, 2023 and December 31, 2022, were $66,672,590 and $32,923,711, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 7.83% and 4.32% for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in interest and borrowing expenses was primarily driven by the increase in debt borrowings and rising interest rates, during the period.

Management Fee

The gross management fee expenses for the years ended December 31, 2023 and December 31, 2022 were $16,898,965 and $14,216,401, respectively. The increase in the management fee for the year ended December 31, 2023 was a result of the increase in average gross assets during this period, which is the basis used to calculate management fees. For the years ended December 31, 2023 and December 31, 2022, the Adviser waived management fees of $0 and $283,566, respectively.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2023, the Fund had principal repayments and sales which resulted in $3,392,982 of net realized loss primarily driven by an exit in one of our portfolio companies.

During the year ended December 31, 2022, the Fund had principal repayments and sales which resulted in $6,174,089 of net realized gain primarily driven by an exit in one of our portfolio companies.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2023, the Fund had $5,293,903 in net change in unrealized appreciation on $1,329,540,850 of investments in 192 portfolio companies. Net change in unrealized appreciation for the year ended December 31, 2023, resulted from an increase in the investment portfolio, improved market conditions, and improved fundamental performance of the portfolio companies.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2023 and December 31, 2022, the net increase in net assets resulting from operations was $49,296,699 and $10,551,670, respectively. Based on the weighted average shares outstanding for the years ended December 31, 2023 and December 31, 2022, the Fund’s per share net increase (decrease) in net assets resulting from operations was $0.94 and $0.25, respectively.

Cash Flows

For the year ended December 31, 2023, cash increased by $23,885,943. During the same period, the Fund used $124,720,941 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2023, the Fund generated $148,606,884 from financing activities, primarily from borrowings on Notes, and issuance of Shares.

For the year ended December 31, 2022, cash decreased by $5,703,058. During the same period, the Fund used $227,034,307 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2022, the Fund generated $221,331,249 from financing activities, primarily from borrowings on the Revolving Credit Facilities and Notes, and issuance of Shares.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the year ended December 31, 2023 and December 31, 2022, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2023, and December 31, 2022, the Fund had $72,671,928 and $48,785,985 in cash and cash equivalents on hand, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of December 31, 2023, taken together with the Fund’s uncalled Capital Commitments of $110,236,006, $32,000,000 undrawn amount on the 2021 HSBC Credit Facility, $2,000,000 undrawn amount on the Synovus Credit Facility and $94,500,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of December 31, 2023, the Fund has unfunded commitments to fund future investments in the amount of $193,857,013, and contractual obligations in the form of Revolving Credit Facilities of $311,500,000, Notes of $542,678,575 and Secured Borrowings of $2,325,617.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of December 31, 2023, the Fund received Capital Commitments of $648,591,916. Inception to December 31, 2023, the Fund received Capital Contributions to the Fund of $538,355,910. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

As part of the General Tender Program, the Fund repurchased, 2,525,963 and 2,105,851 shares for $23,403,769 and $19,931,772 for the years ended December 31, 2023 and December 31, 2022, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution. For the years ended December 31, 2023 and December 31, 2022, the Fund distributed to stockholders $40,306,698 and $43,597,199, respectively.

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

As part of the DRIP, the Fund distributed to stockholders who opted into the DRIP 2,319,546 and 2,452,885 Shares for $21,460,697 and $23,040,598, for the years ended December 31, 2023 and December 31, 2022, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

The following is a summary of the Fund’s equity activity for the years ended December 31, 2023 and December 31, 2022.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Capital Commitments	$97,487,977	$131,725,027
Capital Commitments rescinded due to participation in General Tender Program	$21,668,287	$30,525,265
Dividend reinvestments	$21,460,697	$23,040,598
Shares issued to investors under DRIP	2,319,546	2,452,885
Value of capital drawdown notices	$40,254,162	$140,520,891
Shares issued to investors under capital drawdown notices	4,343,036	14,537,105
Value of Shares purchased in General Tender Program	$23,403,769	$19,931,772
Shares purchased in General Tender Offer	2,525,963	2,105,851

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. On June 9, 2023, Fund entered into an amendment (the “Ninth Amendment”) to the 2021 HSBC Credit Facility. The Ninth Amendment (i) extended the maturity date of the Credit Facility from June 9, 2023 to June 7, 2024 and (ii) reduced the Fund’s sublimit commitment from $33,000,000 to $31,000,000. On November 15, 2023, the Fund entered into an amendment (the “Tenth Amendment”) to the 2021 HSBC Credit Facility. The Tenth Amendment (i) temporarily increased the 2021 HSBC Credit Facility’s maximum commitment from $135,000,000 to $200,000,000 until February 13, 2024 (the “Temporary Increase Maturity Date”) and (ii) temporarily increased the Fund’s facility sublimit from $31,000,000 to $40,000,000 until the Temporary Increase Maturity Date and reduced from $40,000,000 to $30,000,000 until June 7, 2024.

As of December 31, 2023, the Fund had the Fund had $8,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2022, the Fund had not drawn on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of December 31, 2023, the Fund had $198,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2022, the Fund had $180,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On March 24, 2021, ABPCIC Funding III entered into a warehouse financing transaction (the”2021 Natixis Credit Facility) with Natixis, New York Branch, as administrative agent and U.S. Bank as collateral agent, collateral administrator and custodian. The reinvestment period of ABPCIC Funding III expired on March 24, 2023. On May 3, 2023, ABPCIC Funding III merged with ABPCI Direct Lending Fund CLO XIII LTD (the “ABPCIC Funding III Merger”) as part of the closing of the CLO XIII Transaction (as defined below). The 2021 Natixis Credit Facility was terminated in connection with the ABPCIC Funding III Merger.

On April 21, 2023, ABPCIC Funding IV entered into the Natixis Credit Facility with Natixis, New York Branch, as administrative agent (in such capacity, the “Natixis Administrative Agent”) and U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “Natixis Collateral Agent”) and collateral administrator (in such capacity, the “Natixis Collateral Administrator”). In connection with the Natixis Credit Facility, ABPCIC Funding IV entered into, among other agreements, (i) the credit agreement (the “Natixis Credit Agreement”) among ABPCIC Funding IV, the lenders referred to therein, the Natixis Administrative Agent, the Natixis Collateral Agent and the Natixis Collateral Administrator, (ii) the account control agreement (the “Natixis Account Control Agreement:) among ABPCIC Funding IV, as debtor, the Natixis Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the Natixis Securities Intermediary”), (iii) the collateral management (in such capacity, the Natixis Collateral Manager”), (iv) the collateral administration agreement (the Natixis Collateral Administration Agreement”), among ABPCIC Funding IV, the Natixis Collateral Manager and the Natixis Collateral Administrator and (v) the master loan sale and contribution agreement between ABPCIC Funding IV and the Fund.

As of December 31, 2023, the Fund had $105,500,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2022, the Fund had $268,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

The Natixis Credit Agreement provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the Natixis Credit Agreement bear interest based on an adjusted term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the Natixis Credit Agreement, in each case, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 21, 2033 (or such later date mutually agreed to by ABPCIC Funding IV and the Natixis Administrative Agent) or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowing under Natixis Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $2,325,617 and $5,917,275 as of December 31, 2023 and December 31, 2022, respectively.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Debt Securitization

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd (the “VI Issuer”), an exempted company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned subsidiary of the Fund, and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the “VI Co-Issuer,” and together with the VI Issuer, the “VI Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO VI Transaction. The stated reinvestment date was August 9 ,2022.

The CLO VI indenture was refinanced under the terms of the first supplement indenture dated April 28, 2022 among the VI Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes (other than the Subordinated Notes) under the indenture dated August 9, 2019 in the amount of $246,900,000 were paid off, and the unamortized debt discount and debt issuance costs were accelerated into interest and borrowing expenses on the consolidated statements of operations. The VI Issuer issued new notes as listed below, as well as additional Subordinated Notes in the amount of $7,720,000. The VI Issuer issued new notes, collectively, the “CLO VI Notes.”

The CLO VI Notes that remain outstanding as of December 31, 2023 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.305% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at

Term SOFR plus 2.25% per annum; and (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.10% per annum; and (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.15% per annum. The CLO VI Notes are scheduled to mature on April 27, 2034.

The CLO VI Notes that remain outstanding as of December 31, 2022 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.305% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.25% per annum; (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.10% per annum; (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.15% per annum. The CLO VI Notes are scheduled to mature on April 27, 2034.

The CLO VI Notes are the secured obligations of the VI Co-Issuers, and the indenture governing the CLO VI Notes includes customary covenants and events of default. The CLO VI Notes have not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

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

On May 3, 2023, ABPCI Direct Lending Fund CLO XIII LTD (“CLO XIII” or the “XIII Issuer”), a private company limited by shares incorporated under the laws of Jersey and a wholly-owned subsidiary of the Fund, and ABPCI Direct Lending Fund CLO XIII LLC, a limited liability company organized under the laws of the State of Delaware (the “XIII Co-Issuer,” and together with the XIII Issuer, the “XIII Co-Issuers”), ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd (the “First Static Subsidiary”) and ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd (the “Second Static Subsidiary” and together with the First Static Subsidiary, the “Static Subsidiaries”, and together with the XIII Co-Issuers, the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date was April 27, 2027.

The CLO XIII Transaction was executed through a private placement and the notes offered (the “CLO XIII Notes”) that remain outstanding as of December 31, 2023 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 2.60% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 3.65% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.55% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 6.90% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on April 27, 2035.

The CLO XIII Notes are the secured obligations of the XIII Issuer Entities, and the indenture governing the CLO XIII Notes includes customary covenants and events of default. The CLO XIII Notes have not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Adviser serves as collateral manager to the XIII Issuer pursuant to a collateral management agreement between the Adviser and the XIII Issuer. For so long as the Adviser serves as collateral manager to the XIII Issuer, a collateral management fee shall not be charged.

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

As of December 31, 2023, and December 31, 2022, the Fund had total senior securities of $860,575,617 and $700,313,290, respectively, consisting of borrowings under the Revolving Credit Facilities, Secured Borrowings and Notes, and had asset coverage ratios of 159% and 165%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

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

Because the Fund expects that most of its investments will bear interest at floating rates, the Fund anticipates that an increase in interest rates would have a corresponding increase in the Fund’s interest income that would eventually offset any increase in the Fund’s cost of funds and, thus, net investment income would not be reduced significantly. The timing of interest rate resets on the Fund’s investments and the Fund’s debt may differ leading to a temporary increase or decrease in net investment income. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on the Fund’s net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, and rising inflation, which has resulted in an increase in the level of volatility across such markets and a general decline in the value of the securities held by the Fund.

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

In connection with the COVID-19 pandemic and rising inflation, the U.S. Federal Reserve and other central banks have increased interest rates. A prolonged increase in interest rates could results in an increase in the Fund’s non-performing assets and a decrease in the value of its portfolio because the portfolio companies paying interest at such increasing floating rates may be unable to meet higher payment obligations. In periods of rising interest rates, the Fund’s cost of funds would increase, which, if not matched with the rising interest rates of its performing floating-rate assets, could result in a decrease in its net investment income. Incurring additional leverage will magnify the impact of an increase to the Fund’s cost of funds. A decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for the Fund’s capital that the decrease in interest rates may produce.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2023 were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(3,314,683)	$(2,050,625)	$(1,264,058)
Up 100 basis points	$13,258,734	$5,903,004	$7,355,730
Up 200 basis points	$26,517,468	$16,405,000	$10,112,468
Up 300 basis points	$39,776,201	$24,607,500	$15,168,701

The above outcomes are estimates based on models that use assumptions, and such assumptions may not hold true should any of the listed scenarios occur. The table should be read in conjunction with the “Forward-Looking Statements” section to this annual report.

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
Management’s report on internal control over financial reporting
The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Fund’s Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2023.
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
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Board Meetings and Attendance
During 2023, including both regularly scheduled and special meetings, the Board met a total of four times, the Audit Committee met a total of four times and the Nominating and Corporate Governance Committee met a total of two times. During 2023, none of the Fund’s Directors attended fewer than 75% of the meetings of the Board. Additionally, in 2023, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All directors are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each director to make a diligent effort to attend all Board and committee meetings. The Fund does not have a formal policy regarding director attendance at an annual meeting of stockholders. Two of the Fund’s directors attended the 2023 annual meeting of stockholders via video webcast.
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

Name	Age	Class	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	56	Class I	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2026
Matthew Bass	45	Class II	Interested Director	2016	2024
Independent Directors
Terry Sebastian	56	Class I	Director	2016	2026
John G. Jordan	53	Class II	Director	2016	2024
Richard S. Pontin	70	Class III	Director	2016	2025
The address for each of the Fund’s directors is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41
st
Floor, New York, New York 10105.
Executive Officers Who Are Not Directors

Name	Age	Executive Officer Since	Position
Jennifer Friedland	4 9	2021	Chief Compliance Officer
Wesley Raper	4 5	2016	Chief Financial Officer

Biographical Information
Directors
The Fund’s directors have been divided into two groups – interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.
Interested Directors
J. Brent Humphries
, the Fund’s President and the Chairman of the Board, is also the President of the Adviser, which is responsible for all investment decisions for the Fund. Brent Humphries joined AB in 2014 as a founding member and President of the Adviser, where he has primary responsibility for overseeing all aspects of the business, including chairing the investment committee, fundraising, investor relations, investment originations, structuring and underwriting, as well as ongoing portfolio management and compliance. He previously held the same position with Barclays Private Credit Partners LLC. Prior to joining Barclays, Humphries served as group head, generalist financial sponsor coverage for the Goldman Sachs Specialty Lending Group, and later led its structured private equity initiative. Before that, he served as a partner and managing director of the Texas Growth Fund and TGF Management Corp., a middle-market private equity fund and investment advisor, respectively. Humphries previously worked in leveraged finance with NationsBank and J.P. Morgan, and as a financial analyst with Exxon. He holds a B.B.A. in finance with an emphasis in accounting from the University of Oklahoma and an M.B.A. from the Harvard Business School. The Fund believes that Mr. Humphries’ experience in middle market corporate credit is a significant competitive advantage for the Fund.
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
Independent Directors
John G. Jordan
 is an Advisory Board Member of LBJ Family partnership, a position he has held since 2021 and since 2018 a managing member of Viaje 254, LLC and 2FiveFour, LLC. He has also been a member of the Finance Committee of Texas Tribune, Inc. since 2019. He was Chief Financial Officer of Woombikes USA, LLC from 2019 to 2021 and an Advisory Board Member of LBJ Family Wealth Advisors from 2015 through 2021. From 2000 to 2015 he was President and a member of the Board of Directors of BusinesSuites, LP, which he grew into one of the largest regional coworking operators in North America. In 2015 BusinesSuites, LP was renamed Watch Hill Holdings, LP, and from 2015 through 2017, Mr. Jordan served as the entity’s President and a member of its Board of Directors. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010 through 2015, as a member of the Board of Directors of Texas 4000 for Cancer, a non-profit organization, from 2010 through 2014, and as the Treasurer, President, and a member of the Board of Directors of the Global Workspace Association from 2008 through 2013. Prior to 2000, he held positions in finance and business development in financial services and technology firms. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000 through 2006. Mr. Jordan was selected as one of the Fund’s Independent Directors because of his prior board experience and financial expertise.
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
Executive Officers Who Are Not Directors
Jennifer Friedland
, the Fund’s Chief Compliance Officer, joined AB in 2020. Since 2020, Ms. Friedland has served as Vice President and Director of Fund Compliance for sub-advised funds of AB, and formerly served as the Fund’s Deputy Chief Compliance Officer. Beginning in 2023, Ms. Friedland also serves as the Chief Compliance Officer of the AllianceBernstein and Sanford C. Bernstein funds. Prior to joining AB, Ms. Friedland served as the Chief Compliance Officer of an SEC-registered investment adviser. Ms. Friedland received her J.D. from Southwestern Law School. She received her B.S. from the University of North Carolina – Charlotte.
Wesley Raper
, the Fund’s Chief Financial Officer, joined AB in 2014 as founding member and Chief Operating Officer of the Adviser, where he is involved in strategy and planning, operations, financing, accounting, portfolio analyses, cash management and compliance. He previously held the same role at Barclays Private Credit Partners LLC from 2008 to 2014. Mr. Raper was a vice president in the Information Technology Group at Barclays LLC from 2000 to 2008. He holds an MEng from the University of Bristol and an M.S. in Finance from the Zicklin School of Business at Baruch College.
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

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee operates pursuant to a charter approved by the Board. A copy of the Nominating and Corporate Governance Committee’s charter is available to stockholders on the Fund’s website. The members of the Nominating and Corporate Governance Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director. Mr. Jordan serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations and industry best practices. The Fund’s Nominating and Corporate Governance Committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of the Fund’s bylaws. The Fund expects that the 2024 annual meeting of stockholders will be held in August 2024, but the exact date, time and location of such meeting have yet to be determined. A stockholder who intends to present a proposal at that annual meeting, including nomination of a director, must submit the proposal in writing to the Secretary of the Fund, 1345 Avenue of the Americas, 41
st
Floor, New York, New York, 10105, Attention: Neal Kalechofsky, Secretary. Notices of intention to present proposals, including nomination of a director, at the 2024 annual meeting must be received by the Fund not earlier than the 150 th
day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting nor later than 5:00 p.m., Eastern Time, on the 120 th
day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. However, if the date of the 2024 annual meeting is advanced or delayed by more than 30 days from the anniversary of the 2023 annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 150 th
day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120 th
day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. In order for a proposal to be considered for inclusion in the Fund’s proxy statement for the 2024 annual meeting, the Fund must receive the proposal no later than the 120 th
day prior to the first anniversary of the date of the Fund’s proxy statement for the preceding year’s annual meeting. The submission of a proposal does not guarantee its inclusion in the Fund’s proxy statement or presentation at the meeting unless certain securities law requirements are met. The Fund reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements. The Nominating and Corporate Governance Committee will consider and evaluate nominee candidates properly submitted by stockholders on the same basis as it considers and evaluates candidates recommended by other sources.
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
Communications Between Stockholders and the Board
The Board welcomes communications from the Fund’s stockholders. Stockholders may send communications to the Board or to any particular director to the following address: 1345 Avenue of the Americas, 41 st
Floor, New York, New York 10105, Attention: Neal Kalechofsky, Secretary. Stockholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

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
None of the Fund’s executive officers will receive direct compensation from the Fund. The Fund may reimburse the Adviser the allocable portion of the compensation paid by the Administrator (or its affiliates) to the Fund’s Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to the Fund’s business and affairs). See “
Business
 —
 Investment Advisory Agreement
” and “
Certain Relationships and Related Transactions, and Director Independence
.”
Compensation of Directors
No compensation is expected to be paid to the Fund’s directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. For fiscal year 2023, each independent director received an annual retainer of $91,000. In addition, the Chair of the Fund’s Audit Committee received an annual retainer of $6,500. The Fund has obtained directors’ and officers’ liability insurance on behalf of its directors and officers. Independent directors will have the option of having their directors’ fees paid in Shares issued at a price per share equal to the per share net asset value of the Fund’s common stock.
The table below sets forth the compensation received by each director for the fiscal year ended December 31, 2023 from (i) the Fund and (ii) all of the companies in the Fund Complex. “Fund Complex” is defined to include business development companies and registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or business development companies and registered investment companies advised by the Adviser, or that have an investment adviser that is an affiliated person of any other fund in the fund complex. Therefore, the Fund Complex consists of the Fund and AB CarVal Opportunistic Credit Fund. The Fund’s directors do not receive any retirement benefits from the Fund or any other member of the Fund Complex.

Name of Director	Fees Earned or Paid in Cash by the Fund ($)	Total Compensation from the Fund ($)	Total Compensation from the Fund Complex ($)
Interested Director
J. Brent Humphries	$—	$—	$—
Matthew Bass	$—	$—	$—
Independent Directors
John G. Jordan	$91,000	$91,000	$91,000
Richard S. Pontin	$97,500	$97,500	$97,500
Terry Sebastian	$91,000	$91,000	$91,000
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
The following table sets forth, as of March 29, 2024, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to the Fund to beneficially own 5.0% or more of the outstanding Shares, and the executive officers and directors as a group.
The percentage ownership is based on Shares outstanding as of March 29, 2024. As of such date, there were no Shares subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Fund’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Shares beneficially owned. The address for each listed individual is c/o AB Private Credit Investors Corporation, 1345 Avenue of the Americas, 41
st
Floor, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	0%
Matthew Bass	—	0%
Executive Officer
Wesley Raper	—	0%
Independent Directors
John G. Jordan	20,722.784	*
Richard S Pontin	—	0%
Terry Sebastian	21,728.077	*
All Directors and Executive Officers as a Group	42,450.861	*

Owners of 5% or more of the Fund’s common stock AB Private Credit Investors Corporation		0%

*	Represents less than 1%

Item 13.	Certain Relationships and Related Transactions
Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons, Policies and Procedures for Managing Conflicts; Co-investment Opportunities
Certain members of the Adviser’s senior investment team and Investment Committee serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as the Fund does, or of investment vehicles managed by the Adviser or AB with similar investment objectives. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. See “
Risk Factors — Risks Related to The Fund’s Business and Structure — There are significant potential conflicts of interest which could impact the Fund’s investment returns.
” As a result, members of the Adviser’s senior investment team, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among the Fund and other investment vehicles managed by the Adviser with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for the Fund as well as one or more other investment funds, accounts or vehicles managed by the Adviser’s senior investment team, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates and consistent with the Order described below. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of the Fund’s or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to the Fund, the timing of acquisitions and dispositions of investments, the price paid or received by the Fund for investments or the size of the investment purchased or sold by the Fund. The Adviser believes that this allocation system is fair and equitable, and consistent with its fiduciary duty to the Fund. In particular, the Fund has disclosed to investors how allocation determinations are made among any investment vehicles managed by the Adviser.

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
Investment Advisory Agreement
The Fund entered into the Advisory Agreement with the Adviser on November 13, 2019, which was amended and restated on March 24, 2022. For the years ended December 31, 2023 and December 31, 2022, the Fund incurred a management fee of $16,898,965 and $14,216,401, respectively, of which $0 and $283,566 was voluntarily waived by the Adviser, respectively. For the years ended December 31, 2023 and December 31, 2022, the Fund incurred an income-based incentive fee of $11,850,031 and $6,693,257, respectively. For the year ended December 31, 2023, the Fund did not recognize a capital gains incentive fee under GAAP. For the year ended December 31, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $(1,283,044), which was not realized. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities for the Fund, underwriting and conducting diligence on the Fund’s investments and monitoring the Fund’s investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of the Fund’s investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Fund’s portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause the Fund to make more speculative investments that the Fund would otherwise make in the absence of such fee structure.
Mr. Humphries, the Fund’s President and Chairman of the Board, is a member of the Adviser’s Investment Committee, and the Fund’s Chief Financial Officer, Wesley Raper, and other members of the senior management and the Investment Committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Fund does, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Fund’s best interest or in the best interest of its investors. The Fund’s investment objective may overlap with the investment objectives or such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Fund’s strategy, and the Fund may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Fund and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. See “
Risk Factors
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
”
Administration Agreement and Expense Reimbursement Agreement
The Fund has entered into an administration agreement with the Administrator (the “Administration Agreement”) and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator is responsible for providing the Fund with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Expense Reimbursement Agreement, the Fund pays the Adviser an amount equal to its allocable portion (subject to the review of the Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. See “
Business — Administration Agreement”
 and “
Risk Factors
 —
 Risks Related to the Fund’s Business and Structure — There are significant potential conflicts of interest which could impact the Fund’s investment returns.
”

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
As of December 31, 2023, the amount of Expense Payments provided by the Adviser since inception was $4,874,139. The following table reflects the Expense Payments which are no longer subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
September 30, 2017	$1,002,147	$1,002,147	$—	n/a	September 30, 2020	1.5%
December 31, 2017	1,027,398	1,027,398	—	n/a	December 31, 2020	1.5%
March 31, 2018	503,592	503,592	—	n/a	March 31, 2021	1.5%
June 30, 2018	1,086,482	755,992	330,490	4.787%	June 30, 2021	1.0%
September 30, 2018	462,465	462,465	—	4.715%	September 30, 2021	1.0%
December 31, 2018	254,742	—	254,742	6.762%	December 31, 2021	1.0%
March 31, 2019	156,418	156,418	—	5.599%	March 31, 2022	1.0%
June 30, 2019	259,263	259,263	—	6.057%	June 30, 2022	1.0%
September 30, 2019	31,875	31,875	—	5.154%	September 30, 2022	1.0%
December 31, 2019	—	—	—	6.423%	December 31, 2022	1.0%
March 31, 2020	89,757	—	89,757	10.17%	March 31, 2023	1.0%
June 30, 2020	—	—	—	5.662%	June 30, 2023	1.5%
September 30, 2020	—	—	—	6.063%	September 30, 2023	1.5%
December 31, 2020	—	—	—	6.266%	December 31, 2023	1.5%
March 31, 2021	—	—	—	6.241%	March 31, 2024	1.0%
June 30, 2021	—	—	—	6.219%	June 30, 2024	1.0%
September 30, 2021	—	—	—	6.503%	September 30, 2024	1.0%
December 31, 2021	—	—	—	5.706%	December 31, 2024	1.0%
March 31, 2022	—	—	—	9.483%	March 31, 2025	1.0%
June 30, 2022	—	—	—	5.815%	June 30, 2025	1.0%
September 30, 2022	—	—	—	7.590%	September 30, 2025	1.0%
December 31, 2022	—	—	—	10.135%	December 31, 2025	1.0%
March 31, 2023	—	—	—	4.237%	March 31, 2026	1.0%
June 30, 2023	—	—	—	7.940%	June 30, 2026	1.0%
September 30, 2023	—	—	—	9.251%	September 30, 2026	1.0%
December 31, 2023	—	—	—	8.892%	December 31, 2026	1.0%

Total	$4,874,139	$4,199,150	$674,989

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

Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Fund. The Adviser, for its services to the Fund, will be entitled to receive base management and incentive fees. In addition, under the Advisory Agreement and to the extent permitted by applicable law and in the discretion of the Board, the Fund indemnifies the Adviser and certain of its affiliates. See “
Business — Investment Management and Advisory Agreement.
”
For information regarding the independence of the Fund’s directors, see
“Directors, Executive Officers and Corporate Governance.
”

Item 14.	Principal Accountant Fees and Services
Independent Registered Public Accounting Firm
The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Fund’s fiscal years ended December 31, 2023 and December 31, 2022:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees	$413,000	$374,500
Audit Related Fees	1,773,000	1,666,000
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$2,186,000	$2,040,500

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
Tax Fees
. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance and filings.
All Other Fees
. All other fees would include fees for products and services other than the services reported above.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm
The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2023 were pre-approved by the Audit Committee in accordance with its pre-approval policy.
Review and Discussion with Independent Registered Public Accounting Firm
The Audit Committee has reviewed the audited consolidated financial statements and met and held discussions with management regarding the audited consolidated financial statements, and the Audit Committee recommended the inclusion of the consolidated financial statements in this Annual Report on Form 10-K. Management has represented to the Audit Committee that the Fund’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. T
h
e Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board and has discussed with the auditors the auditors’ independence.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules
(a) Documents Filed as Part of this Report
The following consolidated financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on May 5, 2016).
3.3	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 14, 2021).
3.5	Bylaws (incorporated by reference to Exhibit 3.4 to the Fund’s Registration Statement on Form 10 (File No. 000-55640) filed on July 1, 2016).
4.1	Description of Securities of AB Private Credit Investors Corporation.*
10.1	Administration Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.2	Custodian Agreement, dated September 29, 2017, by and between the Fund and the Administrator (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.3	Expense Support and Conditional Reimbursement Agreement, dated September 29, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.4	Transfer Agency Agreement, dated September 26, 2017, by and between the Fund and AllianceBernstein Investor Services Inc. (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 29, 2017).
10.5	Second Amended and Restated Dividend Reinvestment Plan, effective as of November 11, 2021 (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 12, 2021).
10.6	License Agreement, dated August 14, 2017, by and between the Adviser and the Fund (incorporated by reference to Exhibit 10.2 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.7	Expense Reimbursement Agreement, dated August 14, 2017, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.4 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.8	Amended and Restated Investment Advisory Agreement, dated November 13, 2019, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on November 14, 2019).
10.9	Fee Waiver Letter Delivered to AB Private Credit Investors Corporation by AB Private Credit Investors LLC, dated March 24, 2022 (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 25, 2022).
10.10	Second Amended and Restated Investment Advisory Agreement, dated March 24, 2022, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 25, 2022).
10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2017).
10.12	Indenture by and among ABPCI Direct Lending Fund CLO VI Ltd, as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank National Association, as trustee, dated as of August 9, 2019 (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on August 14, 2019).
10.13	First Supplemental Indenture by and among ABPCI Direct Lending Fund CLO VI Ltd. as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank National Association, as trustee, dated as of April 28, 2022 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on May 4, 2022).
10.14	Indenture by and among ABPCI Direct Lending Fund CLO XIII Ltd, as issuer, ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd, as first static subsidiary, ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd, as second static subsidiary, ABPCI Direct Lending Fund CLO XIII LLC, as co-issuer and U.S. Bank Trust Company, National Association, as trustee, dated as of May 3, 2023 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on May 5, 2023).
10.15	Amended and Restated Loan Sale and Contribution Agreement by and among AB Private Credit Investors Corporation, as the Seller, ABPCI Direct Lending Fund CLO XIII Depositor LLC, as the Depositor, and ABPCI Direct Lending Fund CLO XIII Ltd, as the Buyer, dated as of May 3, 2023 (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on May 5, 2023).

10.16	Loan Financing and Servicing Agreement, dated as of October 15, 2020, among ABPCIC Funding II LLC, as borrower, AB Private Credit Investors LLC, as servicer, AB Private Credit Investors Corporation, as equity holder, the lenders from time to time parties hereto, Synovus Bank, Specialty Finance Division, as facility agent and U.S. Bank National Association, as collateral agent, collateral custodian and securities intermediary (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.17	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of September 22, 2022, among ABPCIC Funding II LLC, as borrower, AB Private Credit Investors LLC, as servicer, AB Private Credit Investors Corporation, as equityholder, the lenders from time to time parties thereto, Synovus Bank, Specialty Finance Division, as facility agent and U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as collateral custodian and securities intermediary (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 27, 2022).
10.18	Securities Account Control Agreement, dated as of October 15, 2020, by and among ABPCIC Funding II LLC, as pledgor, U.S. Bank National Association, as secured party, and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.19	Amended and Restated Sale and Contribution Agreement, between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding II LLC, as purchaser, dated as of October 15, 2020 (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 21, 2020).
10.20	Credit Agreement, dated as of April 21, 2023, among ABPCIC Funding IV LLC, as borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).
10.21	Account Control Agreement, dated as of April 21, 2023, among ABPCIC Funding IV LLC, as debtor, U.S. Bank Trust Company, National Association, as collateral agent and the secured party and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).
10.22	Collateral Management Agreement, dated as of April 21, 2023, by and between ABPCIC Funding IV LLC, as borrower, and AB Private Credit Investors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).
10.23	Collateral Administration Agreement, dated as of April 21, 2023, among ABPCIC Funding IV LLC, AB Private Credit Investors LLC, as collateral manager, and U.S. Bank Trust Company, National Association, as collateral administrator (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).
10.24

Agreement, dated as of April 21, 2023, by and between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding IV LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on April 24, 2023).

10.25	Revolving Credit Agreement, dated June 14, 2019, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., as initial borrower, AB-Abbott Private Equity Investors G.P. L.P. as initial general partner, the banks and financial institutions from time to time party thereto as lenders and HSBC as the administrative agent for the secured parties (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on July 14, 2021).
10.26	Sixth Amendment to Revolving Credit Agreement, dated as of June 10, 2022, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation and AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P. and AB-Abbott Private Equity Solutions 2022 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on June 14, 2022).

10.27	Seventh Amendment to Revolving Credit Agreement, dated as of November 10, 2022, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation and AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P. and AB-Abbott Private Equity Solutions 2022 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 16, 2022).
10.28	Eighth Amendment to Revolving Credit Agreement, dated as of March 31, 2023, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation and AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P. and AB-Abbott Private Equity Solutions 2022 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01196) filed on May 15, 2023).
10.29	Ninth Amendment to Revolving Credit Agreement, dated as of June 9, 2023, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P. and AB-Abbott Private Equity Solutions 2023 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on June 13, 2023).
10.30

Tenth Amendment to Revolving Credit Agreement, dated as of November 15, 2023, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P. and AB-Abbott Private Equity Solutions 2023 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 17, 2023).

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

Date: March 29, 2024		AB PRIVATE CREDIT INVESTORS CORPORATION

	By:	/s/ J. Brent Humphries
J. Brent Humphries President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2024	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer and Director

Date: March 29, 2024	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: March 29, 2024	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: March 29, 2024	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 29, 2024	By:	/s/ John G. Jordan
John G. Jordan
Director

Date: March 29, 2024	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of AB Private Credit Investors Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AB Private Credit Investors Corporation and its subsidiaries (the “Fund”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to p erfor
m, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian, agent banks, portfolio company investees, and transfer agents; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 29, 2024
We have served as the Fund’s auditor since 2016.

AB Private Credit Investors Corporation
Consolidated Statements of Assets and Liabilities

	As of December 31, 2023	As of December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,324,506,471 and $1,146,231,264)	$1,307,655,721	$1,122,343,258
Non-controlled affiliated investments (amortized cost of $5,034,379 and $0)	3,464,863	—
Controlled affiliated investments (amortized cost of $0 and $0)	—	173,837

Total investments, at fair value (amortized cost of $1,329,540,850 and $1,146,231,264)	1,311,120,584	1,122,517,095
Cash and cash equivalents	72,671,928	48,785,985
Interest receivable	8,445,019	9,795,021
Receivable for investments sold	47,127	6,428,709
Receivable for fund shares	18,000	2,834,026
Deferred financing costs	2,461,248	1,146,619
Prepaid expenses	—	226,644

Total assets	$1,394,763,906	$1,191,734,099

Liabilities
Notes payable (net of unamortized discount of $390,381 and $414,624, respectively, and debt issuance costs of $3,681,044 and $1,229,809, respectively)	$542,678,575	$245,105,567
Credit facility payable	311,500,000	448,000,000
Interest and borrowing expenses payable	12,779,336	8,311,138
Payable for fund shares repurchased	4,930,240	6,304,249
Distribution payable	5,740,909	8,909,055
Incentive fee payable	3,369,132	2,534,935
Management fees payable	4,479,535	3,778,123
Professional fees payable	496,289	594,355
Administrator and custodian fees payable	832,176	725,470
Payable to Adviser	1,158,276	1,347,210
Accrued tax liability	241,195	1,303,918
Payable for investments purchased	—	1,990,087
Transfer agent fees payable	35,381	34,224
Secured borrowings	2,325,617	5,917,275

Total liabilities	$890,566,661	$734,855,606

Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 54,364,707 and 50,228,088 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	543,647	502,281
Paid-in capital in excess of par value	524,279,891	485,940,938
Distributable earnings (accumulated loss)	(20,678,340)	(29,599,112)

Total net assets of AB Private Credit Investors Corporation	$504,145,198	$456,844,107

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$52,047	$34,386

Total net assets	$504,197,245	$456,878,493

Total liabilities and net assets	$1,394,763,906	$1,191,734,099

Net asset value per share of AB Private Credit Investors Corporation	$9.27	$9.10

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Statements of Operations

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$143,183,230	$90,611,073	$51,023,706
Payment-in-kind interest	4,764,325	2,277,990	1,614,519
Dividend income	1,084,626	251,076	129,884
From controlled affiliated investments:
Interest income, net of amortization/accretion	—	219,123	112,499

Total investment income	149,032,181	93,359,262	52,880,608

Expenses:
Interest and borrowing expenses	66,672,590	32,923,711	13,936,441
Management fees	16,898,965	14,216,401	10,090,280
Income-based incentive fee	11,850,031	6,693,257	3,650,394
Professional fees	2,242,058	1,747,189	2,060,924
Administration and custodian fees	1,231,987	935,080	715,044
Insurance expenses	327,680	630,994	638,402
Collateral management fees	—	588,476	1,844,600
Directors’ fees	279,500	200,000	200,000
Transfer agent fees	143,797	122,244	79,209
Capital gains incentive fee	—	(1,283,044)	1,283,044
Other expenses	1,462,061	1,219,394	942,759

Total expenses	101,108,669	57,993,702	35,441,097
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	—	259,263	1,392,871
Waived collateral management fees	—	(588,476)	(1,844,600)
Expense reimbursement from Adviser	—	—	—
Waived management fees	—	(283,566)	(1,198,763)

Net expenses	101,108,669	57,380,923	33,790,605

Net investment income before taxes	47,923,512	35,978,339	19,090,003

Income tax expense, including excise tax	523,389	1,181,087	278,497

Net investment income after tax	47,400,123	34,797,252	18,811,506

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(3,700,122)	2,272,511	(947,739)
Controlled affiliated investments	307,140	3,901,578	(239)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	5,458,755	(29,951,973)	12,257,397
Non-controlled affiliated investments	8,985	—	—
Controlled affiliated investments	(173,837)	(462,665)	636,502

Net realized and change in unrealized gains (losses) on investment transactions	1,900,921	(24,240,549)	11,945,921

Net increase in net assets resulting from operations	49,301,044	$10,556,703	$30,757,427

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$4,345	$5,033	$833

Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	49,296,699	$10,551,670	$30,756,594

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.91	$0.81	$0.66
Earnings per share (basic and diluted):	$0.94	$0.25	$1.08
Weighted average shares outstanding:	52,318,840	42,791,547	28,442,383
See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	47,401,308	(1,185)	47,400,123
Net realized gain (loss) on investments	—	—	—	(3,392,982)	—	(3,392,982)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	5,288,373	5,530	5,293,903
Capital Transactions:
Issuance of common stock	4,343,036	43,431	40,210,731	—	—	40,254,162
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	13,316	13,316
Issuance of common shares pursuant to distribution reinvestment plan	2,319,546	23,195	21,437,502	—	—	21,460,697
Repurchase of common stock	(2,525,963)	(25,260)	(23,378,509)		—	(23,403,769)
Distributions to stockholders	—	—	—	(40,306,698)	—	(40,306,698)

Total increase (decrease) for the year ended December 31, 2023	4,136,619	41,366	38,269,724	$8,990,001	$17,661	$47,318,752

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	69,229	(69,229)	—	—

Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245

Distributions declared per share	$—	$—	$—	$0.77	$—	$0.77

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	34,798,058	(806)	34,797,252
Net realized gain (loss) on investments	—	—	—	6,174,089	—	6,174,089
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(30,420,477)	5,839	(30,414,638)
Capital transactions:
Issuance of common stock	14,537,105	145,371	140,375,520	—	—	140,520,891
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	12,592	12,592
Issuance of common shares pursuant to distribution reinvestment plan	2,452,885	24,529	23,016,069	—	—	23,040,598
Repurchase of common stock	(2,105,851)	(21,059)	(19,910,713)	—	—	(19,931,772)
Distributions to stockholders	—	—	—	(43,597,199)	—	(43,597,199)

Total increase (decrease) for the year ended December 31, 2023	14,884,139	148,841	143,480,876	(33,045,529)	17,625	110,601,813

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	3,168,045	(3,168,045)	—	—

Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493

Distributions declared per share	—	$—	$—	$0.98	$—	$0.98

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2020	23,775,222	$237,752	$227,482,784	$(5,360,904)	$641	$222,360,273
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	18,812,271	(765)	18,811,506
Net realized gain (loss) on investments	—	—	—	(947,978)	—	(947,978)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	12,892,301	1,598	12,893,899
Capital transactions:
Issuance of common stock	14,275,267	142,753	137,791,213	—	—	137,933,966
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	15,287	15,287
Issuance of common shares pursuant to distribution reinvestment plan	1,000,558	10,006	9,660,798	—	—	9,670,804
Repurchase of common stock	(3,707,098)	(37,071)	(35,642,778)	—	—	(35,679,849)
Distributions to stockholders	—	—	—	(18,781,228)	—	(18,781,228)

Total increase (decrease) for the year ended December 31, 2022	11,568,727	115,688	111,809,233	11,975,366	16,120	123,916,407

Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680

Distributions declared per share	—	$—	$—	$0.64	$—	$0.64

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Statements of Cash Flows

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$49,301,044	$10,556,703	$30,757,427

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(334,930,745)	(451,815,250)	(529,161,384)
Payment-in-kind investments	(4,764,325)	(2,277,990)	(1,614,519)
Proceeds from sales of investments and principal repayments	159,068,033	206,568,235	187,574,941
Net realized (gain) loss on investments	3,392,982	(6,174,089)	947,978
Net change in unrealized (appreciation) depreciation on investments	(5,293,903)	30,414,638	(12,893,899)
Amortization of premium and accretion of discount, net	(6,075,530)	(6,651,646)	(4,399,080)
Amortization of discount, debt issuance and deferred financing costs	3,851,415	4,576,317	2,764,057

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	6,381,582	(5,490,031)	(858,265)
(Increase) decrease in interest receivable	1,350,002	(6,573,401)	(957,312)
(Increase) decrease in other assets	—	—	879
(Increase) decrease in prepaid directors’ fee	—	63,025	(63,025)
(Increase) decrease in prepaid expenses	226,644	29,890	36,134
Increase (decrease) in payable for investments purchased	(1,990,087)	(7,702,235)	9,692,322
Increase (decrease) in due to affiliate	—	—	(469,453)
Increase (decrease) in management fees payable	701,412	1,125,071	1,119,714
Increase (decrease) in payable to Adviser	(188,934)	(333,200)	112,158
Increase (decrease) in administrator and custodian fees payable	106,706	218,599	370,701
Increase (decrease) in professional fees payable	(98,066)	(2,963)	113,070
Increase (decrease) in accrued tax liability	(1,062,723)	1,103,918	198,160
Increase (decrease) in incentive fee payable	834,197	(125,397)	307,258
Increase (decrease) in transfer agent fees payable	1,157	11,205	9,210
Increase (decrease) in interest and borrowing expenses payable	4,468,198	5,444,294	1,312,658
Increase (decrease) in accrued organization costs	—	—	(106,510)

Net cash provided by (used for) operating activities	(124,720,941)	(227,034,307)	(315,206,780)

Cash flows from financing activities
Issuance of common stock	43,070,188	160,215,403	148,704,308
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	13,316	12,592	15,287
Repurchase of common stock	(24,777,778)	(18,363,662)	(30,943,710)
Distributions paid	(22,014,147)	(13,988,446)	(8,311,518)
Financing costs paid	(7,593,036)	(2,802,161)	(3,436,425)
Borrowings on notes	300,000,000	246,318,363	—
Repayments of notes	—	(213,150,000)	—
Borrowings on credit facility	349,500,000	250,400,000	436,900,000
Repayments of credit facility	(486,000,000)	(183,000,000)	(187,000,000)
Proceeds on secured borrowings	11,215,495	16,181,631	10,228,115
Repayments on secured borrowings	(14,807,154)	(20,492,471)	(18,870,856)

Net cash provided by (used for) financing activities	148,606,884	221,331,249	347,285,201

Net increase (decrease) in cash	23,885,943	(5,703,058)	32,078,421
Cash and cash equivalents, beginning of period	48,785,985	54,489,043	22,410,622

Cash and cash equivalents, end of period	$72,671,928	$48,785,985	$54,489,043

Supplemental and non-cash financing activities
Cash paid during the period for interest	$59,427,187	$22,343,129	$9,489,796
Issuance of common shares pursuant to distribution reinvestment plan	$21,460,697	$23,040,598	$9,670,804
State taxes paid	$1,586,112	$77,169	$78,497
See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value (++) + * # ^—260.04%
U.S. Corporate Debt —249.12%
1st Lien/Senior Secured Debt —247.29%
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	$1,034,866	$1,033,291	$1,034,866
AEG Holding Company, Inc. (2)	Consumer Non-Cyclical	Revolver	10.96% (S + 5.50%; 1.00% Floor)	07/01/202 4	167,530	165,528	167,530
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	5,450,655	5,442,046	5,450,655
AEG Holding Company, Inc. (3)	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	1,800,828	1,797,150	1,800,828
Ampler QSR Holdings, LLC (3) (4)	Consumer Non-Cyclical	Term Loan	11.37% (S + 5.88%; 1.00% Floor)	07/21/2027	12,221,771	12,071,928	12,099,553
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,115,079	1,112,966	900,427
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	894,184	892,497	722,054
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,558,613	1,555,642	1,258,580
Krispy Krunchy Foods, L.L.C (5)	Consumer Non-Cyclical	Term Loan	9.86% (S + 4.50%; 1.00% Floor)	11/17/2027	8,000,330	7,894,993	8,000,330
Mathnasium LLC (2)	Consumer Non-Cyclical	Revolver	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	119,684	111,130	113,157
Mathnasium LLC (1) (5)	Consumer Non-Cyclical	Term Loan	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	5,344,999	5,274,961	5,291,549
MMP Intermediate, LLC (2) (6)	Consumer Non-Cyclical	Revolver	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	—	(7,019)	(11,058)
MMP Intermediate, LLC (1) (5)	Consumer Non-Cyclical	Term Loan	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	7,946,360	7,840,062	7,787,432
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	115,938	114,174	114,778
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	234,278	230,715	231,935
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,950,514	1,944,733	1,931,009
TBG Food Acquisition Corp	Consumer Non-Cyclical	Delayed Draw Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	264,026	262,269	262,706
TBG Food Acquisition Corp (2) (6)	Consumer Non-Cyclical	Revolver	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	—	(1,776)	(1,320)
TBG Food Acquisition Corp (1) (4)	Consumer Non-Cyclical	Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	6,468,638	6,424,101	6,436,295
Airwavz Solutions, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	1,561,841	1,503,863	1,535,810
Airwavz Solutions, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	3,263,699	3,226,124	3,214,744
Airwavz Solutions, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	—	(7,515)	(9,791)
Airwavz Solutions, Inc. (3)	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	5,221,919	5,161,799	5,143,590
Avant Communications, LLC (2) (6)	Digital Infrastructure & Services	Revolver	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	—	(6,713)	(5,669)
Avant Communications, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	14,964,014	14,759,433	14,814,374
Bridgepointe Technologies, LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(56,698)	(36,341)
Bridgepointe Technologies, LLC (1) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,963,339	4,851,785	4,876,480
Bridgepointe Technologies, LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,737,849	2,720,239	2,689,937
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	3,848,597	3,805,340	3,781,247
Bridgepointe Technologies, LLC (2) (6)	Digital Infrastructure & Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(10,460)	(13,606)
Bridgepointe Technologies, LLC (1)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	1,035,717	1,007,439	1,017,592
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,705,552	4,638,473	4,623,204
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,271,307	2,202,825	2,231,559
Coretelligent Intermediate LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	3,758,263	3,720,885	3,420,019
Coretelligent Intermediate LLC (2)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	569,889	557,666	455,911
Coretelligent Intermediate LLC (1) (3) (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	7,868,528	7,792,584	7,160,360
EvolveIP, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	109,972	109,872	90,727
EvolveIP, LLC	Digital Infrastructure & Services	Revolver	10.85% (S + 5.50%; 1.00% Floor)	06/07/2025	566,868	564,601	467,666

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	$6,364,108	$6,338,638	$5,250,389
Firstdigital Communications LLC (2)	Digital Infrastructure & Services	Revolver	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	412,549	393,465	305,445
Firstdigital Communications LLC (3) (5)	Digital Infrastructure & Services	Term Loan	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	13,611,726	13,448,014	12,692,934
FirstLight Holdco, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	9.47% (S + 4.00%; 1.00% Floor)	07/23/2025	6,102,255	6,009,648	5,995,466
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	6,702,083	6,597,371	6,601,552
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,248,303	5,238,302
Greenlight Intermediate II, Inc. (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(102,654)	(79,125)
MBS Holdings, Inc. (2)	Digital Infrastructure & Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	584,502	573,609	565,019
MBS Holdings, Inc. (5)	Digital Infrastructure & Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	04/16/2027	787,145	765,753	787,145
MBS Holdings, Inc. (1) (3) (4) (5)	Digital Infrastructure & Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	10,258,002	10,141,972	10,052,842
MBS Holdings, Inc. (4)	Digital Infrastructure & Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	04/16/2027	837,298	814,856	831,018
MSP Global Holdings, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.79% (S + 4.75%; 1.00% Floor)	01/25/2027	608,616	592,267	596,608
MSP Global Holdings, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	—	(9,202)	(8,459)
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Term Loan	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	7,791,801	7,702,935	7,713,883
NI Topco, Inc (3) (5)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	6,572,470	6,460,040	6,556,039
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	1,218,186	1,196,826	1,215,141
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(44,482)	(36,588)
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Revolver	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(14,851)	(15,245)
Race Finco LLC (3) (5)	Digital Infrastructure & Services	Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	4,878,384	4,759,589	4,756,425
SDC Atlas Acquistionco, LLC (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	498,390	326,291	241,408
SDC Atlas Acquistionco, LLC (2) (6)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	—	(11,473)	(17,132)
SDC Atlas Acquistionco, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	10,715,390	10,518,050	10,420,717
Single Digits, Inc. (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.61% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	616,318	613,881	536,197
Single Digits, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	—	(1,411)	(54,099)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	2,884,904	2,871,166	2,509,867
Stratus Networks, Inc. (2) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	1,848,182	1,806,398	1,768,975
Stratus Networks, Inc. (2)	Digital Infrastructure & Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	12/15/2027	132,013	118,769	102,310
Stratus Networks, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	7,920,781	7,809,446	7,683,158
Thrive Buyer, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	01/22/2027	8,174,176	8,080,114	8,174,176
Thrive Buyer, Inc. (2)	Digital Infrastructure & Services	Revolver	13.50% (S + 6.00%; 1.00% Floor)	01/22/2027	369,907	357,755	369,907
Thrive Buyer, Inc. (4)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	01/22/2027	1,198,351	1,166,534	1,198,351
Thrive Buyer, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	01/22/2027	11,645,786	11,521,198	11,645,786
Transtelco Holding, Inc. (1) (3)	Digital Infrastructure & Services	Term Loan	10.86% (S + 5.50%; 1.00% Floor)	03/26/2026	8,503,727	8,343,566	8,354,912
Transtelco Holding, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.11% (S + 5.75%; 0.50% Floor)	03/26/2026	4,661,043	4,643,615	4,637,738
Transtelco Holding, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.25%; 0.50% Floor)	03/26/2026	4,661,043	4,643,025	4,602,780
Accelerate Resources Operating, LLC (1) (5)	Energy	Delayed Draw Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,875,252	1,841,664	1,875,252
Accelerate Resources Operating, LLC (2) (6)	Energy	Revolver	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	—	(3,052)	—
Accelerate Resources Operating, LLC (3)	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,247,027	1,224,796	1,247,027

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Accelerate Resources Operating, LLC (1) (5)	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	$5,590,471	$5,564,908	$5,590,471
Foundation Risk Partners, Corp. (2) (3)	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	2,702,417	2,669,008	2,694,546
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	2,100,747	2,089,175	2,090,243
Foundation Risk Partners, Corp. (2) (6)	Financials	Revolver	11.45% (S + 6.00%; 0.75% Floor)	10/29/2027	—	(8,273)	(5,190)
Foundation Risk Partners, Corp. (1) (3) (5)	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	9,659,017	9,575,834	9,610,722
Foundation Risk Partners, Corp. (5)	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	779,358	770,636	775,461
Galway Borrower, LLC (2) (6)	Financials	Revolver	10.70% (S + 5.25%; 0.75% Floor)	09/30/2027	—	(3,432)	(3,380)
Galway Borrower, LLC (1) (5)	Financials	Term Loan	10.70% (S + 5.25%; 0.75% Floor)	09/29/2028	4,247,105	4,199,769	4,194,016
Higginbotham Insurance Agency, Inc. (1) (5)	Financials	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	3,306,711	3,288,415	3,265,377
Higginbotham Insurance Agency, Inc. (1) (3) (5)	Financials	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	7,962,029	7,901,195	7,862,504
Peter C. Foy & Associates Insurance Services, LLC (3)	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	1,244,226	1,228,144	1,222,452
Peter C. Foy & Associates Insurance Services, LLC (1) (3)	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	5,869,799	5,828,010	5,767,077
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	497,219	491,508	488,518
RSC Acquisition, Inc. (5) (8)	Financials	Delayed Draw Term Loan	10.51% (S + 5.50%; 0.75% Floor)	11/01/2029	—	8	—
Wealth Enhancement Group, LLC (2) (8)	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	1,149,975	1,146,513	1,149,975
Wealth Enhancement Group, LLC (1) (4) (5) (8)	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	6,231,349	6,218,699	6,215,770
Wealth Enhancement Group, LLC (2) (6)	Financials	Revolver	11.23% (S + 5.75%; 1.00% Floor)	10/04/2027	—	(1,018)	(1,143)
AAH Topco, LLC (1) (3) (4) (5)	Healthcare	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,496,668	6,376,783	6,269,285
AAH Topco, LLC (2) (6)	Healthcare	Revolver	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(10,581)	(27,555)
AAH Topco, LLC (1) (3) (5)	Healthcare	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,419,872	6,326,970	6,195,177
AAH Topco, LLC (2) (6)	Healthcare	Delayed Draw Term Loan	10.96% (S + 6.00%; 0.75% Floor)	12/22/2027	—	(30,909)	(64,266)
American Physician Partners, LLC (1) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	1,218,972	1,082,011	—
American Physician Partners, LLC (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	917,905	817,051	—
American Physician Partners, LLC (7)	Healthcare	Revolver	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	346,322	345,024	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	6,557,417	5,733,816	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	1,397,556	1,243,170	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	2,594,127	2,278,901	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	94,376	85,722	176,105
AOM Acquisition, LLC. (2) (6)	Healthcare	Revolver	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	—	(15,484)	(30,465)
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	6,158,526	6,076,628	6,004,563
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	02/18/2027	6,756,995	6,593,422	6,588,070
BAART Programs, Inc. (1) (4)	Healthcare	Delayed Draw Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	3,872,578	3,848,400	3,746,719
BAART Programs, Inc. (1) (5)	Healthcare	Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	4,673,951	4,648,481	4,522,047
BV EMS Buyer, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	1,808,145	1,759,391	1,773,003
BV EMS Buyer, Inc. (4) (5)	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	3,485,489	3,405,062	3,450,635
Caregiver 2, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	1,518,798	1,499,991	1,427,670
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	4,544,108	4,495,089	4,271,462
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	652,228	645,192	613,094

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Caregiver 2, Inc. (5)	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	$623,207	$611,943	$585,815
Choice Health At Home, LLC, (1)	Healthcare	Delayed Draw Term Loan	13.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	947,582	941,462	923,892
Choice Health At Home, LLC, (1) (5)	Healthcare	Term Loan	12.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	2,567,650	2,543,079	2,490,620
Coding Solutions Acquisition, Inc (3)	Healthcare	Delayed Draw Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	1,654,987	1,630,547	1,601,199
Coding Solutions Acquisition, Inc (2)	Healthcare	Revolver	11.12% (S + 5.75%; 0.75% Floor)	05/11/2028	278,376	267,672	252,527
Coding Solutions Acquisition, Inc (3) (5)	Healthcare	Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	5,461,331	5,381,001	5,283,838
Coding Solutions Acquisition, Inc. (2) (6)	Healthcare	Delayed Draw Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	—	(32,854)	(62,452)
Coding Solutions Acquisition, Inc. (3)	Healthcare	Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	776,740	758,347	759,264
Community Based Care Acquisition, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	2,122,343	2,097,467	2,095,814
Community Based Care Acquisition, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/16/2027	971,352	927,443	942,256
Community Based Care Acquisition, Inc. (2)	Healthcare	Revolver	12.75% (S + 5.25%; 1.00% Floor)	09/16/2027	172,763	161,913	161,965
Community Based Care Acquisition, Inc. (1) (5)	Healthcare	Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	5,235,139	5,166,929	5,169,700
Delaware Valley Management Holdings, Inc.^^^ (2) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	758,350	699,417	432,387
Delaware Valley Management Holdings, Inc.^^^ (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	415,955	350,988	237,136
Delaware Valley Management Holdings, Inc.^^^ (7)	Healthcare	Revolver	— (S + 6.25%; 1.00% Floor)	03/21/2024	614,439	536,212	350,292
Delaware Valley Management Holdings, Inc.^^^ (7)	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	3,951,571	3,447,752	2,252,790
FH MD Buyer, Inc. (1) (5)	Healthcare	Term Loan	10.47% (S + 5.00%; 0.75% Floor)	07/22/2028	5,410,062	5,370,677	5,139,559
GHA Buyer, Inc. (4)	Healthcare	Delayed Draw Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	833,170	825,300	818,590
GHA Buyer, Inc. (2) (6)	Healthcare	Revolver	13.75% (S + 4.50%; 3.25% PIK; 1.00% Floor)	06/24/2026	—	(8,055)	(16,644)
GHA Buyer, Inc. (1) (4) (8)	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	2,009,682	2,009,434	1,974,513
GHA Buyer, Inc. (1) (4)	Healthcare	Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	574,537	564,852	564,482
GHA Buyer, Inc. (1) (3) (4)	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,499,321	5,455,345	5,403,083
GHA Buyer, Inc. (3)	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,760,974	4,719,307	4,677,657
GHA Buyer, Inc. (1) (8)	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	745,895	739,317	732,842
Honor HN Buyer, Inc (4) (5)	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	1,638,040	1,616,995	1,638,040
Honor HN Buyer, Inc (2) (4)	Healthcare	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	10/15/2027	1,447,693	1,418,792	1,447,693
Honor HN Buyer, Inc (2)	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	34,132	38,012
Honor HN Buyer, Inc (1) (5)	Healthcare	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	2,590,429	2,557,202	2,590,429
Honor HN Buyer, Inc (2) (6)	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(60,951)	—
Medical Management Resource Group, LLC (1)	Healthcare	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	1,558,344	1,523,862	1,496,010
Medical Management Resource Group, LLC (2)	Healthcare	Revolver	11.45% (S + 6.00%; 0.75% Floor)	09/30/2026	177,192	173,656	164,536
Medical Management Resource Group, LLC (5)	Healthcare	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	3,773,407	3,725,518	3,622,471
Medsuite Purchaser, LLC (2) (6)	Healthcare	Revolver	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(5,820)	(5,103)
Medsuite Purchaser, LLC (1) (5)	Healthcare	Term Loan	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	4,734,225	4,693,730	4,698,718
Pace Health Companies, LLC (2) (6)	Healthcare	Revolver	9.89% (S + 6.25%; 1.00% Floor)	08/02/2025	—	(771)	—
Pace Health Companies, LLC (1) (8)	Healthcare	Term Loan	10.51% (S + 6.25%; 1.00% Floor)	08/02/2025	5,087,770	5,080,798	5,087,770
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	11.29% (S + 5.75%; 0.75% Floor)	12/08/2028	648,269	642,487	573,718
Pinnacle Dermatology Management, LLC (2)	Healthcare	Revolver	9.50% (S + 4.00%; 0.75% Floor)	12/08/2026	499,289	491,262	492,568

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Dermatology Management, LLC (1) (3) (5)	Healthcare	Term Loan	11.23% (S + 5.75%; 0.75% Floor)	12/08/2028	$5,552,214	$5,457,513	$4,913,709
Pinnacle Treatment Centers, Inc. (5)	Healthcare	Delayed Draw Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	340,120	339,138	333,318
Pinnacle Treatment Centers, Inc. (2)	Healthcare	Revolver	11.86% (S + 6.50%; 1.00% Floor)	01/02/2026	219,716	218,704	213,856
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	146,437	145,498	143,508
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	283,913	279,638	278,235
Pinnacle Treatment Centers, Inc. (3) (5)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	4,044,060	4,032,163	3,963,179
Priority Ondemand Midco 2,L.P (2)	Healthcare	Delayed Draw Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	118,812	99,841	118,812
Priority Ondemand Midco 2,L.P (1) (5)	Healthcare	Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	7,541,704	7,440,125	7,541,704
RCP Encore Acquisition, Inc. (7)	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	06/07/2025	2,868,874	2,800,761	28,689
Redwood Family Care Network, Inc. (1) (3) (5)	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	4,325,306	4,216,128	4,271,240
Redwood Family Care Network, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	5,770,927	5,712,858	5,698,791
Redwood Family Care Network, Inc. (2) (6)	Healthcare	Revolver	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(5,913)	(7,359)
Redwood Family Care Network, Inc. (1) (3) (4) (5)	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	06/18/2026	7,791,021	7,700,748	7,693,633
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	573,149	563,642	573,149
Salisbury House, LLC (2) (6)	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	08/30/2025	—	(6,848)	(3,049)
Salisbury House, LLC (4)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	994,289	977,850	989,317
Salisbury House, LLC (1)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,225,119	1,211,635	1,218,993
Salisbury House, LLC (1) (5)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	3,934,410	3,896,458	3,914,738
Salisbury House, LLC (1)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,125,627	1,118,295	1,119,999
Salisbury House, LLC (1)	Healthcare	Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	434,541	426,500	432,368
Salisbury House, LLC (2) (6)	Healthcare	Delayed Draw Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	—	(27,560)	—
Sandstone Care Holdings, LLC (2) (5)	Healthcare	Delayed Draw Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	99,366	89,714	99,366
Sandstone Care Holdings, LLC (2)	Healthcare	Revolver	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	135,452	122,976	135,452
Sandstone Care Holdings, LLC (1) (3)	Healthcare	Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	4,640,709	4,561,732	4,640,709
SCA Buyer, LLC	Healthcare	Revolver	12.15% (S + 6.50%; 1.00% Floor)	01/20/2026	643,849	639,795	603,608
SCA Buyer, LLC (5)	Healthcare	Term Loan	12.14% (S + 6.50%; 1.00% Floor)	01/20/2026	3,756,859	3,732,404	3,522,055
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	478,050	477,254	423,074
Smile Brands, Inc. (2)	Healthcare	Revolver	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	92,657	91,555	63,355
Smile Brands, Inc. (1)	Healthcare	Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	1,574,472	1,572,111	1,393,408
Spark DSO LLC (2)	Healthcare	Revolver	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/20/2026	252,550	245,668	223,524
Spark DSO LLC (1) (3) (4)	Healthcare	Term Loan	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/19/2026	6,537,070	6,482,860	6,308,273
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,129,965	1,127,258	1,124,315
The Center for Orthopedic and Research Excellence, Inc. (4) (5)	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,717,695	1,705,854	1,709,106
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare	Delayed Draw Term Loan	11.54% (S + 6.00%; 1.00% Floor)	08/15/2025	1,704,784	1,690,066	1,696,260
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare	Revolver	13.50% (S + 6.00%; 1.00% Floor)	08/15/2025	17,263	13,836	13,811
The Center for Orthopedic and Research Excellence, Inc. (5)	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	3,199,846	3,171,614	3,183,847
The Center for Orthopedic and Research Excellence, Inc. (1) (3)	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	4,793,587	4,767,499	4,769,619
West Dermatology (2)	Healthcare	Delayed Draw Term Loan	12.78% (S + 7.25%; 1.00% Floor)	03/17/2028	1,489,436	1,450,810	1,312,177
West Dermatology (2)	Healthcare	Revolver	12.79% (S + 7.25%; 1.00% Floor)	03/17/2028	958,473	940,053	886,948
West Dermatology (1) (3) (4) (5)	Healthcare	Term Loan	12.71% (S + 7.25%; 1.00% Floor)	03/17/2028	11,296,578	11,128,125	10,647,025
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	494,290	487,686	494,290
AmerCareRoyal, LLC (1) (5)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,094,427	3,997,707	4,094,427
AmerCareRoyal, LLC (4) (5)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	508,718	499,164	508,718
AmerCareRoyal, LLC (1) (3)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	1,991,045	1,974,802	1,991,045
Cerifi, LLC (2)	Business Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/01/2027	738,528	723,419	721,911
Cerifi, LLC (1) (3) (4) (5)	Business Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/31/2028	15,905,111	15,665,118	15,666,535
Engage2Excel, Inc.	Business Services	Revolver	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	379,732	376,898	374,036
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	2,707,241	2,683,728	2,666,633
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	939,636	931,462	925,541
Mr. Greens Intermediate, LLC (2) (6)	Business Services	Delayed Draw Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(70,542)	(19,726)
Mr. Greens Intermediate, LLC (2) (6)	Business Services	Revolver	6.25% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(28,217)	(7,891)
Mr. Greens Intermediate, LLC (4) (5)	Business Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	6,280,844	6,110,020	6,233,738
MSM Acquisitions, Inc. (5)	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	3,012,208	2,978,739	2,741,109
MSM Acquisitions, Inc. (5)	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	368,241	367,112	335,099
MSM Acquisitions, Inc. (2) (8)	Business Services	Revolver	10.51% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	1,071,915	1,059,652	961,660
MSM Acquisitions, Inc. (1) (3) (4) (5)	Business Services	Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	8,231,869	8,154,681	7,491,001
Rep Tec Intermediate Holdings, Inc. (2) (6)	Business Services	Revolver	12.00% (S + 5.50%; 1.00% Floor)	12/01/2027	—	(11,682)	(5,498)
Rep Tec Intermediate Holdings, Inc. (1) (3) (5)	Business Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/01/2027	11,604,300	11,514,426	11,546,279
Sako and Partners Lower Holdings LLC (1) (5)	Business Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	3,532,073	3,468,222	3,525,820
Sako and Partners Lower Holdings LLC (2) (6)	Business Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	—	(29,545)	(6,215)
Sako and Partners Lower Holdings LLC (1) (3) (4) (5)	Business Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	14,766,094	14,414,199	14,692,264
Sako and Partners Lower Holdings LLC (2) (6)	Business Services	Delayed Draw Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	—	(39,562)	(39,562)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sako and Partners Lower Holdings LLC (5)	Business Services	Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	$1,695,528	$1,661,618	$1,661,618
Activ Software Holdings, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.65% (S + 6.25%; 1.00% Floor)	05/04/2027	627,640	613,003	624,502
Activ Software Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	—	(7,370)	(3,244)
Activ Software Holdings, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	7,907,703	7,817,344	7,868,164
Activ Software Holdings, LLC (1)	Software & Tech Services	Term Loan	11.90% (S + 6.25%; 1.00% Floor)	05/04/2027	2,510,561	2,451,997	2,498,008
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(11,550)	—
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Revolver	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(8,262)	—
Admiral Buyer, Inc (1) (4) (5)	Software & Tech Services	Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	5,784,067	5,698,400	5,784,067
AMI US Holdings, Inc. (2) (6)	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.00% Floor)	04/01/2025	—	(1,216)	—
AMI US Holdings, Inc. (1) (4)	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 1.00% Floor)	04/01/2025	7,923,845	7,884,633	7,923,845
Avalara, Inc. (2) (6)	Software & Tech Services	Revolver	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(21,501)	—
Avalara, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,438,912	10,653,748
Avetta, LLC (1) (4) (5)	Software & Tech Services	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	10/18/2030	21,899,376	21,416,141	21,406,640
Avetta, LLC (2) (6)	Software & Tech Services	Revolver	11.15% (S + 5.75%; 1.00% Floor)	10/18/2029	—	(45,405)	(46,927)
Bonterra, LLC (2)	Software & Tech Services	Revolver	7.25% (S + 7.25%; 0.75% Floor)	09/08/2027	345,525	334,749	328,249
Bonterra, LLC	Software & Tech Services	Term Loan	12.35% (S + 0.00%; 8.00% PIK; 0.75 % Floor)	09/08/2027	2,713,108	2,675,770	2,713,108
Bonterra, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	09/08/2027	15,944,506	15,801,371	15,705,338
Brightspot Buyer, Inc (2) (6)	Software & Tech Services	Revolver	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	—	(8,921)	(17,007)
Brightspot Buyer, Inc (3)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,418,312	1,412,383
Brightspot Buyer, Inc (1) (3)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,147,185	5,085,182
BSI2 Hold Nettle, LLC (2) (6)	Software & Tech Services	Revolver	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	—	(6,691)	(8,834)
BSI2 Hold Nettle, LLC (3) (5)	Software & Tech Services	Term Loan	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	4,652,488	4,599,653	4,582,701
BSI2 Hold Nettle, LLC (3)	Software & Tech Services	Term Loan	10.19% (S + 5.00%; 0.75% Floor)	06/30/2028	620,773	608,394	611,461
BusinesSolver.com, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	168,178	164,311	165,487
BusinesSolver.com, Inc. (3) (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	7,250,814	7,202,733	7,232,686
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,836)	(6,258)
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,845)	(7,301)
Community Brands Parentco, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	6,968,409	6,866,195	6,846,462
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	—	(10,483)	—
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Revolver	12.86% (S + 7.50%; 0.75% Floor)	02/27/2029	—	(15,673)	(1,815)
Coupa Holdings,LLC (1) (4) (5)	Software & Tech Services	Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	10,617,824	10,370,153	10,591,279
Datacor, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	2,545,283	2,518,898	2,513,467
Datacor, Inc. (2)	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	442,618	425,112	426,810
Datacor, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	14,277,103	14,095,804	14,098,639
Degreed, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(50,032)	(29,738)
Degreed, Inc. (2) (6)	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(912)	(13,579)
Degreed, Inc. (3)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	5,240,236	5,229,641	5,069,928
Degreed, Inc. (3)	Software & Tech Services	Term Loan	12.46% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	2,829,885	2,816,471	2,737,914
Dispatch Track, LLC (2) (6)	Software & Tech Services	Revolver	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(897)	(1,510)
Dispatch Track, LLC (1) (5)	Software & Tech Services	Term Loan	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,814,127	9,800,687
EET Buyer, Inc. (2)	Software & Tech Services	Revolver	12.03% (S + 6.50%; 0.75% Floor)	11/08/2027	207,326	190,901	191,776
EET Buyer, Inc. (4)	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	4,139,650	4,048,102	4,077,555
EET Buyer, Inc. (3) (4) (5)	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	6,787,048	6,698,121	6,685,242
Exterro, Inc. (2)	Software & Tech Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	06/01/2027	369,281	360,934	369,281
Exterro, Inc. (1)	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	2,793,450	2,789,044	2,793,450
Exterro, Inc. (1) (4)	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	5,809,123	5,773,848	5,809,122
Exterro, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	6,237,900	6,221,684	6,237,900
Faithlife, LLC (1) (4)	Software & Tech Services	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	706,493	701,549	706,493
Faithlife, LLC (2) (6)	Software & Tech Services	Revolver	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	—	(1,945)	—
Faithlife, LLC (1) (4) (5)	Software & Tech Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	303,402	301,275	303,402
Fusion Holding Corp (2) (6)	Software & Tech Services	Revolver	11.72% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(23,232)	(6,896)
Fusion Holding Corp (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.72% (S + 6.25%; 0.75% Floor)	09/15/2029	16,726,111	16,416,902	16,642,480
Fusion Risk Management, Inc. (2) (6)	Software & Tech Services	Revolver	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	—	(15,169)	(16,801)
Fusion Risk Management, Inc. (3)	Software & Tech Services	Term Loan	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	7,135,236	7,008,832	6,992,531
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,826)	(24,393)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(10,516)	(15,245)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Revolver	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,835)	(18,294)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
G Treasury SS, LLC (1) (3)	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	$3,649,738	$3,599,124	$3,576,743
Genesis Acquisition Co. (3)	Software & Tech Services	Revolver	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	202,400	201,987	202,400
Genesis Acquisition Co. (1) (5)	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	3,631,930	3,616,293	3,631,930
Genesis Acquisition Co. (5)	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	341,770	338,869	341,770
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(14,935)	(12,323)
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(11,873)	(6,045)
Greenhouse Software, Inc. (3)	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,225,693	12,253,076
Greenhouse Software, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,223,098	14,362,895
Gryphon-Redwood Acquisition LLC (2) (4) (8)	Software & Tech Services	Delayed Draw Term Loan	10.51% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	1,075,181	1,053,232	1,067,251
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	9.35% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,704,487	3,657,019	3,685,964
GS AcquisitionCo, Inc. (2) (6)	Software & Tech Services	Revolver	5.50% (S + 5.50%; 1.00% Floor)	05/22/2026	—	(562)	(5,709)
GS AcquisitionCo, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	05/22/2026	9,381,588	9,369,931	9,264,318
Hirevue, Inc. (2) (6)	Software & Tech Services	Revolver	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	—	(36,819)	(28,808)
Hirevue, Inc. (4) (5)	Software & Tech Services	Term Loan	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	12,934,244	12,635,647	12,707,894
Iodine Software, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(31,957)	—
Iodine Software, LLC (3) (5)	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	7,875,642	7,784,890	7,875,642
Iodine Software, LLC (2) (6)	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(12,511)	—
Iodine Software, LLC (1) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	5,228,004	5,167,945	5,228,004
Kaseya Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	39,178	31,195	39,178
Kaseya Inc. (2) (8)	Software & Tech Services	Revolver	10.51% (S + 5.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	160,904	157,154	157,711
Kaseya Inc. (1) (4) (5)	Software & Tech Services	Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	10,596,694	10,472,462	10,543,710
Mavenlink, Inc. (2)	Software & Tech Services	Revolver	11.76% (S + 0.00%; 0.75% Floor)	06/03/2027	1,446,026	1,423,378	1,409,946
Mavenlink, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.77% (S + 0.00%; 6.25% PIK; 0.75% Floor)	06/03/2027	15,264,979	15,074,764	14,959,680
Medbridge Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(13,848)	(17,203)
Medbridge Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,207,981	15,175,773
Medbridge Holdings, LLC (1)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	961,512	962,176
Metametrics, Inc. (2) (6)	Software & Tech Services	Revolver	10.47% (S + 5.00%; 1.00% Floor)	09/10/2025	—	(3,745)	—
Metametrics, Inc. (1) (5)	Software & Tech Services	Term Loan	10.45% (S + 5.00%; 1.00% Floor)	09/10/2025	3,472,106	3,449,523	3,472,106
Moon Buyer, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	576,078	573,348	568,876
Moon Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.22% (S + 4.75%; 1.00% Floor)	04/21/2027	—	(9,788)	(14,547)
Moon Buyer, Inc. (1) (3) (4) (5)	Software & Tech Services	Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	6,240,840	6,188,125	6,162,829
Mykaarma Acquisition LLC (2) (6)	Software & Tech Services	Revolver	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(8,417)	(4,449)
Mykaarma Acquisition LLC (3) (5)	Software & Tech Services	Term Loan	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,339,104	6,250,126	6,291,561
Navigate360, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	1,790,047	1,773,419	1,767,671
Navigate360, LLC (2) (6)	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	—	(7,831)	(7,553)
Navigate360, LLC (4) (5)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	2,243,081	2,208,661	2,215,042
Navigate360, LLC (3)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	4,155,627	4,099,241	4,103,682
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,817)	(27,504)
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Revolver	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(1,995)	(9,684)
Netwrix Corporation And Concept Searching Inc. (1) (4) (5)	Software & Tech Services	Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	9,880,549	9,861,658	9,757,042
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.25%; 0.75% Floor)	06/11/2029	—	(16,061)	(4,656)
Penn TRGRP Holdings, LLC (2) (6)	Software & Tech Services	Revolver	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	—	(20,348)	(15,815)
Penn TRGRP Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	6,956,801	6,824,545	6,852,449
Pieper Memorial, LLC (1) (2) (5)	Healthcare	Delayed Draw Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,700,286	2,634,630	2,631,284
Pieper Memorial, LLC (4) (5)	Healthcare	Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,072,313	2,032,917	2,030,866
Ping Identity Corporation (2) (6)	Software & Tech Services	Revolver	12.36% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(24,270)	—
Ping Identity Corporation (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.36% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,780,422	12,033,445
Ranger Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.75% Floor)	11/18/2027	—	(15,877)	(20,987)
Ranger Buyer, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 0.75% Floor)	11/17/2028	14,138,951	13,927,148	13,891,520
Sauce Labs, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	11.49% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	591,875	570,275	568,200
Sauce Labs, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	11.48% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,934,726	1,911,106	1,896,031
Sauce Labs, Inc. (2) (6)	Software & Tech Services	Revolver	11.48% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(15,757)	(25,636)
Sauce Labs, Inc. (3)	Software & Tech Services	Term Loan	10.98% (S + 5.50%; 0.05% PIK; 1.00% Floor)	08/16/2027	7,541,536	7,435,065	7,390,705
Saviynt, Inc. (2) (3) (4)	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	3,096,164	2,959,098	2,973,261

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Saviynt, Inc. (2) (6)	Software & Tech Services	Revolver	9.46% (S + 4.00%; 3.50 % PIK; 1.00% Floor)	12/22/2027	$—	$(12,222)	$(12,196)
Saviynt, Inc. (1) (3)	Software & Tech Services	Term Loan	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	18,966,641	18,584,633	18,587,308
Securonix, Inc. (2) (6)	Software & Tech Services	Revolver	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	—	(19,349)	(173,063)
Securonix, Inc. (1) (3)	Software & Tech Services	Term Loan	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	8,546,314	8,438,887	7,584,854
Serrano Parent, LLC (2) (6)	Software & Tech Services	Revolver	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	—	(47,644)	(41,720)
Serrano Parent, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	21,207,477	20,716,642	20,783,327
Sirsi Corporation (2) (6)	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	—	(377)	—
Sirsi Corporation (1) (5)	Software & Tech Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	6,018,017	6,013,615	6,018,017
SIS Purchaser, Inc. (2) (6)	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	—	(9,617)	(11,660)
SIS Purchaser, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	11,811,617	11,708,637	11,693,501
SIS Purchaser, Inc. (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	2,261,109	2,239,519	2,238,497
Soladoc, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(17,615)	(64,781)
Soladoc, LLC (2) (6)	Software & Tech Services	Revolver	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(8,820)	(22,085)
Soladoc, LLC (1) (3)	Software & Tech Services	Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	5,889,225	5,801,038	5,668,379
SugarCRM, Inc. (2) (6)	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	—	(551)	—
SugarCRM, Inc. (1) (3)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,258,942	4,268,824
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.72% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,505,087	3,520,649
Sundance Group Holdings, Inc. (2) (8)	Software & Tech Services	Revolver	10.51% (S + 6.25%; 1.00% Floor)	07/02/2027	709,451	692,581	698,809
Sundance Group Holdings, Inc. (4)	Software & Tech Services	Term Loan	11.74% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	453,063	460,312
Sundance Group Holdings, Inc. (1) (5)	Software & Tech Services	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,683,610	11,735,496
Sysnet North America, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/01/2026	8,771,786	8,709,334	8,684,068
Telcor Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	—	(2,686)	(2,908)
Telcor Buyer, Inc. (1) (5)	Software & Tech Services	Term Loan	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	7,874,692	7,802,059	7,795,945
Telesoft Holdings, LLC (2)	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	85,551	81,079	75,106
Telesoft Holdings, LLC (3) (5)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	5,744,840	5,700,632	5,644,305
Unanet, Inc. (2) (4)	Software & Tech Services	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	12/08/2028	1,547,761	1,503,508	1,528,809
Unanet, Inc. (2) (6)	Software & Tech Services	Revolver	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	—	(20,905)	(12,635)
Unanet, Inc. (3) (5)	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	12,003,044	11,803,922	11,883,013
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	477,340	473,604	470,180
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	322,391	319,620	317,555
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	680,432
Ungerboeck Systems International, LLC (2) (6)	Software & Tech Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	—	(2,335)	(3,441)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	263,748	257,746	259,792
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	136,383	134,447	134,337
Ungerboeck Systems International, LLC (1) (3)	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,693,939	2,676,518
Vectra AI, Inc. (1)	Software & Tech Services	Delayed Draw Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	1,163,793	1,148,926	1,143,427
Vectra AI, Inc. (2) (6)	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	—	(2,598)	(4,073)
Vectra AI, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.82% (S + 6.25%; 1.00% Floor)	03/02/2028	5,552,870	5,473,638	5,455,695
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.55% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,143,886	6,086,767
Vehlo Purchaser, LLC (2)	Software & Tech Services	Revolver	10.46% (S + 5.00%; 0.75% Floor)	05/24/2028	123,904	110,136	102,220
Vehlo Purchaser, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.54% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,054,831	21,912,362
Velocity Purchaser Corporation (2) (6)	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	—	(530)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	2,141,338	2,136,197	2,141,338
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	532,667	531,087	532,666
Velocity Purchaser Corporation (1) (5)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	4,229,879	4,210,048	4,229,879
Veracross LLC (1) (5)	Software & Tech Services	Delayed Draw Term Loan	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	1,727,307	1,675,853	1,697,079
Veracross LLC (2) (6)	Software & Tech Services	Revolver	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	—	(15,012)	(19,470)
Veracross LLC (3)	Software & Tech Services	Term Loan	7.46% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	13,537,910	13,372,753	13,300,997
Vhagar Purchaser, LLC (4)	Software & Tech Services	Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	3,360,201	3,268,372	3,259,395
Vhagar Purchaser, LLC. (2)	Software & Tech Services	Delayed Draw Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	168,010	155,518	154,943
Vhagar Purchaser, LLC. (2) (6)	Software & Tech Services	Revolver	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	—	(10,203)	(11,201)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Zendesk, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	6.25% (S + 6.25%; 0.75% Floor)	11/22/202 8	$—	$(27,372)	$—
Zendesk, Inc. (2) (6)	Software & Tech Services	Revolver	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	—	(22,519)	(3,432)
Zendesk, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	8.36% (S + 6.25%; 3.25% PIK; 0.75% Floor)	11/22/2028	13,681,445	13,453,800	13,647,242
Fullsteam Operations LLC (4) (5)	Digital Infrastructure & Services	Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	4,978,075	4,855,464	4,853,623
Next Holdco, LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(24,495)	(24,890)
Next Holdco, LLC (2) (6)	Digital Infrastructure & Services	Revolver	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(15,310)	(15,556)
Next Holdco, LLC (2) (6)	Software & Tech Services	Term Loan	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	13,118,364	12,795,384	12,790,405
Pace Health Companies, LLC (4)	Software & Tech Services	Revolver	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	—	(33,485)	(34,162)
Pace Health Companies, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	707,091	662,122	672,048
Towerco IV Holdings, LLC (1) (2) (4) (5)	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(15,347)	(15,575)
Your Part-Time Controller, LLC (4)	Software & Tech Services	Revolver	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(12,279)	(12,460)
Your Part-Time Controller, LLC (2) (6)	Software & Tech Services	Term Loan	13.78% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,204,446	7,201,220
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	9,285,113	9,147,753	9,145,836
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	—	(17,499)	(17,856)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	11.37% (S + 6.00%; 0.75% Floor)	11/09/2029	—	(13,091)	(13,403)
Heartland PPC Buyer LLC (2) (6)	Healthcare	Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	1,383,033	1,364,426	1,383,033
Heartland PPC Buyer LLC (2) (6)	Healthcare	Delayed Draw Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	195,120	180,661	195,120
Heartland PPC Buyer LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.71% (S + 4.25%; 1.00% Floor)	08/31/2028	17,672,017	17,596,763	17,429,698
Your Part-Time Controller, LLC	Business Services	Term Loan	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	6,907,709	6,772,375	6,769,554
Your Part-Time Controller, LLC	Business Services	Revolver	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	—	(12,299)	(12,559)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(3,296)	(3,308)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(10,031)	(10,067)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	8,820,249	8,688,410	8,687,945
Heartland PPC Buyer LLC	Business Services	Delayed Draw Term Loan	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(18,708)	(18,839)
Heartland PPC Buyer LLC	Business Services	Revolver	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(22,428)	(22,607)
Heartland PPC Buyer LLC	Business Services	Term Loan	11.35% (S + 5.75%; 0.75% Floor)	12/12/2029	5,651,762	5,539,510	5,538,726

Total U.S. 1st Lien/Senior Secured Debt						1,270,618,569	1,246,838,945
2nd Lien/Junior Secured Debt —1.83%
Conterra Ultra Broadband Holdings, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	13.96% (S + 8.50%; 1.00 % Floor)	04/30/2027	6,537,710	6,489,084	6,521,366
Symplr Software, Inc. (1) (4)	Software & Tech Services	Term Loan	13.36% (S + 7.88%; 0.75 % Floor)	12/22/2028	3,130,634	3,089,537	2,684,519

Total U.S. 2nd Lien/Junior Secured Debt						9,578,621	9,205,885

Total U.S. Corporate Debt						1,280,197,190	1,256,044,830
Canadian Corporate Debt —4.74%
1st Lien/Senior Secured Debt —4.74%
Syntax Systems Ltd (1) (5) (9)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75 % Floor)	10/29/2028	8,684,697	8,622,463	8,619,561
Syntax Systems Ltd (2) (9)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75 % Floor)	10/29/2026	597,175	591,592	589,872
McNairn Holdings Ltd. (1) (9)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	735,190	727,122	735,190
Banneker V Acquisition, Inc. (1) (3) (5) (9)	Software & Tech Services	Term Loan	12.96% (S + 7.00%; 1.00 % Floor)	12/04/2025	13,258,433	13,083,544	12,993,265
Banneker V Acquisition, Inc. (2) (6) (9)	Software & Tech Services	Revolver	12.96% (S + 7.00%; 1.00 % Floor)	12/04/2025	—	(13,323)	(17,934)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Banneker V Acquisition, Inc. (5) (9)	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	1,024,233	1,016,162	1,003,748

Total Canadian 1st Lien/Senior Secured Debt						24,027,560	23,923,702

Total Canadian Corporate Debt						24,027,560	23,923,702

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
U.S. Preferred Stock —1.74%
MSP Global Holdings, Inc (11)	Class A	Digital Infrastructure & Services	01/24/2022	$333,937	$272,826	$327,690
Bowline Topco LLC ^^ (11) (12)	LLC Units	Energy	08/09/2021	2,946,390	—	—
Alphasense, Inc. (9) (11)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	632,053
Concerto Health AI Solutions, LLC (11) (12)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	327,029
Datarobot, Inc. (11)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	263,363
Datarobot, Inc. (11)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	62,997
Degreed, Inc. (11)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	241,557
Degreed, Inc. (11)	Series D	Software & Tech Services		16,943	278,308	231,450
Content Square SAS (11)	Series F	Software & Tech Services		24,472	206,755	206,715
Content Square SAS (11)	Earn Out	Software & Tech Services		2,027	8,561	—
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (11)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,576,537
Netskope, Inc. (11)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	399,649
Phenom People, Inc. (11)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	395,180
Protoscale Rubrik, LLC (11)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	640,415
Swyft Parent Holdings LP (11) (12)	Preferred Units	Software & Tech Services	02/07/2022	850,470	758,389	943,224
Symplr Software Intermediate Holdings, Inc. (11)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	2,056,192
Vectra AI, Inc (11)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	104,619
SCP Resonatics Aggregator I, LLC (11)	Class A	Healthcare		541	368,990	368,990

Total U.S. Preferred Stock					6,994,461	8,777,660
U.S. Common Stock —2.00%
Content Square SAS (11)	Ordinary Shares	Software & Tech Services		$75,889	$416,757	$416,758
Global Radar Holdings, LLC (11) (12)	Earn Out	Business Services	11/08/2022	125	—	—
AEG Holding Company, Inc. (11)	Class A	Consumer Discretionary	11/20/2017	320	321,309	252,213
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (11)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	143,917
8x8, Inc. (9) (11) (13)	Common Units	Digital Infrastructure & Services		7,886	170,890	29,809
Avant Communications, LLC (11) (12)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	344,264
MSP Global Holdings, Inc. (11)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,110	86,110
NEPCORE Parent Holdings, LLC (11)	LP Interests	Digital Infrastructure & Services	10/21/2021	98	97,884	30,933
Neutral Connect, LLC (11)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	227,344
Thrive Parent, LLC (11)	Class L	Digital Infrastructure & Services	01/22/2021	102,108	271,128	486,246
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (11)	Units	Healthcare	09/30/2021	34,492	34,492	28,007
American Outcomes Management, L.P. (11) (12)	Class A	Healthcare	02/17/2022	290,393	18,979	454,404
Community Based Care Holdings, LP (11)	Senior Common Units	Healthcare	01/03/2022	179	178,916	245,905
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (11)	Class A	Healthcare	03/31/2022	86,555	86,555	73,611
Health Platform Group, Inc (11)	Earn Out	Healthcare	10/31/2020	16,502	—	4,455
INH Group Holdings, Inc. (11)	Class A	Healthcare	01/31/2019	484,552	484,552	9,135
RCFN Parent, LP (People’s Care) (11)	LP Interests	Healthcare	06/18/2021	77	78,284	80,825
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (11)	LP Interests	Healthcare	10/14/2021	590,203	590,203	1,021,579
SBS Super Holdings, LLC ^^^ (11)	Class A	Healthcare	05/12/2023	21	—	—
SBS Super Holdings, LLC ^^^ (11)	Class B	Healthcare	05/12/2023	100	10	—
Brightspot Holdco, LLC (11)	Class A	Software & Tech Services	11/16/2021	433,207	433,207	450,807
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (11)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	179,340
Human Security (11)	Class A	Software & Tech Services	07/29/2022	329,116	953,134	639,114
Moon Topco, L.P. (Radiant Logic, Inc.) (11)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	54,330
Mykaarma Acquisition LLC (11)	LP Interests	Software & Tech Services	03/21/2022	257,031	257,031	340,890
Pamlico Part Time (11)	LP Interests	Software & Tech Services		138,390	138,390	138,390
Ranger Lexipol Holdings, LLC (11)	Class A	Software & Tech Services	11/18/2021	433	355,837	464,789
Ranger Lexipol Holdings, LLC (11)	Class B	Software & Tech Services	11/18/2021	433	77,371	105,986
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (11)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	267,689
Servpro, LLC (11)	LP Interests	Business Services		277,533	277,533	277,533
Stripe, Inc. (11)	Class B	Software & Tech Services		4,158	166,854	94,948
Swyft Parent Holdings LP (11) (12)	LP Interests	Software & Tech Services	02/07/2022	4,485	53,049	48,549
SCP Resonatics Aggregator I, LLC (11)	Class B	Healthcare		32,450	171,840	171,840
ADT Commercial Co Invest (9) (11)	LP Interests	Healthcare	09/29/2023	1,100,000	1,100,000	1,100,000
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (11)	LP Interests	Transport & Logistics	02/05/2021	193,770	53,301	263,971

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

REP RO Coinvest IV A Blocker (Road One) (11)	Class A	Transport & Logistics	12/28/2022	$66,441,840	$664,418	$759,364
Consortium Networks, LLC (11)	LP Interests	Software & Tech Services		776,334	776,334	776,334

Total U.S. Common Stock					9,415,044	10,069,389
U.S. Warrants — 0.20%
Alphasense, Inc., expire 05/29/2027 (9) (11)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	765,510
Degreed, Inc., expire 04/11/2028 (11)	Series D	Software & Tech Services	04/11/2021	7,624	—	5,736
Degreed, Inc., expire 05/31/2026 (11)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	49,501
Degreed, Inc., expire 08/18/2029 (11)	Common Shares	Software & Tech Services	08/18/2022	9,374	41,527	22,124
ScyllaDB, Inc., expire 09/08/2032 (9)(11)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	98,162
Vectra AI, Inc., expire 03/18/2031 (11)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	77,654

Total U.S. Warrants					225,605	1,018,687
United Kingdom Warrants — 0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (11)	Preferred Units	Software & Tech Services	12/30/2020	11,776	159,859	272,172

Total United Kingdom Warrants					159,859	272,172
Portfolio Company	Class/Series			Shares	Cost	Fair Value
U.S. Investment Companies — 2.18%
Orangewood WWB Co-Invest, L.P. (11) (14)	LP Interests			$829,314	$829,314	$1,127,867
ORCP III Triton Co-Investors, L.P. (11) (14)	LP Interests			341,592	98,394	789,761
AB Equity Investors, L.P. (11) (14)	LP Interests			5,377,887	5,377,887	6,064,911
Falcon Co-Investment Partners, L.P. (11) (14)	LP Interests			818,579	818,579	819,397
GHP E Aggregator, LLC (11) (14)	LLC Units			417,813	186,588	666,829
GHP SPV 2, L.P. (9) (11) (14)	LP Interests			271,942	271,942	267,863
Magenta Blocker Aggregator, LP (11) (14)	LP Interests			821,397	676,978	1,016,067
Palms Co-Investment Partners, L.P. (11) (14)	LP Interests			261,449	261,449	261,449

					8,521,131	11,014,144

Total U.S. Investment Companies					8,521,131	11,014,144

TOTAL INVESTMENTS— 260.04% (15)					$1,329,540,850	$1,311,120,584

Portfolio Company		Industry		Shares	Cost	Fair Value
Cash Equivalents — 11.35%
Blackrock T Fund I (13) (16)	Money Market	Money Market Portfolio	5.26% (17)	$29,297,280	$29,297,280	$29,297,280
State Street Institutional US Government Money Market Fund (13) (16)	Money Market	Money Market Portfolio	5.23% (17)	5,594,935	5,594,935	5,594,935
US Bank MMDA GCTS Money Market Fund (13)(16)	Money Market	Money Market Portfolio	4.75% (17)	22,338,035	22,338,035	22,338,035

Total Cash Equivalents					57,230,250	57,230,250

Cash —3.06%
US Dollar	Cash	USD		15,441,678	15,441,678	15,441,678

Total Cash					15,441,678	15,441,678

Total Cash and Cash Equivalents					72,671,928	72,671,928

LIABILITIES IN EXCESS OF OTHER ASSETS —( 174.45%)						$(879,595,267)

NET ASSETS— 100.00%						$504,197,245

(++)
Unless otherwise indicated, all securities represent co-investments made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”. Industry sectors have been updated with the addition of new sub-industries and moving some industries to relevant sub-industries.

+
As of December 31, 2023, qualifying assets represented 97.29% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

^
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.

SOFR loans are typically indexed to 30-day, 60-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. SOFR loans may be subject to interest floors. As of December 31, 2023, rates for weekly 1M

S, 3M S and 6M S are 5.34%,
5.36
% and 5.35%, respectively. As of December 31, 2023, the U.S. Prime rate was 8.50%.

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

(7)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(8)	This investment has multiple reference rates or alternate base rates. The All-in interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(9)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $19,827,286 or 3.93% of the Fund’s net assets. The initial acquisition dates have been included for such securities.

(11)	Non-income producing investment.
(12)	Position or portion thereof is held through a consolidated subsidiary.
(13)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(14)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(15)
Aggregate gross unrealized appreciation for federal income tax purposes is $12,889,328; aggregate gross unrealized depreciation for federal income tax purposes is $31,169,850. Net unrealized depreciation is $
18,280,522
based upon a tax cost basis of $1,329,401,106.

(16)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(17)	The rate shown is the annualized seven-day yield as of December 31, 2023.
P - Prime
PIK - Payment-In-Kind
S - SOFR

See Notes to
Consolidated
Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value —245.69% (++) + * # ^
U.S. Corporate Debt —236.64%
1st Lien/Senior Secured Debt —234.31%
AmerCareRoyal, LLC(1)	Business Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$496,745	$489,122	$488,052
AmerCareRoyal, LLC(2)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	511,273	499,144	502,326
AmerCareRoyal, LLC(1)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,118,091	4,014,301	4,046,024
Cerifi, LLC(3) (4)	Business Services	Revolver	10.07% (S + 5.75%; 1.00% Floor)	04/01/2027	—	(19,595)	(33,234)
Cerifi, LLC(2) (5)	Business Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	03/31/2028	16,066,537	15,771,511	15,584,541
Engage2Excel, Inc.(3) (6)	Business Services	Revolver	10.63% (L + 7.25%; 1.00% Floor)	03/07/2023	351,629	350,588	341,095
Engage2Excel, Inc.(1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	1,026,967	1,025,881	998,726
Engage2Excel, Inc.(1)	Business Services	Term Loan	11.98% (L + 7.25%; 1.00% Floor)	03/07/2023	2,959,179	2,956,519	2,877,801
Metametrics, Inc.(3)	Business Services	Revolver	9.77% (L + 5.00%; 1.00% Floor)	09/10/2025	130,237	124,316	122,097
Metametrics, Inc.(1) (2)	Business Services	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	09/10/2025	4,731,059	4,683,677	4,671,920
MSM Acquisitions, Inc.(3)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	368,247	355,038	240,389
MSM Acquisitions, Inc.(2)	Business Services	Delayed Draw Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	3,005,143	2,961,347	2,869,912
MSM Acquisitions, Inc.(3) (6)	Business Services	Revolver	12.50% (P + 5.00%; 1.00% Floor)	12/09/2026	569,646	553,338	514,519
MSM Acquisitions, Inc.(1) (2) (5)	Business Services	Term Loan	10.75% (L + 6.00%; 1.00% Floor)	12/09/2026	8,212,239	8,108,554	7,842,688
Rep Tec Intermediate Holdings, Inc.(3)	Business Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	302,547	293,240	276,896
Rep Tec Intermediate Holdings, Inc.(1) (2) (5)	Business Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	12/01/2027	14,568,787	14,390,788	14,095,301
Sako and Partners Lower Holdings LLC(3)	Business Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	710,250	649,364	665,859
Sako and Partners Lower Holdings LLC(3)	Business Services	Revolver	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	337,369	301,842	303,188
Sako and Partners Lower Holdings LLC(1) (2) (5)	Business Services	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	09/15/2028	14,915,247	14,488,923	14,505,078
Valcourt Holdings II, LLC(1) (3)	Business Services	Delayed Draw Term Loan	9.87% (S + 5.25%; 1.00% Floor)	01/07/2027	1,436,481	1,416,480	1,436,481
Valcourt Holdings II, LLC(2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	2,641,197	2,603,425	2,641,197
Valcourt Holdings II, LLC(1) (2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	6,279,095	6,191,332	6,279,095
Valcourt Holdings II, LLC(2)	Business Services	Term Loan	9.98% (S + 5.25%; 1.00% Floor)	01/07/2027	1,155,228	1,135,675	1,155,228
AEG Holding Company, Inc.(1)	Consumer Discretionary	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,045,702	1,042,174	1,045,702
AEG Holding Company, Inc.(3)	Consumer Discretionary	Revolver	9.89% (L + 5.50%; 1.00% Floor)	11/20/2023	446,746	442,684	446,746
AEG Holding Company, Inc.(1)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	5,512,963	5,493,673	5,512,963
AEG Holding Company, Inc.(5)	Consumer Discretionary	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	11/20/2023	1,819,685	1,811,922	1,819,685
Ampler QSR Holdings, LLC(2) (5)	Consumer Non-Cyclical	Term Loan	10.60% (L + 5.875%; 1.00% Floor)	07/21/2027	12,346,801	12,157,380	11,451,658
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	906,057	902,381	776,944
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Delayed Draw Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,129,978	1,125,457	968,956
Blink Holdings, Inc.(1)	Consumer Non-Cyclical	Term Loan	12.73% (L + 5.50%; 2.50% PIK; 1.00% Floor)	11/08/2024	1,579,576	1,573,226	1,354,486
Freddy’s Frozen Custard, L.L.C(3) (4)	Consumer Non-Cyclical	Revolver	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	—	(3,622)	(4,123)
Freddy’s Frozen Custard, L.L.C(2) (5)	Consumer Non-Cyclical	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	03/03/2027	4,856,991	4,814,117	4,808,421

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Krispy Krunchy Foods, L.L.C (2)	Consumer Non-Cyclical	Term Loan	9.17% (S + 4.75%; 1.00% Floor)	11/17/2027	$9,419,615	$9,264,858	$9,066,379
Mathnasium LLC (3)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	87,043	76,360	72,355
Mathnasium LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.00%; 0.75% Floor)	11/15/2027	5,399,401	5,311,094	5,277,914
MMP Intermediate, LLC (3) (4)	Consumer Non-Cyclical	Revolver	10.13% (L + 5.75%; 1.00% Floor)	02/15/2027	—	(9,184)	(19,351)
MMP Intermediate, LLC (1) (2)	Consumer Non-Cyclical	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	02/15/2027	8,210,266	8,070,540	7,922,907
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	07/11/2025	236,681	230,929	227,214
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	117,139	114,293	112,454
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	9.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,970,938	1,961,608	1,892,101
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(8,824)	(84,488)
TBG Food Acquisition Corp (3) (4)	Consumer Non-Cyclical	Revolver	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	—	(2,206)	(21,122)
TBG Food Acquisition Corp (1) (2)	Consumer Non-Cyclical	Term Loan	10.39% (L + 6.00%; 0.75% Floor)	12/25/2027	6,534,645	6,480,001	6,011,873
5 Bars, LLC (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.99% (L + 4.75%; 1.00% Floor)	09/27/2024	603,543	585,333	594,921
5 Bars, LLC (3) (4)	Digital Infrastructure & Services	Revolver	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	—	(3,414)	(1,617)
5 Bars, LLC (5)	Digital Infrastructure & Services	Term Loan	9.14% (L + 4.75%; 1.00% Floor)	09/27/2024	4,742,121	4,715,064	4,730,266
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(27,846)	(40,796)
Airwavz Solutions, Inc (3) (4)	Digital Infrastructure & Services	Revolver	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	—	(9,752)	(13,055)
Airwavz Solutions, Inc (5)	Digital Infrastructure & Services	Term Loan	9.23% (S + 4.50%; 1.00% Floor)	03/31/2027	5,221,919	5,143,907	5,117,480
Avant Communications, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	—	(8,944)	—
Avant Communications, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	11/30/2026	11,226,016	11,037,593	11,226,016
Bridgepointe Technologies, LLC (1) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,867,063	2,762,979	2,730,229
Bridgepointe Technologies, LLC (1) (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	3,887,472	3,843,407	3,751,411
Bridgepointe Technologies, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	2,765,645	2,743,404	2,661,933
Bridgepointe Technologies, LLC (3) (4)	Digital Infrastructure & Services	Revolver	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(13,012)	(29,156)
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.33% (S + 6.50%; 1.00% Floor)	12/31/2027	2,294,250	2,203,018	2,208,215
Bridgepointe Technologies, LLC (1) (2)	Digital Infrastructure & Services	Term Loan	10.48% (S + 6.50%; 1.00% Floor)	12/31/2027	4,753,445	4,671,568	4,575,191
Coretelligent Intermediate LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	1,918,917	1,894,363	1,824,177
Coretelligent Intermediate LLC (3)	Digital Infrastructure & Services	Revolver	12.00% (P + 4.50%; 1.00% Floor)	10/21/2027	126,642	111,317	91,816
Coretelligent Intermediate LLC (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.23% (L + 5.50%; 1.00% Floor)	10/21/2027	7,948,819	7,852,631	7,730,226
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	111,106	110,897	108,051
EvolveIP, LLC (3)	Digital Infrastructure & Services	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/07/2025	148,331	147,270	132,742
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	10.54% (S + 5.50%; 1.00% Floor)	06/07/2025	6,434,309	6,420,987	6,257,365

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Fatbeam, LLC (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	$—	$(23,079)	$(8,048)
Fatbeam, LLC	Digital Infrastructure & Services	Revolver	9.97% (L + 5.75%; 1.00% Floor)	02/22/2026	643,849	634,618	640,630
Fatbeam, LLC (2) (5)	Digital Infrastructure & Services	Term Loan	10.14% (L + 5.75%; 1.00% Floor)	02/22/2026	6,438,490	6,345,468	6,406,298
Firstdigital Communications LLC (3)	Digital Infrastructure & Services	Revolver	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	412,549	387,223	345,113
Firstdigital Communications LLC (2) (5)	Digital Infrastructure & Services	Term Loan	8.69% (L + 4.25%; 0.75% Floor)	12/17/2026	13,645,840	13,428,040	13,065,892
FirstLight Holdco, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	8.38% (L + 4.00%; 1.00% Floor)	07/23/2025	6,195,183	6,042,729	5,947,376
Greenlight Intermediate II, Inc. (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(66,688)	(50,266)
Greenlight Intermediate II, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	10.05% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,230,201	5,238,302
MBS Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	—	(14,092)	(38,967)
MBS Holdings, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	04/16/2027	10,363,212	10,213,299	9,948,684
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	614,779	593,150	572,537
MSP Global Holdings, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	—	(12,111)	(29,608)
MSP Global Holdings, Inc. (2) (5)	Digital Infrastructure & Services	Term Loan	8.40% (S + 5.25%; 1.00% Floor)	01/25/2027	7,871,107	7,755,826	7,595,618
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	1,230,554	1,204,841	1,190,561
NI Topco, Inc (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.75% Floor)	12/28/2028	6,639,365	6,507,375	6,423,586
Single Digits, Inc. (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.73% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	599,248	597,286	507,863
Single Digits, Inc. (3) (4)	Digital Infrastructure & Services	Revolver	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	—	(821)	(63,463)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	11.23% (L + 6.00%; 0.50% PIK; 1.00% Floor)	12/21/2023	3,208,390	3,196,684	2,719,110
Stratus Networks, Inc. (3) (7)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.65% (L + 5.25%; 1.00% Floor)	12/15/2027	330,033	294,377	270,627
Stratus Networks, Inc. (3) (7)	Digital Infrastructure & Services	Revolver	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	976,896	960,427	952,144
Stratus Networks, Inc. (2) (7)	Digital Infrastructure & Services	Term Loan	9.64% (L + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,785,668	7,722,762
Thrive Buyer, Inc. (1) (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	8,257,588	8,132,628	8,133,724
Thrive Buyer, Inc. (3)	Digital Infrastructure & Services	Revolver	12.50% (P + 5.00%; 2.00% Floor)	01/22/2027	147,963	131,922	131,317
Thrive Buyer, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.73% (L + 6.00%; 1.00% Floor)	01/22/2027	11,765,473	11,599,744	11,588,991
Towerco IV Holdings, LLC (1) (2) (3) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 4.25%; 1.00% Floor)	04/23/2026	18,094,038	17,893,436	17,776,414
Transtelco Holding, Inc. (2)	Digital Infrastructure & Services	Term Loan	9.98% (L + 5.25%; 0.50% Floor)	03/26/2026	4,708,605	4,683,094	4,508,489
Transtelco Holding, Inc. (1) (2) (5)	Digital Infrastructure & Services	Term Loan	10.48% (L + 5.75%; 0.50% Floor)	03/26/2026	4,708,605	4,683,985	4,567,347
Accelerate Resources Operating, LLC (3) (4)	Energy	Revolver	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	—	(4,437)	—
Accelerate Resources Operating, LLC (1)	Energy	Term Loan	9.88% (L + 5.50%; 1.00% Floor)	02/24/2026	3,684,022	3,644,714	3,684,022
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	1,889,450	1,855,507	1,841,927
Foundation Risk Partners, Corp. (5)	Financials	Delayed Draw Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	2,122,119	2,108,360	2,084,982
Foundation Risk Partners, Corp. (3)	Financials	Revolver	10.32% (S + 6.00%; 0.75% Floor)	10/29/2027	427,437	417,074	409,271
Foundation Risk Partners, Corp. (2)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/30/2028	787,291	776,726	773,513

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Foundation Risk Partners, Corp. (1) (2) (5)	Financials	Term Loan	10.68% (S + 6.00%; 0.75% Floor)	10/29/2028	$9,757,328	$9,656,553	$9,586,574
Galway Borrower, LLC (3) (4)	Financials	Delayed Draw Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	—	(324)	(1,274)
Galway Borrower, LLC (3) (4)	Financials	Revolver	9.98% (L + 5.25%; 0.75% Floor)	09/30/2027	—	(4,314)	(11,492)
Galway Borrower, LLC (1) (2)	Financials	Term Loan	9.98% (L + 5.25%; 0.75% Floor)	09/29/2028	4,251,002	4,193,362	4,070,335
Higginbotham Insurance Agency, Inc. (2) (3)	Financials	Delayed Draw Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	1,418,215	1,400,872	1,376,500
Higginbotham Insurance Agency, Inc. (1) (2) (5)	Financials	Term Loan	9.63% (L + 5.25%; 0.75% Floor)	11/25/2026	8,043,274	7,963,283	7,922,625
Peter C. Foy & Associates Insurance Services, LLC (3) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	1,094,089	1,075,743	1,037,605
Peter C. Foy & Associates Insurance Services, LLC (1) (5)	Financials	Delayed Draw Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	5,929,510	5,878,970	5,662,682
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.12% (S + 6.00%; 0.75% Floor)	11/01/2028	502,267	495,352	479,665
RSC Acquisition, Inc.	Financials	Delayed Draw Term Loan	10.05% (S + 5.50%; 0.75% Floor)	11/02/2026	1,858,816	1,847,931	1,798,405
RSC Acquisition, Inc. (3)	Financials	Delayed Draw Term Loan	10.78% (S + 5.50%; 0.75% Floor)	10/30/2026	208,293	163,003	39,176
Wealth Enhancement Group, LLC (1) (8)	Financials	Delayed Draw Term Loan	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	6,294,610	6,279,281	6,184,455
Wealth Enhancement Group, LLC (3) (8)	Financials	Delayed Draw Term Loan	10.31% (S + 6.00%; 1.00% Floor)	10/04/2027	644,865	641,740	624,421
Wealth Enhancement Group, LLC (3) (4) (8)	Financials	Revolver	9.41% (S + 6.00%; 1.00% Floor)	10/04/2027	—	(1,587)	(8,004)
AAH Topco, LLC (1) (2) (3) (5)	Healthcare & HCIT	Delayed Draw Term Loan	9.79% (L + 5.50%; 0.75% Floor)	12/22/2027	3,495,723	3,353,967	3,262,208
AAH Topco, LLC (3) (4)	Healthcare & HCIT	Revolver	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	—	(13,145)	(31,491)
AAH Topco, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.89% (L + 5.50%; 0.75% Floor)	12/22/2027	6,485,381	6,369,535	6,225,966
American Physician Partners, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	210,956	207,763	198,310
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,044,619	1,033,760	885,314
American Physician Partners, LLC (3)	Healthcare & HCIT	Revolver	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	346,322	344,287	278,612
American Physician Partners, LLC	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	5,569,954	5,360,739	4,720,536
American Physician Partners, LLC (1) (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	2,223,081	2,143,812	1,884,061
American Physician Partners, LLC (2)	Healthcare & HCIT	Term Loan	14.67% (S + 6.75%; 3.50% PIK; 1.00% Floor)	02/15/2023	1,197,659	1,156,370	1,015,016
Analogic Corporation (3)	Healthcare & HCIT	Revolver	9.66% (L + 5.25%; 1.00% Floor)	06/22/2023	189,444	189,049	181,958
Analogic Corporation (1) (5)	Healthcare & HCIT	Term Loan	9.66% (L + 5.25%; 1.00% Floor)	06/22/2024	2,074,722	2,063,433	2,002,107
AOM Acquisition, LLC. (3) (4)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	—	(20,267)	(9,140)
AOM Acquisition, LLC. (1) (2)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	02/18/2027	7,052,170	6,932,469	6,999,279
BAART Programs, Inc. (1) (3) (9)	Healthcare & HCIT	Delayed Draw Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	3,913,117	3,859,734	3,596,122
BAART Programs, Inc. (1) (2) (9)	Healthcare & HCIT	Term Loan	9.73% (L + 5.00%; 1.00% Floor)	06/11/2027	4,721,880	4,688,869	4,497,591
BV EMS Buyer, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.75%; 1.00% Floor)	11/23/2027	764,792	703,741	641,249
BV EMS Buyer, Inc. (2)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,520,986	3,420,849	3,397,752

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Caregiver 2, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	$1,558,643	$1,537,782	$1,469,021
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	4,672,010	4,621,799	4,403,370
Caregiver 2, Inc. (5)	Healthcare & HCIT	Term Loan	10.01% (L + 5.25%; 1.00% Floor)	07/24/2025	670,584	663,377	632,026
Caregiver 2, Inc. (2)	Healthcare & HCIT	Term Loan	9.69% (L + 5.25%; 1.00% Floor)	07/24/2025	640,028	630,459	603,227
Choice Health At Home, LLC, (1) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	988,121	968,239	895,779
Choice Health At Home, LLC, (1) (2)	Healthcare & HCIT	Term Loan	10.14% (L + 6.00%; 1.00% Floor)	12/29/2026	2,677,708	2,644,479	2,557,211
Coding Solutions Acquisition, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	—	(15,076)	(62,111)
Coding Solutions Acquisition, Inc (3)	Healthcare & HCIT	Revolver	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	159,072	145,189	121,292
Coding Solutions Acquisition, Inc (2) (5)	Healthcare & HCIT	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	05/11/2028	5,516,636	5,417,625	5,254,596
Community Based Care Acquisition, Inc. (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	2,034,120	2,003,449	1,948,384
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.93% (S + 5.75%; 1.00% Floor)	09/16/2027	—	(55,320)	(87,363)
Community Based Care Acquisition, Inc. (3) (4)	Healthcare & HCIT	Revolver	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	—	(13,669)	(34,553)
Community Based Care Acquisition, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.93% (S + 5.25%; 1.00% Floor)	09/16/2027	5,288,695	5,203,277	5,077,147
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	368,816	336,057	236,964
Delaware Valley Management Holdings, Inc. (3) (4) (10)	Healthcare & HCIT	Delayed Draw Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	65,913	58,267	(178,955)
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Revolver	— (L + 6.25%; 1.00% Floor)	03/21/2024	537,691	534,876	345,466
Delaware Valley Management Holdings, Inc. (10)	Healthcare & HCIT	Term Loan	— (L + 6.25%; 1.00% Floor)	03/21/2024	3,457,825	3,438,961	2,221,653
FH MD Buyer, Inc. (1) (2)	Healthcare & HCIT	Term Loan	9.38% (L + 5.00%; 0.75% Floor)	07/22/2028	5,465,408	5,417,025	5,246,792
GHA Buyer, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	810,317	801,655	775,879
GHA Buyer, Inc. (3) (4)	Healthcare & HCIT	Revolver	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	—	(4,821)	(40,421)
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	1,955,034	1,947,826	1,871,945
GHA Buyer, Inc. (1) (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,347,734	5,290,225	5,120,455
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	725,344	714,335	694,517
GHA Buyer, Inc. (5)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,630,385	4,575,902	4,433,594
GHA Buyer, Inc. (1)	Healthcare & HCIT	Term Loan	12.98% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	558,835	552,492	535,085
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 6.00%; 1.00% Floor)	10/15/2027	—	(22,762)	—
Honor HN Buyer, Inc (2) (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	762,672	743,223	758,541
Honor HN Buyer, Inc (3) (4)	Healthcare & HCIT	Revolver	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(4,878)	(2,281)
Honor HN Buyer, Inc (1) (2)	Healthcare & HCIT	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	10/15/2027	2,616,861	2,574,759	2,597,235
Medbridge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(18,403)	(30,965)
Medbridge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	957,337	952,433
Medbridge Holdings, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,156,980	15,022,094

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Medical Management Resource Group, LLC (1)	Healthcare & HCIT	Delayed Draw Term Loan	9.83% (L + 5.75%; 0.75% Floor)	09/30/2027	$1,574,165	$1,530,370	$1,515,134
Medical Management Resource Group, LLC (3) (4)	Healthcare & HCIT	Revolver	10.16% (L + 5.75%; 0.75% Floor)	09/30/2026	—	(4,784)	(11,866)
Medical Management Resource Group, LLC (2)	Healthcare & HCIT	Term Loan	10.16% (L + 5.75%; 0.75% Floor)	09/30/2027	3,812,010	3,751,190	3,669,060
Medsuite Purchaser, LLC (3) (4) (11)	Healthcare & HCIT	Delayed Draw Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(41,080)	—
Medsuite Purchaser, LLC (3) (4) (11)	Healthcare & HCIT	Revolver	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(7,832)	(5,103)
Medsuite Purchaser, LLC (1) (2) (11)	Healthcare & HCIT	Term Loan	9.48% (S + 4.75%; 1.00% Floor)	10/22/2026	4,782,533	4,727,484	4,746,664
OMH-HealthEdge Holdings, LLC (3) (4)	Healthcare & HCIT	Revolver	10.03% (L + 5.25%; 1.00% Floor)	10/24/2024	—	(3,799)	(1,147)
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	2,121,853	2,092,279	2,116,548
OMH-HealthEdge Holdings, LLC (2)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	963,638	946,724	961,229
OMH-HealthEdge Holdings, LLC (1)	Healthcare & HCIT	Term Loan	10.03% (L + 5.25%; 1.00% Floor)	10/24/2025	3,661,451	3,618,231	3,652,297
Pace Health Companies, LLC (3) (4)	Healthcare & HCIT	Revolver	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	—	(2,053)	(1,542)
Pace Health Companies, LLC (1)	Healthcare & HCIT	Term Loan	9.23% (L + 4.50%; 1.00% Floor)	08/02/2024	5,140,906	5,122,407	5,128,053
Pinnacle Dermatology Management, LLC (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.55% (S + 5.75%; 0.75% Floor)	12/08/2028	462,795	449,342	421,791
Pinnacle Dermatology Management, LLC (3) (6)	Healthcare & HCIT	Revolver	8.74% (L + 4.00%; 0.75% Floor)	12/08/2026	153,627	142,959	146,906
Pinnacle Dermatology Management, LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.50% (L + 5.75%; 0.75% Floor)	12/08/2028	5,608,718	5,494,471	5,356,325
Pinnacle Treatment Centers, Inc. (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	343,635	342,065	335,904
Pinnacle Treatment Centers, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	—	(1,223)	(6,591)
Pinnacle Treatment Centers, Inc. (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	286,781	280,374	280,329
Pinnacle Treatment Centers, Inc.	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	147,916	147,916	144,588
Pinnacle Treatment Centers, Inc. (2) (5)	Healthcare & HCIT	Term Loan	10.57% (L + 6.50%; 1.00% Floor)	01/02/2026	4,086,076	4,086,076	3,994,140
Priority Ondemand Midco 2,L.P (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	—	(22,041)	(30,472)
Priority Ondemand Midco 2,L.P (1) (2)	Healthcare & HCIT	Term Loan	10.26% (S + 5.50%; 1.00% Floor)	07/17/2028	7,617,883	7,493,551	7,465,525
RCP Encore Acquisition, Inc. (10)	Healthcare & HCIT	Term Loan	— (L + 5.00%; 1.00% Floor)	06/07/2025	3,328,678	3,230,584	33,287
Redwood Family Care Network, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	681,697	590,071	573,016
Redwood Family Care Network, Inc. (1)	Healthcare & HCIT	Delayed Draw Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	5,829,798	5,748,005	5,684,053
Redwood Family Care Network, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(8,245)	(14,718)
Redwood Family Care Network, Inc. (5)	Healthcare & HCIT	Term Loan	10.23% (S + 5.50%; 1.00% Floor)	06/18/2026	6,668,555	6,575,155	6,501,841

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Salisbury House, LLC (3)	Healthcare & HCIT	Revolver	9.24% (S + 5.00%; 1.00% Floor)	08/30/2025	$179,337	$173,206	$162,524
Salisbury House, LLC (1) (2)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	3,934,410	3,874,710	3,786,869
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,237,525	1,215,852	1,191,118
Salisbury House, LLC (1)	Healthcare & HCIT	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	08/30/2025	1,137,143	1,125,353	1,094,500
Sandstone Care Holdings, LLC (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	—	(10,812)	(26,502)
Sandstone Care Holdings, LLC (3)	Healthcare & HCIT	Revolver	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	235,569	220,425	208,773
Sandstone Care Holdings, LLC (1) (5)	Healthcare & HCIT	Term Loan	9.69% (S + 5.50%; 1.00% Floor)	06/28/2028	4,687,823	4,591,008	4,535,469
SCA Buyer, LLC (3)	Healthcare & HCIT	Revolver	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	386,309	380,329	360,555
SCA Buyer, LLC (2)	Healthcare & HCIT	Term Loan	11.38% (S + 6.50%; 1.00% Floor)	01/20/2026	3,795,490	3,759,075	3,643,671
SIS Purchaser, Inc. (3) (4)	Healthcare & HCIT	Revolver	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	—	(12,996)	(37,893)
SIS Purchaser, Inc. (2)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	2,405,941	2,374,979	2,327,748
SIS Purchaser, Inc. (1) (2) (5)	Healthcare & HCIT	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	10/15/2026	12,568,947	12,422,981	12,160,456
Smile Brands, Inc. (5)	Healthcare & HCIT	Delayed Draw Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	482,953	481,469	445,524
Smile Brands, Inc. (3)	Healthcare & HCIT	Revolver	11.00% (P + 3.50%; 0.75% Floor)	10/12/2025	88,025	87,613	68,277
Smile Brands, Inc. (1)	Healthcare & HCIT	Term Loan	7.87% (L + 4.50%; 0.75% Floor)	10/12/2025	1,590,621	1,585,335	1,467,348
Spark DSO LLC (3) (4)	Healthcare & HCIT	Revolver	9.99% (L + 6.25%; 1.00% Floor)	04/20/2026	—	(13,111)	(38,702)
Spark DSO LLC (1) (2) (5)	Healthcare & HCIT	Term Loan	9.99% (L + 6.25%; 1.00% Floor)	04/19/2026	7,274,395	7,188,032	7,019,791
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 5.50%; 1.00% Floor)	08/15/2025	456,510	441,385	430,864
The Center for Orthopedic and Research Excellence, Inc. (2) (6)	Healthcare & HCIT	Delayed Draw Term Loan	10.18% (S + 6.00%; 1.00% Floor)	08/15/2025	1,735,098	1,716,275	1,700,396
The Center for Orthopedic and Research Excellence, Inc. (1) (2)	Healthcare & HCIT	Delayed Draw Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	1,141,583	1,137,251	1,113,044
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare & HCIT	Revolver	10.56% (S + 6.00%; 1.00% Floor)	08/15/2025	552,426	546,948	535,162
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare & HCIT	Term Loan	10.41% (S + 6.00%; 1.00% Floor)	08/15/2025	3,232,332	3,186,733	3,151,523
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare & HCIT	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	08/15/2025	4,843,650	4,802,458	4,722,559
West Dermatology (3) (4)	Healthcare & HCIT	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(33,915)	(522,447)
West Dermatology (3) (4)	Healthcare & HCIT	Revolver	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	—	(22,620)	(186,588)
West Dermatology (1) (2) (5)	Healthcare & HCIT	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	03/17/2028	12,594,247	12,365,225	10,705,110
Activ Software Holdings, LLC (3) (4)	Software & Tech Services	Revolver	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	—	(9,501)	(21,087)
Activ Software Holdings, LLC (1) (2) (5)	Software & Tech Services	Term Loan	11.79% (L + 6.25%; 1.00% Floor)	05/04/2027	7,988,807	7,871,886	7,729,171
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(14,110)	(15,770)
Admiral Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(10,084)	(11,264)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Admiral Buyer, Inc (1)	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	05/08/2028	$5,842,640	$5,738,028	$5,725,787
AMI US Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	9.63% (L + 5.25%)	04/01/2024	—	(5,893)	—
AMI US Holdings, Inc. (1)	Software & Tech Services	Term Loan	9.63% (L + 5.25%; 1.00% Floor)	04/01/2025	8,007,035	7,938,572	8,007,035
Avalara, Inc. (3) (4)	Software & Tech Services	Revolver	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(25,767)	(26,634)
Avalara, Inc. (2) (5)	Software & Tech Services	Term Loan	11.83% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,396,078	10,387,404
Avetta, LLC (3) (4)	Software & Tech Services	Revolver	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	—	(2,142)	(2,472)
Avetta, LLC (2)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	6,768,472	6,704,614	6,734,630
Avetta, LLC (1)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	4,196,029	4,171,041	4,175,049
Avetta, LLC (1) (5)	Software & Tech Services	Term Loan	10.16% (L + 5.75%; 1.00% Floor)	04/10/2024	3,187,003	3,161,068	3,171,068
Bonterra, LLC (3) (4) (12)	Software & Tech Services	Delayed Draw Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	—	(17,010)	(68,655)
Bonterra, LLC (3) (12)	Software & Tech Services	Revolver	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	428,359	414,759	390,927
Bonterra, LLC (1) (2) (5) (12)	Software & Tech Services	Term Loan	10.98% (L + 6.25%; 0.75% Floor)	09/08/2027	15,595,728	15,416,612	15,088,867
Brightspot Buyer, Inc (3) (4)	Software & Tech Services	Revolver	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	—	(11,138)	(20,409)
Brightspot Buyer, Inc (2)	Software & Tech Services	Term Loan	10.18% (S + 5.50%; 0.75% Floor)	11/16/2027	5,215,571	5,130,177	5,059,104
BSI2 Hold Nettle, LLC (3) (4)	Software & Tech Services	Revolver	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	—	(8,123)	(10,306)
BSI2 Hold Nettle, LLC (2) (5)	Software & Tech Services	Term Loan	9.54% (S + 4.75%; 0.75% Floor)	06/30/2028	4,699,602	4,634,781	4,617,359
BusinesSolver.com, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.88% (L + 5.50%; 0.75% Floor)	12/01/2027	169,881	160,968	120,219
BusinesSolver.com, Inc. (2) (5)	Software & Tech Services	Term Loan	10.23% (L + 5.50%; 0.75% Floor)	12/01/2027	7,324,613	7,264,046	7,104,875
Certify, Inc	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	399,689	397,724	396,692
Certify, Inc (5)	Software & Tech Services	Delayed Draw Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	479,627	477,590	476,030
Certify, Inc (3)	Software & Tech Services	Revolver	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	39,969	39,838	38,770
Certify, Inc (1) (2) (5)	Software & Tech Services	Term Loan	9.89% (L + 5.50%; 1.00% Floor)	02/28/2024	3,916,954	3,897,691	3,887,577
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,196)	(27,118)
Community Brands Parentco, LLC (3) (4)	Software & Tech Services	Revolver	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	—	(7,201)	(17,731)
Community Brands Parentco, LLC (1) (2)	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	02/24/2028	7,039,335	6,915,224	6,740,163
Datacor, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	10.09% (S + 5.75%; 1.00% Floor)	12/29/2025	1,113,561	1,084,969	1,100,835
Datacor, Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	—	(7,696)	(9,658)
Datacor, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 1.00% Floor)	12/29/2025	13,841,011	13,618,560	13,633,396
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(4,052)	(34,785)
Degreed, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(11,955)	(26,433)
Degreed, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(1,544)	(12,534)
Degreed, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	2,793,161	2,776,565	2,709,367
Degreed, Inc. (1) (5)	Software & Tech Services	Term Loan	10.92% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	5,172,233	5,138,480	5,017,066
Dispatch Track, LLC (3) (4)	Software & Tech Services	Revolver	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	—	(1,812)	(3,019)
Dispatch Track, LLC (1) (2)	Software & Tech Services	Term Loan	8.86% (L + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,777,608	9,751,437
Drilling Info Holdings, Inc. (1)	Software & Tech Services	Term Loan	8.63% (L + 4.25%)	07/30/2025	3,292,167	3,285,890	3,226,324
EET Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	—	(11,261)	(13,816)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EET Buyer, Inc. (2) (5)	Software & Tech Services	Term Loan	10.26% (L + 5.25%; 0.75% Floor)	11/08/2027	$6,856,127	$6,744,365	$6,719,005
Exterro, Inc. (3) (4)	Software & Tech Services	Revolver	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	—	(1,197)	(1,238)
Exterro, Inc. (2) (5)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	6,237,900	6,184,219	6,206,710
Exterro, Inc. (1) (2)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	5,809,123	5,752,695	5,780,077
Exterro, Inc. (1)	Software & Tech Services	Term Loan	10.27% (L + 5.50%; 1.00% Floor)	05/31/2024	2,793,450	2,779,059	2,779,483
Faithlife, LLC (1) (2)	Software & Tech Services	Delayed Draw Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	708,304	700,650	708,304
Faithlife, LLC (3) (4)	Software & Tech Services	Revolver	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	—	(3,059)	—
Faithlife, LLC (1) (2)	Software & Tech Services	Term Loan	10.68% (S + 6.00%; 1.00% Floor)	09/18/2025	304,180	300,827	304,180
Fusion Holding Corp (3) (4)	Software & Tech Services	Revolver	10.78% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(29,257)	(34,480)
Fusion Holding Corp (1) (2) (5)	Software & Tech Services	Term Loan	10.78% (S + 6.25%; 0.75% Floor)	09/15/2029	16,895,061	16,530,288	16,472,685
Fusion Risk Management Inc (3) (4)	Software & Tech Services	Revolver	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	—	(18,154)	(29,850)
Fusion Risk Management Inc (1) (5)	Software & Tech Services	Term Loan	11.40% (S + 6.50%; 1.00% Floor)	08/30/2028	8,610,210	8,428,666	8,308,852
Genesis Acquisition Co. (5)	Software & Tech Services	Revolver	8.48% (L + 3.75%)	07/31/2024	202,400	201,292	196,834
Genesis Acquisition Co. (1) (2)	Software & Tech Services	Term Loan	7.92% (L + 3.75%)	07/31/2024	1,360,788	1,352,870	1,323,367
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(19,492)	(30,806)
Greenhouse Software, Inc. (3) (4)	Software & Tech Services	Revolver	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(14,303)	(15,112)
Greenhouse Software, Inc. (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,179,502	12,067,424
Greenhouse Software, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.58% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,164,695	14,145,275
Gryphon-Redwood Acquisition LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	—	(26,449)	(35,685)
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	14.58% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,521,435	3,463,723	3,442,202
GS AcquisitionCo, Inc. (3) (4)	Software & Tech Services	Revolver	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	—	(1,923)	(18,268)
GS AcquisitionCo, Inc. (1) (2) (5) (6)	Software & Tech Services	Term Loan	9.92% (L + 5.75%; 1.00% Floor)	05/22/2026	9,479,087	9,448,353	9,099,923
Iodine Software, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(41,099)	(25,771)
Iodine Software, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	7,956,211	7,838,340	7,797,087
Iodine Software, LLC (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	—	(16,085)	(21,781)
Iodine Software, LLC (1) (2)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	05/19/2027	5,281,749	5,203,738	5,176,114
Kaseya Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(8,852)	(19,103)
Kaseya Inc. (3) (4)	Software & Tech Services	Revolver	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	—	(4,425)	(23,879)
Kaseya Inc. (1) (2)	Software & Tech Services	Term Loan	10.33% (S + 5.75%; 0.75% Floor)	06/25/2029	10,506,804	10,360,743	10,112,799
Mavenlink, Inc. (3)	Software & Tech Services	Revolver	9.89% (L + 5.75%; 0.75% Floor)	06/03/2027	357,963	328,924	308,743
Mavenlink, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.14% (L + 5.75%; 0.75% Floor)	06/03/2027	15,034,451	14,790,523	14,621,004
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.49% (L + 4.75%; 1.00% Floor)	04/21/2027	581,896	578,330	580,442
Moon Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	—	(12,657)	(2,909)
Moon Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.48% (L + 4.75%; 1.00% Floor)	04/21/2027	6,304,848	6,236,280	6,289,086

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Mykaarma Acquisition LLC (3) (4)	Software & Tech Services	Revolver	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	$—	$(10,357)	$(16,313)
Mykaarma Acquisition LLC (2) (5)	Software & Tech Services	Term Loan	10.88% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,103,707	5,997,612	5,935,855
Navigate360, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	1,808,174	1,786,326	1,772,010
Navigate360, LLC (3) (4)	Software & Tech Services	Revolver	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	—	(10,211)	(12,085)
Navigate360, LLC (2)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	2,265,796	2,221,961	2,220,480
Navigate360, LLC (5)	Software & Tech Services	Term Loan	10.33% (S + 6.00%; 1.00% Floor)	03/17/2027	4,197,924	4,125,548	4,113,965
Netwrix Corporation And Concept Searching Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	548,139	543,652	521,729
Netwrix Corporation And Concept Searching Inc. (3) (4)	Software & Tech Services	Revolver	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,349)	(7,748)
Netwrix Corporation And Concept Searching Inc. (1) (2)	Software & Tech Services	Term Loan	9.70% (S + 5.00%; 0.75% Floor)	06/11/2029	9,204,116	9,181,651	9,112,075
Ping Identity Corporation (3) (4)	Software & Tech Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(29,103)	(30,084)
Ping Identity Corporation (1) (2) (5)	Software & Tech Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,741,078	11,732,609
Ranger Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.88% (L + 5.50%; 0.75% Floor)	11/18/2027	—	(19,742)	(29,981)
Ranger Buyer, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	9.88% (L + 5.50%; 0.75% Floor)	11/17/2028	14,282,859	14,033,779	13,925,788
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	—	(21,889)	(35,512)
Sauce Labs, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,925,189	1,895,279	1,877,059
Sauce Labs, Inc. (3) (4)	Software & Tech Services	Revolver	10.31% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(19,953)	(32,046)
Sauce Labs, Inc. (2) (5)	Software & Tech Services	Term Loan	10.31% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	7,504,362	7,377,979	7,316,753
Saviynt, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(151,721)	(152,450)
Saviynt, Inc. (3) (4)	Software & Tech Services	Revolver	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	—	(15,172)	(15,245)
Saviynt, Inc. (2) (5)	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 1.00% Floor)	12/22/2027	18,293,942	17,838,779	17,836,593
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(3,101)	(8,260)
ScyllaDB, Inc. (3) (4)	Software & Tech Services	Revolver	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	—	(2,481)	(4,626)
ScyllaDB, Inc. (5)	Software & Tech Services	Term Loan	10.82% (S + 6.50%; 1.00% Floor)	09/08/2027	2,643,348	2,577,310	2,597,089
Securonix, Inc. (3) (4)	Software & Tech Services	Revolver	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	—	(23,716)	(69,225)
Securonix, Inc. (2) (5)	Software & Tech Services	Term Loan	10.10% (S + 6.50%; 0.75% Floor)	04/05/2028	8,546,314	8,414,561	8,161,730
Sirsi Corporation (3) (4)	Software & Tech Services	Revolver	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	—	(2,145)	(2,769)
Sirsi Corporation (1) (2)	Software & Tech Services	Term Loan	8.88% (L + 4.50%; 1.00% Floor)	03/15/2024	6,591,250	6,563,978	6,558,294
Smartlinx Solutions, LLC (3)	Software & Tech Services	Revolver	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	129,871	127,080	114,286
Smartlinx Solutions, LLC	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	493,137	484,961	478,342
Smartlinx Solutions, LLC (1) (2) (5)	Software & Tech Services	Term Loan	10.48% (L + 5.75%; 1.00% Floor)	03/04/2026	5,620,327	5,559,389	5,451,717
Soladoc, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(21,438)	(53,003)
Soladoc, LLC (3) (4)	Software & Tech Services	Revolver	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	—	(10,724)	(19,140)
Soladoc, LLC (1) (2)	Software & Tech Services	Term Loan	10.07% (S + 5.25%; 0.75% Floor)	06/12/2028	5,889,225	5,781,986	5,697,825
SugarCRM, Inc. (3) (4)	Software & Tech Services	Revolver	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	—	(1,483)	(4,654)
SugarCRM, Inc. (1) (5)	Software & Tech Services	Term Loan	10.88% (L + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,243,198	4,204,792

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sundance Group Holdings, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	$3,547,253	$3,493,454	$3,449,704
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	—	(21,522)	(39,020)
Sundance Group Holdings, Inc. (2) (5)	Software & Tech Services	Term Loan	10.75% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,644,830	11,499,012
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	10.93% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	450,131	451,036
Swiftpage, Inc. (3) (4)	Software & Tech Services	Revolver	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	—	(414)	(9,576)
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	222,833	222,285	213,363
Swiftpage, Inc. (2)	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	06/13/2023	2,420,745	2,416,550	2,317,863
Sysnet North America, Inc. (1) (2) (5)	Software & Tech Services	Term Loan	11.50% (L + 5.00%; 1.00% Floor)	12/01/2026	8,862,217	8,790,246	8,552,039
Telcor Buyer, Inc. (3) (4)	Software & Tech Services	Revolver	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	—	(3,400)	(7,996)
Telcor Buyer, Inc. (1) (2)	Software & Tech Services	Term Loan	9.64% (L + 4.50%; 1.00% Floor)	08/20/2027	9,304,625	9,195,815	9,048,748
Telesoft Holdings, LLC (3)	Software & Tech Services	Revolver	10.14% (L + 5.75%; 1.00% Floor)	12/16/2025	49,739	43,024	36,309
Telesoft Holdings, LLC (2) (5)	Software & Tech Services	Term Loan	10.13% (L + 5.75%; 1.00% Floor)	12/16/2025	5,804,526	5,737,622	5,673,924
TRGRP, Inc. (3) (4)	Software & Tech Services	Revolver	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	—	(1,126)	—
TRGRP, Inc. (2) (5)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	5,052,223	5,025,591	5,052,223
TRGRP, Inc. (2)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	2,370,051	2,355,364	2,370,051
TRGRP, Inc. (1)	Software & Tech Services	Term Loan	11.73% (L + 4.50%; 2.50% PIK; 1.00% Floor)	11/01/2023	1,128,534	1,124,106	1,128,534
Unanet, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(37,535)	(37,904)
Unanet, Inc. (3) (4)	Software & Tech Services	Revolver	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	—	(25,270)	(25,270)
Unanet, Inc. (2) (5)	Software & Tech Services	Term Loan	10.97% (S + 6.25%; 0.75% Floor)	12/08/2028	12,003,044	11,764,925	11,762,983
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.22% (L + 6.50%; 1.00% Floor)	04/30/2027	272,766	268,398	267,992
Ungerboeck Systems International, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	676,978
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	322,391	318,814	315,943
Ungerboeck Systems International, LLC (3) (4)	Software & Tech Services	Revolver	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	—	(3,012)	(4,588)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	11.28% (L + 6.50%; 1.00% Floor)	04/30/2027	136,383	133,886	133,655
Ungerboeck Systems International, LLC (2) (5)	Software & Tech Services	Term Loan	11.23% (L + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,687,154	2,662,931
Vectra AI, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(18,778)	(34,914)
Vectra AI, Inc. (3) (4)	Software & Tech Services	Revolver	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	—	(3,756)	(6,983)
Vectra AI, Inc. (2) (5)	Software & Tech Services	Term Loan	10.49% (L + 5.75%; 1.00% Floor)	03/18/2026	3,258,620	3,204,291	3,160,862
Vehlo Purchaser, LLC (2) (5)	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,133,560	6,148,719
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Revolver	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	—	(16,782)	(18,586)
Vehlo Purchaser, LLC (1) (2) (5)	Software & Tech Services	Term Loan	9.69% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,000,883	21,968,118
Velocity Purchaser Corporation (3) (4)	Software & Tech Services	Revolver	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	—	(611)	(483)
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	2,412,446	2,405,375	2,406,415
Velocity Purchaser Corporation (1) (2)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00% Floor)	12/01/2023	4,765,411	4,735,630	4,753,497

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	10.24% (S + 6.00%; 1.00 % Floor)	12/01/2023	$600,106	$597,933	$598,605
Veracross LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(13,965)	(37,549)
Veracross LLC (3) (4)	Software & Tech Services	Revolver	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	—	(18,636)	(36,158)
Veracross LLC (5)	Software & Tech Services	Term Loan	11.23% (S + 2.00%; 5.00% PIK; 1.00% Floor)	12/28/2027	12,906,513	12,701,489	12,487,052
Zendesk, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(32,741)	(33,335)
Zendesk, Inc. (3) (4)	Software & Tech Services	Revolver	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	—	(26,961)	(27,453)
Zendesk, Inc. (2) (5)	Software & Tech Services	Term Loan	11.04% (S + 6.50%; 0.75% Floor)	11/22/2028	13,334,101	13,072,194	13,067,419
Dillon Logistics, Inc. (10)	Transport & Logistics	Revolver	— (P + 6.00%; 1.00% Floor)	12/11/2023	834,642	750,748	54,586
Dillon Logistics, Inc. (10)	Transport & Logistics	Term Loan	— (L + 7.00%; 1.00% Floor)	12/11/2023	3,079,544	2,673,820	201,402

Total U.S. 1st Lien/Senior Secured Debt						1,097,596,835	1,070,520,769
2nd Lien/Junior Secured Debt—2.33%
Conterra Ultra Broadband Holdings, Inc. (1) (2)	Digital Infrastructure & Services	Term Loan	13.01% (L + 8.50%; 1.00% Floor)	04/30/2027	$6,537,710	$6,476,655	$6,521,366
Brave Parent Holdings, Inc. (1)	Software & Tech Services	Term Loan	11.88% (L + 7.50%)	04/17/2026	1,230,107	1,216,529	1,199,354
Symplr Software, Inc. (1) (2)	Software & Tech Services	Term Loan	12.07% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,083,175	2,919,316

Total U.S. 2nd Lien/Junior Secured Debt						10,776,359	10,640,036

Total U.S. Corporate Debt						1,108,373,194	1,081,160,805
Canadian Corporate Debt—3.87%
1st Lien/Senior Secured Debt—3.87%
McNairn Holdings Ltd. (1) (13)	Business Services	Term Loan	9.98% (L + 5.00%; 0.50% PIK; 1.00% Floor)	11/25/2025	$739,507	$730,174	$726,566
Syntax Systems Ltd (1) (2) (13)	Digital Infrastructure & Services	Term Loan	10.13% (L + 5.75%; 0.75% Floor)	10/29/2028	8,773,543	8,699,024	8,334,866
Syntax Systems Ltd (3) (13)	Digital Infrastructure & Services	Revolver	10.04% (L + 5.75%; 0.75% Floor)	10/29/2026	649,103	641,599	600,420
Syntax Systems Ltd (3) (4) (13)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.13% (L + 5.50%; 0.75% Floor)	10/29/2028	—	(20,396)	(121,707)
Banneker V Acquisition, Inc. (2) (5) (13)	Software & Tech Services	Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	7,105,235	7,011,398	7,105,235
Banneker V Acquisition, Inc. (3) (4) (13)	Software & Tech Services	Revolver	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	—	(3,068)	—
Banneker V Acquisition, Inc. (2) (13)	Software & Tech Services	Delayed Draw Term Loan	10.39% (L + 6.00%; 1.00% Floor)	12/04/2025	1,024,233	1,012,076	1,024,233

Total Canadian 1st Lien/Senior Secured Debt						18,070,807	17,669,613

Total Canadian Corporate Debt						18,070,807	17,669,613

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value
U.S. Preferred Stock—2.02%
Ntiva Investments, LLC (MSP Global Holdings, Inc) (15)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$272,826	$234,701
Bowline Topco LLC^^ (15) (16)	LLC Units	Energy	08/09/2021	2,946,390	—	173,837
SBS Ultimate Holdings, LP (15)	Class A	Healthcare & HCIT	09/18/2020	217,710	861,878	266
Alphasense, Inc. (13) (15)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	474,027
Concerto Health AI Solutions, LLC (15) (16)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	351,172
Datarobot, Inc. (15)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	80,863
Datarobot, Inc. (15)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	364,025
Degreed, Inc. (15)	Series D	Software & Tech Services	04/30/2021	16,943	278,308	260,465
Degreed, Inc. (15)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	358,800
Heap, Inc. (15)	Series D	Software & Tech Services	11/24/2021	17,425	147,443	148,351
Heap, Inc. (15)	Series C	Software & Tech Services	05/21/2019	189,617	696,351	1,032,478

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (15)	Perpetual	Software & Tech Services	06/23/2022	1,345	$1,311,760	$1,377,730
Netskope, Inc. (15)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	377,701
Phenom People, Inc. (15)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	444,061
Protoscale Rubrik, LLC (15)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	687,828
Swyft Parent Holdings LP (15) (16)	LP Interests	Software & Tech Services	02/07/2022	850,470	811,438	840,825
Symplr Software Intermediate Holdings, Inc. (15)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	1,901,763
Vectra AI, Inc (15)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	109,329

Total U.S. Preferred Stock					8,168,876	9,218,222
U.S. Common Stock—1.72%
Global Radar Holdings, LLC (15) (16)	Earn Out	Business Services	11/08/2022	125	$—	$2,179
AEG Holding Company, Inc. (15)	Class A	Consumer Discretionary	11/20/2017	320	321,309	338,179
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (15)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	122,100
8x8, Inc. (13) (15) (17)	Common Units	Digital Infrastructure & Services		7,886	170,890	34,068
Avant Communications, LLC (15) (16)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	300,030
NEPCORE Parent Holdings, LLC (15)	Class A	Digital Infrastructure & Services	10/21/2021	95	95,249	74,585
Nepcore Parent Holdings, LLC (Coretelligent Intermediate, LLC) (15)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	332,454
Ntiva Investments, LLC (MSP Global Holdings, Inc) (15)	Class A	Digital Infrastructure & Ser vic es	01/24/2022	333,937	61,111	52,571
Thrive Parent, LLC (15)	Class L	Digital Infrastructure & Services	01/22/2021	100,219	$263,195	$406,456
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (15)	Class B	Healthcare & HCIT	09/30/2021	34,492	34,492	38,533
American Outcomes Management, L.P. (15)(16)	Class A	Healthcare & HCIT	02/17/2022	290,393	290,393	515,299
Community Based Care Holdings, LP (15)	LP Interests	Healthcare & HCIT	01/03/2022	179	178,916	191,113
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (15)	Class A	Healthcare & HCIT	03/31/2022	86,555	86,555	81,204
Health Platform Group, Inc (15)	Earn Out	Healthcare & HCIT	10/31/2020	16,502	—	—
INH Group Holdings, Inc. (15)	Class A	Healthcare & HCIT	01/31/2019	484,552	484,552	6,249
RCFN Parent, LP (People’s Care) (15)	Class A	Healthcare & HCIT	06/18/2021	77	78,284	83,644
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (15)	LP Interests	Healthcare & HCIT	10/14/2021	590,203	590,203	830,544
Brightspot Holdco, LLC (15)	LLC Units	Software & Tech Services	11/16/2021	433,207	433,207	427,682
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (15)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	162,814
Human Security (15)	Common Shares	Software & Tech Services	07/29/2022	339,568	953,134	953,127
Moon Topco, L.P. (Radiant Logic, Inc.) (15)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	55,819
Mykaarma Acquisition LLC (15)	Class A	Software & Tech Services	03/21/2022	257,031	257,031	277,758
Ranger Lexipol Holdings, LLC (15)	Class B	Software & Tech Services	11/18/2021	433	—	175,219

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value
Ranger Lexipol Holdings, LLC (15)	Class A	Software & Tech Services	11/18/2021	433	$433,207	$404,565
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (15)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	253,338
Samsara Networks, Inc. (13) (15) (17)	Class A	Software & Tech Services		33,451	369,998	415,796
Stripe, Inc. (15)	Class B	Software & Tech Services	05/17/2021	4,158	166,854	123,181
Swyft Parent Holdings LP (15) (16)	LP Interests	Software & Tech Services	02/07/2022	4,485	—	76,262
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (15)	LP Interests	Transport & Logistics	02/05/2021	193,770	120,614	471,569
REP RO Coinvest IV A Blocker (Road One) (15)	Class A	Transport & Logistics	12/28/2022	66,441,840	664,418	664,418

Total U.S. Common Stock					7,179,288	7,870,756
U.S. Warrants— 0.17%
SBS Ultimate Holdings, LP, expire 09/18/2030 (15)	Class A	Healthcare & HCIT	09/18/2020	17,419	$—	$—
Alphasense, Inc., expire 05/29/2027 (13) (15)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	480,369
Degreed, Inc., expire 04/11/2028 (15)	Series D	Software & Tech Services	04/11/2021	7,624	—	17,163
Degreed, Inc., expire 05/31/2026 (15)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	109,950
Degreed, Inc., expire 08/18/2029 (15)	Common Shares	Software & Tech Services	08/18/2022	9,374	—	45,483
ScyllaDB, Inc., expire 09/08/2032 (15)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	44,046
Vectra AI, Inc., expire 03/18/2031 (15)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	79,903

Total U.S. Warrants					184,077	776,914

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2022

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)		Shares	Cost	Fair Value
United Kingdom Warrants—0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (15)	Preferred Units	Software & Tech Services			8,832	$159,859	$217,181

Total United Kingdom Warrants						159,859	217,181
Portfolio Company	Class/Series				Shares	Cost	Fair Value
U.S. Investment Companies—1.23%
Orangewood WWB Co-Invest, L.P. (15) (18)	LP Interests				829,314	$829,314	$829,314
ORCP III Triton Co-Investors, L.P. (15) (18)	LP Interests				341,592	98,394	420,500
AB Equity Investors, L.P. (15) (18)	LP Interests				984,786	984,786	1,307,429
Falcon Co-Investment Partners, L.P. (15) (18)	LP Interests				812,734	812,734	813,547
GHP E Aggregator, LLC (15) (18)	LLC Units				417,813	186,588	614,185
GHP SPV 2, L.P. (13) (15) (18)	LP Interests				244,920	244,920	230,225
Magenta Blocker Aggregator, LP (15) (18)	Class A				821,396	676,978	1,126,955
Palms Co-Investment Partners, L.P. (15) (18)	LP Interests				261,449	261,449	261,449

Total U.S. Investment Companies						4,095,163	5,603,604

TOTAL INVESTMENTS—245.69% (19)						$1,146,231,264	$1,122,517,095

Portfolio Company		Industry			Shares	Cost	Fair Value
Cash Equivalents—6.34%
U.S. Investment Companies—6.34%
Blackrock T Fund I (17) (20)	Money Market	Money Market Portfolio	4.03	%(21)	14,121,193	$14,121,193	$14,121,193
State Street Institutional US Government Money Market Fund (17) (20)	Money Market	Money Market Portfolio	4.12	%(21)	14,850,792	14,850,792	14,850,792

Total U.S. Investment Companies						28,971,985	28,971,985

Total Cash Equivalents						28,971,985	28,971,985

LIABILITIES IN EXCESS OF OTHER ASSETS—(152.03%)							$(694,610,587)

NET ASSETS—100.00%							$456,878,493

(++)
Unless otherwise indicated, all securities represent co-investments made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

+
As of December 31, 2022, qualifying assets represented
96.90
% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least
70
% of our total assets.

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
LIBOR and SOFR loans may be subject to interest floors. As of December 31, 2022, rates for weekly 1M L, 3M L 6M L, 1M S, 3M S and 6M S are
4.39
%,
4.73
%,
5.15
%,
4.42
%,
4.73
% and
4.98
%, respectively. As of December 31, 2022, the U.S. Prime rate was
7.50
%.

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
December 31, 2023
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
On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. At December 31, 2023, the Fund had total Capital Commitments of $648,591,916, of which 17% or $110,236,006 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
On July 30, 2020, February 11, 2021, and January 13, 2023, the Adviser established ABPCIC Funding II LLC (“ABPCIC Funding II”), ABPCIC Funding III LLC (“ABPCIC Funding III”) and ABPCIC Funding IV LLC (“ABPCIC Funding IV”), respectively, Delaware limited liability companies. ABPCIC Funding II, ABPCIC Funding III, and ABPCIC Funding IV are 100% owned by the Fund and are consolidated in the Fund’s consolidated financial statements commencing from the date of their formation.
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
Reclassifications
Certain previously disclosed industry classifications have been expanded to add additional sub-industries. Investments fitting into the new subindustries have been reclassified accordingly.
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
Non-Accrual Investments
Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2023, the Fund had certain investments held in three portfolio companies on non-accrual status, which represented 1.46% and 0.27% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2022, the Fund had certain investments held in three portfolio companies on non-accrual status, which represented 0.96% and 0.26% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value.
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
The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of December 31, 2023, and December 31, 2022, $0 and $0, respectively, of accrued excise taxes remained payable. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Fund accrued income taxes of $523,389, $1,181,087 and $278,497, respectively. As of December 31, 2023, and December 31, 2022, $241,195 and $1,303,918, respectively, of accrued income taxes remained payable.
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
Advi
so
ry Agr
ee
ment
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
For the year ended December 31, 2023, the Fund incurred a management fee of $16,898,965. For the year ended December 31, 2022, the Fund incurred a management fee of $14,216,401, of which $283,566 was voluntarily waived by the Adviser. For the year ended December 31, 2021, the Fund incurred a management fee of $10,090,280, of which $1,198,763 was voluntarily waived by the Adviser. As of December 31, 2023, and December 31, 2022, $4,479,535 and $3,778,123, respectively, of accrued management fee remained payable.
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
For the year ended December 31, 2023, the Fund incurred income – based incentive fees of $11,850,031. For the year ended December 31, 2022, the Fund incurred income – based incentive fees of $6,693,257. For the year ended December 31, 2021, the Fund incurred income – based incentive fees of $3,650,394. As of December 31, 2023, and December 31, 2022, $3,369,132, and $2,534,935, respectively, of accrued income-based incentive fees remained payable.
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
While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the year ended December 31, 2023. For the year ended December 31, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $(1,283,044), which was not realized. For the year ended December 31, 2021, the Fund incurred capital gains incentive fee of $1,283,044. As of December 31, 2023 and December 31, 2022, no capital gains incentive fee remained payable.
The amount of capital gains incentive fee expense related to a hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s p
o
rtfolio as of period end and the termination of the Amended and Restated Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

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
Administration Agreement and Expense Reimbursement Agreement
The Fund has entered into the Administration Agreement with the Administrator and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of its Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator will be responsible for providing the Fund with clerical, bookkeeping, record keeping and other administrative services. The Fund will reimburse the Adviser an amount equal to the Fund’s allocable portion (subject to the review of its Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.
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
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Fund accrued $143,797, $122,244 and $79,209, respectively, in transfer agent fees. As of December 31, 2023 and December 31, 2022, $35,381 and $34,224, respectively, of accrued transfer agent fees remained payable.
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
Affiliates
As defined in the Investment Company Act, an investment is deemed to be a “controlled affiliated person” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. The table below presents the Fund’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2023
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$10	$—	$—	$(10)	$—	$—
Delaware Valley Management Holdings, Inc.	—	235,903	—	—	1,233	237,136	—
Delaware Valley Management Holdings, Inc.	—	773,399	—	—	(148,754)	624,645	—
Delaware Valley Management Holdings, Inc.	—	329,240	—	—	21,052	350,292	—
Delaware Valley Management Holdings, Inc.	—	2,117,326	—	—	135,464	2,252,790	—

Total Non-Controlled Affiliates	$—	$3,455,878	$—	$—	$8,985	$3,464,863	$—
Controlled Affiliates
Bowline Topco LLC	$173,837	$—	$(307,140)	$307,140	$(173,837)	$—	$—

Total Controlled Affiliates	$173,837	$—	$(307,140)	$307,140	$(173,837)	$—	$—

Total Affiliates	$173,837	$3,455,878	$(307,140)	$307,140	$(164,852)	$3,464,863	$—

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2022
Controlled Affiliates
Bowline Energy, LLC	$3,501,384	$—	$(3,463,180)	$—	$(38,204)	$—	$219,123
Bowline Topco LLC	2,600,575	—	(5,903,855)	3,901,578	(424,461)	173,837	—

Total Controlled Affiliates	$6,101,959	$—	$(9,367,035)	$3,901,578	$(462,665)	$173,837	$219,123

Total Affiliates	$6,101,959	$—	$(9,367,035)	$3,901,578	$(462,665)	$173,837	$219,123

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

4. Borrowings
Credit Facilities
HSBC Credit Facility
On July 8, 2021, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2023, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.
On June 10, 2022, the Fund entered into Amendment no. 6 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment No. 6 (i) extended the maturity date of the 2021 HSBC Credit Facility from June 10, 2022 to June 9, 2023 and (ii) reduced the Fund’s sublimit commitment from $50,000,000 to $33,000,000.
On November 10, 2022, the Fund entered into amendment No. 7 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment No. 7 (i) temporarily increased the 2021 HSBC Credit Facility’s maximum commitment from $135,000,000 to $200,000,000 until March 31, 2023 and (ii) temporarily increased the Fund’s sublimit commitment from $33,000,000 to $50,000,000 until March 31, 2023.
On March 30, 2023, the Fund entered into Amendment No. 8 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment No. 8 extended the Temporary Increase Maturity Date from March 31, 2023 until June 9, 2023.
On June 9, 2023, the Fund entered into Amendment No. 9 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment No. 9 (i) extended the maturity date of the 2021 HSBC Credit Facility from June 9, 2023 to June 7, 2024 and (ii) temporarily reduced the 2021 HSBC Credit Facility’s maximum commitment from $200,000,000 to $135,000,000 until June 7, 2024 and (iii) reduced the Fund’s sublimit commitment from $33,000,000 to $31,000,000.

On November 15, 2023, the Fund entered into Amendment No. 10 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment No. 10 (i) temporarily increased the 2021 HSBC Credit Facility’s maximum commitment from $135,000,000 to $200,000,000 until February 13, 2024 and (ii) temporarily increased the Fund’s facility sublimit from $31,000,000 to $40,000,000 until
February 13, 2024 and reduced from $40,000,000 to $30,000,000 until June 7, 2024.
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
All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of December 31, 2023, the Fund is in compliance with these covenants.
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
Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding IV. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. There is no collateral management fee charged as long as Advisor serves as a collateral manager. ABPCIC Funding IV will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding IV has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2023, the Fund is in compliance with these covenants.
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

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2023 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$8,000,000	$32,000,000	$8,000,000
Synovus	200,000,000	198,000,000	2,000,000	198,000,000
Natixis	200,000,000	105,500,000	94,500,000	105,500,000

Total	$440,000,000	$311,500,000	$128,500,000	$311,500,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2022 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$50,000,000	$—	$50,000,000	$—
Synovus	200,000,000	180,000,000	20,000,000	180,000,000
Natixis	300,000,000	268,000,000	32,000,000	268,000,000

Total	$550,000,000	$448,000,000	$102,000,000	$448,000,000

As of December 31, 2023 and December 31, 2022, deferred financing costs were $2,461,248 and $1,146,619, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.
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

The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,580,763
Class A-1-L Senior Secured Floating Rate Note (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,787,057
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,914,823
Class A-2-R Senior Secured Deferrable Floating Rate (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,376,507
Class B-R Senior Secured Deferrable Floating Rate (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $390,381 and $700,469, respectively, as of December 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

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
The VI Notes are the secured obligations of the VI Co-Issuers, and the indenture governing the VI Notes includes customary covenants and events of default. The VI Notes have not been, and are not expected to, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
The Adviser serves as collateral manager to the VI Issuer pursuant to a collateral management agreement between the Adviser and the VI Issuer (the “CLO VI Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement. Pursuant to a new CLO notes issuance, a collateral management fee is no longer charged as long as the Adviser serves as a collateral manager and as such, for the year ended December 31, 2023, the Fund incurred no collateral management fees. For the year ended December 31, 2022, the Fund incurred collateral management fees of $588,476, which was voluntarily waived by the Adviser. For the year ended December 31, 2021, the Fund incurred collateral management fees of $1,844,600, which was voluntarily waived by the Adviser.
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

The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of December 31, 2023 were as follows:

	December 31, 2023
	Principal Amount	Interest Rate	Carrying Valueu (1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 2.60%	$225,734,763
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 3.65%	$35,642,331
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 4.55%	$35,642,331
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 6.90%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

*	Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $2,980,575, respectively, as of December 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

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
Secured Borrowings outstanding as of December 31, 2023 were as follows :

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	10/23/2023	90 days or less from trade date	2.27	$2,325,617

				$2,325,617

Secured Borrowings outstanding as of December 31, 2022 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	12/22/2022	90 days or less from trade date	2.27	$5,917,275

				$5,917,275

As of December 31, 2023 and December 31, 2022, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Revolving Credit Facilities, Notes and Secured Borrowings were $856,504,192 and $699,022,842, respectively.

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the components of interest and other debt expenses related to the borrowings were as follows:

	For the year ended	For the year ended	For the year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest and borrowing expenses	$62,143,437	$27,779,045	$10,795,208
Commitment fees	677,738	568,349	377,176
Amortization of discount, debt issuance and deferred financing costs	3,851,415	4,576,317	2,764,057

Total	$66,672,590	$32,923,711	$13,936,441

Weighted average interest rate (1)	7.83%	4.32%	2.50%
Average outstanding balance	$797,276,741	$642,477,571	$431,160,914

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.
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
The following table summarizes the valuation of the Fund’s investments as of December 31, 2023:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$57,230,250	$—	$—	$57,230,250

Total Cash Equivalents	$57,230,250	$—	$—	$57,230,250

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,270,762,647	$1,270,762,647
2nd Lien/Junior Secured Debt	—	—	9,205,885	9,205,885
Preferred Stock	—	—	8,777,660	8,777,660
Common Stock	29,809	—	10,039,580	10,069,389
Warrants	—	—	1,290,859	1,290,859

Total	$29,809	$—	$1,300,076,631	$1,300,106,440

Investments valued at NAV as a practical expedient #				11,014,144

Total assets #				$1,311,120,584

*	See consolidated schedule of investments for industry classifications.
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

The following is a reconciliation of Level 3 assets for the year ended December 31, 2023:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of January 1, 2023	$1,088,190,382	$10,640,036	$7,420,892	$9,218,222	$994,095	$1,116,463,627
Purchases (including PIK)	331,961,677	—	2,953,033	307,380	41,528	335,263,618
Sales and principal payments	(155,742,027)	(1,230,106)	(344,961)	(838,348)	—	(158,155,442)
Realized Gain (Loss)	(3,284,325)	—	6,244	(652,009)	—	(3,930,090)
Net Amortization of Premium/Discount	6,043,162	32,368	—	—	—	6,075,530
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	3,593,778	(236,413)	4,372	742,415	255,236	4,359,388

Balance as of December 31, 2023	$1,270,762,647	$9,205,885	$10,039,580	$8,777,660	$1,290,859	$1,300,076,631

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(31,790)	$(253,588)	$4,372	$217,846	$255,236	$192,076
For the year ended December 31, 2023, there were no transfers into or out of Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2022:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Common Stock	Preferred Stock	Warrants	Total
Balance as of January 1, 2022	$859,412,243	$10,677,299	$4,695,735	$12,563,914	$1,111,543	$888,460,734
Purchases (including PIK)	447,434,086	220,045	2,683,623	2,396,024	43,880	452,777,658
Sales and principal payments	(196,946,622)	—	(159,711)	(8,919,847)	(299,962)	(206,326,142)
Realized Gain (Loss)	(19,544)	—	(46)	5,415,842	275,999	5,672,251
Net Amortization of Premium/Discount	6,629,933	21,713	—	—	—	6,651,646
Transfers In	—	—	426,294	—	—	426,294
Transfers Out	—	—	(802,902)	—	—	(802,902)

Net Change in Unrealized Appreciation (Depreciation)	(28,319,714)	(279,021)	577,899	(2,237,711)	(137,365)	(30,395,912)

Balance as of December 31, 2022	$1,088,190,382	$10,640,036	$7,420,892	$9,218,222	$994,095	$1,116,463,627

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(25,834,883)	$(279,021)	$577,899	$(2,018,945)	$89,851	$(27,465,099)
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
The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2023 and December 31, 2022, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,179,503,960	Market Yield Analysis	Market Yield	9.3% - 24.5% (11.6%)	Decrease
	5,808,782	Market Approach	EBITDA Multiple	7.3x	Increase
	28,689	Liquidation Value	Recovery Rate	1.0%	Increase
	176,105	Liquidation Value	Bankruptcy Costs	NA	Increase
	85,245,111	Recent Purchase	Purchase Price	NA	NA
2nd Lien/Junior Secured Debt	9,205,885	Market Yield Analysis	Market Yield	16.6% - 17.7% (16.9%)	Decrease
Common Stock	4,948,721	Market Approach	EBITDA Multiple	8.5x - 26.5x (14.2x)	Increase
	1,941,578	Market Approach	Revenue Multiple	0.7x - 20.0x (9.0x)	Increase
	4,455	Expected Repayment	Redemption Price	NA	Increase
	3,144,826	Recent Purchase	Purchase Price	NA	NA
Preferred Stock	399,649	Market Approach	EBITDA Multiple	10.0x	Increase
	2,898,663	Market Approach	Revenue Multiple	4.0x - 10.0x (6.4x)	Increase
	4,903,643	Market Yield Analysis	Dividend Yield	11.1% - 21.3% (12.5%)	Increase
	575,705	Recent Purchase	Purchase Price	NA	NA
Warrants	1,290,859	Market Approach	Revenue Multiple	5.2x - 8.6x (7.8x)	Increase

Total Assets	$1,300,076,631

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,017,673,836	Market Yield Analysis	Market Yield	9.1% - 24.5% (11.5%)	Decrease
	3,196,797	Market Approach	EBITDA Multiple	4.6x - 10.0x (9.9x)	Increase
	2,625,128	Market Approach	Revenue Multiple	0.5x	Increase
	255,988	Liquidation Value	Asset Value	NA	Increase
	64,438,633	Recent Purchase	Purchase Price	NA	NA
2nd Lien/Junior Secured Debt	10,640,036	Market Yield Analysis	Market Yield	13.7% - 14.6% (14.3%)	Decrease
Common Stock	4,066,465	Market Approach	EBITDA Multiple	8.0x - 30.0x (13.5x)	Increase
	997,684	Market Approach	Revenue Multiple	0.8x - 36.1x(10.8x)	Increase
	332,454	Market Approach	Network Cashflow Multiple	33.0x	Increase
	404,565	Market Approach	Dividend Yield	14.3%	Decrease
	1,619,724	Recent Purchase	Purchase Price	NA	NA
Preferred Stock	4,689,366	Market Approach	Revenue Multiple	0.5x - 12.0x (8.2x)	Increase
	4,355,019	Market Yield Analysis	Dividend Yield	12.5% - 17.5% (15.6%)	Decrease
	173,837	Expected Repayment	Redemption Price	NA	NA
Warrants	994,095	Market Approach	Revenue Multiple	0.5x - 8.5x (8.2x)	Increase

Total Assets	$1,116,463,627

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2023 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note	$97,580,763	$96,776,250	$—	$—	$96,776,250
Class A-1-L Senior Secured Floating Rate Note	74,787,057	73,875,000	—	—	73,875,000
Class A-1-F Senior Secured Fixed Rate Note	29,914,823	27,825,000	—	—	27,825,000
Class A-2-R Senior Secured Deferrable Floating Rate	43,376,507	41,868,750	—	—	41,868,750
Class A Senior Secured Floating Rate Note (“Class A”)	225,734,763	228,570,000	—	—	228,570,000
Class B Senior Secured Floating Rate Note (“Class B”)	35,642,331	36,360,000	—	—	36,360,000
Class C Secured Deferrable Floating Rate (“Class C”)	35,642,331	36,450,000	—	—	36,450,000
Total	$542,678,575	$541,725,000	$—	$—	$541,725,000

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $390,381 and $3,681,044 as of December 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2022 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note	$97,345,789	$96,039,375	$—	$—	$96,039,375
Class A-1-L Senior Secured Floating Rate Note	74,626,138	73,312,500	—	—	73,312,500
Class A-1-F Senior Secured Fixed Rate Note	29,850,455	28,275,000	—	—	28,275,000

F-5
5

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-2-R Senior Secured Deferrable Floating Rate	43,283,185	41,216,250	—	—	41,216,250
Total	$245,105,567	$238,843,125	$—	$—	$238,843,125

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $414,624 and $1,229,809 as of December 31, 2022 and are reflected on the consolidated statements of assets and liabilities.

The Revolving Credit Facilities and Secured Borrowings are recorded at carrying value, which approximates fair value.
6. Commitments and Contingencies
Commitments
The Fund may enter into commitments to fund investments. As of December 31, 2023
, th
e Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of December 31, 2023 and December 31, 2022:

			12/31/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
5 Bars, LLC	Delayed Draw Term Loan	02/28/2023	$—	$—	$2,845,273	$(7,113)
5 Bars, LLC	Revolver	09/27/2024	—	—	646,653	(1,617)
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2025	3,213,280	(64,266)	—	—
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2023	—	—	3,689,335	(119,903)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(27,555)	787,273	(31,491)
Accelerate Resources Operating, LLC	Revolver	02/24/2026	—	—	414,764	—
Accelerate Resources Operating, LLC	Revolver	02/24/2027	665,739	—	—	—
Activ Software Holdings, LLC	Revolver	05/04/2027	648,837	(3,244)	648,837	(21,087)
Admiral Buyer, Inc	Delayed Draw Term Loan	05/06/2024	1,576,961	—	1,576,961	(15,770)
Admiral Buyer, Inc	Revolver	05/08/2028	563,200	—	563,200	(11,264)
AEG Holding Company, Inc.	Revolver	11/20/2023	—	—	670,119	—
AEG Holding Company, Inc.	Revolver	07/01/2024	949,335	—	—	—
Airwavz Solutions, Inc	Delayed Draw Term Loan	03/31/2024	3,644,295	(18,221)	3,263,699	(40,796)
Airwavz Solutions, Inc	Revolver	03/31/2027	652,740	(9,791)	652,740	(13,055)
American Physician Partners, LLC	Revolver	02/15/2023	—	—	97,681	(14,896)
American Physician Partners, LLC	Delayed Draw Term Loan	02/15/2023	—	—	421,339	(8,427)
AMI US Holdings, Inc.	Revolver	04/01/2024	—	—	1,094,605	—
AMI US Holdings, Inc.	Revolver	04/01/2024	1,094,605	—	—	—
Analogic Corporation	Revolver	06/22/2023	—	—	24,444	(856)
AOM Acquisition, LLC.	Revolver	02/18/2027	1,218,605	(30,465)	1,218,605	(9,140)
Avalara, Inc.	Revolver	10/19/2028	1,065,375	—	1,065,375	(26,634)
Avant Communications, LLC	Revolver	11/30/2026	566,910	(5,669)	566,910	—
Avetta, LLC	Revolver	10/18/2029	2,085,655	(46,927)	—	—
Avetta, LLC	Revolver	04/10/2024	—	—	494,396	(2,472)
BAART Programs, Inc.	Delayed Draw Term Loan	06/11/2023	—	—	2,750,974	(130,671)
Banneker V Acquisition, Inc.	Revolver	12/04/2025	896,683	(17,934)	259,300	—
Bonterra, LLC	Delayed Draw Term Loan	09/08/2023	—	—	2,746,215	(68,655)

			12/31/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Bonterra, LLC	Revolver	09/08/2027	806,225	(12,093)	723,392	(23,510)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/01/2025	2,076,626	(36,341)	—	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	—	—	2,108,716	(57,990)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(13,606)	777,494	(29,156)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(17,007)	680,292	(20,409)
BSI2 Hold Nettle, LLC	Revolver	06/30/2028	588,923	(8,834)	588,922	(10,306)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2024	908,303	(2,271)	—	—
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/01/2023	—	—	1,816,606	(45,415)
BV EMS Buyer, Inc.	Delayed Draw Term Loan	03/21/2024	1,706,075	(17,061)	2,765,018	(96,776)
CallTower, Inc	Delayed Draw Term Loan	12/01/2025	1,991,230	(24,890)	—	—
CallTower, Inc	Revolver	11/30/2028	622,259	(15,556)	—	—
Cerifi, LLC	Revolver	04/01/2027	369,264	(5,539)	1,107,792	(33,234)
Certify, Inc	Revolver	02/28/2024	—	—	119,907	(899)
Choice Health At Home, LLC,	Delayed Draw Term Loan	12/29/2023	—	—	1,320,427	(52,817)
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	05/10/2024	—	—	1,656,288	(62,111)
Coding Solutions Acquisition, Inc	Revolver	05/11/2028	516,984	(16,802)	636,288	(30,224)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	09/29/2025	2,775,643	(62,452)	—	—
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	03/30/2024	1,938,307	(19,383)	—	—
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	09/16/2023	—	—	109,272	(4,371)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	03/29/2024	—	—	2,912,094	(87,363)
Community Based Care Acquisition, Inc.	Revolver	09/16/2027	691,050	(8,638)	863,813	(34,553)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2024	834,415	(6,258)	834,415	(27,118)
Community Brands Parentco, LLC	Revolver	02/24/2028	417,208	(7,301)	417,208	(17,731)
Coretelligent Intermediate LLC	Delayed Draw Term Loan	10/21/2023	—	—	1,870,703	(46,768)
Coretelligent Intermediate LLC	Revolver	10/21/2027	696,532	(62,688)	1,139,779	(31,344)
Coupa Holdings,LLC	Revolver	08/27/2024	948,020	—	—	—
Coupa Holdings,LLC	Delayed Draw Term Loan	02/27/2029	725,890	(1,815)	—	—
Crewline Buyer, Inc	Revolver	11/08/2030	1,366,496	(34,162)	—	—
Datacor, Inc.	Delayed Draw Term Loan	03/31/2024	—	—	1,431,722	(7,159)
Datacor, Inc.	Revolver	12/29/2025	822,004	(10,275)	643,849	(9,658)
Degreed, Inc.	Delayed Draw Term Loan	08/18/2023	—	—	1,391,394	(34,785)
Degreed, Inc.	Delayed Draw Term Loan	08/16/2024	1,321,674	(29,738)	—	—
Degreed, Inc.	Delayed Draw Term Loan	08/18/2024	—	—	1,321,674	(26,433)
Degreed, Inc.	Revolver	05/29/2026	417,813	(13,579)	417,813	(12,534)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	03/21/2024	192,258	(65,925)	—	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	09/18/2023	—	—	619,031	(221,304)
Dispatch Track, LLC	Revolver	12/17/2026	301,930	(1,510)	301,930	(3,019)
EET Buyer, Inc.	Revolver	11/08/2027	829,303	(12,440)	690,794	(13,816)
Engage2Excel, Inc.	Revolver	03/07/2023	—	—	31,409	(864)

			12/31/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)

Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	441,012	(3,308)	—	—
Enverus Holdings, Inc.	Revolver	12/24/2029	671,106	(10,067)	—	—
EvolveIP, LLC	Revolver	06/07/2025	—	—	418,538	(11,510)
Exterro, Inc.	Revolver	06/01/2027	738,562	—
Exterro, Inc.	Revolver	05/31/2024	—	—	247,500	(1,238)
Faithlife, LLC	Revolver	09/18/2025	279,053	—	279,053	—
Fatbeam, LLC	Delayed Draw Term Loan	02/22/2023	—	—	1,609,623	(8,048)
Firstdigital Communications LLC	Revolver	12/17/2026	1,174,177	(79,257)	1,174,177	(49,903)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	04/14/2024	—	—	1,278,703	(19,181)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	04/15/2024	445,801	(1,115)	—	—
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	(5,190)	610,625	(10,686)
Freddy’s Frozen Custard, L.L.C	Revolver	03/03/2027	—	—	412,270	(4,123)
Fullsteam Operations LLC	Revolver	11/27/2029	415,325	(12,460)	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2027	1,629,113	(24,437)	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2025	1,038,313	(15,575)	—	—
Fusion Holding Corp	Revolver	09/15/2027	1,379,193	(6,896)	1,379,193	(34,480)
Fusion Risk Management Inc	Revolver	08/30/2028			852,848	(29,850)
Fusion Risk Management Inc	Revolver	05/22/2029	840,050	(16,801)	—	—
G Treasury SS, LLC	Delayed Draw Term Loan	09/30/2024	2,439,257	(24,393)	—	—
G Treasury SS, LLC	Delayed Draw Term Loan	06/30/2025	1,524,536	(15,245)	—	—
G Treasury SS, LLC	Revolver	06/29/2029	914,721	(18,294)	—	—
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2023	—	—	39,209	(1,274)
Galway Borrower, LLC	Revolver	09/30/2027	270,410	(3,380)	270,410	(11,492)
GHA Buyer, Inc.	Revolver	06/24/2026	951,077	(16,644)	951,077	(40,421)
Greenhouse Software, Inc.	Revolver	09/01/2028	604,499	(6,045)
Greenhouse Software, Inc.	Revolver	09/01/2028	1,232,251	(12,323)	1,232,251	(30,806)
Greenhouse Software, Inc.	Revolver	09/01/2028	—	—	604,499	(15,112)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	05/30/2025	10,549,955	(79,125)	—	—
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	05/30/2025	—	—	6,702,083	(50,266)
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	09/16/2024	510,828	(2,554)	1,586,009	(35,685)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	456,698	(5,709)	456,698	(18,268)
Heartland PPC Buyer LLC.	Revolver	12/12/2029	1,130,352	(22,607)	—	—
Heartland PPC Buyer LLC.	Delayed Draw Term Loan	12/12/2029	1,883,921	(18,839)	—	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/22/2023	—	—	1,918,951	(23,987)
Hirevue, Inc.	Revolver	05/03/2029	1,646,176	(28,808)	—	—
Honor HN Buyer, Inc	Delayed Draw Term Loan	11/17/2025	6,279,735	—	—	—
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/16/2023	—	—	889,740	(2,224)
Honor HN Buyer, Inc	Delayed Draw Term Loan	08/26/2024	980,612	—	2,437,025	—
Honor HN Buyer, Inc	Revolver	10/15/2027	266,081	—	304,093	(2,281)
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2023	—	—	3,436,155	(25,771)
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2024	3,436,155	—	—	—

			12/31/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)

Iodine Software, LLC	Revolver	05/19/2027	1,089,030	—	1,089,030	(21,781)
Kaseya Inc.	Delayed Draw Term Loan	06/23/2024	597,933	—	—	—
Kaseya Inc.	Delayed Draw Term Loan	06/24/2024	—	—	636,776	(19,103)
Kaseya Inc.	Revolver	06/25/2029	477,582	(2,388)	636,776	(23,879)
Mathnasium LLC	Revolver	11/15/2027	533,140	(5,331)	565,781	(12,730)
Mavenlink, Inc.	Revolver	06/03/2027	357,963	(7,159)	1,431,852	(39,376)
MBS Holdings, Inc.	Revolver	04/16/2027	389,668	(7,793)	974,169	(38,967)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(17,203)	1,376,227	(30,965)

			12/31/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)

Medical Management Resource Group, LLC	Revolver	09/30/2026	139,223	(5,569)	316,415	(11,866)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	10/23/2023	—	—	7,144,203	—
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(5,103)	680,400	(5,103)
Metametrics, Inc.	Revolver	09/10/2025	651,183	—	520,946	(6,512)
MMP Intermediate, LLC	Revolver	02/15/2027	552,880	(11,058)	552,880	(19,351)
Moon Buyer, Inc.	Revolver	04/21/2027	1,163,793	(14,547)	1,163,793	(2,909)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/01/2024	2,630,169	(19,726)	—	—
Mr. Greens Intermediate, LLC	Revolver	05/01/2029	1,052,068	(7,891)	—	—
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	—	—	2,828,188	(113,128)
MSM Acquisitions, Inc.	Revolver	12/09/2026	153,131	(13,782)	655,399	(29,493)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	01/24/2024	592,150	(5,922)	592,150	(20,725)
MSP Global Holdings, Inc.	Revolver	01/25/2027	845,929	(8,459)	845,929	(29,608)
Mykaarma Acquisition LLC	Revolver	03/21/2028	593,215	(4,449)	593,215	(16,313)
Navigate360, LLC	Revolver	03/17/2027	604,235	(7,553)	604,235	(12,085)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	11/21/2025	1,862,319	(4,656)	—	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	06/10/2024	2,750,379	(27,504)	2,973,121	(22,298)
Netwrix Corporation And Concept Searching Inc.	Revolver	06/11/2029	774,755	(9,684)	774,755	(7,748)
Next Holdco, LLC	Delayed Draw Term Loan	11/07/2025	2,380,798	(17,856)	—	—
Next Holdco, LLC	Revolver	11/09/2029	893,559	(13,403)	—	—
OMH-HealthEdge Holdings, LLC	Revolver	10/24/2024	—	—	458,721	(1,147)
Pace Health Companies, LLC	Delayed Draw Term Loan	08/02/2024	888,879	—	—	—
Pace Health Companies, LLC	Revolver	08/02/2024	616,682	—	616,682	(1,542)
Penn TRGRP Holdings, LLC	Revolver	09/27/2030	1,054,345	(15,815)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/15/2023	—	—	161,112	(7,250)
Pieper Memorial, LL	Delayed Draw Term Loan	09/26/2025	1,507,136	(24,717)	—	—
Ping Identity Corporation	Revolver	10/17/2028	1,203,345	—	1,203,344	(30,084)
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/08/2023	—	—	798,862	(25,963)
Pinnacle Dermatology Management, LLC	Revolver	12/08/2026	38,407	(480)	384,068	(4,801)
Pinnacle Treatment Centers, Inc.	Revolver	01/02/2026	73,239	(1,465)	292,954	(6,591)
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	07/15/2024	2,600,963	—	2,720,672	(30,472)
Race Finco LLC	Revolver	01/09/2028	609,798	(15,245)	—	—
Race Finco LLC	Delayed Draw Term Loan	01/09/2025	3,658,788	(36,588)	—	—
Race Finco LLC	Revolver	01/10/2028
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	(20,987)	1,199,232	(29,981)
Redwood Family Care Network, Inc.	Delayed Draw Term Loan	04/15/2024	—	—	3,665,540	(91,638)
Redwood Family Care Network, Inc.	Revolver	06/18/2026	588,705	(7,359)	588,705	(14,718)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/01/2027	1,099,640	(5,498)	486,706	(15,818)
RSC Acquisition, Inc.	Delayed Draw Term Loan	05/31/2024	—	—	4,995,303	(162,347)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	11/24/2025	3,956,233	(39,562)	—	—
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	09/16/2024	—	—	2,840,999	(35,512)

			12/31/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Sako and Partners Lower Holdings LLC	Revolver	09/15/2028	1,242,937	(6,215)	905,569	(24,903)
Salisbury House, LLC	Delayed Draw Term Loan	03/28/2024	2,979,710	—	—	—
Salisbury House, LLC	Revolver	08/29/2025	609,744	(3,049)	—	—
Salisbury House, LLC	Revolver	08/30/2025	—	—	269,006	(10,088)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	06/28/2024	1,077,728	—	1,177,845	(26,502)
Sandstone Care Holdings, LLC	Revolver	06/28/2028	689,039	—	588,923	(19,140)
Sauce Labs, Inc.	Delayed Draw Term Loan	02/09/2024	1,775,625	(17,756)	2,367,499	(35,512)
Sauce Labs, Inc.	Revolver	08/16/2027	1,281,821	(25,636)	1,281,821	(32,046)
Saviynt, Inc.	Delayed Draw Term Loan	12/22/2024	3,048,990	(60,980)	6,097,981	(152,450)
Saviynt, Inc.	Revolver	12/22/2027	609,798	(12,196)	609,798	(15,245)
SCA Buyer, LLC	Revolver	01/20/2026	—	—	257,540	(10,302)
ScyllaDB, Inc.	Delayed Draw Term Loan	03/08/2024	—	—	660,837	(8,260)
ScyllaDB, Inc.	Revolver	09/08/2027	—	—	264,335	(4,626)
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	08/25/2025	8,846,427	(243,277)	—	—
SDC Atlas Acquistionco, LLC	Revolver	08/25/2028	622,988	(17,132)	—	—
Securonix, Inc.	Revolver	04/05/2028	1,538,337	(173,063)	1,538,337	(69,225)
Serrano Parent, LLC	Revolver	05/13/2030	2,085,981	(41,720)	—	—
Single Digits, Inc.	Revolver	12/21/2023	—	—	416,149	(63,463)
Single Digits, Inc.	Revolver	06/19/2026	416,149	(54,099)	—	—
Sirsi Corporation	Revolver	03/15/2025	553,741	—	—	—
Sirsi Corporation	Revolver	03/15/2024	—	—	553,741	(2,769)
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(11,660)	1,165,950	(37,893)
Smartlinx Solutions, LLC	Revolver	03/04/2026	—	—	389,613	(11,688)
Smile Brands, Inc.	Revolver	10/12/2027	162,150	(18,647)	—	—
Smile Brands, Inc.	Revolver	10/12/2025	—	—	166,783	(12,926)
Soladoc, LLC	Delayed Draw Term Loan	06/10/2024	2,355,690	(64,781)	2,355,690	(53,003)
Soladoc, LLC	Revolver	06/12/2028	588,923	(22,085)	588,922	(19,140)
Spark DSO LLC	Revolver	04/20/2026	576,769	(20,187)	1,105,760	(38,702)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2025	2,112,208	(42,244)	—	—
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2023	—	—	3,630,358	(54,455)
Stratus Networks, Inc.	Revolver	12/15/2027	858,085	(25,743)	13,201	(330)
SugarCRM, Inc.	Revolver	07/31/2024	310,244	—	310,244	(4,654)
Sundance Group Holdings, Inc.	Revolver	07/02/2027	709,451	(5,321)	1,418,901	(39,020)
Swiftpage, Inc.	Revolver	06/13/2023	—	—	225,317	(9,576)
Syntax Systems Ltd	Delayed Draw Term Loan	10/30/2023	—	—	2,434,137	(121,707)
Syntax Systems Ltd	Revolver	10/29/2026	376,480	(2,824)	324,552	(16,228)
TBG Food Acquisition Corp	Revolver	12/27/2027	264,026	(1,320)	—	—
TBG Food Acquisition Corp	Delayed Draw Term Loan	12/22/2023	—	—	1,056,104	(84,488)
TBG Food Acquisition Corp	Revolver	12/24/2027	—	—	264,026	(21,122)
Telcor Buyer, Inc.	Revolver	08/20/2027	290,770	(2,908)	290,770	(7,996)
Telesoft Holdings, LLC	Revolver	12/16/2025	511,316	(8,948)	547,128	(12,310)
The Center for Orthopedic and Research Excellence, Inc.	Delayed Draw Term Loan	03/31/2024	—	—	1,253,266	(18,799)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	08/15/2025	673,269	(3,366)	138,106	(3,453)
Thrive Buyer, Inc.	Revolver	01/22/2027	739,815	—	961,759	(14,426)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	10/23/2023	—	—	3,080,902	(46,214)

			12/31/2023		12/31/2022
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)

Towerco IV Holdings, LLC	Delayed Draw Term Loan	03/02/2026	6,559,852	(65,599)	—	—
TRGRP, Inc.	Revolver	11/01/2023	—	—	333,333	—
Unanet, Inc.	Delayed Draw Term Loan	12/09/2024	2,242,674	(11,213)	3,790,435	(37,904)
Unanet, Inc.	Revolver	12/08/2028	1,263,478	(12,635)	1,263,478	(25,270)
Ungerboeck Systems International, LLC	Delayed Draw Term Loan	08/02/2023	—	—	204,574	(2,046)
Ungerboeck Systems International, LLC	Revolver	04/30/2027	229,387	(3,441)	229,387	(4,588)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/09/2023	—	—	279,947	—
Vectra AI, Inc.	Revolver	03/01/2028	232,759	(4,073)	—	—
Vectra AI, Inc.	Delayed Draw Term Loan	03/18/2023	—	—	1,163,793	(34,914)
Vectra AI, Inc.	Revolver	03/18/2026	—	—	232,759	(6,983)
Vehlo Purchaser, LLC	Revolver	05/24/2028	1,115,133	(19,515)	1,239,037	(18,586)
Velocity Purchaser Corporation	Revolver	12/01/2024	193,237	—	—	—
Velocity Purchaser Corporation	Revolver	12/01/2023	—	—	193,237	(483)
Veracross LLC	Delayed Draw Term Loan	12/28/2023	—	—	1,668,830	(37,549)
Veracross LLC	Revolver	12/28/2027	1,112,554	(19,470)	1,112,554	(36,158)
Vhagar Purchaser, LLC.	Delayed Draw Term Loan	06/09/2025	578,701	(10,127)	—	—
Vhagar Purchaser, LLC.	Revolver	06/11/2029	373,356	(11,201)	—	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	05/02/2024	206,583	—	718,075	(10,771)
Wealth Enhancement Group, LLC	Revolver	10/04/2027	457,366	(1,143)	457,366	(8,004)
West Dermatology	Delayed Draw Term Loan	06/17/2024	—	—	3,731,767	(522,447)
West Dermatology	Delayed Draw Term Loan	03/31/2025	2,242,331	(106,511)	—	—
West Dermatology	Revolver	03/17/2028	285,449	(16,413)	1,243,922	(186,588)
Your Part-Time Controller, LLC	Revolver	11/14/2029	627,974	(12,559)	—	—
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2024	3,333,525	—	3,333,525	(33,335)
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	(3,432)	1,372,628	(27,453)

Total			$193,857,013	$(2,726,549)	$193,536,127	$(5,029,664)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At December 31, 2023 the Fund had total Capital Commitments of $648,591,916, of which 17% is unfunded. At December 31, 2022 the Fund had total Capital Commitments of $572,772,226, of which 14% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.
Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.
The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	For the year ended December 31, 2023			For the year ended December 31, 2022		For the year ended December 31, 2021
Quarter Ended	Shares	Amount		Shares	Amount	Shares	Amount
March 31	—	$—		3,095,246	$30,684,000	4,001,981	$37,708,999
June 30	2,776,753	25,792,451	*	5,759,395	56,263,228	1,637,964	15,687,764
September 30	1,566,283	14,461,711		1,926,590	18,306,259	1,632,591	15,930,053
December 31	—	—		3,755,874	35,267,404	7,002,731	68,607,150

Total capital drawdowns	4,343,036	$40,254,162		14,537,105	$140,520,891	14,275,267	$137,933,966

*	Net of $2,724,958 of which tendered shareholders have been released in 2023.
Distributions
The following tables reflect the distributions declared on Shares during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2023	3/29/2023	4/25/2023	$0.10	$5,139,617
6/28/2023	6/28/2023	7/24/2023	$0.20	10,402,344
9/27/2023	9/27/2023	10/23/2023	$0.24	12,501,274
12/27/2023	12/27/2023	1/25/2024	$0.23	12,263,463

				$40,306,698

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2022	3/29/2022	4/28/2022	$0.25	$9,709,845
6/28/2022	6/28/2022	7/27/2022	$0.15	6,590,492
9/28/2022	9/28/2022	10/24/2022	$0.20	8,539,011
12/28/2022	12/28/2022	1/30/2023	$0.38	18,757,851

				$43,597,199

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2021	3/29/2021	4/28/2021	$0.16	$4,358,022
6/28/2021	6/28/2021	7/22/2021	$0.16	4,555,484
9/28/2021	9/28/2021	10/26/2021	$0.17	4,942,950
12/29/2021	12/29/2021	2/8/2022	$0.15	4,924,772

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
The following tables summarize Shares distributed pursuant to the DRIP during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2023	3/29/2023	3/31/2023	294,604	$2,740,870
6/28/2023	6/28/2023	6/30/2023	606,230	5,552,823
9/27/2023	9/27/2023	9/30/2023	715,418	6,644,449
12/27/2023	12/27/2023	12/30/2023	703,294	6,522,555

			2,319,546	$21,460,697

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2022	3/29/2022	3/31/2022	526,163	$5,101,704
6/28/2022	6/28/2022	6/30/2022	360,978	3,500,728
9/28/2022	9/28/2022	9/30/2022	482,995	4,589,372
12/28/2022	12/28/2022	12/30/2022	1,082,749	9,848,794

			2,452,885	$23,040,598

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2021	3/29/2021	3/31/2021	229,904	$2,167,568
6/28/2021	6/28/2021	6/30/2021	241,688	2,332,651
9/28/2021	9/28/2021	9/30/2021	265,157	2,587,811
12/31/2021	12/31/2021	12/31/2021	263,809	2,582,774

			1,000,558	$9,670,804

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
The following table summarizes share repurchases completed during the year ended December 31, 2023:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 24, 2023	1,215,454	627,518	$5,837,933	52%	$9.30
June 30	May 26, 2023	1,255,610	461,364	$4,225,901	37%	$9.16
September 30	August 25, 2023	1,299,377	905,479	$8,409,635	70%	$9.29
December 31	November 24, 2023	1,320,792	531,602	$4,930,300	40%	$9.27
The following table summarizes share repurchases completed during the year ended December 31, 2022:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 25, 2022	795,164	420,864	$4,081,370	53%	$9.70
June 30	May 27, 2022	911,141	617,738	$5,990,765	68%	$9.70
September 30	August 26, 2022	1,047,133	374,177	$3,555,388	36%	$9.50
December 31	November 25, 2022	1,101,731	693,072	$6,304,249	63%	$9.10

8. Earnings Per Share
The following information sets forth the computation of basic and diluted earnings per Share for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	For the year ended	For the year ended	For the year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net increase (decrease) in net assets from operations	$49,296,699	$10,551,670	$30,756,594
Weighted average common shares outstanding	52,318,840	42,791,547	28,442,383
Earnings per common share-basic and diluted	$0.94	$0.25	$1.08
9. Tax Information
The tax character of distributions during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Distributions paid from:
Ordinary Income	$40,306,698	$34,796,275	$17,876,132
Net Long-Term Capital Gains	—	8,800,924	905,096
Total Taxable Distributions	$40,306,698	$43,597,199	$18,781,228
As of December 31, 2023, December 31, 2022 and December 31, 2021 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Undistributed Ordinary Income – Net	$—	$—	$619,501
Undistributed Long-Term Income – Net	—	—	845,299
Total Undistributed Earnings	—	—	1,464,800
Other Losses	(2,384,892)	(46,014)	—
Unrealized Earnings (Losses) – Net	(18,292,722)	(23,762,518)	6,699,638
Other Temporary Differences	(726)	(5,790,580)	(1,549,976)
Total Accumulated Earnings (Losses) – Net	$(20,678,340)	$(29,599,112)	$6,614,462

(a)	As of December 31, 2023, the Fund had a capital loss of $2,384,892, which are available to offset subsequent year capital gains.
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

	December 31, 2023	December 31, 2022	December 31, 2021
Paid-in capital in excess of par	$69,229	$3,168,045	$—
Accumulated undistributed net investment income (loss)	$(7,100,369)	$1,185,251	$(1,266,006)
Accumulated net realized gain (loss)	$7,031,140	$(4,353,296)	$1,266,006
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

10. Financial Highlights
Below is the schedule of financial highlights of the Fund for the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Net asset value, beginning of period	$9.10	$9.80	$9.35	$9.88	$9.91
Net investment income (loss)	0.91	0.81	0.66	0.66	0.66
Net realized and unrealized gains (losses) on investments	0.03	(0.53)	0.43	(0.51)	(0.08)

Net increase (decrease) in net assets resulting from operations	0.94	0.28	1.09	0.15	0.58

Distributions to stockholders (3)	(0.77)	(0.98)	(0.64)	(0.68)	(0.61)

Net asset value, end of period	$9.27	$9.10	$9.80	$9.35	$9.88
Shares outstanding, end of period	54,364,707	50,228,088	35,343,949	23,775,222	14,627,401
Total return at net asset value before incentive fees (4)	13.16%	4.12%	13.53%	2.56%	6.29%
Total return at net asset value after incentive fees (4)	10.63%	2.84%	11.81%	2.04%	5.89%
Net assets, end of period	$504,145,198	$456,844,107	$346,259,919	$222,359,632	$144,562,395
Ratio of total expenses to weighted average net assets	21.04%	14.42%	13.20%	12.30%	16.24%
Ratio of net expenses to weighted average net assets (5)	21.04%	14.27%	12.59%	11.25%	14.33%
Ratio of net investment income (loss) before waivers to weighted average net assets	9.81%	8.33%	6.34%	5.89%	4.38%
Ratio of net investment income (loss) after waivers to weighted average net assets (5)	9.81%	8.48%	6.95%	6.93%	6.28%
Ratio of interest and credit facility expenses to weighted average net assets	13.80%	8.02%	5.15%	4.86%	8.03%
Ratio of incentive fees to weighted average net assets (6)	2.45%	1.32%	1.82%	1.01%	0.93%
Portfolio turnover rate	13.08%	20.55%	27.93%	23.87%	17.83%
Asset coverage ratio (7)	159%	165%	157%	162%	163%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)
For the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019, the Adviser voluntarily waived collateral management fees. Additionally, the Adviser received reimbursement payments from the Fund as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the voluntary waived expenses of 0.00%, 0.21%, 1.12%, 2.37% and 1.58% for the years ended December 31, 202
3
, December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

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
On February 22, 2024, the Fund called capital of $21,671,739 from its investors due March 1, 2024.