Form 10-Q
period 2024-03-31
AB Private Credit Investors Corp
filed 2024-05-14
CIK 1634452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:
814-01196

AB Private Credit Investors Corporation
(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)
405 Colorado Street, Suite 1500
Austin,
TX
78701
(Address of principal executive offices)
(512)
721-2900
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
of the Exchange Act).  Yes  ☐ No  ☒
The issuer had
shares
of common stock, $0.01 par value per share, outstanding as of May 1
4
, 2024.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

Item 1.	Consolidated Financial Statements
AB Private Credit Investors Corporation
Consolidated Statements of Assets and Liabilities

	As of March 31, 2024 (Unaudited)	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,394,134,863 and $1,324,506,471, respectively)	$1,383,691,494	$1,307,655,721
Non-controlled affiliated investments (amortized cost of $4,817,262 and $5,034,379, respectively)	3,446,480	3,464,863

Total investments, at fair value (amortized cost of $1,398,952,125 and $1,329,540,850, respectively)	1,387,137,974	1,311,120,584
Cash and cash equivalents	57,806,378	72,671,928
Interest receivable	9,409,782	8,445,019
Receivable for investments sold	16,803	47,127
Receivable for fund shares	22,497	18,000
Deferred financing costs	1,876,659	2,461,248
Prepaid expenses	35,756	—

Total assets	$1,456,305,849	$1,394,763,906

Liabilities
Notes payable (net of unamortized discount of $381,132 and $390,381, respectively, and debt issuance costs of $3,325,467 and $3,681,044, respectively)	$543,043,406	$542,678,575
Credit facility payable	342,950,000	311,500,000
Interest and borrowing expenses payable	12,572,878	12,779,336
Secured borrowings	2,143,751	2,325,617
Payable for fund shares repurchased	6,994,766	4,930,240
Management fees payable	4,646,517	4,479,535
Incentive fee payable	3,241,756	3,369,132
Distribution payable	6,056,751	5,740,909
Accrued tax liability	323,043	241,195
Payable to Adviser	613,859	1,158,276
Professional fees payable	513,446	496,289
Administrator and custodian fees payable	736,405	832,176
Accrued expenses and other liabilities	6,417	—
Transfer agent fees payable	38,688	35,381

Total liabilities	$923,881,683	$890,566,661

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 56,653,056 and 54,364,707 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	566,530	543,647
Paid-in capital in excess of par value	545,842,911	524,279,891
Distributable earnings (accumulated loss)	(14,035,991)	(20,678,340)

Total net assets of AB Private Credit Investors Corporation	$532,373,450	$504,145,198

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$50,716	$52,047

Total net assets	$532,424,166	$504,197,245

Total liabilities and net assets	$1,456,305,849	$1,394,763,906

Net asset value per share of AB Private Credit Investors Corporation	$9.40	$9.27

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2024	2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$39,600,232	$29,238,830
Payment-in-kind interest	1,557,952	3,553,509
Dividend income	87,029	52,452

Total investment income	41,245,213	32,844,791

Expenses:
Interest and borrowing expenses	18,941,909	13,781,660
Management fees	4,646,517	3,938,904
Income-based incentive fee	3,241,756	2,754,604
Professional fees	548,045	515,313
Administration and custodian fees	182,492	264,455
Insurance expenses	131,363	135,986
Directors’ fees	129,454	69,875
Transfer agent fees	38,688	35,272
Other expenses	330,393	309,575

Total expenses	28,190,617	21,805,644

Net investment income before taxes	13,054,596	11,039,147

Income tax expense, including excise tax	87,570	17,301

Net investment income after tax	12,967,026	11,021,846

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	37,339	5,453
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	6,407,381	4,522,412
Non-controlled affiliated investments	198,734	—

Net realized and change in unrealized gains (losses) on investment transactions	6,643,454	4,527,865

Net increase in net assets resulting from operations	$19,610,480	$15,549,711

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$(1,331)	$1,123

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$19,611,811	$15,548,588

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.24	$0.22
Earnings per share (basic and diluted):	$0.36	$0.31
Weighted average shares outstanding:	55,172,112	50,224,389

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,966,558	468	12,967,026
Net realized gain (loss) on investments	—	—	—	37,339	—	37,339
Net change in unrealized appreciation (depreciation) on investments	—	—	—	6,607,914	(1,799)	6,606,115
Capital transactions:
Issuance of common stock	2,297,080	22,970	21,644,989	—	—	21,667,959
Issuance of common shares pursuant to distribution reinvestment plan	735,551	7,356	6,905,355	—	—	6,912,711
Repurchase of common stock	(744,282)	(7,443)	(6,987,324)	—	—	(6,994,767)
Distributions to stockholders	—	—	—	(12,969,462)	—	(12,969,462)

Total increase (decrease) for the three months ended March 31, 2024	2,288,349	22,883	21,563,020	6,642,349	(1,331)	28,226,921

Net assets at March 31, 2024	56,653,056	$566,530	$545,842,911	$(14,035,991)	$50,716	$532,424,166

Distributions declared per share	—	$—	$—	$0.23	$—	$0.23

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,022,469	(623)	11,021,846
Net realized gain (loss) on investments	—	—	—	5,453	—	5,453
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,520,666	1,746	4,522,412
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	294,604	2,946	2,737,924	—	—	2,740,870
Repurchase of common stock	(627,518)	(6,275)	(5,831,718)	—	—	(5,837,993)
Distributions to stockholders	—	—	—	(5,139,617)	—	(5,139,617)

Total increase (decrease) for the three months ended March 31, 2023	(332,914)	(3,329)	(3,093,794)	10,408,971	1,123	7,312,971

Net assets at March 31, 2023	49,895,174	$498,952	$482,847,144	$(19,190,141)	$35,509	$464,191,464

Distributions declared per share	—	$—	$—	$0.10	$—	$0.10

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$19,610,480	$15,549,711

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(85,049,409)	(61,547,585)
Payment-in-kind investments	(1,557,952)	(3,553,509)
Proceeds from sales of investments and principal repayments	18,576,670	14,186,764
Net realized (gain) loss on investments	(37,339)	(5,453)
Net change in unrealized (appreciation) depreciation on investments	(6,606,115)	(4,522,412)
Amortization of premium and accretion of discount, net	(1,343,240)	(1,384,372)
Amortization of discount, debt issuance and deferred financing costs	949,415	773,483

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	30,324	5,005,431
(Increase) decrease in interest receivable	(964,763)	(7,020,065)
(Increase) decrease in prepaid expenses	(35,756)	135,987
Increase (decrease) in payable for investments purchased	—	(1,990,087)
Increase (decrease) in management fees payable	166,982	160,781
Increase (decrease) in payable to Adviser	(544,417)	(285,621)
Increase (decrease) in administrator and custodian fees payable	(95,771)	(139,796)
Increase (decrease) in professional fees payable	17,157	55,738
Increase (decrease) in accrued tax liability	81,848	17,301
Increase (decrease) in incentive fee payable	(127,376)	219,669
Increase (decrease) in directors’ fees payable	—	69,875
Increase (decrease) in transfer agent fees payable	3,307	1,048
Increase (decrease) in interest and borrowing expenses payable	(206,458)	1,091,719
Increase (decrease) in accrued expenses and other liabilities	(6,417)	138,169

Net cash provided by (used for) operating activities	(57,138,830)	(43,043,224)

Cash flows from financing activities
Issuance of common stock	21,663,462	—
Repurchase of common stock	(4,930,241)	(6,304,249)
Distributions paid	(5,740,909)	(8,912,530)
Financing costs paid	—	(25,000)
Borrowings on credit facility	49,450,000	106,000,000
Repayments of credit facility	(18,000,000)	(34,000,000)
Proceeds on secured borrowings	2,156,585	8,889,879
Repayments on secured borrowings	(2,325,617)	(6,038,389)

Net cash provided by (used for) financing activities	42,273,280	59,609,711

Net increase (decrease) in cash	(14,865,550)	16,566,487
Cash and cash equivalents, beginning of period	72,671,928	48,785,985

Cash and cash equivalents, end of period	$57,806,378	$65,352,472

Supplemental and non-cash financing activities
Cash paid during the period for interest	$19,601,050	$11,978,272
Issuance of common shares pursuant to distribution reinvestment plan	$6,912,711	$2,740,870
State taxes paid	$5,722	$—

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value (++) + * # ^ - 260.53%

US Corporate Debt - 249.73%

1st Lien/Senior Secured Debt - 247.96%
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor)	7/1/2024	$1,032,157	$1,031,363	$1,032,157
AEG Holding Company, Inc. (2)	Consumer Non-Cyclical	Revolver	10.93% (S + 5.50%; 1.00% Floor)	7/1/2024	—	(1,012)	—
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	7/1/2024	5,435,078	5,430,738	5,435,077
AEG Holding Company, Inc. (3)	Consumer Non-Cyclical	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	7/1/2024	1,796,114	1,794,239	1,796,114
Ampler QSR Holdings, LLC (3) (4)	Consumer Non-Cyclical	Term Loan	11.08% (S + 5.63%; 1.00% Floor)	7/21/2027	12,190,513	12,050,641	12,099,084
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/8/2024	1,112,101	1,110,589	906,361
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/8/2024	891,810	890,616	726,825
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/8/2024	1,554,420	1,552,291	1,266,852
Krispy Krunchy Foods, L.L.C (5)	Consumer Non-Cyclical	Term Loan	9.93% (S + 4.50%; 1.00% Floor)	11/17/2027	7,976,543	7,878,046	7,976,543
Mathnasium LLC (2)	Consumer Non-Cyclical	Revolver	10.46% (S + 5.00%; 0.75% Floor)	11/15/2027	217,608	209,592	217,608
Mathnasium LLC (1) (5)	Consumer Non-Cyclical	Term Loan	10.46% (S + 5.00%; 0.75% Floor)	11/15/2027	5,331,398	5,266,005	5,331,398
MMP Intermediate, LC (2) (6)	Consumer Non-Cyclical	Revolver	11.69% (S + 6.25%; 1.00% Floor)	2/15/2029	—	(6,473)	(4,147)
MMP Intermediate, LLC (1) (5)	Consumer Non-Cyclical	Term Loan	11.69% (S + 6.25%; 1.00% Floor)	2/15/2029	7,926,088	7,827,567	7,866,644
MMP Intermediate, LLC (1) (5)	Consumer Non-Cyclical	Term Loan	11.69% (S + 6.25%; 0.00% Floor)	4/30/2024	2,023,720	1,984,217	2,008,542
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	7/11/2025	115,639	114,155	115,348
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.33% (S + 5.00%; 1.00% Floor)	7/11/2025	233,677	230,681	233,093
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	7/11/2025	1,945,408	1,940,547	1,940,544
TBG Food Acquisition Corp (1) (4)	Consumer Non-Cyclical	Delayed Draw Term Loan	9.69% (S + 4.25%; 0.75% Floor)	12/24/2027	263,366	261,704	262,049
TBG Food Acquisition Corp (2) (6)	Consumer Non-Cyclical	Revolver	9.69% (S + 4.25%; 0.75% Floor)	12/24/2027	—	(1,667)	(1,320)
TBG Food Acquisition Corp (1) (4)	Consumer Non-Cyclical	Term Loan	9.69% (S + 4.25%; 0.75% Floor)	12/24/2027	6,452,137	6,410,085	6,419,876
Airwavz Solutions, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	3/31/2027	2,863,376	2,799,235	2,811,313
Airwavz Solutions, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	3/31/2027	3,263,699	3,228,904	3,214,744
Airwavz Solutions, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	3/31/2027	—	(6,953)	(9,791)
Airwavz Solutions, Inc. (3)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	3/31/2027	5,221,919	5,166,247	5,143,590
Avant Communications, LC (2) (6)	Digital Infrastructure & Services	Revolver	11.06% (S + 5.75%; 1.00% Floor)	11/30/2026	—	(6,152)	—
Avant Communications, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	11.06% (S + 5.75%; 1.00% Floor)	11/30/2026	14,926,020	14,738,454	14,926,020
Bridgepointe Technologies, LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.82% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(53,262)	(15,575)
Bridgepointe Technologies, LLC (1) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.82% (S + 6.50%; 1.00% Floor)	12/31/2027	4,950,899	4,842,656	4,913,768
Bridgepointe Technologies, LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/31/2027	2,730,901	2,714,427	2,710,419
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/31/2027	3,838,879	3,795,811	3,810,087
Bridgepointe Technologies, LLC (2) (6)	Digital Infrastructure & Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(9,817)	(5,831)
Bridgepointe Technologies, LLC (1)	Digital Infrastructure & Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/31/2027	1,033,122	1,006,624	1,025,373
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/31/2027	4,693,578	4,630,327	4,658,376
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/31/2027	2,265,572	2,202,765	2,248,580
Coretelligent Intermediate LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.91% (S + 5.75%; 1.00% Floor)	10/21/2027	3,748,773	3,713,862	3,327,035
Coretelligent Intermediate LLC (2)	Digital Infrastructure & Services	Revolver	10.91% (S + 5.75%; 1.00% Floor)	10/21/2027	823,174	811,730	680,702
Coretelligent Intermediate LLC (1) (3) (5)	Digital Infrastructure & Services	Term Loan	10.91% (S + 5.75%; 1.00% Floor)	10/21/2027	7,848,455	7,777,504	6,965,504

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	6/7/2025	$110,943	$110,855	$89,753
EvolveIP, LLC (5)	Digital Infrastructure & Services	Revolver	10.80% (S + 5.50%; 1.00% Floor)	6/7/2025	573,316	571,439	463,813
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	6/7/2025	6,423,570	6,402,616	5,196,668
Firstdigital Communications LLC (2)	Digital Infrastructure & Services	Revolver	9.69% (S + 4.25%; 0.75% Floor)	12/17/2026	412,549	395,037	317,345
Firstdigital Communications LLC (3) (5)	Digital Infrastructure & Services	Term Loan	9.69% (S + 4.25%; 0.75% Floor)	12/17/2026	13,577,611	13,427,814	12,762,954
FirstLight Holdco, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	9.44% (S + 4.00%; 1.00% Floor)	7/23/2025	6,086,767	6,009,098	6,041,116
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.81% (S + 5.50%; 0.75% Floor)	6/1/2028	6,702,083	6,603,029	6,635,063
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	6/1/2028	5,331,605	5,252,834	5,278,289
Greenlight Intermediate II, Inc. (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	6/1/2028	879,163	774,051	879,163
MBS Holdings, Inc. (2)	Digital Infrastructure & Services	Revolver	11.93% (S + 5.75%; 1.00% Floor)	4/16/2027	—	(10,088)	(9,742)
MBS Holdings, Inc. (5)	Digital Infrastructure & Services	Term Loan	11.93% (S + 6.50%; 1.00% Floor)	4/16/2027	785,172	765,384	785,172
MBS Holdings, Inc. (1) (3) (4) (5)	Digital Infrastructure & Services	Term Loan	11.18% (S + 5.75%; 1.00% Floor)	4/16/2027	10,231,699	10,124,004	10,129,382
MBS Holdings, Inc. (4)	Digital Infrastructure & Services	Term Loan	11.68% (S + 6.25%; 1.00% Floor)	4/16/2027	835,205	814,218	835,205
MSP Global Holdings, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.34% (S + 4.75%; 1.00% Floor)	1/25/2027	607,075	597,974	599,487
MSP Global Holdings, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	10.39% (S + 4.75%; 1.00% Floor)	1/25/2027	—	(8,468)	(10,574)
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Term Loan	10.39% (S + 4.75%; 1.00% Floor)	1/25/2027	7,771,974	7,689,849	7,674,824
NI Topco, Inc (3) (5)	Digital Infrastructure & Services	Term Loan	10.91% (S + 5.50%; 0.75% Floor)	12/28/2028	7,033,569	6,926,143	7,033,568
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.91% (S + 5.50%; 0.75% Floor)	12/28/2028	1,215,094	1,194,822	1,215,094
Race Finco LLC (2) (4) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.32% (S + 7.00%; 1.00% Floor)	1/9/2028	1,829,394	1,766,655	1,792,806
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Revolver	12.43% (S + 7.00%; 1.00% Floor)	1/10/2028	—	(13,958)	(15,245)
Race Finco LLC (3) (5)	Digital Infrastructure & Services	Term Loan	12.43% (S + 7.00%; 1.00% Floor)	1/9/2028	4,878,384	4,766,665	4,756,425
SDC Atlas Acquistionco, LLC (1) (2) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.43% (S + 5.00%; 0.75% Floor)	8/25/2028	872,183	710,637	848,820
SDC Atlas Acquistionco, LLC (2) (6)	Digital Infrastructure & Services	Revolver	10.43% (S + 5.00%; 0.75% Floor)	8/25/2028	—	(10,764)	(1,557)
SDC Atlas Acquistionco, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	10.43% (S + 5.00%; 0.75% Floor)	8/25/2028	10,715,390	10,530,200	10,688,602
Single Digits, Inc. (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.56% (S + 4.25%; 3.00% PIK; 1.00% Floor)	6/19/2026	620,992	618,673	540,263
Single Digits, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	9.81% (S + 4.25%; 3.00% PIK; 1.00% Floor)	6/19/2026	-	(1,270)	(54,099)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	9.81% (S + 4.25%; 3.00% PIK; 1.00% Floor)	6/19/2026	2,906,781	2,894,005	2,528,900
Stratus Networks, Inc. (2) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.68% (S + 5.25%; 1.00% Floor)	12/15/2027	2,178,215	2,139,700	2,158,413
Stratus Networks, Inc. (2)	Digital Infrastructure & Services	Revolver	10.68% (S + 5.50%; 1.00% Floor)	12/15/2027	—	(12,432)	(14,851)
Stratus Networks, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.68% (S + 5.25%; 1.00% Floor)	12/15/2027	7,920,781	7,815,588	7,801,970
Thrive Buyer, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.46% (S + 6.00%; 1.00% Floor)	1/22/2027	8,153,323	8,066,955	8,153,322
Thrive Buyer, Inc. (2)	Digital Infrastructure & Services	Revolver	14.50% (S + 6.00%; 1.00% Floor)	1/22/2027	369,907	358,733	369,907
Thrive Buyer, Inc. (4)	Digital Infrastructure & Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	1/22/2027	1,195,340	1,165,770	1,195,340
Thrive Buyer, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	1/22/2027	11,615,865	11,501,425	11,615,865
Transtelco Holding, Inc (1) (3)	Digital Infrastructure & Services	Term Loan	10.81% (S + 5.50%; 1.00% Floor)	3/26/2026	8,503,727	8,360,931	8,418,690
Transtelco Holding, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.06% (S + 5.75%; 0.50% Floor)	3/26/2026	4,613,481	4,598,057	4,601,948

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Transtelco Holding, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.56% (S + 5.25%; 0.50% Floor)	3/26/2026	$4,613,481	$4,597,482	$4,590,414
Accelerate Resources Operating, LLC (1) (5)	Energy	Delayed Draw Term Loan	11.43% (S + 6.00%; 1.00% Floor)	2/24/2027	1,857,823	1,826,929	1,857,823
Accelerate Resources Operating, LLC (2) (6)	Energy	Revolver	11.43% (S + 6.00%; 1.00% Floor)	2/24/2027	—	(2,705)	—
Accelerate Resources Operating, LLC (3)	Energy	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	2/24/2027	1,235,429	1,215,082	1,235,429
Accelerate Resources Operating, LLC (1) (5)	Energy	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	2/24/2027	5,538,397	5,515,957	5,538,397
Foundation Risk Partners, Corp. (2) (3)	Financials	Delayed Draw Term Loan	11.41% (S + 6.00%; 0.75% Floor)	10/30/2028	3,141,400	3,107,032	3,141,400
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	11.41% (S + 6.00%; 0.75% Floor)	10/29/2028	2,095,404	2,084,368	2,095,404
Foundation Risk Partners, Corp. (2) (6)	Financials	Revolver	11.41% (S + 6.00%; 0.75% Floor)	10/29/2027	—	(7,748)	—
Foundation Risk Partners, Corp. (1) (3) (5)	Financials	Term Loan	11.41% (S + 6.00%; 0.75% Floor)	10/29/2028	9,634,439	9,555,581	9,634,439
Foundation Risk Partners, Corp. (5)	Financials	Term Loan	11.41% (S + 6.00%; 0.75% Floor)	10/30/2028	777,375	769,105	777,375
Galway Borrower, LLC (2) (6)	Financials	Revolver	10.66% (S + 5.25%; 0.75% Floor)	9/29/2028	71,761	66,880	71,761
Galway Borrower, LLC (1) (5)	Financials	Term Loan	10.65% (S + 5.25%; 0.75% Floor)	9/29/2028	4,236,255	4,191,493	4,236,255
Galway Borrower, LLC (1) (5)	Financials	Delayed Draw Term Loan	10.66% (S + 5.00%; 0.75% Floor)	9/29/2028	—	(6,684)	(6,891)
Higginbotham Insurance Agency, Inc. (1) (5)	Financials	Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor)	11/24/2028	3,298,351	3,281,321	3,298,351
Higginbotham Insurance Agency, Inc. (1) (3) (5)	Financials	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	11/24/2028	7,941,718	7,885,787	7,941,718
Peter C. Foy & Associates Insurance Services, LLC (3)	Financials	Delayed Draw Term Loan	11.44% (S + 6.00%; 0.75% Floor)	11/1/2028	1,241,071	1,225,795	1,234,866
Peter C. Foy & Associates Insurance Services, LLC (1) (3)	Financials	Delayed Draw Term Loan	11.44% (S + 6.00%; 0.75% Floor)	11/1/2028	5,854,871	5,815,263	5,825,597
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.44% (S + 6.00%; 0.75% Floor)	11/1/2028	495,957	490,547	493,477
Wealth Enhancement Group, LLC (2) (8)	Financials	Delayed Draw Term Loan	10.78% (S + 5.50%; 1.00% Floor)	10/4/2027	1,295,152	1,291,651	1,295,152
Wealth Enhancement Group, LLC (1) (4) (5) (8)	Financials	Delayed Draw Term Loan	10.83% (S + 5.50%; 1.00% Floor)	10/4/2027	6,215,533	6,203,662	6,215,533
Wealth Enhancement Group, LLC (2) (6)	Financials	Revolver	5.75% (S + 5.50%; 1.00% Floor)	10/4/2027	—	(2,337)	—
Wealth Enhancement Group, LLC (2) (8)	Financials	Delayed Draw Term Loan	10.78% (S + 5.50%; 1.00% Floor)	10/4/2027	—	(12,997)	—
AAH Topco, LLC (1) (4) (5) (8)	Healthcare	Delayed Draw Term Loan	10.92% (S + 5.50%; 0.75% Floor)	12/22/2027	6,480,285	6,367,900	6,350,679
AAH Topco, LLC (2) (6)	Healthcare	Revolver	10.93% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(9,935)	(15,745)
AAH Topco, LLC (1) (3) (5)	Healthcare	Term Loan	10.93% (S + 5.50%; 0.75% Floor)	12/22/2027	6,403,495	6,316,310	6,275,425
AAH Topco, LLC (1) (2) (4) (6)	Healthcare	Delayed Draw Term Loan	11.43% (S + 6.00%; 0.75% Floor)	12/22/2027	562,324	528,223	554,291
American Physician Partners, LLC (1) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	6/28/2024	1,267,955	1,082,011	—
American Physician Partners, LLC (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	6/28/2024	954,790	817,051	—
American Physician Partners, LLC (7)	Healthcare	Revolver	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	6/28/2024	346,322	345,024	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	6/28/2024	6,834,836	5,733,816	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	6/28/2024	1,453,715	1,243,170	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	6/28/2024	2,698,369	2,278,901	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	6/28/2024	97,831	85,722	11,587
AOM Acquisition, LLC. (2) (6)	Healthcare	Revolver	10.96% (S + 5.50%; 1.00% Floor)	2/18/2027	—	(14,282)	(12,186)
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	2/18/2027	6,158,526	6,082,480	6,096,941
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	2/18/2027	6,756,995	6,601,654	6,689,425
BAART Programs, Inc. (1) (4)	Healthcare	Delayed Draw Term Loan	10.57% (S + 5.00%; 1.00% Floor)	6/11/2027	3,862,718	3,840,303	3,727,523

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
BAART Programs, Inc. (1) (5)	Healthcare	Term Loan	10.57% (S + 5.00%; 1.00% Floor)	6/11/2027	$4,661,969	$4,638,311	$4,498,800
BV EMS Buyer, Inc. (2) (4) (5)	Healthcare	Delayed Draw Term Loan	11.18% (S + 5.75%; 1.00% Floor)	11/23/2027	3,505,396	3,441,510	3,487,869
BV EMS Buyer, Inc. (4) (5)	Healthcare	Term Loan	11.08% (S + 5.75%; 1.00% Floor)	11/23/2027	3,476,615	3,401,054	3,459,232
Caregiver 2, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.59% (S + 5.25%; 2.25% PIK; 1.00% Floor)	7/24/2025	1,507,691	1,490,942	1,420,998
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.59% (S + 5.25%; 2.25% PIK; 1.00% Floor)	7/24/2025	4,508,134	4,464,074	4,248,917
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.59% (S + 5.25%; 2.25% PIK; 1.00% Floor)	7/24/2025	647,064	640,740	609,858
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.59% (S + 5.25%; 2.25% PIK; 1.00% Floor)	7/24/2025	618,501	607,774	582,937
Choice Health At Home, LLC, (1)	Healthcare	Delayed Draw Term Loan	12.17% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	947,505	941,899	923,817
Choice Health At Home, LLC, (1) (5)	Healthcare	Term Loan	12.17% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	2,567,389	2,544,724	2,490,368
Coding Solutions Acquisition, Inc (3)	Healthcare	Delayed Draw Term Loan	10.83% (S + 5.50%; 0.75% Floor)	5/11/2028	1,650,846	1,627,811	1,617,829
Coding Solutions Acquisition, Inc (2)	Healthcare	Revolver	10.82% (S + 5.50%; 0.75% Floor)	5/11/2028	278,376	268,471	262,469
Coding Solutions Acquisition, Inc (3) (5)	Healthcare	Term Loan	10.83% (S + 5.50%; 0.75% Floor)	5/11/2028	5,447,505	5,371,792	5,338,555
Coding Solutions Acquisition, Inc. (2) (6)	Healthcare	Delayed Draw Term Loan	11.08% (S + 5.75%; 0.75% Floor)	5/11/2028	—	(31,021)	(27,756)
Coding Solutions Acquisition, Inc. (3)	Healthcare	Term Loan	11.08% (S + 5.75%; 0.75% Floor)	5/11/2028	774,794	757,452	767,046
Community Based Care Acquisition, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.66% (S + 5.25%; 1.00% Floor)	9/16/2027	2,116,944	2,093,714	2,074,605
Community Based Care Acquisition, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	10.91% (S + 5.50%; 1.00% Floor)	9/16/2027	1,039,337	998,332	1,003,000
Community Based Care Acquisition, Inc. (2)	Healthcare	Revolver	13.75% (S + 5.25%; 1.00% Floor)	9/16/2027	103,658	93,520	86,381
Community Based Care Acquisition, Inc. (1) (5)	Healthcare	Term Loan	10.66% (S + 5.25%; 1.00% Floor)	9/16/2027	5,221,750	5,157,875	5,117,315
Community Based Care Acquisition, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	10.91% (S + 5.50%; 1.00% Floor)	9/16/2027	—	(33,102)	(8,275)
Delaware Valley Management Holdings, Inc.^^ (2) (7)	Healthcare	Delayed Draw Term Loan	0.00% (S + 6.25%; 1.00% Floor)	12/31/2024	780,727	488,175	455,264
Delaware Valley Management Holdings, Inc.^^ (7)	Healthcare	Delayed Draw Term Loan	0.00% (S + 6.25%; 1.00% Floor)	12/31/2024	428,229	350,988	249,743
Delaware Valley Management Holdings, Inc.^^ (7)	Healthcare	Revolver	0.00% (S + 6.25%; 1.00% Floor)	12/31/2024	632,570	530,347	368,915
Delaware Valley Management Holdings, Inc.^^ (7)	Healthcare	Term Loan	0.00% (S + 6.25%; 1.00% Floor)	12/31/2024	4,068,173	3,447,752	2,372,558
FH MD Buyer, Inc. (1) (5)	Healthcare	Term Loan	10.44% (S + 5.00%; 0.75% Floor)	7/22/2028	5,396,226	5,359,058	5,193,867
GHA Buyer, Inc. (4)	Healthcare	Delayed Draw Term Loan	9.96% (S + 4.50%; 3.75% PIK; 1.00% Floor)	6/24/2026	838,933	831,628	826,349
GHA Buyer, Inc. (2) (6)	Healthcare	Revolver	9.96% (S + 4.50%; 3.75% PIK; 1.00% Floor)	6/24/2026	—	(7,257)	(14,266)
GHA Buyer, Inc. (1) (4) (8)	Healthcare	Term Loan	9.96% (S + 4.50%; 3.75% PIK; 1.00% Floor)	6/24/2026	2,023,460	2,004,318	1,993,108
GHA Buyer, Inc. (1) (4)	Healthcare	Term Loan	9.96% (S + 4.50%; 3.75% PIK; 1.00% Floor)	6/24/2026	578,496	569,252	569,818
GHA Buyer, Inc. (1) (3) (4)	Healthcare	Term Loan	9.96% (S + 4.50%; 3.75% PIK; 1.00% Floor)	6/24/2026	5,537,286	5,497,599	5,454,227
GHA Buyer, Inc. (3)	Healthcare	Term Loan	9.96% (S + 4.50%; 3.75% PIK; 1.00% Floor)	6/24/2026	4,793,903	4,756,536	4,721,994
GHA Buyer, Inc. (1) (8)	Healthcare	Term Loan	9.96% (S + 4.50%; 3.75% PIK; 1.00% Floor)	6/24/2026	751,077	745,606	739,811

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Honor HN Buyer, Inc (4) (5)	Healthcare	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	10/15/2027	$1,633,891	$1,614,236	$1,633,891
Honor HN Buyer, Inc (2) (4)	Healthcare	Delayed Draw Term Loan	11.46% (S + 5.75%; 1.00% Floor)	10/15/2027	1,444,052	1,417,038	1,444,052
Honor HN Buyer, Inc (2)	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	34,383	38,012
Honor HN Buyer, Inc (1) (5)	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	10/15/2027	2,583,820	2,552,788	2,583,820
Honor HN Buyer, Inc (2) (6)	Healthcare	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(57,043)	—
Medical Management Resource Group, LLC (1)	Healthcare	Delayed Draw Term Loan	11.40% (S + 6.00%; 0.75% Floor)	9/30/2027	1,554,389	1,522,161	1,499,985
Medical Management Resource Group, LLC (2)	Healthcare	Revolver	11.40% (S + 6.00%; 0.75% Floor)	9/30/2026	177,192	173,969	166,118
Medical Management Resource Group, LLC (5)	Healthcare	Term Loan	11.40% (S + 6.00%; 0.75% Floor)	9/30/2027	3,763,757	3,719,043	3,632,025
Medsuite Purchaser, LLC (2) (6)	Healthcare	Revolver	10.18% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(5,314)	(1,701)
Medsuite Purchaser, LLC (1) (5)	Healthcare	Term Loan	10.18% (S + 4.75%; 1.00% Floor)	10/22/2026	4,722,148	4,685,247	4,710,342
Pace Health Companies, LLC (2) (6)	Healthcare	Revolver	6.25% (S + 6.25%; 1.00% Floor)	8/4/2025	—	(447)	—
Pace Health Companies, LLC (1) (8)	Healthcare	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	8/4/2025	5,074,486	5,070,398	5,074,486
Pinnacle Dermatology Management, LLC (1) (3) (5)	Healthcare	Delayed Draw Term Loan	11.19% (S + 5.75%; 0.75% Floor)	12/8/2028	646,629	641,145	578,733
Pinnacle Dermatology Management, LLC (2)	Healthcare	Revolver	9.32% (S + 4.00%; 0.75% Floor)	12/8/2026	499,289	491,928	492,568
Pinnacle Dermatology Management, LLC (1) (3) (5)	Healthcare	Term Loan	11.17% (S + 5.75%; 0.75% Floor)	12/8/2028	5,538,088	5,448,176	4,956,588
Pinnacle Treatment Centers, Inc. (5)	Healthcare	Delayed Draw Term Loan	11.99% (S + 6.50%; 1.00% Floor)	1/2/2026	339,241	338,381	339,241
Pinnacle Treatment Centers, Inc. (2)	Healthcare	Revolver	11.93% (S + 6.50%; 1.00% Floor)	1/2/2026	219,716	218,829	219,716
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	11.99% (S + 6.50%; 1.00% Floor)	1/2/2026	146,067	145,245	146,067
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	11.99% (S + 6.50%; 1.00% Floor)	1/2/2026	283,196	279,450	283,196
Pinnacle Treatment Centers, Inc. (3) (5)	Healthcare	Term Loan	11.99% (S + 6.50%; 1.00% Floor)	1/2/2026	4,033,556	4,023,138	4,033,556
Priority Ondemand Midco 2,L.P (2)	Healthcare	Delayed Draw Term Loan	10.75% (S + 5.25%; 1.00% Floor)	7/17/2028	118,513	100,561	118,513
Priority Ondemand Midco 2,L.P (1) (5)	Healthcare	Term Loan	10.75% (S + 5.25%; 1.00% Floor)	7/17/2028	7,522,659	7,426,721	7,522,659
RCP Encore Acquisition, Inc. (7)	Healthcare	Term Loan	0.00% (S + 5.00%; 1.00% Floor)	6/7/2025	2,867,465	2,799,380	28,675
Redwood Family Care Network, Inc. (1) (3) (5)	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	6/18/2026	4,314,434	4,215,723	4,260,503
Redwood Family Care Network, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	10.82% (S + 5.50%; 1.00% Floor)	6/18/2026	5,756,210	5,704,166	5,684,257
Redwood Family Care Network, Inc. (2) (6)	Healthcare	Revolver	10.82% (S + 5.50%; 1.00% Floor)	6/18/2026	—	(5,326)	(7,359)
Redwood Family Care Network, Inc. (1) (3) (4) (5)	Healthcare	Term Loan	10.82% (S + 5.50%; 1.00% Floor)	6/18/2026	7,771,113	7,689,640	7,673,974
Salisbury House, LLC (1)	Healthcare	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	8/30/2025	573,149	565,043	573,149
Salisbury House, LLC (2) (6)	Healthcare	Revolver	5.75% (S + 5.75%; 1.00% Floor)	8/30/2025	—	(5,836)	—
Salisbury House, LLC (4)	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	8/30/2025	991,797	977,771	991,796
Salisbury House, LLC (1)	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	8/30/2025	1,222,017	1,210,518	1,222,017
Salisbury House, LLC (1) (5)	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	8/30/2025	3,934,410	3,901,955	3,934,410
Salisbury House, LLC (1)	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	8/30/2025	1,122,748	1,116,498	1,122,748
Salisbury House, LLC (1)	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	8/29/2025	433,455	426,643	433,455
Salisbury House, LLC (2) (6)	Healthcare	Delayed Draw Term Loan	13.25% (S + 5.75%; 1.00% Floor)	8/29/2025	297,971	272,139	297,971
Sandstone Care Holdings, LLC (2) (5)	Healthcare	Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor)	6/28/2028	99,116	89,987	99,116
Sandstone Care Holdings, LLC (2)	Healthcare	Revolver	10.91% (S + 5.50%; 1.00% Floor)	6/28/2028	400,467	388,663	400,467

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sandstone Care Holdings, LLC (1) (3)	Healthcare	Term Loan	10.91% (S + 5.50%; 1.00% Floor)	6/28/2028	$4,628,931	$4,554,358	$4,628,931
SCA Buyer, LLC (5)	Healthcare	Revolver	12.06% (S + 6.50%; 1.00% Floor)	1/20/2026	643,849	640,281	573,026
SCA Buyer, LLC (5)	Healthcare	Term Loan	12.07% (S + 6.50%; 1.00% Floor)	1/20/2026	3,747,201	3,725,701	3,335,009
Smile Brands, Inc. (1)	Healthcare	Delayed Draw Term Loan	9.90% (S + 4.50%; 0.75% Floor)	10/12/2027	476,824	476,140	427,949
Smile Brands, Inc. (2)	Healthcare	Revolver	9.90% (S + 4.50%; 0.75% Floor)	10/12/2027	92,657	91,626	66,540
Smile Brands, Inc. (1)	Healthcare	Term Loan	9.91% (S + 4.50%; 0.75% Floor)	10/12/2027	1,570,435	1,568,800	1,409,466
Spark DSO LLC (2)	Healthcare	Revolver	7.48% (S + 2.15%; 5.75% PIK; 1.00% Floor)	4/20/2026	256,239	250,092	233,432
Spark DSO LLC (1) (3) (4)	Healthcare	Term Loan	7.48% (S + 2.15%; 5.75% PIK; 1.00% Floor)	4/19/2026	6,632,545	6,583,904	6,450,151
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.71% (S + 6.25%; 1.00% Floor)	8/15/2025	1,127,060	1,124,751	1,121,425
The Center for Orthopedic and Research Excellence, Inc. (4) (5)	Healthcare	Delayed Draw Term Loan	11.71% (S + 6.25%; 1.00% Floor)	8/15/2025	1,713,344	1,703,210	1,704,777
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare	Delayed Draw Term Loan	11.74% (S + 6.25%; 1.00% Floor)	8/15/2025	1,701,078	1,688,562	1,692,572
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare	Revolver	11.71% (S + 6.25%; 1.00% Floor)	8/15/2025	241,686	238,776	238,234
The Center for Orthopedic and Research Excellence, Inc. (5)	Healthcare	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	8/15/2025	3,191,725	3,167,773	3,175,766
The Center for Orthopedic and Research Excellence, Inc. (1) (3)	Healthcare	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	8/15/2025	4,781,071	4,758,848	4,757,166
West Dermatology (2)	Healthcare	Delayed Draw Term Loan	12.24% (S + 6.75%; 1.00% Floor)	3/17/2028	1,489,436	1,453,039	1,349,495
West Dermatology (2)	Healthcare	Revolver	12.23% (S + 6.75%; 1.00% Floor)	3/17/2028	1,243,922	1,226,563	1,184,836
West Dermatology (1) (3) (4) (5)	Healthcare	Term Loan	12.72% (S + 6.75%; 1.00% Floor)	3/17/2028	11,265,013	11,096,830	10,729,925
AmerCareRoyal, LLC (1)	Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	493,611	487,262	493,611
AmerCareRoyal, LLC (1) (5)	Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,087,953	3,993,051	4,087,953
AmerCareRoyal, LLC (4) (5)	Services	Term Loan	11.83% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	508,012	499,539	508,012
AmerCareRoyal, LLC (1) (3)	Services	Term Loan	11.83% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	1,988,592	1,974,087	1,988,592
Cerifi, LLC (2)	Services	Revolver	11.08% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,093,811	1,069,019
Cerifi, LLC (1) (3) (4) (5)	Services	Term Loan	11.18% (S + 5.75%; 1.00% Floor)	3/31/2028	15,864,755	15,638,261	15,309,489
Engage2Excel, Inc. (1)	Services	Revolver	11.82% (S + 6.50%; 1.00% Floor)	7/1/2024	379,732	376,416	377,833
Engage2Excel, Inc. (1)	Services	Term Loan	12.53% (S + 6.50%; 1.00% Floor)	7/1/2024	2,699,684	2,675,320	2,686,185
Engage2Excel, Inc. (1)	Services	Term Loan	11.82% (S + 6.50%; 1.00% Floor)	7/1/2024	937,040	928,429	932,355
Mr. Greens Intermediate, LLC (2) (6)	Services	Delayed Draw Term Loan	11.67% (S + 6.25%; 1.00% Floor)	5/1/2029	—	(67,366)	—
Mr. Greens Intermediate, LLC (2) (6)	Services	Revolver	6.25% (S + 6.25%; 1.00% Floor)	5/1/2029	—	(26,946)	—
Mr. Greens Intermediate, LLC (4) (5)	Services	Term Loan	11.67% (S + 6.25%; 1.00% Floor)	5/1/2029	6,265,063	6,101,396	6,265,063
MSM Acquisitions, Inc. (5)	Services	Delayed Draw Term Loan	11.32% (S + 6.00%; 1.00% Floor)	12/9/2026	3,042,653	3,011,755	2,761,208
MSM Acquisitions, Inc. (5)	Services	Delayed Draw Term Loan	11.33% (S + 6.00%; 1.00% Floor)	12/9/2026	372,896	370,947	338,403
MSM Acquisitions, Inc. (2) (8)	Services	Revolver	11.32% (S + 6.00%; 1.00% Floor)	12/9/2026	946,358	909,118	830,491
MSM Acquisitions, Inc. (1) (3) (4) (5)	Services	Term Loan	11.34% (S + 6.00%; 1.00% Floor)	12/9/2026	8,315,151	8,244,408	7,546,000
Rep Tec Intermediate Holdings, Inc. (2) (6)	Business Services	Revolver	11.81% (S + 5.50%; 1.00% Floor)	12/1/2027	—	(9,726)	—

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Rep Tec Intermediate Holdings, Inc. (1) (3) (5)	Business Services	Term Loan	11.81% (S + 5.50%; 1.00% Floor)	12/1/2027	$11,575,289	$11,500,252	$11,575,289
Rep Tec Intermediate Holdings,Inc., (4)	Business Services	Term Loan	11.98% (S + 5.50%; 1.00% Floor)	12/1/2027	427,141	418,598	427,141
Sako and Partners Lower Holdings LLC (1) (5)	Services	Delayed Draw Term Loan	11.46% (S + 6.00%; 1.00% Floor)	9/15/2028	3,523,194	3,445,458	3,523,194
Sako and Partners Lower Holdings LLC (2) (6)	Services	Revolver	11.46% (S + 6.00%; 1.00% Floor)	9/15/2028	—	(28,034)	—
Sako and Partners Lower Holdings LLC (1) (3)(4) (5)	Services	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	9/15/2028	14,728,806	14,395,297	14,728,806
Sako and Partners Lower Holdings LLC (2) (6)	Services	Delayed Draw Term Loan	10.81% (S + 5.50%; 1.00% Floor)	9/15/2028	—	(37,497)	(9,891)
Sako and Partners Lower Holdings LLC (5)	Services	Term Loan	10.81% (S + 5.50%; 1.00% Floor)	9/15/2028	1,695,528	1,663,023	1,674,334
Activ Software Holdings, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.65% (S + 6.00%; 1.00% Floor)	5/4/2027	626,059	612,522	624,494
Activ Software Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.69% (S + 6.00%; 1.00% Floor)	5/4/2027	—	(6,831)	(1,622)
Activ Software Holdings, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.69% (S + 6.00%; 1.00% Floor)	5/4/2027	7,887,427	7,803,658	7,867,708
Activ Software Holdings, LLC (1)	Software & Tech Services	Term Loan	11.69% (S + 6.00%; 1.00% Floor)	5/4/2027	2,504,237	2,450,076	2,497,977
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.81% (S + 5.50%; 0.75% Floor)	5/8/2028	—	(3,115)	(4,506)
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Revolver	10.81% (S + 5.50%; 0.75% Floor)	5/8/2028	—	(22,236)	(24,527)
Admiral Buyer, Inc (1) (4) (5)	Software & Tech Services	Term Loan	10.81% (S + 5.50%; 0.75% Floor)	5/8/2028	10,619,719	10,453,833	10,433,874
AMI US Holdings, Inc. (2) (6)	Software & Tech Services	Revolver	10.68% (S + 5.25%; 0.00% Floor)	10/1/2026	—	(26)	—
AMI US Holdings, Inc. (1) (4)	Software & Tech Services	Term Loan	10.68% (S + 5.25%; 1.00% Floor)	10/1/2026	7,704,924	7,673,993	7,704,924
Avalara, Inc. (2) (6)	Software & Tech Services	Revolver	12.56% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(20,425)	—
Avalara, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.56% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,449,564	10,653,748
Avetta, LLC (1) (4) (5)	Software & Tech Services	Term Loan	11.08% (S + 5.75%; 1.00% Floor)	10/18/2030	21,899,376	21,427,951	21,735,130
Avetta, LLC (2) (6)	Software & Tech Services	Revolver	11.08% (S + 5.75%; 1.00% Floor)	10/18/2029	—	(43,506)	(15,642)
Bonterra, LLC (2)	Software & Tech Services	Revolver	12.56% (S + 7.25%; 0.75% Floor)	9/8/2027	598,910	588,846	593,152
Bonterra, LLC (1) (4) (5)	Software & Tech Services	Term Loan	13.30% (S + 0.00%; 8.00% PIK; 0.75% Floor)	9/8/2027	2,804,652	2,769,309	2,804,652
Bonterra, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.55% (S + 7.25%; 0.75% Floor)	9/8/2027	15,944,506	15,810,403	15,864,783
Brightspot Buyer, Inc (2) (6)	Software & Tech Services	Revolver	11.94% (S + 6.50%; 0.75% Floor)	11/16/2027	—	(8,359)	(15,307)
Brightspot Buyer, Inc (3)	Software & Tech Services	Term Loan	11.94% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,420,189	1,416,005
Brightspot Buyer, Inc (1) (3)	Software & Tech Services	Term Loan	11.94% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,151,456	5,098,221
BSI2 Hold Nettle, LLC (2) (6)	Software & Tech Services	Revolver	10.18% (S + 5.00%; 0.75% Floor)	6/30/2028	—	(6,329)	(8,834)
BSI2 Hold Nettle, LLC (3) (5)	Software & Tech Services	Term Loan	10.18% (S + 5.00%; 0.75% Floor)	6/30/2028	4,640,709	4,590,805	4,571,099
BSI2 Hold Nettle, LLC (3)	Software & Tech Services	Term Loan	10.19% (S + 5.00%; 0.75% Floor)	6/30/2028	619,221	607,518	609,933
BusinesSolver.com, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.91% (S + 5.50%; 0.75% Floor)	12/1/2027	258,361	254,732	258,361
BusinesSolver.com, Inc. (3) (5)	Software & Tech Services	Term Loan	10.91% (S + 5.50%; 0.75% Floor)	12/1/2027	7,232,364	7,187,351	7,232,364
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Revolver	10.93% (S + 5.50%; 0.75% Floor)	2/24/2028	—	(5,505)	(3,129)
Community Brands Parentco, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.93% (S + 5.50%; 0.75% Floor)	2/24/2028	6,950,678	6,854,077	6,898,548
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	12.81% (S + 7.50%; 0.75 % Floor)	2/27/2030	—	(10,075)	—
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Revolver	12.81% (S + 7.50%; 0.75% Floor)	2/27/2029	—	(14,936)	—
Coupa Holdings,LLC (1) (4) (5)	Software & Tech Services	Term Loan	12.81% (S + 7.50%; 0.75% Floor)	2/27/2030	10,617,824	10,376,799	10,617,824
Datacor, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	10.83% (S + 5.50%; 1.00% Floor)	3/13/2029	—	(59,880)	(44,910)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Datacor, Inc. (2)	Software & Tech Services	Revolver	10.83% (S + 5.50%; 1.00% Floor)	3/13/2029	$—	$(32,824)	$(30,778)
Datacor, Inc. (1) (3) (4) (5)	Software & Tech Services	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	3/13/2029	17,780,468	17,599,180	17,558,213
Dispatch Track, LLC (2) (6)	Software & Tech Services	Revolver	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(666)	(755)
Dispatch Track, LLC (1) (5)	Software & Tech Services	Term Loan	9.93% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,823,275	9,825,312
EET Buyer, Inc. (2)	Software & Tech Services	Revolver	11.92% (S + 6.50%; 0.75% Floor)	11/8/2027	207,326	191,938	202,142
EET Buyer, Inc. (4)	Software & Tech Services	Term Loan	11.92% (S + 6.50%; 0.75% Floor)	11/8/2027	4,129,275	4,042,775	4,108,628
EET Buyer, Inc. (3) (4) (5)	Software & Tech Services	Term Loan	11.92% (S + 6.50%; 0.75% Floor)	11/8/2027	6,769,778	6,686,487	6,735,929
Exterro, Inc. (2)	Software & Tech Services	Revolver	10.99% (S + 5.50%; 1.00% Floor)	6/1/2027	—	(3,382)	—
Exterro, Inc. (1)	Software & Tech Services	Term Loan	10.99% (S + 5.50%; 1.00% Floor)	6/1/2027	2,793,450	2,791,665	2,793,450
Exterro, Inc. (1) (4)	Software & Tech Services	Term Loan	10.99% (S + 5.50%; 1.00% Floor)	6/1/2027	5,793,915	5,764,281	5,793,915
Exterro, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.99% (S + 5.50%; 1.00% Floor)	6/1/2027	6,237,900	6,231,257	6,237,900
Faithlife, LLC (1) (4)	Software & Tech Services	Delayed Draw Term Loan	10.91% (S + 5.50%; 1.00% Floor)	9/18/2025	704,681	700,460	704,681
Faithlife, LLC (2) (6)	Software & Tech Services	Revolver	10.91% (S + 5.50%; 1.00% Floor)	9/18/2025	—	(1,664)	—
Faithlife, LLC (1) (4) (5)	Software & Tech Services	Term Loan	10.91% (S + 5.50%; 1.00% Floor)	9/18/2025	302,624	300,803	302,624
Fusion Holding Corp (2) (6)	Software & Tech Services	Revolver	11.56% (S + 6.25%; 0.75% Floor)	9/15/2027	—	(21,709)	—
Fusion Holding Corp (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.56% (S + 6.25%; 0.75% Floor)	9/14/2029	16,683,873	16,388,108	16,683,873
Fusion Risk Management, Inc. (2) (6)	Software & Tech Services	Revolver	8.83% (S + 3.50%; 3.75% PIK; 1.00% Floor)	5/22/2029	—	(14,490)	(16,801)
Fusion Risk Management, Inc. (3)	Software & Tech Services	Term Loan	8.83% (S + 3.50%; 3.75% PIK; 1.00% Floor)	5/22/2029	7,203,616	7,082,807	7,059,543
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.30% (S + 6.00%; 1.00% Floor)	6/29/2029	—	(16,085)	(24,393)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.30% (S + 6.00%; 1.00% Floor)	6/29/2029	—	(10,053)	(15,245)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Revolver	11.30% (S + 6.00%; 1.00% Floor)	6/29/2029	—	(16,097)	(18,294)
G Treasury SS, LLC (1) (3)	Software & Tech Services	Term Loan	11.30% (S + 6.00%; 1.00% Floor)	6/29/2029	3,658,885	3,610,164	3,585,708
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.31% (S + 7.00%; 1.00% Floor)	9/1/2028	—	(13,786)	(6,161)
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.31% (S + 7.00%; 1.00% Floor)	9/1/2028	—	(11,260)	(3,022)
Greenhouse Software, Inc. (3)	Software & Tech Services	Term Loan	12.31% (S + 7.00%; 1.00% Floor)	9/1/2028	12,376,845	12,237,198	12,314,961
Greenhouse Software, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.31% (S + 7.00%; 1.00% Floor)	9/1/2028	14,507,975	14,237,725	14,435,435
Gryphon-Redwood Acquisition LLC (2) (4) (8)	Software & Tech Services	Delayed Draw Term Loan	15.23% (S + 4.00%; 6.00% PIK; 1.00% Floor)	9/16/2028	1,602,499	1,565,131	1,582,468
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	9.35% (S + 4.00%; 6.00% PIK; 1.00% Floor)	9/16/2028	3,722,113	3,677,644	3,675,586
GS AcquisitionCo, Inc. (2) (6)	Software & Tech Services	Revolver	5.00% (S + 5.00%; 1.00% Floor)	5/25/2028	—	(1,308)	(3,504)
GS AcquisitionCo, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.30% (S + 5.00%; 1.00% Floor)	5/25/2028	9,357,213	9,350,200	9,310,427
GS AcquisitionCo, Inc. (1) (3) (5)	Software & Tech Services	Delayed Draw Term Loan	10.30% (S + 5.00%; 0.75% Floor)	5/25/2028	—	(2,432)	—
Hirevue, Inc. (2) (6)	Software & Tech Services	Revolver	12.57% (S + 7.25%; 1.00% Floor)	5/3/2029	329,235	294,077	312,774
Hirevue, Inc. (4) (5)	Software & Tech Services	Term Loan	12.56% (S + 7.25%; 1.00% Floor)	5/3/2029	12,901,908	12,613,867	12,772,889
Iodine Software, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.43% (S + 6.00%; 1.00% Floor)	5/19/2027	—	(29,645)	—
Iodine Software, LLC (3) (5)	Software & Tech Services	Delayed Draw Term Loan	11.43% (S + 6.00%; 1.00% Floor)	5/19/2027	7,855,500	7,771,450	7,855,500

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Iodine Software, LLC (2) (6)	Software & Tech Services	Revolver	11.43% (S + 6.00%; 1.00% Floor)	5/19/2027	$—	$(11,607)	$—
Iodine Software, LLC (1) (5)	Software & Tech Services	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	5/19/2027	5,214,568	5,158,980	5,214,568
Kaseya Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.81% (S + 5.50%; 2.50% PIK; 0.75% Floor)	6/25/2029	39,429	31,796	39,429
Kaseya Inc. (2) (8)	Software & Tech Services	Revolver	10.83% (S + 5.50%; 2.50% PIK; 0.75% Floor)	6/25/2029	160,904	157,325	160,904
Kaseya Inc. (1) (4) (5)	Software & Tech Services	Term Loan	8.81% (S + 3.50%; 2.50% PIK; 0.75% Floor)	6/25/2029	10,664,395	10,545,616	10,664,395
Mavenlink, Inc. (2)	Software & Tech Services	Revolver	11.72% (S + 0.00%; 6.25% PIK; 0.75% Floor)	6/3/2027	1,469,404	1,448,365	1,423,720
Mavenlink, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.72% (S + 0.00%; 6.25% PIK; 0.75% Floor)	6/3/2027	15,507,841	15,260,551	15,120,145
Medbridge Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.43% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(12,705)	(10,322)
Medbridge Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,220,863	15,252,613
Medbridge Holdings, LLC (1)	Software & Tech Services	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	962,564	967,048
Metametrics, Inc. (2) (6)	Software & Tech Services	Revolver	10.41% (S + 5.00%; 1.00% Floor)	9/10/2025	—	(3,198)	(4,884)
Metametrics, Inc. (1) (5)	Software & Tech Services	Term Loan	10.41% (S + 5.00%; 1.00% Floor)	9/10/2025	3,385,281	3,366,336	3,359,892
Moon Buyer, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.16% (S + 4.75%; 1.00% Floor)	4/21/2027	574,623	572,099	570,313
Moon Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.16% (S + 4.75%; 1.00% Floor)	4/21/2027	—	(9,067)	(8,728)
Moon Buyer, Inc. (1) (3) (4) (5)	Software & Tech Services	Term Loan	10.16% (S + 4.75%; 1.00% Floor)	4/21/2027	6,224,837	6,176,033	6,178,151
Mykaarma Acquisition LLC (2) (6)	Software & Tech Services	Revolver	8.53% (S + 3.00%; 3.75% PIK; 1.00% Floor)	3/21/2028	—	(7,928)	—
Mykaarma Acquisition LLC (3) (5)	Software & Tech Services	Term Loan	8.53% (S + 3.00%; 3.75% PIK; 1.00% Floor)	3/21/2028	6,384,363	6,300,163	6,384,363
Navigate360, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.43% (S + 6.00%; 1.00% Floor)	3/17/2027	1,785,515	1,770,178	1,758,732
Navigate360, LLC (2) (6)	Software & Tech Services	Revolver	13.50% (S + 6.00%; 1.00% Floor)	3/17/2027	—	(7,231)	(9,064)
Navigate360, LLC (4) (5)	Software & Tech Services	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	3/17/2027	2,237,402	2,205,289	2,203,841
Navigate360, LLC (3)	Software & Tech Services	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	3/17/2027	4,145,053	4,092,713	4,082,877
Navigate360, LLC (4)	Software & Tech Services	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	3/17/2027	1,077,843	1,062,018	1,061,675
Navigate360, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.43% (S + 6.00%; 1.00% Floor)	3/17/2027	—	(15,269)	(30,539)
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.00%; 0.75% Floor)	6/11/2029	184,004	184,004	183,321
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Revolver	10.31% (S + 5.00%; 0.75% Floor)	6/11/2029	—	(1,906)	(3,874)
Netwrix Corporation And Concept Searching Inc. (1) (4) (5)	Software & Tech Services	Term Loan	10.31% (S + 5.00%; 0.75% Floor)	6/11/2029	12,333,044	12,315,035	12,271,379
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 5.25%; 0.75% Floor)	6/11/2029	—	(15,499)	—
Penn TRGRP Holdings, LLC (2) (6)	Software & Tech Services	Revolver	12.07% (S + 1.75%; 6.00% PIK; 0.75% Floor)	9/27/2030	—	(19,619)	—
Penn TRGRP Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	12.07% (S + 1.75%; 6.00% PIK; 0.75% Floor)	9/27/2030	7,061,153	6,933,606	7,061,153
Pieper Memorial, LLC (1) (2) (5)	Healthcare	Delayed Draw Term Loan	11.17% (S + 5.75%; 1.00% Floor)	11/2/2027	2,693,535	2,632,145	2,693,535
Pieper Memorial, LLC (4) (5)	Healthcare	Term Loan	11.17% (S + 5.75%; 1.00% Floor)	11/2/2027	2,067,132	2,030,319	2,061,964
Ping Identity Corporation (2) (6)	Software & Tech Services	Revolver	12.33% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(23,054)	—
Ping Identity Corporation (1) (3) (4)	Software & Tech Services	Term Loan	12.33% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,790,150	12,033,445

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Ranger Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.68% (S + 5.25%; 0.75% Floor)	11/18/2027	$—	$(14,894)	$(11,992)
Ranger Buyer, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.68% (S + 5.25%; 0.75% Floor)	11/17/2028	14,102,974	13,900,745	13,961,945
Sauce Labs, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	11.41% (S + 5.50%; 0.50% PIK; 1.00% Floor)	8/16/2027	592,385	572,232	568,705
Sauce Labs, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	11.41% (S + 5.50%; 0.50% PIK; 1.00% Floor)	8/16/2027	1,937,198	1,915,141	1,898,454
Sauce Labs, Inc.(2) (6)	Software & Tech Services	Revolver	11.41% (S + 5.50%; 0.50% PIK; 1.00% Floor)	8/16/2027	—	(14,702)	(25,636)
Sauce Labs, Inc. (3)	Software & Tech Services	Term Loan	10.91% (S + 5.50%; 0.50% PIK; 1.00% Floor)	8/16/2027	7,551,172	7,451,338	7,400,148
Saviynt, Inc. (2) (3) (4)	Software & Tech Services	Delayed Draw Term Loan	12.93% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	3,123,812	2,993,696	3,015,788
Saviynt, Inc. (2) (6)	Software & Tech Services	Revolver	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	—	(11,479)	(10,671)
Saviynt, Inc. (1) (3)	Software & Tech Services	Term Loan	12.93% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	19,133,082	18,770,322	18,798,253
Securonix, Inc. (2) (6)	Software & Tech Services	Revolver	11.33% (S + 6.00%; 0.75% Floor)	4/5/2028	—	(18,252)	(249,980)
Securonix, Inc. (1) (3)	Software & Tech Services	Term Loan	11.33% (S + 6.00%; 0.75% Floor)	4/5/2028	8,546,314	8,444,920	7,157,538
Serrano Parent, LLC (2) (6)	Software & Tech Services	Revolver	11.81% (S + 6.50%; 1.00% Floor)	5/13/2030	—	(45,852)	(41,720)
Serrano Parent, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.81% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,732,467	20,783,327
Sirsi Corporation (2) (6)	Software & Tech Services	Revolver	11.74% (S + 6.25%; 1.00% Floor)	3/15/2025	—	(1,370)	—
Sirsi Corporation (1) (5)	Software & Tech Services	Term Loan	11.74% (S + 6.25%; 1.00% Floor)	3/15/2025	6,018,017	6,002,946	6,018,017
SIS Purchaser, Inc. (2) (6)	Software & Tech Services	Revolver	10.93% (S + 5.50%; 1.00% Floor)	10/15/2026	—	(8,770)	(5,830)
SIS Purchaser, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	10/15/2026	11,779,553	11,685,465	11,720,655
SIS Purchaser, Inc. (5)	Software & Tech Services	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	10/15/2026	2,255,018	2,235,348	2,243,742
Soladoc, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.43% (S + 5.00%; 0.75% Floor)	6/12/2028	—	(16,655)	(64,781)
Soladoc, LLC (2) (6)	Software & Tech Services	Revolver	10.43% (S + 5.00%; 0.75% Floor)	6/12/2028	—	(8,340)	(22,085)
Soladoc, LLC (1) (3)	Software & Tech Services	Term Loan	10.43% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,805,794	5,668,379
SugarCRM, Inc. (2) (6)	Software & Tech Services	Revolver	11.43% (S + 6.00%; 1.00% Floor)	7/31/2024	—	(318)	—
SugarCRM, Inc. (1) (3)	Software & Tech Services	Term Loan	11.43% (S + 6.00%; 1.00% Floor)	7/31/2024	4,268,824	4,263,090	4,268,824
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.67% (S + 6.25%; 1.00% Floor)	7/2/2027	3,547,253	3,508,012	3,538,385
Sundance Group Holdings, Inc. (2) (8)	Software & Tech Services	Revolver	11.66% (S + 6.25%; 1.00% Floor)	7/2/2027	709,451	693,759	705,903
Sundance Group Holdings, Inc. (4)	Software & Tech Services	Term Loan	11.69% (S + 6.25%; 1.00% Floor)	7/2/2027	463,790	453,808	462,631
Sundance Group Holdings, Inc. (1) (5)	Software & Tech Services	Term Loan	11.67% (S + 6.25%; 1.00% Floor)	7/2/2027	11,824,177	11,693,360	11,794,617
Sysnet North America, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	12/1/2026	8,749,178	8,691,368	8,749,178
Telcor Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	9.58% (S + 4.25%; 1.00% Floor)	8/20/2027	—	(2,507)	(727)
Telcor Buyer, Inc. (1) (5)	Software & Tech Services	Term Loan	9.58% (S + 4.25%; 1.00% Floor)	8/20/2027	7,538,691	7,473,665	7,519,845
Telesoft Holdings, LLC (2)	Software & Tech Services	Revolver	11.18% (S + 5.75%; 1.00% Floor)	12/16/2025	29,843	25,934	26,859
Telesoft Holdings, LLC (3) (5)	Software & Tech Services	Term Loan	11.18% (S + 5.75%; 1.00% Floor)	12/16/2025	5,729,918	5,691,293	5,701,268
Unanet, Inc. (2) (4)	Software & Tech Services	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	12/8/2028	1,547,761	1,505,673	1,528,809
Unanet, Inc. (2) (6)	Software & Tech Services	Revolver	11.35% (S + 6.00%; 0.75% Floor)	12/8/2028	—	(19,874)	(12,635)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Unanet, Inc. (3) (5)	Software & Tech Services	Term Loan	11.16% (S + 6.00%; 0.75% Floor)	12/8/2028	$12,003,044	$11,813,534	$11,883,013
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.94% (S + 6.50%; 1.00% Floor)	4/30/2027	477,340	473,876	472,566
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	11.94% (S + 6.50%; 1.00% Floor)	4/30/2027	322,391	319,823	319,167
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.94% (S + 6.50%; 1.00% Floor)	4/30/2027	690,794	690,794	683,886
Ungerboeck Systems International, LLC (2) (6)	Software & Tech Services	Revolver	11.93% (S + 6.50%; 1.00% Floor)	4/30/2027	61,170	59,007	58,876
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Term Loan	11.94% (S + 6.50%; 1.00% Floor)	4/30/2027	263,748	258,113	261,111
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Term Loan	11.94% (S + 6.50%; 1.00% Floor)	4/30/2027	136,383	134,587	135,019
Ungerboeck Systems International, LLC (1) (3)	Software & Tech Services	Term Loan	11.94% (S + 6.50%; 1.00% Floor)	4/30/2027	2,717,277	2,695,642	2,690,104
Vectra AI, Inc. (1)	Software & Tech Services	Delayed Draw Term Loan	11.68% (S + 6.25%; 1.00% Floor)	3/1/2028	1,163,793	1,149,791	1,143,427
Vectra AI, Inc. (2) (6)	Software & Tech Services	Revolver	11.68% (S + 6.25%; 1.00% Floor)	3/1/2028	—	(2,307)	(4,073)
Vectra AI, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.68% (S + 6.25%; 1.00% Floor)	3/1/2028	5,552,870	5,479,505	5,455,695
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.58% (S + 5.25%; 0.75% Floor)	5/24/2028	6,195,183	6,146,467	6,133,231
Vehlo Purchaser, LLC (2)	Software & Tech Services	Revolver	10.58% (S + 5.25%; 0.75% Floor)	5/24/2028	123,904	110,898	111,514
Vehlo Purchaser, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.58% (S + 5.25%; 0.75% Floor)	5/24/2028	22,302,658	22,068,470	22,079,632
Vehlo Purchaser, LLC (4)	Software & Tech Services	Term Loan	10.58% (S + 5.25%; 0.75% Floor)	05/24/28	2,143,743	2,116,946	2,122,305
Velocity Purchaser Corporation (2) (6)	Software & Tech Services	Revolver	11.96% (S + 7.00%; 1.00% Floor)	12/2/2024	—	(388)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	12.43% (S + 7.00%; 1.00% Floor)	12/1/2024	2,141,338	2,137,581	2,141,338
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	12.43% (S + 7.00%; 1.00% Floor)	12/1/2024	532,667	531,512	532,667
Velocity Purchaser Corporation (1) (5)	Software & Tech Services	Term Loan	12.43% (S + 7.00%; 1.00% Floor)	12/1/2024	4,229,879	4,215,371	4,229,879
Veracross LLC (1) (5)	Software & Tech Services	Delayed Draw Term Loan	7.43% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	1,759,641	1,710,115	1,742,045
Veracross LLC (2) (6)	Software & Tech Services	Revolver	7.43% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	—	(14,100)	(11,126)
Veracross LLC (3)	Software & Tech Services	Term Loan	7.43% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	13,690,782	13,535,554	13,553,874
Vhagar Purchaser, LLC (4)	Software & Tech Services	Term Loan	12.08% (S + 6.75%; 1.00% Floor)	6/11/2029	3,360,201	3,272,404	3,267,795
Vhagar Purchaser, LLC. (2)	Software & Tech Services	Delayed Draw Term Loan	12.08% (S + 6.75%; 1.00% Floor)	6/11/2029	168,010	156,069	156,809
Vhagar Purchaser, LLC. (2) (6)	Software & Tech Services	Revolver	12.08% (S + 6.75%; 1.00% Floor)	6/11/2029	—	(9,755)	(10,267)
Zendesk, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	—	(26,012)	—
Zendesk, Inc. (2) (6)	Software & Tech Services	Revolver	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	—	(21,392)	—
Zendesk, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.57% (S + 6.25%; 0.75% Floor)	11/22/2028	13,681,445	13,464,641	13,681,445
Azurite Intermediate Holdings, Inc (4)	Software & Tech Services	Term Loan	11.83% (S + 6.50%; 0.75% Floor)	3/19/2031	3,128,738	3,081,807	3,081,807
Azurite Intermediate Holdings, Inc (4)	Software & Tech Services	Delayed Draw Term Loan	11.83% (S + 6.50%; 0.75% Floor)	3/19/2031	—	(53,331)	(53,331)
Azurite Intermediate Holdings, Inc (4)	Software & Tech Services	Revolver	11.83% (S + 6.50%; 0.75% Floor)	3/19/2031	—	(17,066)	(17,066)
CallTower, Inc (1) (4) (5)	Digital Infrastructure & Services	Term Loan	11.68% (S + 6.25%; 3.00% Floor)	11/30/2028	4,965,630	4,848,861	4,965,630
CallTower, Inc (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.68% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(23,291)	—
CallTower, Inc (2) (6)	Digital Infrastructure & Services	Revolver	11.68% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(14,563)	—
CHV Holdings LLC (4)	Digital Infrastructure & Services	PIK Term Loan	14.18% (S + 4.00%; 4.75% PIK; 1.00% Floor)	3/27/2029	8,566,666	8,353,070	8,352,500

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
CHV Holdings LLC (4)	Digital Infrastructure & Services	PIK Revolver	14.18% (S + 4.00%; 4.75% PIK; 1.00% Floor)	3/27/2029	$—	$(30,956)	$(31,039)
CHV Holdings LLC (4)	Digital Infrastructure & Services	PIK Bridge Term Loan	14.18% (S + 0.00%; 16.50% PIK; 0.00% Floor)	3/27/2026	647,016	630,950	630,840
Crewline Buyer, Inc (1) (4) (5)	Software & Tech Services	Term Loan	12.06% (S + 6.75%; 1.00% Floor)	11/8/2030	13,118,364	12,804,288	13,085,568
Crewline Buyer, Inc (2) (6)	Software & Tech Services	Revolver	12.06% (S + 6.75%; 1.00% Floor)	11/8/2030	—	(32,299)	(3,416)
Dorado Buyer LLC (3) (4)	Software & Tech Services	Term Loan	11.06% (S + 5.50%; 1.00% Floor)	2/6/2030	6,207,729	6,116,760	6,114,613
Dorado Buyer LLC (3) (4)	Software & Tech Services	Revolver	11.06% (S + 5.50%; 1.00% Floor)	2/6/2030	—	(9,093)	(9,312)
Dorado Buyer LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.06% (S + 5.50%; 1.00% Floor)	2/6/2026	—	(18,184)	(18,623)
Fullsteam Operations LLC (4) (5)	Software & Tech Services	Delayed Draw Term Loan	13.57% (S + 8.25%; 1.00% Floor)	11/27/2029	1,466,172	1,412,099	1,466,172
Fullsteam Operations LLC (2) (4) (6)	Software & Tech Services	Delayed Draw Term Loan	13.73% (S + 8.25%; 1.00% Floor)	11/27/2029	287,094	268,301	287,094
Fullsteam Operations LLC (2) (6)	Software & Tech Services	Revolver	13.73% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(11,782)	—
Fullsteam Operations LLC (4) (5)	Software & Tech Services	Term Loan	13.73% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,213,304	7,423,938
Fullsteam Operations LLC (2) (4) (6)	Software & Tech Services	Delayed Draw Term Loan	13.73% (S + 7.00%; 1.00% Floor)	11/27/2029	—	(31,526)	(58,848)
Fullsteam Operations LLC (2) (4) (6)	Software & Tech Services	Delayed Draw Term Loan	13.73% (S + 7.00%; 1.00% Floor)	11/27/2029	—	(7,750)	(14,712)
Lotus HPI Buyer Inc (1) (4) (5)	Healthcare	Term Loan	11.37% (S + 6.25%; 1.00% Floor)	1/21/2030	12,559,470	12,253,420	12,245,483
Lotus HPI Buyer Inc (1) (4) (5)	Healthcare	Revolver	11.37% (S + 6.25%; 1.00% Floor)	1/21/2030	—	(45,615)	(47,098)
Lotus HPI Buyer Inc (1) (4) (5)	Healthcare	Delayed Draw Term Loan	11.37% (S + 6.25%; 1.00% Floor)	1/21/2030	—	(45,606)	(47,098)
Next Holdco, LLC (1) (4) (5)	Software & Tech Services	Term Loan	11.32% (S + 6.00%; 0.75% Floor)	11/12/2030	9,285,113	9,151,099	9,215,474
Next Holdco, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.32% (S + 6.00%; 0.75% Floor)	11/12/2030	—	(16,874)	(17,856)
Next Holdco, LLC (2) (6)	Software & Tech Services	Revolver	11.32% (S + 6.00%; 0.75% Floor)	11/9/2029	—	(12,544)	(6,702)
Pace Health Companies, LLC (4)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	8/2/2025	1,379,575	1,363,718	1,379,575
Pace Health Companies, LLC (2)	Healthcare	Delayed Draw Term Loan	11.70% (S + 6.50%; 1.00% Floor)	8/2/2025	194,632	182,465	194,632
PDI TA Holdings, Inc. (3) (4)	Software & Tech Services	Term Loan	10.83% (S + 5.50%; 0.75% Floor)	2/3/2031	8,318,357	8,236,811	8,235,174
PDI TA Holdings, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.83% (S + 5.50%; 0.75% Floor)	2/3/2031	—	(15,768)	(15,768)
PDI TA Holdings, Inc. (3) (4)	Software & Tech Services	Revolver	10.83% (S + 5.50%; 0.75% Floor)	2/3/2031	—	(9,229)	(9,436)
Towerco IV Holdings, LLC (1) (2) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.43% (S + 4.00%; 1.00% Floor)	8/31/2028	18,116,579	18,028,762	18,116,579
Your Part-Time Controller, LLC (4)	Services	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	11/14/2029	6,890,439	6,761,011	6,890,439
Your Part-Time Controller, LLC (2) (6)	Services	Revolver	10.83% (S + 5.50%; 1.00% Floor)	11/14/2029	—	(11,785)	—
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.83% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(3,163)	—
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Revolver	10.83% (S + 5.00%; 0.75% Floor)	12/24/2029	—	(9,628)	(5,033)
Enverus Holdings, Inc. (1) (5)	Software & Tech Services	Term Loan	10.83% (S + 5.50%; 0.75% Floor)	12/24/2029	8,820,249	8,692,458	8,754,097
Heartland PPC Buyer LLC (2) (4) (6)	Services	Delayed Draw Term Loan	11.06% (S + 5.75%; 0.75% Floor)	12/12/2029	170,730	151,053	170,730
Heartland PPC Buyer LLC (2) (6)	Services	Revolver	11.07% (S + 5.75%; 0.75% Floor)	12/12/2029	37,678	16,157	26,375
Heartland PPC Buyer LLC (1) (4) (5)	Services	Term Loan	11.05% (S + 5.75%; 0.75% Floor)	12/12/2029	5,651,762	5,543,463	5,595,244
Venture Buyer, LLC (4)	Digital Infrastructure & Services	Term Loan	10.58% (S + 5.25%; 1.00% Floor)	3/1/2030	4,907,910	4,811,025	4,809,752
Venture Buyer, LLC (4)	Digital Infrastructure & Services	Revolver	10.58% (S + 5.25%; 1.00% Floor)	3/1/2030	100,882	85,946	85,749
Venture Buyer, LLC (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.58% (S + 5.25%; 1.00% Floor)	3/1/2030	—	(10,088)	(10,088)
Visionary Buyer LLC (4)	Digital Infrastructure & Services	Term Loan	10.58% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,568,867	5,568,867

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Visionary Buyer LLC (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.58% (S + 5.25%; 0.75% Floor)	3/21/2031	$—	$(42,259)	$(42,403)
Visionary Buyer LLC (4)	Digital Infrastructure & Services	Revolver	10.58% (S + 5.25%; 0.75% Floor)	3/21/2030	—	(21,117)	(21,201)
Wolverine Seller Holdings, LLC (1) (4) (5)	Services	Term Loan	10.57% (S + 5.25%; 0.75% Floor)	1/17/2030	6,704,348	6,574,598	6,570,261
Wolverine Seller Holdings, LLC (1) (4) (5)	Services	Revolver	10.57% (S + 5.25%; 0.75% Floor)	1/17/2030	—	(21,623)	(22,348)
Wolverine Seller Holdings, LLC (1) (4) (5)	Services	Delayed Draw Term Loan	10.57% (S + 5.25%; 0.75% Floor)	1/17/2030	—	(36,032)	(37,246)

Total U.S. 1st Lien/Senior Secured Debt						1,338,324,508	1,320,224,178

2nd Lien/Junior Secured Debt - 1.76%
Conterra Ultra Broadband Holdings, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	13.94% (S + 8.50%; 1.00% Floor)	4/30/2027	6,537,710	6,492,319	6,537,710
Symplr Software, Inc. (1) (4)	Software & Tech Services	Term Loan	13.29% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,091,041	2,856,704

Total U.S. 2nd Lien/Junior Secured Debt						9,583,360	9,394,414
Total U.S Corporate Debt						1,347,907,868	1,329,618,592

1st Lien/Senior Secured Debt - 4.53%
Syntax Systems Ltd (1) (5) (9)	Digital Infrastructure & Services	Term Loan	10.93% (S + 5.50%; 0.75% Floor)	10/29/2028	8,662,485	8,603,322	8,640,829
Syntax Systems Ltd (2) (9)	Digital Infrastructure & Services	Revolver	10.93% (S + 5.50%; 0.75% Floor)	10/29/2026	701,031	695,931	698,597
McNairn Holdings Ltd. (1) (9)	Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	734,014	726,272	734,014
Banneker V Acquisition, Inc. (1) (3) (5) (9)	Software & Tech Services	Term Loan	11.83% (S + 6.50%; 1.00% Floor)	12/4/2025	13,258,433	13,104,114	13,059,557
Banneker V Acquisition, Inc. (2) (6) (9)	Software & Tech Services	Revolver	11.83% (S + 6.50%; 1.00% Floor)	12/4/2025	—	(11,624)	(13,450)
Banneker V Acquisition, Inc. (5) (9)	Software & Tech Services	Delayed Draw Term Loan	11.83% (S + 6.50%; 1.00% Floor)	12/4/2025	1,024,233	1,017,180	1,008,870

Total Canada 1st Lien/Senior Secured Debt						24,135,195	24,128,417
Total Canadian Corporate Debt						24,135,195	24,128,417

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
U.S. Preferred Stock - 1.62%
Ntiva Investments, LLC (11)	Class A	Digital Infrastructure & Services		333,937	$272,826	$342,816
Alphasense, LLC (11)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	642,384
Concerto HealthAI Solutions LLC (11) (12)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	329,633
Datarobot, Inc. (11)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	269,092
Datarobot, Inc. (11)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	64,064
Degreed, Inc. (11)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	241,439
Degreed, Inc. (11)	Series D	Software & Tech Services		16,943	278,308	232,617
Content Square SAS (11)	Series F	Software & Tech Services		24,472	206,755	206,715
Content Square SAS (11)	Earn Out	Software & Tech Services		2,027	8,561	-
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (11)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,685,327
Netskope, Inc. (11)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	399,858
Phenom People, Inc. (11)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	416,522
Protoscale Rubrik, LLC (11)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	640,967
Swyft Parent Holdings LP (11) (12)	Preferred Units	Software & Tech Services	02/07/2022	850,470	758,389	861,223
Symplr Software Intermediate Holdings, Inc. (11)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,531	2,203,020
Vectra AI, Inc (11)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	112,298

Total U.S. Preferred Stock					6,625,470	8,647,975

U.S. Common Stock - 1.49%
Content Square SAS (11)	Ordinary Shares	Software & Tech Services		75,889	416,757	416,758
Leeds FEG Investors, LLC (11)	Common Units	Consumer Non-Cyclical	11/08/2022	320	321,309	351,166
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (11)	LP Interests	Consumer Non-Cyclical	11/20/2017	72,483	72,483	159,197
8x8, Inc. (11) (13)	Common Units	Digital Infrastructure & Services		7,886	170,890	21,292
Pamlico Avant Holdings L.P. (11) (12)	LP Interests	Digital Infrastructure & Services		236,307	236,307	358,480
Ntiva Investments, LLC (11)	Class A	Digital Infrastructure & Services		333,937	61,110	88,996
NEPCORE Parent Holdings, LLC (11)	LP Interests	Digital Infrastructure & Services	10/21/2021	98	97,884	13,895
Neutral Connect, LLC (11)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,931	223,933
Thrive Parent, LLC (11)	Class L	Digital Infrastructure & Services	01/22/2021	102,108	271,128	530,497
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (11)	Units	Healthcare	09/30/2021	34,492	34,492	26,429
American Outcomes Management, L.P. (11) (12)	Class A	Healthcare	02/17/2022	290,393	18,979	588,445
Community Based Care Holdings, LP (11)	Senior Common Units	Healthcare	01/03/2022	179	178,916	256,163
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (11)	Class A	Healthcare	03/31/2022	86,555	85,988	74,070
INH Group Holdings, LLC (11)	Class A	Healthcare	01/31/2019	484,552	484,552	—
RCFN Parent, LP (People’s Care) (11)	LP Interests	Healthcare	06/18/2021	77	78,284	80,741
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (11)	LP Interests	Healthcare	10/14/2021	590,203	590,203	1,028,684

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
SBS Super Holdings, LLC^^ (11)	Class A	Healthcare	5/12/2023	21	$—	$—
SBS Super Holdings, LLC^^ (11)	Class B	Healthcare	5/12/2023	100	10	—
Brightspot Holdco, LLC (11)	Class A	Software & Tech Services	11/16/2021	433,207	433,207	459,879
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (11)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	186,156
Singularity Topco LLC (11)		Software & Tech Services		329,116	953,133	590,379
Moon Topco, L.P. (Radiant Logic, Inc.) (11)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	103,037
MyKaarma Holdings LP (11)	LP Interests	Software & Tech Services	03/21/2022	257,031	257,031	384,530
Coinvest YPTC Blocked Aggregator, L.P. (11)	LP Interests	Services		138,390	138,390	165,806
Ranger Lexipol Holdings, LLC (11)	Class A	Software & Tech Services	11/18/2021	433	355,837	479,740
Ranger Lexipol Holdings, LLC (11)	Class B	Software & Tech Services	11/18/2021	433	77,371	96,865
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (11)	LP Interests	Services	06/18/2020	167,509	190,658	270,284
Stripe, Inc. (11)	Class B	Software & Tech Services		4,158	166,854	108,316
Swyft Parent Holdings LP (11) (12)	LP Interests	Software & Tech Services	02/07/2022	4,485	53,048	—
REP Coinvest III-A Omni, L.P. (Forward Air Corporation) (11) (18)	Class A	Services	02/05/2021	193,770	53,301	114,324
REP RO Coinvest IV A Blocker (Road One) (11)	Class A	Services	12/28/2022	66,441,840	664,418	737,637

Total U.S. Common Stock					7,088,767	7,915,699

U.S. Warrants - 0.21%
Alphasense, LLC (9) (11)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	783,304
Degreed, Inc., expire 04/11/2028 (11)	Series D	Software & Tech Services	04/11/2021	7,624	—	5,674
Degreed, Inc., expire 05/31/2026 (11)	Series C-1	Software & Tech Services	05/31/2019	26,294	46,823	49,149
Degreed, Inc., expire 08/18/2029 (11)	Common Shares	Software & Tech Services	08/18/2022	9,374	41,527	21,989
ScyllaDB, Inc., expire 09/08/2032 (11)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	140,483
Vectra AI, Inc., expire 03/18/2031 (11)	Series F	Software & Tech Services	03/18/2021	35,156	58,190	91,351

Total U.S. Warrants					225,605	1,091,950

United Kingdom Warrants - 0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (11)	Preferred Units	Software & Tech Services		11,776	159,859	280,479

Total United Kingdom Warrants					159,859	280,479

Portfolio Company	Class/Series			Shares	Cost	Fair value
U.S. Investment Companies - 2.90%
Orangewood WWB Co-Invest, L.P. (11) (14)	LP Interests			829,314	$829,314	$1,169,333
ORCP III Triton Co-Investors, L.P. (11) (14)	LP Interests			341,592	90,503	665,080
AB Equity Investors, L.P. (11) (14)	LP Interests			6,978,604	6,978,604	7,893,907
Falcon Co-Investment Partners, L.P. (11) (14)	LP Interests			819,285	819,285	820,104
GHP E Aggregator, LLC (11)) (14)	LLC Units			417,813	186,588	665,576

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of March 31, 2024 (continued)
(Unaudited)

Portfolio Company	Class/Series		Shares	Cost	Fair value
GHP SPV 2, L.P. (11) (14)	LP Interests		271,942	$271,942	$275,477
Magenta Blocker Aggregator, LP (11) (14)	LP Interests		821,396	676,978	994,711
Palms Co-Investment Partners D, L.P. (11) (14)	LP Interests		261,450	261,450	261,450
CN CO-INVEST, LP (11) (14)	LP Interests		776,334	776,334	776,334
OSS SPV LP (11) (14)	LP Interests		277,533	277,533	277,533
GTCR A-1 Investors LP (11) (14)	LP Interests		1,100,000	1,100,000	1,100,000
SCP Resonatics Aggregator I, LLC (11) (14)	LLC Units		32,991	540,830	555,357

Total U.S. Investment Companies				12,809,361	15,454,862

TOTAL INVESTMENTS - 260.53%				$1,398,952,125	$1,387,137,974

Portfolio Company		Industry	Shares	Cost	Fair value
Cash Equivalents - 6.73%
Blackrock T Fund I (3) (5) (13) (16) (17)	Money Market	Money Market Portfolio	20,229,923	$20,229,923	$20,229,923
State Street Institutional US Government Money Market Fund (13) (16) (17)	Money Market	Money Market Portfolio	337,523	337,523	337,523
US Bank MMDA GCTS Money Market (1) (4) (13) (16) (17)	Money Market	Money Market Portfolio	15,284,213	15,284,213	15,284,213

Total Cash Equivalents				35,851,659	35,851,659
Cash - 4.12%
US DOLLAR (16)	Cash	USD	21,954,719	21,954,719	21,954,719

Total Cash				21,954,719	21,954,719

TOTAL CASH AND CASH EQUIVALENTS				57,806,378	57,806,378
LIABILITIES IN EXCESS OF OTHER ASSETS - (171.38%)					$(912,520,186)

NET ASSETS - 100.00%					$532,424,166

(++)
Unless otherwise indicated, all securities represent

co-investments

made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

+
As of March 31, 2024, qualifying assets represented 97.50% of total assets. Under the 1940 Act we may not acquire any non-qualifying

assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets.
^
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to

30-day,

60-day,

90-day

or

180-day

rates (1M, 3M or 6M, respectively) at the borrower’s option. SOFR loans may be subject to interest floors. As of March 31, 2024, rates for weekly 1M S, 3M S and 6M S are 5.32%, 5.35%, and 5.39%, respectively. As of March 31, 2024, the U.S. Prime rate was 8.50%.

^^	Non-controlled affiliated investment. See Note 3 “Related Party Transactions”.
(1)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO VI Ltd.
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

(7)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(8)	This investment has multiple reference rates or alternate base rates. The All-in interest rate shown is the weighted average interest rate in effect at March 31, 2024..
(9)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2024, the aggregate fair value of these securities is $18,711,670 or 3.51% of the Fund’s net assets.

(11)	Non-income producing investment.
(12)	Position or portion thereof is held through a consolidated subsidiary.
(13)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(14)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(15)
Aggregate gross unrealized appreciation for federal income tax purposes is $22,737,691; aggregate gross unrealized depreciation for federal income tax purposes is $34,551,845. Net unrealized depreciation is $11,814,154. As of March 31, 2024, the cost basis of investments owned was substantially identical for both book and tax purposes.

(16)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(17)	The rate shown is the annualized seven-day yield as of March 31, 2024.
(18)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.

P	-	Prime
PIK	-	Payment-In-Kind
S	-	SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value (++) + * # ^ - 260.04%

U.S. Corporate Debt - 249.12%

1st Lien/Senior Secured Debt - 247.29%
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	$1,034,866	$1,033,291	$1,034,866
AEG Holding Company, Inc. (2)	Consumer Non-Cyclical	Revolver	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	167,530	165,528	167,530
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	5,450,655	5,442,046	5,450,655
AEG Holding Company, Inc. (3)	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	1,800,828	1,797,150	1,800,828
Ampler QSR Holdings, LLC (3) (4)	Consumer Non-Cyclical	Term Loan	11.37% (S + 5.88%; 1.00% Floor)	07/21/2027	12,221,771	12,071,928	12,099,553
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,115,079	1,112,966	900,427
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	894,184	892,497	722,054
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,558,613	1,555,642	1,258,580
Krispy Krunchy Foods, L.L.C (5)	Consumer Non-Cyclical	Term Loan	9.86% (S + 4.50%; 1.00% Floor)	11/17/2027	8,000,330	7,894,993	8,000,330
Mathnasium LLC (2)	Consumer Non-Cyclical	Revolver	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	119,684	111,130	113,157
Mathnasium LLC (1) (5)	Consumer Non-Cyclical	Term Loan	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	5,344,999	5,274,961	5,291,549
MMP Intermediate, LLC (2) (6)	Consumer Non-Cyclical	Revolver	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	—	(7,019)	(11,058)
MMP Intermediate, LLC (1) (5)	Consumer Non-Cyclical	Term Loan	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	7,946,360	7,840,062	7,787,432
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	115,938	114,174	114,778
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	234,278	230,715	231,935
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,950,514	1,944,733	1,931,009
TBG Food Acquisition Corp	Consumer Non-Cyclical	Delayed Draw Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	264,026	262,269	262,706
TBG Food Acquisition Corp (2) (6)	Consumer Non-Cyclical	Revolver	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	—	(1,776)	(1,320)
TBG Food Acquisition Corp (1) (4)	Consumer Non-Cyclical	Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	6,468,638	6,424,101	6,436,295
Airwavz Solutions, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	1,561,841	1,503,863	1,535,810
Airwavz Solutions, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	3,263,699	3,226,124	3,214,744
Airwavz Solutions, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	—	(7,515)	(9,791)
Airwavz Solutions, Inc. (3)	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	5,221,919	5,161,799	5,143,590
Avant Communications, LLC (2) (6)	Digital Infrastructure & Services	Revolver	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	—	(6,713)	(5,669)
Avant Communications, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	14,964,014	14,759,433	14,814,374
Bridgepointe Technologies, LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(56,698)	(36,341)
Bridgepointe Technologies, LLC (1) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,963,339	4,851,785	4,876,480
Bridgepointe Technologies, LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,737,849	2,720,239	2,689,937
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	3,848,597	3,805,340	3,781,247
Bridgepointe Technologies, LLC (2) (6)	Digital Infrastructure & Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(10,460)	(13,606)
Bridgepointe Technologies, LLC (1)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	1,035,717	1,007,439	1,017,592
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,705,552	4,638,473	4,623,204
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,271,307	2,202,825	2,231,559
Coretelligent Intermediate LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	3,758,263	3,720,885	3,420,019
Coretelligent Intermediate LLC (2)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	569,889	557,666	455,911
Coretelligent Intermediate LLC (1) (3) (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	7,868,528	7,792,584	7,160,360
EvolveIP, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	109,972	109,872	90,727
EvolveIP, LLC	Digital Infrastructure & Services	Revolver	10.85% (S + 5.50%; 1.00% Floor)	06/07/2025	566,868	564,601	467,666

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	$6,364,108	$6,338,638	$5,250,389
Firstdigital Communications LLC (2)	Digital Infrastructure & Services	Revolver	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	412,549	393,465	305,445
Firstdigital Communications LLC (3) (5)	Digital Infrastructure & Services	Term Loan	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	13,611,726	13,448,014	12,692,934
FirstLight Holdco, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	9.47% (S + 4.00%; 1.00% Floor)	07/23/2025	6,102,255	6,009,648	5,995,466
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	6,702,083	6,597,371	6,601,552
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,248,303	5,238,302
Greenlight Intermediate II, Inc. (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(102,654)	(79,125)
MBS Holdings, Inc. (2)	Digital Infrastructure & Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	584,502	573,609	565,019
MBS Holdings, Inc. (5)	Digital Infrastructure & Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	04/16/2027	787,145	765,753	787,145
MBS Holdings, Inc. (1) (3) (4) (5)	Digital Infrastructure & Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	10,258,002	10,141,972	10,052,842
MBS Holdings, Inc. (4)	Digital Infrastructure & Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	04/16/2027	837,298	814,856	831,018
MSP Global Holdings, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.79% (S + 4.75%; 1.00% Floor)	01/25/2027	608,616	592,267	596,608
MSP Global Holdings, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	—	(9,202)	(8,459)
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Term Loan	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	7,791,801	7,702,935	7,713,883
NI Topco, Inc (3) (5)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	6,572,470	6,460,040	6,556,039
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	1,218,186	1,196,826	1,215,141
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(44,482)	(36,588)
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Revolver	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(14,851)	(15,245)
Race Finco LLC (3) (5)	Digital Infrastructure & Services	Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	4,878,384	4,759,589	4,756,425
SDC Atlas Acquistionco, LLC (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	498,390	326,291	241,408
SDC Atlas Acquistionco, LLC (2) (6)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	—	(11,473)	(17,132)
SDC Atlas Acquistionco, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	10,715,390	10,518,050	10,420,717
Single Digits, Inc. (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.61% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	616,318	613,881	536,197
Single Digits, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	—	(1,411)	(54,099)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	2,884,904	2,871,166	2,509,867
Stratus Networks, Inc. (2) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	1,848,182	1,806,398	1,768,975
Stratus Networks, Inc. (2)	Digital Infrastructure & Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	12/15/2027	132,013	118,769	102,310
Stratus Networks, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	7,920,781	7,809,446	7,683,158
Thrive Buyer, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	01/22/2027	8,174,176	8,080,114	8,174,176
Thrive Buyer, Inc. (2)	Digital Infrastructure & Services	Revolver	13.50% (S + 6.00%; 1.00% Floor)	01/22/2027	369,907	357,755	369,907
Thrive Buyer, Inc. (4)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	01/22/2027	1,198,351	1,166,534	1,198,351
Thrive Buyer, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	01/22/2027	11,645,786	11,521,198	11,645,786
Transtelco Holding, Inc. (1) (3)	Digital Infrastructure & Services	Term Loan	10.86% (S + 5.50%; 1.00% Floor)	03/26/2026	8,503,727	8,343,566	8,354,912
Transtelco Holding, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.11% (S + 5.75%; 0.50% Floor)	03/26/2026	4,661,043	4,643,615	4,637,738
Transtelco Holding, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.25%; 0.50% Floor)	03/26/2026	4,661,043	4,643,025	4,602,780
Accelerate Resources Operating, LLC (1) (5)	Energy	Delayed Draw Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,875,252	1,841,664	1,875,252
Accelerate Resources Operating, LLC (2) (6)	Energy	Revolver	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	—	(3,052)	—
Accelerate Resources Operating, LLC (3)	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,247,027	1,224,796	1,247,027

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Accelerate Resources Operating, LLC (1) (5)	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	$5,590,471	$5,564,908	$5,590,471
Foundation Risk Partners, Corp. (2) (3)	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	2,702,417	2,669,008	2,694,546
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	2,100,747	2,089,175	2,090,243
Foundation Risk Partners, Corp. (2) (6)	Financials	Revolver	11.45% (S + 6.00%; 0.75% Floor)	10/29/2027	—	(8,273)	(5,190)
Foundation Risk Partners, Corp. (1) (3) (5)	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	9,659,017	9,575,834	9,610,722
Foundation Risk Partners, Corp. (5)	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	779,358	770,636	775,461
Galway Borrower, LLC (2) (6)	Financials	Revolver	10.70% (S + 5.25%; 0.75% Floor)	09/30/2027	—	(3,432)	(3,380)
Galway Borrower, LLC (1) (5)	Financials	Term Loan	10.70% (S + 5.25%; 0.75% Floor)	09/29/2028	4,247,105	4,199,769	4,194,016
Higginbotham Insurance Agency, Inc. (1) (5)	Financials	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	3,306,711	3,288,415	3,265,377
Higginbotham Insurance Agency, Inc. (1) (3) (5)	Financials	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	7,962,029	7,901,195	7,862,504
Peter C. Foy & Associates Insurance Services, LLC (3)	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	1,244,226	1,228,144	1,222,452
Peter C. Foy & Associates Insurance Services, LLC (1) (3)	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	5,869,799	5,828,010	5,767,077
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	497,219	491,508	488,518
RSC Acquisition, Inc. (5) (8)	Financials	Delayed Draw Term Loan	10.51% (S + 5.50%; 0.75% Floor)	11/01/2029	—	8	—
Wealth Enhancement Group, LLC (2) (8)	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	1,149,975	1,146,513	1,149,975
Wealth Enhancement Group, LLC (1) (4) (5) (8)	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	6,231,349	6,218,699	6,215,770
Wealth Enhancement Group, LLC (2) (6)	Financials	Revolver	11.23% (S + 5.75%; 1.00% Floor)	10/04/2027	—	(1,018)	(1,143)
AAH Topco, LLC (1) (3) (4) (5)	Healthcare	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,496,668	6,376,783	6,269,285
AAH Topco, LLC (2) (6)	Healthcare	Revolver	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(10,581)	(27,555)
AAH Topco, LLC (1) (3) (5)	Healthcare	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,419,872	6,326,970	6,195,177
AAH Topco, LLC (2) (6)	Healthcare	Delayed Draw Term Loan	10.96% (S + 6.00%; 0.75% Floor)	12/22/2027	—	(30,909)	(64,266)
American Physician Partners, LLC (1) (7)	Healthcare	Delayed Draw Term Loan	—(S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	1,218,972	1,082,011	—
American Physician Partners, LLC (7)	Healthcare	Delayed Draw Term Loan	—(S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	917,905	817,051	—
American Physician Partners, LLC (7)	Healthcare	Revolver	—(S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	346,322	345,024	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	—(S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	6,557,417	5,733,816	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	—(S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	1,397,556	1,243,170	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	—(S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	2,594,127	2,278,901	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	—(S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	94,376	85,722	176,105
AOM Acquisition, LLC. (2) (6)	Healthcare	Revolver	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	—	(15,484)	(30,465)
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	6,158,526	6,076,628	6,004,563
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	02/18/2027	6,756,995	6,593,422	6,588,070
BAART Programs, Inc. (1) (4)	Healthcare	Delayed Draw Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	3,872,578	3,848,400	3,746,719
BAART Programs, Inc. (1) (5)	Healthcare	Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	4,673,951	4,648,481	4,522,047
BV EMS Buyer, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	1,808,145	1,759,391	1,773,003
BV EMS Buyer, Inc. (4) (5)	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	3,485,489	3,405,062	3,450,635
Caregiver 2, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	1,518,798	1,499,991	1,427,670
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	4,544,108	4,495,089	4,271,462
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	652,228	645,192	613,094

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Caregiver 2, Inc. (5)	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	$623,207	$611,943	$585,815
Choice Health At Home, LLC, (1)	Healthcare	Delayed Draw Term Loan	13.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	947,582	941,462	923,892
Choice Health At Home, LLC, (1) (5)	Healthcare	Term Loan	12.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	2,567,650	2,543,079	2,490,620
Coding Solutions Acquisition, Inc (3)	Healthcare	Delayed Draw Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	1,654,987	1,630,547	1,601,199
Coding Solutions Acquisition, Inc (2)	Healthcare	Revolver	11.12% (S + 5.75%; 0.75% Floor)	05/11/2028	278,376	267,672	252,527
Coding Solutions Acquisition, Inc (3) (5)	Healthcare	Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	5,461,331	5,381,001	5,283,838
Coding Solutions Acquisition, Inc. (2) (6)	Healthcare	Delayed Draw Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	—	(32,854)	(62,452)
Coding Solutions Acquisition, Inc. (3)	Healthcare	Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	776,740	758,347	759,264
Community Based Care Acquisition, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	2,122,343	2,097,467	2,095,814
Community Based Care Acquisition, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/16/2027	971,352	927,443	942,256
Community Based Care Acquisition, Inc. (2)	Healthcare	Revolver	12.75% (S + 5.25%; 1.00% Floor)	09/16/2027	172,763	161,913	161,965
Community Based Care Acquisition, Inc. (1) (5)	Healthcare	Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	5,235,139	5,166,929	5,169,700
Delaware Valley Management Holdings, Inc.^^^ (2) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	758,350	699,417	432,387
Delaware Valley Management Holdings, Inc.^^^ (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	415,955	350,988	237,136
Delaware Valley Management Holdings, Inc.^^^ (7)	Healthcare	Revolver	— (S + 6.25%; 1.00% Floor)	03/21/2024	614,439	536,212	350,292
Delaware Valley Management Holdings, Inc.^^^ (7)	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	3,951,571	3,447,752	2,252,790
FH MD Buyer, Inc. (1) (5)	Healthcare	Term Loan	10.47% (S + 5.00%; 0.75% Floor)	07/22/2028	5,410,062	5,370,677	5,139,559
GHA Buyer, Inc. (4)	Healthcare	Delayed Draw Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	833,170	825,300	818,590
GHA Buyer, Inc. (2) (6)	Healthcare	Revolver	13.75% (S + 4.50%; 3.25% PIK; 1.00% Floor)	06/24/2026	—	(8,055)	(16,644)
GHA Buyer, Inc. (1) (4) (8)	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	2,009,682	2,009,434	1,974,513
GHA Buyer, Inc. (1) (4)	Healthcare	Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	574,537	564,852	564,482
GHA Buyer, Inc. (1) (3) (4)	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,499,321	5,455,345	5,403,083
GHA Buyer, Inc. (3)	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,760,974	4,719,307	4,677,657
GHA Buyer, Inc. (1) (8)	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	745,895	739,317	732,842
Honor HN Buyer, Inc (4) (5)	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	1,638,040	1,616,995	1,638,040
Honor HN Buyer, Inc (2) (4)	Healthcare	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	10/15/2027	1,447,693	1,418,792	1,447,693
Honor HN Buyer, Inc (2)	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	34,132	38,012
Honor HN Buyer, Inc (1) (5)	Healthcare	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	2,590,429	2,557,202	2,590,429
Honor HN Buyer, Inc (2) (6)	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(60,951)	—
Medical Management Resource Group, LLC (1)	Healthcare	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	1,558,344	1,523,862	1,496,010
Medical Management Resource Group, LLC (2)	Healthcare	Revolver	11.45% (S + 6.00%; 0.75% Floor)	09/30/2026	177,192	173,656	164,536
Medical Management Resource Group, LLC (5)	Healthcare	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	3,773,407	3,725,518	3,622,471
Medsuite Purchaser, LLC (2) (6)	Healthcare	Revolver	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(5,820)	(5,103)
Medsuite Purchaser, LLC (1) (5)	Healthcare	Term Loan	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	4,734,225	4,693,730	4,698,718
Pace Health Companies, LLC (2) (6)	Healthcare	Revolver	9.89% (S + 6.25%; 1.00% Floor)	08/02/2025	—	(771)	—
Pace Health Companies, LLC (1) (8)	Healthcare	Term Loan	10.51% (S + 6.25%; 1.00% Floor)	08/02/2025	5,087,770	5,080,798	5,087,770
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	11.29% (S + 5.75%; 0.75% Floor)	12/08/2028	648,269	642,487	573,718
Pinnacle Dermatology Management, LLC (2)	Healthcare	Revolver	9.50% (S + 4.00%; 0.75% Floor)	12/08/2026	499,289	491,262	492,568

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Dermatology Management, LLC (1) (3) (5)	Healthcare	Term Loan	11.23% (S + 5.75%; 0.75% Floor)	12/08/2028	$5,552,214	$5,457,513	$4,913,709
Pinnacle Treatment Centers, Inc. (5)	Healthcare	Delayed Draw Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	340,120	339,138	333,318
Pinnacle Treatment Centers, Inc. (2)	Healthcare	Revolver	11.86% (S + 6.50%; 1.00% Floor)	01/02/2026	219,716	218,704	213,856
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	146,437	145,498	143,508
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	283,913	279,638	278,235
Pinnacle Treatment Centers, Inc. (3) (5)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	4,044,060	4,032,163	3,963,179
Priority Ondemand Midco 2,L.P (2)	Healthcare	Delayed Draw Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	118,812	99,841	118,812
Priority Ondemand Midco 2,L.P (1) (5)	Healthcare	Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	7,541,704	7,440,125	7,541,704
RCP Encore Acquisition, Inc. (7)	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	06/07/2025	2,868,874	2,800,761	28,689
Redwood Family Care Network, Inc. (1) (3) (5)	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	4,325,306	4,216,128	4,271,240
Redwood Family Care Network, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	5,770,927	5,712,858	5,698,791
Redwood Family Care Network, Inc. (2) (6)	Healthcare	Revolver	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(5,913)	(7,359)
Redwood Family Care Network, Inc. (1) (3) (4) (5)	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	06/18/2026	7,791,021	7,700,748	7,693,633
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	573,149	563,642	573,149
Salisbury House, LLC (2) (6)	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	08/30/2025	—	(6,848)	(3,049)
Salisbury House, LLC (4)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	994,289	977,850	989,317
Salisbury House, LLC (1)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,225,119	1,211,635	1,218,993
Salisbury House, LLC (1) (5)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	3,934,410	3,896,458	3,914,738
Salisbury House, LLC (1)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,125,627	1,118,295	1,119,999
Salisbury House, LLC (1)	Healthcare	Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	434,541	426,500	432,368
Salisbury House, LLC (2) (6)	Healthcare	Delayed Draw Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	—	(27,560)	—
Sandstone Care Holdings, LLC (2) (5)	Healthcare	Delayed Draw Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	99,366	89,714	99,366
Sandstone Care Holdings, LLC (2)	Healthcare	Revolver	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	135,452	122,976	135,452
Sandstone Care Holdings, LLC (1) (3)	Healthcare	Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	4,640,709	4,561,732	4,640,709
SCA Buyer, LLC	Healthcare	Revolver	12.15% (S + 6.50%; 1.00% Floor)	01/20/2026	643,849	639,795	603,608
SCA Buyer, LLC (5)	Healthcare	Term Loan	12.14% (S + 6.50%; 1.00% Floor)	01/20/2026	3,756,859	3,732,404	3,522,055
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	478,050	477,254	423,074
Smile Brands, Inc. (2)	Healthcare	Revolver	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	92,657	91,555	63,355
Smile Brands, Inc. (1)	Healthcare	Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	1,574,472	1,572,111	1,393,408
Spark DSO LLC (2)	Healthcare	Revolver	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/20/2026	252,550	245,668	223,524
Spark DSO LLC (1) (3) (4)	Healthcare	Term Loan	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/19/2026	6,537,070	6,482,860	6,308,273
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,129,965	1,127,258	1,124,315
The Center for Orthopedic and Research Excellence, Inc. (4) (5)	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,717,695	1,705,854	1,709,106
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare	Delayed Draw Term Loan	11.54% (S + 6.00%; 1.00% Floor)	08/15/2025	1,704,784	1,690,066	1,696,260
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare	Revolver	13.50% (S + 6.00%; 1.00% Floor)	08/15/2025	17,263	13,836	13,811
The Center for Orthopedic and Research Excellence, Inc. (5)	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	3,199,846	3,171,614	3,183,847
The Center for Orthopedic and Research Excellence, Inc. (1) (3)	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	4,793,587	4,767,499	4,769,619
West Dermatology (2)	Healthcare	Delayed Draw Term Loan	12.78% (S + 7.25%; 1.00% Floor)	03/17/2028	1,489,436	1,450,810	1,312,177
West Dermatology (2)	Healthcare	Revolver	12.79% (S + 7.25%; 1.00% Floor)	03/17/2028	958,473	940,053	886,948
West Dermatology (1) (3) (4) (5)	Healthcare	Term Loan	12.71% (S + 7.25%; 1.00% Floor)	03/17/2028	11,296,578	11,128,125	10,647,025
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	494,290	487,686	494,290
AmerCareRoyal, LLC (1) (5)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,094,427	3,997,707	4,094,427
AmerCareRoyal, LLC (4) (5)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	508,718	499,164	508,718
AmerCareRoyal, LLC (1) (3)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	1,991,045	1,974,802	1,991,045
Cerifi, LLC (2)	Business Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/01/2027	738,528	723,419	721,911
Cerifi, LLC (1) (3) (4) (5)	Business Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/31/2028	15,905,111	15,665,118	15,666,535
Engage2Excel, Inc.	Business Services	Revolver	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	379,732	376,898	374,036
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	2,707,241	2,683,728	2,666,633
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	939,636	931,462	925,541
Mr. Greens Intermediate, LLC (2) (6)	Business Services	Delayed Draw Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(70,542)	(19,726)
Mr. Greens Intermediate, LLC (2) (6)	Business Services	Revolver	6.25% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(28,217)	(7,891)
Mr. Greens Intermediate, LLC (4) (5)	Business Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	6,280,844	6,110,020	6,233,738
MSM Acquisitions, Inc. (5)	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	3,012,208	2,978,739	2,741,109
MSM Acquisitions, Inc. (5)	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	368,241	367,112	335,099
MSM Acquisitions, Inc. (2) (8)	Business Services	Revolver	10.51% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	1,071,915	1,059,652	961,660
MSM Acquisitions, Inc. (1) (3) (4) (5)	Business Services	Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	8,231,869	8,154,681	7,491,001
Rep Tec Intermediate Holdings, Inc. (2) (6)	Business Services	Revolver	12.00% (S + 5.50%; 1.00% Floor)	12/01/2027	—	(11,682)	(5,498)
Rep Tec Intermediate Holdings, Inc. (1) (3) (5)	Business Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/01/2027	11,604,300	11,514,426	11,546,279
Sako and Partners Lower Holdings LLC (1) (5)	Business Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	3,532,073	3,468,222	3,525,820
Sako and Partners Lower Holdings LLC (2) (6)	Business Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	—	(29,545)	(6,215)
Sako and Partners Lower Holdings LLC (1) (3) (4) (5)	Business Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	14,766,094	14,414,199	14,692,264
Sako and Partners Lower Holdings LLC (2) (6)	Business Services	Delayed Draw Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	—	(39,562)	(39,562)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sako and Partners Lower Holdings LLC (5)	Business Services	Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	$1,695,528	$1,661,618	$1,661,618
Activ Software Holdings, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.65% (S + 6.25%; 1.00% Floor)	05/04/2027	627,640	613,003	624,502
Activ Software Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	—	(7,370)	(3,244)
Activ Software Holdings, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	7,907,703	7,817,344	7,868,164
Activ Software Holdings, LLC (1)	Software & Tech Services	Term Loan	11.90% (S + 6.25%; 1.00% Floor)	05/04/2027	2,510,561	2,451,997	2,498,008
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(11,550)	—
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Revolver	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(8,262)	—
Admiral Buyer, Inc (1) (4) (5)	Software & Tech Services	Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	5,784,067	5,698,400	5,784,067
AMI US Holdings, Inc. (2) (6)	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.00% Floor)	04/01/2025	—	(1,216)	—
AMI US Holdings, Inc. (1) (4)	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 1.00% Floor)	04/01/2025	7,923,845	7,884,633	7,923,845
Avalara, Inc. (2) (6)	Software & Tech Services	Revolver	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(21,501)	—
Avalara, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,438,912	10,653,748
Avetta, LLC (1) (4) (5)	Software & Tech Services	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	10/18/2030	21,899,376	21,416,141	21,406,640
Avetta, LLC (2) (6)	Software & Tech Services	Revolver	11.15% (S + 5.75%; 1.00% Floor)	10/18/2029	—	(45,405)	(46,927)
Bonterra, LLC (2)	Software & Tech Services	Revolver	7.25% (S + 7.25%; 0.75% Floor)	09/08/2027	345,525	334,749	328,249
Bonterra, LLC	Software & Tech Services	Term Loan	12.35% (S + 0.00%; 8.00% PIK; 0.75% Floor)	09/08/2027	2,713,108	2,675,770	2,713,108
Bonterra, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	09/08/2027	15,944,506	15,801,371	15,705,338
Brightspot Buyer, Inc (2) (6)	Software & Tech Services	Revolver	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	—	(8,921)	(17,007)
Brightspot Buyer, Inc (3)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,418,312	1,412,383
Brightspot Buyer, Inc (1) (3)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,147,185	5,085,182
BSI2 Hold Nettle, LLC (2) (6)	Software & Tech Services	Revolver	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	—	(6,691)	(8,834)
BSI2 Hold Nettle, LLC (3) (5)	Software & Tech Services	Term Loan	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	4,652,488	4,599,653	4,582,701
BSI2 Hold Nettle, LLC (3)	Software & Tech Services	Term Loan	10.19% (S + 5.00%; 0.75% Floor)	06/30/2028	620,773	608,394	611,461
BusinesSolver.com, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	168,178	164,311	165,487
BusinesSolver.com, Inc. (3) (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	7,250,814	7,202,733	7,232,686
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,836)	(6,258)
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,845)	(7,301)
Community Brands Parentco, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	6,968,409	6,866,195	6,846,462
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	—	(10,483)	—
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Revolver	12.86% (S + 7.50%; 0.75% Floor)	02/27/2029	—	(15,673)	(1,815)
Coupa Holdings,LLC (1) (4) (5)	Software & Tech Services	Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	10,617,824	10,370,153	10,591,279
Datacor, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	2,545,283	2,518,898	2,513,467
Datacor, Inc. (2)	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	442,618	425,112	426,810
Datacor, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	14,277,103	14,095,804	14,098,639
Degreed, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00 % PIK; 1.00% Floor)	05/29/2026	—	(50,032)	(29,738)
Degreed, Inc. (2) (6)	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00 % PIK; 1.00% Floor)	05/29/2026	—	(912)	(13,579)
Degreed, Inc. (3)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.50 % PIK; 1.00% Floor)	05/29/2026	5,240,236	5,229,641	5,069,928
Degreed, Inc. (3)	Software & Tech Services	Term Loan	12.46% (S + 5.50%; 1.50 % PIK; 1.00% Floor)	05/29/2026	2,829,885	2,816,471	2,737,914
Dispatch Track, LLC (2) (6)	Software & Tech Services	Revolver	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(897)	(1,510)
Dispatch Track, LLC (1) (5)	Software & Tech Services	Term Loan	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,814,127	9,800,687
EET Buyer, Inc. (2)	Software & Tech Services	Revolver	12.03% (S + 6.50%; 0.75% Floor)	11/08/2027	207,326	190,901	191,776
EET Buyer, Inc. (4)	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	4,139,650	4,048,102	4,077,555
EET Buyer, Inc. (3) (4) (5)	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	6,787,048	6,698,121	6,685,242
Exterro, Inc. (2)	Software & Tech Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	06/01/2027	369,281	360,934	369,281
Exterro, Inc. (1)	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	2,793,450	2,789,044	2,793,450
Exterro, Inc. (1) (4)	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	5,809,123	5,773,848	5,809,122
Exterro, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	6,237,900	6,221,684	6,237,900
Faithlife, LLC (1) (4)	Software & Tech Services	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	706,493	701,549	706,493
Faithlife, LLC (2) (6)	Software & Tech Services	Revolver	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	—	(1,945)	—
Faithlife, LLC (1) (4) (5)	Software & Tech Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	303,402	301,275	303,402
Fusion Holding Corp (2) (6)	Software & Tech Services	Revolver	11.72% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(23,232)	(6,896)
Fusion Holding Corp (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.72% (S + 6.25%; 0.75% Floor)	09/15/2029	16,726,111	16,416,902	16,642,480
Fusion Risk Management, Inc. (2) (6)	Software & Tech Services	Revolver	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	—	(15,169)	(16,801)
Fusion Risk Management, Inc. (3)	Software & Tech Services	Term Loan	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	7,135,236	7,008,832	6,992,531
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,826)	(24,393)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(10,516)	(15,245)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Revolver	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,835)	(18,294)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
G Treasury SS, LLC (1) (3)	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	$3,649,738	$3,599,124	$3,576,743
Genesis Acquisition Co. (3)	Software & Tech Services	Revolver	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	202,400	201,987	202,400
Genesis Acquisition Co. (1) (5)	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	3,631,930	3,616,293	3,631,930
Genesis Acquisition Co. (5)	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	341,770	338,869	341,770
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(14,935)	(12,323)
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(11,873)	(6,045)
Greenhouse Software, Inc. (3)	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,225,693	12,253,076
Greenhouse Software, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,223,098	14,362,895
Gryphon-Redwood Acquisition LLC (2) (4) (8)	Software & Tech Services	Delayed Draw Term Loan	10.51% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	1,075,181	1,053,232	1,067,251
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	9.35% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,704,487	3,657,019	3,685,964
GS AcquisitionCo, Inc. (2) (6)	Software & Tech Services	Revolver	5.50% (S + 5.50%; 1.00% Floor)	05/22/2026	—	(562)	(5,709)
GS AcquisitionCo, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	05/22/2026	9,381,588	9,369,931	9,264,318
Hirevue, Inc. (2) (6)	Software & Tech Services	Revolver	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	—	(36,819)	(28,808)
Hirevue, Inc. (4) (5)	Software & Tech Services	Term Loan	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	12,934,244	12,635,647	12,707,894
Iodine Software, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(31,957)	—
Iodine Software, LLC (3) (5)	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	7,875,642	7,784,890	7,875,642
Iodine Software, LLC (2) (6)	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(12,511)	—
Iodine Software, LLC (1) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	5,228,004	5,167,945	5,228,004
Kaseya Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	39,178	31,195	39,178
Kaseya Inc. (2) (8)	Software & Tech Services	Revolver	10.51% (S + 5.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	160,904	157,154	157,711
Kaseya Inc. (1) (4) (5)	Software & Tech Services	Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	10,596,694	10,472,462	10,543,710
Mavenlink, Inc. (2)	Software & Tech Services	Revolver	11.76% (S + 0.00%; 0.75% Floor)	06/03/2027	1,446,026	1,423,378	1,409,946
Mavenlink, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.77% (S + 0.00%; 6.25% PIK; 0.75% Floor)	06/03/2027	15,264,979	15,074,764	14,959,680
Medbridge Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(13,848)	(17,203)
Medbridge Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,207,981	15,175,773
Medbridge Holdings, LLC (1)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	961,512	962,176
Metametrics, Inc. (2) (6)	Software & Tech Services	Revolver	10.47% (S + 5.00%; 1.00% Floor)	09/10/2025	—	(3,745)	—
Metametrics, Inc. (1) (5)	Software & Tech Services	Term Loan	10.45% (S + 5.00%; 1.00% Floor)	09/10/2025	3,472,106	3,449,523	3,472,106
Moon Buyer, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	576,078	573,348	568,876
Moon Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.22% (S + 4.75%; 1.00% Floor)	04/21/2027	—	(9,788)	(14,547)
Moon Buyer, Inc. (1) (3) (4) (5)	Software & Tech Services	Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	6,240,840	6,188,125	6,162,829
Mykaarma Acquisition LLC (2) (6)	Software & Tech Services	Revolver	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(8,417)	(4,449)
Mykaarma Acquisition LLC (3) (5)	Software & Tech Services	Term Loan	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,339,104	6,250,126	6,291,561
Navigate360, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	1,790,047	1,773,419	1,767,671
Navigate360, LLC (2) (6)	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	—	(7,831)	(7,553)
Navigate360, LLC (4) (5)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	2,243,081	2,208,661	2,215,042
Navigate360, LLC (3)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	4,155,627	4,099,241	4,103,682
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,817)	(27,504)
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Revolver	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(1,995)	(9,684)
Netwrix Corporation And Concept Searching Inc. (1) (4) (5)	Software & Tech Services	Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	9,880,549	9,861,658	9,757,042
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.25%; 0.75% Floor)	06/11/2029	—	(16,061)	(4,656)
Penn TRGRP Holdings, LLC (2) (6)	Software & Tech Services	Revolver	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	—	(20,348)	(15,815)
Penn TRGRP Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	6,956,801	6,824,545	6,852,449
Pieper Memorial, LLC (1) (2) (5)	Healthcare	Delayed Draw Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,700,286	2,634,630	2,631,284
Pieper Memorial, LLC (4) (5)	Healthcare	Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,072,313	2,032,917	2,030,866
Ping Identity Corporation (2) (6)	Software & Tech Services	Revolver	12.36% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(24,270)	—
Ping Identity Corporation (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.36% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,780,422	12,033,445
Ranger Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.75% Floor)	11/18/2027	—	(15,877)	(20,987)
Ranger Buyer, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 0.75% Floor)	11/17/2028	14,138,951	13,927,148	13,891,520
Sauce Labs, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	11.49% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	591,875	570,275	568,200
Sauce Labs, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	11.48% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,934,726	1,911,106	1,896,031
Sauce Labs, Inc. (2) (6)	Software & Tech Services	Revolver	11.48% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(15,757)	(25,636)
Sauce Labs, Inc. (3)	Software & Tech Services	Term Loan	10.98% (S + 5.50%; 0.05% PIK; 1.00% Floor)	08/16/2027	7,541,536	7,435,065	7,390,705
Saviynt, Inc. (2) (3) (4)	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	3,096,164	2,959,098	2,973,261

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Saviynt, Inc. (2) (6)	Software & Tech Services	Revolver	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	$—	$(12,222)	$(12,196)
Saviynt, Inc. (1) (3)	Software & Tech Services	Term Loan	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	18,966,641	18,584,633	18,587,308
Securonix, Inc. (2) (6)	Software & Tech Services	Revolver	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	—	(19,349)	(173,063)
Securonix, Inc. (1) (3)	Software & Tech Services	Term Loan	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	8,546,314	8,438,887	7,584,854
Serrano Parent, LLC (2) (6)	Software & Tech Services	Revolver	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	—	(47,644)	(41,720)
Serrano Parent, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	21,207,477	20,716,642	20,783,327
Sirsi Corporation (2) (6)	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	—	(377)	—
Sirsi Corporation (1) (5)	Software & Tech Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	6,018,017	6,013,615	6,018,017
SIS Purchaser, Inc. (2) (6)	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	—	(9,617)	(11,660)
SIS Purchaser, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	11,811,617	11,708,637	11,693,501
SIS Purchaser, Inc. (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	2,261,109	2,239,519	2,238,497
Soladoc, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(17,615)	(64,781)
Soladoc, LLC (2) (6)	Software & Tech Services	Revolver	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(8,820)	(22,085)
Soladoc, LLC (1) (3)	Software & Tech Services	Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	5,889,225	5,801,038	5,668,379
SugarCRM, Inc. (2) (6)	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	—	(551)	—
SugarCRM, Inc. (1) (3)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,258,942	4,268,824
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.72% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,505,087	3,520,649
Sundance Group Holdings, Inc. (2) (8)	Software & Tech Services	Revolver	10.51% (S + 6.25%; 1.00% Floor)	07/02/2027	709,451	692,581	698,809
Sundance Group Holdings, Inc. (4)	Software & Tech Services	Term Loan	11.74% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	453,063	460,312
Sundance Group Holdings, Inc. (1) (5)	Software & Tech Services	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,683,610	11,735,496
Sysnet North America, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/01/2026	8,771,786	8,709,334	8,684,068
Telcor Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	—	(2,686)	(2,908)
Telcor Buyer, Inc. (1) (5)	Software & Tech Services	Term Loan	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	7,874,692	7,802,059	7,795,945
Telesoft Holdings, LLC (2)	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	85,551	81,079	75,106
Telesoft Holdings, LLC (3) (5)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	5,744,840	5,700,632	5,644,305
Unanet, Inc. (2) (4)	Software & Tech Services	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	12/08/2028	1,547,761	1,503,508	1,528,809
Unanet, Inc. (2) (6)	Software & Tech Services	Revolver	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	—	(20,905)	(12,635)
Unanet, Inc. (3) (5)	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	12,003,044	11,803,922	11,883,013
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	477,340	473,604	470,180
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	322,391	319,620	317,555
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	680,432
Ungerboeck Systems International, LLC (2) (6)	Software & Tech Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	—	(2,335)	(3,441)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	263,748	257,746	259,792
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	136,383	134,447	134,337
Ungerboeck Systems International, LLC (1) (3)	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,693,939	2,676,518
Vectra AI, Inc. (1)	Software & Tech Services	Delayed Draw Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	1,163,793	1,148,926	1,143,427
Vectra AI, Inc. (2) (6)	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	—	(2,598)	(4,073)
Vectra AI, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.82% (S + 6.25%; 1.00% Floor)	03/02/2028	5,552,870	5,473,638	5,455,695
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.55% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,143,886	6,086,767
Vehlo Purchaser, LLC (2)	Software & Tech Services	Revolver	10.46% (S + 5.00%; 0.75% Floor)	05/24/2028	123,904	110,136	102,220
Vehlo Purchaser, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.54% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,054,831	21,912,362
Velocity Purchaser Corporation (2) (6)	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	—	(530)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	2,141,338	2,136,197	2,141,338
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	532,667	531,087	532,666
Velocity Purchaser Corporation (1) (5)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	4,229,879	4,210,048	4,229,879
Veracross LLC (1) (5)	Software & Tech Services	Delayed Draw Term Loan	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	1,727,307	1,675,853	1,697,079
Veracross LLC (2) (6)	Software & Tech Services	Revolver	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	—	(15,012)	(19,470)
Veracross LLC (3)	Software & Tech Services	Term Loan	7.46% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	13,537,910	13,372,753	13,300,997
Vhagar Purchaser, LLC (4)	Software & Tech Services	Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	3,360,201	3,268,372	3,259,395
Vhagar Purchaser, LLC. (2)	Software & Tech Services	Delayed Draw Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	168,010	155,518	154,943
Vhagar Purchaser, LLC. (2) (6)	Software & Tech Services	Revolver	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	—	(10,203)	(11,201)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Zendesk, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	$—	$(27,372)	$—
Zendesk, Inc. (2) (6)	Software & Tech Services	Revolver	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	—	(22,519)	(3,432)
Zendesk, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	8.36% (S + 6.25%; 3.25% PIK; 0.75% Floor)	11/22/2028	13,681,445	13,453,800	13,647,242
Fullsteam Operations LLC (4) (5)	Digital Infrastructure & Services	Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	4,978,075	4,855,464	4,853,623
Next Holdco, LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(24,495)	(24,890)
Next Holdco, LLC (2) (6)	Digital Infrastructure & Services	Revolver	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(15,310)	(15,556)
Next Holdco, LLC (2) (6)	Software & Tech Services	Term Loan	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	13,118,364	12,795,384	12,790,405
Pace Health Companies, LLC (4)	Software & Tech Services	Revolver	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	—	(33,485)	(34,162)
Pace Health Companies, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	707,091	662,122	672,048
Towerco IV Holdings, LLC (1) (2) (4) (5)	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(15,347)	(15,575)
Your Part-Time Controller, LLC (4)	Software & Tech Services	Revolver	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(12,279)	(12,460)
Your Part-Time Controller, LLC (2) (6)	Software & Tech Services	Term Loan	13.78% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,204,446	7,201,220
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	9,285,113	9,147,753	9,145,836
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	—	(17,499)	(17,856)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	11.37% (S + 6.00%; 0.75% Floor)	11/09/2029	—	(13,091)	(13,403)
Heartland PPC Buyer LLC (2) (6)	Healthcare	Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	1,383,033	1,364,426	1,383,033
Heartland PPC Buyer LLC (2) (6)	Healthcare	Delayed Draw Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	195,120	180,661	195,120
Heartland PPC Buyer LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.71% (S + 4.25%; 1.00% Floor)	08/31/2028	17,672,017	17,596,763	17,429,698
Your Part-Time Controller, LLC	Business Services	Term Loan	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	6,907,709	6,772,375	6,769,554
Your Part-Time Controller, LLC	Business Services	Revolver	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	—	(12,299)	(12,559)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(3,296)	(3,308)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(10,031)	(10,067)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	8,820,249	8,688,410	8,687,945
Heartland PPC Buyer LLC	Business Services	Delayed Draw Term Loan	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(18,708)	(18,839)
Heartland PPC Buyer LLC	Business Services	Revolver	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(22,428)	(22,607)
Heartland PPC Buyer LLC	Business Services	Term Loan	11.35% (S + 5.75%; 0.75% Floor)	12/12/2029	5,651,762	5,539,510	5,538,726

Total U.S. 1st Lien/Senior Secured Debt						1,270,618,569	1,246,838,945

2nd Lien/Junior Secured Debt - 1.83%
Conterra Ultra Broadband Holdings, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	13.96% (S + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,489,084	6,521,366
Symplr Software, Inc. (1) (4)	Software & Tech Services	Term Loan	13.36% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,089,537	2,684,519

Total U.S. 2nd Lien/Junior Secured Debt						9,578,621	9,205,885

Total U.S. Corporate Debt						1,280,197,190	1,256,044,830

Canadian Corporate Debt - 4.74%
1st Lien/Senior Secured Debt - 4.74%
Syntax Systems Ltd (1) (5) (9)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	10/29/2028	8,684,697	8,622,463	8,619,561
Syntax Systems Ltd (2) (9)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	10/29/2026	597,175	591,592	589,872
McNairn Holdings Ltd. (1) (9)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	735,190	727,122	735,190
Banneker V Acquisition, Inc. (1) (3) (5) (9)	Software & Tech Services	Term Loan	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	13,258,433	13,083,544	12,993,265
Banneker V Acquisition, Inc. (2) (6) (9)	Software & Tech Services	Revolver	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	—	(13,323)	(17,934)
Banneker V Acquisition, Inc. (5) (9)	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	1,024,233	1,016,162	1,003,748

Total Canadian 1st Lien/Senior Secured Debt						24,027,560	23,923,702

Total Canadian Corporate Debt						24,027,560	23,923,702

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
U.S. Preferred Stock - 1.74%
MSP Global Holdings, Inc. (11)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	$272,826	$327,690
Bowline Topco LLC ^^ (11) (12)	LLC Units	Energy	08/09/2021	2,946,390	—	—
Alphasense, Inc. (9) (11)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	632,053
Concerto Health AI Solutions, LLC (11) (12)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	327,029
Datarobot, Inc. (11)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	263,363
Datarobot, Inc. (11)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	62,997
Degreed, Inc. (11)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	241,557
Degreed, Inc. (11)	Series D	Software & Tech Services		16,943	278,308	231,450
Content Square SAS (11)	Series F	Software & Tech Services		24,472	206,755	206,715
Content Square SAS (11)	Earn Out	Software & Tech Services		2,027	8,561	—
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (11)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,576,537
Netskope, Inc. (11)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	399,649
Phenom People, Inc. (11)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	395,180
Protoscale Rubrik, LLC (11)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	640,415
Swyft Parent Holdings LP (11) (12)	Preferred Units	Software & Tech Services	02/07/2022	850,470	758,389	943,224
Symplr Software Intermediate Holdings, Inc. (11)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	2,056,192
Vectra AI, Inc (11)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	104,619
SCP Resonatics Aggregator I, LLC (11)	Class A	Healthcare		541	368,990	368,990

Total U.S. Preferred Stock					6,994,461	8,777,660

U.S. Common Stock - 2.00%
Content Square SAS (11)	Ordinary Shares	Software & Tech Services		75,889	416,757	416,758
Global Radar Holdings, LLC (11) (12)	Earn Out	Business Services	11/08/2022	125	—	—
AEG Holding Company, Inc. (11)	Class A	Consumer Discretionary	11/20/2017	320	321,309	252,213
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (11)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	143,917
8x8, Inc. (9) (11) (13)	Common Units	Digital Infrastructure & Services		7,886	170,890	29,809
Avant Communications, LLC (11) (12)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	344,264
MSP Global Holdings, Inc. (11)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,110	86,110
NEPCORE Parent Holdings, LLC (11)	LP Interests	Digital Infrastructure & Services	10/21/2021	98	97,884	30,933
Neutral Connect, LLC (11)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	227,344
Thrive Parent, LLC (11)	Class L	Digital Infrastructure & Services	01/22/2021	102,108	271,128	486,246
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (11)	Units	Healthcare	09/30/2021	34,492	34,492	28,007
American Outcomes Management, L.P. (11) (12)	Class A	Healthcare	02/17/2022	290,393	18,979	454,404
Community Based Care Holdings, LP (11)	Senior Common Units	Healthcare	01/03/2022	179	178,916	245,905
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (11)	Class A	Healthcare	03/31/2022	86,555	86,555	73,611
Health Platform Group, Inc (11)	Earn Out	Healthcare	10/31/2020	16,502	—	4,455
INH Group Holdings, Inc. (11)	Class A	Healthcare	01/31/2019	484,552	484,552	9,135
RCFN Parent, LP (People’s Care) (11)	LP Interests	Healthcare	06/18/2021	77	78,284	80,825
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (11)	LP Interests	Healthcare	10/14/2021	590,203	590,203	1,021,579
SBS Super Holdings, LLC ^^^ (11)	Class A	Healthcare	05/12/2023	21	—	—
SBS Super Holdings, LLC ^^^ (11)	Class B	Healthcare	05/12/2023	100	10	—
Brightspot Holdco, LLC (11)	Class A	Software & Tech Services	11/16/2021	433,207	433,207	450,807
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (11)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	179,340
Human Security (11)	Class A	Software & Tech Services	07/29/2022	329,116	953,134	639,114
Moon Topco, L.P. (Radiant Logic, Inc.) (11)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	54,330
Mykaarma Acquisition LLC (11)	LP Interests	Software & Tech Services	03/21/2022	257,031	257,031	340,890
Pamlico Part Time (11)	LP Interests	Software & Tech Services		138,390	138,390	138,390
Ranger Lexipol Holdings, LLC (11)	Class A	Software & Tech Services	11/18/2021	433	355,837	464,789
Ranger Lexipol Holdings, LLC (11)	Class B	Software & Tech Services	11/18/2021	433	77,371	105,986
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (11)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	267,689
Servpro, LLC (11)	LP Interests	Business Services		277,533	277,533	277,533
Stripe, Inc. (11)	Class B	Software & Tech Services		4,158	166,854	94,948
Swyft Parent Holdings LP (11) (12)	LP Interests	Software & Tech Services	02/07/2022	4,485	53,049	48,549
SCP Resonatics Aggregator I, LLC (11)	Class B	Healthcare		32,450	171,840	171,840
ADT Commercial Co Invest (9) (11)	LP Interests	Healthcare	09/29/2023	1,100,000	1,100,000	1,100,000
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (11)	LP Interests	Transport & Logistics	02/05/2021	193,770	53,301	263,971

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023 (continued)

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
REP RO Coinvest IV A Blocker (Road One) (11)	Class A	Transport & Logistics	12/28/2022	66,441,840	$664,418	$759,364
Consortium Networks, LLC (11)	LP Interests	Software & Tech Services		776,334	776,334	776,334

Total U.S. Common Stock					9,415,044	10,069,389

U.S. Warrants - 0.20%
Alphasense, Inc., expire 05/29/2027 (9) (11)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	765,510
Degreed, Inc., expire 04/11/2028 (11)	Series D	Software & Tech Services	04/11/2021	7,624	—	5,736
Degreed, Inc., expire 05/31/2026 (11)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	49,501
Degreed, Inc., expire 08/18/2029 (11)	Common Shares	Software & Tech Services	08/18/2022	9,374	41,527	22,124
ScyllaDB, Inc., expire 09/08/2032 (9)(11)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	98,162
Vectra AI, Inc., expire 03/18/2031 (11)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	77,654

Total U.S. Warrants					225,605	1,018,687

United Kingdom Warrants - 0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (11)	Preferred Units	Software & Tech Services	12/30/2020	11,776	159,859	272,172

Total United Kingdom Warrants					159,859	272,172

Portfolio Company	Class/Series			Shares	Cost	Fair Value
U.S. Investment Companies - 2.18%
Orangewood WWB Co-Invest, L.P. (11) (14)	LP Interests			829,314	$829,314	$1,127,867
ORCP III Triton Co-Investors, L.P. (11) (14)	LP Interests			341,592	98,394	789,761
AB Equity Investors, L.P. (11) (14)	LP Interests			5,377,887	5,377,887	6,064,911
Falcon Co-Investment Partners, L.P. (11) (14)	LP Interests			818,579	818,579	819,397
GHP E Aggregator, LLC (11) (14)	LLC Units			417,813	186,588	666,829
GHP SPV 2, L.P. (9) (11) (14)	LP Interests			271,942	271,942	267,863
Magenta Blocker Aggregator, LP (11) (14)	LP Interests			821,397	676,978	1,016,067
Palms Co-Investment Partners, L.P. (11) (14)	LP Interests			261,449	261,449	261,449

					8,521,131	11,014,144

Total U.S. Investment Companies					8,521,131	11,014,144
TOTAL INVESTMENTS - 260.04% (15)					$1,329,540,850	$1,311,120,584

Portfolio Company		Industry		Shares	Cost	Fair Value
Cash Equivalents - 11.35%
Blackrock T Fund I (13) (16)	Money Market	Money Market Portfolio	5.26% (17)	29,297,280	$29,297,280	$29,297,280
State Street Institutional US Government Money Market Fund (13) (16)	Money Market	Money Market Portfolio	5.23% (17)	5,594,935	5,594,935	5,594,935
US Bank MMDA GCTS Money Market Fund (13)(16)	Money Market	Money Market Portfolio	4.75% (17)	22,338,035	22,338,035	22,338,035

Total Cash Equivalents					57,230,250	57,230,250

Cash - 3.06%
US Dollar	Cash	USD		15,441,678	15,441,678	15,441,678

Total Cash					15,441,678	15,441,678

Total Cash and Cash Equivalents					72,671,928	72,671,928

LIABILITIES IN EXCESS OF OTHER ASSETS - ( 174.45%)						$(879,595,267)

NET ASSETS - 100.00%						$504,197,245

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
^
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to
30-day,
60-day,
90-day
or
180-day
rates (1M, 3M or 6M, respectively) at the borrower’s option. SOFR loans may be subject to interest floors. As of December 31, 2023, rates for weekly 1M S, 3M S and 6M S are 5.34%, 5.36% and 5.35%, respectively. As of December 31, 2023, the U.S. Prime rate was 8.50%.

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
Consolidated Schedule of Investments as of December 31, 2023 (continued)

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
(15)
Aggregate gross unrealized appreciation for federal income tax purposes is $12,889,328; aggregate gross unrealized depreciation for federal income tax purposes is $31,169,850. Net unrealized depreciation is $18,280,522 based upon a tax cost basis of $1,329,401,106.

(16)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(17)	The rate shown is the annualized seven-day yield as of December 31, 2023.

P	-	Prime
PIK	-	Payment-In-Kind
S	-	SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Notes to Unaudited Consolidated Financial Statements
March 31, 2024
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
On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. As of March 31, 2024, the Fund had total Capital Commitments of $671,704,159, of which 17% or $111,680,290 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
and Articles 6 and 10 of Regulation
S-X.
Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the unaudited financial information for the interim period presented in this report reflects all normal and recurring adjustments necessary for a fair presentation of the statement of financial position and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year.
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
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2024, the Fund had certain investments held in three portfolio companies on non-accrual
status, which represented 1.37% and 0.25% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2023, the Fund had certain investments held in three portfolio companies on non-accrual
status, which represented 1.46% and 0.27% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively.
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
Income Taxes
ASC 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax positions. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not
threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior two years), the Fund has concluded that it does not have
a
ny uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.
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
as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of March 31, 2024, and December 31, 2023, $0 and $0, respectively, of accrued excise taxes remained payable. For the three months ended March 31, 2024 and 2023, the Fund accrued income taxes of $87,570 and $17,301, respectively. As of March 31, 2024 and December 31, 2023, $323,043 and $241,195, respectively, of accrued income taxes remained payable.
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
For the three months ended March 31, 2024, the Fund incurred a management fee of $4,646,517. For the three months ended March 31, 2023, the Fund incurred a management fee of $3,938,904. As of March 31, 2024, and December 31, 2023, $
4,646,517
and $4,479,535, respectively, of accrued management fee remained payable.
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
For the three months ended March 31, 2024 and March 31, 2023, the Fund incurred income-based incentive fees of $3,241,756 and $2,754,604, respectively. As of March 31, 2024 and December 31, 2023, $3,241,756, and $3,369,132, respectively, of accrued income-based incentive fees remained payable.
The capital gains fee shall be determined and payable in arrears as of the end of each calendar year (or upon termination of this Agreement as set forth below), and will equal 20.0% of the Fund’s aggregate cumulative realized capital gains, if any, from the date of the Fund’s election to be regulated as a BDC through the end of each calendar year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees, with respect to each of the investments in the Fund’s portfolio. The Fund’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. The capital gains fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains fee will be payable for such year. In the event that the Second Amended and Restated Advisory Agreement shall terminate as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains fee.
While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three months ended March 31, 2024 and March 31, 2023. As of March 31, 2024 and December 31, 2023, $0 and $0, respectively, of capital gains incentive fee remained payable.

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
The Fund will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter periods ending on or prior to the date such payment is to be made, the sum of (a) the PIFNII, and (b) the realized capital gain / loss and (c) unrealized capital appreciation/ depreciation expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Second Amended and Restated Advisory Agreement.
Administration Agreement and Expense Reimbursement Agreement
The Fund has entered into the Administration Agreement with the Administrator and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of its Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator will be responsible for providing the Fund with clerical, bookkeeping, recordkeeping and other administrative services. The Fund will reimburse the Adviser an amount equal to its allocable portion (subject to the review of the Fund’s Board) of its overhead resulting from its obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.
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
For the three months ended March 31, 2024 and March 31, 2023, the Fund accrued $38,688 and $35,272, respectively, in transfer agent fees. As of March 31, 2024 and December 31, 2023, $38,688 and $35,381, respectively, of accrued transfer agent fees remained payable.
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

Affiliates
As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. The table below presents the Fund’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income SB
For the Three Months Ended March 31, 2024
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	237,136	—	—	—	12,607	249,743	$—
Delaware Valley Management Holdings, Inc.	624,645	—	(211,251)	—	41,870	455,264	—
Delaware Valley Management Holdings, Inc.	350,292	—	(5,866)	—	24,489	368,915	—
Delaware Valley Management Holdings, Inc.	2,252,790	—	—	—	119,768	2,372,558	—

	$3,464,863	$—	$(217,117)	$—	$198,734	$3,446,480	$—

For the Three Months Ended March 31, 2023
Controlled Affiliates
Bowline Topco LLC	$173,837	$—	$—	$—	$—	$173,837	$—

	$173,837	$—	$—	$—	$—	$173,837	$—

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
AB-Abbott
Private Equity Investors 2020 (Delaware) Fund L.P.,
AB-Abbott
Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P.,
AB-Abbott
Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent.” The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2024, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

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
On June 9, 2023, the Fund entered into Amendment No. 9 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment No. 9 (i) extended the maturity date of the 2021 HSBC Credit Facility from June 9, 2023 to June 7, 2024, (ii) temporarily reduced the 2021 HSBC Credit Facility’s maximum commitment from $200,000,000 to $135,000,000 until June 7, 2024 and (iii) reduced the Fund’s sublimit commitment from $33,000,000 to $31,000,000.
On November 15, 2023, the Fund entered into Amendment No. 10 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment No. 10 (i) temporarily increased the 2021 HSBC Credit Facility’s maximum commitment from $135,000,000 to $200,000,000 until February 13, 2024, (ii) temporarily increased the Fund’s facility sublimit from $31,000,000 to $40,000,000 until February 13, 2024, after which the Fund’s facility sublimit reduced from $40,000,000 to $30,000,000 until June 7, 2024.
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
expenses.

The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of March 31, 2024, the Fund is in compliance with these covenants.
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
Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding IV. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. There is no collateral management fee charged as long as Advisor serves as a collateral manager. ABPCIC Funding IV will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding IV has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2024, the Fund is in compliance with these covenants.
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

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of March 31, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$30,000,000	$—	$30,000,000	$—
Synovus	200,000,000	198,000,000	2,000,000	198,000,000
Natixis	200,000,000	144,950,000	55,050,000	144,950,000

Total	$430,000,000	$342,950,000	$87,050,000	$342,950,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2023 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$8,000,000	$32,000,000	$8,000,000
Synovus	200,000,000	198,000,000	2,000,000	198,000,000
Natixis	200,000,000	105,500,000	94,500,000	105,500,000

Total	$440,000,000	$311,500,000	$128,500,000	$311,500,000

As of March 31, 2024 and December 31, 2023, deferred financing costs were $1,876,659 and $2,461,248, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.
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
The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,642,557
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,827,177
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,930,869
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,399,774
Class B-R Secured Deferrable Floating Rate Note (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $381,132 and $568,496, respectively, as of March 31, 2024 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2023
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,580,763
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,787,057
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,914,823
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,376,507
Class B-R Secured Deferrable Floating Rate Note (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
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
and the indenture governing the VI Notes includes customary covenants and events of default. The VI Notes have not been, and are not expected to be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
The Adviser serves as collateral manager to the VI Issuer pursuant to a collateral management agreement between the Adviser and the VI Issuer (the “CLO VI Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement. Pursuant to a new CLO notes issuance, a collateral management fee is no
longer charged as long as the Adviser serves as a collateral manager and as such, for the three months ended March 31, 2024, and March 31, 2023 the Fund did not incur any collateral management fees.
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
the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date is April 27, 2027. The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of March 31, 2024, and December 31, 2023 were as follows:

	March 31, 2024
	Principal Amount	Interest Rate	Carrying Value (1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 2.60%	$225,904,701
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 3.65%	$35,669,164
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 4.55%	$35,669,164
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 6.90%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

*	Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $2,756,971 respectively, as of March 31, 2024 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2023
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
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $2,980,575 respectively, as of December 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

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
Secured Borrowings outstanding as of March 31, 2024 were as follows :

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Bonterra LLC.	1/2/2024	90 days or less from trade date	2.49	$2,143,751

				$2,143,751

Secured Borrowings outstanding as of December 31, 2023 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	10/23/2023	90 days or less from trade date	2.27	$2,325,617

				$2,325,617

As of March 31, 2024 and December 31, 2023, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Revolving Credit Facilities, Notes, and Secured Borrowings were $888,137,157 and $856,504,192, respectively.

Interest Expense on Borrowings
For the three months ended March 31, 2024 and March 31, 2023, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended
	March 31, 2024	March 31, 2023
Interest and borrowing expenses	$17,384,960	$12,921,645
Commitment fees	213,709	86,532
Amortization of discount, debt issuance and deferred financing costs	1,343,240	773,483

Total	$18,941,909	$13,781,660

Weighted average interest rate (1)	8.03%	7.23%
Average outstanding balance	$870,764,980	$724,943,300

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.
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
The following tables summarizes the valuation of the Fund’s investments as of March 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$35,851,659	$—	$—	$35,851,659

Total Cash Equivalents	$35,851,659	$—	$—	$35,851,659

Assets*
1st Lien/Senior Secured Debt	$—	$—	$1,344,352,595	$1,344,352,595
2nd Lien/Junior Secured Debt	—	—	9,394,414	9,394,414
Preferred Stock	—	—	8,647,975	8,647,975
Common Stock	21,292	114,324	7,780,083	7,915,669
Warrants	—	—	1,372,429	1,372,429

Total	$21,292	$114,324	$1,371,547,496	$1,371,683,112

Investments valued at NAV as a practical expedient #				15,454,862

Total assets #				$1,387,137,974

*	See consolidated schedule of investments for industry classifications.
#
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2023:

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

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total

Balance as of January 1, 2024	$1,270,762,647	$9,205,885	$8,777,660	$10,039,580	$1,290,859	$1,300,076,631
Purchases (including PIK)	85,014,404	—	—	—	—	85,014,404
Sales and principal payments	(18,576,670)	—	—	—	—	(18,576,670)
Realized Gain (Loss)	37,339	—	—	—	—	37,339
Net Amortization of Premium/Discount	1,338,501	4,739	—	—	—	1,343,240
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	(368,990)	(2,589,678)	—	(2,958,668)
Net Change in Unrealized Appreciation (Depreciation)	5,776,374	183,790	239,305	330,181	81,570	6,611,220

Balance as of March 31, 2024	$1,344,352,595	$9,394,414	$8,647,975	$7,780,083	$1,372,429	$1,371,547,496

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$5,542,028	$183,790	$239,305	$306,045	$81,570	$6,352,738
For the three months ended March 31, 2024, there were no transfers into Level 3.
For the three months ended March 31, 2024, there were transfers out of Level 3 into Level 2 of $263,971. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained.
Further amounts of $2,694,697 of Common Stock
and Preferred Stock
were
transferred out of Level 3 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3.
The following is a reconciliation of Level 3 assets for the year ended December 31, 2023:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2023	$1,088,190,382	$10,640,036	$9,218,222	$7,420,892	$994,095	$1,116,463,627
Purchases (including PIK)	331,961,677	—	307,380	2,953,033	41,528	335,263,618
Sales and principal payments	(155,742,027)	(1,230,106)	(838,348)	(344,961)	—	(158,155,442)
Realized Gain (Loss)	(3,284,325)	—	(652,009)	6,244	—	(3,930,090)
Net Amortization of Premium/Discount	6,043,162	32,368	—	—	—	6,075,530
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	3,593,778	(236,413)	742,415	4,372	255,236	4,359,388

Balance as of December 31, 2023	$1,270,762,647	$9,205,885	$8,777,660	$10,039,580	$1,290,859	$1,300,076,631

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(31,790)	$(253,588)	$217,846	$4,372	$255,236	$192,076

For the year ended December 31, 2023, there were no transfers into or out of Level 3.
The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2024 and December 31, 2023, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s
Level 3 investments.

	Fair Value as of March 31, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,279,802,630	Market Yield Analysis	Market Yield	0.0% - 25.0% (11.2%)	Decrease
	5,750,234	Market Approach	EBITDA Multiple	8.3x	Increase
	28,675	Liquidation Value	Recovery Rate	1%	Increase
	11,587	Liquidation Value	Bankruptcy Costs	N/A	N/A
	3,446,480	Recent Transaction	Transaction Price	N/A	N/A
	55,312,989	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,856,704	Market Yield Analysis	Market Yield	15.6%	Decrease
	6,537,710	Expected Repayment	Redemption Price	N/A	N/A
Preferred Stock	861,223	Market Approach	EBITDA Multiple	13.0x	Increase
	3,348,874	Market Approach	Revenue Multiple	4.0x - 10.3x (6.7x)	Increase
	4,231,163	Market Yield Analysis	Dividend Yield	14.0% - 19.2% (17.2%)	Decrease
	206,715	Recent Transaction	Transaction Price	N/A	N/A
Common Stock	5,410,132	Market Approach	EBITDA Multiple	8.5x - 26.5x (14.4x)	Increase
	1,729,260	Market Approach	Revenue Multiple	0.5x - 11.9x (7.8x)	Increase
	223,933	Market Approach	Cashflow Multiple	19.5x	Increase
	416,758	Recent Transaction	Transaction Price	N/A	N/A
Warrants	1,372,429	Market Approach	Revenue Multiple	5.5x - 8.0x (7.5x)	Increase

Total Assets	$1,371,547,496

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,179,503960	Market Yield Analysis	Market Yield	9.3% - 24.5% (11.6%)	Decrease
	5,808,782	Market Approach	EBITDA Multiple	7.3x	Increase
	28,689	Liquidation Value	Recovery Rate	1%	Increase
	176,105	Liquidation Value	Bankruptcy Costs	N/A	Increase
	85,245,111	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	9,205,885	Market Yield Analysis	Market Yield	16.6% - 17.7% (16.9%)	Decrease
Preferred Stock	399,649	Market Approach	EBITDA Multiple	10.0x	Increase
	2,898,663	Market Approach	Revenue Multiple	4.0x - 10.0x (6.4x)	Increase
	4,903,643	Market Yield Analysis	Dividend Yield	11/1% - 21.3% (12.5%)	Increase
	575,705	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	4,948,721	Market Approach	EBITDA Multiple	8.5x - 26.5x (14.2x)	Increase
	1,941,578	Market Approach	Revenue Multiple	0.7x - 20.0x (9.0x)	Increase
	4,455	Expected Repayment	Redemption Price	N/A	Increase
	3,144,826	Recent Purchase	Purchase Price	N/A	N/A
Warrants	1,290,859	Market Approach	Revenue Multiple	5.2x - 8.6x (7.8x)	Increase

Total Assets	$1,300,076,631

(1)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2024 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$97,642,557	$98,004,375	$—	$—	$98,004,375
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L)”	74,827,177	74,812,500	—	—	74,812,500
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F)”	29,930,869	28,350,000	—	—	28,350,000
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	43,399,774	43,065,000	—	—	43,065,000
Class A Senior Secured Floating Rate Note (“Class A”)	225,904,701	233,700,000	—	—	233,700,000
Class B Senior Secured Floating Rate Note (“Class B”)	35,669,164	37,620,000	—	—	37,620,000
Class C Secured Deferrable Floating Rate (“Class C”)	35,669,164	37,620,000	—	—	37,620,000

Total	$543,043,406	$553,171,875	$—	$—	$553,171,875

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $381,132 and $3,325,467 as of March 31, 2024 and are reflected on the consolidated statements of assets and liabilities.

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2023 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$97,580,763	$96,776,250	$—	$—	$96,776,250
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L)”	74,787,057	73,875,000	—	—	73,875,000
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F)”	29,914,823	27,825,000	—	—	27,825,000
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	43,376,507	41,868,750	—	—	41,868,750
Class A Senior Secured Floating Rate Note (“Class A”)	225,734,763	228,570,000	—	—	228,570,000
Class B Senior Secured Floating Rate Note (“Class B”)	35,642,331	36,360,000	—	—	36,360,000
Class C Secured Deferrable Floating Rate (“Class C”)	35,642,331	36,450,000	—	—	36,450,000

Total	$542,678,575	$541,725,000	$—	$—	$541,725,000

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $390,381 and $3,681,044 as of December 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

6. Commitments & Contingencies
Commitments
The Fund may enter into commitments to fund investments. As of March 31, 2024 and December 31, 2023 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2024 and December 31, 2023,:

			03/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2027	2,650,956	(6,627)	3,213,280	(64,266)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(15,745)	787,273	(27,555)
Accelerate Resources Operating, LLC	Revolver	2/24/2027	665,739	—	665,739	—
Activ Software Holdings, LLC	Revolver	5/4/2027	648,837	(1,622)	648,837	(3,244)
Admiral Buyer, Inc.	Delayed Draw Term Loan	5/6/2024	450,560	(4,506)	1,576,961	—
Admiral Buyer, Inc.	Revolver	5/8/2028	1,401,522	(24,527)	563,200	—
AEG Holding Company, Inc.	Revolver	7/1/2024	1,116,864	—	949,335	—
Airwavz Solutions, Inc.	Delayed Draw Term Loan	3/31/2027	2,342,761	(23,428)	3,644,295	(18,221)
Airwavz Solutions, Inc.	Revolver	3/31/2027	652,740	(9,791)	652,740	(9,791)
AMI US Holdings, Inc.	Revolver	10/1/2026	1,094,605	—	1,094,605	—
AOM Acquisition, LLC	Revolver	2/18/2027	1,218,605	(12,186)	1,218,605	(30,465)
Avalara, Inc.	Revolver	10/19/2028	1,065,375	—	1,065,375	—
Avant Communications, LLC	Revolver	11/30/2026	566,910	—	566,910	(5,669)
Avetta, LLC	Revolver	10/18/2029	2,085,655	(15,642)	2,085,655	(46,927)
Azurite Intermediate Holdings, Inc.	Delayed Draw Term Loan	3/19/2031	7,110,768	(53,331)	—	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,137,723	(17,066)	—	—
Banneker V Acquisition, Inc.	Revolver	12/4/2025	896,683	(13,450)	896,683	(17,934)
Bonterra, LLC	Revolver	9/8/2027	552,840	(2,764)	806,225	(12,093)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/31/2027	2,076,626	(15,575)	2,076,626	(36,341)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(5,831)	777,494	(13,606)
Brightspot Buyer, Inc.	Revolver	11/16/2027	680,292	(15,307)	680,292	(17,007)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	588,923	(8,834)	588,923	(8,834)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/1/2027	817,473	—	908,303	(2,271)
BV EMS Buyer, Inc.	Delayed Draw Term Loan	3/21/2024	—	—	1,706,075	(17,061)
CallTower, Inc.	Delayed Draw Term Loan	12/1/2025	1,991,230	—	1,991,230	(24,890)
CallTower, Inc.	Revolver	11/30/2028	622,259	—	622,259	(15,556)
Cerifi, LLC	Revolver	4/1/2027	—	—	369,264	(5,539)
CHV Holdings LLC	PIK Revolver	3/1/2029	1,241,546	(31,039)	—	—
Coding Solutions Acquisition, Inc.	Revolver	5/11/2028	516,984	(10,340)	516,984	(16,802)

			03/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	5/11/2028	2,775,643	(27,756)	2,775,643	(62,452)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	3/30/2024	—	—	1,938,307	(19,383)
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	760,155	(15,203)	691,050	(8,638)
Community Based Care Acquisition, Inc.	Draw Term Loan Tranche B	9/16/2027	1,867,711	(23,346)	—	—
Community Based Care Acquisition, Inc.	Draw Term Loan Tranche C	9/16/2027	3,310,191	(8,275)	—	—
Community Brands Parentco, LLC	Delayed Draw Term Loan	2/24/2024	—	—	834,415	(6,258)
Community Brands Parentco, LLC	Revolver	2/24/2028	417,208	(3,129)	417,208	(7,301)
Coretelligent Intermediate LLC	Revolver	10/21/2027	443,247	(49,865)	696,532	(62,688)
Coupa Holdings,LLC	Revolver	8/27/2024	725,890	—	948,020	—
Coupa Holdings,LLC	Delayed Draw Term Loan	2/27/2029	948,020	—	725,890	(1,815)
Crewline Buyer, Inc.	Revolver	11/8/2030	1,366,496	(3,416)	1,366,496	(34,162)
Datacor, Inc.	Delayed Draw Term Loan	12/29/2025	5,988,015	(44,910)	—	—
Datacor, Inc.	Revolver	12/29/2025	2,462,225	(30,778)	822,004	(10,275)
Degreed, Inc.	Delayed Draw Term Loan	8/16/2024	—	—	1,321,674	(29,738)
Degreed, Inc.	Revolver	5/29/2026	—	—	417,813	(13,579)
Delaware ValleyManagement Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	192,258	(64,310)	192,258	(65,925)
Demeter Merger Sub LLC	Delayed Draw Term Loan	5/1/2029	2,630,169	—	—	—
Demeter Merger Sub LLC	Revolver	5/1/2029	1,052,068	—	—	—
Dispatch Track, LLC	Revolver	12/17/2026	301,930	(755)	301,930	(1,510)
Dorado Buyer LLC	Delayed Draw Term Loan	2/1/2030	2,483,092	(18,623)	—	—
Dorado Buyer LLC	Revolver	2/1/2030	620,773	(9,312)	—	—
EET Buyer, Inc.	Revolver	11/8/2027	829,303	(4,147)	829,303	(12,440)
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/24/2029	441,012	—	441,012	(3,308)
Enverus Holdings, Inc.	Revolver	12/24/2029	671,106	(5,033)	671,106	(10,067)
Exterro, Inc.	Revolver	6/1/2027	—	—	738,562	—
Exterro, Inc.	Revolver	5/31/2024	1,107,844	—	—	—
Faithlife, LLC	Revolver	9/18/2025	279,053	—	279,053	—
Firstdigital Communications LLC	Revolver	12/17/2026	1,174,177	(70,451)	1,174,177	(79,257)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4/15/2024	—	—	445,801	(1,115)
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	—	1,038,062	(5,190)
Fullsteam Operations LLC	Revolver	11/27/2029	415,325	—	415,325	(12,460)

			03/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2027	—	—	1,629,113	(24,437)
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2025	—	—	1,038,313	(15,575)
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2029	870,033	—	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2029	751,219	—	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2029	4,203,417	(58,848)	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2029	1,050,854	(14,712)	—	—
Fusion Holding Corp.	Revolver	9/15/2027	1,379,193	—	1,379,193	(6,896)
Fusion Risk Management Inc.	Revolver	5/22/2029	840,050	(16,801)	840,050	(16,801)
G Treasury SS, LLC	Delayed Draw Term Loan	6/29/2029	2,439,257	(24,393)	2,439,257	(24,393)
G Treasury SS, LLC	Delayed Draw Term Loan	6/29/2029	1,524,536	(15,245)	1,524,536	(15,245)
G Treasury SS, LLC	Revolver	6/29/2029	914,721	(18,294)	914,721	(18,294)
Galway Borrower, LLC	Delayed Draw Term Loan	9/29/2028	1,378,271	(6,891)	—	—
Galway Borrower, LLC	Revolver	9/29/2028	372,311	—	270,410	(3,380)
GHA Buyer, Inc.	Revolver	6/24/2026	951,077	(14,266)	951,077	(16,644)
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	(3,022)	604,499	(6,045)
Greenhouse Software, Inc.	Revolver	9/1/2028	1,232,251	(6,161)	1,232,251	(12,323)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	6/1/2028	9,670,792	—	10,549,955	(79,125)
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	9/16/2024	—	—	510,828	(2,554)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	700,823	(3,504)	456,698	(5,709)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	5/25/2028	976,499	—	—	—
Heartland PPC Buyer LLC	Revolver	12/12/2029	1,092,674	(10,927)	1,130,352	(22,607)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	12/12/2029	1,713,190	—	1,883,921	(18,839)
Hirevue, Inc.	Revolver	5/3/2029	1,316,941	(13,169)	1,646,176	(28,808)
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2027	6,279,735	—	6,279,735	—
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2027	980,612	—	980,612	—
Honor HN Buyer, Inc.	Revolver	10/15/2027	266,081	—	266,081	—
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2024	3,436,155	—	3,436,155	—
Iodine Software, LLC	Revolver	5/19/2027	1,089,030	—	1,089,030	—
Kaseya Inc.	Delayed Draw Term Loan	6/25/2029	597,933	—	597,933	—
Kaseya Inc.	Revolver	6/25/2029	477,582	—	477,582	(2,388)
Lotus HPI Buyer Inc.	Delayed Draw Term Loan	1/2/2030	3,767,841	(47,098)	—	—

			03/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Lotus HPI Buyer Inc.	Revolver	1/2/2030	1,883,921	(47,098)	—	—
Mathnasium LLC	Revolver	11/15/2027	435,216	-	533,140	(5,331)
Mavenlink, Inc.	Revolver	6/3/2027	357,963	(8,949)	357,963	(7,159)
MBS Holdings, Inc.	Revolver	4/16/2027	974,169	(9,742)	389,668	(7,793)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(10,322)	1,376,227	(17,203)
Medical Management Resource Group, LLC	Revolver	9/30/2026	139,223	(4,873)	139,223	(5,569)
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(1,701)	680,400	(5,103)
Metametrics, Inc.	Revolver	9/10/2025	651,183	(4,884)	651,183	—
MMP Intermediate, LLC	Revolver	2/15/2027	552,880	(4,147)	552,880	(11,058)
Moon Buyer, Inc.	Revolver	4/21/2027	1,163,793	(8,728)	1,163,793	(14,547)
Mr. Greens Intermediate,LLC	Delayed Draw Term Loan	11/1/2024	—	—	2,630,169	(19,726)
Mr. Greens Intermediate, LLC	Revolver	5/1/2029	—	—	1,052,068	(7,891)
MSM Acquisitions, Inc.	Revolver	12/9/2026	306,261	(28,329)	153,131	(13,782)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	1/24/2024	—	—	592,150	(5,922)
MSP Global Holdings, Inc.	Revolver	1/25/2027	845,929	(10,574)	845,929	(8,459)
Mykaarma Acquisition LLC	Revolver	3/21/2028	593,215	—	593,215	(4,449)
Navigate360, LLC	Revolver	3/17/2027	604,235	(9,064)	604,235	(7,553)
Navigate360, LLC	Delayed Draw Term Loan	3/17/2027	2,035,925	(30,539)	—	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	6/11/2029	1,862,319	—	1,862,319	(4,656)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	6/11/2029	89,097	(223)	2,750,379	(27,504)
Netwrix Corporation And Concept Searching Inc.	Revolver	6/11/2029	774,755	(3,874)	774,755	(9,684)
Next Holdco, LLC	Delayed Draw Term Loan	11/7/2025	2,380,798	(17,856)	2,380,798	(17,856)
Next Holdco, LLC	Revolver	11/9/2029	893,559	(6,702)	893,559	(13,403)
Pace Health Companies, LLC	Delayed Draw Term Loan	8/2/2025	888,879	—	888,879	—
Pace Health Companies, LLC	Revolver	8/2/2024	616,682	—	616,682	—
Penn TRGRP Holdings, LLC	Revolver	9/27/2030	1,054,345	—	1,054,345	(15,815)
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	2/3/2031	3,153,526	(15,768)	—	—
PDI TA Holdings, Inc.	2024 Revolver	2/3/2031	943,575	(9,436)	—	—
Pieper Memorial, LLC	Delayed Draw Term Loan	11/2/2027	1,507,136	—	1,507,136	(24,717)
Ping Identity Corporation	Revolver	10/17/2028	1,203,345	—	1,203,345	—
Pinnacle Dermatology Management, LLC	Delayed Draw Term Loan	12/8/2026	38,407	(480)	—	—

			03/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Pinnacle Dermatology Management, LLC	Revolver	12/8/2026	—	—	38,407	(480)
Pinnacle Treatment Centers, Inc.	Revolver	1/2/2026	73,239	—	73,239	(1,465)
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	7/15/2024	2,600,963	—	2,600,963	—
Race Finco LLC	Revolver	1/9/2028	—	—	609,798	(15,245)
Race Finco LLC	Delayed Draw Term Loan	1/9/2028	1,829,394	(18,294)	3,658,788	(36,588)
Race Finco LLC	Revolver	1/10/2028	609,798	(15,245)	—	—
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	(11,992)	1,199,233	(20,987)
Redwood Family Care Network, Inc.	Revolver	6/18/2026	588,705	(7,359)	588,705	(7,359)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/1/2027	1,099,640	—	1,099,640	(5,498)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	9/15/2028	3,956,233	(9,891)	3,956,233	(39,562)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,242,937	—	1,242,937	(6,215)
Salisbury House, LLC	Delayed Draw Term Loan	8/29/2025	2,681,739	—	2,979,710	—
Salisbury House, LLC	Revolver	8/30/2025	609,744	—	609,744	(3,049)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	6/28/2028	1,077,728	—	1,077,728	—
Sandstone Care Holdings, LLC	Revolver	6/28/2028	424,024	—	689,039	—
Sauce Labs, Inc.	Delayed Draw Term Loan	8/16/2027	1,775,625	(17,756)	1,775,625	(17,756)
Sauce Labs, Inc.	Revolver	8/16/2027	1,281,821	(25,636)	1,281,821	(25,636)
Saviynt, Inc.	Delayed Draw Term Loan	12/22/2027	3,048,990	(53,357)	3,048,990	(60,980)
Saviynt, Inc.	Revolver	12/22/2027	609,798	(10,671)	609,798	(12,196)
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	8/25/2028	8,472,634	(21,182)	8,846,427	(243,277)
SDC Atlas Acquistionco, LLC	Revolver	8/25/2028	622,988	(1,557)	622,988	(17,132)
Securonix, Inc.	Revolver	4/5/2028	1,538,337	(249,980)	1,538,337	(173,063)
Serrano Parent, LLC	Revolver	5/13/2030	2,085,981	(41,720)	2,085,981	(41,720)
Single Digits, Inc.	Revolver	6/19/2026	416,149	(54,099)	416,149	(54,099)
Sirsi Corporation	Revolver	3/15/2025	553,741	—	553,741	—
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	(5,830)	1,165,951	(11,660)
Smile Brands, Inc.	Revolver	10/12/2027	162,150	(16,620)	162,150	(18,647)
Soladoc, LLC	Delayed Draw Term Loan	6/12/2028	2,355,690	(64,781)	2,355,690	(64,781)
Soladoc, LLC	Revolver	6/12/2028	588,923	(22,085)	588,923	(22,085)
Spark DSO LLC	Revolver	4/20/2026	573,081	(15,760)	576,769	(20,187)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2027	1,782,176	(8,911)	2,112,208	(42,244)

			03/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Stratus Networks, Inc.	Revolver	12/15/2027	990,098	(14,851)	858,085	(25,743)
SugarCRM, Inc.	Revolver	7/31/2024	310,244	—	310,244	—
Sundance Group Holdings, Inc.	Revolver	7/2/2027	709,451	(1,774)	709,451	(5,321)
Syntax Systems Ltd.	Revolver	10/29/2026	272,623	(682)	376,480	(2,824)
TBG Food Acquisition Corp.	Revolver	12/27/2027	—	—	264,026	(1,320)
TBG Food Acquisition Corp.	Revolver	12/24/2027	264,026	(1,320)	—	—
Telcor Buyer, Inc.	Revolver	8/20/2027	290,770	(727)	290,770	(2,908)
Telesoft Holdings, LLC	Revolver	12/16/2025	567,023	(2,835)	511,316	(8,948)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	448,846	(2,244)	673,269	(3,366)
Thrive Buyer, Inc.	Revolver	1/22/2027	739,815	—	739,815	—
Towerco IV Holdings, LLC	Delayed Draw Term Loan	3/2/2026	6,115,290	—	6,559,852	(65,599)
Unanet, Inc.	Delayed Draw Term Loan	12/8/2028	2,242,674	(11,213)	2,242,674	(11,213)
Unanet, Inc.	Revolver	12/8/2028	1,263,478	(12,635)	1,263,478	(12,635)
Ungerboeck Systems International, LLC	Revolver	4/30/2027	168,217	(1,682)	229,387	(3,441)
Vectra AI, Inc.	Revolver	3/1/2028	232,759	(4,073)	232,759	(4,073)
Vehlo Purchaser, LLC	Revolver	5/24/2028	1,115,133	(11,151)	1,115,133	(19,515)
Velocity Purchaser Corporation	Revolver	12/2/2024	193,237	—	193,237	—
Venture Buyer, LLC	Delayed Draw Term Loan	3/1/2030	1,008,820	(10,088)	—	—
Venture Buyer, LLC	Revolver	2/1/2030	655,733	(13,115)	—	—
Veracross LLC	Revolver	12/28/2027	1,112,554	(11,126)	1,112,554	(19,470)
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/11/2029	578,701	(8,681)	578,701	(10,127)
Vhagar Purchaser, LLC	Revolver	6/11/2029	373,356	(10,267)	373,356	(11,201)
Visionary Buyer LLC	Delayed Draw Term Loan	3/3/2031	5,653,672	(42,403)	—	—
Visionary Buyer LLC	Revolver	3/1/2030	1,413,418	(21,201)	—	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	5/2/2024	58,996	—	206,583	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	10/4/2027	1,879,096	—	—	—
Wealth Enhancement Group, LLC	Revolver	10/4/2027	564,743	—	457,366	(1,143)
West Dermatology	Delayed Draw Term Loan	3/31/2025	—	—	2,242,331	(106,511)
West Dermatology	Revolver	3/17/2028	2,242,331	(84,087)	285,449	(16,413)
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	1/1/2030	3,724,638	(37,246)	—	—
Wolverine Seller Holdings, LLC	Revolver	1/1/2030	1,117,391	(22,348)	—	—

			03/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Your Part-Time Controller, LLC	Revolver	11/14/2029	627,974	—	627,974	(12,559)
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2028	3,333,525	—	3,333,525	—
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	—	1,372,628	(3,432)

Total			235,613,428	(2,152,015)	193,857,013	(2,726,549)

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
On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed
basis upon the issuance of a capital draw-down notice. At March 31, 2024, the Fund had total Capital Commitments of $671,704,159, of which 17% or $111,680,290 is unfunded. At December 31, 2023 the Fund had total Capital Commitments of $648,591,916, of which 17% or $110,236,006 is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.
Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024		For the three months ended March 31, 2023
Quarter Ended	Shares	Amount	Shares	Amount
March 31	2,297,080	$21,667,959	—	—

Total capital drawdowns	2,297,080	$21,667,959	—	—

Distributions
The following tables reflect the distributions declared on Shares during the three months ended March 31, 2024 and March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/26/2024	3/26/2024	4/23/2024	$0.23	$12,969,462

				$12,969,462

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2023	3/29/2023	4/25/2023	$0.10	$5,139,617

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
The following tables summarize Shares distributed pursuant to the DRIP during the three months ended March 31, 2024 and March 31, 2023 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/26/2024	3/26/2024	3/28/2024	735,551	$6,912,711

			735,551	$6,912,711

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2023	3/29/2023	3/31/2023	294,604	$2,740,870

			294,604	$2,740,870

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
The following table summarizes share repurchases completed during the three months ended March 31, 2024:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	March 01, 2024	1,354,873	744,282	$6,994,767	55%	$9.40
The following table summarizes share repurchases completed during the three months ended March 31, 2023:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 24, 2023	1,215,454	627,518	$5,837,993	52%	$9.30
8. Earnings Per Share
The following information sets forth the computation of basic and diluted earnings per Share for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets from operations	$19,611,811	$15,548,588
Weighted average common shares outstanding	55,172,112	50,224,389
Earnings per common share-basic and diluted	$0.36	$0.31

9. Financial Highlights
Below is the schedule of financial highlights of the Fund for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Per Share Data: (1)(2)
Net asset value, beginning of period	$9.27	$9.10
Net investment income (loss)	0.24	0.22
Net realized and unrealized gains (losses) on investments	0.12	0.08

Net increase (decrease) in net assets resulting from operations	0.36	0.30

Distributions to stockholders (3)	(0.23)	(0.10)

Net asset value, end of period	$9.40	$9.30
Shares outstanding, end of period	56,653,056	49,895,174
Total return at net asset value before incentive fees (4)(5)	4.42%	4.01%
Total return at net asset value after incentive fees (4)(5)	3.80%	3.41%
Ratio/Supplemental Data: (2)
Net assets, end of period	$532,373,450	$464,155,955
Ratio of total expenses to weighted average net assets (6)	20.06%	17.00%
Ratio of net expenses to weighted average net assets (6)	20.06%	17.00%
Ratio of net investment income (loss) before waivers to weighted average net assets (6)	11.95%	11.92%
Ratio of net investment income (loss) after waivers to weighted average net assets (6)	11.95%	11.92%
Ratio of interest and credit facility expenses to weighted average net assets (6)	14.70%	12.14%
Ratio of incentive fees to weighted average net assets (5)	0.63%	0.60%
Portfolio turnover rate (5)	1.38%	1.23%
Asset coverage ratio (7)	160%	160%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized, except for incentive fees.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.
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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Fund is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that the Fund’s independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as the Fund ceases to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in the Fund’s internal control over financial reporting go undetected.

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

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
Investments in Portfolio Companies	$(68,481,246	)(1)	$(38,018,534	)(2)
Draw Downs against Revolvers and Delayed Draw Term Loans	(16,568,163)		(23,529,051)
Principal Repayments	18,576,670	(3)	14,186,764	(4)
Sales	—		—

Net Repayments (Investments)	$(66,472,740)		$(47,360,821)

(1)	Includes investments in 20 portfolio companies.
(2)	Includes investments in 18 portfolio companies.
(3)	Includes $3,673,328 in revolver and delayed draw term paydowns.
(4)	Includes $3,416,988 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2024:

	As of March 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,362,459,703	93.53%	$1,344,352,595	93.04%	11.03%
Second Lien Junior Secured Debt	9,583,360	0.66	9,394,414	0.65	13.85%
Preferred Stock	6,625,470	0.45	8,647,975	0.60	—
Common Stock	7,088,767	0.49	7,915,699	0.55	—
Investment Companies	12,809,361	0.88	15,454,862	1.07	—
Warrants	385,464	0.03	1,372,429	0.09	—
Cash and cash equivalents	57,806,378	3.96	57,806,378	4.00	—

Total	$1,456,758,503	100%	$1,444,944,352	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2023:

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,294,646,129	92.33%	$1,270,762,647	91.83%	10.51%
Second Lien Junior Secured Debt	9,578,621	0.68	9,205,885	0.67	13.89%
Preferred Stock	6,994,461	0.50	8,777,660	0.63	—
Common Stock	9,415,044	0.68	10,069,389	0.73	—
Investment Companies	8,521,131	0.61	11,014,144	0.80	—
Warrants	385,464	0.03	1,290,859	0.09	—
Cash and cash equivalents	72,671,928	5.18	72,671,928	5.25

Total	$1,402,212,778	100%	$1,383,792,512	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Number of portfolio companies	201	192
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of March 31, 2024:

	As of March 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,352,840,726	98.60%	$1,350,260,267	99.74%
Non-accrual	19,202,337	1.40%	3,486,742	0.26%

Total	$1,372,043,063	100%	$1,353,747,009	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2023:

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,284,803,925	98.51%	$1,276,491,133	99.73%
Non-accrual	19,420,825	1.49%	3,477,399	0.27%

Total	$1,304,224,750	100%	$1,279,968,532	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of March 31, 2024 the Fund had thirteen investments, across four issuers, that were on non-accrual status. As of December 31, 2023, the Fund had twelve investments, with three issuers that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of March 31, 2024 and December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of March 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$11,909,124	0.85%	$12,002,430	0.87%
Consumer Non-Cyclical	56,367,716	4.03	56,139,011	4.05
Digital Infrastructure & Services	254,372,880	18.18	252,179,058	18.18
Energy	8,555,263	0.61	8,631,649	0.62
Financial Services	45,938,719	3.28	46,254,437	3.33
Healthcare & HCIT	237,726,743	16.99	220,364,564	15.89
Investment Companies	12,809,361	0.92	15,454,862	1.11
Software & Tech Services	684,874,703	48.96	689,785,786	49.73
Services	86,397,616	6.18	86,326,177	6.22

	$1,398,952,125	100%	$1,387,137,974	100%

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$90,152,210	6.79%	$89,819,830	6.85%
Consumer Discretionary	321,309	0.02	252,213	0.02
Consumer Non-Cyclical	54,231,874	4.08	53,735,223	4.10
Digital Infrastructure & Services	230,592,770	17.34	227,041,215	17.32
Energy	8,628,316	0.65	8,712,750	0.66
Financial Services	45,394,191	3.41	45,326,948	3.46
Healthcare & HCIT	224,194,330	16.86	205,523,347	15.68
Investment Companies	7,814,562	0.59	10,130,654	0.77
Software & Tech Services	667,493,569	50.21	669,555,069	51.06
Transport & Logistics	717,719	0.05	1,023,335	0.08

	$1,329,540,850	100%	$1,311,120,584	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Total investment income	$41,245,213	$32,844,791
Total expenses	28,190,617	21,805,644

Net investment income before taxes	13,054,596	11,039,147
Income tax expense, including excise tax	87,570	17,301

Net investment income after tax	12,967,026	11,021,846
Net realized and change in unrealized appreciation (depreciation) on investments	6,643,454	4,527,865

Net increase (decrease) in net assets resulting from operations	$19,610,480	$15,549,711
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$(1,331)	$1,123

Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$19,611,811	$15,548,588

Investment Income

During the three months ended March 31, 2024, the Fund’s investment income was comprised of $39,600,232 of interest income, which includes $1,343,240 from the net amortization of premium and accretion of discounts, $1,557,952 of payment-in-kind interest, and $87,029 of dividend income. The increase in net investment income during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, can primarily be attributed to an increase in gross assets and interest rates. During the three months ended March 31, 2023, the Fund’s investment income was comprised of $29,238,830 of interest income, which includes $1,384,372 from the net amortization of premium and accretion of discounts, $3,553,509 of payment-in-kind interest and $52,452 of dividend income.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Interest and borrowing expenses	$18,941,909	$13,781,660
Management fees	4,646,517	3,938,904
Income-based incentive fee	3,241,756	2,754,604
Professional fees	548,045	515,313
Administration and custodian fees	182,492	264,455
Insurance expenses	131,363	135,986
Directors’ fees	129,454	69,875
Transfer agent fees	38,688	35,272
Other expenses	330,393	309,575

Total expenses	28,190,617	21,805,644
Income tax expense, including excise tax	87,570	17,301

Net expenses	$28,278,187	$21,822,945

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the three months ended March 31, 2024 and March 31, 2023 were $18,941,909 and $13,781,660, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 8.03% and 7.23% for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in interest and borrowing expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 can primarily be attributed to an increase in debt outstanding and interest rates.

Management Fee

The gross management fee expenses for the three months ended March 31, 2024 and March 31, 2023 were $4,646,517 and $3,938,904, respectively. The increase in the management fee for the three months ended March 31, 2024 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2024, the Fund had restructurings and principal paydowns which resulted in $37,339 of net realized gain.

During the three months ended March 31, 2023, the Fund had principal repayments and sales which resulted in $5,453 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2024, the Fund had $6,606,115 in net change in unrealized appreciation on $1,398,952,125 of investments in 201 portfolio companies. Net change in unrealized appreciation for the three months ended March 31, 2024, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2024 and March 31, 2023, the net increase in net assets resulting from operations was $19,610,480 and $15,549,711, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2024 and March 31, 2023, the Fund’s per share net increase in net assets resulting from operations was $0.36 and $0.31, respectively.

Cash Flows

For the three months ended March 31, 2024, cash decreased by $14,865,550. During the same period, the Fund used $57,138,830 in operating activities, primarily as a result of net purchases of investments. During the three months ended March 31, 2024, the Fund generated $42,273,280 from financing activities, primarily from net borrowings on the Revolving Credit Facilities and Issuance of Common Stock.

For the three months ended March 31, 2023, cash increased by $16,566,487. During the same period, the Fund used $43,043,224 in operating activities, primarily as a result of net purchases of investments. During the three months ended March 31, 2023, the Fund generated $59,609,711 from financing activities, primarily from net borrowings on the Revolving Credit Facilities.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the three months ended March 31, 2024 and March 31, 2023, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, and December 31, 2023, the Fund had $57,806,378 and $72,671,928 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of March 31, 2024, taken together with the Fund’s uncalled Capital Commitments of $111,680,290 and $30,000,000 undrawn amount on the 2021 HSBC Credit Facility and $2,000,000 undrawn amount on the Synovus Credit Facility and $55,050,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of March 31, 2024, the Fund has unfunded commitments to fund future investments in the amount of $235,613,428, and contractual obligations in the form of Revolving Credit Facilities of $342,950,000, Notes of $543,043,406 and Secured Borrowings of $2,143,751.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of March 31, 2024, the Fund received Capital Commitments of $671,704,159. Inception to March 31, 2024, the Fund received Capital Contributions to the Fund of $560,023,869. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

On March 01, 2024, the Fund commenced the Q1 2024 Tender Offer for up to 1,354,873 Shares. The Purchase Price for the Q1 2024 Tender Offer was $9.40 per Share and the Q1 2024 Tender Offer expired on March 31, 2024.

On February 24, 2023, the Fund commenced the Q1 2023 Tender Offer for up to 1,215,454 Shares. The Purchase Price for the Q1 2023 Tender Offer was $9.30 per Share and the Q1 2023 Tender Offer expired on March 31, 2023.

Stockholders who tendered Shares in the Q1 2024 Tender Offer and Q1 2023 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Capital Commitments and Commitment Reductions	$29,615,643	$26,549,633
Capital Commitments rescinded due to participation in General Tender Program and Commitment Reductions	$6,503,400	$4,186,196
Dividend reinvestments	$6,912,711	$2,740,870
Shares issued to investors under DRIP	735,551	294,604
Value of capital drawdown notices	$21,667,959	$—
Shares issued to investors under capital drawdown notices	2,297,080	—
Value of Shares purchased in General Tender Program	$6,994,767	$5,837,993
Shares purchased in General Tender Offer	744,282	627,518

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 26, 2024	March 26, 2024	April 23, 2023	$0.23	$12,969,462

Total distributions declared			$0.23	$12,969,462

The following table summarizes distributions declared during the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2023	March 29, 2023	April 25, 2023	$0.10	$5,139,617

Total distributions declared			$0.10	$5,139,617

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the three months ended March 31, 2024, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the three months ended March 31, 2024, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

As of March 31, 2024, the Fund had no outstanding balance on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2023, the Fund had $8,000,000 outstanding on the 2021 HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of March 31, 2024, the Fund had $198,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2023, the Fund had $198,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

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

As of March 31, 2024, the Fund had $144,950,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2023, the Fund had $105,500,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $2,143,751 and $2,325,617 as of March 31, 2024 and December 31, 2023, respectively.

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

The CLO VI Notes that remain outstanding as of March 31, 2024 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.305% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.25% per annum; (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.10% per annum; and (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.15% per annum. The CLO VI Notes are scheduled to mature on April 27, 2034.

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

On May 3, 2023, ABPCI Direct Lending Fund CLO XIII LTD (“CLO XIII” or the “XIII Issuer”), a private company limited by shares incorporated under the laws of Jersey and a wholly-owned subsidiary of the Fund, and ABPCI Direct Lending Fund CLO XIII LLC, a limited liability company organized under the laws of the State of Delaware (the “XIII Co-Issuer,” and together with the XIII Issuer, the “XIII Co-Issuers”), ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd (the “First Static Subsidiary”) and ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd (the “Second Static Subsidiary” and together with the First Static Subsidiary, the “Static Subsidiaries”, and together with the XIII Co-Issuers, the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date is April 27, 2027.

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

As of March 31, 2024, and December 31, 2023, the Fund had total senior securities of $891,843,756 and $860,575,617, respectively, consisting of borrowings under the Revolving Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 160% and 159%, respectively.

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

The Fund is subject to financial market risks, including changes in interest rates. To the extent that the Fund borrows money to make investments, the Fund’s net investment income is dependent upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invests these funds. In periods of rising interest rates, the Fund’s cost of funds would increase, which may reduce the Fund’s net investment income. Because the Fund expects that most of its investments will bear interest at floating rates, the Fund anticipates that an increase in interest rates would have a corresponding increase in the Fund’s interest income that would eventually offset any increase in the Fund’s cost of funds and, thus, net investment income would not be reduced significantly. The timing of interest rate resets on the Fund’s investments and the Fund’s debt may differ leading to a temporary increase or decrease in net investment income. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on the Fund’s net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to rising inflation, which has resulted in an increase in the level of volatility across such markets and a general decline in the value of the securities held by the Fund.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2024, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(3,488,236)	$(2,149,250)	$(1,338,986)
Up 100 basis points	$13,952,945	$6,321,948	$7,630,997
Up 200 basis points	$27,905,890	$17,194,000	$10,711,890
Up 300 basis points	$41,858,835	$25,791,000	$16,067,835

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on

Form 10-K

for the fiscal year ended December 31, 2023, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on

Form 10-K

are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three months ended March 31, 2024, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on

Form 10-K

for the year ended December 31, 2023, except for the following.
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
The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of March 31, 2024 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2024.
The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of March 31, 2024 (1)	(41.6)%	(27.9)%	(14.2)%	(0.5)%	13.1%
Corresponding net return to holders of common stock assuming 150% asset coverage (2)	(46.4)%	(31.4)%	(16.4)%	(1.4)%	(13.6)%

(1)	Assumes $1,456.3 million in total portfolio assets, $923.9 million in debt outstanding, $532.4 million in net assets, and an average cost of funds of 8.19%. Actual interest payments may be different.
(2)	Assumes $1,456.3 million in total portfolio assets, $970.9 million in debt outstanding, $485.4 million in net assets, and an average cost of funds of 8.19%. Actual interest payments may be different.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Fund on its current reports on Form

8-K,

the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Insider Trading Arrangements and Policies
During the fiscal quarter ended March 31, 2024, none of
the Fund’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: May 14, 2024	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)