Form 10-Q
period 2024-06-30
AB Private Credit Investors Corp
filed 2024-08-14
CIK 1634452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30 , 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act). Yes ☐ No ☒
The issuer had 58,978,578
shares of common stock, $0.01 par value per share, outstanding as of

August 14, 2024.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

Item 1.	Consolidated Financial Statements
AB Private Credit Investors Corporation
Consolidated Statements of Assets and Liabilities

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,487,646,350 and $1,324,506,471, respectively)	$1,479,831,711	$1,307,655,721
Non-controlled affiliated investments (amortized cost of $2,371,832 and $5,034,379)	1,126,367	3,464,863

Total investments, at fair value (amortized cost of $1,490,018,182 and $1,329,540,850)	1,480,958,078	1,311,120,584
Cash and cash equivalents	67,423,316	72,671,928
Interest receivable	9,503,999	8,445,019
Deferred financing costs	1,669,363	2,461,248
Receivable for fund shares	634,650	18,000
Receivable for investments sold	38,377	47,127

Total assets	$1,560,227,783	$1,394,763,906

Liabilities
Notes payable (net of unamortized discount of $371,871 and $390,381, respectively, and debt issuance costs of $2,969,890 and $3,681,044, respectively)	$543,408,239	$542,678,575
Credit facility payable	400,250,000	311,500,000
Secured Borrowings	18,011,556	2,325,617
Interest and borrowing expenses payable	13,277,047	12,779,336
Payable for fund shares repurchased	9,315,898	4,930,240
Distribution payable	6,031,499	5,740,909
Management fees payable	4,911,685	4,479,535
Incentive fee payable	3,250,337	3,369,132
Payable for investments purchased	1,950,927	—
Professional fees payable	831,923	496,289
Administrator and custodian fees payable	767,890	832,176
Payable to Adviser	620,594	1,158,276
Accrued tax liability	142,842	241,195
Accrued expenses and other liabilities	31,403	—
Transfer agent fees payable	27,837	35,381
Directors’ fees payable	18,563	—

Total Liabilities	$1,002,848,240	$890,566,661

Commitments and contingencies (see Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 58,978,899 and 54,364,708 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	589,789	543,647
Paid-in capital in excess of par value	567,955,055	524,279,891
Distributable earnings (accumulated loss)	(11,214,651)	(20,678,340)

Total net assets of AB Private Credit Investors Corporation	$557,330,193	$504,145,198

Non-Controlling Interest in ABPCIC Equity Holdings, LLC	49,350	$52,047

Total net assets	$557,379,543	$504,197,245

Total liabilities and net assets	$1,560,227,783	$1,394,763,906

Net asset value per share of AB Private Credit Investors Corporation	$9.45	$9.27

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
Investment Income	2024	2023	2024	2023
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$40,513,701	$35,269,067	$80,113,933	$67,028,005
Payment-in-kind interest	2,109,355	662,830	3,667,307	1,696,231
Dividend income	211,800	355,306	298,829	407,758

Total investment income	42,834,856	36,287,203	84,080,069	69,131,994

Expenses:
Interest and borrowing expenses	19,893,019	17,260,122	38,834,928	31,041,782
Management fees	4,911,685	4,204,038	9,558,202	8,142,942
Income-based incentive fee	3,250,337	2,600,473	6,492,093	5,355,077
Professional fees	682,635	681,896	1,230,680	1,197,209
Administration and custodian fees	325,977	294,109	508,469	558,564
Insurance expenses	131,362	135,986	262,725	271,972
Directors’ fees	10,296	69,875	139,750	139,750
Transfer agent fees	27,837	36,215	66,525	71,487
Other expenses	508,626	368,384	839,019	677,959

Total expenses	29,741,774	25,651,098	57,932,391	47,456,742

Net investment income before taxes	13,093,082	10,636,105	26,147,678	21,675,252
Income tax expense, including excise tax	91,736	260,725	179,306	278,026

Net investment income after tax	13,001,346	10,375,380	25,968,372	21,397,226
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	64,234	(303,851)	101,573	(298,398)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	2,628,730	(7,287,835)	9,036,111	(2,765,423)
Non-controlled affiliated investments	125,317	(10)	324,051	(10)
Controlled affiliated investments	—	90,649	—	90,649

Net realized and change in unrealized gains (losses) on investment transactions	2,818,281	(7,501,047)	9,461,735	(2,973,182)

Net increase in net assets resulting from operations	15,819,627	2,874,333	35,430,107	18,424,044

Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$(1,366)	$516	$(2,697)	$1,639

Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	15,820,993	2,873,817	35,432,804	18,422,405

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.23	$0.20	$0.46	$0.42
Earnings per share (basic and diluted):	0.28	0.06	0.63	0.36
Weighted average shares outstanding:	57,211,424	51,975,095	56,191,768	51,104,578
See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Changes in Net Assets

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2024	56,653,056	$566,530	$545,842,911	$(14,035,991)	$50,716	$532,424,166
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,001,764	(418)	13,001,346
Net realized gain (loss) on investments	—	—	—	64,234	—	64,234
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,754,995	(948)	2,754,047
Capital transactions:
Issuance of common stock	2,574,268	25,743	24,457,404	—	—	24,483,147
Issuance of common shares pursuant to distribution reinvestment plan	737,332	7,373	6,960,780	—	—	6,968,153
Repurchase of common stock	(985,757)	(9,857)	(9,306,040)	—	—	(9,315,897)
Distributions to stockholders	—	—	—	(12,999,653)	—	(12,999,653)
Total increase (decrease) for the three months ended June 30, 2024	2,325,843	23,259	22,112,144	2,821,340	(1,366)	24,955,377

Net assets at June 30, 2024	58,978,899	$589,789	$567,955,055	$(11,214,651)	$49,350	$557,379,543

Distributions declared per share	—	—	—	$0.21	—	$0.21

Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245
Increase (decrease) in net assets resulting from net investment income operations:
Net investment income	—	—	—	25,968,322	50	25,968,372
Net realized gain (loss) on investments	—	—	—	101,573	—	101,573
Net change in unrealized appreciation (depreciation) on investments	—	—	—	9,362,909	(2,747)	9,360,162
Capital transactions:
Issuance of common stock	4,871,348	48,713	46,102,393	—	—	46,151,106
Issuance of common shares pursuant to distribution reinvestment plan	1,472,883	14,729	13,866,135	—	—	13,880,864
Repurchase of common stock	(1,730,039)	(17,300)	(16,293,364)	—	—	(16,310,664)
Distributions to stockholders	—	—	—	(25,969,115)	—	(25,969,115)

Total increase (decrease) for the six months ended June 30, 2024	4,614,192	46,142	43,675,164	9,463,689	(2,697)	53,182,298

Net assets at June 30, 2024	58,978,899	$589,789	$567,955,055	$(11,214,651)	$49,350	$557,379,543

Distributions declared per share	—	—	—	$0.44	—	$0.44

See notes to unaudited consolidated financial statements.

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2023	49,895,174	$498,952	$482,847,144	$(19,190,141)	$35,509	$464,191,464
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	10,375,562	(182)	10,375,380
Net realized gain (loss) on investments	—	—	—	(303,851)	—	(303,851)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,197,894)	698	(7,197,196)
Capital transactions:
Issuance of common stock	2,776,754	27,768	25,764,683	—	—	25,792,451
Issuance of common shares pursuant to distribution reinvestment plan	606,230	6,062	5,546,761	—	—	5,552,823
Repurchase of common stock	(461,364)	(4,614)	(4,221,287)	—	—	(4,225,901)
Distributions to stockholders	—	—	—	(10,402,344)	—	(10,402,344)

Total increase (decrease) for the three months ended June 30, 2023	2,921,620	29,216	27,090,157	(7,528,527)	516	19,591,362

Net assets at June 30, 2023	52,816,794	$528,168	$509,937,301	$(26,718,668)	$36,025	$483,782,826

Distributions declared per share	—	—	—	$0.20	—	$0.20

Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493
Increase (decrease) in net assets resulting from net investment income operations:
Net investment income	—	—	—	21,398,031	(805)	21,397,226
Net realized gain (loss) on investments	—	—	—	(298,398)	—	(298,398)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,677,228)	2,444	(2,674,784)
Capital transactions:
Issuance of common stock	2,776,754	27,768	25,764,683	—	—	25,792,451
Issuance of common shares pursuant to distribution reinvestment plan	900,834	9,008	8,284,685	—	—	8,293,693
Repurchase of common stock	(1,088,882)	(10,889)	(10,053,005)	—	—	(10,063,894)
Distributions to stockholders	—	—	—	(15,541,961)	—	(15,541,961)

Total increase (decrease) for the six months ended June 30, 2023	2,588,706	25,887	23,996,363	2,880,444	1,639	26,904,333

Net assets at June 30, 2023	52,816,794	$528,168	$509,937,301	$(26,718,668)	$36,025	$483,782,826

Distributions declared per share	—	—	—	$0.30	—	$0.30

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation
Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$35,430,107	$18,424,044
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(210,401,755)	(151,475,757)
Payment-in-kind investments	(3,667,307)	(1,696,231)
Proceeds from sales of investments and principal repayments	56,415,037	48,240,929
Net realized (gain) loss on investments	(101,573)	298,398
Net change in unrealized (appreciation) depreciation on investments	(9,360,162)	2,674,784
Amortization of premium and accretion of discount, net	(2,721,734)	(3,097,880)
Amortization of discount, debt issuance and deferred financing costs	1,757,962	2,135,003
Increase or decrease in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	8,750	6,005,880
(Increase) decrease in interest receivable	(1,058,980)	(4,272,923)
(Increase) decrease in prepaid directors’ fee	—	(179)
(Increase) decrease in prepaid expenses	—	226,644
(Increase) decrease in payable for investments purchased	1,950,927	9,080,028
(Increase) decrease in management fees payable	432,150	425,915
(Increase) decrease in payable to Adviser	(537,682)	(232,840)
(Increase) decrease in administrator and custodian fees payable	(64,286)	(54,802)
(Increase) decrease in professional fees payable	335,634	(236,071)
(Increase) decrease in accrued tax liability	(98,353)	(983,570)
(Increase) decrease in incentive fee payable	(118,795)	65,538
Increase (decrease) in directors’ fees payable	18,563	45,329
(Increase) decrease in transfer agent fees payable	(7,544)	1,990
(Increase) decrease in interest and borrowing expenses payable	497,711	2,507,209
Increase (decrease) in accrued expenses and other liabilities	31,403	232,846

Net cash provided by (used for) operating activities	(131,259,927)	(71,685,716)

Cash flows from financing activities
Issuance of common stock	45,534,456	28,491,101
Repurchase of common stock	(11,925,006)	(12,142,242)
Distributions paid	(11,797,661)	(11,307,802)
Financing costs paid	(236,413)	(5,519,815)
Borrowings on notes	—	300,000,000
Borrowings on credit facility	143,250,000	214,400,000
Repayments of credit facility	(54,500,000)	(409,000,000)
Proceeds on secured borrowings	20,666,689	8,889,878
Repayments on secured borrowings	(4,980,750)	(14,807,153)

Net cash provided by (used for) financing activities	126,011,315	99,003,967

Net increase in (decrease) in cash	(5,248,612)	27,318,251
Cash and cash equivalents, beginning of period	72,671,928	48,785,985

Cash and cash equivalents, end of period	$67,423,316	$76,104,236

Supplemental and non-cash financing activities
Cash paid during the period for interest	$35,953,776	$25,856,860
Issuance of common shares pursuant to distribution reinvestment plan	$13,880,864	$8,293,693
State taxes paid	$277,659	$1,261,596
See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value (++) + * # ^—265.70%
US Corporate Debt — 252.67%
1st Lien/Senior Secured Debt — 252.14%

AAH Topco, LLC (1) (2) (4) (5)	Healthcare	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75 % Floor)	12/22/2027	1,364,238	1,325,369	1,364,238
AAH Topco, LLC (1) (3) (4) (5)	Healthcare	Delayed Draw Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/22/2027	6,463,902	6,358,885	6,383,103
AAH Topco, LLC (2) (6)	Healthcare	Revolver	11.45% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(9,278)	(9,841)
AAH Topco, LLC (1) (3) (5)	Healthcare	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/22/2027	6,387,118	6,305,719	6,307,279
Accelerate Resources Operating, LLC (2) (6)	Energy	Revolver	11.45% (S + 6.00%; 1.00% Floor)	2/24/2027	—	(2,351)	—
Accelerate Resources Operating, LLC (1) (5)	Energy	Delayed Draw Term Loan	11.45% (S + 6.00%; 1.00% Floor)	2/24/2027	1,830,799	1,802,829	1,830,799
Accelerate Resources Operating, LLC (1) (5)	Energy	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	2/24/2027	5,457,797	5,438,557	5,457,797
Accelerate Resources Operating, LLC (3)	Energy	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	2/24/2027	1,217,451	1,199,108	1,217,451
Activ Software Holdings, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.58% (S + 6.00%; 1.00% Floor)	5/4/2027	7,867,150	7,789,968	7,867,150
Activ Software Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.65% (S + 6.00%; 1.00% Floor)	5/4/2027	—	(6,286)	—
Activ Software Holdings, LLC (1)	Software & Tech Services	Term Loan	11.65% (S + 6.00%; 1.00% Floor)	5/4/2027	2,497,913	2,448,126	2,497,913
Activ Software Holdings, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.66% (S + 6.00%; 1.00% Floor)	5/4/2027	624,478	612,011	624,478
Admiral Buyer, Inc (1) (4) (5)	Software & Tech Services	Term Loan	10.84% (S + 5.50%; 0.75% Floor)	5/8/2028	10,593,104	10,436,477	10,460,690
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Revolver	10.84% (S + 5.50%; 0.75% Floor)	5/8/2028	—	(20,941)	(17,519)
Admiral Buyer, Inc	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	5/8/2028	449,428	443,571	447,181
Airwavz Solutions, Inc. (2) (3) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	3/31/2027	3,774,448	3,708,768	3,774,448
Airwavz Solutions, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	10.95% (S + 5.50%; 1.00% Floor)	3/31/2027	—	(6,380)	(3,264)
Airwavz Solutions, Inc. (3)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	3/31/2027	5,221,919	5,170,824	5,195,809
Airwavz Solutions, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	3/31/2027	3,263,699	3,231,764	3,247,381
AmerCareRoyal, LLC (4)	Services	Term Loan	12.48% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	507,292	499,939	507,292
AmerCareRoyal, LLC (1) (3)	Services	Term Loan	12.48% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	1,986,082	1,973,352	1,986,082
AmerCareRoyal, LLC (1) (5)	Services	Term Loan	12.48% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,081,357	3,988,288	4,081,357
AmerCareRoyal, LLC (1)	Services	Delayed Draw Term Loan	12.48% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	492,918	486,821	492,918

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 20
2
4

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/31/2024	2,682,124	2,278,901	—
American Physician Partners, LLC (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/31/2024	949,042	817,051	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/31/2024	6,791,604	5,733,816	—
American Physician Partners, LLC (1) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/31/2024	1,260,322	1,082,011	—
American Physician Partners, LLC (7)	Healthcare	Revolver	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/31/2024	346,322	345,024	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/31/2024	1,444,963	1,243,170	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.50% PIK; 1.00% Floor)	12/31/2024	31,879	20,395	10,402
AMI US Holdings, Inc. (1) (4)	Software & Tech Services	Term Loan	10.70% (S + 5.25%; 1.00% Floor )	10/1/2026	7,354,651	7,332,330	7,354,651
AMI US Holdings, Inc. (2) (6)	Software & Tech Services	Revolver	10.70% (S + 5.25%)	10/1/2026	—	(6,808)	—
Ampler QSR Holdings, LLC (3) (4)	Consumer Non-Cyclical	Term Loan	11.11% (S + 5.63%; 1.00% Floor)	7/21/2027	12,159,255	12,028,987	12,128,857
AOM Acquisition, LLC. (2) (6)	Healthcare	Revolver	10.99% (S + 5.50%; 1.00% Floor)	2/18/2027	—	(13,054)	(9,140)
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	10.99% (S + 5.50%; 1.00% Floor)	2/18/2027	6,238,907	6,103,168	6,192,116
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	10.99% (S + 5.50%; 1.00% Floor)	2/18/2027	5,686,326	5,621,711	5,643,679
Avalara, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.59% (S + 6.75%; 0.75% Floor)	10/19/2028	10,653,748	10,460,476	10,653,748
Avalara, Inc. (2) (6)	Software & Tech Services	Revolver	12.59% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(19,321)	—
Avant Communications, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	11.24% (S + 5.75%; 1.00% Floor)	11/30/2026	14,888,026	14,717,815	14,888,026
Avant Communications, LLC (2) (6)	Digital Infrastructure & Services	Revolver	11.24% (S + 5.75%; 1.00% Floor)	11/30/2026	—	(5,582)	—
Avetta, LLC (1) (4) (5)	Software & Tech Services	Term Loan	11.10% (S + 5.75%; 1.00% Floor)	10/18/2030	21,844,627	21,386,754	21,844,627
Avetta, LLC (2) (6)	Software & Tech Services	Revolver	11.10% (S + 5.75%; 1.00% Floor)	10/18/2029	—	(41,598)	—
Azurite Intermediate Holdings, Inc (4)	Software & Tech Services	Term Loan	11.85% (S + 6.50%; 0.75% Floor)	3/19/2031	3,128,738	3,083,046	3,081,807
Azurite Intermediate Holdings, Inc (1) (2) (5)	Software & Tech Services	Delayed Draw Term Loan	11.85% (S + 6.50%; 0.75% Floor)	3/19/2031	4,550,892	4,466,584	4,497,561
Azurite Intermediate Holdings, Inc (2) (6)	Software & Tech Services	Revolver	11.85% (S + 6.50%; 0.75% Floor)	3/19/2031	—	(16,404)	(17,066)
BAART Programs, Inc. (1) (4)	Healthcare	Delayed Draw Term Loan	10.60% (S + 5.00%; 1.00% Floor)	6/11/2027	3,852,858	3,832,217	3,718,008
BAART Programs, Inc. (1) (5)	Healthcare	Term Loan	10.60% (S + 5.00%; 1.00% Floor)	6/11/2027	4,649,986	4,628,244	4,487,237
Blink Holdings, Inc. (7)	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 7.50%)	11/8/2024	889,435	888,753	547,002
Blink Holdings, Inc. (1) (7)	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	11/8/2024	1,109,120	1,108,273	682,108
Blink Holdings, Inc. (1) (7)	Consumer Non-Cyclical	Term Loan	— (S + 5.50%; 1.00% Floor)	11/8/2024	1,550,228	1,548,861	953,390
Bonterra, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.59% (S + 7.25%; 0.75% Floor)	9/8/2027	15,944,506	15,819,566	15,904,644
Bonterra, LLC (2)	Software & Tech Services	Revolver	12.59% (S + 7.25%; 0.75% Floor)	9/8/2027	714,085	704,690	711,206
Bonterra, LLC	Software & Tech Services	Term Loan	12.59% (8.00% PIK; 0.75% Floor)	9/8/2027	2,898,956	2,771,390	2,898,956

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Bridgepointe Technologies, LLC (2)	Digital Infrastructure & Services	Revolver	11.99% (S + 6.50%; 1.00% Floor)	12/31/2027	272,123	262,951	260,460
Bridgepointe Technologies, LLC (2) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.99% (S + 6.50%; 1.00% Floor)	12/31/2027	925,916	875,810	894,766
Bridgepointe Technologies, LLC (1)	Digital Infrastructure & Services	Term Loan	11.99% (S + 6.50%; 1.00% Floor)	12/31/2027	1,030,526	1,005,800	1,015,068
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	11.99% (S + 6.50%; 1.00% Floor)	12/31/2027	4,681,605	4,622,212	4,611,381
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.99% (S + 6.50%; 1.00% Floor)	12/31/2027	3,829,160	3,786,277	3,771,723
Bridgepoint Technologies, LLC (1) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.99% (S + 6.50%; 1.00% Floor)	12/31/2027	4,938,460	4,833,575	4,864,383
Bridgepoint Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	11.99% (S + 6.50%; 1.00% Floor)	12/31/2027	2,259,836	2,202,759	2,225,939
Bridgepointe Technologies, LLC (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.99% (S + 6.50%; 1.00% Floor)	12/31/2027	2,723,951	2,708,628	2,683,092
Brightspot Buyer, Inc (2)	Software & Tech Services	Revolver	11.95% (S + 6.50%; 0.75% Floor)	11/16/2027	340,146	332,275	326,540
Brightspot Buyer, Inc (1) (3)	Software & Tech Services	Term Loan	11.95% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,155,779	5,111,260
Brightspot Buyer, Inc (3)	Software & Tech Services	Term Loan	11.95% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,422,104	1,419,626
BSI2 Hold Nettle, LLC (2)	Software & Tech Services	Revolver	10.27% (S + 5.00%; 0.75% Floor)	6/30/2028	117,785	111,801	108,951
BSI2 Hold Nettle, LLC (3) (5)	Software & Tech Services	Term Loan	10.27% (S + 5.00%; 0.75% Floor)	6/30/2028	4,628,931	4,582,031	4,559,497
BSI2 Hold Nettle, LLC (3)	Software & Tech Services	Term Loan	10.27% (S + 5.00%; 0.75% Floor)	6/30/2028	617,669	606,667	608,404
BusinesSolver.com, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.94% (S + 5.50%; 0.75% Floor)	12/1/2027	257,713	254,313	257,713
BusinesSolver.com, Inc. (3) (5)	Software & Tech Services	Term Loan	10.94% (S + 5.50%; 0.75% Floor)	12/1/2027	7,213,914	7,172,025	7,213,914
BV EMS Buyer, Inc. (4)	Healthcare	Term Loan	11.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,293,408	3,231,055	3,276,941
BV EMS Buyer, Inc. (4) (5)	Healthcare	Term Loan	11.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,467,741	3,397,221	3,450,402
BV EMS Buyer, Inc. (4) (5)	Healthcare	Delayed Draw Term Loan	11.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,496,572	3,436,624	3,479,089
BV EMS Buyer, Inc. (2)	Healthcare	Revolver	11.20% (S + 5.75%; 1.00% Floor)	11/23/2027	219,561	213,907	218,064
CallTower, Inc (1) (4) (5)	Digital Infrastructure & Services	Term Loan	11.70% (S + 6.25%; 3.00% Floor)	11/30/2028	4,953,185	4,842,334	4,953,185
CallTower, Inc (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.70% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(22,072)	—
CallTower, Inc (2) (6)	Digital Infrastructure & Services	Revolver	11.70% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(13,804)	—
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.75% (S + 5.25%; 2.25% PIK; 1.00% Floor)	7/24/2025	4,521,775	4,482,441	4,521,775
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.75% (S + 5.25%; 2.25% PIK; 1.00% Floor)	7/24/2025	649,021	643,376	649,021

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Caregiver 2, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.75% (S + 5.25%; 2.25% PIK; 1.00% Floor)	7/24/2025	1,512,436	1,497,657	1,512,436
Caregiver 2, Inc. (5)	Healthcare	Term Loan	10.75% (S + 5.25%; 2.50% PIK 1.00% Floor)	7/24/2025	620,418	610,157	620,418
Cerifi, LLC (1) (3) (4) (5)	Services	Term Loan	11.20% (S + 5.75%; 1.00% Floor)	3/31/2028	15,824,399	15,611,738	15,230,984
Cerifi, LLC	Services	Revolver	11.20% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,094,726	1,066,249
Choice Health At Home, LLC, (1) (5)	Healthcare	Term Loan	12.68% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	2,563,921	2,543,220	2,499,823
Choice Health At Home, LLC, (1)	Healthcare	Delayed Draw Term Loan	12.68% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	946,244	941,157	927,319
Colo Holdings, LLC (4)	Digital Infrastructure & Services	PIK Term Loan	14.20% (S + 4.00%; 4.75% PIK; 1.00% Floor)	3/27/2029	8,672,217	8,465,951	8,455,411
Colo Holdings, LLC (2) (6)	Digital Infrastructure & Services	PIK Revolver	14.20% (S + 4.00%; 4.75% PIK; 1.00% Floor)	3/27/2029	—	(29,475)	(31,039)
Colo Holdings, LLC	Digital Infrastructure & Services	PIK Bridge Term Loan	16.50%(16.50 % PIK)	3/27/2026	674,298	659,992	657,441
Coding Solutions Acquisition, Inc (2)	Healthcare	Revolver	10.85% (S + 5.50%; 0.75% Floor)	5/11/2028	278,376	269,227	266,445
Coding Solutions Acquisition, Inc (3) (5)	Healthcare	Term Loan	10.85% (S + 5.50%; 0.75% Floor)	5/11/2028	5,433,679	5,362,648	5,352,174
Coding Solutions Acquisition, Inc (3)	Healthcare	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	5/11/2028	1,646,705	1,625,094	1,622,005
Coding Solutions Acquisition, Inc. (3) (5)	Healthcare	Term Loan	10.85% (S + 5.75%; 0.75% Floor)	5/11/2028	2,710,949	2,675,801	2,690,617
Coding Solutions Acquisition, Inc. (2) (5) (6)	Healthcare	Delayed Draw Term Loan	10.85% (S + 5.75%; 0.75% Floor)	5/11/2028	—	(15,064)	(6,245)
Community Based Care Acquisition, Inc. (1) (2) (5)	Healthcare	Delayed Draw Term Loan	10.94% (S + 5.50%; 1.00% Floor)	9/16/2027	2,735,602	2,697,625	2,713,851
Community Based Care Acquisition, Inc. (2)	Healthcare	Revolver	10.94% (S + 5.25%; 1.00% Floor)	9/16/2027	103,658	94,212	90,701
Community Based Care Acquisition, Inc. (2) (6)	Healthcare	Delayed Draw Term Loan	10.94% (S + 5.50%; 1.00% Floor)	9/16/2027	—	(30,525)	(16,551)
Community Based Care Acquisition, Inc. (1) (5)	Healthcare	Term Loan	10.94% (S + 5.25%; 1.00% Floor)	9/16/2027	5,208,361	5,148,903	5,130,235
Community Based Care Acquisition, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.94% (S + 5.25%; 1.00% Floor)	9/16/2027	2,111,546	2,089,986	2,079,872
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Revolver	10.95% (S + 5.50%; 0.75% Floor)	2/24/2028	—	(5,155)	—
Community Brands Parentco, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	2/24/2028	6,932,947	6,842,169	6,932,947
Coretelligent Intermediate LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.18% (S + 5.75%; 1.00% Floor)	10/21/2027	3,739,280	3,706,806	3,327,959
Coretelligent Intermediate LLC (2) (8)	Digital Infrastructure & Services	Revolver	11.18% (S + 5.75%; 1.00% Floor)	10/21/2027	823,174	812,396	683,868
Coretelligent Intermediate LLC (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.18% (S + 5.75%; 1.00% Floor)	10/21/2027	7,828,382	7,762,488	6,967,260
Coupa Holdings,LLC (1) (4) (5)	Software & Tech Services	Term Loan	10.83% (S + 5.50%; 0.75% Floor)	2/27/2030	10,617,824	10,383,765	10,617,824

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.83% (S + 5.50%; 0.75% Floor)	2/27/2030	—	(9,672)	—
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Revolver	10.83% (S + 5.50%; 0.75% Floor)	2/27/2029	—	(14,191)	—
Crewline Buyer, Inc (1) (4) (5)	Software & Tech Services	Term Loan	12.09% (S + 6.75%; 1.00% Floor)	11/8/2030	13,118,364	12,812,958	13,118,364
Crewline Buyer, Inc (2) (6)	Software & Tech Services	Revolver	12.09% (S + 6.75%; 1.00% Floor)	11/8/2030	—	(31,115)	—
Datacor, Inc. (1) (3) (4) (5)	Software & Tech Services	Term Loan	10.85% (S + 5.50%; 1.00% Floor)	3/13/2029	17,780,468	17,614,551	17,780,468
Datacor, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 5.50%; 1.00% Floor)	3/13/2029	—	(50,106)	—
Datacor, Inc. (2) (6)	Software & Tech Services	Revolver	10.85% (S + 5.50%; 1.00% Floor)	3/13/2029	—	(27,860)	—
Delaware Valley Management Holdings, Inc.^^ (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	12/31/2024	261,819	186,699	81,321
Delaware Valley Management Holdings, Inc.^^ (7)	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	12/31/2024	2,487,280	1,750,859	772,549
Delaware Valley Management Holdings, Inc.^^ (2) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	12/31/2024	490,020	168,552	152,278
Delaware Valley Management Holdings, Inc.^^ (2) (7)	Healthcare	Revolver	— (S + 6.25%; 1.00% Floor)	12/31/2024	386,753	265,722	120,219
Mr. Greens Intermediate, LLC (4) (5)	Services	Term Loan	11.68% (S + 6.25%; 1.00% Floor)	5/1/2029	6,249,282	6,092,971	6,249,282
Mr. Greens Intermediate, LLC (2) (6)	Services	Delayed Draw Term Loan	11.68% (S + 6.25%; 1.00% Floor)	5/1/2029	—	(64,185)	—
Mr. Greens Intermediate, LLC (2) (6)	Services	Revolver	11.68% (S + 6.25%; 1.00% Floor)	5/1/2029	—	(25,674)	—
Dispatch Track, LLC (2) (6)	Software & Tech Services	Revolver	9.95% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(435)	(755)
Dispatch Track, LLC (1) (5)	Software & Tech Services	Term Loan	9.95% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,832,531	9,825,312
Dorado Buyer LLC (3) (4)	Software & Tech Services	Term Loan	11.10% (S + 2.25%; 3.25% PIK; 1.00% Floor)	2/6/2030	6,258,167	6,170,696	6,164,295
Dorado Buyer LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.10% (S + 2.25%; 3.25% PIK; 1.00% Floor)	2/6/2030	—	(17,430)	(18,623)
Dorado Buyer LLC (2) (6)	Software & Tech Services	Revolver	11.10% (S + 2.25%; 1.00% Floor)	2/6/2030	—	(8,709)	(9,312)
Duetto Research, Inc (4)	Software & Tech Services	Term Loan	11.10% (S + 1.00%; 5.75% PIK; 0.75% Floor)	6/26/2030	14,123,481	13,947,174	13,946,938
Duetto Research, Inc (2) (6)	Software & Tech Services	Revolver	11.10% (S + 1.00%; 0.75% Floor)	6/26/2030	—	(12,593)	(12,610)
Duetto Research, Inc (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.10% (S + 1.00%; 0.75% Floor)	6/26/2030	—	(12,610)	(12,610)
EET Buyer, Inc. (3) (4) (5)	Software & Tech Services	Term Loan	10.33% (S + 5.00%; 0.75% Floor)	11/8/2027	6,752,508	6,674,937	6,735,627
EET Buyer, Inc. (4) (5)	Software & Tech Services	Term Loan	10.33% (S + 5.00%; 0.75% Floor)	11/8/2027	5,062,507	4,976,575	5,049,850
EET Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.33% (S + 5.00%; 0.75% Floor)	11/8/2027	—	(14,329)	(2,592)
EET Buyer, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.33% (S + 5.00%; 0.75% Floor)	11/8/2027	—	(4,509)	—
Engage2Excel, Inc.	Services	Revolver	11.87% (S + 6.50%; 1.00% Floor)	7/1/2024	379,732	376,895	379,732
Engage2Excel, Inc. (1)	Services	Term Loan	11.87% (S + 6.50%; 1.00% Floor)	7/1/2024	934,445	926,742	934,445

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Engage2Excel, Inc. (1)	Services	Term Loan	11.87% (S + 6.50%; 1.00% Floor)	7/1/2024	2,692,126	2,669,932	2,692,126
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(3,030)	—
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Revolver	10.85% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(9,215)	—
Enverus Holdings, Inc. (1) (5)	Software & Tech Services	Term Loan	10.85% (S + 5.50%; 0.75% Floor)	12/24/2029	8,798,198	8,674,747	8,798,198
EvolveIP, LLC	Digital Infrastructure & Services	Revolver	10.99% (S + 1.00%; 4.50% PIK; 1.00% Floor)	6/7/2025	586,390	571,864	495,089
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	10.99% (S + 1.00%; 1.00% Floor)	6/7/2025	6,553,566	6,537,031	5,533,176
EvolveIP, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.99% (S + 1.00%; 1.00% Floor)	6/7/2025	113,193	113,122	95,569
Exterro, Inc. (1) (4)	Software & Tech Services	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	6/1/2027	5,778,708	5,748,280	5,778,708
Exterro, Inc. (2) (6)	Software & Tech Services	Revolver	11.00% (S + 5.50%; 1.00% Floor)	6/1/2027	—	(19,090)	—
Exterro, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	6/1/2027	6,237,900	6,189,494	6,237,900
Exterro, Inc. (1)	Software & Tech Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	6/1/2027	2,791,800	2,775,146	2,791,800
Faithlife, LLC (1) (4)	Software & Tech Services	Delayed Draw Term Loan	10.94% (S + 5.50%; 1.00% Floor)	9/18/2025	702,870	699,365	702,870
Faithlife, LLC (1) (4)	Software & Tech Services	Term Loan	10.94% (S + 5.50%; 1.00% Floor)	9/18/2025	301,846	300,334	301,846
Faithlife, LLC (2) (6)	Software & Tech Services	Revolver	10.94% (S + 5.50%; 1.00% Floor)	9/18/2025	—	(1,385)	—
FH MD Buyer, Inc. (1) (5).	Healthcare	Term Loan	10.46% (S + 5.00%; 0.75% Floor)	7/22/2028	5,382,389	5,347,463	5,315,110
Firstdigital Communications LLC (2)	Digital Infrastructure & Services	Revolver	9.70% (S + 4.25%; 0.75% Floor)	12/17/2026	412,549	396,557	333,212
Firstdigital Communications LLC (3) (5)	Digital Infrastructure & Services	Term Loan	11.75% (S + 4.25%; 0.75% Floor)	12/17/2026	13,543,497	13,407,753	12,866,322
Foundation Risk Partners, Corp. (2) (6)	Financials	Revolver	10.59% (S + 5.25%; 0.75% Floor)	10/29/2029	—	(7,211)	(2,595)
Foundation Risk Partners, Corp. (1) (3) (5)	Financials	Term Loan	10.59% (S + 5.25%; 0.75% Floor)	10/29/2030	9,609,862	9,535,405	9,585,837
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	10.59% (S + 5.25%; 0.75% Floor)	10/29/2030	2,090,061	2,079,590	2,084,836
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	10.59% (S + 5.25%; 0.75% Floor)	10/29/2030	3,133,468	3,100,959	3,125,634
Foundation Risk Partners, Corp. (5)	Financials	Term Loan	10.59% (S + 5.25%; 0.75% Floor)	10/29/2030	775,392	767,584	773,454
Fullsteam Operations LLC (4) (5)	Software & Tech Services	Term Loan	13.74% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,222,230	7,423,938
Fullsteam Operations LLC (2) (3) (4) (5)	Software & Tech Services	Delayed Draw Term Loan	13.74% (S + 8.25%; 1.00% Floor)	11/27/2029	1,761,053	1,705,116	1,761,053
Fullsteam Operations LLC (2) (4)	Software & Tech Services	Delayed Draw Term Loan	13.74% (S + 8.25%; 1.00% Floor)	11/27/2029	611,200	588,628	611,200
Fullsteam Operations LLC (2) (6)	Software & Tech Services	Revolver	13.74% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(11,272)	—
Fullsteam Operations LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	13.74% (S + 7.00%; 1.00% Floor)	11/27/2029	—	(29,676)	(50,441)
Fullsteam Operations LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	13.74% (S + 7.00%; 1.00% Floor)	11/27/2029	—	(7,419)	(12,610)
Fusion Holding Corp (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.59% (S + 6.25%; 0.75% Floor)	9/14/2029	16,641,635	16,359,589	16,308,803

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Fusion Holding Corp (2)	Software & Tech Services	Revolver	11.59% (S + 6.25%; 0.75% Floor)	9/15/2027	344,798	324,629	317,214
Fusion Risk Management, Inc. (2) (6)	Software & Tech Services	Revolver	12.58% (S + 3.50%; 1.00% Floor)	5/22/2029	—	(13,810)	(10,501)
Fusion Risk Management, Inc. (3)	Software & Tech Services	Term Loan	12.58% (S + 3.50%; 3.75% PIK 1.00% Floor)	5/22/2029	7,271,149	7,156,052	7,180,260
G Treasury SS, LLC (2) (6)	Software & Tech Services	Revolver	11.34% (S + 6.00%; 1.00% Floor)	6/29/2029	—	(15,342)	(16,008)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.34% (S + 6.00%; 1.00% Floor)	6/29/2029	—	(15,342)	(18,294)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.34% (S + 6.00%; 1.00% Floor)	6/29/2029	—	(9,589)	(11,434)
G Treasury SS, LLC (1) (3)	Software & Tech Services	Term Loan	11.34% (S + 6.00%; 1.00% Floor)	6/29/2029	3,658,885	3,612,266	3,594,855
Galway Borrower, LLC (1) (5)	Financials	Term Loan	10.69% (S + 5.25%; 0.75% Floor)	9/29/2028	4,225,405	4,183,176	4,225,405
Galway Borrower, LLC (2)	Financials	Revolver	10.69% (S + 5.25%; 0.75% Floor)	9/29/2028	60,954	56,417	60,954
Galway Borrower, LLC (2) (6)	Financials	Delayed Draw Term Loan	10.69% (S + 5.00%; 0.75% Floor)	9/29/2028	—	(6,319)	—
GH Parent Holdings Inc. (2) (6)	Services	Delayed Draw Term Loan	0.50% (S + 5.50%; 1.00% Floor)	5/4/2027	—	(30,626)	(30,713)
GHA Buyer, Inc. (4)	Healthcare	Term Loan	10.84% (S + 5.50%; 1.00% Floor)	6/24/2026	2,027,461	2,008,344	1,997,049
GHA Buyer, Inc. (1) (4)	Healthcare	Term Loan	10.84% (S + 5.50%; 1.00% Floor)	6/24/2026	579,660	570,846	570,965
GHA Buyer, Inc. (3) (4)	Healthcare	Term Loan	10.84% (S + 5.50%; 1.00% Floor)	6/24/2026	5,547,440	5,512,113	5,464,228
GHA Buyer, Inc. (4)	Healthcare	Delayed Draw Term Loan	10.84% (S + 5.50%; 1.00% Floor)	6/24/2026	840,642	833,901	828,033
GHA Buyer, Inc. (2) (6)	Healthcare	Revolver	10.84% (S + 5.50%; 1.00% Floor)	6/24/2026	—	(6,458)	(14,266)
GHA Buyer, Inc. (1)	Healthcare	Term Loan	10.84% (S + 5.50%; 1.00% Floor)	6/24/2026	752,631	748,262	741,341
GHA Buyer, Inc. (3)	Healthcare	Term Loan	10.84% (S + 5.50%; 1.00% Floor)	6/24/2026	4,803,670	4,770,405	4,731,615
Greenhouse Software, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.59% (S + 6.25%; 1.00% Floor)	9/1/2028	14,507,975	14,252,488	14,507,975
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	11.59% (S + 6.25%; 1.00% Floor)	9/1/2028	—	(12,626)	—
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	11.59% (S + 6.25%; 1.00% Floor)	9/1/2028	—	(10,637)	—
Greenhouse Software, Inc. (3)	Software & Tech Services	Term Loan	11.59% (S + 6.25%; 1.00% Floor)	9/1/2028	12,376,845	12,248,926	12,376,845
Greenlight Intermediate II, Inc. (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.99% (S + 5.50%; 0.75% Floor)	6/1/2028	2,549,572	2,435,808	2,549,572
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	10.99% (S + 5.50%; 0.75% Floor)	6/1/2028	5,331,605	5,257,425	5,304,947
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.99% (S + 5.50%; 0.75% Floor)	6/1/2028	6,702,083	6,608,807	6,668,573
Gryphon-Redwood Acquisition LLC (4)	Software & Tech Services	Delayed Draw Term Loan	15.35% (S + 4.00%; 6.00% PIK; 1.00% Floor)	9/16/2028	1,627,015	1,575,789	1,598,542
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	15.30% (S + 4.00%; 6.00% PIK; 1.00% Floor)	9/16/2028	3,769,766	3,727,749	3,703,795
GS AcquisitionCo, Inc. (2)	Software & Tech Services	Revolver	10.59% (S + 5.25%; 1.00% Floor)	5/25/2028	93,443	89,530	89,939

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
GS AcquisitionCo, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.59% (S + 5.25%; 0.75% Floor)	5/25/2028	52,015	49,725	47,133
GS AcquisitionCo, Inc .(1) (3) (5)	Software & Tech Services	Term Loan	10.59% (S + 5.25%; 1.00% Floor)	5/25/2028	9,332,838	9,297,418	9,286,174
Heartland PPC Buyer LLC (2) (4)	Services	Delayed Draw Term Loan	11.09% (S + 5.75%; 0.75% Floor)	12/12/2029	411,869	392,934	411,869
Heartland PPC Buyer LLC (1) (4) (5)	Services	Term Loan	11.09% (S + 5.75%; 0.75% Floor)	12/12/2029	5,637,632	5,533,667	5,581,256
Heartland PPC Buyer LLC (2) (8)	Services	Revolver	11.09% (S + 5.75%; 0.75% Floor)	12/12/2029	282,588	261,967	271,284
Higginbotham Insurance Agency, Inc. (1) (5)	Financials	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	11/24/2028	3,289,991	3,274,265	3,289,991
Higginbotham Insurance Agency, Inc. (1) (3) (5)	Financials	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	11/24/2028	7,921,407	7,870,481	7,921,407
Hirevue, Inc. (4) (5)	Software & Tech Services	Term Loan	12.58% (S + 7.25%; 1.00% Floor)	5/3/2029	12,869,572	12,592,478	12,773,051
Hirevue, Inc. (2)	Software & Tech Services	Revolver	12.59% (S + 7.25%; 1.00% Floor)	5/3/2029	211,651	178,131	199,305
Honor HN Buyer, Inc. (4) (5)	Healthcare	Delayed Draw Term Loan	11.24% (S + 5.75%; 1.00% Floor)	10/15/2027	1,629,742	1,611,488	1,629,742
Honor HN Buyer, Inc (2) (4)	Healthcare	Delayed Draw Term Loan	11.24% (S + 5.75%; 1.00% Floor)	10/15/2027	1,796,948	1,769,349	1,796,948
Honor HN Buyer, Inc (2)	Healthcare	Delayed Draw Term Loan	11.24% (S + 5.75%; 1.00% Floor)	10/15/2027	2,430,257	2,356,572	2,430,257
Honor HN Buyer, Inc (2)	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	34,624	38,012
Honor HN Buyer, Inc (1) (5)	Healthcare	Term Loan	11.24% (S + 5.75%; 1.00% Floor)	10/15/2027	2,577,212	2,548,395	2,577,212
Iodine Software, LLC (2) (6)	Software & Tech Services	Revolver	10.60% (S + 5.25%; 1.00% Floor)	5/19/2027	—	(10,692)	—
Iodine Software, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.60% (S + 5.25%; 1.00% Floor)	5/19/2027	—	(27,306)	—
Iodine Software, LLC (1) (5)	Software & Tech Services	Term Loan	10.60% (S + 5.25%; 1.00% Floor)	5/19/2027	5,201,132	5,150,104	5,201,132
Iodine Software, LLC (3) (5)	Software & Tech Services	Delayed Draw Term Loan	10.60% (S + 5.25%; 1.00% Floor)	5/19/2027	7,835,357	7,758,109	7,835,357
JS Parent Inc (4)	Software & Tech Services	Term Loan	10.33% (S + 5.00%; 0.75% Floor)	4/24/2031	5,459,661	5,432,858	5,432,363
JS Parent Inc (2) (6)	Software & Tech Services	Revolver	10.33% (S + 5.00%; 0.75% Floor)	4/24/2031	—	(2,575)	(2,642)
Kalkomey Borrower LLC (1) (4)	Services	Term Loan	10.60% (S + 5.25%; 1.00% Floor)	6/18/2031	9,154,683	9,017,487	9,017,362
Kalkomey Borrower LLC (2) (6)	Services	Revolver	10.60% (S + 5.25%; 1.00% Floor)	6/18/2031	—	(21,880)	(21,971)
Kalkomey Borrower LLC (2) (6)	Services	Delayed Draw Term Loan	10.60% (S + 5.25%; 1.00% Floor)	6/18/2031	—	(13,675)	(13,732)
Kaseya Inc. (1) (4) (5)	Software & Tech Services	Term Loan	10.83% (S + 5.50%; 0.75% Floor)	6/25/2029	10,731,047	10,617,797	10,731,047
Kaseya Inc. (2)	Software & Tech Services	Revolver	10.84% (S + 5.50%; 0.75% Floor)	6/25/2029	160,904	157,479	160,904
Kaseya Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.83% (S + 5.50%; 0.75% Floor)	6/25/2029	71,267	63,971	71,267
Krispy Krunchy Foods, L.L.C (5)	Consumer Non-Cyclical	Term Loan	9.95% (S + 4.50%; 1.00% Floor)	11/17/2027	7,897,253	7,806,844	7,897,253
Lotus HPI Buyer Inc (1) (4) (5)	Healthcare	Term Loan	11.37% (S + 6.25%; 1.00% Floor)	1/21/2030	12,528,071	12,231,865	12,340,150
Lotus HPI Buyer Inc (2) (6)	Healthcare	Revolver	11.37% (S + 6.25%; 1.00% Floor)	1/21/2030	—	(43,668)	(28,259)
Lotus HPI Buyer Inc (2) (6)	Healthcare	Delayed Draw Term Loan	11.37% (S + 6.25%; 1.00% Floor)	1/21/2030	—	(43,691)	(9,420)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Mastery Acquisition Corp. (2) (6)	Software & Tech Services	Revolver	10.59% (S + 5.25%; 1.00% Floor)	9/7/2029	—	(5,304)	—
Mastery Acquisition Corp. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.59% (S + 5.25%; 1.00% Floor)	9/7/2029	—	(17,513)	—
Mastery Acquisition Corp. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.59% (S + 5.25%; 1.00% Floor)	9/7/2029	—	(5,838)	—
Mastery Acquisition Corp. (1) (5)	Software & Tech Services	Term Loan	10.59% (S + 5.25%; 1.00% Floor)	9/7/2029	6,665,877	6,607,135	6,665,877
Mathnasium LLC (2)	Consumer Non-Cyclical	Revolver	10.50% (S + 5.00%; 0.75% Floor)	11/15/2027	348,173	340,648	348,173
Mathnasium LLC (1) (5)	Consumer Non-Cyclical	Term Loan	10.50% (S + 5.00%; 0.75% Floor)	11/15/2027	5,317,798	5,256,879	5,317,798
Mavenlink, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.73% (S; 6.25% PIK; 0.75% Floor)	6/3/2027	15,750,151	15,516,491	15,435,148
Mavenlink, Inc.(2)	Software & Tech Services	Revolver	11.73% (S; 6.25% PIK; 0.75% Floor)	6/3/2027	1,493,450	1,473,732	1,456,422
MBS Holdings, Inc. (4)	Digital Infrastructure & Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	4/16/2027	833,112	813,621	833,112
MBS Holdings, Inc. (1) (3) (4) (5)	Digital Infrastructure & Services	Term Loan	11.20% (S + 5.75%; 1.00% Floor)	4/16/2027	10,205,397	10,106,197	10,154,370
MBS Holdings, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	11.20% (S + 5.75%; 1.00% Floor)	4/16/2027	—	(9,269)	(4,871)
MBS Holdings, Inc. (5)	Digital Infrastructure & Services	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	4/16/2027	783,200	765,045	783,200
Medbridge Holdings, LLC (2) (6)	Software & Tech Services	Revolver	9.95% (S + 4.50%; 1.00% Floor)	12/23/2026	—	(11,560)	(10,322)
Medbridge Holdings, LLC (1)	Software & Tech Services	Term Loan	9.95% (S + 4.50%; 1.00% Floor)	12/23/2026	971,920	961,207	964,631
Medbridge Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	9.95% (S + 4.50%; 1.00% Floor)	12/23/2026	15,329,452	15,195,904	15,214,481
Medical Management Resource Group, LLC (2)	Healthcare	Revolver	11.44% (S + 6.00%; 0.75% Floor)	9/30/2026	177,192	174,284	167,700
Medical Management Resource Group, LLC (1)	Healthcare	Delayed Draw Term Loan	11.44% (S + 6.00%; 0.75% Floor)	9/30/2027	1,550,434	1,520,564	1,503,921
Medical Management Resource Group, LLC (5)	Healthcare	Term Loan	11.44% (S + 6.00%; 0.75% Floor)	9/30/2027	3,754,106	3,712,640	3,641,483
Medsuite Purchaser, LLC (2)	Healthcare	Delayed Draw Term Loan	10.45% (S + 5.00%; 1.00% Floor)	10/22/2026	622,518	587,903	601,158
Medsuite Purchaser, LLC (2) (6)	Healthcare	Revolver	10.45% (S + 5.00%; 1.00% Floor)	10/22/2026	—	(4,800)	(8,505)
Medsuite Purchaser, LLC (1) (5)	Healthcare	Term Loan	10.45% (S + 5.00%; 1.00% Floor)	10/22/2026	7,773,709	7,697,186	7,676,537
MMP Intermediate, LLC (4)	Consumer Non-Cyclical	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	2/15/2029	2,018,660	1,981,133	2,003,521
MMP Intermediate, LLC (2) (6)	Consumer Non-Cyclical	Revolver	11.71% (S + 6.25%; 1.00% Floor)	2/15/2029	—	(5,915)	(4,147)
MMP Intermediate, LL C(1) (5)	Consumer Non-Cyclical	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	2/15/2029	7,905,817	7,815,294	7,846,523
Moon Buyer, Inc. (1) (3) (4) (5)	Software & Tech Services	Term Loan	10.19% (S + 4.75%; 1.00% Floor)	4/21/2027	6,208,835	6,163,990	6,208,835
Moon Buyer, Inc. (2)	Software & Tech Services	Revolver	10.19% (S + 4.75%; 1.00% Floor)	4/21/2027	640,086	631,674	640,086
Moon Buyer, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.19% (S + 4.75%; 1.00% Floor)	4/21/2027	573,168	570,854	573,168

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
MSM Acquisitions, Inc. (1) (3) (4) (5)	Services	Term Loan	11.35% (S + 6.00%; 5.00% PIK; 1.00% Floor)	12/9/2026	8,294,308	8,230,008	7,527,085
MSM Acquisitions, Inc. (2)	Services	Revolver	11.35% (S + 6.00%; 1.00% Floor)	12/9/2026	1,099,489	1,062,993	983,621
MSM Acquisitions, Inc. (5)	Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 5.00% PIK; 1.00% Floor)	12/9/2026	371,968	370,117	337,561
MSM Acquisitions, Inc. (5)	Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 5.00% PIK; 1.00% Floor)	12/9/2026	3,034,997	3,006,790	2,754,260
MSP Global Holdings,Inc. (1) (4)	Digital Infrastructure & Services	Term Loan	11.04% (S + 5.50%; 1.00% Floor)	4/9/2029	8,775,247	8,605,798	8,621,680
MSP Global Holdings, Inc. (2)	Digital Infrastructure & Services	Revolver	11.03% (S + 5.50%; 1.00% Floor)	4/9/2029	663,229	637,534	631,460
MSP Global Holdings,Inc (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.04% (S + 5.50%; 1.00% Floor)	4/9/2029	—	(23,181)	(21,207)
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Term Loan	11.08% (S + 5.50%; 1.00% Floor)	4/9/2029	7,752,148	7,677,017	7,616,485
MSP Global Holdings, Inc. (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor)	4/9/2029	605,534	597,248	594,937
Mykaarma Acquisition LLC (2) (6)	Software & Tech Services	Revolver	8.53% (S + 3.00%; 3.75% PIK; 1.00% Floor)	3/21/2028	—	(7,441)	—
Mykaarma Acquisition LLC (3) (5)	Software & Tech Services	Term Loan	8.53% (S + 3.00%; 3.75% PIK; 1.00% Floor)	3/21/2028	6,435,383	6,355,848	6,435,383
Navigate360, LLC (4)	Software & Tech Services	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	3/17/2027	1,075,148	1,060,454	1,056,333
Navigate360, LLC (4) (5)	Software & Tech Services	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	3/17/2027	2,231,723	2,201,994	2,192,668
Navigate360, LLC (2)	Software & Tech Services	Revolver	11.44% (S + 6.00%; 1.00% Floor)	3/17/2027	422,965	416,266	412,391
Navigate360, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.43% (S + 6.00%; 1.00% Floor)	3/17/2027	—	(13,708)	(35,629)
Navigate360, LLC (3)	Software & Tech Services	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	3/17/2027	4,134,479	4,086,324	4,062,126
Navigate360, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.44% (S + 6.00%; 1.00% Floor)	3/17/2027	1,780,983	1,766,953	1,749,816
Netwrix Corporation And Concept Searching Inc. (1)(4) (5)	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 0.75% Floor)	6/11/2029	12,485,918	12,468,801	12,485,918
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Revolver	10.35% (S + 5.00%; 0.75% Floor)	6/11/2029	—	(1,814)	—
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Delayed Draw Term Loan	10.35% (S + 5.00%; 0.75% Floor)	6/11/2029	—	—	—
Netwrix Corporation And Concept Searching Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.60% (S + 5.25%; 0.75% Floor)	6/11/2029	29,797	14,874	29,797
Next Holdco, LLC (1) (4) (5)	Software & Tech Services	Term Loan	11.33% (S + 6.00%; 0.75% Floor)	11/12/2030	9,261,900	9,131,663	9,238,745
Next Holdco, LLC (2) (6)	Software & Tech Services	Revolver	11.33% (S + 6.00%; 0.75% Floor)	11/9/2029	—	(11,999)	(2,234)
Next Holdco, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.33% (S + 6.00%; 0.75% Floor)	11/12/2030	—	(16,251)	(5,952)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
NI Topco, Inc (3) (4) (5)	Digital Infrastructure & Services	Term Loan	10.94% (S + 5.50%; 0.75% Floor)	12/28/2028	7,015,626	6,913,280	7,015,626
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.94% (S + 5.50%; 0.75% Floor)	12/28/2028	1,212,002	1,192,802	1,212,002
Pace Health Companies, LLC (4)	Healthcare	Term Loan	11.99% (S + 6.50%; 1.00% Floor)	8/3/2026	1,376,118	1,363,044	1,376,118
Pace Health Companies, LLC (2) (6)	Healthcare	Revolver	6.75% (S + 6.25%; 1.00% Floor)	8/3/2026	—	(122)	—
Pace Health Companies, LLC (2)	Healthcare	Delayed Draw Term Loan	10.99% (S + 6.50%; 1.00% Floor)	8/3/2026	194,144	184,155	194,144
Pace Health Companies, LLC (1)	Healthcare	Term Loan	11.74% (S + 6.25%; 1.00% Floor)	8/3/2026	5,061,202	5,060,093	5,061,202
PDI TA Holdings, Inc. (3) (4)	Software & Tech Services	Term Loan	10.83% (S + 5.25%; 0.75% Floor)	2/3/2031	8,318,357	8,239,692	8,297,561
PDI TA Holdings, Inc. (2) (6)	Software & Tech Services	Revolver	10.83% (S + 5.25%; 0.75% Floor)	2/3/2031	—	(8,895)	(2,359)
PDI TA Holdings, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.6% (S + 5.25%; 0.75% Floor)	2/3/2031	996,514	981,653	988,630
Penn TRGRP Holdings, LLC (2) (6)	Software & Tech Services	Revolver	13.05% (S + 1.75%; 6.00% PIK; 0.75% Floor)	9/27/2030	—	(18,873)	—
Penn TRGRP Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	13.05% (S + 1.75%; 6.00% PIK; 0.75% Floor)	9/27/2030	7,169,424	7,046,645	7,169,424
Peter C. Foy & Associates Insurance Services, LLC (1) (3)	Financials	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	11/1/2028	5,839,943	5,802,516	5,796,144
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	10.85% (S + 5.50%; 0.75% Floor)	11/1/2028	494,695	489,583	490,985
Peter C. Foy & Associates Insurance Services, LLC (3)	Financials	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	11/1/2028	1,237,916	1,223,487	1,228,632
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	7/11/2025	115,337	114,135	115,337
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	7/11/2025	233,077	230,648	233,077
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	7/11/2025	1,940,302	1,936,361	1,940,302
Pharmalogic Holdings Corp. (1) (4) (5)	Healthcare	Term Loan	10.34% (S + 5.00%; 1.00% Floor)	6/20/2030	23,800,816	23,443,804	23,443,804
Pharmalogic Holdings Corp. (2) (6)	Healthcare	Delayed Draw Term Loan	10.34% (S + 5.00%; 1.00% Floor)	6/20/2030	—	(60,093)	(60,306)
Pieper Memorial, LLC (4) (5)	Healthcare	Term Loan	11.18% (S + 5.75%; 1.00% Floor)	11/2/2027	2,061,951	2,027,711	2,061,951
Pieper Memorial, LLC (1) (2) (5)	Healthcare	Delayed Draw Term Loan	11.18% (S + 5.75%; 1.00% Floor)	11/2/2027	2,965,717	2,906,230	2,965,717
Ping Identity Corporation (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,800,164	12,033,445
Ping Identity Corporation (2) (6)	Software & Tech Services	Revolver	12.35% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(21,806)	—
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	11.18% (S + 5.75%; 0.75% Floor)	12/8/2028	644,989	639,708	580,490
Pinnacle Dermatology Management, LLC (2) (8)	Healthcare	Revolver	11.5% (S + 4.00%; 0.75% Floor)	12/8/2026	499,289	492,502	492,568
Pinnacle Dermatology Management, LLC (1) (3) (5)	Healthcare	Term Loan	11.19% (S + 5.75%; 0.75% Floor)	12/8/2028	5,523,962	5,438,873	4,971,565
Pinnacle Treatment Centers, Inc. (4)	Healthcare	Term Loan	10.85% (S + 5.50%; 1.00% Floor)	1/4/2027	382,564	378,739	378,739

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Treatment Centers, Inc. (3) (4) (5)	Healthcare	Term Loan	11.93% (S + 5.50%; 1.00% Floor)	1/4/2027	5,137,098	5,117,048	5,085,727
Pinnacle Treatment Centers, Inc. (2) (6)	Healthcare	Revolver	11.94% (S + 5.50%; 1.00% Floor)	1/4/2027	—	(3,973)	(6,151)
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	10.85% (S + 5.50%; 1.00% Floor)	1/4/2027	282,480	279,271	279,655
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	11.93% (S + 5.50%; 1.00% Floor)	1/4/2027	145,697	144,996	144,240
Pinnacle Treatment Centers, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.85% (S + 5.50%; 1.00% Floor)	1/4/2027	338,362	337,626	334,979
Priority Ondemand Midco 2,L.P (2)	Healthcare	Delayed Draw Term Loan	10.79% (S + 5.25%; 1.00% Floor)	7/17/2028	118,213	101,293	118,213
Priority Ondemand Midco 2,L.P (1) (5)	Healthcare	Term Loan	10.79% (S + 5.25%; 1.00% Floor)	7/17/2028	7,503,614	7,413,491	7,503,614
Race Finco LLC (2) (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.45% (S + 7.00%; 1.00% Floor)	1/9/2028	1,829,394	1,770,700	1,801,954
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Revolver	12.44% (S + 7.00%; 1.00% Floor)	1/10/2028	—	(13,061)	(13,720)
Race Finco LLC (3) (5)	Digital Infrastructure & Services	Term Loan	12.44% (S + 7.00%; 1.00% Floor)	1/9/2028	4,878,384	4,773,912	4,768,621
Ranger Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.69% (S + 5.25%; 0.75% Floor)	11/18/2027	—	(13,873)	(2,998)
Ranger Buyer, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.70% (S + 5.25%; 0.75% Floor)	11/17/2028	14,066,997	13,874,543	14,031,830
RCP Encore Acquisition, Inc. (7)	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	6/7/2025	2,861,633	2,793,661	28,616
Redwood Family Care Network, Inc. (1) (3) (4) (5)	Healthcare	Term Loan	10.99% (S + 5.50%; 1.00% Floor)	6/18/2026	7,751,205	7,678,200	7,673,693
Redwood Family Care Network, Inc. (2) (6)	Healthcare	Revolver	10.98% (S + 5.50%; 1.00% Floor)	6/18/2026	—	(4,732)	(5,887)
Redwood Family Care Network, Inc. (1) (3) (5)	Healthcare	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	6/18/2026	4,303,562	4,215,374	4,260,526
Redwood Family Care Network, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	10.99% (S + 5.50%; 1.00% Floor)	6/18/2026	5,741,492	5,695,325	5,684,077
Rep Tec Intermediate Holdings,Inc., (4)	Business Services	Term Loan	10.84% (S + 5.50%; 1.00% Floor)	12/1/2027	426,073	418,068	426,073
Rep Tec Intermediate Holdings, Inc. (2) (6)	Business Services	Revolver	10.84% (S + 5.50%; 1.00% Floor)	12/1/2027	—	(7,755)	—
Rep Tec Intermediate Holdings, Inc. (1) (3) (5)	Business Services	Term Loan	10.84% (S + 5.50%; 1.00% Floor)	12/1/2027	11,546,279	11,485,921	11,546,279
Sako and Partners Lower Holdings LLC (1) (3) (4) (5)	Services	Term Loan	11.49% (S + 6.00%; 1.00% Floor)	9/15/2028	14,691,518	14,376,533	14,691,518
Sako and Partners Lower Holdings LLC (2) (6)	Services	Revolver	11.49% (S + 6.00%; 1.00% Floor)	9/15/2028	—	(26,498)	—
Sako and Partners Lower Holdings LLC (2) (6)	Services	Delayed Draw Term Loan	11.49% (S + 6.00%; 1.00% Floor)	9/15/2028	—	(35,467)	—
Sako and Partners Lower Holdings LLC (1) (5)	Services	Delayed Draw Term Loan	11.49% (S + 6.00%; 1.00% Floor)	9/15/2028	3,514,316	3,440,953	3,514,316
Sako and Partners Lower Holdings LLC (5)	Services	Term Loan	11.49% (S + 5.50%; 1.00% Floor)	9/15/2028	1,691,290	1,660,299	1,691,290
Salisbury House, LLC (4)	Healthcare	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/30/2025	989,305	977,785	989,305
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/30/2025	571,716	564,931	571,716
Salisbury House, LLC (2) (6)	Healthcare	Revolver	11.23% (S + 5.75%; 1.00% Floor)	8/30/2025	—	(4,831)	—

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Salisbury House, LLC (2)	Healthcare	Delayed Draw Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/29/2025	497,292	474,621	497,292
Salisbury House, LLC (1)	Healthcare	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/29/2025	432,368	426,758	432,368
Salisbury House, LLC (1)	Healthcare	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/30/2025	1,218,916	1,209,475	1,218,916
Salisbury House, LLC (1) (5)	Healthcare	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/30/2025	3,934,410	3,907,555	3,934,410
Salisbury House, LLC (1)	Healthcare	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/30/2025	1,119,870	1,114,740	1,119,870
Sandstone Care Holdings, LLC (2) (5)	Healthcare	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	6/28/2028	452,219	441,202	452,219
Sandstone Care Holdings, LLC (2)	Healthcare	Revolver	10.94% (S + 5.50%; 1.00% Floor)	6/28/2028	400,467	389,240	400,467
Sandstone Care Holdings, LLC (1) (3)	Healthcare	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	6/28/2028	4,617,153	4,547,030	4,617,153
Sauce Labs, Inc. (2) (3)	Software & Tech Services	Delayed Draw Term Loan	10.93% (S + 5.50%; 0.50% PIK; 1.00% Floor)	8/16/2027	593,125	574,435	557,594
Sauce Labs, Inc. (2) (6)	Software & Tech Services	Revolver	11.43% (S + 5.50%; 1.00% Floor)	8/16/2027	—	(13,624)	(32,046)
Sauce Labs, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	11.43% (S + 5.50%; 0.50% PIK; 1.00% Floor)	8/16/2027	1,939,619	1,919,176	1,891,129
Sauce Labs, Inc. (3)	Software & Tech Services	Term Loan	11.43% (S + 5.50%; 0.50% PIK; 1.00% Floor)	8/16/2027	7,560,611	7,467,625	7,371,596
Saviynt, Inc. (2) (3) (4)	Software & Tech Services	Delayed Draw Term Loan	12.94% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	3,761,634	3,639,000	3,653,119
Saviynt, Inc. (2) (6)	Software & Tech Services	Revolver	12.94% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	—	(10,722)	(10,671)
Saviynt, Inc. (1) (3)	Software & Tech Services	Term Loan	12.94% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	19,304,727	18,964,518	18,966,894
SCA Buyer, LLC (4) (5)	Healthcare	Term Loan	12.09% (S + 6.50%; 1.00% Floor)	1/20/2027	4,025,917	4,000,625	3,593,131
SCA Buyer, LLC (2)	Healthcare	Revolver	12.06% (S + 6.50%; 1.00% Floor)	1/20/2027	233,395	230,301	164,181
SDC Atlas Acquistionco, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	8/25/2028	10,715,390	10,542,468	10,635,025
SDC Atlas Acquistionco, LLC (1) (2) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	8.96% (S + 5.50%; 0.75% Floor)	8/25/2028	1,495,171	1,344,240	1,425,085
SDC Atlas Acquistionco, LLC (2) (6)	Digital Infrastructure & Services	Revolver	10.95% (S + 5.50%; 0.75% Floor)	8/25/2028	—	(10,042)	(4,672)
Securonix, Inc. (2) (6)	Software & Tech Services	Revolver	12.31% (S + 7.00%; 0.75% Floor)	4/5/2028	34,660	17,531	(219,166)
Securonix, Inc. (1) (3)	Software & Tech Services	Term Loan	12.31% (S + 7.00%; 0.75% Floor)	4/5/2028	8,546,314	8,451,108	7,136,172
Serrano Parent, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.83% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,748,601	20,783,327
Serrano Parent, LLC (2) (6)	Software & Tech Services	Revolver	11.83% (S + 6.50%; 1.00% Floor)	5/13/2030	—	(44,016)	(41,720)
Single Digits, Inc. (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.84% (S + 4.25%; 3.00% PIK; 1.00% Floor)	6/19/2026	625,701	623,501	497,432

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Single Digits, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	12.84% (S + 4.25%; 3.00% PIK; 1.00% Floor)	6/19/2026	—	(1,130)	(85,310)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	12.84% (S + 4.25%; 3.00% PIK; 1.00% Floor)	6/19/2026	2,928,824	2,917,011	2,328,415
Sirsi Corporation (2) (6)	Software & Tech Services	Revolver	11.70% (S + 6.25%; 1.00% Floor)	3/15/2025	—	(1,018)	—
Sirsi Corporation (1) (5)	Software & Tech Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	3/15/2025	6,018,017	6,006,826	6,018,017
SIS Purchaser, Inc. (2) (6)	Software & Tech Services	Revolver	10.95% (S + 5.50%; 1.00% Floor)	10/15/2026	—	(7,918)	—
SIS Purchaser, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	10/15/2026	11,747,490	11,662,522	11,747,490
SIS Purchaser, Inc. (5)	Software & Tech Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	10/15/2026	2,248,927	2,231,219	2,248,927
Smile Brands, Inc. (2) (8)	Healthcare	Revolver	10.93% (S + 4.50%; 1.00% PIK; 0.75% Floor)	10/12/2027	109,408	92,641	87,027
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	10.93% (S + 4.50%; 1.00% PIK; 0.75% Floor)	10/12/2027	478,588	474,942	436,711
Smile Brands, Inc. (1)	Healthcare	Term Loan	10.93% (S + 4.50%; 1.00% PIK; 0.75% Floor)	10/12/2027	1,574,569	1,565,532	1,436,794
Soladoc, LLC (2) (6)	Software & Tech Services	Revolver	10.42% (S + 5.00%; 0.75% Floor)	6/12/2028	—	(7,851)	(20,612)
Soladoc, LLC (1) (3)	Software & Tech Services	Term Loan	10.42% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,810,631	5,683,102
Spark DSO LLC (1) (3) (4)	Healthcare	Term Loan	13.21% (S + 2.15%; 5.75% PIK; 1.00% Floor)	4/19/2026	6,730,485	6,687,589	6,579,049
Spark DSO LLC (2)	Healthcare	Revolver	13.21% (S + 2.15%; 5.75% PIK; 1.00% Floor)	4/20/2026	260,105	254,678	241,415
Stratus Networks, Inc. (2) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	12/15/2027	2,838,280	2,798,213	2,768,973
Stratus Networks, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	10.95% (S + 5.50%; 1.00% Floor)	12/15/2027	—	(11,637)	(22,277)
Stratus Networks, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	12/15/2027	7,920,781	7,821,898	7,742,564
SugarCRM, Inc. (2) (6)	Software & Tech Services	Revolver	11.43% (S + 5.00%; 1.00% Floor)	7/30/2027	—	(83)	(5,429)
SugarCRM Inc. (1)	Software & Tech Services	Term Loan	10.45% (S + 5.00%; 1.00% Floor)	7/31/2027	566,197	555,254	556,289
SugarCRM, Inc. (1) (3)	Software & Tech Services	Term Loan	10.45% (S + 5.00%; 1.00% Floor)	7/30/2027	4,268,824	4,267,335	4,194,120
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.68% (S + 6.25%; 1.00% Floor)	7/2/2027	3,547,253	3,510,975	3,547,253
Sundance Group Holdings, Inc. (4)	Software & Tech Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	7/2/2027	463,790	454,553	463,790
Sundance Group Holdings, Inc. (2)	Software & Tech Services	Revolver	11.68% (S + 6.25%; 1.00% Floor)	7/2/2027	851,341	836,689	851,341
Sundance Group Holdings, Inc. (1) (5)	Software & Tech Services	Term Loan	11.68% (S + 6.25%; 1.00% Floor)	7/2/2027	11,824,177	11,703,238	11,824,177
Sysnet North America, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.49% (S + 6.00%; 1.00% Floor)	12/1/2026	8,726,571	8,673,425	8,726,571
TBG Food Acquisition Corp (1) (4)	Consumer Non-Cyclical	Term Loan	9.71% (S + 4.25%; 0.75% Floor)	12/24/2027	6,435,635	6,396,061	6,403,457
TBG Food Acquisition Corp	Consumer Non-Cyclical	Delayed Draw Term Loan	9.71% (S + 4.25%; 0.75% Floor)	12/24/2027	262,706	261,132	261,392

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
TBG Food Acquisition Corp (2) (6)	Consumer Non-Cyclical	Revolver	9.71% (S + 4.25%; 0.75% Floor)	12/24/2027	—	(1,559)	(1,320)
Telcor Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	9.68% (S + 4.25%, 1.00% Floor)	8/20/2027	—	(2,322)	(727)
Telcor Buyer, Inc. (1) (5)	Software & Tech Services	Term Loan	9.68% (S + 4.25%; 1.00% Floor)	8/20/2027	7,486,999	7,427,124	7,468,281
Telesoft Holdings, LLC (2)	Software & Tech Services	Revolver	11.20% (S + 5.75%; 1.00% Floor)	12/16/2026	109,426	106,077	106,441
Telesoft Holdings, LLC (3) (5)	Software & Tech Services	Term Loan	11.20% (S + 5.75%; 1.00% Floor)	12/16/2026	5,714,996	5,682,088	5,686,421
The Center for Orthopedic and Research Excellence, Inc. (4) (5)	Healthcare	Delayed Draw Term Loan	11.73% (S + 6.25%; 1.00% Floor)	8/15/2025	1,708,993	1,700,651	1,704,720
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare	Revolver	11.73% (S + 6.25%; 1.00% Floor)	8/15/2025	336,634	334,229	334,908
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare	Delayed Draw Term Loan	11.75% (S + 6.25%; 1.00% Floor)	8/15/2025	1,696,803	1,686,536	1,692,561
The Center for Orthopedic and Research Excellence, Inc. (1) (3)	Healthcare	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	8/15/2025	4,768,555	4,750,277	4,756,634
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.73% (S + 6.25%; 1.00% Floor)	8/15/2025	1,124,156	1,122,263	1,121,345
The Center for Orthopedic and Research Excellence, Inc. (5)	Healthcare	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	8/15/2025	3,183,603	3,164,045	3,175,644
Thrive Buyer, Inc. (4)	Digital Infrastructure & Services	Term Loan	12.% (S + 6.50%; 1.00% Floor)	1/22/2027	1,192,329	1,165,034	1,192,329
Thrive Buyer, Inc. (2)	Digital Infrastructure & Services	Revolver	13.50% (S + 6.00%; 1.00% Floor)	1 /22/2027	369,907	359,625	369,907
Thrive Buyer, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.49% (S + 6.00%; 1.00% Floor)	1/22/2027	11,585,943	11,481,851	11,585,943
Thrive Buyer, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.49% (S + 6.00%; 1.00% Floor)	1/22/2027	8,132,469	8,053,855	8,132,469
Towerco IV Holdings, LLC (1) (2) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.45% (S + 4.00%; 1.00% Floor)	8/31/2028	18,701,774	18,618,119	18,701,774
Transtelco Holding, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.85% (S + 6.25%; 0.50% Floor)	3/26/2026	4,613,481	4,599,841	4,613,481
Transtelco Holding, Inc (1) (3)	Digital Infrastructure & Services	Term Loan	10.85% (S + 5.50%; 1.00% Floor)	3/26/2026	8,503,727	8,378,566	8,503,727
Transtelco Holding, Inc. (5)	Digital Infrastructure & Services	Term Loan	11.35% (S + 5.75%; 0.50% Floor)	3/26/2026	4,613,481	4,599,395	4,601,948
Unanet, Inc. (2) (4)	Software & Tech Services	Delayed Draw Term Loan	11.22% (S + 6.00%; 0.75% Floor)	12/8/2028	1,547,761	1,507,867	1,538,285
Unanet, Inc. (2)	Software & Tech Services	Revolver	11.33% (S + 6.00%; 0.75% Floor)	12/8/2028	189,522	170,624	180,045
Unanet, Inc. (3) (5)	Software & Tech Services	Term Loan	11.16% (S + 6.00%; 0.75% Floor)	12/8/2028	12,003,044	11,823,374	11,913,021

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Ungerboeck Systems International, LLC (4)	Software & Tech Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	4/30/2027	305,156	300,792	302,105
Ungerboeck Systems International, LLC (2) (6)	Software & Tech Services	Revolver	11.70% (S + 6.25%; 1.00% Floor)	4/30/2027	—	(1,990)	(2,294)
Ungerboeck Systems International, LLC (1) (3)	Software & Tech Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	4/30/2027	2,717,277	2,697,363	2,690,104
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	11.70% (S + 6.25%; 1.00% Floor)	4/30/2027	322,391	320,026	319,167
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.70% (S + 6.25%; 1.00% Floor)	4/30/2027	690,794	690,794	683,886
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	4/30/2027	136,383	134,730	135,019
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	4/30/2027	263,748	258,495	261,111
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	11.70% (S + 6.25%; 1.00% Floor)	4/30/2027	477,340	474,152	472,566
Vectra AI, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.68% (S + 6.25%; 1.00% Floor)	3/1/2028	5,552,870	5,485,468	5,469,577
Vectra AI, Inc. (2) (6)	Software & Tech Services	Revolver	11.68% (S + 6.25%; 1.00% Floor)	3/1/2028	—	(2,020)	(3,491)
Vectra AI, Inc. (1)	Software & Tech Services	Delayed Draw Term Loan	11.68% (S + 6.25%; 1.00% Floor)	3/1/2028	1,163,793	1,150,654	1,146,336
Vehlo Purchaser, LLC (4)	Software & Tech Services	Term Loan	10.59% (S + 5.25%; 0.75% Floor)	5/24/2028	2,006,737	1,983,173	1,991,686
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.58% (S + 5.25%; 0.75% Floor)	5/24/2028	5,799,250	5,756,039	5,755,756
Vehlo Purchaser, LLC (2)	Software & Tech Services	Revolver	10.58% (S + 5.25%; 0.75% Floor)	5/24/2028	347,955	336,420	339,256
Vehlo Purchaser, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.58% (S + 5.25%; 0.75% Floor)	5/24/2028	20,877,300	20,670,972	20,720,721
Velocity Purchaser Corporation (2) (6)	Software & Tech Services	Revolver	12.45% (S + 7.00%; 1.00% Floor)	12/2/2024	—	(245)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	12.45% (S + 7.00%; 1.00% Floor)	12/1/2024	532,667	531,938	532,667
Velocity Purchaser Corporation (1) (5)	Software & Tech Services	Term Loan	12.45% (S + 7.00%; 1.00% Floor)	12/1/2024	4,229,879	4,220,726	4,229,879
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	12.45% (S + 7.00%; 1.00% Floor)	12/1/2024	2,141,338	2,138,967	2,141,338
Venture Buyer, LLC (4)	Digital Infrastructure & Services	Term Loan	10.57% (S + 5.25%; 1.00% Floor)	3/1/2030	4,895,640	4,801,800	4,797,727
Venture Buyer, LLC (2)	Digital Infrastructure & Services	Revolver	10.57% (S + 5.25%; 1.00% Floor)	3/1/2030	100,882	86,543	85,749
Venture Buyer, LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.57% (S + 5.25%; 1.00% Floor)	3/1/2030	—	(9,544)	(10,088)
Veracross LLC (2)	Software & Tech Services	Revolver	11.95% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	671,292	658,032	660,129
Veracross LLC (1) (3) (5)	Software & Tech Services	Delayed Draw Term Loan	11.95% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	1,779,955	1,732,100	1,762,155
Veracross LLC (3)	Software & Tech Services	Term Loan	11.95% (S + 2.00%; 4.00% PIK; 1.00% Floor)	12/28/2027	13,848,829	13,703,751	13,710,341
Vhagar Purchaser, LLC (4)	Software & Tech Services	Term Loan	12.05% (S + 6.75%; 1.00% Floor)	6/11/2029	3,360,201	3,276,442	3,276,196
Vhagar Purchaser, LLC. (2)	Software & Tech Services	Delayed Draw Term Loan	12.05% (S + 6.75%; 1.00% Floor)	6/11/2029	168,010	156,570	158,676
Vhagar Purchaser, LLC. (2) (6)	Software & Tech Services	Revolver	12.05% (S + 6.75%; 1.00% Floor)	6/11/2029	—	(9,296)	(9,334)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Visionary Buyer LLC (4)	Digital Infrastructure & Services	Term Loan	10.59% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,571,170	5,583,001
Visionary Buyer LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.59% (S + 5.25%; 0.75% Floor)	3/21/2031	—	(40,804)	(70,671)
Visionary Buyer LLC (2) (6)	Digital Infrastructure & Services	Revolver	10.59% (S + 5.25%; 0.75% Floor)	3/21/2030	—	(20,252)	(17,668)
Wealth Enhancement Group, LLC (1) (4) (5)	Financials	Delayed Draw Term Loan	10.85% (S + 5.50%; 1.00% Floor)	10/4/2027	6,199,718	6,188,649	6,199,718
Wealth Enhancement Group, LLC (2) (6)	Financials	Revolver	10.85% (S + 5.50%; 1.00% Floor)	10/4/2027	—	(1,953)	—
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.73% (S + 5.50%; 1.00% Floor)	10/4/2027	1,351,256	1,347,867	1,351,256
Wealth Enhancement Group, LLC (2)	Financials	Delayed Draw Term Loan	10.85% (S + 5.50%; 1.00% Floor)	10/4/2027	297,703	284,673	297,703
Webster Equity Partners III-A, L.P. (2) (9)	Financials	Delayed Draw Term Loan	16.15% (S + 3.50%; 7.35% PIK; 2.00% Floor)	4/1/2027	3,655,675	3,537,575	3,528,627
West Dermatology (1) (3) (4)	Healthcare	Term Loan	13.12% (S + 5.75%; 1.88% PIK; 1.00% Floor)	3/17/2028	11,271,815	11,112,942	10,764,584
West Dermatology (2)	Healthcare	Delayed Draw Term Loan	13.12% (S + 5.75%; 1.88% PIK; 1.00% Floor)	3/17/2028	1,494,763	1,460,314	1,363,964
West Dermatology	Healthcare	Revolver	13.13% (S + 5.75%; 1.87% PIK; 1.00% Floor)	3/17/2028	1,246,316	1,227,300	1,190,231
Wolverine Seller Holdings, LLC (1) (4) (5)	Services	Term Loan	10.57% (S + 5.25%; 0.75% Floor)	1/17/2030	6,687,587	6,563,704	6,670,868
Wolverine Seller Holdings, LLC (2) (6)	Services	Revolver	10.60% (S + 5.25%; 0.75% Floor)	1/17/2030	—	(20,697)	(2,793)
Wolverine Seller Holdings, LLC (2)	Services	Delayed Draw Term Loan	10.60% (S + 5.25%; 0.75% Floor)	1/17/2030	297,971	260,692	297,971
Your Part-Time Controller, LLC (4)	Services	Term Loan	10.85% (S + 5.50%; 1.00% Floor)	11/14/2029	6,873,170	6,749,601	6,873,170
Your Part-Time Controller, LLC (2) (6)	Services	Revolver	10.85% (S + 5.50%; 1.00% Floor)	11/14/2029	—	(11,272)	—
Zendesk, Inc. (2) (6)	Software & Tech Services	Revolver	11.60% (S + 6.25%; 0.75% Floor)	11/22/2028	—	(20,247)	—
Zendesk, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.60% (S + 6.25%; 0.75% Floor)	11/22/2028	—	(24,651)	—
Zendesk, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.60% (S + 6.25%; 0.75% Floor)	11/22/2028	13,681,445	13,475,674	13,681,424

Total U.S. 1st Lien/Senior Secured Debt						1,422,033,250	1,405,372,655
2nd Lien/Junior Secured Debt — 0.53%
Symplr Software, Inc. (4)	Software & Tech Services	Term Loan	13.31% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,092,554	2,966,276

Total U.S. 2nd Lien/Junior Secured Debt						3,092,554	2,966,276

Total U.S Corporate Debt						1,425,125,804	1,408,338,931
Canadian Corporate Debt — 4.34%
1st Lien/Senior Secured Debt — 4.34%
Banneker V Acquisition, Inc. (2) (9)	Software & Tech Services	Revolver	11.95% (S + 6.50%; 1.00% Floor)	12/4/2025	119,558	109,547	106,107
Banneker V Acquisition, Inc. (1) (3) (9)	Software & Tech Services	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	12/4/2025	13,258,433	13,125,307	13,059,557

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Banneker V Acquisition, Inc. (3) (9)	Software & Tech Services	Delayed Draw Term Loan	11.95% (S + 6.50%; 1.00% Floor)	12/4/2025	1,024,233	1,018,222	1,008,870
McNairn Holdings Ltd. (1) (9)	Services	Term Loan	12.48% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	732,816	725,401	732,816
Syntax Systems Ltd (1) (9) (5)	Digital Infrastructure & Services	Term Loan	10.45% (S + 5.00%; 0.75% Floor)	10/29/2028	8,637,705	8,581,750	8,551,328
Syntax Systems Ltd (9)	Digital Infrastructure & Services	Revolver	10.45% (S + 5.25%; 1.00% Floor)	10/29/2026	—	39	—
Syntax Systems Ltd (9)	Digital Infrastructure & Services	Term Loan	10.45% (S + 5.00%; 0.75% Floor)	10/29/2028	699,279	699,279	692,286

Total Canada 1st Lien/Senior Secured Debt						24,259,545	24,150,964

Total Canadian Corporate Debt						24,259,545	24,150,964
Luxembourg Corporate Debt — 1.79%
1st Lien/Senior Secured Debt — 1.79%
Sumup Holdings Luxembourg (2) (4) (9)	Software & Tech Services	Delayed Draw Term Loan	11.83% (S + 6.50%; 1.50% Floor)	4/22/2031	10,088,201	9,988,427	9,962,098

Total Luxembourg 1st Lien/Senior Secured Debt						9,988,427	9,962,098

Total Luxembourg Corporate Debt						9,988,427	9,962,098

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
U.S. Preferred Stock — 1.54%
Alphasense, LLC (9) (11)	Series C	Software & Tech Services	6/1/2021	23,961	369,843	808,402
Concerto HealthAI Solutions LLC (11)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	313,940
Datarobot, Inc. (11)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	59,034
Datarobot, Inc. (11)	Series E	Software & Tech Services	8/31/2019	38,190	289,278	242,464
Degreed, Inc. (11)	Series D	Software & Tech Services	4/30/2021	16,943	278,308	196,757
Degreed, Inc. (11)	Series C-1	Software & Tech Services	6/19/2019	43,819	278,541	196,037
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (11)	Perpetual	Software & Tech Services	6/23/2022	1,345	1,311,760	1,751,827
Netskope, Inc. (11)	Series G	Software & Tech Services	1/27/2020	36,144	302,536	417,184
Ntiva Investments, LLC (11)	Class A	Digital Infrastructure & Services	1/24/2022	333,937	272,826	283,348
Phenom People, Inc. (11)	Series C	Software & Tech Services	1/10/2020	35,055	220,610	430,511
Protoscale Rubrik, LLC (11) (18)	Class B	Software & Tech Services	1/4/2019	25,397	598,212	700,805
Swyft Parent Holdings LP (11) (12)	Preferred Units	Software & Tech Services	2/7/2022	850,470	758,389	798,007
Symplr Software Intermediate Holdings, Inc. (11)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,531	2,270,492

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
Vectra AI, Inc (11)	Series F	Software & Tech Services	5/28/2021	17,064	131,095	110,913

Total U.S. Preferred Stock					6,410,154	8,579,721
France Preferred Stock — 0.04%
Content Square SAS (9) (11)	Series F	Software & Tech Services	11/30/2023	24,472	206,755	206,715

Total France Preferred Stock					206,755	206,715
U.S. Common Stock — 1.39%
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (11)	Units	Healthcare	9/24/2021	34,492	34,492	25,525
REP AOM Holdings, LLC (11) (12)	Class A.	Healthcare	2/17/2022	290,393	18,979	668,963
Brightspot Holdco, LLC (11)	Class A Common Units	Software & Tech Services	11/16/2021	433,207	433,207	459,926
Coinvest YPTC Blocked Aggregator, L.P. (11)	LP Interests	Services	11/14/2021	138,390	138,390	178,832
Community Based Care Holdings, LP (11)	Senior Common Units	Healthcare	1/3/2022	180	179,861	266,055
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (11)	LP Interests	Consumer Non-Cyclical	3/3/2021	72,483	72,483	155,668
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (11)	Class A	Healthcare	12/22/2021	86,555	85,705	65,628
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (11)	Class A	Software & Tech Services	5/20/2022	150,297	150,297	181,384
INH Group Holdings, LLC (11)	Class A	Healthcare	1/31/2019	484,552	484,552	—
Leeds FEG Investors, LLC (11)	Class A	Consumer Non-Cyclical	11/20/2017	320	321,309	253,667
Moon Topco, L.P. (Radiant Logic, Inc.) (11)	Class A	Software & Tech Services	4/19/2021	3,600	35,999	108,404
Ntiva Investments, LLC (11)	Class A	Digital Infrastructure & Services	1/24/2022	333,937	61,110	115,158
MyKaarma Holdings LP (11)	LP Interests	Software & Tech Services	3/18/2022	257,031	257,031	438,553
NEPCORE Parent Holdings, LLC (11)	LP Interests	Digital Infrastructure & Services	10/21/2021	98	97,884	10,992
Neutral Connect, LLC (11) (12)	LLC Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	213,802
Pamlico Avant Holdings L.P. (11) (12)	Class A	Digital Infrastructure & Services	12/1/2021	236,307	236,307	372,777

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
Ranger Lexipol Holdings, LLC (11)	Class B	Software & Tech Services	11/18/2021	433	77,371	92,335
Ranger Lexipol Holdings, LLC (11)	Class A	Software & Tech Services	11/18/2021	433	355,837	494,957
RCFN Parent, LP (People’s Care) (11)	LP Interests	Healthcare	6/18/2021	77	78,284	82,071
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (11) (12) (18)	LP Interests	Services	2/4/2021	193,770	53,301	69,757
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (11) (12)	LP Interests	Healthcare	10/14/2021	590,203	590,203	1,063,771
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (11) (12)	LP Interests	Services	6/18/2020	167,509	190,658	263,265
REP RO Coinvest IV A Blocker (Road One) (11) (12)	Class A	Services	12/28/2022	66,441,840	664,418	545,355
SBS Super Holdings, LLC^^ (11)	Class A	Healthcare	5/12/2023	21	—	—
SBS Super Holdings, LLC^^ (11)	Class B	Healthcare	5/12/2023	100	10	—
Singularity Topco LLC (11)	Class A Common Units	Software & Tech Services	9/30/2022	329,116	953,133	592,218
Stripe, Inc. (11)	Class B	Software & Tech Services	5/17/2021	4,158	166,854	109,189
Swyft Parent Holdings LP (11) (12)	LP Interests	Software & Tech Services	2/7/2022	4,485	53,048	—
Thrive Parent, LLC (11)	Class L	Digital Infrastructure & Services	1/22/2021	102,108	271,128	531,531
Artemis Investor Holdings, LLC (11) (12)	Class A	Services	6/17/2024	38,551	385,509	385,509
8x8, Inc. (9) (11) (13)	Common Units	Digital Infrastructure & Services		9,871	170,890	21,914

Total U.S. Common Stock					7,058,181	7,767,206
France Common Stock — 0.07%
Content Square SAS (9) (11)	Ordinary Shares	Software & Tech Services	11/30/2023	75,889	416,757	416,758

Total France Common Stock					416,757	416,758
U.S. Warrants — 0.25%
Alphasense, LLC (9) (11)	Series B	Software & Tech Services	6/2/2020	40,394	35,185	1,086,243
Degreed, Inc., expire 04/11/2028 (11)	Series D	Software & Tech Services	4/11/2021	7,624	—	3,727
Degreed, Inc., expire 05/31/2026 (11)	Series C-1	Software & Tech Services	5/31/2019	26,294	46,823	35,625
Degreed, Inc., expire 08/18/2029 (11)	Common Shares	Software & Tech Services	8/31/2022	9,374	41,527	16,332
Scylla DB Ltd, expire 09/08/2032 (9) (11)	Secries C-1	Software & Tech Services	9/9/2022	239,984	43,880	156,602
Vectra AI, Inc., expire 03/18/2031 (11)	Series F	Software & Tech Services	3/18/2021	35,156	58,190	90,079

Total U.S. Warrants					225,605	1,388,608

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
United Kingdom Warrants — 0.05%
Global WebIndex Holdings Ltd, expire 12/30/2027 (11)	Preferred Units	Software & Tech Services	12/30/2020	11,776	159,859	293,250

Total United Kingdom Warrants					159,859	293,250
France Warrants — 0.00%
Content Square SAS (11)	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	—

Total France Warrants					8,561	—

Portfolio Company	Class/Series			Shares	Cost	Fair value
U.S. Investment Companies —3.56%
AB Equity Investors, L.P. (11) (14)	LP Interests	Investment Companies		9,621,584	10,328,559	11,950,499
CN CO-INVEST, LP (11) (12)	LP Interests	Digital Infrastructure & Services		776,334	776,334	779,698
Falcon Co-Investment Partners, L.P. (11)(12)(14)	LP Interests	Healthcare		828,052	828,052	828,880
GHP E Aggregator, LLC (11) (14)	LLC Units	Software & Tech Services		417,813	186,588	689,391
GHP SPV 2, L.P. (9) (11)(12) (14)	LP Interests	Software & Tech Services		271,942	271,942	277,381
GTCR A-1 Investors LP. (9) (11)(12) (14)	LP Interests	Specialty RMR		1,100,000	1,100,000	1,100,000
Magenta Blocker Aggregator, LP (11) (12) (14)	LP Interests	Software & Tech Services		821,396	676,978	994,711
Orangewood WWB Co-Invest, L.P. (11) (12) (14)	LP Interests	Consumer Non-Cyclical		829,314	829,314	1,161,040
ORCP III Triton Co-Investors, L.P. (11) (12) (14)	LP Interests	Consumer Non-Cyclical		341,592	90,503	805,132
OSS SPV LP. (11) (12) (14)	LP Interests	Services		277,533	267,984	416,300
Palms Co-Investment Partners D, L.P. (11) (12) (14)	LP Interests	Software & Tech Services		261,450	261,450	295,438
SCP Resonatics Aggregator I, LLC (11) (12) (14)	Class A	Healthcare		541	368,990	551,333
SCP Resonatics Aggregator I, LLC (11) (12) (14)	Class B	Healthcare		32,450	171,840	4,024

Total U.S. Investment Companies					16,158,534	19,853,827

TOTAL INVESTMENTS - 265.70%					1,490,018,182	1,480,958,078

Portfolio Company		Industry		Shares	Cost	Fair value
Cash Equivalents — 6.09%
Blackrock T Fund I (3) (5) (16) (17)	Money Market	Money Market Portfolio		18,550,354	18,550,354	18,550,354
State Street Institutional US Government Money Market Fund (12) (16) (17)	Money Market	Money Market Portfolio		335,592	335,592	335,592
US Bank MMDA GCTS Money Market (1) (4) (16) (17)	Money Market	Money Market Portfolio		15,038,823	15,038,823	15,038,823

Total Cash Equivalents					33,924,769	33,924,769
Cash — 6.01%
US Dollar	Cash	USD		33,498,547	33,498,547	33,498,547

Total Cash					33,498,547	33,498,547

TOTAL CASH AND CASH EQUIVALENTS					67,423,316	67,423,316
LIABILITIES IN EXCESS OF OTHER ASSETS — (177.80%)						$(991,001,851)

NET ASSETS — 100.00%						$557,379,543

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation
Unaudited Consolidated Schedule of Investments as of June 30, 2024

(++)
Unless otherwise indicated, all securities represent
co-investments
made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

+
As of June 30, 2024, qualifying assets represented 96.62% of total assets. Under the 1940 Act we may not acquire any non-qualifying
assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

*
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

#	Percentages are based on net assets
^
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the end of the
reporting period. SOFR loans are typically indexed to
30-day,
60-day,
90-day
or
180-day
rates (1M, 3M or 6M, respectively) at the borrower’s option. SOFR loans may be subject to interest floors. As of June 30, 2024, rates for weekly 1M S, 3M S and 6M S are 5.34%, 5.35%, and 5.39%, respectively. As of June 30, 2024, the U.S. Prime rate was 8.50%.

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

(3)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding II, LLC
(4)	Position, or a portion thereof, has been segregated to collateralize ABPCIC Funding IV, LLC.
(5)	Position, or a portion thereof, has been segregated to collateralize ABPCI Direct Lending Fund CLO XIII Ltd..
(6)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(7)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(8)	This investment has multiple reference rates or alternate base rates. The All-in interest rate shown is the weighted average interest rate in effect at June 30, 2024.
(9)	Positions considered non-qualified assets therefore excluded from the qualifying assets calculation as noted in footnote + above.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $18,630,344 or 3.34% of the Fund’s net assets.

(11)	Non-income producing investment.
(12)	Position or portion thereof is held through a consolidated subsidiary.
(13)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(14)	Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(15)
Aggregate gross unrealized appreciation for federal income tax purposes is $20,685,479; aggregate gross unrealized depreciation for federal income tax purposes is $29,745,583. Net unrealized depreciation is $9,060,104. As of June 30, 2024, the cost basis of investments owned was substantially identical for both book and tax purposes.

(16)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(17)	The rate shown is the annualized seven-day yield as of June 30, 2024.
(18)	Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
P - Prime
PIK -
Payment-In-Kind
S - SOFR

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Investments at Fair Value (++) + * # ^—260.04%
U.S. Corporate Debt —249.12%
1st Lien/Senior Secured Debt —247.29%
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	$1,034,866	$1,033,291	$1,034,866
AEG Holding Company, Inc. (2)	Consumer Non-Cyclical	Revolver	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	167,530	165,528	167,530
AEG Holding Company, Inc. (1)	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	5,450,655	5,442,046	5,450,655
AEG Holding Company, Inc. (3)	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	1,800,828	1,797,150	1,800,828
Ampler QSR Holdings, LLC (3) (4)	Consumer Non-Cyclical	Term Loan	11.37% (S + 5.88%; 1.00% Floor)	07/21/2027	12,221,771	12,071,928	12,099,553
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,115,079	1,112,966	900,427
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	894,184	892,497	722,054
Blink Holdings, Inc. (1)	Consumer Non-Cyclical	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,558,613	1,555,642	1,258,580
Krispy Krunchy Foods, L.L.C (5)	Consumer Non-Cyclical	Term Loan	9.86% (S + 4.50%; 1.00% Floor)	11/17/2027	8,000,330	7,894,993	8,000,330
Mathnasium LLC (2)	Consumer Non-Cyclical	Revolver	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	119,684	111,130	113,157
Mathnasium LLC (1) (5)	Consumer Non-Cyclical	Term Loan	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	5,344,999	5,274,961	5,291,549
MMP Intermediate, LLC (2) (6)	Consumer Non-Cyclical	Revolver	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	—	(7,019)	(11,058)
MMP Intermediate, LLC (1) (5)	Consumer Non-Cyclical	Term Loan	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	7,946,360	7,840,062	7,787,432
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	115,938	114,174	114,778
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	234,278	230,715	231,935
PF Growth Partners, LLC (1)	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,950,514	1,944,733	1,931,009
TBG Food Acquisition Corp	Consumer Non-Cyclical	Delayed Draw Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	264,026	262,269	262,706
TBG Food Acquisition Corp (2) (6)	Consumer Non-Cyclical	Revolver	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	—	(1,776)	(1,320)
TBG Food Acquisition Corp (1) (4)	Consumer Non-Cyclical	Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	6,468,638	6,424,101	6,436,295
Airwavz Solutions, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	1,561,841	1,503,863	1,535,810
Airwavz Solutions, Inc. (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	3,263,699	3,226,124	3,214,744
Airwavz Solutions, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	—	(7,515)	(9,791)
Airwavz Solutions, Inc. (3)	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	5,221,919	5,161,799	5,143,590
Avant Communications, LLC (2) (6)	Digital Infrastructure & Services	Revolver	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	—	(6,713)	(5,669)
Avant Communications, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	14,964,014	14,759,433	14,814,374
Bridgepointe Technologies, LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(56,698)	(36,341)
Bridgepointe Technologies, LLC (1) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,963,339	4,851,785	4,876,480
Bridgepointe Technologies, LLC (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,737,849	2,720,239	2,689,937
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	3,848,597	3,805,340	3,781,247
Bridgepointe Technologies, LLC (2) (6)	Digital Infrastructure & Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(10,460)	(13,606)
Bridgepointe Technologies, LLC (1)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	1,035,717	1,007,439	1,017,592
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,705,552	4,638,473	4,623,204
Bridgepointe Technologies, LLC (1) (5)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,271,307	2,202,825	2,231,559
Coretelligent Intermediate LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	3,758,263	3,720,885	3,420,019
Coretelligent Intermediate LLC (2)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	569,889	557,666	455,911
Coretelligent Intermediate LLC (1) (3) (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	7,868,528	7,792,584	7,160,360
EvolveIP, LLC (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	109,972	109,872	90,727
EvolveIP, LLC	Digital Infrastructure & Services	Revolver	10.85% (S + 5.50%; 1.00% Floor)	06/07/2025	566,868	564,601	467,666

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
EvolveIP, LLC (1)	Digital Infrastructure & Services	Term Loan	11.22% (S + 5.50%; 1.00 % Floor)	06/07/2025	$6,364,108	$6,338,638	$5,250,389
Firstdigital Communications LLC (2)	Digital Infrastructure & Services	Revolver	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	412,549	393,465	305,445
Firstdigital Communications LLC (3) (5)	Digital Infrastructure & Services	Term Loan	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	13,611,726	13,448,014	12,692,934
FirstLight Holdco, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	9.47% (S + 4.00%; 1.00% Floor)	07/23/2025	6,102,255	6,009,648	5,995,466
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	6,702,083	6,597,371	6,601,552
Greenlight Intermediate II, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,248,303	5,238,302
Greenlight Intermediate II, Inc. (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(102,654)	(79,125)
MBS Holdings, Inc. (2)	Digital Infrastructure & Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	584,502	573,609	565,019
MBS Holdings, Inc. (5)	Digital Infrastructure & Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	04/16/2027	787,145	765,753	787,145
MBS Holdings, Inc. (1) (3) (4) (5)	Digital Infrastructure & Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	10,258,002	10,141,972	10,052,842
MBS Holdings, Inc. (4)	Digital Infrastructure & Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	04/16/2027	837,298	814,856	831,018
MSP Global Holdings, Inc. (2) (3)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.79% (S + 4.75%; 1.00% Floor)	01/25/2027	608,616	592,267	596,608
MSP Global Holdings, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	—	(9,202)	(8,459)
MSP Global Holdings, Inc. (3) (5)	Digital Infrastructure & Services	Term Loan	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	7,791,801	7,702,935	7,713,883
NI Topco, Inc (3) (5)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	6,572,470	6,460,040	6,556,039
NI Topco, Inc (1)	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	1,218,186	1,196,826	1,215,141
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Delayed Draw Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(44,482)	(36,588)
Race Finco LLC (2) (6)	Digital Infrastructure & Services	Revolver	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(14,851)	(15,245)
Race Finco LLC (3) (5)	Digital Infrastructure & Services	Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	4,878,384	4,759,589	4,756,425
SDC Atlas Acquistionco, LLC (2)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	498,390	326,291	241,408
SDC Atlas Acquistionco, LLC (2) (6)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	—	(11,473)	(17,132)
SDC Atlas Acquistionco, LLC (1) (4) (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	10,715,390	10,518,050	10,420,717
Single Digits, Inc. (4)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.61% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	616,318	613,881	536,197
Single Digits, Inc. (2) (6)	Digital Infrastructure & Services	Revolver	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	—	(1,411)	(54,099)
Single Digits, Inc. (1)	Digital Infrastructure & Services	Term Loan	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	2,884,904	2,871,166	2,509,867
Stratus Networks, Inc. (2) (3) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	1,848,182	1,806,398	1,768,975
Stratus Networks, Inc. (2)	Digital Infrastructure & Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	12/15/2027	132,013	118,769	102,310
Stratus Networks, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	7,920,781	7,809,446	7,683,158
Thrive Buyer, Inc. (1) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	01/22/2027	8,174,176	8,080,114	8,174,176
Thrive Buyer, Inc. (2)	Digital Infrastructure & Services	Revolver	13.50% (S + 6.00%; 1.00% Floor)	01/22/2027	369,907	357,755	369,907
Thrive Buyer, Inc. (4)	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	01/22/2027	1,198,351	1,166,534	1,198,351
Thrive Buyer, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	01/22/2027	11,645,786	11,521,198	11,645,786
Transtelco Holding, Inc. (1) (3)	Digital Infrastructure & Services	Term Loan	10.86% (S + 5.50%; 1.00% Floor)	03/26/2026	8,503,727	8,343,566	8,354,912
Transtelco Holding, Inc. (1) (3) (5)	Digital Infrastructure & Services	Term Loan	11.11% (S + 5.75%; 0.50% Floor)	03/26/2026	4,661,043	4,643,615	4,637,738
Transtelco Holding, Inc. (5)	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.25%; 0.50% Floor)	03/26/2026	4,661,043	4,643,025	4,602,780
Accelerate Resources Operating, LLC (1) (5)	Energy	Delayed Draw Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,875,252	1,841,664	1,875,252
Accelerate Resources Operating, LLC (2) (6)	Energy	Revolver	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	—	(3,052)	—
Accelerate Resources Operating, LLC (3)	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,247,027	1,224,796	1,247,027

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Accelerate Resources Operating, LLC (1) (5)	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	$5,590,471	$5,564,908	$5,590,471
Foundation Risk Partners, Corp. (2) (3)	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	2,702,417	2,669,008	2,694,546
Foundation Risk Partners, Corp. (3)	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	2,100,747	2,089,175	2,090,243
Foundation Risk Partners, Corp. (2) (6)	Financials	Revolver	11.45% (S + 6.00%; 0.75% Floor)	10/29/2027	—	(8,273)	(5,190)
Foundation Risk Partners, Corp. (1) (3) (5)	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	9,659,017	9,575,834	9,610,722
Foundation Risk Partners, Corp. (5)	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	779,358	770,636	775,461
Galway Borrower, LLC (2) (6)	Financials	Revolver	10.70% (S + 5.25%; 0.75% Floor)	09/30/2027	—	(3,432)	(3,380)
Galway Borrower, LLC (1) (5)	Financials	Term Loan	10.70% (S + 5.25%; 0.75% Floor)	09/29/2028	4,247,105	4,199,769	4,194,016
Higginbotham Insurance Agency, Inc. (1) (5)	Financials	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	3,306,711	3,288,415	3,265,377
Higginbotham Insurance Agency, Inc. (1) (3) (5)	Financials	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	7,962,029	7,901,195	7,862,504
Peter C. Foy & Associates Insurance Services, LLC (3)	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	1,244,226	1,228,144	1,222,452
Peter C. Foy & Associates Insurance Services, LLC (1) (3)	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	5,869,799	5,828,010	5,767,077
Peter C. Foy & Associates Insurance Services, LLC (1)	Financials	Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	497,219	491,508	488,518
RSC Acquisition, Inc. (5) (8)	Financials	Delayed Draw Term Loan	10.51% (S + 5.50%; 0.75% Floor)	11/01/2029	—	8	—
Wealth Enhancement Group, LLC (2) (8)	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	1,149,975	1,146,513	1,149,975
Wealth Enhancement Group, LLC (1) (4) (5) (8)	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	6,231,349	6,218,699	6,215,770
Wealth Enhancement Group, LLC (2) (6)	Financials	Revolver	11.23% (S + 5.75%; 1.00% Floor)	10/04/2027	—	(1,018)	(1,143)
AAH Topco, LLC (1) (3) (4) (5)	Healthcare	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,496,668	6,376,783	6,269,285
AAH Topco, LLC (2) (6)	Healthcare	Revolver	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(10,581)	(27,555)
AAH Topco, LLC (1) (3) (5)	Healthcare	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,419,872	6,326,970	6,195,177
AAH Topco, LLC (2) (6)	Healthcare	Delayed Draw Term Loan	10.96% (S + 6.00%; 0.75% Floor)	12/22/2027	—	(30,909)	(64,266)
American Physician Partners, LLC (1) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.00 % PIK; 1.00% Floor)	03/29/2024	1,218,972	1,082,011	—
American Physician Partners, LLC (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	917,905	817,051	—
American Physician Partners, LLC (7)	Healthcare	Revolver	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	346,322	345,024	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	6,557,417	5,733,816	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	1,397,556	1,243,170	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	2,594,127	2,278,901	—
American Physician Partners, LLC (7)	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	94,376	85,722	176,105
AOM Acquisition, LLC. (2) (6)	Healthcare	Revolver	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	—	(15,484)	(30,465)
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	6,158,526	6,076,628	6,004,563
AOM Acquisition, LLC. (1) (5)	Healthcare	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	02/18/2027	6,756,995	6,593,422	6,588,070
BAART Programs, Inc. (1) (4)	Healthcare	Delayed Draw Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	3,872,578	3,848,400	3,746,719
BAART Programs, Inc. (1) (5)	Healthcare	Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	4,673,951	4,648,481	4,522,047
BV EMS Buyer, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	1,808,145	1,759,391	1,773,003
BV EMS Buyer, Inc. (4) (5)	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	3,485,489	3,405,062	3,450,635
Caregiver 2, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	1,518,798	1,499,991	1,427,670
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	4,544,108	4,495,089	4,271,462
Caregiver 2, Inc. (3)	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	652,228	645,192	613,094

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Caregiver 2, Inc. (5)	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	$623,207	$611,943	$585,815
Choice Health At Home, LLC, (1)	Healthcare	Delayed Draw Term Loan	13.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	947,582	941,462	923,892
Choice Health At Home, LLC, (1) (5)	Healthcare	Term Loan	12.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	2,567,650	2,543,079	2,490,620
Coding Solutions Acquisition, Inc (3)	Healthcare	Delayed Draw Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	1,654,987	1,630,547	1,601,199
Coding Solutions Acquisition, Inc (2)	Healthcare	Revolver	11.12% (S + 5.75%; 0.75% Floor)	05/11/2028	278,376	267,672	252,527
Coding Solutions Acquisition, Inc (3) (5)	Healthcare	Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	5,461,331	5,381,001	5,283,838
Coding Solutions Acquisition, Inc. (2) (6)	Healthcare	Delayed Draw Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	—	(32,854)	(62,452)
Coding Solutions Acquisition, Inc. (3)	Healthcare	Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	776,740	758,347	759,264
Community Based Care Acquisition, Inc. (5)	Healthcare	Delayed Draw Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	2,122,343	2,097,467	2,095,814
Community Based Care Acquisition, Inc. (2) (5)	Healthcare	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/16/2027	971,352	927,443	942,256
Community Based Care Acquisition, Inc. (2)	Healthcare	Revolver	12.75% (S + 5.25%; 1.00% Floor)	09/16/2027	172,763	161,913	161,965
Community Based Care Acquisition, Inc. (1) (5)	Healthcare	Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	5,235,139	5,166,929	5,169,700
Delaware Valley Management Holdings, Inc.^^^ (2) (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	758,350	699,417	432,387
Delaware Valley Management Holdings, Inc.^^^ (7)	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	415,955	350,988	237,136
Delaware Valley Management Holdings, Inc.^^^ (7)	Healthcare	Revolver	— (S + 6.25%; 1.00% Floor)	03/21/2024	614,439	536,212	350,292
Delaware Valley Management Holdings, Inc.^^^ (7)	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	3,951,571	3,447,752	2,252,790
FH MD Buyer, Inc. (1) (5)	Healthcare	Term Loan	10.47% (S + 5.00%; 0.75% Floor)	07/22/2028	5,410,062	5,370,677	5,139,559
GHA Buyer, Inc. (4)	Healthcare	Delayed Draw Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	833,170	825,300	818,590
GHA Buyer, Inc. (2) (6)	Healthcare	Revolver	13.75% (S + 4.50%; 3.25% PIK; 1.00% Floor)	06/24/2026	—	(8,055)	(16,644)
GHA Buyer, Inc. (1) (4) (8)	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	2,009,682	2,009,434	1,974,513
GHA Buyer, Inc. (1) (4)	Healthcare	Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	574,537	564,852	564,482
GHA Buyer, Inc. (1) (3) (4)	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,499,321	5,455,345	5,403,083
GHA Buyer, Inc. (3)	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,760,974	4,719,307	4,677,657
GHA Buyer, Inc. (1) (8)	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	745,895	739,317	732,842
Honor HN Buyer, Inc (4) (5)	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	1,638,040	1,616,995	1,638,040
Honor HN Buyer, Inc (2) (4)	Healthcare	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	10/15/2027	1,447,693	1,418,792	1,447,693
Honor HN Buyer, Inc (2)	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	34,132	38,012
Honor HN Buyer, Inc (1) (5)	Healthcare	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	2,590,429	2,557,202	2,590,429
Honor HN Buyer, Inc (2) (6)	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(60,951)	—
Medical Management Resource Group, LLC (1)	Healthcare	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	1,558,344	1,523,862	1,496,010
Medical Management Resource Group, LLC (2)	Healthcare	Revolver	11.45% (S + 6.00%; 0.75% Floor)	09/30/2026	177,192	173,656	164,536
Medical Management Resource Group, LLC (5)	Healthcare	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	3,773,407	3,725,518	3,622,471
Medsuite Purchaser, LLC (2) (6)	Healthcare	Revolver	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(5,820)	(5,103)
Medsuite Purchaser, LLC (1) (5)	Healthcare	Term Loan	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	4,734,225	4,693,730	4,698,718
Pace Health Companies, LLC (2) (6)	Healthcare	Revolver	9.89% (S + 6.25%; 1.00% Floor)	08/02/2025	—	(771)	—
Pace Health Companies, LLC (1) (8)	Healthcare	Term Loan	10.51% (S + 6.25%; 1.00% Floor)	08/02/2025	5,087,770	5,080,798	5,087,770
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	11.29% (S + 5.75%; 0.75% Floor)	12/08/2028	648,269	642,487	573,718
Pinnacle Dermatology Management, LLC (2)	Healthcare	Revolver	9.50% (S + 4.00%; 0.75% Floor)	12/08/2026	499,289	491,262	492,568

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Pinnacle Dermatology Management, LLC (1) (3) (5)	Healthcare	Term Loan	11.23% (S + 5.75%; 0.75% Floor)	12/08/2028	$5,552,214	$5,457,513	$4,913,709
Pinnacle Treatment Centers, Inc. (5)	Healthcare	Delayed Draw Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	340,120	339,138	333,318
Pinnacle Treatment Centers, Inc. (2)	Healthcare	Revolver	11.86% (S + 6.50%; 1.00% Floor)	01/02/2026	219,716	218,704	213,856
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	146,437	145,498	143,508
Pinnacle Treatment Centers, Inc. (3)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	283,913	279,638	278,235
Pinnacle Treatment Centers, Inc. (3) (5)	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	4,044,060	4,032,163	3,963,179
Priority Ondemand Midco 2,L.P (2)	Healthcare	Delayed Draw Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	118,812	99,841	118,812
Priority Ondemand Midco 2,L.P (1) (5)	Healthcare	Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	7,541,704	7,440,125	7,541,704
RCP Encore Acquisition, Inc. (7)	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	06/07/2025	2,868,874	2,800,761	28,689
Redwood Family Care Network, Inc. (1) (3) (5)	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	4,325,306	4,216,128	4,271,240
Redwood Family Care Network, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	5,770,927	5,712,858	5,698,791
Redwood Family Care Network, Inc. (2) (6)	Healthcare	Revolver	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(5,913)	(7,359)
Redwood Family Care Network, Inc. (1) (3) (4) (5)	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	06/18/2026	7,791,021	7,700,748	7,693,633
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	573,149	563,642	573,149
Salisbury House, LLC (2) (6)	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	08/30/2025	—	(6,848)	(3,049)
Salisbury House, LLC (4)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	994,289	977,850	989,317
Salisbury House, LLC (1)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,225,119	1,211,635	1,218,993
Salisbury House, LLC (1) (5)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	3,934,410	3,896,458	3,914,738
Salisbury House, LLC (1)	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,125,627	1,118,295	1,119,999
Salisbury House, LLC (1)	Healthcare	Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	434,541	426,500	432,368
Salisbury House, LLC (2) (6)	Healthcare	Delayed Draw Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	—	(27,560)	—
Sandstone Care Holdings, LLC (2) (5)	Healthcare	Delayed Draw Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	99,366	89,714	99,366
Sandstone Care Holdings, LLC (2)	Healthcare	Revolver	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	135,452	122,976	135,452
Sandstone Care Holdings, LLC (1) (3)	Healthcare	Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	4,640,709	4,561,732	4,640,709
SCA Buyer, LLC	Healthcare	Revolver	12.15% (S + 6.50%; 1.00% Floor)	01/20/2026	643,849	639,795	603,608
SCA Buyer, LLC (5)	Healthcare	Term Loan	12.14% (S + 6.50%; 1.00% Floor)	01/20/2026	3,756,859	3,732,404	3,522,055
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	478,050	477,254	423,074
Smile Brands, Inc. (2)	Healthcare	Revolver	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	92,657	91,555	63,355
Smile Brands, Inc. (1)	Healthcare	Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	1,574,472	1,572,111	1,393,408
Spark DSO LLC (2)	Healthcare	Revolver	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/20/2026	252,550	245,668	223,524
Spark DSO LLC (1) (3) (4)	Healthcare	Term Loan	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/19/2026	6,537,070	6,482,860	6,308,273
The Center for Orthopedic and Research Excellence, Inc. (1) (5)	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,129,965	1,127,258	1,124,315
The Center for Orthopedic and Research Excellence, Inc. (4) (5)	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,717,695	1,705,854	1,709,106
The Center for Orthopedic and Research Excellence, Inc. (3)	Healthcare	Delayed Draw Term Loan	11.54% (S + 6.00%; 1.00% Floor)	08/15/2025	1,704,784	1,690,066	1,696,260
The Center for Orthopedic and Research Excellence, Inc. (2)	Healthcare	Revolver	13.50% (S + 6.00%; 1.00% Floor)	08/15/2025	17,263	13,836	13,811
The Center for Orthopedic and Research Excellence, Inc. (5)	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	3,199,846	3,171,614	3,183,847
The Center for Orthopedic and Research Excellence, Inc. (1) (3)	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	4,793,587	4,767,499	4,769,619
West Dermatology (2)	Healthcare	Delayed Draw Term Loan	12.78% (S + 7.25%; 1.00% Floor)	03/17/2028	1,489,436	1,450,810	1,312,177
West Dermatology (2)	Healthcare	Revolver	12.79% (S + 7.25%; 1.00% Floor)	03/17/2028	958,473	940,053	886,948
West Dermatology (1) (3) (4) (5)	Healthcare	Term Loan	12.71% (S + 7.25%; 1.00% Floor)	03/17/2028	11,296,578	11,128,125	10,647,025
AmerCareRoyal, LLC (1)	Business Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	494,290	487,686	494,290
AmerCareRoyal, LLC (1) (5)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,094,427	3,997,707	4,094,427
AmerCareRoyal, LLC (4) (5)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	508,718	499,164	508,718
AmerCareRoyal, LLC (1) (3)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	1,991,045	1,974,802	1,991,045
Cerifi, LLC (2)	Business Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/01/2027	738,528	723,419	721,911
Cerifi, LLC (1) (3) (4) (5)	Business Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/31/2028	15,905,111	15,665,118	15,666,535
Engage2Excel, Inc.	Business Services	Revolver	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	379,732	376,898	374,036
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	2,707,241	2,683,728	2,666,633
Engage2Excel, Inc. (1)	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	939,636	931,462	925,541
Mr. Greens Intermediate, LLC (2) (6)	Business Services	Delayed Draw Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(70,542)	(19,726)
Mr. Greens Intermediate, LLC (2) (6)	Business Services	Revolver	6.25% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(28,217)	(7,891)
Mr. Greens Intermediate, LLC (4) (5)	Business Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	6,280,844	6,110,020	6,233,738
MSM Acquisitions, Inc. (5)	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	3,012,208	2,978,739	2,741,109
MSM Acquisitions, Inc. (5)	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	368,241	367,112	335,099
MSM Acquisitions, Inc. (2) (8)	Business Services	Revolver	10.51% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	1,071,915	1,059,652	961,660
MSM Acquisitions, Inc. (1) (3) (4) (5)	Business Services	Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	8,231,869	8,154,681	7,491,001
Rep Tec Intermediate Holdings, Inc. (2) (6)	Business Services	Revolver	12.00% (S + 5.50%; 1.00% Floor)	12/01/2027	—	(11,682)	(5,498)
Rep Tec Intermediate Holdings, Inc. (1) (3) (5)	Business Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/01/2027	11,604,300	11,514,426	11,546,279
Sako and Partners Lower Holdings LLC (1) (5)	Business Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	3,532,073	3,468,222	3,525,820
Sako and Partners Lower Holdings LLC (2) (6)	Business Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	—	(29,545)	(6,215)
Sako and Partners Lower Holdings LLC (1) (3) (4) (5)	Business Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	14,766,094	14,414,199	14,692,264
Sako and Partners Lower Holdings LLC (2) (6)	Business Services	Delayed Draw Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	—	(39,562)	(39,562)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Sako and Partners Lower Holdings LLC (5)	Business Services	Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	$1,695,528	$1,661,618	$1,661,618
Activ Software Holdings, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.65% (S + 6.25%; 1.00% Floor)	05/04/2027	627,640	613,003	624,502
Activ Software Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	—	(7,370)	(3,244)
Activ Software Holdings, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	7,907,703	7,817,344	7,868,164
Activ Software Holdings, LLC (1)	Software & Tech Services	Term Loan	11.90% (S + 6.25%; 1.00% Floor)	05/04/2027	2,510,561	2,451,997	2,498,008
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(11,550)	—
Admiral Buyer, Inc (2) (6)	Software & Tech Services	Revolver	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(8,262)	—
Admiral Buyer, Inc (1) (4) (5)	Software & Tech Services	Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	5,784,067	5,698,400	5,784,067
AMI US Holdings, Inc. (2) (6)	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.00% Floor)	04/01/2025	—	(1,216)	—
AMI US Holdings, Inc. (1) (4)	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 1.00% Floor)	04/01/2025	7,923,845	7,884,633	7,923,845
Avalara, Inc. (2) (6)	Software & Tech Services	Revolver	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(21,501)	—
Avalara, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,438,912	10,653,748
Avetta, LLC (1) (4) (5)	Software & Tech Services	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	10/18/2030	21,899,376	21,416,141	21,406,640
Avetta, LLC (2) (6)	Software & Tech Services	Revolver	11.15% (S + 5.75%; 1.00% Floor)	10/18/2029	—	(45,405)	(46,927)
Bonterra, LLC (2)	Software & Tech Services	Revolver	7.25% (S + 7.25%; 0.75% Floor)	09/08/2027	345,525	334,749	328,249
Bonterra, LLC	Software & Tech Services	Term Loan	12.35% (S + 0.00%; 8.00% PIK; 0.75% Floor)	09/08/2027	2,713,108	2,675,770	2,713,108
Bonterra, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	09/08/2027	15,944,506	15,801,371	15,705,338
Brightspot Buyer, Inc (2) (6)	Software & Tech Services	Revolver	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	—	(8,921)	(17,007)
Brightspot Buyer, Inc (3)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,418,312	1,412,383
Brightspot Buyer, Inc (1) (3)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,147,185	5,085,182
BSI2 Hold Nettle, LLC (2) (6)	Software & Tech Services	Revolver	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	—	(6,691)	(8,834)
BSI2 Hold Nettle, LLC (3) (5)	Software & Tech Services	Term Loan	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	4,652,488	4,599,653	4,582,701
BSI2 Hold Nettle, LLC (3)	Software & Tech Services	Term Loan	10.19% (S + 5.00%; 0.75% Floor)	06/30/2028	620,773	608,394	611,461
BusinesSolver.com, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	168,178	164,311	165,487
BusinesSolver.com, Inc. (3) (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	7,250,814	7,202,733	7,232,686
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,836)	(6,258)
Community Brands Parentco, LLC (2) (6)	Software & Tech Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,845)	(7,301)
Community Brands Parentco, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	6,968,409	6,866,195	6,846,462
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	—	(10,483)	—
Coupa Holdings,LLC (2) (6)	Software & Tech Services	Revolver	12.86% (S + 7.50%; 0.75% Floor)	02/27/2029	—	(15,673)	(1,815)
Coupa Holdings,LLC (1) (4) (5)	Software & Tech Services	Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	10,617,824	10,370,153	10,591,279
Datacor, Inc. (4) (5)	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	2,545,283	2,518,898	2,513,467
Datacor, Inc. (2)	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	442,618	425,112	426,810
Datacor, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	14,277,103	14,095,804	14,098,639
Degreed, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(50,032)	(29,738)
Degreed, Inc. (2) (6)	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(912)	(13,579)
Degreed, Inc. (3)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	5,240,236	5,229,641	5,069,928
Degreed, Inc. (3)	Software & Tech Services	Term Loan	12.46% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	2,829,885	2,816,471	2,737,914
Dispatch Track, LLC (2) (6)	Software & Tech Services	Revolver	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(897)	(1,510)
Dispatch Track, LLC (1) (5)	Software & Tech Services	Term Loan	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,814,127	9,800,687
EET Buyer, Inc. (2)	Software & Tech Services	Revolver	12.03% (S + 6.50%; 0.75% Floor)	11/08/2027	207,326	190,901	191,776
EET Buyer, Inc. (4)	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	4,139,650	4,048,102	4,077,555
EET Buyer, Inc. (3) (4) (5)	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	6,787,048	6,698,121	6,685,242
Exterro, Inc. (2)	Software & Tech Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	06/01/2027	369,281	360,934	369,281
Exterro, Inc. (1)	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	2,793,450	2,789,044	2,793,450
Exterro, Inc. (1) (4)	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	5,809,123	5,773,848	5,809,122
Exterro, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	6,237,900	6,221,684	6,237,900
Faithlife, LLC (1) (4)	Software & Tech Services	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	706,493	701,549	706,493
Faithlife, LLC (2) (6)	Software & Tech Services	Revolver	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	—	(1,945)	—
Faithlife, LLC (1) (4) (5)	Software & Tech Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	303,402	301,275	303,402
Fusion Holding Corp (2) (6)	Software & Tech Services	Revolver	11.72% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(23,232)	(6,896)
Fusion Holding Corp (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.72% (S + 6.25%; 0.75% Floor)	09/15/2029	16,726,111	16,416,902	16,642,480
Fusion Risk Management, Inc. (2) (6)	Software & Tech Services	Revolver	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	—	(15,169)	(16,801)
Fusion Risk Management, Inc. (3)	Software & Tech Services	Term Loan	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	7,135,236	7,008,832	6,992,531
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,826)	(24,393)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(10,516)	(15,245)
G Treasury SS, LLC (2) (6)	Software & Tech Services	Revolver	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,835)	(18,294)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
G Treasury SS, LLC (1) (3)	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	$3,649,738	$3,599,124	$3,576,743
Genesis Acquisition Co. (3)	Software & Tech Services	Revolver	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	202,400	201,987	202,400
Genesis Acquisition Co. (1) (5)	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	3,631,930	3,616,293	3,631,930
Genesis Acquisition Co. (5)	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	341,770	338,869	341,770
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(14,935)	(12,323)
Greenhouse Software, Inc. (2) (6)	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(11,873)	(6,045)
Greenhouse Software, Inc. (3)	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,225,693	12,253,076
Greenhouse Software, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,223,098	14,362,895
Gryphon-Redwood Acquisition LLC (2) (4) (8)	Software & Tech Services	Delayed Draw Term Loan	10.51% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	1,075,181	1,053,232	1,067,251
Gryphon-Redwood Acquisition LLC (1)	Software & Tech Services	Term Loan	9.35% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,704,487	3,657,019	3,685,964
GS AcquisitionCo, Inc. (2) (6)	Software & Tech Services	Revolver	5.50% (S + 5.50%; 1.00% Floor)	05/22/2026	—	(562)	(5,709)
GS AcquisitionCo, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	05/22/2026	9,381,588	9,369,931	9,264,318
Hirevue, Inc. (2) (6)	Software & Tech Services	Revolver	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	—	(36,819)	(28,808)
Hirevue, Inc. (4) (5)	Software & Tech Services	Term Loan	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	12,934,244	12,635,647	12,707,894
Iodine Software, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(31,957)	—
Iodine Software, LLC (3) (5)	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	7,875,642	7,784,890	7,875,642
Iodine Software, LLC (2) (6)	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(12,511)	—
Iodine Software, LLC (1) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	5,228,004	5,167,945	5,228,004
Kaseya Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	39,178	31,195	39,178
Kaseya Inc. (2) (8)	Software & Tech Services	Revolver	10.51% (S + 5.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	160,904	157,154	157,711
Kaseya Inc. (1) (4) (5)	Software & Tech Services	Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	10,596,694	10,472,462	10,543,710
Mavenlink, Inc. (2)	Software & Tech Services	Revolver	11.76% (S + 0.00%; 0.75% Floor)	06/03/2027	1,446,026	1,423,378	1,409,946
Mavenlink, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.77% (S + 0.00%; 6.25% PIK; 0.75% Floor)	06/03/2027	15,264,979	15,074,764	14,959,680
Medbridge Holdings, LLC (2) (6)	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(13,848)	(17,203)
Medbridge Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,207,981	15,175,773
Medbridge Holdings, LLC (1)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	961,512	962,176
Metametrics, Inc. (2) (6)	Software & Tech Services	Revolver	10.47% (S + 5.00%; 1.00% Floor)	09/10/2025	—	(3,745)	—
Metametrics, Inc. (1) (5)	Software & Tech Services	Term Loan	10.45% (S + 5.00%; 1.00% Floor)	09/10/2025	3,472,106	3,449,523	3,472,106
Moon Buyer, Inc. (5)	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	576,078	573,348	568,876
Moon Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.22% (S + 4.75%; 1.00% Floor)	04/21/2027	—	(9,788)	(14,547)
Moon Buyer, Inc. (1) (3) (4) (5)	Software & Tech Services	Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	6,240,840	6,188,125	6,162,829
Mykaarma Acquisition LLC (2) (6)	Software & Tech Services	Revolver	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(8,417)	(4,449)
Mykaarma Acquisition LLC (3) (5)	Software & Tech Services	Term Loan	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,339,104	6,250,126	6,291,561
Navigate360, LLC (5)	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	1,790,047	1,773,419	1,767,671
Navigate360, LLC (2) (6)	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	—	(7,831)	(7,553)
Navigate360, LLC (4) (5)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	2,243,081	2,208,661	2,215,042
Navigate360, LLC (3)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	4,155,627	4,099,241	4,103,682
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,817)	(27,504)
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Revolver	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(1,995)	(9,684)
Netwrix Corporation And Concept Searching Inc. (1) (4) (5)	Software & Tech Services	Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	9,880,549	9,861,658	9,757,042
Netwrix Corporation And Concept Searching Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.25%; 0.75% Floor)	06/11/2029	—	(16,061)	(4,656)
Penn TRGRP Holdings, LLC (2) (6)	Software & Tech Services	Revolver	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	—	(20,348)	(15,815)
Penn TRGRP Holdings, LLC (1) (3) (5)	Software & Tech Services	Term Loan	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	6,956,801	6,824,545	6,852,449
Pieper Memorial, LLC (1) (2) (5)	Healthcare	Delayed Draw Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,700,286	2,634,630	2,631,284
Pieper Memorial, LLC (4) (5)	Healthcare	Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,072,313	2,032,917	2,030,866
Ping Identity Corporation (2) (6)	Software & Tech Services	Revolver	12.36% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(24,270)	—
Ping Identity Corporation (1) (3) (4) (5)	Software & Tech Services	Term Loan	12.36% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,780,422	12,033,445
Ranger Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.75% Floor)	11/18/2027	—	(15,877)	(20,987)
Ranger Buyer, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 0.75% Floor)	11/17/2028	14,138,951	13,927,148	13,891,520
Sauce Labs, Inc. (2)	Software & Tech Services	Delayed Draw Term Loan	11.49% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	591,875	570,275	568,200
Sauce Labs, Inc. (3)	Software & Tech Services	Delayed Draw Term Loan	11.48% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,934,726	1,911,106	1,896,031
Sauce Labs, Inc. (2) (6)	Software & Tech Services	Revolver	11.48% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(15,757)	(25,636)
Sauce Labs, Inc. (3)	Software & Tech Services	Term Loan	10.98% (S + 5.50%; 0.05% PIK; 1.00% Floor)	08/16/2027	7,541,536	7,435,065	7,390,705
Saviynt, Inc. (2) (3) (4)	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	3,096,164	2,959,098	2,973,261

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Saviynt, Inc. (2) (6)	Software & Tech Services	Revolver	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	$—	$(12,222)	$(12,196)
Saviynt, Inc. (1) (3)	Software & Tech Services	Term Loan	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	18,966,641	18,584,633	18,587,308
Securonix, Inc. (2) (6)	Software & Tech Services	Revolver	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	—	(19,349)	(173,063)
Securonix, Inc. (1) (3)	Software & Tech Services	Term Loan	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	8,546,314	8,438,887	7,584,854
Serrano Parent, LLC (2) (6)	Software & Tech Services	Revolver	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	—	(47,644)	(41,720)
Serrano Parent, LLC (1) (3) (4) (5)	Software & Tech Services	Term Loan	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	21,207,477	20,716,642	20,783,327
Sirsi Corporation (2) (6)	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	—	(377)	—
Sirsi Corporation (1) (5)	Software & Tech Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	6,018,017	6,013,615	6,018,017
SIS Purchaser, Inc. (2) (6)	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	—	(9,617)	(11,660)
SIS Purchaser, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	11,811,617	11,708,637	11,693,501
SIS Purchaser, Inc. (5)	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	2,261,109	2,239,519	2,238,497
Soladoc, LLC (2) (6)	Software & Tech Services	Delayed Draw Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(17,615)	(64,781)
Soladoc, LLC (2) (6)	Software & Tech Services	Revolver	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(8,820)	(22,085)
Soladoc, LLC (1) (3)	Software & Tech Services	Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	5,889,225	5,801,038	5,668,379
SugarCRM, Inc. (2) (6)	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	—	(551)	—
SugarCRM, Inc. (1) (3)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,258,942	4,268,824
Sundance Group Holdings, Inc. (3) (4)	Software & Tech Services	Delayed Draw Term Loan	11.72% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,505,087	3,520,649
Sundance Group Holdings, Inc. (2) (8)	Software & Tech Services	Revolver	10.51% (S + 6.25%; 1.00% Floor)	07/02/2027	709,451	692,581	698,809
Sundance Group Holdings, Inc. (4)	Software & Tech Services	Term Loan	11.74% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	453,063	460,312
Sundance Group Holdings, Inc. (1) (5)	Software & Tech Services	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,683,610	11,735,496
Sysnet North America, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/01/2026	8,771,786	8,709,334	8,684,068
Telcor Buyer, Inc. (2) (6)	Software & Tech Services	Revolver	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	—	(2,686)	(2,908)
Telcor Buyer, Inc. (1) (5)	Software & Tech Services	Term Loan	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	7,874,692	7,802,059	7,795,945
Telesoft Holdings, LLC (2)	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	85,551	81,079	75,106
Telesoft Holdings, LLC (3) (5)	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	5,744,840	5,700,632	5,644,305
Unanet, Inc. (2) (4)	Software & Tech Services	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	12/08/2028	1,547,761	1,503,508	1,528,809
Unanet, Inc. (2) (6)	Software & Tech Services	Revolver	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	—	(20,905)	(12,635)
Unanet, Inc. (3) (5)	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	12,003,044	11,803,922	11,883,013
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	477,340	473,604	470,180
Ungerboeck Systems International, LLC (1)	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	322,391	319,620	317,555
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	680,432
Ungerboeck Systems International, LLC (2) (6)	Software & Tech Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	—	(2,335)	(3,441)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	263,748	257,746	259,792
Ungerboeck Systems International, LLC (3)	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	136,383	134,447	134,337
Ungerboeck Systems International, LLC (1) (3)	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,693,939	2,676,518
Vectra AI, Inc. (1)	Software & Tech Services	Delayed Draw Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	1,163,793	1,148,926	1,143,427
Vectra AI, Inc. (2) (6)	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	—	(2,598)	(4,073)
Vectra AI, Inc. (1) (3) (4)	Software & Tech Services	Term Loan	11.82% (S + 6.25%; 1.00% Floor)	03/02/2028	5,552,870	5,473,638	5,455,695
Vehlo Purchaser, LLC (3) (4)	Software & Tech Services	Delayed Draw Term Loan	10.55% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,143,886	6,086,767
Vehlo Purchaser, LLC (2)	Software & Tech Services	Revolver	10.46% (S + 5.00%; 0.75% Floor)	05/24/2028	123,904	110,136	102,220
Vehlo Purchaser, LLC (1) (3) (5)	Software & Tech Services	Term Loan	10.54% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,054,831	21,912,362
Velocity Purchaser Corporation (2) (6)	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	—	(530)	—
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	2,141,338	2,136,197	2,141,338
Velocity Purchaser Corporation (1)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	532,667	531,087	532,666
Velocity Purchaser Corporation (1) (5)	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	4,229,879	4,210,048	4,229,879
Veracross LLC (1) (5)	Software & Tech Services	Delayed Draw Term Loan	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	1,727,307	1,675,853	1,697,079
Veracross LLC (2) (6)	Software & Tech Services	Revolver	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	—	(15,012)	(19,470)
Veracross LLC (3)	Software & Tech Services	Term Loan	7.46% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	13,537,910	13,372,753	13,300,997
Vhagar Purchaser, LLC (4)	Software & Tech Services	Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	3,360,201	3,268,372	3,259,395
Vhagar Purchaser, LLC. (2)	Software & Tech Services	Delayed Draw Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	168,010	155,518	154,943
Vhagar Purchaser, LLC. (2) (6)	Software & Tech Services	Revolver	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	—	(10,203)	(11,201)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Zendesk, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	$—	$(27,372)	$—
Zendesk, Inc. (2) (6)	Software & Tech Services	Revolver	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	—	(22,519)	(3,432)
Zendesk, Inc. (1) (3) (5)	Software & Tech Services	Term Loan	8.36% (S + 6.25%; 3.25 % PIK; 0.75% Floor)	11/22/2028	13,681,445	13,453,800	13,647,242
Fullsteam Operations LLC (4) (5)	Digital Infrastructure & Services	Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	4,978,075	4,855,464	4,853,623
Next Holdco, LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(24,495)	(24,890)
Next Holdco, LLC (2) (6)	Digital Infrastructure & Services	Revolver	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(15,310)	(15,556)
Next Holdco, LLC (2) (6)	Software & Tech Services	Term Loan	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	13,118,364	12,795,384	12,790,405
Pace Health Companies, LLC (4)	Software & Tech Services	Revolver	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	—	(33,485)	(34,162)
Pace Health Companies, LLC (2)	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	707,091	662,122	672,048
Towerco IV Holdings, LLC (1) (2) (4) (5)	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(15,347)	(15,575)
Your Part-Time Controller, LLC (4)	Software & Tech Services	Revolver	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(12,279)	(12,460)
Your Part-Time Controller, LLC (2) (6)	Software & Tech Services	Term Loan	13.78% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,204,446	7,201,220
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	9,285,113	9,147,753	9,145,836
Enverus Holdings, Inc. (2) (6)	Software & Tech Services	Delayed Draw Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	—	(17,499)	(17,856)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	11.37% (S + 6.00%; 0.75% Floor)	11/09/2029	—	(13,091)	(13,403)
Heartland PPC Buyer LLC (2) (6)	Healthcare	Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	1,383,033	1,364,426	1,383,033
Heartland PPC Buyer LLC (2) (6)	Healthcare	Delayed Draw Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	195,120	180,661	195,120
Heartland PPC Buyer LLC (1) (4) (5)	Digital Infrastructure & Services	Delayed Draw Term Loan	9.71% (S + 4.25%; 1.00% Floor)	08/31/2028	17,672,017	17,596,763	17,429,698
Your Part-Time Controller, LLC	Business Services	Term Loan	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	6,907,709	6,772,375	6,769,554
Your Part-Time Controller, LLC	Business Services	Revolver	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	—	(12,299)	(12,559)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(3,296)	(3,308)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(10,031)	(10,067)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	8,820,249	8,688,410	8,687,945
Heartland PPC Buyer LLC	Business Services	Delayed Draw Term Loan	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(18,708)	(18,839)
Heartland PPC Buyer LLC	Business Services	Revolver	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(22,428)	(22,607)
Heartland PPC Buyer LLC	Business Services	Term Loan	11.35% (S + 5.75%; 0.75% Floor)	12/12/2029	5,651,762	5,539,510	5,538,726

Total U.S. 1st Lien/Senior Secured Debt						1,270,618,569	1,246,838,945
2nd Lien/Junior Secured Debt —1.83%
Conterra Ultra Broadband Holdings, Inc. (1) (5)	Digital Infrastructure & Services	Term Loan	13.96% (S + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,489,084	6,521,366
Symplr Software, Inc. (1) (4)	Software & Tech Services	Term Loan	13.36% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,089,537	2,684,519

Total U.S. 2nd Lien/Junior Secured Debt						9,578,621	9,205,885

Total U.S. Corporate Debt						1,280,197,190	1,256,044,830
Canadian Corporate Debt —4.74%
1st Lien/Senior Secured Debt —4.74%
Syntax Systems Ltd (1) (5) (9)	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	10/29/2028	8,684,697	8,622,463	8,619,561
Syntax Systems Ltd (2) (9)	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	10/29/2026	597,175	591,592	589,872
McNairn Holdings Ltd. (1) (9)	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	735,190	727,122	735,190
Banneker V Acquisition, Inc. (1) (3) (5) (9)	Software & Tech Services	Term Loan	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	13,258,433	13,083,544	12,993,265
Banneker V Acquisition, Inc. (2) (6) (9)	Software & Tech Services	Revolver	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	—	(13,323)	(17,934)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
Banneker V Acquisition, Inc. (5) (9)	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	1,024,233	1,016,162	1,003,748

Total Canadian 1st Lien/Senior Secured Debt						24,027,560	23,923,702

Total Canadian Corporate Debt						24,027,560	23,923,702

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value
U.S. Preferred Stock —1.74%
MSP Global Holdings, Inc (11)	Class A	Digital Infrastructure & Services	01/24/2022	$333,937	$272,826	$327,690
Bowline Topco LLC ^^ (11) (12)	LLC Units	Energy	08/09/2021	2,946,390	—	—
Alphasense, Inc. (9) (11)	Series C	Software & Tech Services	06/01/2021	23,961	369,843	632,053
Concerto Health AI Solutions, LLC (11) (12)	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	327,029
Datarobot, Inc. (11)	Series E	Software & Tech Services	08/30/2019	38,190	289,278	263,363
Datarobot, Inc. (11)	Series F	Software & Tech Services	10/27/2020	6,715	88,248	62,997
Degreed, Inc. (11)	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	241,557
Degreed, Inc. (11)	Series D	Software & Tech Services		16,943	278,308	231,450
Content Square SAS (11)	Series F	Software & Tech Services		24,472	206,755	206,715
Content Square SAS (11)	Earn Out	Software & Tech Services		2,027	8,561	—
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.) (11)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,576,537
Netskope, Inc. (11)	Series G	Software & Tech Services	01/27/2020	36,144	302,536	399,649
Phenom People, Inc. (11)	Series C	Software & Tech Services	01/08/2020	35,055	220,610	395,180
Protoscale Rubrik, LLC (11)	Class B	Software & Tech Services	01/04/2019	25,397	598,212	640,415
Swyft Parent Holdings LP (11) (12)	Preferred Units	Software & Tech Services	02/07/2022	850,470	758,389	943,224
Symplr Software Intermediate Holdings, Inc. (11)	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	2,056,192
Vectra AI, Inc (11)	Series F	Software & Tech Services	05/28/2021	17,064	131,095	104,619
SCP Resonatics Aggregator I, LLC (11)	Class A	Healthcare		541	368,990	368,990

Total U.S. Preferred Stock					6,994,461	8,777,660
U.S. Common Stock —2.00%
Content Square SAS (11)	Ordinary Shares	Software & Tech Services		$75,889	$416,757	$416,758
Global Radar Holdings, LLC (11) (12)	Earn Out	Business Services	11/08/2022	125	—	—
AEG Holding Company, Inc. (11)	Class A	Consumer Discretionary	11/20/2017	320	321,309	252,213
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC) (11)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	143,917
8x8, Inc. (9) (11) (13)	Common Units	Digital Infrastructure & Services		7,886	170,890	29,809
Avant Communications, LLC (11) (12)	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	344,264
MSP Global Holdings, Inc. (11)	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,110	86,110
NEPCORE Parent Holdings, LLC (11)	LP Interests	Digital Infrastructure & Services	10/21/2021	98	97,884	30,933
Neutral Connect, LLC (11)	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	227,344
Thrive Parent, LLC (11)	Class L	Digital Infrastructure & Services	01/22/2021	102,108	271,128	486,246
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC) (11)	Units	Healthcare	09/30/2021	34,492	34,492	28,007
American Outcomes Management, L.P. (11) (12)	Class A	Healthcare	02/17/2022	290,393	18,979	454,404
Community Based Care Holdings, LP (11)	Senior Common Units	Healthcare	01/03/2022	179	178,916	245,905
GSV MedSuite Investments, LLC (Millin Purchaser, LLC) (11)	Class A	Healthcare	03/31/2022	86,555	86,555	73,611
Health Platform Group, Inc (11)	Earn Out	Healthcare	10/31/2020	16,502	—	4,455
INH Group Holdings, Inc. (11)	Class A	Healthcare	01/31/2019	484,552	484,552	9,135
RCFN Parent, LP (People’s Care) (11)	LP Interests	Healthcare	06/18/2021	77	78,284	80,825
REP Coinvest III AGP Blocker, L.P. (Agape Care Group) (11)	LP Interests	Healthcare	10/14/2021	590,203	590,203	1,021,579
SBS Super Holdings, LLC ^^^ (11)	Class A	Healthcare	05/12/2023	21	—	—
SBS Super Holdings, LLC ^^^ (11)	Class B	Healthcare	05/12/2023	100	10	—
Brightspot Holdco, LLC (11)	Class A	Software & Tech Services	11/16/2021	433,207	433,207	450,807
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC) (11)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	179,340
Human Security (11)	Class A	Software & Tech Services	07/29/2022	329,116	953,134	639,114
Moon Topco, L.P. (Radiant Logic, Inc.) (11)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	54,330
Mykaarma Acquisition LLC (11)	LP Interests	Software & Tech Services	03/21/2022	257,031	257,031	340,890
Pamlico Part Time (11)	LP Interests	Software & Tech Services		138,390	138,390	138,390
Ranger Lexipol Holdings, LLC (11)	Class A	Software & Tech Services	11/18/2021	433	355,837	464,789
Ranger Lexipol Holdings, LLC (11)	Class B	Software & Tech Services	11/18/2021	433	77,371	105,986
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.) (11)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	267,689
Servpro, LLC (11)	LP Interests	Business Services		277,533	277,533	277,533
Stripe, Inc. (11)	Class B	Software & Tech Services		4,158	166,854	94,948
Swyft Parent Holdings LP (11) (12)	LP Interests	Software & Tech Services	02/07/2022	4,485	53,049	48,549
SCP Resonatics Aggregator I, LLC (11)	Class B	Healthcare		32,450	171,840	171,840
ADT Commercial Co Invest (9) (11)	LP Interests	Healthcare	09/29/2023	1,100,000	1,100,000	1,100,000
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC) (11)	LP Interests	Transport & Logistics	02/05/2021	193,770	53,301	263,971

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation
Consolidated Schedule of Investments as of December 31, 2023

REP RO Coinvest IV A Blocker (Road One) (11)	Class A	Transport & Logistics	12/28/2022	$66,441,840	$664,418	$759,364
Consortium Networks, LLC (11)	LP Interests	Software & Tech Services		776,334	776,334	776,334

Total U.S. Common Stock					9,415,044	10,069,389
U.S. Warrants —0.20%
Alphasense, Inc., expire 05/29/2027(9) (11)	Series B	Software & Tech Services	06/02/2020	40,394	35,185	765,510
Degreed, Inc., expire 04/11/2028 (11)	Series D	Software & Tech Services	04/11/2021	7,624	—	5,736
Degreed, Inc., expire 05/31/2026 (11)	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	49,501
Degreed, Inc., expire 08/18/2029 (11)	Common Shares	Software & Tech Services	08/18/2022	9,374	41,527	22,124
ScyllaDB, Inc., expire 09/08/2032(9) (11)	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	98,162
Vectra AI, Inc., expire 03/18/2031 (11)	Series F	Software & Tech Services	03/18/2021	35,156	58,189	77,654

Total U.S. Warrants					225,605	1,018,687
United Kingdom Warrants — 0.05%
GlobalWebIndex, Inc., expire 12/30/2027 (11)	Preferred Units	Software & Tech Services	12/30/2020	11,776	159,859	272,172

Total United Kingdom Warrants					159,859	272,172

Portfolio Company	Class/Series			Shares	Cost	Fair Value
U.S. Investment Companies —2.18%
Orangewood WWB Co-Invest, L.P. (11) (14)	LP Interests			$829,314	$829,314	$1,127,867
ORCP III Triton Co-Investors, L.P. (11) (14)	LP Interests			341,592	98,394	789,761
AB Equity Investors, L.P. (11) (14)	LP Interests			5,377,887	5,377,887	6,064,911
Falcon Co-Investment Partners, L.P. (11) (14)	LP Interests			818,579	818,579	819,397
GHP E Aggregator, LLC (11) (14)	LLC Units			417,813	186,588	666,829
GHP SPV 2, L.P. (9) (11) (14)	LP Interests			271,942	271,942	267,863
Magenta Blocker Aggregator, LP (11) (14)	LP Interests			821,397	676,978	1,016,067
Palms Co-Investment Partners, L.P. (11) (14)	LP Interests			261,449	261,449	261,449

					8,521,131	11,014,144

Total U.S. Investment Companies					8,521,131	11,014,144
TOTAL INVESTMENTS—260.04%(15)					$1,329,540,850	$1,311,120,584

Portfolio Company		Industry		Shares	Cost	Fair Value
Cash Equivalents —11.35%
Blackrock T Fund I (13) (16)	Money Market	Money Market Portfolio	5.26% (17)	$29,297,280	$29,297,280	$29,297,280
State Street Institutional US Government Money Market Fund (13) (16)	Money Market	Money Market Portfolio	5.23% (17)	5,594,935	5,594,935	5,594,935
US Bank MMDA GCTS Money Market Fund (13)(16)	Money Market	Money Market Portfolio	4.75% (17)	22,338,035	22,338,035	22,338,035

Total Cash Equivalents					57,230,250	57,230,250

Cash —3.06%
US Dollar	Cash	USD		15,441,678	15,441,678	15,441,678

Total Cash					15,441,678	15,441,678

Total Cash and Cash Equivalents					72,671,928	72,671,928

LIABILITIES IN EXCESS OF OTHER ASSETS—(174.45%)						$(879,595,267)

NET ASSETS—100.00%						$504,197,245

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
June 30, 2024
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
On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. As of June 30, 2024, the Fund had total Capital Commitments of $690,233,884, of which 15% or $105,720,487 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on
investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
On February 7, 2020, the Fund and an affiliate of Abbott Capital Management, LLC (“Abbott”) became members of ABPCIC Equity Holdings, LLC (“ABPCICE”), a Delaware limited liability company and a special purpose vehicle designed to invest in private equity investments sourced by Abbott. The Fund is the managing member and owns 100% of the Class L Units and 93% of the Class A Units of ABPCICE. As a result, the Fund consolidates ABPCICE in its consolidated financial statements and records a non-controlling
interest of the equity interests in ABPCICE not held by the Fund.
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
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2024, the Fund had certain investments held in four portfolio companies on non-accrual
status, which represented 1.36% and 0.23% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2023, the Fund had certain investments held in three portfolio companies on non-accrual
status, which represented 1.46% and 0.27% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively.
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
As of June 30, 2024, and December 31, 2023, the Fund had no excise tax.
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
For the three and six months ended June 30, 2024, the Fund accrued income taxes of $
91,736
and $
179,306
, respectively. For the three and six months ended June 30, 2023, the Fund accrued income taxes of $
260,725
and
278,026
, respectively. As of June 30, 2024, and December 31, 2023, $
142,842
and $
241,195
, respectively, of accrued income taxes remained payable.
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
For the three and six months ended June 30, 2024, the Fund incurred a management fee of $4,911,685 and $9,558,202, respectively. For the three and six months ended June 30, 2023, the Fund incurred a management fee of $4,204,038 and $8,142,942, respectively. As of June 30, 2024, and December 31, 2023, $4,911,685 and $4,479,535, respectively, of accrued management fee remained payable.
The Fund also pays the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee consists of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.
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
For the three and six months ended June 30, 2024, the Fund incurred income-based incentive fees of $3,250,337 and $6,492,093, respectively. For the three and six months ended June 30, 2023, the Fund incurred income-based incentive fees of $2,600,473 and $5,355,077, respectively. As of June 30, 2024 and December 31, 2023, $3,250,337, and $3,369,132, respectively, of accrued income-based incentive fees remained payable.
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
While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three and six months ended June 30, 2024 and June 30, 2023. As of June 30, 2024 and December 31, 2023, $0 and $0, respectively, of capital gains incentive fee remained payable.

The amount of capital gains incentive fee expense related to a hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Second Amended and Restated Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.
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
The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Second Amended and Restated Advisory Agreement, or (b) the Board of the Fund making a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement, that have not been reimbursed by the Fund to the Adviser. As of June 30, 2024, there was no expense support provided and no reimbursement payments were made.

Transfer Agency Agreement
On September 26, 2017, the Fund and Alliance Bernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.
For the three and six months ended June 30, 2024, the Fund accrued $27,837 and $66,525, respectively, in transfer agent fees. For the three and six months ended June 30, 2023, the Fund accrued $36,215 and $71,487, respectively, in transfer agent fees. As of June 30, 2024 and December 31, 2023, $27,837 and $35,381, respectively, of accrued transfer agent fees remained payable.
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
Affiliates
As defined in the Investment Company Act, an investment is deemed to be a “
controlled affiliated person
” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. As defined in the Investment Company Act an investment is deemed to be an “affiliated person” of the Fund because the Fund owns, either directly or indirectly,
5
% or more of the portfolio company’s outstanding voting securities. The table below presents the Fund’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2024
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	237,136	—	(164,289)	—	8,474	81,321	—
Delaware Valley Management Holdings, Inc.	624,645		(530,875)		58,508	152,278	—
Delaware Valley Management Holdings, Inc.	350,292	—	(270,490)	—	40,417	120,219	—
Delaware Valley Management Holdings, Inc.	2,252,790	—	(1,696,893)	—	216,652	772,549	—
	$3,464,863	$—	$(2,662,547)	$—	$324,051	$1,126,367	$—

For the Six Months Ended June 30, 2023
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$10	$—	$—	$(10)	$—	$—
Controlled Affiliates
Bowline Topco LLC	$173,837	$—	$—	$—	$90,649	$264,486	$—
	$173,837	$10	$—	$—	$90,639	$264,486	$—

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
AB-Abbott
Private Equity Investors 2020 (Delaware) Fund L.P.,
AB-Abbott
Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P.,
AB-Abbott
Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent.” The Fund Group Facility Sublimit (as defined in the 2021 HSBC Credit Agreement) applicable to the Fund under the 2021 HSBC Credit Facility is $50 million. Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR

(as defined in the 2021 HSBC Credit Agreement) plus the Applicable Margin (as defined in the 2021 HSBC Credit Agreement) for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of 0.35%. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2024, the Fund is in compliance with these covenants. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.
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
On May 24, 2024, the Fund entered into a Fund Group Facility Sublimit Adjustment Letter (the “May Adjustment Letter”) among the borrowers under the 2021 HSBC Credit Facility. The May Adjustment Letter reduced the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility from $30,000,000 to $10,000,000.
On June 6, 2024, the Fund entered into Amendment No. 12 to the 2021 HSBC Credit Agreement. The 2021 HSBC Credit Agreement Amendment No. 12 extended the maturity date of the 2021 HSBC Credit Facility from June 7, 2024 to June 6, 2025.
On June 17, 2024, the Fund entered into a second Fund Group Facility Sublimit Adjustment Letter (the “June Adjustment Letter”) among the borrowers under the 2021 HSBC Credit Facility. The June Adjustment Letter increased the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility from $10,000,000 to $30,000,000.
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

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket
expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. As of June 30, 2024, the Fund is in compliance with these covenants.
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
Borrowings under the Natixis Credit Agreement are secured by all of the assets held by ABPCIC Funding IV. Pursuant to the Natixis Collateral Management Agreement, the Natixis Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the Natixis Credit Facility. There is no collateral management fee charged as long as Advisor serves as a collateral manager. ABPCIC Funding IV will reimburse the expenses incurred by the Natixis Collateral Manager in the performance of its obligations under the Natixis Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding IV has made customary representations and warranties under the Natixis Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2024, the Fund is in compliance with these covenants.

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
The Fund’s outstanding borrowings through the Revolving Credit Facilities as of June 30, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$30,000,000	$21,000,000	$9,000,000	$21,000,000
Synovus	200,000,000	200,000,000	—	200,000,000
Natixis	200,000,000	179,250,000	20,750,000	179,250,000

Total	$430,000,000	$400,250,000	$29,750,000	$400,250,000

The Fund’s outstanding borrowings through the Revolving Credit Facilities as of December 31, 2023 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$8,000,000	$32,000,000	$8,000,000
Synovus	200,000,000	198,000,000	2,000,000	198,000,000
Natixis	200,000,000	105,500,000	94,500,000	105,500,000

Total	$440,000,000	$311,500,000	$128,500,000	$311,500,000

As of June 30, 2024 and December 31, 2023, deferred financing costs were $1,669,363 and $2,461,248, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.
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
The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Principal Amount	Interest Rate	Carrying Value (1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,704,316
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,867,318
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,946,927
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,423,044
Class B-R Secured Deferrable Floating Rate Note (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

*	Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $371,871 and $436,524 respectively, as of June 30, 2024 and are reflected on the consolidated statements of assets and liabilities.

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
The Adviser serves as collateral manager to the VI Issuer pursuant to a collateral management agreement between the Adviser and the VI Issuer (the “CLO VI Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement. Pursuant to a new CLO notes issuance, a collateral management fee is no longer charged as long as the Adviser serves as a collateral manager and as such, for the three and six months ended June 30, 2024, and June 30, 2023 the Fund did not incur any collateral management fees.
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
the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date is April 27, 2027. The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of June 30, 2024, and December 31, 2023 were as follows:

	June 30, 2024
	Principal Amount	Interest Rate	Carrying Value (1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 2.60%	$226,074,642
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 3.65%	$35,695,996
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 4.55%	$35,695,996
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 6.90%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

*	Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.
(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $2,533,366 respectively, as of June 30, 2024 and are reflected on the consolidated statements of assets and liabilities.

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

The CLO XIII indenture provides that the holders of the XIII Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year, commencing in October 2023. The XIII Notes will mature on
April 27, 2035
.
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
Secured Borrowings outstanding as of June 30, 2024 were as follows :

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Webster Equity Partners III-A, L.P.	4/2/2024	120 days or less from trade date	2.48	$2,325,056
Pharmalogic Holdings Corp.	6/21/2024	60 days or less from trade date	2.50	5,811,500
Duetto Research, Inc	6/27/2024	90 days or less from trade date	2.49	9,875,000

				$18,011,556

Secured Borrowings outstanding as of December 31, 2023 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	10/23/2023	90 days or less from trade date	2.27	$2,325,617

				$2,325,617

As of June 30, 2024 and December 31, 2023, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Revolving Credit Facilities, Notes, and Secured Borrowings were $961,669,795 and $856,504,192, respectively.

Interest Expense on Borrowings
For the three and six months ended June 30, 2024, and June 30, 2023, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Interest and borrowing expenses	$19,341,334	$15,739,753	$36,726,294	$28,661,398
Commitment fees	136,963	158,849	350,672	245,381
Amortization of discount, debt issuance and deferred financing costs	414,722	1,361,520	1,757,962	2,135,003

Total	$19,893,019	$17,260,122	$38,834,928	$31,041,782

Weighted average interest rate (1)	8.69%	7.74%	8.73%	7.50%
Average outstanding balance	$918,021,766	$815,524,585	$894,419,416	$770,484,167

(1)	Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.
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
The following tables summarizes the valuation of the Fund’s investments as of June 30, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$33,924,769	$—	$—	$33,924,769

Total Cash Equivalents	$33,924,769	$—	$—	$33,924,769

Assets*
1st Lien/Senior Secured Debt	$—	$—	$1,439,485,717	$1,439,485,717
2nd Lien/Junior Secured Debt	—	—	2,966,276	2,966,276
Preferred Stock	—	700,805	8,085,631	8,786,436
Common Stock and LP Interests	21,914	69,757	8,871,991	8,963,662
Warrants	—	—	1,681,858	1,681,858

Total	$21,914	$770,562	$1,461,091,473	$1,461,883,949

Investments valued at NAV as a practical expedient#				19,074,129

Total assets#				$1,480,958,078

*	See consolidated schedule of investments for industry classifications.
#
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2023:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Investment Companies	$57,230,250	$—	$—	$57,230,250

Total Cash Equivalents	$57,230,250	$—	$—	$57,230,250

Assets*
1st Lien/Senior Secured Debt	$—	$—	$1,270,762,647	$1,270,762,647
2nd Lien/Junior Secured Debt	—	—	9,205,885	9,205,885
Preferred Stock	—	—	8,777,660	8,777,660
Common Stock	29,809	—	10,039,580	10,069,389

Warrants	—	—	1,290,859	1,290,859

Total	$29,809	$—	$1,300,076,631	$1,300,106,440

Investments valued at NAV as a practical expedient#				11,014,144

Total assets#				$1,311,120,584

*	See consolidated schedule of investments for industry classifications.
#
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock and LP Interests	Warrants	Total
Balance as of January 1, 2024	$1,270,762,647	$9,205,885	$8,777,660	$10,039,580	$1,290,859	$1,300,076,631
Purchases (including PIK)	208,733,116	—	—	381,148	—	$209,114,264
Sales and principal payments	(49,883,725)	(6,537,710)	—	—	—	(56,421,435)
Realized Gain (Loss)	101,572	—	—	—	—	101,572
Net Amortization of Premium/Discount	2,689,790	51,644	—	—	—	$2,741,434
Transfers Out	—	—	(1,009,405)	(1,813,344)	—	(2,822,749)
Net Change in Unrealized Appreciation (Depreciation)	7,082,317	246,457	317,376	264,607	390,999	8,301,756

Balance as of June 30, 2024	$1,439,485,717	$2,966,276	$8,085,631	$8,871,991	$1,681,858	$1,461,091,473

Change in Unrealized Appreciation (Depreciation) for Investments Still Held	6,815,323	278,739	317,376	264,607	390,999	8,067,044
For the six months ended June 30, 2024, there were no transfers into Level 3.
For the six months ended June 30, 2024, there were transfers out of Level 3 into Level 2 of $904,386. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained.
Further amounts of $1,918,363 of Common Stock and Preferred Stock were transferred out of Level 3 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3.
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

For the year ended December 31, 2023, there were no transfers into or out of Level 3. The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2024 and December 31, 2023, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,362,096,853	Market Yield Analysis	Market Yield	8.8% - 25.6% (11.2%)	Decrease
	8,864,371	Market Approach	EBITDA Multiple	6.0x - 8.5x (7.7x)	Increase
	2,182,500	Market Approach	Revenue Multiple	0.8x	Increase
	10,402	Liquidation Value	Asset Value	N/A	Increase
	28,616	Liquidation Value	Recovery Rate	1.0%	Increase
	1,126,367	Recent Transaction	Transaction Price	N/A	N/A
	65,176,608	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien	2,966,276	Market Yield Analysis	Market Yield	14.9%	Decrease
Preferred Stock	798,007	Market Approach	EBITDA Multiple	13.0x	Increase
	2,775,242	Market Approach	Revenue Multiple	3.8x - 12.9x (8.6x)	Increase
	4,305,667	Market Yield Analysis	Market Yield	15.6% - 18.5% (17.2%)	Decrease
	206,715	Recent Transaction	Transaction Price	N/A	N/A
Common Stock	5,294,954	Market Approach	EBITDA Multiple	8.5x - 26.5x (14.6x)	Increase
	1,781,270	Market Approach	Revenue Multiple	0.5x - 8.5x (7.3x)	Increase
	213,802	Market Approach	Other Cashflow Multiple	19.5x	Increase
	416,758	Recent Transaction	Transaction Price	N/A	N/A
	385,509	Recent Purchase	Purchase Price	N/A	N/A
Warrants	1,681,858	Market Approach	Revenue Multiple	5.0x - 12.9x (10.7x)	Increase
Limited Partnership Interests	779,698	Market Approach	EBITDA Multiple	9.0x	Increase

Total Assets	$1,461,091,473

(1)	Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,179,503960	Market Yield Analysis	Market Yield	9.3% - 24.5% (11.6%)	Decrease
	5,808,782	Market Approach	EBITDA Multiple	7.3x	Increase
	28,689	Liquidation Value	Recovery Rate	1%	Increase
	176,105	Liquidation Value	Bankruptcy Costs	N/A	Increase
	85,245,111	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	9,205,885	Market Yield Analysis	Market Yield	16.6% - 17.7% (16.9%)	Decrease
Preferred Stock	399,649	Market Approach	EBITDA Multiple	10.0x	Increase
	2,898,663	Market Approach	Revenue Multiple	4.0x - 10.0x (6.4x)	Increase
	4,903,643	Market Yield Analysis	Dividend Yield	11/1% - 21.3% (12.5%)	Decrease
	575,705	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	4,948,721	Market Approach	EBITDA Multiple	8.5x - 26.5x (14.2x)	Increase
	1,941,578	Market Approach	Revenue Multiple	0.7x - 20.0x (9.0x)	Increase
	4,455	Expected Repayment	Redemption Price	N/A	Increase
	3,144,826	Recent Purchase	Purchase Price	N/A	N/A
Warrants	1,290,859	Market Approach	Revenue Multiple	5.2x - 8.6x (7.8x)	Increase

Total Assets	$1,300,076,631

(1)	Weighted averages are calculated based on fair value of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2024 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$97,704,316	$99,478,125	$—	$—	$99,478,125
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L”)	74,867,318	75,937,500	—	—	75,937,500
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	29,946,927	28,875,000	—	—	28,875,000
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	43,423,044	44,587,500	—	—	44,587,500
Class A Senior Secured Floating Rate Note (“Class A”)	226,074,642	230,850,000	—	—	230,850,000
Class B Senior Secured Floating Rate Note (“Class B”)	35,695,996	36,810,000	—	—	36,810,000
Class C Secured Deferrable Floating Rate (“Class C”)	35,695,996	36,900,000	—	—	36,900,000

Total	$543,408,239	$553,438,125	$—	$—	$553,438,125

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $371,871 and $2,969,890, respectively, as of June 30, 2024 and are reflected on the consolidated statements of assets and liabilities.

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

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $390,381 and $3,681,044, respectively, as of December 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

6. Commitments & Contingencies
Commitments
The Fund may enter into commitments to fund investments. As of June 30, 2024 and December 31, 2023 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2024 and December 31, 2023:

			6/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(9,841)	787,273	(27,555)
AAH Topco, LLC	Delayed Draw Term Loan	11/1/2025	1,847,636	—	3,213,280	(64,266)
Accelerate Resources Operating, LLC	Revolver	2/24/2027	665,739	—	665,739	—
Activ Software Holdings, LLC	Revolver	5/4/2027	648,837	—	648,837	(3,244)
Admiral Buyer, Inc	Revolver	5/8/2028	1,401,522	(17,519)	563,200	—
Admiral Buyer, Inc	Delayed Draw Term Loan	5/6/2024	—	—	1,576,961	—
AEG Holding Company, Inc.	Revolver	7/1/2024	—	—	949,335	—
Airwavz Solutions, Inc.	Revolver	3/31/2027	652,740	(3,264)	652,740	(9,791)
Airwavz Solutions, Inc.	Delayed Draw Term Loan	9/30/2024	1,431,687	—	3,644,295	(18,221)
AMI US Holdings, Inc.	Revolver	10/1/2026	1,094,605	—	1,094,605	—
AOM Acquisition, LLC.	Revolver	2/18/2027	1,218,605	(9,140)	1,218,605	(30,465)
Avalara, Inc.	Revolver	10/19/2028	1,065,375	—	1,065,375	—
Avant Communications, LLC	Revolver	11/30/2026	566,910	—	566,910	(5,669)
Avetta, LLC	Revolver	10/18/2029	2,085,655	—	2,085,655	(46,927)
Azurite Intermediate Holdings, Inc	Delayed Draw Term Loan	3/30/2026	2,559,876	(19,199)	—	—
Azurite Intermediate Holdings, Inc	Revolver	3/19/2031	1,137,723	(17,066)	—	—
Banneker V Acquisition, Inc.	Revolver	12/4/2025	777,125	(11,657)	896,683	(17,934)
Bonterra, LLC	Revolver	9/8/2027	437,665	(1,094)	806,225	(12,093)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	505,371	(7,581)	777,494	(13,606)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	1,150,710	(17,261)	2,076,626	(36,341)
Brightspot Buyer, Inc	Revolver	11/16/2027	340,146	(6,803)	680,292	(17,007)

			6/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	471,138	(7,067)	588,923	(8,834)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/1/2024	817,473	—	908,303	(2,271)
BV EMS Buyer, Inc.	Revolver	11/23/2027	79,840	(399)	—	—
BV EMS Buyer, Inc.	Delayed Draw Term Loan	3/21/2024	—	—	1,706,075	(17,061)
CallTower, Inc	Delayed Draw Term Loan	12/1/2025	1,991,230	—	1,991,230	(24,890)
CallTower, Inc	Revolver	11/30/2028	622,259	—	622,259	(15,556)
Cerifi, LLC	Revolver	4/1/2027	—	—	369,264	(5,539)
Coding Solutions Acquisition, Inc	Revolver	5/11/2028	516,984	(7,755)	516,984	(16,802)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	9/29/2025	832,693	(6,245)	2,775,643	(62,452)
Colo Holdings, LLC	PIK Revolver	3/27/2029	1,241,546	(31,039)	—	—
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	9/30/2024	164,577	(1,234)	—	—
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	760,155	(11,402)	691,050	(8,638)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	3/19/2026	3,310,191	(16,551)	—	—
Community Based Care Holdings, LP	Delayed Draw Term Loan	3/30/2024	—	—	1,938,307	(19,383)
Community Brands Parentco, LLC	Revolver	2/24/2028	417,208	—	417,208	(7,301)
Community Brands Parentco, LLC	Delayed Draw Term Loan	2/24/2024	—	—	834,415	(6,258)
Coretelligent Intermediate LLC	Revolver	10/21/2027	443,247	(48,757)	696,532	(62,688)
Coupa Holdings,LLC	Delayed Draw Term Loan	8/27/2025	948,020	—	725,890	(1,815)
Coupa Holdings,LLC	Revolver	2/27/2029	725,890	—	948,020	—
Crewline Buyer, Inc	Revolver	11/8/2030	1,366,496	—	1,366,496	(34,162)
Datacor, Inc.	Delayed Draw Term Loan	3/13/2026	5,988,015	—	—	—
Datacor, Inc.	Revolver	3/13/2029	2,462,225	—	822,004	(10,275)
Degreed, Inc.	Delayed Draw Term Loan	8/16/2024	—	—	1,321,674	(29,738)
Degreed, Inc.	Revolver	5/29/2026	—	—	417,813	(13,579)
Delaware Valley Management Holdings, Inc.	Revolver	12/31/2024	259,388	(106,998)	—	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	171,183	(87,440)	192,258	(65,925)
Dispatch Track, LLC	Revolver	12/17/2026	301,930	(755)	301,930	(1,510)
Dorado Buyer LLC	Revolver	2/6/2030	620,773	(9,312)	—	—
Dorado Buyer LLC	Delayed Draw Term Loan	2/6/2026	2,483,092	(18,623)	—	—
Duetto Research, Inc	Delayed Draw Term Loan	6/3/2026	2,017,640	(12,610)	—	—
Duetto Research, Inc	Revolver	6/26/2030	1,008,820	(12,610)	—	—
EET Buyer, Inc.	Revolver	11/8/2027	1,036,629	(2,592)	829,303	(12,440)
EET Buyer, Inc.	Delayed Draw Term Loan	4/29/2026	1,891,968	—	—	—
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	441,012	—	441,012	(3,308)
Enverus Holdings, Inc.	Revolver	12/24/2029	671,106	—	671,106	(10,067)
Exterro, Inc.	Revolver	6/1/2027	1,107,844	—	738,562	—
Faithlife, LLC	Revolver	9/18/2025	279,053	—	279,053	—
Firstdigital Communications LLC	Revolver	12/17/2026	1,174,177	(58,709)	1,174,177	(79,257)
Foundation Risk Partners, Corp.	Revolver	10/29/2029	1,038,062	(2,595)	1,038,062	(5,190)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4/15/2024	—	—	445,801	(1,115)
Fullsteam Operations LLC	Revolver	11/27/2029	415,325	—	415,325	(12,460)
Fullsteam Operations LLC	Delayed Draw Term Loan	5/27/2025	575,152	—	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2025	427,113	—	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	8/25/2025	4,203,417	(50,441)	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	2/23/2026	1,050,854	(12,610)	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2027	—	—	1,629,113	(24,437)
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2025	—	—	1,038,313	(15,575)
Fusion Holding Corp	Revolver	9/15/2027	1,034,394	(20,688)	1,379,193	(6,896)
Fusion Risk Management, Inc.	Revolver	5/22/2029	840,050	(10,501)	840,050	(16,801)
G Treasury SS, LLC	Revolver	6/29/2029	914,721	(16,008)	914,721	(18,294)
G Treasury SS, LLC	Delayed Draw Term Loan	9/30/2024	2,439,257	(18,294)	2,439,257	(24,393)
G Treasury SS, LLC	Delayed Draw Term Loan	6/30/2025	1,524,536	(11,434)	1,524,536	(15,245)
Galway Borrower, LLC	Revolver	9/29/2028	383,117	—	270,410	(3,380)

			6/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	1,378,271	—	—	—
GH Parent Holdings Inc	Delayed Draw Term Loan	6/29/2026	6,142,602	(30,713)	—	—
GHA Buyer, Inc.	Revolver	6/24/2026	951,077	(14,266)	951,077	(16,644)
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	—	604,499	(6,045)
Greenhouse Software, Inc.	Revolver	9/1/2028	1,232,251	—	1,232,251	(12,323)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	5/30/2025	8,000,382	—	10,549,955	(79,125)
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	9/16/2024	—	—	510,828	(2,554)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	607,380	(3,037)	456,698	(5,709)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	924,419	(4,622)	—	—
Heartland PPC Buyer LLC	Revolver	12/12/2029	847,764	(8,478)	1,130,352	(22,607)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	12/12/2025	1,471,625	—	1,883,921	(18,839)
Hirevue, Inc.	Revolver	5/3/2029	1,434,525	(10,759)	1,646,176	(28,808)
Honor HN Buyer, Inc	Delayed Draw Term Loan	8/26/2024	623,182	—	980,612	—
Honor HN Buyer, Inc	Revolver	10/15/2027	266,081	—	266,081	—
Honor HN Buyer, Inc	Delayed Draw Term Loan	11/17/2025	3,849,478	—	6,279,735	—
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2024	3,436,155	—	3,436,155	—
Iodine Software, LLC	Revolver	5/19/2027	1,089,030	—	1,089,030	—
JS Parent Inc	Revolver	4/24/2031	528,354	(2,642)	—	—
Kalkomey Borrower LLC	Revolver	6/18/2031	1,464,749	(21,971)	—	—
Kalkomey Borrower LLC	Delayed Draw Term Loan	6/3/2026	1,830,937	(13,732)	—	—
Kaseya Inc.	Delayed Draw Term Loan	6/23/2025	566,094	—	597,933	—
Kaseya Inc.	Revolver	6/25/2029	477,582	—	477,582	(2,388)
Lotus HPI Buyer Inc	Revolver	1/21/2030	1,883,921	(28,259)	—	—
Lotus HPI Buyer Inc	Delayed Draw Term Loan	1/19/2026	3,767,841	(9,420)	—	—
Mastery Acquisition Corp	Delayed Draw Term Loan	10/30/2024	2,407,182	—	—	—
Mastery Acquisition Corp	Delayed Draw Term Loan	4/30/2026	802,394	—	—	—
Mastery Acquisition Corp.	Revolver	9/7/2029	851,781	—	651,183	—
Mathnasium LLC	Revolver	11/15/2027	304,651	—	533,140	(5,331)
Mavenlink, Inc.	Revolver	6/3/2027	357,963	(7,159)	357,963	(7,159)
MBS Holdings, Inc.	Revolver	4/16/2027	974,169	(4,871)	389,668	(7,793)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(10,322)	1,376,227	(17,203)
Medical Management Resource Group, LLC	Revolver	9/30/2026	139,223	(4,177)	139,223	(5,569)
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(8,505)	680,400	(5,103)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	10/22/2026	3,649,667	(18,248)	—	—
MMP Intermediate, LLC	Revolver	2/15/2029	552,880	(4,147)	552,880	(11,058)
Moon Buyer, Inc.	Revolver	4/21/2027	523,707	—	1,163,793	(14,547)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/1/2024	2,630,169	—	—	—
Mr. Greens Intermediate, LLC	Revolver	5/1/2029	1,052,068	—	1,052,068	(7,891)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/1/2024	—	—	2,630,169	(19,726)
MSM Acquisitions, Inc.	Revolver	12/9/2026	153,131	(14,165)	153,131	(13,782)
MSP Global Holdings, Inc.	Revolver	4/9/2029	1,152,180	(20,163)	845,929	(8,459)
MSP Global Holdings,Inc	Delayed Draw Term Loan	4/8/2026	1,211,850	(21,207)	—	—
MSP Global Holdings, Inc.	Delayed Draw Term Loan	1/24/2024	—	—	592,150	(5,922)
Mykaarma Acquisition LLC	Revolver	3/21/2028	593,215	—	593,215	(4,449)
Navigate360, LLC	Revolver	3/17/2027	181,270	(3,172)	604,235	(7,553)
Navigate360, LLC	Delayed Draw Term Loan	3/6/2025	2,035,925	(35,629)	—	—
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	6/10/2024	—	—	2,750,379	(27,504)
Netwrix Corporation And Concept Searching Inc.	Revolver	6/11/2029	774,755	—	774,755	(9,684)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	11/21/2025	1,832,522	—	1,862,319	(4,656)
Next Holdco, LLC	Delayed Draw Term Loan	11/7/2025	2,380,798	(5,952)	2,380,798	(17,856)
Next Holdco, LLC	Revolver	11/9/2029	893,559	(2,234)	893,559	(13,403)
Pace Health Companies, LLC	Revolver	8/3/2026	616,682	—	616,682	—
Pace Health Companies, LLC	Delayed Draw Term Loan	10/17/2025	888,879	—	888,879	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	2,157,012	(5,393)	—	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	943,575	(2,359)	—	—

			6/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
Penn TRGRP Holdings, LLC	Revolver	9/27/2030	1,054,345	—	1,054,345	(15,815)
Pharmalogic Holdings Corp.	Delayed Draw Term Loan	6/20/2026	8,040,816	(60,306)	—	—
Pieper Memorial, LLC	Delayed Draw Term Loan	9/26/2025	1,228,204	—	1,507,136	(24,717)
Ping Identity Corporation	Revolver	10/17/2028	1,203,345	—	1,203,345	—
Pinnacle Dermatology Management, LLC	Revolver	12/8/2026	38,407	(480)	38,407	(480)
Pinnacle Treatment Centers, Inc.	Revolver	1/4/2027	615,124	(6,151)	73,239	(1,465)
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	7/15/2026	2,600,963	—	2,600,963	—
Race Finco LLC	Delayed Draw Term Loan	1/9/2025	1,829,394	(13,720)	3,658,788	(36,588)
Race Finco LLC	Revolver	1/10/2028	609,798	(13,720)	609,798	(15,245)
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	(2,998)	1,199,233	(20,987)
Redwood Family Care Network, Inc.	Revolver	6/18/2026	588,705	(5,887)	588,705	(7,359)
Rep Tec Intermediate Holdings, Inc.	Revolver	12/1/2027	1,099,640	—	1,099,640	(5,498)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,242,937	—	1,242,937	(6,215)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	11/24/2025	3,956,233	—	3,956,233	(39,562)
Salisbury House, LLC	Revolver	8/29/2025	609,744	—	609,744	(3,049)
Salisbury House, LLC	Delayed Draw Term Loan	11/30/2024	2,481,673	—	2,979,710	—
Sandstone Care Holdings, LLC	Revolver	6/28/2028	424,024	—	689,039	—
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	6/28/2025	724,375	—	1,077,728	—
Sauce Labs, Inc.	Delayed Draw Term Loan	2/10/2025	1,775,625	(26,634)	1,775,625	(17,756)
Sauce Labs, Inc.	Revolver	8/16/2027	1,281,821	(32,046)	1,281,821	(25,636)
Saviynt, Inc.	Delayed Draw Term Loan	12/22/2024	2,439,192	(42,686)	3,048,990	(60,980)
Saviynt, Inc.	Revolver	12/22/2027	609,798	(10,671)	609,798	(12,196)
SCA Buyer, LLC	Revolver	1/20/2027	410,454	(44,124)	—	—
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	8/25/2025	7,849,646	(58,872)	8,846,427	(243,277)
SDC Atlas Acquistionco, LLC	Revolver	8/25/2028	622,988	(4,672)	622,988	(17,132)
Securonix, Inc.	Revolver	4/5/2028	1,503,677	(248,107)	1,538,337	(173,063)
Serrano Parent, LLC	Revolver	5/13/2030	2,085,981	(41,720)	2,085,981	(41,720)
Single Digits, Inc.	Revolver	6/19/2026	416,149	(85,310)	416,149	(54,099)
Sirsi Corporation	Revolver	3/15/2025	553,741	—	553,741	—
SIS Purchaser, Inc.	Revolver	10/15/2026	1,165,951	—	1,165,951	(11,660)
Smile Brands, Inc.	Revolver	10/12/2027	146,369	(12,807)	162,150	(18,647)
Soladoc, LLC	Revolver	6/12/2028	588,923	(20,612)	588,923	(22,085)
Soladoc, LLC	Delayed Draw Term Loan	6/10/2024	—	—	2,355,690	(64,781)
Spark DSO LLC	Revolver	4/20/2026	570,578	(12,838)	576,769	(20,187)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2025	1,122,111	(19,637)	2,112,208	(42,244)
Stratus Networks, Inc.	Revolver	12/15/2027	990,098	(22,277)	858,085	(25,743)
SugarCRM, Inc.	Revolver	7/30/2027	310,244	(5,429)	310,244	—
Sumup Holdings Luxembourg	Delayed Draw Term Loan	10/25/2025	2,522,050	(25,221)	—	—
Sundance Group Holdings, Inc.	Revolver	7/2/2027	567,560	—	709,451	(5,321)
Syntax Systems Ltd	Revolver	10/29/2026	—	—	376,480	(2,824)
TBG Food Acquisition Corp	Revolver	12/24/2027	264,026	(1,320)	264,026	(1,320)
Telcor Buyer, Inc.	Revolver	8/20/2027	290,770	(727)	290,770	(2,908)
Telesoft Holdings, LLC²	Revolver	12/16/2026	487,441	(2,437)	511,316	(8,948)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	353,898	(885)	673,269	(3,366)
Thrive Buyer, Inc.	Revolver	1/22/2027	739,815	—	739,815	—
Towerco IV Holdings, LLC	Delayed Draw Term Loan	3/2/2026	5,530,095	—	6,559,852	(65,599)
Unanet, Inc.	Delayed Draw Term Loan	12/9/2024	2,242,674	(5,607)	2,242,674	(11,213)
Unanet, Inc.	Revolver	12/8/2028	1,073,957	(8,055)	1,263,478	(12,635)
Ungerboeck Systems International, LLC	Revolver	4/30/2027	229,387	(2,294)	229,387	(3,441)
Vectra AI, Inc.	Revolver	3/1/2028	232,759	(3,491)	232,759	(4,073)
Vehlo Purchaser, LLC	Revolver	5/24/2028	811,895	(6,089)	1,115,133	(19,515)
Velocity Purchaser Corporation	Revolver	12/2/2024	193,237	—	193,237	—
Venture Buyer, LLC	Delayed Draw Term Loan	2/27/2026	1,008,820	(10,088)	—	—
Venture Buyer, LLC	Revolver	3/1/2030	655,733	(13,115)	—	—
Veracross LLC	Revolver	12/28/2027	445,021	(4,450)	1,112,554	(19,470)
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/9/2025	578,701	(7,234)	578,701	(10,127)
Vhagar Purchaser, LLC	Revolver	6/11/2029	373,356	(9,334)	373,356	(11,201)
Visionary Buyer LLC	Delayed Draw Term Loan	3/23/2026	5,653,672	(70,671)	—	—
Visionary Buyer LLC	Revolver	3/21/2030	1,413,418	(17,668)	—	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	5/2/2024	—	—	206,583	—
Wealth Enhancement Group, LLC	Revolver	10/4/2027	564,743	—	457,366	(1,143)

			6/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	2/2/2026	1,581,394	—	—	—
Webster Equity Partners III-A, L.P.	Delayed Draw Term Loan	4/1/2025	2,859,574	(55,762)	—	—
West Dermatology	Delayed Draw Term Loan	3/31/2025	2,242,331	(78,482)	285,449	(16,413)
West Dermatology	Delayed Draw Term Loan	3/31/2025	—	—	2,242,331	(106,511)
Wolverine Seller Holdings, LLC	Revolver	1/17/2030	1,117,391	(2,793)	—	—
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	1/17/2026	3,426,667	—	—	—
Your Part-Time Controller, LLC	Revolver	11/14/2029	627,974	—	627,974	(12,559)
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	—	1,372,628	(3,432)
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2024	3,333,525	—	3,333,525	—
Total			244,125,851	(2,136,123)	193,857,013	(2,726,549)

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
On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed
basis upon the issuance of a capital draw-down notice. At June 30, 2024, the Fund had total Capital Commitments of $690,233,884, of which 15% or $105,720,487 is unfunded. At December 31, 2023 the Fund had total Capital Commitments of $648,591,916, of which 17% or $110,236,006 is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.
Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on
investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities. The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2024 June 30, 2023:

	For the six months ended June 30, 2024		For the six months ended June 30, 2023
Quarter Ended	Shares	Amount	Shares	Amount
March 31	2,297,080	$21,667,959	—	—
June 30	2,574,268	$24,483,147	2,776,754	$25,792,451

Total capital drawdowns	4,871,348	$46,151,106	2,776,754	$25,792,451

Distributions
The following tables reflect the distributions declared on Shares during the six months ended June 30, 2024 and June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/26/2024	3/26/2024	4/23/2024	$0.23	$12,969,462
6/26/2024	6/26/2024	7/22/2024	$0.21	$12,999,653

				$25,969,115

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2023	3/29/2023	4/25/2023	$0.10	$5,139,617
6/28/2023	6/28/2023	7/24/2023	$0.20	$10,402,344

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
The following tables summarize Shares distributed pursuant to the DRIP during the six months ended June 30, 2024 and June 30, 2023 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/26/2024	3/26/2024	3/28/2024	735,551	$6,912,711
6/26/2024	6/26/2024	6/28/2024	737,332	$6,968,153

			1,472,883	$13,880,864

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2023	3/29/2023	3/31/2023	294,604	$2,740,870
6/28/2023	6/28/2023	6/30/2023	606,230	$5,552,823

			900,834	$8,293,693

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
The following table summarizes share repurchases completed during the six months ended June 30, 2024:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	March 01, 2024	1,354,873	744,282	$6,994,767	55%	$9.40
June 30	May 24, 2024	1,397,303	985,757	$9,315,897	71%	$9.45
The following table summarizes share repurchases completed during the six months ended June 30, 2023:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 24, 2023	1,215,454	627,518	$5,837,993	52%	$9.30
June 30	May 26, 2023	1,255,610	461,364	$4,225,901	37%	$9.16

8.	Earnings Per Share
The following information sets forth the computation of basic and diluted earnings per Share for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets from operations	$15,820,993	$2,873,817	$35,432,804	$18,422,405
Weighted average common shares outstanding	57,211,424	51,975,095	56,191,768	51,104,578
Earnings per common share-basic and diluted	$0.28	$0.06	$0.63	$0.36

9. Financial Highlights
Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2024 and June 30, 2023:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Per Share Data: (1)(2)
Net asset value, beginning of period	$9.27	$9.10
Net investment income (loss)	0.46	0.42
Net realized and unrealized gains (losses) on investments	0.16	(0.06)

Net increase (decrease) in net assets resulting from operations	0.62	0.36

Distributions to stockholders (3)	(0.44)	(0.30)

Net asset value, end of period	$9.45	$9.16
Shares outstanding, end of period	58,978,899	52,816,794
Total return at net asset value before incentive fees (4)(5)	8.08%	5.15%
Total return at net asset value after incentive fees (4)(5)	6.85%	4.01%
Ratio/Supplemental Data: (2)
Net assets, end of period	$557,379,543	$483,782,826
Ratio of total expenses to weighted average net assets (6)	20.75%	19.14%
Ratio of net expenses to weighted average net assets (6)	20.75%	19.14%
Ratio of net investment income (loss) before waivers to weighted average net assets (6)	11.06%	10.69%
Ratio of net investment income (loss) after waivers to weighted average net assets (6)	11.06%	10.69%
Ratio of interest and credit facility expenses to weighted average net assets (6)	14.69%	13.40%
Ratio of incentive fees to weighted average net assets (5)	1.22%	1.15%
Portfolio turnover rate (5)	4.08%	4.07%
Asset coverage ratio (7)	158%	160%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
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

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
Investments in Portfolio Companies	$(94,623,911	)(1)	$(68,793,108	)(2)	$(163,105,157	)(3)	$(106,811,642	)(4)
Draw Downs against Revolvers and Delayed Draw Term Loans	(31,341,363)		(21,135,064)		(47,909,526)		(44,664,115)
Principal Repayments	32,314,553	(5)	33,136,130	(6)	50,891,223	(7)	47,322,894	(8)
Sales	5,523,492		918, 035		5,523,492		918,035

Net Repayments (Investments)	$(88,127,229)		$(55,874,007)		(154,599,968)		$(103,234,828)

(1)	Includes investments in 21 portfolio companies.
(2)	Includes investments in 13 portfolio companies.
(3)	Includes investments in 21 portfolio companies.
(4)	Includes investments in 31 portfolio companies.
(5)	Includes $5,527,804 in revolver and delayed draw term paydowns.
(6)	Includes $4,769,334 in revolver and delayed draw term paydowns.
(7)	Includes $9,201,132 in revolver and delayed draw term paydowns.
(8)	Includes $8,186,322 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2024:

	As of June 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,456,281,222	93.50%	1,439,485,717	92.97%	11.93%
Second Lien Junior Secured Debt	3,092,554	0.20	2,966,276	0.19	15.89%
Preferred Stock	6,616,909	0.42	8,786,436	0.57	—
Common Stock	7,474,938	0.48	8,183,964	0.53	—
Investment Companies	16,158,534	1.04	19,853,827	1.28	—
Warrants	394,025	0.03	1,681,858	0.11	—
Cash and cash equivalents	67,423,316	4.33	67,423,316	4.35

Total	$1,557,441,498	100%	1,548,381,394	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2023:

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,294,646,129	92.33%	$1,270,762,647	91.83%	10.51%
Second Lien Junior Secured Debt	9,578,621	0.68	9,205,885	0.67	13.89%
Preferred Stock	6,994,461	0.50	8,777,660	0.63	—
Common Stock	9,415,044	0.68	10,069,389	0.73	—
Investment Companies	8,521,131	0.61	11,014,144	0.80	—
Warrants	385,464	0.03	1,290,859	0.09	—
Cash and cash equivalents	72,671,928	5.18	72,671,928	5.25

Total	$1,402,212,778	100%	$1,383,792,512	100%

(1)	Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Number of portfolio companies	213	192
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)	Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of June 30, 2024:

	As of June 30, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,439,142,028	98.61%	1,439,104,108	99.77%
Non-accrual	$20,231,748	1.39%	3,347,885	0.23%

Total	1,459,373,776	100%	1,442,451,993	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2023:

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,284,803,925	98.51%	$1,276,491,133	99.73%
Non-accrual	19,420,825	1.49%	3,477,399	0.27%

Total	$1,304,224,750	100%	$1,279,968,532	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of June 30, 2024 the Fund had thirteen investments, across four issuers, that were on non-accrual status. As of December 31, 2023, the Fund had twelve investments, with three issuers that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of June 30, 2024 and December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of June 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$11,896,234	0.80%	$11,972,352	0.82%
Consumer Non-Cyclical	48,100,327	3.22	47,082,058	3.18
Digital Infrastructure & Services	256,936,712	17.24	254,431,405	17.18
Energy	8,438,143	0.57	8,506,047	0.57
Financials	49,726,744	3.34	49,957,988	3.37
Healthcare	273,925,171	18.38	257,898,773	17.41
Investment Companies	16,158,534	1.09	19,853,827	1.34
Software & Tech Services	728,268,193	48.88	734,905,405	49.62
Services	96,568,124	6.48	96,350,223	6.51

	$1,490,018,182	100%	$1,480,958,078	100%

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$90,152,210	6.79%	$89,819,830	6.85%
Consumer Discretionary	321,309	0.02	252,213	0.02
Consumer Non-Cyclical	54,231,874	4.08	53,735,223	4.10
Digital Infrastructure & Services	230,592,770	17.34	227,041,215	17.32
Energy	8,628,316	0.65	8,712,750	0.66
Financials	45,394,191	3.41	45,326,948	3.46
Healthcare	224,194,330	16.86	205,523,347	15.68
Investment Companies	7,814,562	0.59	10,130,654	0.77
Software & Tech Services	667,493,569	50.21	669,555,069	51.06
Transport & Logistics	717,719	0.05	1,023,335	0.08

	$1,329,540,850	100%	$1,311,120,584	100%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Results of Operations

The following is a summary of the Fund’s operating results for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Total investment income	$42,834,856	$36,287,203	$84,080,069	$69,131,994
Total expenses	29,741,774	25,651,098	57,932,391	47,456,742

Net investment income before taxes	13,093,082	10,636,105	26,147,678	21,675,252
Income tax expense, including excise tax	91,736	260,725	179,306	278,026

Net investment income after tax	13,001,346	10,375,380	25,968,372	21,397,226
Net realized and change in unrealized appreciation (depreciation) on investments	2,818,281	(7,501,047)	9,461,735	(2,973,182)

Net increase in net assets resulting from operations	15,819,627	2,874,333	35,430,107	18,424,044
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	(1,366)	516	(2,697)	1,639
Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	$15,820,993	$2,873,817	35,432,804	$18,422,405

Investment Income

During the three months ended June 30, 2024, the Fund’s investment income was comprised of $40,513,701 of interest income, which includes $1,378,494 from the net amortization of premium and accretion of discounts, $2,109,355 of payment-in-kind interest, and $211,800 of dividend income. During the three months ended June 30, 2023, the Fund’s investment income was comprised of $35,269,067 of interest income, which includes $1,713,508 from the net amortization of premium and accretion of discounts, $662,830 of payment-in-kind interest, and $355,306 of dividend income. The increase in net investment income during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 can primarily be attributed to an increase in gross assets and interest rates.

During the six months ended June 30, 2024, the Fund’s investment income was comprised of $80,113,933 of interest income, which includes $2,721,734 from the net amortization of premium and accretion of discounts, and $3,667,307 of payment-in-kind interest, and $298,829 of dividend income. During the six months ended June 30, 2023, the Fund’s investment income was comprised of $67,028,005 of interest income, which includes $3,097,880 of the net amortization of premium and accretion of discounts, $1,696,231 of payment-in-kind interest, and $407,758 of dividend income. The increase in net investment income during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, can primarily be attributed to an increase in gross assets and interest rates.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Interest and borrowing expenses	$19,893,019	$17,260,122	$38,834,928	$31,041,782
Management fees	4,911,685	4,204,038	9,558,202	8,142,942
Income-based incentive fee	3,250,337	2,600,473	6,492,093	5,355,077
Professional fees	682,635	681,896	1,230,680	1,197,209
Administration and custodian fees	325,977	294,109	508,469	558,564
Insurance expenses	131,362	135,986	262,725	271,972
Directors’ fees	10,296	69,875	139,750	139,750
Transfer agent fees	27,837	36,215	66,525	71,487
Other expenses	508,626	368,384	839,019	677,959

Total expenses	29,741,774	25,651,098	57,392,391	47,456,742
Income tax expense, including excise tax	91,736	260,725	179,306	278,026

Total expenses	$29,833,510	$25,911,823	$58,111,697	$47,734,768

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the three months ended June 30, 2024 and June 30, 2023 were $19,893,019 and $17,260,122, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 8.69% and 7.74% for the three months ended June 30, 2024 and June 30, 2023, respectively. The increase in interest and borrowing expenses during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 can primarily be attributed to an increase in debt outstanding and interest rates.

Interest and borrowing expenses for the six months ended June 30, 2024 and June 30, 2023 were $38,834,928 and $31,041,782, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 8.73% and 7.50% for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase in interest and borrowing expenses during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 can primarily be attributed to an increase in debt outstanding and interest rates.

Management Fee

The gross management fee expenses for the three months ended June 30, 2024 and June 30, 2023 were $4,911,685 and $4,204,038, respectively. The increase in the management fee for the three months ended June 30, 2024 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

The gross management fee expenses for the six months ended June 30, 2024 and June 30, 2023 were $9,558,202 and $8,142,942, respectively. The increase in the management fee for the six months ended June 30, 2024 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2024, the Fund had restructurings and sales which resulted in $64,233 of net realized gain. During the six months ended June 30, 2024, the Fund had restructurings and principal paydowns which resulted in $101,573 of net realized gain.

During the three months ended June 30, 2023, the Fund had restructurings and principal paydowns which resulted in $303,851 of net realized loss. During the six months ended June 30, 2023, the Fund had restructurings and principal paydowns which resulted in $298,398 of net realized loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2024, the Fund had $2,754,047 in net change in unrealized appreciation on $1,490,018,182 of investments in 213 portfolio companies. Net change in unrealized appreciation for the three months ended June 30, 2024, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

During the three months ended June 30, 2023, the Fund had $7,197,196 in net change in unrealized depreciation on $1,253,961,805 of investments in 195 portfolio companies. Unrealized depreciation for the three months ended June 30, 2023, resulted from an decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

During the six months ended June 30, 2024, the Fund had $9,360,162 in net change in unrealized appreciation on $1,490,018,182 of investments in 213 portfolio companies. Net change in unrealized appreciation for the six months ended June 30, 2024, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2024 and 2023, the net increase in net assets resulting from operations was $15,819,627 and $2,874,333, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2024 and 2023, the Fund’s per share net increase in net assets resulting from operations was $0.28 and $0.06, respectively.

For the six months ended June 30, 2024 and 2023, the net increase in net assets resulting from operations was $35,430,107 and $18,424,044, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2024 and 2023, the Fund’s per share net increase in net assets resulting from operations was $0.63 and $0.36, respectively

Cash Flows

For the six months June 30, 2024, cash decreased by $5,248,612. During the same period, the Fund used $131,259,927 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2024, the Fund generated $126,011,315 from financing activities, primarily from net borrowings on the Revolving Credit Facilities and Issuance of Common Stock.

For the six months ended June 30, 2023, cash increased by $27,318,251. During the same period, the Fund used $71,685,716 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2023, the Fund generated $99,003,967 from financing activities, primarily from issuance of common stock and issuance of new CLO Notes.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the six months ended June 30, 2024 and June 30, 2023, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2024, and December 31, 2023, the Fund had $67,423,316 and $72,671,928 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of June 30, 2024, taken together with the Fund’s uncalled Capital Commitments of $105,720,487 and $9,000,000 undrawn amount on the 2021 HSBC Credit Facility and $20,750,000 undrawn amount on the Natixis Credit Facility, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of June 30, 2024, the Fund has unfunded commitments to fund future investments in the amount of $244,125,851, and contractual obligations in the form of Revolving Credit Facilities of $400,250,000, Notes of $543,408,239 and Secured Borrowings of $18,011,556.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of June 30, 2024, the Fund received Capital Commitments of $690,233,884. Inception to June 30, 2024, the Fund received Capital Contributions to the Fund of $584,513,397. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

On May 24, 2024, the Fund commenced the Q2 2024 Tender Offer for up to 1,379,303 Shares. The Purchase Price for the Q2 2024 Tender Offer was $9.45 per Share and the Q2 2024 Tender Offer expired on June 30, 2024.

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

The following is a summary of the Fund’s equity activity for the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Capital Commitments and Commitment Reductions	23,409,725	$23,027,241	$53,025,368	$49,576,874
Capital Commitments rescinded due to participation in General Tender Program and Commitment Reductions	$4,880,000	$5,562,750	$11,383,400	$10,378,946
Dividend reinvestments	$6,968,153	$5,552,823	$13,880,864	$8,293,693
Shares issued to investors under DRIP	737,332	606,230	1,472,883	900,384
Value of capital drawdown notices	$24,483,147	$25,792,451	$46,151,106	$25,792,451
Shares issued to investors under capital drawdown notices	2,574,268	2,776,754	4,871,348	2,776,754
Value of Shares purchased in General Tender Program	$9,315,897	$4,225,901	$16,310,664	$10,063,894
Shares purchased in General Tender Offer	985,757	461,364	1,730,039	1,088,882

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 26, 2024	March 26, 2024	April 23, 2024	$0.23	$12,969,462
June 26, 2024	June 26, 2024	July 22, 2024	$0.21	$12,999,653

Total distributions declared				$25,969,115

The following table summarizes distributions declared during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2023	March 29, 2023	April 25, 2023	$0.10	$5,139,617
June 28, 2023	June 28, 2023	July 24, 2023	$0.20	$10,402,344

Total distributions declared				$15,541,961

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the six months ended June 30, 2024, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the six months ended June 30, 2024, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of June 30, 2024, the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility was $30,000,000.

As of June 30, 2024, the Fund had $21,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2023, the Fund had $8,000,000 outstanding on the 2021 HSBC Credit Facility.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of June 30, 2024, the Fund had $200,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2023, the Fund had $198,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

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

As of June 30, 2024, the Fund had $179,250,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2023, the Fund had $105,500,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $18,011,556 and $2,325,617 as of June 30, 2024, and December 31, 2023, respectively.

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

The CLO VI Notes that remain outstanding as of June 30, 2024 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.305% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.25% per annum; (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.10% per annum; and (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.15% per annum. The CLO VI Notes are scheduled to mature on April 27, 2034.

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

As of June 30, 2024, and December 31, 2023, the Fund had total senior securities of $965,011,556 and $860,575,617, respectively, consisting of borrowings under the Revolving Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 158% and 159%, respectively.

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

Management and Incentive Fees

The Fund will accrue for the base management fee and incentive fee. The accrual for the incentive fee includes the recognition of the incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Second Amended and Restated Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

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

In connection with rising inflation, the U.S. Federal Reserve and other central banks have increased interest rates. A prolonged increase in interest rates could results in an increase in the Fund’s non-performing assets and a decrease in the value of its portfolio because the portfolio companies paying interest at such increasing floating rates may be unable to meet higher payment obligations. In periods of rising interest rates, the Fund’s cost of funds would increase, which, if not matched with the rising interest rates of its performing floating-rate assets, could result in a decrease in its net investment income. Incurring additional leverage will magnify the impact of an increase to the Fund’s cost of funds. A decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for the Fund’s capital that the decrease in interest rates may produce.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2024, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(3,698,437)	$(2,187,500)	$(1,510,937)
Up 100 basis points	14,793,748	8,750,000	6,043,748
Up 200 basis points	29,587,496	17,500,000	12,087,496
Up 300 basis points	4,4381,244	26,250,000	18, 131,244

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on
Form 10-K
for the fiscal year ended December 31, 2023, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on
Form 10-K
are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three and six months ended June 30, 2024, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on
Form 10-K
for the year ended December 31, 2023, except for the following.
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
The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that the Fund’s asset coverage equals (1) the Fund’s actual asset coverage as of June 30, 2024 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2024.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	(0.00)%	5.00%	10.00%

Corresponding net return to holders of common stock assuming actual asset coverage as of June 30, 2024 (1)	(42.50)%	(28.50)%	(14.60)%	(0.60)%	13.40%
Corresponding net return to holders of common stock assuming 150% asset coverage (2)	(46.20)%	(31.20)%	(16.20)%	(1.20)%	13.80%

(1)
Assumes $1,560.0 million in total portfolio assets, $1,002.6 million in debt outstanding, $557.4 million in net assets, and an average cost of funds of 8.09%. Actual interest payments may be different.

(2)
Assumes $1,560.0 million in total portfolio assets, $1,040.0 million in debt outstanding, $520.0 million in net assets, and an average cost of funds of 8.09%. Actual interest payments may be different.

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
Insider Trading Arrangements and Policies
During the fiscal quarter ended June 30, 2024, none of the Fund’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Twelfth Amendment to Revolving Credit Agreement, dated as of June 6, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private Equity Solutions 2023 G.P. L.P. and AB-Abbott Private Equity Solutions 2024 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on June 10, 2024).

10.2	Fund Group Facility Sublimit Adjustment Letter, dated as of May 24, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on May 28, 2024).

10.3	Fund Group Facility Sublimit Adjustment Letter, dated as of June 17, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on June 20, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: August 14, 2024	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)