Form 10-Q
period 2024-09-30
AB Private Credit Investors Corp
filed 2024-11-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1500

Austin, TX 78701

(Address of principal executive offices)

(512) 721-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—		—

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The issuer had 58,978,578 shares of common stock, $0.01 par value per share, outstanding as of November 14 , 2024.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Item 1. Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of September 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,537,755,353 and $1,324,506,471, respectively)	$1,529,303,585	$1,307,655,721
Non-controlled affiliated investments (amortized cost of $2,371,747 and $5,034,379)	1,127,269	3,464,863
Total investments, at fair value (amortized cost of $1,540,127,100 and $1,329,540,850)	1,530,430,854	1,311,120,584
Cash and cash equivalents	118,571,657	72,671,928
Interest receivable	9,801,258	8,445,019
Deferred financing costs	2,253,540	2,461,248
Receivable for fund shares	901,437	18,000
Receivable for investments sold	591,050	47,127
Total assets	$1,662,549,796	$1,394,763,906
Liabilities
Notes payable (net of unamortized discount of $362,392 and $390,381, respectively, and debt issuance costs of $2,610,406 and $3,681,044, respectively)	$543,777,202	$542,678,575
Credit facility payable	463,800,000	311,500,000
Secured borrowings	18,214,149	2,325,617
Interest and borrowing expenses payable	14,020,087	12,779,336
Payable for investments purchased	8,029,352	—
Payable for fund shares repurchased	6,971,458	4,930,240
Distribution payable	6,319,971	5,740,909
Management fees payable	5,203,670	4,479,535
Incentive fee payable	3,466,520	3,369,132
Professional fees payable	1,106,703	496,289
Administrator and custodian fees payable	572,240	832,176
Payable to Adviser	592,382	1,158,276
Accrued tax liability	146,396	241,195
Accrued expenses and other liabilities	91,307	—
Transfer agent fees payable	36,393	35,381
Total Liabilities	$1,072,347,830	$890,566,661
Commitments and contingencies (see Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 62,434,770 and 54,364,708 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	624,348	543,647
Paid-in capital in excess of par value	600,738,658	524,279,891
Distributable earnings (accumulated loss)	(11,218,409)	(20,678,340)
Total net assets of AB Private Credit Investors Corporation	$590,144,597	$504,145,198
Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$57,369	$52,047
Total net assets	$590,201,966	$504,197,245
Total liabilities and net assets	$1,662,549,796	$1,394,763,906
Net asset value per share of AB Private Credit Investors Corporation	$9.45	$9.27

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
Investment Income	2024	2023	2024	2023
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$42,934,552	$38,162,810	$123,048,485	$105,190,815
Payment-in-kind interest	1,958,573	276,379	5,625,880	1,972,610
Dividend income	208,246	132,975	507,075	540,733
Total investment income	45,101,371	38,572,164	129,181,440	107,704,158
Expenses:
Interest and borrowing expenses	21,032,202	17,167,795	59,867,130	48,209,577
Management fees	5,203,670	4,276,488	14,761,872	12,419,430
Income-based incentive fee	3,466,520	3,125,822	9,958,613	8,480,899
Professional fees	513,619	413,128	1,744,299	1,610,337
Other expenses	437,192	287,088	1,276,211	965,047
Administration and custodian fees	257,992	341,457	766,461	900,021
Insurance expenses	131,363	161,246	394,088	433,218
Directors’ fees	131,796	139,750	271,546	279,500
Transfer agent fees	36,393	36,929	102,918	108,416
Total expenses	31,210,747	25,949,703	89,143,138	73,406,445
Net investment income before taxes	13,890,624	12,622,461	40,038,302	34,297,713
Income tax expense, including excise tax	24,554	96,092	203,860	374,118
Net investment income after tax	13,866,070	12,526,369	39,834,442	33,923,595
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	633,222	14,243	734,795	(284,155)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(637,129)	6,625,755	8,398,982	3,860,332
Non-controlled affiliated investments	987	80,483	325,038	80,473
Controlled affiliated investments	-	-	-	90,649
Net realized and change in unrealized gains (losses) on investment transactions	(2,920)	6,720,481	9,458,815	3,747,299
Net increase in net assets resulting from operations	13,863,150	19,246,850	49,293,257	37,670,894
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$3,590	$1,418	$893	$3,057
Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	13,859,560	19,245,432	49,292,364	37,667,837
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.23	$0.24	$0.69	$0.66
Earnings per share (basic and diluted):	0.23	0.36	0.85	0.73
Weighted average shares outstanding:	60,621,247	52,831,675	57,679,038	51,686,603

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2024	58,978,899	$589,789	$567,955,055	$(11,214,651)	$49,350	$557,379,543
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,866,259	(189)	13,866,070
Net realized gain (loss) on investments	—	—	—	633,222	—	633,222
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(639,921)	3,779	(636,142)
Capital transactions:
Issuance of common stock	3,395,374	33,954	32,212,318	—	—	32,246,272
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	4,429	4,429
Issuance of common shares pursuant to distribution reinvestment plan	797,976	7,980	7,535,368	—	—	7,543,348
Repurchase of common stock	(737,479)	(7,375)	(6,964,083)	—	—	(6,971,458)
Distributions to stockholders	—	—	—	(13,863,318)	—	(13,863,318)
Total increase (decrease) for the three months ended September 30, 2024	3,455,871	34,559	32,783,603	(3,758)	8,019	32,822,423
Net assets at September 30, 2024	62,434,770	$624,348	$600,738,658	$(11,218,409)	$57,369	$590,201,966
Distributions declared per share	—	—	—	$0.23	—	$0.23
Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245
Increase (decrease) in net assets resulting from net investment income operations:
Net investment income	—	—	—	39,834,581	$(139)	39,834,442
Net realized gain (loss) on investments	—	—	—	734,795	—	734,795
Net change in unrealized appreciation (depreciation) on investments	—	—	—	8,722,988	1,032	8,724,020
Capital transactions:
Issuance of common stock	8,266,722	82,667	78,314,711	—	—	78,397,378
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	4,429	4,429
Issuance of common shares pursuant to distribution reinvestment plan	2,270,859	22,709	21,401,503	—	—	21,424,212
Repurchase of common stock	(2,467,518)	(24,675)	(23,257,447)	—	—	(23,282,122)
Distributions to stockholders	—	—	—	(39,832,433)	—	(39,832,433)
Total increase (decrease) for the nine months ended September 30, 2024	8,070,063	80,701	76,458,767	9,459,931	5,322	86,004,721
Net assets at September 30, 2024	62,434,770	$624,348	$600,738,658	$(11,218,409)	$57,369	$590,201,966
Distributions declared per share	—	—	—	$0.67	—	$0.67

See notes to unaudited consolidated financial statements.

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2023	52,816,794	$528,168	$509,937,301	$(26,718,668)	$36,025	$483,782,826
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,526,559	(190)	12,526,369
Net realized gain (loss) on investments	—	—	—	14,243	—	14,243
Net change in unrealized appreciation (depreciation) on investments	—	—	—	6,704,630	1,608	6,706,238
Capital transactions:
Issuance of common stock	2,776,754	15,664	14,532,952	—	—	14,548,616
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	606,230	—	—	—	8,138	8,138
Issuance of common shares pursuant to distribution reinvestment plan	(461,364)	7,155	6,637,294	—	—	6,644,449
Repurchase of common stock	—	(9,055)	(8,400,580)	—	—	(8,409,635)
Distributions to stockholders	—	—	—	(12,501,274)	—	(12,501,274)
Total increase (decrease) for the three months ended September 30, 2023	2,921,620	13,764	12,769,666	6,744,158	9,556	19,537,144
Net assets at September 30, 2023	55,738,414	$541,932	$522,706,967	$(19,974,510)	$45,581	$503,319,970
Distributions declared per share	—	—	—	$0.24	—	$0.24
Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493
Increase (decrease) in net assets resulting from net investment income operations:
Net investment income	—	—	—	33,924,590	(995)	33,923,595
Net realized gain (loss) on investments	—	—	—	(284,155)	—	(284,155)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,027,402	4,052	4,031,454
Capital transactions:
Issuance of common stock	4,343,225	43,432	40,297,635	—	—	40,341,067
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	8,138	8,138
Issuance of common shares pursuant to distribution reinvestment plan	1,616,252	16,163	14,921,979	—	—	14,938,142
Repurchase of common stock	(1,994,360)	(19,944)	(18,453,585)	—	—	(18,473,529)
Distributions to stockholders	—	—	—	(28,043,235)	—	(28,043,235)
Total increase (decrease) for the nine months ended September 30, 2023	3,965,117	39,651	36,766,029	9,624,602	11,195	46,441,477

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$49,293,257	$37,670,894
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(378,420,518)	(215,295,165)
Payment-in-kind investments	(5,625,880)	(1,972,610)
Proceeds from sales of investments and principal repayments	179,390,189	98,278,139
Net realized (gain) loss on investments	(734,795)	284,155
Net change in unrealized (appreciation) depreciation on investments	(8,724,020)	(4,031,454)
Amortization of premium and accretion of discount, net	(5,195,246)	(4,464,253)
Amortization of discount, debt issuance and deferred financing costs	3,051,388	2,945,375
Increase or decrease in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(543,923)	6,087,800
(Increase) decrease in interest receivable	(1,356,239)	2,564,783
(Increase) decrease in investment in underlying portfolios paid in advance	—	(540,832)
(Increase) decrease in prepaid expenses	—	226,644
Increase (decrease) in management fees payable	724,135	498,365
Increase (decrease) in payable to Adviser	(565,894)	(864,618)
Increase (decrease) in administrator and custodian fees payable	(259,936)	(225,261)
Increase (decrease) in professional fees payable	610,414	(49,754)
Increase (decrease) in accrued tax liability	(94,799)	(1,118,261)
Increase (decrease) in incentive fee payable	97,388	3,191,360
Increase (decrease) in directors’ fees payable	-	69,696
Increase (decrease) in payable for investments purchased	8,029,352	(1,856,617)
Increase (decrease) in transfer agent fees payable	1,012	2,705
Increase (decrease) in interest and borrowing expenses payable	1,240,751	10,470,041
Increase (decrease) in accrued expenses and other liabilities	91,307	392,723
Net cash provided by (used for) operating activities	(158,992,057)	(67,736,145)
Cash flows from financing activities
Issuance of common stock	77,513,941	28,516,484
Repurchase of common stock	(21,240,904)	(16,368,143)
Distributions paid	(17,829,159)	(16,157,324)
Financing costs paid	(1,745,053)	(5,519,815)
Borrowings on notes	-	300,000,000
Borrowings on credit facility	305,300,000	289,400,000
Repayments of credit facility	(153,000,000)	(454,000,000)
Proceeds on secured borrowings	37,249,282	8,889,878
Repayments on secured borrowings	(21,360,750)	(14,807,153)
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	4,429	8,138
Net cash provided by (used for) financing activities	204,891,786	119,962,065
Net increase in (decrease) in cash	45,899,729	52,225,920
Cash and cash equivalents, beginning of period	72,671,928	48,785,985
Cash and cash equivalents, end of period	118,571,657	101,011,905
Supplemental and non-cash financing activities
Cash paid during the period for interest	$55,021,207	$34,223,362
Issuance of common shares pursuant to distribution reinvestment plan	21,424,212	$14,938,142
State taxes paid	$298,659	$1,492,379

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value —259.31%								(1)(2)(3)(4)
US Corporate Debt — 246.37%								(4)
1st Lien/Senior Secured Debt — 245.89%
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.25%)	7/19/2029	-	(18,236)	(18,236)	(6)(7)
123.Net, LLC	Digital Infrastructure & Services	Term Loan	9.53% (S + 4.25%)	7/19/2029	4,331,058	4,287,748	4,287,748	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	10.21% (S + 5.25%; 0.75% Floor)	12/22/2027	1,360,824	1,324,695	1,336,761	(6)(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	10.21% (S + 5.25%; 0.75% Floor)	12/22/2027	6,447,519	6,350,001	6,366,925	(15)
AAH Topco, LLC	Healthcare	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	-	(8,602)	(9,841)	(6)(7)
AAH Topco, LLC	Healthcare	Term Loan	10.19% (S + 5.25%; 0.75% Floor)	12/22/2027	6,370,741	6,295,304	6,291,106	(15)
Accelerate Resources Operating, LLC	Energy	Delayed Draw Term Loan	10.44% (S + 5.50%; 1.00% Floor)	2/24/2027	1,802,536	1,777,508	1,820,562	(15)
Accelerate Resources Operating, LLC	Energy	Term Loan	10.44% (S + 5.50%; 1.00% Floor)	2/24/2027	1,198,649	1,182,305	1,210,635	(15)
Accelerate Resources Operating, LLC	Energy	Revolver	— (S + 5.50%; 1.00% Floor)	2/24/2027	-	(1,988)	-	(6)(7)
Accelerate Resources Operating, LLC	Energy	Term Loan	10.44% (S + 5.50%; 1.00% Floor)	2/24/2027	5,373,334	5,357,309	5,373,334	(15)
Activ Software Holdings, LLC	Software & Tech Services	Term Loan	11.57% (S + 6.00%; 1.00% Floor)	5/4/2027	7,846,874	7,776,331	7,846,874	(15)
Activ Software Holdings, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	5/4/2027	-	(5,728)	-	(6)(7)
Activ Software Holdings, LLC	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	5/4/2027	2,491,590	2,446,198	2,491,590	(15)
Activ Software Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	11.33% (S + 6.00%; 1.00% Floor)	5/4/2027	622,897	610,459	622,897	(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	10.10% (S + 5.50%; 0.75% Floor)	5/8/2028	10,566,488	10,418,639	10,566,488	(15)
Admiral Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/8/2028	-	(19,603)	-	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.36% (S + 5.50%; 0.75% Floor)	5/8/2028	241,975	235,915	241,975	(6)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.44% (S + 5.50%; 0.75% Floor)	5/8/2028	448,293	442,829	448,293
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	3/31/2027	5,206,136	5,136,658	5,115,028	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	— (S + 6.00%; 1.00% Floor)	3/31/2027	-	(5,792)	(11,423)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	11.40% (S + 6.00%; 1.00% Floor)	3/31/2027	5,221,919	5,175,501	5,130,535	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.40% (S + 6.00%; 1.00% Floor)	3/31/2027	3,263,699	3,234,687	3,206,584	(15)
Amercare Royal LLC	Services	Term Loan	9.84% (S + 5.00%; 1.00% Floor)	9/10/2030	8,384,591	8,300,745	8,300,745
Amercare Royal LLC	Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	(6,677)	(6,677)	(7)
Amercare Royal LLC	Services	Revolver	11.36% (S + 5.00%; 1.00% Floor)	9/10/2030	450,284	437,862	437,862
Amercare Royal LLC	Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	-
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	12/31/2024	2,682,124	2,278,901	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2024	31,879	20,395	10,403	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	12/31/2024	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2024	1,260,322	1,082,011	-	(15)16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2024	346,322	345,024	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	12/31/2024	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2024	949,042	817,051	-	(16)
AMI US Holdings Inc.	Software & Tech Services	Term Loan	10.19% (S + 5.25%; 1.00% Floor)	10/1/2026	7,354,651	7,339,775	7,354,651	(15)
AMI US Holdings Inc.	Software & Tech Services	Revolver	— (S + 5.25%)	10/1/2026	-	(6,044)	-	(6)(7)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	10.99% (S + 6.00%; 1.00% Floor)	7/21/2027	12,127,997	11,998,512	12,127,986	(15)
AOM Acquisition, LLC	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	2/18/2027	-	(11,796)	-	(6)(7)
AOM Acquisition, LLC	Healthcare	Term Loan	10.25% (S + 5.50%; 1.00% Floor)	2/18/2027	5,450,226	5,393,864	5,450,226	(15)
AOM Acquisition, LLC	Healthcare	Term Loan	10.25% (S + 5.50%; 1.00% Floor)	2/18/2027	5,979,864	5,857,355	5,979,864	(15)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.5% Floor)	7/26/2030	-	(2,338)	(2,338)	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.5% Floor)	7/26/2030	-	(4,778)	(4,778)	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.5% Floor)	7/25/2031	-	(4,918)	(4,918)	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	9.10% (S + 4.50%; 0.50% Floor)	7/25/2031	4,018,743	3,978,556	3,978,556	(15)
Avalara, Inc.	Software & Tech Services	Term Loan	10.85% (S + 6.25%; 0.75% Floor)	10/19/2028	10,653,748	10,471,663	10,653,748	(15)
Avalara, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	10/19/2028	-	(18,191)	-	(6)(7)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	9.75% (S + 5.00%; 1.00% Floor)	11/30/2026	14,850,032	14,694,324	14,850,032	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	-	(4,995)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	11.34% (S + 6.50%; 0.75% Floor)	3/19/2031	3,128,738	3,084,217	3,097,451	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.34% (S + 6.50%; 0.75% Floor)	3/19/2031	4,550,892	4,469,106	4,533,115	(6)(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(15,789)	(11,377)	(6)(7)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	9.86% (S + 5.00%; 1.00% Floor)	6/11/2027	3,842,998	3,824,141	3,660,456	(15)
MedMark Services, Inc.	Healthcare	Term Loan	9.86% (S + 5.00%; 1.00% Floor)	6/11/2027	4,638,004	4,618,141	4,417,699	(15)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	11/8/2024	1,112,099	1,111,425	579,403	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	— (S + 5.50%; 1.00% Floor)	11/8/2024	1,271,191	1,270,016	662,291	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	11/8/2024	891,809	882,891	464,633	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	15.00% (1.00% Floor; 15.00% PIK)	12/10/2024	288,662	282,776	287,685	(6)(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	15.00% (15.00% PIK)	12/10/2024	490,847	482,777	490,847	(16)
Bonterra LLC	Software & Tech Services	Term Loan	11.60% (S + 7.00%; 0.75% Floor)	9/8/2027	15,944,506	15,828,806	15,824,922	(15)
Bonterra LLC	Software & Tech Services	Term Loan	17.68% (S + 7.50%; 0.75% Floor)	9/8/2027	2,999,308	2,926,523	2,999,308
Bonterra LLC	Software & Tech Services	Revolver	11.63% (S + 7.00%; 0.75% Floor)	9/8/2027	668,016	659,333	659,378	(6)
Bonterra LLC	Software & Tech Services	Term Loan	12.18% (S + 7.00%; 0.75% Floor)	9/8/2027	606,467	597,370	601,919	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	4,926,021	4,824,669	4,852,130	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	2,076,626	2,026,936	2,045,477	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	334,620	297,939	297,765	(6)(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/31/2027	-	(8,511)	(11,662)	(6)(7)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	4,669,631	4,614,268	4,599,587	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	3,819,441	3,776,741	3,762,150	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	2,254,100	2,202,861	2,220,289	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	1,027,930	1,005,020	1,012,511	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	2,717,003	2,702,813	2,676,248	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(7,335)	(10,204)	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.65% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,160,203	5,137,338	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.65% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,424,059	1,426,869	(15)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	10.10% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,688,555	15,688,555	(15)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	10.10% (S + 5.50%; 0.75% Floor)	8/26/2030	316,941	297,925	297,925	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	8/26/2030	-	(15,847)	(15,847)	(6)(7)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	10.09% (S + 5.00%; 0.75% Floor)	6/30/2028	265,016	259,396	260,599	(6)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.00%; 0.75% Floor)	6/30/2028	4,617,153	4,573,293	4,582,524	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.00%; 0.75% Floor)	6/30/2028	616,117	605,826	611,496	(15)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	10.20% (S + 5.50%; 0.75% Floor)	12/1/2027	7,195,464	7,156,597	7,195,464	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 5.50%; 0.75% Floor)	12/1/2027	257,066	253,909	257,066	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.69% (S + 5.75%; 1.00% Floor)	11/23/2027	3,285,175	3,226,864	3,285,175	(15)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.69% (S + 5.75%; 1.00% Floor)	11/23/2027	3,458,867	3,393,312	3,458,867	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	10.69% (S + 5.75%; 1.00% Floor)	11/23/2027	3,487,747	3,431,928	3,487,747	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	10.69% (S + 5.75%; 1.00% Floor)	11/23/2027	219,561	214,276	219,561	(6)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	11.19% (S + 6.25%; 3.00% Floor)	11/30/2028	4,940,740	4,835,822	4,940,740	(15)
CallTower, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 6.25%; 3.00% Floor)	11/30/2028	-	(20,815)	-	(6)(7)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	— (S + 6.25%; 3.00% Floor)	11/30/2028	-	(13,022)	-	(6)(7)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 2.00% Floor)	7/2/2029	-	(13,334)	(14,021)	(6)(7)
Caregiver 2, Inc.	Healthcare	Term Loan	11.44% (S + 6.25%; 2.00% Floor)	7/2/2029	5,608,333	5,469,475	5,468,125	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	11.41% (S + 6.00%; 1.00% Floor)	8/15/2025	431,583	429,711	431,583	(6)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

{}

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	11.65% (S + 6.25%; 1.00% Floor)	8/15/2025	4,756,039	4,741,847	4,756,039	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.65% (S + 6.25%; 1.00% Floor)	8/15/2025	1,121,251	1,119,785	1,121,251	(15)
Cerifi, LLC	Services	Term Loan	10.70% (S + 5.75%; 1.00% Floor)	3/31/2028	15,784,042	15,584,225	15,547,282	(15)
Cerifi, LLC	Services	Revolver	10.69% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,095,765	1,091,175
Choice Health at Home, LLC	Healthcare	Term Loan	12.54% (S + 6.75%; 1.00% Floor; 0.50% PIK)	12/29/2026	2,560,448	2,540,517	2,560,448	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	12.54% (S + 6.75%; 1.00% Floor; 0.50% PIK)	12/29/2026	944,981	939,908	944,981	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	13.69% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	8,780,221	8,582,063	8,560,716	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(27,901)	(31,039)	(6)(7)
Colo Holdings LLC	Digital Infrastructure & Services	Term Loan	18.50% (18.50% PIK)	3/27/2026	727,324	693,730	716,414
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	10.13% (S + 5.00%; 0.75% Floor)	8/7/2031	7,209,351	7,159,413	7,137,257	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/7/2031	-	(15,576)	(9,759)	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	10.01% (S + 5.00%; 0.75% Floor)	8/7/2031	175,837	165,507	165,287	(6)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	10.20% (S + 5.50%; 1.00% Floor)	9/16/2027	2,892,900	2,857,918	2,885,668	(15)
Community Based Care Acquisition, Inc.	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	-	(8,721)	(4,319)	(6)(7)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	9.95% (S + 5.25%; 1.00% Floor)	9/16/2027	5,194,971	5,140,047	5,168,997	(15)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.95% (S + 5.25%; 1.00% Floor)	9/16/2027	2,106,147	2,086,295	2,095,616	(15)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	10.20% (S + 5.50%; 1.00% Floor)	9/16/2027	1,440,879	1,400,256	1,440,879	(6)(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	11.10% (S + 5.75%; 1.00% Floor)	10/21/2027	3,729,789	3,699,806	3,375,459	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	11.95% (S + 5.75%; 1.00% Floor)	10/21/2027	1,076,458	1,066,421	956,148	(6)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	11.10% (S + 5.75%; 1.00% Floor)	10/21/2027	7,808,309	7,747,580	7,066,520	(15)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	10.75% (S + 5.50%; 0.75% Floor)	2/27/2030	10,591,279	10,365,128	10,591,279	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	2/27/2030	-	(9,252)	-	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	2/27/2029	-	(13,425)	-	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	11.35% (S + 6.75%; 1.00% Floor)	11/8/2030	13,118,364	12,822,114	13,085,568	(15)
Crewline Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.75%; 1.00% Floor)	11/8/2030	-	(29,897)	(3,416)	(6)(7)
Datacor, Inc.	Software & Tech Services	Term Loan	10.84% (S + 6.00%; 1.00% Floor)	3/13/2029	17,780,468	17,628,995	17,780,468	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	-	(41,572)	-	(6)(7)
Datacor, Inc.	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	3/13/2029	-	(22,869)	-	(6)(7)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	12/31/2024	269,873	186,699	81,394	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	12/31/2024	2,563,789	1,750,859	773,239	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	12/31/2024	505,093	168,457	152,336	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	— (S; 1.00% Floor)	12/31/2024	398,650	265,722	120,300	(5)(6)(16)
Mr. Greens Intermediate, LLC	Services	Term Loan	11.46% (S + 6.25%; 1.00% Floor)	5/1/2029	6,233,501	6,080,530	6,233,501	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	(60,916)	-	(6)(7)
Mr. Greens Intermediate, LLC	Services	Revolver	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	(24,367)	-	(6)(7)
Dispatchtrack, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/17/2026	-	(196)	(755)	(6)(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	9.44% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,842,099	9,825,312	(15)
Dorado Buyer LLC	Software & Tech Services	Term Loan	11.47% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,310,145	6,226,156	6,215,493	(15)
Dorado Buyer LLC	Software & Tech Services	Revolver	11.38% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	124,155	115,838	114,843	(6)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.87%; 1.00% Floor)	2/6/2030	-	(16,654)	(18,623)	(6)(7)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	12/24/2029	-	(2,891)	-	(6)(7)
Duetto Research, Inc	Software & Tech Services	Term Loan	11.61% (S + 1.00%; 5.75% PIK)	6/26/2030	14,331,018	14,016,423	14,151,880	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(12,610)	(10,088)	(6)(7)
Duetto Research, Inc	Software & Tech Services	Revolver	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(12,066)	(12,610)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	10.05% (S + 5.00%; 0.75% Floor)	11/8/2027	6,735,239	6,663,481	6,735,239	(15)
EET Buyer, Inc.	Software & Tech Services	Term Loan	10.05% (S + 5.00%; 0.75% Floor)	11/8/2027	5,049,755	4,969,021	5,049,755	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(4,169)	-	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(13,251)	-	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Engage2Excel, Inc.	Services	Term Loan	10.74% (S + 6.00%; 1.00% Floor)	7/2/2029	7,505,875	7,398,703	7,393,287	(15)
Engage2Excel, Inc.	Services	Revolver	10.74% (S + 6.00%; 1.00% Floor)	7/2/2029	307,130	297,916	297,916	(6)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	10.34% (S + 5.50%; 0.75% Floor)	12/24/2029	42,837	34,045	42,837	(6)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	10.34% (S + 5.50%; 0.75% Floor)	12/24/2029	8,776,147	8,657,331	8,776,147	(15)
Evolveip, LLC	Digital Infrastructure & Services	Revolver	10.99% (S + 1.00%; 1.00% Floor)	6/9/2025	586,390	572,269	495,089	(16)
Evolveip, LLC	Digital Infrastructure & Services	Term Loan	10.99% (S + 1.00%; 1.00% Floor)	6/9/2025	6,536,940	6,524,869	5,519,138	(15)(16)
Evolveip, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.99% (S + 1.00%; 1.00% Floor)	6/9/2025	112,909	112,839	95,329	(15)(16)
Exterro, Inc.	Software & Tech Services	Term Loan	10.66% (S + 5.50%; 1.00% Floor)	6/1/2027	6,237,900	6,193,453	6,237,900	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	10.66% (S + 5.50%; 1.00% Floor)	6/1/2027	5,763,501	5,736,678	5,763,501	(15)
Exterro, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	-	(17,439)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	10.66% (S + 5.50%; 1.00% Floor)	6/1/2027	2,784,375	2,769,202	2,784,375	(15)
Faithlife, LLC	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 5.50%; 1.00% Floor)	9/18/2025	701,058	698,291	701,058	(15)
Faithlife, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.50%; 1.00% Floor)	9/18/2025	301,068	299,874	301,068	(15)
Faithlife, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	9/18/2025	-	(1,095)	-	(6)(7)
FH MD Buyer, Inc	Healthcare	Term Loan	9.95% (S + 5.00%; 0.75% Floor)	7/24/2028	5,368,553	5,335,918	5,328,289	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	7/18/2030	-	(14,852)	(15,356)	(6)(7)
Firebird Midco, Inc	Software & Tech Services	Term Loan	10.27% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,673,328	6,672,401	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Revolver	11.25% (S + 4.25%; 0.75% Floor)	12/17/2026	412,549	398,167	349,080	(6)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	11.25% (S + 4.25%; 0.75% Floor)	12/17/2026	13,509,382	13,387,609	12,969,007	(15)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.85% (S + 5.25%; 0.75% Floor)	10/29/2030	9,585,284	9,515,243	9,585,284	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	— (S + 5.25%; 0.75% Floor)	10/29/2029	-	(6,660)	-	(6)(7)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.85% (S + 5.25%; 0.75% Floor)	10/29/2030	2,084,718	2,074,826	2,084,718	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.85% (S + 5.25%; 0.75% Floor)	10/29/2030	3,125,536	3,094,924	3,125,536	(15)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.85% (S + 5.25%; 0.75% Floor)	10/29/2030	773,409	766,070	773,409	(15)
Fullsteam Operations, LLC	Software & Tech Services	Term Loan	13.46% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,230,720	7,423,938	(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	13.46% (S + 8.25%; 1.00% Floor)	11/27/2029	2,219,987	2,160,335	2,219,987	(6)(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	13.46% (S + 8.25%; 1.00% Floor)	11/27/2029	958,813	932,295	958,813	(6)(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(28,315)	(42,034)	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(7,078)	(10,508)	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Revolver	— (S + 8.25%; 1.00% Floor)	11/27/2029	-	(10,753)	-	(6)(7)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	11.09% (S + 6.25%; 0.75% Floor)	9/14/2029	16,599,398	16,331,427	16,101,416	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2027	-	(18,585)	(41,376)	(6)(7)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	12.07% (S + 3.50%; 1.00% Floor; 3.75% PIK)	5/22/2029	7,340,831	7,231,024	7,285,775	(15)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	— (S + 3.50%; 1.00% Floor)	5/22/2029	-	(13,111)	(6,300)	(6)(7)
G Treasury SS LLC	Software & Tech Services	Term Loan	10.36% (S + 5.50%; 1.00% Floor)	6/29/2029	3,658,885	3,614,241	3,613,149	(15)
G Treasury SS LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/29/2029	-	(14,574)	(11,434)	(6)(7)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	6/29/2029	-	(9,112)	(5,107)	(6)(7)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/29/2029	1,920,915	1,896,811	1,901,706	(15)
Galway Borrower LLC	Financials	Term Loan	9.10% (S + 4.00%; 0.75% Floor)	9/29/2028	3,792,175	3,792,175	3,763,734	(15)
Galway Borrower LLC	Financials	Delayed Draw Term Loan	— (S + 4.00%; 0.75% Floor)	9/29/2028	-	-	-	(6)
Galway Borrower LLC	Financials	Revolver	9.14% (S + 4.50%; 0.75% Floor)	9/29/2028	116,506	112,321	113,175	(6)
GH Parent Holdings Inc.	Services	Delayed Draw Term Loan	10.20% (S + 5.00%; 1.00% Floor)	5/4/2027	2,354,408	2,315,522	2,308,340	(6)(15)
GHA Buyer, Inc.	Healthcare	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	578,232	569,549	575,341	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	5,533,852	5,502,990	5,506,182	(15)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	838,594	832,459	834,401	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	750,820	746,847	747,066	(15)

Delayed Draw Term Loan

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
GHA Buyer, Inc.	Healthcare	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	4,791,964	4,763,031	4,768,004	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	2,022,398	2,003,307	2,012,286	(15)
GHA Buyer, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/24/2026	-	(5,629)	(4,756)	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.85% (S + 6.25%; 1.00% Floor)	9/1/2028	12,376,845	12,260,561	12,376,845	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(11,426)	-	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.85% (S + 6.25%; 1.00% Floor)	9/1/2028	14,507,975	14,267,768	14,507,975	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(9,995)	-	(6)(7)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.25% (S + 5.50%; 0.75% Floor)	6/1/2028	2,549,573	2,442,787	2,549,573	(6)(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	10.25% (S + 5.50%; 0.75% Floor)	6/1/2028	5,331,605	5,260,746	5,331,605	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.25% (S + 5.50%; 0.75% Floor)	6/1/2028	6,702,083	6,613,446	6,702,083	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	15.20% (S + 4.00%; 1.00% Floor; 6.00% PIK)	9/18/2028	1,641,062	1,585,194	1,608,241	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	14.84% (S + 4.00%; 1.00% Floor; 6.00% PIK)	9/18/2028	3,829,135	3,789,603	3,752,552	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	9.85% (S + 5.25%; 1.00% Floor)	5/25/2028	9,960,945	9,927,819	9,911,140	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	5/25/2028	-	(707)	-	(6)(7)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	9.85% (S + 5.25%; 1.00% Floor)	5/25/2028	90,848	87,104	87,344	(6)
Heartland PPC Buyer LLC	Services	Term Loan	9.85% (S + 5.25%; 0.75% Floor)	12/12/2029	5,623,503	5,523,801	5,567,268	(15)
Heartland PPC Buyer LLC	Services	Revolver	11.98% (S + 5.25%; 0.75% Floor)	12/12/2029	216,651	196,966	205,348	(6)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	9.85% (S + 5.25%; 0.75% Floor)	12/12/2029	479,790	461,011	475,084	(6)(15)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	9.35% (S + 4.00%; 1.% Floor)	11/24/2028	11,183,369	11,183,369	11,099,493	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	12.50% (S + 7.25%; 1.00% Floor)	5/3/2029	12,837,237	12,571,522	12,676,771	(15)
HireVue, Inc.	Software & Tech Services	Revolver	12.37% (S + 7.25%; 1.00% Floor)	5/3/2029	670,229	638,404	649,652	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	10/15/2027	2,424,181	2,356,187	2,424,181	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	10/15/2027	1,625,593	1,608,774	1,625,593	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	10/15/2027	1,792,413	1,766,235	1,792,413	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	12.75% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	34,878	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Term Loan	10.50% (S + 5.75%; 1.00% Floor)	10/15/2027	2,570,604	2,544,053	2,570,604	(15)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	10.09% (S + 5.25%; 1.00% Floor)	5/19/2027	7,815,215	7,743,158	7,815,215	(15)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	(24,916)	-	(6)(7)
Iodine Software, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	(9,756)	-	(6)(7)
Iodine Software, LLC	Software & Tech Services	Term Loan	10.09% (S + 5.25%; 1.00% Floor)	5/19/2027	5,187,696	5,141,137	5,187,696	(15)
JS Parent, Inc.	Software & Tech Services	Term Loan	10.25% (S + 5.00%; 0.00% Floor)	4/24/2031	5,459,661	5,433,563	5,432,363	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/24/2031	-	(2,480)	(2,641)	(6)(7)
Kalkomey Borrower, LLC	Services	Term Loan	9.85% (S + 5.25%; 1.00% Floor)	6/18/2031	9,154,683	9,017,928	9,040,249	(15)
Kalkomey Borrower, LLC	Services	Revolver	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(21,101)	(18,309)	(6)(7)
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(13,186)	(9,155)	(6)(7)
Kaseya Inc.	Software & Tech Services	Term Loan	10.75% (S + 5.50%; 0.75% Floor)	6/25/2029	10,704,780	10,597,365	10,704,780	(15)
Kaseya Inc.	Software & Tech Services	Delayed Draw Term Loan	10.76% (S + 5.50%; 0.75% Floor)	6/25/2029	163,600	156,656	163,600	(6)
Kaseya Inc.	Software & Tech Services	Revolver	10.10% (S + 5.50%; 0.75% Floor)	6/25/2029	160,904	157,644	160,904	(6)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	9.44% (S + 4.50%; 1.00% Floor)	11/17/2027	7,659,384	7,577,708	7,659,384	(15)
Lotus HPI Buyer, Inc	Healthcare	Term Loan	11.38% (S + 6.25%; 1.00% Floor)	1/21/2030	12,496,673	12,211,139	12,246,739	(15)
Lotus HPI Buyer, Inc	Healthcare	Revolver	— (S + 6.25%; 1.00% Floor)	1/21/2030	-	(41,690)	(37,679)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	1/21/2030	-	(41,726)	(37,678)	(6)(7)
Magaya Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	7/26/2030	-	(9,214)	(9,214)	(6)(7)
Magaya Corporation	Software & Tech Services	Term Loan	10.02% (S + 4.75%; 0.75% Floor)	7/26/2030	3,685,561	3,648,705	3,648,705	(15)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	7/26/2030	-	(12,286)	(12,286)	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(16,660)	-	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(5,553)	-	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(4,175)	-	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Mastery Acquisition Corp.	Software & Tech Services	Term Loan	9.49% (S + 5.25%; 1.00% Floor)	9/7/2029	6,649,212	6,602,841	6,649,212	(15)
Mavenlink, Inc.	Software & Tech Services	Term Loan	11.45% (S; 0.75% Floor; 6.00% PIK)	6/3/2027	16,001,716	15,782,112	15,641,677	(15)
Mavenlink, Inc.	Software & Tech Services	Revolver	11.44% (S; 0.75% Floor; 6.00% PIK)	6/3/2027	1,518,020	1,499,824	1,475,811	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.09% (S + 6.25%; 1.00% Floor)	4/16/2027	831,018	813,082	831,018	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.59% (S + 5.75%; 1.00% Floor)	4/16/2027	10,179,094	10,088,633	10,153,647	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.94% (S + 5.75%; 1.00% Floor)	4/16/2027	116,900	108,473	114,465	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.34% (S + 6.50%; 1.00% Floor)	4/16/2027	781,227	764,739	781,227	(15)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	9.34% (S + 4.50%; 1.00% Floor)	12/23/2026	13,592,035	13,485,520	13,558,055	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/23/2026	-	(10,375)	(3,440)	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	9.34% (S + 4.50%; 1.00% Floor)	12/23/2026	861,764	853,233	859,610	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	10.74% (S + 6.00%; 0.75% Floor)	9/30/2026	177,192	174,608	171,655	(6)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	10.70% (S + 6.00%; 0.75% Floor)	9/30/2027	3,744,455	3,705,571	3,678,927	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	10.70% (S + 6.00%; 0.75% Floor)	9/30/2027	1,546,478	1,518,932	1,519,415	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	9.95% (S + 5.00%; 1.00% Floor)	10/22/2026	1,316,718	1,281,481	1,316,718	(6)(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	— (S + 5.00%; 1.00% Floor)	10/22/2026	-	(4,272)	(3,402)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	9.94% (S + 5.00%; 1.00% Floor)	10/22/2026	7,754,003	7,685,966	7,715,233	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	11.20% (S + 6.25%; 1.00% Floor)	2/15/2029	2,013,601	1,977,788	2,008,567	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	11.20% (S + 6.25%; 1.00% Floor)	2/15/2029	7,885,546	7,802,294	7,865,832	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(5,343)	(1,382)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	9.45% (S + 4.75%; 1.00% Floor)	4/21/2027	6,192,833	6,152,048	6,192,833	(15)
Moon Buyer, Inc.	Software & Tech Services	Revolver	10.14% (S + 4.75%; 1.00% Floor)	4/21/2027	640,086	632,383	640,086	(6)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.45% (S + 4.75%; 1.00% Floor)	4/21/2027	571,713	569,613	571,713	(15)
MSM Acquisitions, Inc.	Services	Term Loan	11.05% (S + 6.00%; 1.00% Floor; 5.00% PIK)	12/9/2026	8,273,465	8,215,934	7,404,751	(15)
MSM Acquisitions, Inc.	Services	Revolver	11.05% (S + 6.00%; 1.00% Floor)	12/9/2026	1,252,619	1,216,979	1,121,094
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	11.05% (S + 6.00%; 1.00% Floor; 5.00% PIK)	12/9/2026	371,041	369,289	332,081	(15)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	11.05% (S + 6.00%; 1.00% Floor; 5.00% PIK)	12/9/2026	3,027,340	3,001,945	2,709,469	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.07% (S + 5.50%; 1.00% Floor)	4/9/2029	7,732,321	7,662,955	7,674,329	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	4/9/2029	8,753,309	8,591,209	8,687,659	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(21,971)	(9,089)	(6)(7)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	11.03% (S + 5.50%; 1.00% Floor)	4/9/2029	421,175	397,910	407,559	(6)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	4/9/2029	603,993	596,538	599,463	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor; 3.75% PIK)	3/21/2028	-	(6,938)	-	(6)(7)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	11.50% (S + 3.00%; 1.00% Floor; 3.75% PIK)	3/21/2028	6,483,565	6,404,219	6,483,565	(15)
Nasuni Corporation	Software & Tech Services	Revolver	— (S + 5.75%; 0.00% Floor)	9/10/2030	-	(39,297)	(39,297)	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	10.68% (S + 5.75%)	9/10/2030	12,575,067	12,386,441	12,386,441	(15)
Navigate360, LLC	Software & Tech Services	Term Loan	10.94% (S + 6.00%; 1.00% Floor)	3/17/2027	1,072,454	1,058,978	1,059,048	(15)
Navigate360, LLC	Software & Tech Services	Term Loan	10.94% (S + 6.00%; 1.00% Floor)	3/17/2027	2,226,045	2,198,790	2,198,219	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/17/2027	-	(12,428)	(10,179)	(6)(7)
Navigate360, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	3/17/2027	-	(6,118)	(7,553)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.94% (S + 6.00%; 1.00% Floor)	3/17/2027	4,123,905	4,080,034	4,072,356	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	10.94% (S + 6.00%; 1.00% Floor)	3/17/2027	1,776,451	1,763,753	1,754,246	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	10.09% (S + 2.50%; 2.75% PIK)	9/1/2031	11,224,348	11,113,733	11,112,105	(15)
NC Topco, LLC	Software & Tech Services	Revolver	— (S + 2.50%; 2.75% PIK)	9/1/2031	-	(12,763)	(12,920)	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.50%; 2.75% PIK)	8/29/2031	-	(15,953)	(16,149)	(6)(7)
Netwrix Corporation	Software & Tech Services	Term Loan	10.55% (S + 5.50%; 0.75% Floor)	6/11/2029	12,454,327	12,437,991	12,423,191	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Netwrix Corporation	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	6/11/2029	-	(1,719)	(1,937)	(6)(7)
Netwrix Corporation	Software & Tech Services	Delayed Draw Term Loan	10.55% (S + 5.50%; 0.75% Floor)	6/11/2029	205,786	191,449	201,130	(6)
Next Holdco, LLC	Software & Tech Services	Term Loan	11.05% (S + 6.00%; 0.75% Floor)	11/12/2030	9,238,687	9,112,386	9,238,687	(15)
Next Holdco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 6.00%; 0.75% Floor)	11/12/2030	-	(15,610)	-	(6)(7)
Next Holdco, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 0.75% Floor)	11/9/2029	-	(11,438)	-	(6)(7)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.35% (S + 4.65%; 0.75% Floor)	12/28/2028	6,997,683	6,899,794	6,997,683	(15)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.45% (S + 4.65%; 0.75% Floor)	12/28/2028	1,208,911	1,190,824	1,208,911	(15)
Pace Health Companies, LLC	Healthcare	Term Loan	10.25% (S + 5.50%; 1.00% Floor)	8/3/2026	1,372,660	1,362,540	1,372,660	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	10.25% (S + 5.50%; 1.00% Floor)	8/3/2026	193,656	185,985	193,656	(6)
Pace Health Companies, LLC	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	8/3/2026	-	(907)	-	(6)(7)
Pace Health Companies, LLC	Healthcare	Term Loan	10.00% (S + 5.25%; 1.00% Floor)	8/3/2026	5,047,918	5,039,745	5,047,918	(15)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	10.45% (S + 5.25%; 0.75% Floor)	2/3/2031	9,291,584	9,216,019	9,268,356	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	2/3/2031	-	(8,556)	(2,359)	(6)(7)
PDI TA Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	2/3/2031	-	(9,776)	-	(6)(7)
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	12.35% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,132,055	7,136,110	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	— (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	-	(18,108)	(21,087)	(6)(7)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Term Loan	10.75% (S + 5.50%; 0.75% Floor)	11/1/2028	493,433	488,626	490,966	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	10.34% (S + 5.50%; 0.75% Floor)	11/1/2028	1,234,761	1,220,890	1,228,587	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	10.34% (S + 5.50%; 0.75% Floor)	11/1/2028	5,825,016	5,789,816	5,795,890	(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	9.84% (S + 5.00%; 1.00% Floor)	6/21/2030	20,585,477	20,276,695	20,276,695	(15)
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	6/21/2030	-	(49,667)	(52,009)	(6)(7)
Pieper Memorial, LLC	Healthcare	Term Loan	11.04% (S + 5.75%; 1.00% Floor)	11/2/2027	2,056,770	2,025,165	2,051,628	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	11.04% (S + 5.75%; 1.00% Floor)	11/2/2027	3,150,170	3,093,714	3,150,170	(6)(15)
Ping Identity Holding Corp.	Software & Tech Services	Term Loan	9.35% (S + 4.75%; 0.75% Floor)	10/17/2029	12,033,445	11,810,057	12,033,445	(15)
Ping Identity Holding Corp.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	(20,530)	-	(6)(7)
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	10.96% (S + 5.75%; 0.75% Floor)	12/8/2028	643,349	638,317	583,839
Pinnacle Dermatology Management, LLC	Healthcare	Revolver	9.55% (S + 4.00%; 0.75% Floor)	12/8/2026	537,696	531,556	530,974
Pinnacle Dermatology Management, LLC	Healthcare	Term Loan	10.78% (S + 5.75%; 0.75% Floor)	12/8/2028	5,509,835	5,424,963	5,000,176	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.55% (S + 5.50%; 1.00% Floor)	1/4/2027	381,608	377,792	378,746	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.55% (S + 5.50%; 1.00% Floor)	1/4/2027	5,123,685	5,105,118	5,085,257	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	12.25% (S + 5.50%; 1.00% Floor)	1/4/2027	87,875	84,376	83,261	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.55% (S + 5.50%; 1.00% Floor)	1/4/2027	281,763	278,561	279,649	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.55% (S + 5.50%; 1.00% Floor)	1/4/2027	145,327	144,743	144,237	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	10.55% (S + 5.50%; 1.00% Floor)	1/4/2027	337,483	336,873	334,952	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	10.05% (S + 5.25%; 1.00% Floor)	7/17/2028	117,914	102,015	117,914	(6)
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	10.05% (S + 5.25%; 1.00% Floor)	7/17/2028	7,484,570	7,400,118	7,484,570	(15)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.59% (S + 5.75%; 1.00% Floor)	8/16/2029	1,829,395	1,708,255	1,732,849	(6)(15)
Race Finco, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	8/16/2029	-	(12,138)	(13,720)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	10.75% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,017,974	8,971,696	(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	9.60% (S + 5.00%; 0.75% Floor)	11/20/2028	15,330,417	15,135,062	15,330,417	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/18/2027	-	(12,841)	-	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	6/6/2025	2,861,633	2,793,661	28,616	(16)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	10.50% (S + 5.75%; 1.00% Floor)	6/18/2026	7,731,296	7,662,188	7,692,640	(15)
Redwood Family Care Network, Inc.	Healthcare	Revolver	— (S + 5.75%; 1.00% Floor)	6/18/2026	-	(4,120)	(2,944)	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	6/18/2026	5,726,774	5,686,554	5,698,141	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	6/18/2026	4,292,689	4,214,427	4,271,226	(15)
REP TEC Intermediate Holdings, Inc.	Business Services	Revolver	— (S + 5.75%; 1.00% Floor)	12/1/2027	-	(5,715)	-	(6)(7)
REP TEC Intermediate Holdings, Inc.	Business Services	Term Loan	10.35% (S + 5.75%; 1.00% Floor)	12/1/2027	11,517,270	11,472,654	11,517,270	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
REP TEC Intermediate Holdings, Inc.	Business Services	Term Loan	10.35% (S + 5.75%; 1.00% Floor)	12/1/2027	425,003	417,510	425,003	(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	9.35% (S + 4.75%; 0.00% Floor)	9/30/2031	6,460,812	6,363,914	6,363,900	(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	-	(16,702)	(16,709)	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	9.35% (S + 4.75%; 0.75% Floor)	3/30/2031	111,393	100,258	100,254	(6)
Sako and Partners Lower Holdings LLC	Services	Term Loan	9.10% (S + 4.50%; 1.00% Floor)	9/15/2028	1,687,051	1,657,617	1,678,616	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	9.10% (S + 4.50%; 1.00% Floor)	9/15/2028	17,193,109	16,872,652	17,107,143	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(29,779)	(8,795)	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	9.10% (S + 4.50%; 1.00% Floor)	9/15/2028	3,505,438	3,436,567	3,487,911	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(33,363)	-	(6)(7)
Salisbury House, LLC	Healthcare	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	1,215,814	1,208,413	1,215,814	(15)
Salisbury House, LLC	Healthcare	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	986,813	977,778	986,813	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	496,047	461,293	496,047	(6)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	570,283	558,877	570,283
Salisbury House, LLC	Healthcare	Revolver	10.95% (S + 5.75%; 1.00% Floor)	2/27/2026	457,307	451,601	457,307	(6)
Salisbury House, LLC	Healthcare	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	1,116,991	1,112,971	1,116,991	(15)
Salisbury House, LLC	Healthcare	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	431,282	426,886	431,282	(15)
Salisbury House, LLC	Healthcare	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	3,934,410	3,913,354	3,934,410	(15)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	10.85% (S + 5.50%; 1.00% Floor)	6/28/2028	4,605,374	4,539,497	4,167,864	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	10.64% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	813,914	746,165
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.73% (S + 5.50%; 1.00% Floor)	6/28/2028	919,279	905,908	813,488	(6)(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	9.24% (S + 5.00%; 0.75% Floor)	9/30/2031	14,225,155	14,082,957	14,082,904	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	9/30/2031	-	(17,231)	(17,238)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	11.25% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	860,227	841,319	824,684	(6)(15)
Sauce Labs Inc	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	-	(12,520)	(32,045)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	11.35% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	1,942,098	1,923,299	1,893,545	(15)
Sauce Labs Inc	Software & Tech Services	Term Loan	11.35% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	7,570,272	7,484,269	7,381,015	(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	12.44% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	19,481,688	19,160,031	19,238,167	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	12.44% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	4,407,752	4,292,860	4,329,787	(6)(15)
Saviynt, Inc.	Software & Tech Services	Revolver	— (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	-	(9,943)	(7,622)	(6)(7)
SCA Buyer, LLC	Healthcare	Term Loan	12.01% (S + 6.50%; 1.00% Floor)	1/20/2027	4,015,538	3,993,913	3,583,868	(15)
SCA Buyer, LLC	Healthcare	Revolver	10.66% (S + 6.50%; 1.00% Floor)	1/20/2027	643,849	641,252	574,635
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	10.44% (S + 5.50%; 0.75% Floor)	8/25/2028	10,715,390	10,555,158	10,635,025	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.44% (S + 5.50%; 0.75% Floor)	8/25/2028	1,619,768	1,479,665	1,549,682	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	10.44% (S + 5.50%; 0.75% Floor)	8/25/2028	373,793	364,494	369,120	(6)
Securonix, Inc	Software & Tech Services	Revolver	12.31% (S + 7.00%; 0.75% Floor)	4/5/2028	34,660	18,681	(223,012)	(6)(7)
Securonix, Inc	Software & Tech Services	Term Loan	12.31% (S + 7.00%; 0.75% Floor)	4/5/2028	8,546,314	8,457,443	7,114,807	(15)
Serrano Parent, LLC	Software & Tech Services	Term Loan	11.62% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,765,915	20,677,290	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(42,147)	(52,149)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 7.50%; 1.00% Floor)	6/22/2026	626,535	603,124	422,911	(15)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	6/22/2026	-	(985)	(135,249)	(6)(7)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	2,932,730	2,822,024	1,979,592	(15)(16)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	13.30% (S + 4.50%; 0.00% Floor; 3.50% PIK)	10/12/2027	484,688	480,474	437,431
Smile Brands, Inc.	Healthcare	Term Loan	10.85% (S + 4.50%; 0.75% Floor; 1.00% PIK)	10/12/2027	1,594,625	1,582,273	1,439,149	(15)
Smile Brands, Inc.	Healthcare	Revolver	13.95% (S + 4.50%; 0.75% Floor)	10/12/2027	135,487	115,339	110,291	(6)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Soladoc, LLC	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(7,349)	(20,613)	(6)(7)
Soladoc, LLC	Software & Tech Services	Term Loan	10.41% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,815,616	5,683,102	(15)
Spark DSO, LLC	Healthcare	Term Loan	13.23% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	6,832,032	6,792,898	6,678,311	(15)
Spark DSO, LLC	Healthcare	Revolver	13.23% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	263,946	259,280	245,226	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.69% (S + 4.75%; 1.00% Floor)	12/15/2027	3,168,313	3,129,226	3,138,610	(6)(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.75%; 1.00% Floor)	12/15/2027	-	(10,803)	(9,901)	(6)(7)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	9.69% (S + 4.75%; 1.00% Floor)	12/15/2027	7,920,781	7,828,526	7,841,574	(15)
SugarCrm, Inc.	Software & Tech Services	Term Loan	10.19% (S + 5.25%; 1.00% Floor)	7/30/2027	566,197	556,144	557,704	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	7/30/2027	-	(1,435)	(4,654)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	10.19% (S + 5.25%; 1.00% Floor)	7/30/2027	4,268,824	4,243,114	4,204,792	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	9.32% (S + 4.75%; 1.00% Floor)	7/2/2029	20,026,397	20,026,397	19,926,265	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	9.32% (S + 4.75%; 1.00% Floor)	7/2/2029	1,232,617	1,219,856	1,219,089	(6)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(2,134)	-	(6)(7)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	9.19% (S + 4.25%; 1.00% Floor)	8/20/2027	7,125,152	7,072,746	7,125,152	(15)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	10.69% (S + 5.75%; 1.00% Floor)	12/16/2026	5,700,075	5,672,875	5,671,574	(15)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	10.69% (S + 5.75%; 1.00% Floor)	12/16/2026	139,268	136,503	136,284	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.65% (S + 6.25%; 1.00% Floor)	8/15/2025	1,704,642	1,698,157	1,704,642	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.45% (S + 6.25%; 1.00% Floor)	8/15/2025	1,692,529	1,684,578	1,692,529	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	11.51% (S + 6.25%; 1.00% Floor)	8/15/2025	3,175,482	3,160,383	3,175,482	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	10.75% (S + 6.00%; 1.00% Floor)	1/22/2027	11,556,021	11,462,035	11,556,021	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	11.25% (S + 6.50%; 1.00% Floor)	1/22/2027	1,189,318	1,164,452	1,189,318	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	9.75% (S + 5.00%; 1.00% Floor)	1/22/2027	2,174,510	2,141,893	2,147,329	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Revolver	12.37% (S + 6.00%; 1.00% Floor)	1/22/2027	739,815	730,502	739,815	(6)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.75% (S + 6.00%; 1.00% Floor)	1/22/2027	8,111,616	8,040,912	8,111,616	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	11.25% (S + 6.00%; 0.75% Floor)	7/31/2030	12,899,463	12,705,971	12,705,971	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 0.75% Floor)	7/31/2030	-	(17,928)	(18,427)	(6)(7)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 6.00%; 0.75% Floor)	7/31/2030	-	-	-	(6)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 3.75%; 1.00% Floor)	8/31/2028	19,189,723	19,110,432	19,189,723	(6)(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	3/26/2026	8,503,727	8,394,373	8,503,727	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.86% (S + 6.25%; 0.50% Floor)	3/26/2026	4,613,481	4,601,736	4,613,481	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.75%; 0.50% Floor)	3/26/2026	4,613,481	4,601,355	4,613,481	(15)
Unanet, Inc	Software & Tech Services	Term Loan	11.26% (S + 6.00%; 0.75% Floor)	12/8/2028	12,003,044	11,833,212	11,883,013	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 6.00%; 0.75% Floor)	12/8/2028	1,547,761	1,510,129	1,528,809	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	11.20% (S + 6.00%; 0.75% Floor)	12/8/2028	63,174	45,316	50,540	(6)
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	-	(1,813)	(2,294)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	2,710,484	2,692,378	2,683,379	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	321,585	319,435	318,369	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	136,042	134,539	134,681	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	476,146	473,249	471,385	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	689,067	689,067	682,176	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	304,393	300,373	301,349	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	263,089	258,253	260,458	(15)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/25/2031	-	(11,540)	(11,540)	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 0.75% Floor)	8/25/2031	-	(9,232)	(9,232)	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	— (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,940,785	5,940,785	(15)
Vectra AI, Inc.	Software & Tech Services	Term Loan	11.63% (S + 6.25%; 1.00% Floor)	3/2/2028	5,552,870	5,491,547	5,469,577	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.63% (S + 6.25%; 1.00% Floor)	3/2/2028	1,163,793	1,151,501	1,146,336	(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	3/2/2028	-	(1,722)	(3,492)	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	10.36% (S + 5.25%; 0.75% Floor)	5/24/2028	2,006,737	1,984,438	2,006,737	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	10.50% (S + 5.25%; 0.75% Floor)	5/24/2028	20,877,300	20,683,894	20,877,300	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	10.53% (S + 5.25%; 0.75% Floor)	5/24/2028	5,799,250	5,758,580	5,799,250	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	10.09% (S + 5.25%; 0.75% Floor)	5/24/2028	115,985	105,142	115,985	(6)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	10.56% (S + 5.25%; 1.00% Floor)	3/1/2030	4,883,370	4,792,901	4,810,120	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	3/1/2030	-	(9,120)	(5,044)	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 1.00% Floor)	3/1/2030	-	(13,686)	(11,349)	(6)(7)
Veracross LLC	Software & Tech Services	Revolver	11.44% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	338,927	326,608	327,750	(6)
Veracross LLC	Software & Tech Services	Term Loan	11.44% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	14,012,191	13,877,553	13,872,069	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	11.44% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	1,800,951	1,756,232	1,782,942	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	11.33% (S + 6.00%; 1.00% Floor)	6/11/2029	3,360,201	3,280,400	3,292,997	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	11.33% (S + 6.00%; 1.00% Floor)	6/11/2029	168,010	157,113	162,410	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	6/11/2029	-	(8,825)	(7,467)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.85% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,573,377	5,639,538	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.35% (S + 5.25%; 0.75% Floor)	3/21/2031	942,278	896,283	942,278	(6)(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	-	(19,354)	(3,533)	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.35% (S + 5.50%; 1.00% Floor)	10/2/2028	539,837	527,678	539,837	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor)	10/2/2028	6,183,902	6,173,384	6,183,902	(15)
Wealth Enhancement Group, LLC	Financials	Revolver	— (S + 5.50%; 1.00% Floor)	10/2/2028	-	(1,557)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.69% (S + 5.50%; 1.00% Floor)	10/2/2028	1,347,997	1,344,692	1,347,997	(15)
Webster Equity Partners III-A, L.P.	Financials	Delayed Draw Term Loan	16.18% (S + 3.50%; 2.00% Floor; 7.35% PIK)	4/1/2027	5,243,924	5,119,879	5,145,163	(6)(8)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	12.83% (S + 5.75%; 1.00% Floor; 1.87% PIK)	3/17/2028	11,294,313	11,135,838	10,503,711	(15)
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	12.79% (S + 5.75%; 1.00% Floor; 1.87% PIK)	3/17/2028	1,501,925	1,469,614	1,295,991	(6)
West Dermatology Management Holdings, LLC	Healthcare	Revolver	12.92% (S + 5.75%; 1.00% Floor; 1.87% PIK)	3/17/2028	1,252,012	1,232,808	1,164,371
Wolverine Seller Holdings, LLC	Services	Term Loan	10.28% (S + 5.00%; 0.75% Floor)	1/17/2030	6,670,826	6,552,684	6,670,826	(15)
Wolverine Seller Holdings, LLC	Services	Revolver	— (S + 5.00%; 0.75% Floor)	1/17/2030	-	(19,757)	-	(6)(7)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	10.17% (S + 5.00%; 0.75% Floor)	1/17/2030	431,313	394,448	431,313	(6)(15)
Your Part-Time Controller, LLC	Services	Term Loan	10.34% (S + 5.50%; 1.00% Floor)	11/14/2029	6,855,901	6,737,914	6,855,901	(15)
Your Part-Time Controller, LLC	Services	Revolver	— (S + 5.50%; 1.00% Floor)	11/14/2029	-	(10,745)	-	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Term Loan	9.69% (S + 5.00%; 0.75% Floor)	11/22/2028	13,681,445	13,681,445	13,681,444	(15)
Total U.S. 1st Lien/Senior Secured Debt						1,470,223,432	1,451,228,448

2nd Lien/Junior Secured Debt — 0.48%								(4)
Symplr Software, Inc.	Software & Tech Services	Term Loan	13.22% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,094,213	2,856,705	(15)
Total U.S. 2nd Lien/Junior Secured Debt						3,094,213	2,856,705
Total U.S Corporate Debt						1,473,317,645	1,454,085,153

1st Lien/Senior Secured Canadian Debt — 3.99%								(4)
Versaterm Public Safety Inc.	Software & Tech Services	Term Loan	11.44% (S + 6.50%; 1.00% Floor)	12/4/2025	13,258,433	13,147,567	13,092,703	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Revolver	13.5% (S + 6.50%; 1.00% Floor)	12/4/2025	119,558	111,280	108,349	(6)(8)
Versaterm Public Safety Inc.	Software & Tech Services	Delayed Draw Term Loan	11.44% (S + 6.50%; 1.00% Floor)	12/4/2025	1,024,233	1,019,292	1,011,430	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	10.01% (S + 5.00%; 0.75% Floor)	10/30/2028	697,526	697,526	697,526	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.00%; 0.75% Floor)	10/27/2028	8,612,925	8,560,128	8,612,925	(8)(15)
Total Canadian 1st Lien/Senior Secured Debt						23,535,793	23,522,933
Total Canadian Corporate Debt						23,535,793	23,522,933

1st Lien/Senior Secured Luxembourg Debt — 1.71%								(4)
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	11.62% (S + 6.5%; 1.00% Floor)	5/23/2031	10,088,201	9,991,242	10,088,201	(6)(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						9,991,242	10,088,201
Total Luxembourg Corporate Debt						9,991,242	10,088,201

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmark
U.S. Preferred Stock — 1.30%							(18)
Alphasense, LLC	Series C	Software & Tech Services	6/1/2021	23,961	369,843	802,467	(8)
Concerto HealthAI Solutions LLC	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	304,455
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	56,241
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	225,502
Degreed, Inc.	Series D	Software & Tech Services	4/30/2021	16,943	278,308	202,770
Degreed, Inc.	Series C-1	Software & Tech Services	6/19/2019	43,819	278,541	193,286
Knockout Intermediate Holdings I Inc.	Perpetual	Software & Tech Services	6/23/2022	1,345	1,311,760	1,769,845
Netskope, Inc.	Series G	Software & Tech Services	1/27/2020	36,144	302,536	427,003
Ntiva Investments, LLC	Class A	Digital Infrastructure & Services	1/24/2022	333,937	272,826	300,256
Phenom People, Inc.	Series C	Software & Tech Services	1/10/2020	35,055	220,610	462,566
Swyft Parent Holdings LP	Preferred Units	Software & Tech Services	2/7/2022	850,470	758,389	627,222
Symplr Software Intermediate Holdings, Inc.	Series A	Software & Tech Services	11/30/2018	1,196	1,160,531	2,185,374

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmark
Vectra AI, Inc.	Series F	Software & Tech Services	5/28/2021	17,064	131,095	113,970
Total U.S. Preferred Stock					5,811,942	7,670,957

France Preferred Stock — 0.04%							(18)
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	24,472	206,755	206,715	(8)
Total France Preferred Stock					206,755	206,715

U.S. Common Stock — 1.52%							(18)
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	28,212
Artemis Investor Holdings, LLC	Class A	Services	1/22/2021	38,551	385,509	384,604
Brightspot Holdco, LLC	Class A Common Units	Software & Tech Services	11/16/2021	433,207	433,207	462,448
Coinvest YPTC Blocked Aggregator, L.P.	LP Interests	Services	11/14/2021	138,390	138,390	192,567
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	363,375
Freddy's Acquisition	LP Interests	Consumer Non-Cyclical	3/3/2021	72,483	72,483	159,726
GSV Medsuite Investments, LLC	Class A	Healthcare	12/22/2021	86,555	85,705	68,391
GSV Vehlo Investments, LLC	Class A	Software & Tech Services	5/20/2022	150,297	150,297	195,547
INH Group Holdings, LLC	Class A	Healthcare	1/31/2019	484,552	484,552	-
Leeds FEG Investors, LLC	Class A	Consumer Non-Cyclical	11/20/2017	320	321,309	253,168
Moon Topco, L.P.	Class A	Software & Tech Services	4/19/2021	3,600	35,999	120,883
MyKaarma Holdings LP	LP Interests	Software & Tech Services	3/18/2022	257,031	257,031	500,056
NEPCORE Parent Holdings LLC	LP Interests	Digital Infrastructure & Services	10/21/2021	98	97,884	19,907
Neutral Connect, LLC	LLC Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	174,454
Ntiva Investments, LLC	Class A	Digital Infrastructure & Services	1/24/2022	333,937	61,110	105,571
Pamlico Avant Holdings L.P.	Class A	Digital Infrastructure & Services	12/1/2021	236,307	236,307	387,751
Ranger Lexipol Holdings, LLC	Class A	Software & Tech Services	11/18/2021	437	359,487	515,870
Ranger Lexipol Holdings, LLC	Class B	Software & Tech Services	11/18/2021	433	77,371	82,710
REP AOM Holdings, LLC	Class A.	Healthcare	2/15/2022	290,393	18,979	772,110
REP Coinvest III AGP Blocker, L.P.	LP Interests	Healthcare	10/14/2021	590,203	590,203	1,172,963
REP COINVEST III OMNI, L.P.	LP Interests	Services	2/4/2021	193,770	53,301	129,826	(17)
REP Coinvest III TEC, L.P.	LP Interests	Services	6/18/2020	167,509	190,658	245,907
REP RO Coinvest IV-A, L.P.	Class A	Services	12/28/2022	66,441,840	664,418	552,597
RFCN Parent, LP	LP Interests	Healthcare	6/18/2021	77	78,284	87,051
Rubrik, Inc	Common Units	Software & Tech Services	9/13/2024	25,307	771,864	772,939	(17)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmark
SBS Super Holdings, LLC	Class B	Healthcare	5/12/2023	100	10	-	(5)
SBS Super Holdings, LLC	Class A	Healthcare	5/12/2023	21	-	-	(5)
Singularity Topco LLC	Class A Common Units	Software & Tech Services	9/30/2022	329,116	953,133	536,752
Stripe, Inc.	Class B	Software & Tech Services	5/17/2021	4,158	166,854	117,214
Swyft Parent Holdings LP	LP Interests	Software & Tech Services	2/7/2022	4,485	53,048	-
Thrive Parent, LLC	Class L	Digital Infrastructure & Services	1/22/2021	102,108	271,128	591,115
Total U.S. Common Stock					7,662,805	8,993,714

France Common Stock — 0.07%
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	75,889	416,757	416,758	(8)
Total France Common Stock					416,757	416,758

U.S. Warrants — 0.23%							(18)
Alphasense, LLC	Series B	Software & Tech Services	6/2/2020	40,394	35,185	1,069,913	(8)
Degreed, Inc.	Series D	Software & Tech Services	4/11/2021	7,624	-	2,845
Degreed, Inc.	Series C-1	Software & Tech Services	5/31/2019	26,294	46,823	30,744
Degreed, Inc.	Common Shares	Software & Tech Services	8/31/2022	9,374	41,527	14,464
Scylla DB Ltd	Secries C-1	Software & Tech Services	9/9/2022	239,984	43,880	173,229
Vectra AI, Inc.	Series F	Software & Tech Services	3/18/2021	35,156	58,190	90,928
Total U.S. Warrants					225,605	1,382,123

United Kingdom Warrants — 0.05%							(18)
Global WebIndex Holdings Limited	Preferred Units	Software & Tech Services	12/30/2020	11,776	159,859	286,768
Total United Kingdom Warrants					159,859	286,768
France Warrants — 0.00%							(18)
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	—	(8)
Total France Warrants					8,561	—

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair value	Tickmark
U.S. Investment Companies —4.03%						(18)
AB Equity Investors, L.P.	LP Interests	Investment Companies	12,998,849	12,998,850	15,125,364	(11)
CN CO-Invest, LP	LP Interests	Digital Infrastructure & Services	776,334	776,334	746,926
Falcon Co-Investment Partners, L.P.	LP Interests	Healthcare	832,249	832,249	833,081	(11)
GHP E Aggregator, LLC	LLC Units	Software & Tech Services	417,813	186,588	704,014	(11)
GHP SPV-2, L.P.	LP Interests	Software & Tech Services	271,942	271,942	277,925	(8)(11)
GTCR A-1 Investors LP	LP Interests	Specialty RMR	1,100,000	1,100,000	1,100,000	(8)(11)
Magenta Blocker Aggregator LP	LP Interests	Software & Tech Services	821,396	676,978	994,711	(11)
Orangewood WWB Co-Invest, L.P.	LP Interests	Consumer Non-Cyclical	829,314	786,428	1,293,730	(11)
ORCP III Triton Co-Investors, L.P.	LP Interests	Consumer Non-Cyclical	341,592	90,503	1,434,686	(11)
OSS SPV LP	LP Interests	Services	277,533	267,984	416,300	(11)
Palms Co-Investment Partners D, L.P.	LP Interests	Software & Tech Services	261,450	261,450	295,438	(11)
SCP-Resonetics Aggregator I, LLC	Class B	Healthcare	32,450	171,840	4,024	(11)
SCP-Resonetics Aggregator I, LLC	Class A	Healthcare	541	368,990	551,333	(11)
Total U.S. Investment Companies				18,790,136	23,777,532
TOTAL INVESTMENTS - 259.31%				1,540,127,100	1,530,430,854

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Class/Series	Industry	Yield	Shares	Cost	Fair value	Tickmark
Cash Equivalents — 14.42%
Blackrock T Fund I	Money Market	Money Market Portfolio	4.85%	50,278,776	50,278,776	50,278,776	(13)(14)(15)
State Street Institutional US Government Money Market Fund	Money Market	Money Market Portfolio	4.94%	16,011,267	16,011,267	16,011,267	(13)(14)
US Bank MMDA GCTS Money Market	Money Market	Money Market Portfolio	4.23%	18,802,956	18,802,956	18,802,956	(13)(14)(15)
Total Cash Equivalents					85,092,999	85,092,999
Cash — 5.67%
US Dollar	Cash	USD		33,478,658	33,478,658	33,478,658	(13)
Total Cash					33,478,658	33,478,658
TOTAL CASH AND CASH EQUIVALENTS					118,571,657	118,571,657
LIABILITIES IN EXCESS OF OTHER ASSETS — (179.40%)						(1,058,800,545)
NET ASSETS — 100.00%						590,201,966

(1)
Unless otherwise indicated, all securities represent co-investments made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.
(2)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of September 30, 2024, rates for 1M S, 3M S and 6M S are 4.85%,4.59%, and 4.25%, respectively. As of September 30, 2024, the P was 8.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.
(5)
Non-controlled affiliated investment. See Note 3 “Related Party Transactions”.
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.
(7)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2024, the aggregate fair value of these securities is $42,630,075 or 2.57% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $18,957,035 or 3.21% of the Fund’s net assets.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $21,338,797; aggregate gross unrealized depreciation for federal income tax purposes is $31,035,043. Net unrealized depreciation is $9,696,246. As of September 30, 2024, the cost basis of investments owned was substantially identical for both book and tax purposes
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of September 30, 2024
(15)
Position or Portion thereof are pledged as collateral for the Collateralized Loan Obligations or Credit Facilities (as defined below). See Note 4 “Borrowings.”
(16)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(17)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(18)
Non-income producing investment

P - Prime

PIK - Payment-In-Kind

S - SOFR

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value —260.04%								(++) + * # ^
U.S. Corporate Debt —249.12%
1st Lien/Senior Secured Debt —247.29%
AEG Holding Company, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	$1,034,866	$1,033,291	$1,034,866	(1)
AEG Holding Company, Inc.	Consumer Non-Cyclical	Revolver	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	167,530	165,528	167,530	(2)
AEG Holding Company, Inc.	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	5,450,655	5,442,046	5,450,655	(1)
AEG Holding Company, Inc.	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	1,800,828	1,797,150	1,800,828	(3)
Ampler QSR Holdings, LLC	Consumer Non-Cyclical	Term Loan	11.37% (S + 5.88%; 1.00% Floor)	07/21/2027	12,221,771	12,071,928	12,099,553	(3) (4)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,115,079	1,112,966	900,427	(1)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	894,184	892,497	722,054	(1)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,558,613	1,555,642	1,258,580	(1)
Krispy Krunchy Foods, L.L.C	Consumer Non-Cyclical	Term Loan	9.86% (S + 4.50%; 1.00% Floor)	11/17/2027	8,000,330	7,894,993	8,000,330	(5)
Mathnasium LLC	Consumer Non-Cyclical	Revolver	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	119,684	111,130	113,157	(2)
Mathnasium LLC	Consumer Non-Cyclical	Term Loan	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	5,344,999	5,274,961	5,291,549	(1) (5)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	—	(7,019)	(11,058)	(2) (6)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	7,946,360	7,840,062	7,787,432	(1) (5)
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	115,938	114,174	114,778	(1)
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	234,278	230,715	231,935	(1)
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,950,514	1,944,733	1,931,009	(1)
TBG Food Acquisition Corp	Consumer Non-Cyclical	Delayed Draw Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	264,026	262,269	262,706
TBG Food Acquisition Corp	Consumer Non-Cyclical	Revolver	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	—	(1,776)	(1,320)	(2) (6)
TBG Food Acquisition Corp	Consumer Non-Cyclical	Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	6,468,638	6,424,101	6,436,295	(1) (4)
Airwavz Solutions, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	1,561,841	1,503,863	1,535,810	(2) (3)
Airwavz Solutions, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	3,263,699	3,226,124	3,214,744	(3) (5)
Airwavz Solutions, Inc.	Digital Infrastructure & Services	Revolver	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	—	(7,515)	(9,791)	(2) (6)
Airwavz Solutions, Inc.	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	5,221,919	5,161,799	5,143,590	(3)
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	—	(6,713)	(5,669)	(2) (6)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	14,964,014	14,759,433	14,814,374	(1) (4) (5)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(56,698)	(36,341)	(2) (6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,963,339	4,851,785	4,876,480	(1) (3) (5)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,737,849	2,720,239	2,689,937	(2) (3)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	3,848,597	3,805,340	3,781,247	(1) (5)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(10,460)	(13,606)	(2) (6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	1,035,717	1,007,439	1,017,592	(1)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,705,552	4,638,473	4,623,204	(1) (5)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,271,307	2,202,825	2,231,559	(1) (5)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	3,758,263	3,720,885	3,420,019	(1) (4) (5)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	569,889	557,666	455,911	(2)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	7,868,528	7,792,584	7,160,360	(1) (3) (5)
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	109,972	109,872	90,727	(5)
EvolveIP, LLC	Digital Infrastructure & Services	Revolver	10.85% (S + 5.50%; 1.00% Floor)	06/07/2025	566,868	564,601	467,666
EvolveIP, LLC	Digital Infrastructure & Services	Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	$6,364,108	$6,338,638	$5,250,389	(1)
Firstdigital Communications LLC	Digital Infrastructure & Services	Revolver	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	412,549	393,465	305,445	(2)
Firstdigital Communications LLC	Digital Infrastructure & Services	Term Loan	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	13,611,726	13,448,014	12,692,934	(3) (5)
FirstLight Holdco, Inc.	Digital Infrastructure & Services	Term Loan	9.47% (S + 4.00%; 1.00% Floor)	07/23/2025	6,102,255	6,009,648	5,995,466	(1) (5)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	6,702,083	6,597,371	6,601,552	(1) (5)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,248,303	5,238,302	(1) (5)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(102,654)	(79,125)	(2) (6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	584,502	573,609	565,019	(2)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	04/16/2027	787,145	765,753	787,145	(5)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	10,258,002	10,141,972	10,052,842	(1) (3) (4) (5)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	04/16/2027	837,298	814,856	831,018	(4)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.79% (S + 4.75%; 1.00% Floor)	01/25/2027	608,616	592,267	596,608	(2) (3)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	—	(9,202)	(8,459)	(2) (6)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	7,791,801	7,702,935	7,713,883	(3) (5)
NI Topco, Inc	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	6,572,470	6,460,040	6,556,039	(3) (5)
NI Topco, Inc	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	1,218,186	1,196,826	1,215,141	(1)
Race Finco LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(44,482)	(36,588)	(2) (6)
Race Finco LLC	Digital Infrastructure & Services	Revolver	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(14,851)	(15,245)	(2) (6)
Race Finco LLC	Digital Infrastructure & Services	Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	4,878,384	4,759,589	4,756,425	(3) (5)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	498,390	326,291	241,408	(2)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	—	(11,473)	(17,132)	(2) (6)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	10,715,390	10,518,050	10,420,717	(1) (4) (5)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.61% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	616,318	613,881	536,197	(4)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	—	(1,411)	(54,099)	(2) (6)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	2,884,904	2,871,166	2,509,867	(1)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	1,848,182	1,806,398	1,768,975	(2) (3) (5)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	12/15/2027	132,013	118,769	102,310	(2)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	7,920,781	7,809,446	7,683,158	(5)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	01/22/2027	8,174,176	8,080,114	8,174,176	(1) (5)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Revolver	13.50% (S + 6.00%; 1.00% Floor)	01/22/2027	369,907	357,755	369,907	(2)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	01/22/2027	1,198,351	1,166,534	1,198,351	(4)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	01/22/2027	11,645,786	11,521,198	11,645,786	(1) (3) (5)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.86% (S + 5.50%; 1.00% Floor)	03/26/2026	8,503,727	8,343,566	8,354,912	(1) (3)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	11.11% (S + 5.75%; 0.50% Floor)	03/26/2026	4,661,043	4,643,615	4,637,738	(1) (3) (5)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.25%; 0.50% Floor)	03/26/2026	4,661,043	4,643,025	4,602,780	(5)
Accelerate Resources Operating, LLC	Energy	Delayed Draw Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,875,252	1,841,664	1,875,252	(1) (5)
Accelerate Resources Operating, LLC	Energy	Revolver	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	—	(3,052)	—	(2) (6)
Accelerate Resources Operating, LLC	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,247,027	1,224,796	1,247,027	(3)
Accelerate Resources Operating, LLC	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	$5,590,471	$5,564,908	$5,590,471	(1) (5)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	2,702,417	2,669,008	2,694,546	(2) (3)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	2,100,747	2,089,175	2,090,243	(3)
Foundation Risk Partners, Corp.	Financials	Revolver	11.45% (S + 6.00%; 0.75% Floor)	10/29/2027	—	(8,273)	(5,190)	(2) (6)
Foundation Risk Partners, Corp.	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	9,659,017	9,575,834	9,610,722	(1) (3) (5)
Foundation Risk Partners, Corp.	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	779,358	770,636	775,461	(5)
Galway Borrower, LLC	Financials	Revolver	10.70% (S + 5.25%; 0.75% Floor)	09/30/2027	—	(3,432)	(3,380)	(2) (6)
Galway Borrower, LLC	Financials	Term Loan	10.70% (S + 5.25%; 0.75% Floor)	09/29/2028	4,247,105	4,199,769	4,194,016	(1) (5)
Higginbotham Insurance Agency, Inc.	Financials	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	3,306,711	3,288,415	3,265,377	(1) (5)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	7,962,029	7,901,195	7,862,504	(1) (3) (5)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	1,244,226	1,228,144	1,222,452	(3)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	5,869,799	5,828,010	5,767,077	(1) (3)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	497,219	491,508	488,518	(1)
RSC Acquisition, Inc.	Financials	Delayed Draw Term Loan	10.51% (S + 5.50%; 0.75% Floor)	11/01/2029	—	8	—	(5) (8)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	1,149,975	1,146,513	1,149,975	(2) (8)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	6,231,349	6,218,699	6,215,770	(1) (4) (5) (8)
Wealth Enhancement Group, LLC	Financials	Revolver	11.23% (S + 5.75%; 1.00% Floor)	10/04/2027	—	(1,018)	(1,143)	(2) (6)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,496,668	6,376,783	6,269,285	(1) (3) (4) (5)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
AAH Topco, LLC	Healthcare	Revolver	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(10,581)	(27,555)	(2) (6)
AAH Topco, LLC	Healthcare	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,419,872	6,326,970	6,195,177	(1) (3) (5)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	10.96% (S + 6.00%; 0.75% Floor)	12/22/2027	—	(30,909)	(64,266)	(2) (6)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	1,218,972	1,082,011	—	(1) (7)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	917,905	817,051	—	(7)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	346,322	345,024	—	(7)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	6,557,417	5,733,816	—	(7)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	1,397,556	1,243,170	—	(7)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	2,594,127	2,278,901	—	(7)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	94,376	85,722	176,105	(7)
AOM Acquisition, LLC.	Healthcare	Revolver	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	—	(15,484)	(30,465)	(2) (6)
AOM Acquisition, LLC.	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	6,158,526	6,076,628	6,004,563	(1) (5)
AOM Acquisition, LLC.	Healthcare	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	02/18/2027	6,756,995	6,593,422	6,588,070	(1) (5)
BAART Programs, Inc.	Healthcare	Delayed Draw Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	3,872,578	3,848,400	3,746,719	(1) (4)
BAART Programs, Inc.	Healthcare	Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	4,673,951	4,648,481	4,522,047	(1) (5)
BV EMS Buyer, Inc.	Healthcare	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	1,808,145	1,759,391	1,773,003	(2) (5)
BV EMS Buyer, Inc.	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	3,485,489	3,405,062	3,450,635	(4) (5)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	1,518,798	1,499,991	1,427,670	(5)
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	4,544,108	4,495,089	4,271,462	(3)
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	652,228	645,192	613,094	(3)
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	$623,207	$611,943	$585,815	(5)
Choice Health At Home, LLC,	Healthcare	Delayed Draw Term Loan	13.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	947,582	941,462	923,892	(1)
Choice Health At Home, LLC,	Healthcare	Term Loan	12.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	2,567,650	2,543,079	2,490,620	(1) (5)
Coding Solutions Acquisition, Inc	Healthcare	Delayed Draw Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	1,654,987	1,630,547	1,601,199	(3)
Coding Solutions Acquisition, Inc	Healthcare	Revolver	11.12% (S + 5.75%; 0.75% Floor)	05/11/2028	278,376	267,672	252,527	(2)
Coding Solutions Acquisition, Inc	Healthcare	Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	5,461,331	5,381,001	5,283,838	(3) (5)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	—	(32,854)	(62,452)	(2) (6)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	776,740	758,347	759,264	(3)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	2,122,343	2,097,467	2,095,814	(5)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/16/2027	971,352	927,443	942,256	(2) (5)
Community Based Care Acquisition, Inc.	Healthcare	Revolver	12.75% (S + 5.25%; 1.00% Floor)	09/16/2027	172,763	161,913	161,965	(2)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	5,235,139	5,166,929	5,169,700	(1) (5)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	758,350	699,417	432,387	^^^ (2) (7)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	415,955	350,988	237,136	^^^ (7)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	— (S + 6.25%; 1.00% Floor)	03/21/2024	614,439	536,212	350,292	^^^ (7)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	3,951,571	3,447,752	2,252,790	^^^ (7)
FH MD Buyer, Inc.	Healthcare	Term Loan	10.47% (S + 5.00%; 0.75% Floor)	07/22/2028	5,410,062	5,370,677	5,139,559	(1) (5)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	833,170	825,300	818,590	(4)
GHA Buyer, Inc.	Healthcare	Revolver	13.75% (S + 4.50%; 3.25% PIK; 1.00% Floor)	06/24/2026	—	(8,055)	(16,644)	(2) (6)
GHA Buyer, Inc.	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	2,009,682	2,009,434	1,974,513	(1) (4) (8)
GHA Buyer, Inc.	Healthcare	Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	574,537	564,852	564,482	(1) (4)
GHA Buyer, Inc.	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,499,321	5,455,345	5,403,083	(1) (3) (4)
GHA Buyer, Inc.	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,760,974	4,719,307	4,677,657	(3)
GHA Buyer, Inc.	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	745,895	739,317	732,842	(1) (8)
Honor HN Buyer, Inc	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	1,638,040	1,616,995	1,638,040	(4) (5)
Honor HN Buyer, Inc	Healthcare	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	10/15/2027	1,447,693	1,418,792	1,447,693	(2) (4)
Honor HN Buyer, Inc	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	34,132	38,012	(2)
Honor HN Buyer, Inc	Healthcare	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	2,590,429	2,557,202	2,590,429	(1) (5)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Honor HN Buyer, Inc	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(60,951)	—	(2) (6)
Medical Management Resource Group, LLC	Healthcare	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	1,558,344	1,523,862	1,496,010	(1)
Medical Management Resource Group, LLC	Healthcare	Revolver	11.45% (S + 6.00%; 0.75% Floor)	09/30/2026	177,192	173,656	164,536	(2)
Medical Management Resource Group, LLC	Healthcare	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	3,773,407	3,725,518	3,622,471	(5)
Medsuite Purchaser, LLC	Healthcare	Revolver	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(5,820)	(5,103)	(2) (6)
Medsuite Purchaser, LLC	Healthcare	Term Loan	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	4,734,225	4,693,730	4,698,718	(1) (5)
Pace Health Companies, LLC	Healthcare	Revolver	9.89% (S + 6.25%; 1.00% Floor)	08/02/2025	—	(771)	—	(2) (6)
Pace Health Companies, LLC	Healthcare	Term Loan	10.51% (S + 6.25%; 1.00% Floor)	08/02/2025	5,087,770	5,080,798	5,087,770	(1) (8)
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	11.29% (S + 5.75%; 0.75% Floor)	12/08/2028	648,269	642,487	573,718
Pinnacle Dermatology Management, LLC	Healthcare	Revolver	9.50% (S + 4.00%; 0.75% Floor)	12/08/2026	499,289	491,262	492,568	(2)
Pinnacle Dermatology Management, LLC	Healthcare	Term Loan	11.23% (S + 5.75%; 0.75% Floor)	12/08/2028	$5,552,214	$5,457,513	$4,913,709	(1) (3) (5)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	340,120	339,138	333,318	(5)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	11.86% (S + 6.50%; 1.00% Floor)	01/02/2026	219,716	218,704	213,856	(2)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	146,437	145,498	143,508	(3)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	283,913	279,638	278,235	(3)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	4,044,060	4,032,163	3,963,179	(3) (5)
Priority Ondemand Midco 2,L.P	Healthcare	Delayed Draw Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	118,812	99,841	118,812	(2)
Priority Ondemand Midco 2,L.P	Healthcare	Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	7,541,704	7,440,125	7,541,704	(1) (5)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	06/07/2025	2,868,874	2,800,761	28,689	(7)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	4,325,306	4,216,128	4,271,240	(1) (3) (5)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	5,770,927	5,712,858	5,698,791	(1) (5)
Redwood Family Care Network, Inc.	Healthcare	Revolver	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(5,913)	(7,359)	(2) (6)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	06/18/2026	7,791,021	7,700,748	7,693,633	(1) (3) (4) (5)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	573,149	563,642	573,149
Salisbury House, LLC	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	08/30/2025	—	(6,848)	(3,049)	(2) (6)
Salisbury House, LLC	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	994,289	977,850	989,317	(4)
Salisbury House, LLC	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,225,119	1,211,635	1,218,993	(1)
Salisbury House, LLC	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	3,934,410	3,896,458	3,914,738	(1) (5)
Salisbury House, LLC	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,125,627	1,118,295	1,119,999	(1)
Salisbury House, LLC	Healthcare	Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	434,541	426,500	432,368	(1)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	—	(27,560)	—	(2) (6)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	99,366	89,714	99,366	(2) (5)
Sandstone Care Holdings, LLC	Healthcare	Revolver	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	135,452	122,976	135,452	(2)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	4,640,709	4,561,732	4,640,709	(1) (3)
SCA Buyer, LLC	Healthcare	Revolver	12.15% (S + 6.50%; 1.00% Floor)	01/20/2026	643,849	639,795	603,608
SCA Buyer, LLC	Healthcare	Term Loan	12.14% (S + 6.50%; 1.00% Floor)	01/20/2026	3,756,859	3,732,404	3,522,055	(5)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	478,050	477,254	423,074
Smile Brands, Inc.	Healthcare	Revolver	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	92,657	91,555	63,355	(2)
Smile Brands, Inc.	Healthcare	Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	1,574,472	1,572,111	1,393,408	(1)
Spark DSO LLC	Healthcare	Revolver	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/20/2026	252,550	245,668	223,524	(2)
Spark DSO LLC	Healthcare	Term Loan	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/19/2026	6,537,070	6,482,860	6,308,273	(1) (3) (4)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,129,965	1,127,258	1,124,315	(1) (5)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,717,695	1,705,854	1,709,106	(4) (5)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.54% (S + 6.00%; 1.00% Floor)	08/15/2025	1,704,784	1,690,066	1,696,260	(3)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	13.50% (S + 6.00%; 1.00% Floor)	08/15/2025	17,263	13,836	13,811	(2)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	3,199,846	3,171,614	3,183,847	(5)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	4,793,587	4,767,499	4,769,619	(1) (3)
West Dermatology	Healthcare	Delayed Draw Term Loan	12.78% (S + 7.25%; 1.00% Floor)	03/17/2028	1,489,436	1,450,810	1,312,177	(2)
West Dermatology	Healthcare	Revolver	12.79% (S + 7.25%; 1.00% Floor)	03/17/2028	958,473	940,053	886,948	(2)
West Dermatology	Healthcare	Term Loan	12.71% (S + 7.25%; 1.00% Floor)	03/17/2028	11,296,578	11,128,125	10,647,025	(1) (3) (4) (5)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
AmerCareRoyal, LLC	Business Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	494,290	487,686	494,290	(1)
AmerCareRoyal, LLC	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,094,427	3,997,707	4,094,427	(1) (5)
AmerCareRoyal, LLC	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	508,718	499,164	508,718	(4) (5)
AmerCareRoyal, LLC	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	1,991,045	1,974,802	1,991,045	(1) (3)
Cerifi, LLC	Business Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/01/2027	738,528	723,419	721,911	(2)
Cerifi, LLC	Business Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/31/2028	15,905,111	15,665,118	15,666,535	(1) (3) (4) (5)
Engage2Excel, Inc.	Business Services	Revolver	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	379,732	376,898	374,036
Engage2Excel, Inc.	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	2,707,241	2,683,728	2,666,633	(1)
Engage2Excel, Inc.	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	939,636	931,462	925,541	(1)
Mr. Greens Intermediate, LLC	Business Services	Delayed Draw Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(70,542)	(19,726)	(2) (6)
Mr. Greens Intermediate, LLC	Business Services	Revolver	6.25% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(28,217)	(7,891)	(2) (6)
Mr. Greens Intermediate, LLC	Business Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	6,280,844	6,110,020	6,233,738	(4) (5)
MSM Acquisitions, Inc.	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	3,012,208	2,978,739	2,741,109	(5)
MSM Acquisitions, Inc.	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	368,241	367,112	335,099	(5)
MSM Acquisitions, Inc.	Business Services	Revolver	10.51% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	1,071,915	1,059,652	961,660	(2) (8)
MSM Acquisitions, Inc.	Business Services	Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	8,231,869	8,154,681	7,491,001	(1) (3) (4) (5)
Rep Tec Intermediate Holdings, Inc.	Business Services	Revolver	12.00% (S + 5.50%; 1.00% Floor)	12/01/2027	—	(11,682)	(5,498)	(2) (6)
Rep Tec Intermediate Holdings, Inc.	Business Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/01/2027	11,604,300	11,514,426	11,546,279	(1) (3) (5)
Sako and Partners Lower Holdings LLC	Business Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	3,532,073	3,468,222	3,525,820	(1) (5)
Sako and Partners Lower Holdings LLC	Business Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	—	(29,545)	(6,215)	(2) (6)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sako and Partners Lower Holdings LLC	Business Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	14,766,094	14,414,199	(6,215)	(1) (3) (4) (5)
Sako and Partners Lower Holdings LLC	Business Services	Delayed Draw Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	—	(39,562)	14,692,264	(2) (6)
Sako and Partners Lower Holdings LLC	Business Services	Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	$1,695,528	$1,661,618	$(39,562)	(5)
Activ Software Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	11.65% (S + 6.25%; 1.00% Floor)	05/04/2027	627,640	613,003	1,661,618	(5)
Activ Software Holdings, LLC	Software & Tech Services	Revolver	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	—	(7,370)	624,502	(2) (6)
Activ Software Holdings, LLC	Software & Tech Services	Term Loan	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	7,907,703	7,817,344	(3,244)	(1) (3) (4) (5)
Activ Software Holdings, LLC	Software & Tech Services	Term Loan	11.90% (S + 6.25%; 1.00% Floor)	05/04/2027	2,510,561	2,451,997	7,868,164	(1)
Admiral Buyer, Inc	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(11,550)	2,498,008	(2) (6)
Admiral Buyer, Inc	Software & Tech Services	Revolver	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(8,262)	—	(2) (6)
Admiral Buyer, Inc	Software & Tech Services	Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	5,784,067	5,698,400	—	(1) (4) (5)
AMI US Holdings, Inc.	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.00% Floor)	04/01/2025	—	(1,216)	5,784,067	(2) (6)
AMI US Holdings, Inc.	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 1.00% Floor)	04/01/2025	7,923,845	7,884,633	—	(1) (4)
Avalara, Inc.	Software & Tech Services	Revolver	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(21,501)	7,923,845	(2) (6)
Avalara, Inc.	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,438,912	—	(1) (3) (4)
Avetta, LLC	Software & Tech Services	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	10/18/2030	21,899,376	21,416,141	10,653,748	(1) (4) (5)
Avetta, LLC	Software & Tech Services	Revolver	11.15% (S + 5.75%; 1.00% Floor)	10/18/2029	—	(45,405)	21,406,640	(2) (6)
Bonterra, LLC	Software & Tech Services	Revolver	7.25% (S + 7.25%; 0.75% Floor)	09/08/2027	345,525	334,749	(46,927)	(2)
Bonterra, LLC	Software & Tech Services	Term Loan	12.35% (S + 0.00%; 8.00% PIK; 0.75% Floor)	09/08/2027	2,713,108	2,675,770	328,249
Bonterra, LLC	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	09/08/2027	15,944,506	15,801,371	2,713,108	(1) (3) (4) (5)
Brightspot Buyer, Inc	Software & Tech Services	Revolver	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	—	(8,921)	15,705,338	(2) (6)
Brightspot Buyer, Inc	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,418,312	(17,007)	(3)
Brightspot Buyer, Inc	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,147,185	1,412,383	(1) (3)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	—	(6,691)	5,085,182	(2) (6)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	4,652,488	4,599,653	(8,834)	(3) (5)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	10.19% (S + 5.00%; 0.75% Floor)	06/30/2028	620,773	608,394	4,582,701	(3)
BusinesSolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	168,178	164,311	611,461	(2)
BusinesSolver.com, Inc.	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	7,250,814	7,202,733	165,487	(3) (5)
Community Brands Parentco, LLC	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,836)	7,232,686	(2) (6)
Community Brands Parentco, LLC	Software & Tech Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,845)	(6,258)	(2) (6)
Community Brands Parentco, LLC	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	6,968,409	6,866,195	(7,301)	(1) (3) (5)
Coupa Holdings,LLC	Software & Tech Services	Delayed Draw Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	—	(10,483)	6,846,462	(2) (6)
Coupa Holdings,LLC	Software & Tech Services	Revolver	12.86% (S + 7.50%; 0.75% Floor)	02/27/2029	—	(15,673)	—	(2) (6)
Coupa Holdings,LLC	Software & Tech Services	Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	10,617,824	10,370,153	(1,815)	(1) (4) (5)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	2,545,283	2,518,898	10,591,279	(4) (5)
Datacor, Inc.	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	442,618	425,112	2,513,467	(2)
Datacor, Inc.	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	14,277,103	14,095,804	426,810	(1) (3) (5)
Degreed, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(50,032)	14,098,639	(2) (6)
Degreed, Inc.	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(912)	(29,738)	(2) (6)
Degreed, Inc.	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	5,240,236	5,229,641	(13,579)	(3)
Degreed, Inc.	Software & Tech Services	Term Loan	12.46% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	2,829,885	2,816,471	5,069,928	(3)
Dispatch Track, LLC	Software & Tech Services	Revolver	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(897)	2,737,914	(2) (6)
Dispatch Track, LLC	Software & Tech Services	Term Loan	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,814,127	(1,510)	(1) (5)
EET Buyer, Inc.	Software & Tech Services	Revolver	12.03% (S + 6.50%; 0.75% Floor)	11/08/2027	207,326	190,901	9,800,687	(2)
EET Buyer, Inc.	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	4,139,650	4,048,102	191,776	(4)
EET Buyer, Inc.	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	6,787,048	6,698,121	4,077,555	(3) (4) (5)
Exterro, Inc.	Software & Tech Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	06/01/2027	369,281	360,934	6,685,242	(2)
Exterro, Inc.	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	2,793,450	2,789,044	369,281	(1)
Exterro, Inc.	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	5,809,123	5,773,848	2,793,450	(1) (4)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Exterro, Inc.	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	6,237,900	6,221,684	5,809,122	(1) (3) (5)
Faithlife, LLC	Software & Tech Services	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	706,493	701,549	6,237,900	(1) (4)
Faithlife, LLC	Software & Tech Services	Revolver	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	—	(1,945)	706,493	(2) (6)
Faithlife, LLC	Software & Tech Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	303,402	301,275	—	(1) (4) (5)
Fusion Holding Corp	Software & Tech Services	Revolver	11.72% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(23,232)	303,402	(2) (6)
Fusion Holding Corp	Software & Tech Services	Term Loan	11.72% (S + 6.25%; 0.75% Floor)	09/15/2029	16,726,111	16,416,902	(6,896)	(1) (3) (4) (5)
Fusion Risk Management, Inc.	Software & Tech Services	Revolver	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	—	(15,169)	16,642,480	(2) (6)
Fusion Risk Management, Inc.	Software & Tech Services	Term Loan	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	7,135,236	7,008,832	(16,801)	(3)
G Treasury SS, LLC	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,826)	6,992,531	(2) (6)
G Treasury SS, LLC	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(10,516)	(24,393)	(2) (6)
G Treasury SS, LLC	Software & Tech Services	Revolver	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,835)	(15,245)	(2) (6)
G Treasury SS, LLC	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	$3,649,738	$3,599,124	$(18,294)	(1) (3)
Genesis Acquisition Co.	Software & Tech Services	Revolver	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	202,400	201,987	3,576,743	(3)
Genesis Acquisition Co.	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	3,631,930	3,616,293	202,400	(1) (5)
Genesis Acquisition Co.	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	341,770	338,869	3,631,930	(5)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(14,935)	341,770	(2) (6)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(11,873)	(12,323)	(2) (6)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,225,693	(6,045)	(3)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,223,098	12,253,076	(1) (3) (4)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	10.51% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	1,075,181	1,053,232	14,362,895	(2) (4) (8)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	9.35% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,704,487	3,657,019	1,067,251	(1)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	5.50% (S + 5.50%; 1.00% Floor)	05/22/2026	—	(562)	3,685,964	(2) (6)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	05/22/2026	9,381,588	9,369,931	(5,709)	(1) (3) (5)
Hirevue, Inc.	Software & Tech Services	Revolver	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	—	(36,819)	9,264,318	(2) (6)
Hirevue, Inc.	Software & Tech Services	Term Loan	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	12,934,244	12,635,647	(28,808)	(4) (5)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(31,957)	12,707,894	(2) (6)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	7,875,642	7,784,890	—	(3) (5)
Iodine Software, LLC	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(12,511)	7,875,642	(2) (6)
Iodine Software, LLC	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	5,228,004	5,167,945	—	(1) (5)
Kaseya Inc.	Software & Tech Services	Delayed Draw Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	39,178	31,195	5,228,004	(2)
Kaseya Inc.	Software & Tech Services	Revolver	10.51% (S + 5.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	160,904	157,154	39,178	(2) (8)
Kaseya Inc.	Software & Tech Services	Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	10,596,694	10,472,462	157,711	(1) (4) (5)
Mavenlink, Inc.	Software & Tech Services	Revolver	11.76% (S + 0.00%; 0.75% Floor)	06/03/2027	1,446,026	1,423,378	10,543,710	(2)
Mavenlink, Inc.	Software & Tech Services	Term Loan	11.77% (S + 0.00%; 6.25% PIK; 0.75% Floor)	06/03/2027	15,264,979	15,074,764	1,409,946	(1) (3) (4)
Medbridge Holdings, LLC	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(13,848)	14,959,680	(2) (6)
Medbridge Holdings, LLC	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,207,981	(17,203)	(1) (3) (5)
Medbridge Holdings, LLC	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	961,512	15,175,773	(1)
Metametrics, Inc.	Software & Tech Services	Revolver	10.47% (S + 5.00%; 1.00% Floor)	09/10/2025	—	(3,745)	962,176	(2) (6)
Metametrics, Inc.	Software & Tech Services	Term Loan	10.45% (S + 5.00%; 1.00% Floor)	09/10/2025	3,472,106	3,449,523	—	(1) (5)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	576,078	573,348	3,472,106	(5)
Moon Buyer, Inc.	Software & Tech Services	Revolver	10.22% (S + 4.75%; 1.00% Floor)	04/21/2027	—	(9,788)	568,876	(2) (6)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	6,240,840	6,188,125	(14,547)	(1) (3) (4) (5)
Mykaarma Acquisition LLC	Software & Tech Services	Revolver	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(8,417)	6,162,829	(2) (6)
Mykaarma Acquisition LLC	Software & Tech Services	Term Loan	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,339,104	6,250,126	(4,449)	(3) (5)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	1,790,047	1,773,419	1,767,671	(5)
Navigate360, LLC	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	—	(7,831)	(7,553)	(2) (6)
Navigate360, LLC	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	2,243,081	2,208,661	2,215,042	(4) (5)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Navigate360, LLC	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	4,155,627	4,099,241	4,103,682	(3)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,817)	(27,504)	(2) (6)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Revolver	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(1,995)	(9,684)	(2) (6)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	9,880,549	9,861,658	9,757,042	(1) (4) (5)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.25%; 0.75% Floor)	06/11/2029	—	(16,061)	(4,656)	(2) (6)
Penn TRGRP Holdings, LLC	Software & Tech Services	Revolver	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	—	(20,348)	(15,815)	(2) (6)
Penn TRGRP Holdings, LLC	Software & Tech Services	Term Loan	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	6,956,801	6,824,545	6,852,449	(1) (3) (5)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,700,286	2,634,630	2,631,284	(1) (2) (5)
Pieper Memorial, LLC	Healthcare	Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,072,313	2,032,917	2,030,866	(4) (5)
Ping Identity Corporation	Software & Tech Services	Revolver	12.36% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(24,270)	—	(2) (6)
Ping Identity Corporation	Software & Tech Services	Term Loan	12.36% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,780,422	12,033,445	(1) (3) (4) (5)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.75% Floor)	11/18/2027	—	(15,877)	(20,987)	(2) (6)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 0.75% Floor)	11/17/2028	14,138,951	13,927,148	13,891,520	(1) (3) (5)
Sauce Labs, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.49% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	591,875	570,275	568,200	(2)
Sauce Labs, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.48% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,934,726	1,911,106	1,896,031	(3)
Sauce Labs, Inc.	Software & Tech Services	Revolver	11.48% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(15,757)	(25,636)	(2) (6)
Sauce Labs, Inc.	Software & Tech Services	Term Loan	10.98% (S + 5.50%; 0.05% PIK; 1.00% Floor)	08/16/2027	7,541,536	7,435,065	7,390,705	(3)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	3,096,164	2,959,098	2,973,261	(2) (3) (4)
Saviynt, Inc.	Software & Tech Services	Revolver	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	$ —	$(12,222)	$(12,196)	(2) (6)
Saviynt, Inc.	Software & Tech Services	Term Loan	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	18,966,641	18,584,633	18,587,308	(1) (3)
Securonix, Inc.	Software & Tech Services	Revolver	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	—	(19,349)	(173,063)	(2) (6)
Securonix, Inc.	Software & Tech Services	Term Loan	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	8,546,314	8,438,887	7,584,854	(1) (3)
Serrano Parent, LLC	Software & Tech Services	Revolver	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	—	(47,644)	(41,720)	(2) (6)
Serrano Parent, LLC	Software & Tech Services	Term Loan	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	21,207,477	20,716,642	20,783,327	(1) (3) (4) (5)
Sirsi Corporation	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	—	(377)	—	(2) (6)
Sirsi Corporation	Software & Tech Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	6,018,017	6,013,615	6,018,017	(1) (5)
SIS Purchaser, Inc.	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	—	(9,617)	(11,660)	(2) (6)
SIS Purchaser, Inc.	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	11,811,617	11,708,637	11,693,501	(1) (3) (5)
SIS Purchaser, Inc.	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	2,261,109	2,239,519	2,238,497	(5)
Soladoc, LLC	Software & Tech Services	Delayed Draw Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(17,615)	(64,781)	(2) (6)
Soladoc, LLC	Software & Tech Services	Revolver	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(8,820)	(22,085)	(2) (6)
Soladoc, LLC	Software & Tech Services	Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	5,889,225	5,801,038	5,668,379	(1) (3)
SugarCRM, Inc.	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	—	(551)	—	(2) (6)
SugarCRM, Inc.	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,258,942	4,268,824	(1) (3)
Sundance Group Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.72% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,505,087	3,520,649	(3) (4)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	10.51% (S + 6.25%; 1.00% Floor)	07/02/2027	709,451	692,581	698,809	(2) (8)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	11.74% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	453,063	460,312	(4)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,683,610	11,735,496	(1) (5)
Sysnet North America, Inc.	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/01/2026	8,771,786	8,709,334	8,684,068	(1) (3) (5)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	—	(2,686)	(2,908)	(2) (6)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	7,874,692	7,802,059	7,795,945	(1) (5)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	85,551	81,079	75,106	(2)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	5,744,840	5,700,632	5,644,305	(3) (5)
Unanet, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	12/08/2028	1,547,761	1,503,508	1,528,809	(2) (4)
Unanet, Inc.	Software & Tech Services	Revolver	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	—	(20,905)	(12,635)	(2) (6)
Unanet, Inc.	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	12,003,044	11,803,922	11,883,013	(3) (5)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	477,340	473,604	470,180	(3)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	322,391	319,620	317,555	(1)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	680,432	(3)
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	—	(2,335)	(3,441)	(2) (6)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	263,748	257,746	259,792
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	136,383	134,447	134,337	(3)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,693,939	2,676,518	(1) (3)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	1,163,793	1,148,926	1,143,427	(1)
Vectra AI, Inc.	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	—	(2,598)	(4,073)	(2) (6)
Vectra AI, Inc.	Software & Tech Services	Term Loan	11.82% (S + 6.25%; 1.00% Floor)	03/02/2028	5,552,870	5,473,638	5,455,695	(1) (3) (4)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	10.55% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,143,886	6,086,767	(3) (4)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	10.46% (S + 5.00%; 0.75% Floor)	05/24/2028	123,904	110,136	102,220	(2)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	10.54% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,054,831	21,912,362	(1) (3) (5)
Velocity Purchaser Corporation	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	—	(530)	—	(2) (6)
Velocity Purchaser Corporation	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	2,141,338	2,136,197	2,141,338	(1)
Velocity Purchaser Corporation	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	532,667	531,087	532,666	(1)
Velocity Purchaser Corporation	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	4,229,879	4,210,048	4,229,879	(1) (5)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	1,727,307	1,675,853	1,697,079	(1) (5)
Veracross LLC	Software & Tech Services	Revolver	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	—	(15,012)	(19,470)	(2) (6)
Veracross LLC	Software & Tech Services	Term Loan	7.46% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	13,537,910	13,372,753	13,300,997	(3)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	3,360,201	3,268,372	3,259,395	(4)
Vhagar Purchaser, LLC.	Software & Tech Services	Delayed Draw Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	168,010	155,518	154,943	(2)
Vhagar Purchaser, LLC.	Software & Tech Services	Revolver	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	—	(10,203)	(11,201)	(2) (6)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	$ —	$(27,372)	$ —	(2) (6)
Zendesk, Inc.	Software & Tech Services	Revolver	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	—	(22,519)	(3,432)	(2) (6)
Zendesk, Inc.	Software & Tech Services	Term Loan	8.36% (S + 6.25%; 3.25% PIK; 0.75% Floor)	11/22/2028	13,681,445	13,453,800	13,647,242	(1) (3) (5)
Fullsteam Operations LLC	Digital Infrastructure & Services	Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	4,978,075	4,855,464	4,853,623	(4) (5)
Next Holdco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(24,495)	(24,890)	(1) (4) (5)
Next Holdco, LLC	Digital Infrastructure & Services	Revolver	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(15,310)	(15,556)	(2) (6)
Next Holdco, LLC	Software & Tech Services	Term Loan	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	13,118,364	12,795,384	12,790,405	(2) (6)
Pace Health Companies, LLC	Software & Tech Services	Revolver	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	—	(33,485)	(34,162)	(4)
Pace Health Companies, LLC	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	707,091	662,122	672,048	(2)
Towerco IV Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(15,347)	(15,575)	(1) (2) (4) (5)
Your Part-Time Controller, LLC	Software & Tech Services	Revolver	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(12,279)	(12,460)	(4)
Your Part-Time Controller, LLC	Software & Tech Services	Term Loan	13.78% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,204,446	7,201,220	(2) (6)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	9,285,113	9,147,753	9,145,836	(2) (6)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	—	(17,499)	(17,856)	(2) (6)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	11.37% (S + 6.00%; 0.75% Floor)	11/09/2029	—	(13,091)	(13,403)
Heartland PPC Buyer LLC	Healthcare	Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	1,383,033	1,364,426	1,383,033	(2) (6)
Heartland PPC Buyer LLC	Healthcare	Delayed Draw Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	195,120	180,661	195,120	(2) (6)
Heartland PPC Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.71% (S + 4.25%; 1.00% Floor)	08/31/2028	17,672,017	17,596,763	17,429,698	(1) (4) (5)
Your Part-Time Controller, LLC	Business Services	Term Loan	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	6,907,709	6,772,375	6,769,554
Your Part-Time Controller, LLC	Business Services	Revolver	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	—	(12,299)	(12,559)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(3,296)	(3,308)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Enverus Holdings, Inc.	Software & Tech Services	Revolver	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(10,031)	(10,067)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	8,820,249	8,688,410	8,687,945
Heartland PPC Buyer LLC	Business Services	Delayed Draw Term Loan	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(18,708)	(18,839)
Heartland PPC Buyer LLC	Business Services	Revolver	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(22,428)	(22,607)
Heartland PPC Buyer LLC	Business Services	Term Loan	11.35% (S + 5.75%; 0.75% Floor)	12/12/2029	5,651,762	5,539,510	5,538,726
Total U.S. 1st Lien/Senior Secured Debt						1,270,618,569	1,246,838,945
2nd Lien/Junior Secured Debt —1.83%
Conterra Ultra Broadband Holdings, Inc.	Digital Infrastructure & Services	Term Loan	13.96% (S + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,489,084	6,521,366	(1) (5)
Symplr Software, Inc.	Software & Tech Services	Term Loan	13.36% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,089,537	2,684,519	(1) (4)
Total U.S. 2nd Lien/Junior Secured Debt						9,578,621	9,205,885
Total U.S. Corporate Debt						1,280,197,190	1,256,044,830
Canadian Corporate Debt —4.74%
1st Lien/Senior Secured Debt —4.74%
Syntax Systems Ltd	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	10/29/2028	8,684,697	8,622,463	8,619,561	(1) (5) (9)
Syntax Systems Ltd	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	10/29/2026	597,175	591,592	589,872	(2) (9)
McNairn Holdings Ltd.	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	735,190	727,122	735,190	(1) (9)
Banneker V Acquisition, Inc.	Software & Tech Services	Term Loan	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	13,258,433	13,083,544	12,993,265	(1) (3) (5) (9)
Banneker V Acquisition, Inc.	Software & Tech Services	Revolver	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	—	(13,323)	(17,934)	(2) (6) (9)
Banneker V Acquisition, Inc.	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	1,024,233	1,016,162	1,003,748	(5) (9)
Total Canadian 1st Lien/Senior Secured Debt						24,027,560	23,923,702
Total Canadian Corporate Debt						24,027,560	23,923,702

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock —1.74%
MSP Global Holdings, Inc	Class A	Digital Infrastructure & Services	01/24/2022	$333,937	$272,826	$327,690	(11)
Bowline Topco LLC	LLC Units	Energy	08/09/2021	2,946,390	—	—	^^ (11) (12)
Alphasense, Inc.	Series C	Software & Tech Services	06/01/2021	23,961	369,843	632,053	(9) (11)
Concerto Health AI Solutions, LLC	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	327,029	(11) (12)
Datarobot, Inc.	Series E	Software & Tech Services	08/30/2019	38,190	289,278	263,363	(11)
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	62,997	(11)
Degreed, Inc.	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	241,557	(11)
Degreed, Inc.	Series D	Software & Tech Services		16,943	278,308	231,450	(11)
Content Square SAS	Series F	Software & Tech Services		24,472	206,755	206,715	(11)
Content Square SAS	Earn Out	Software & Tech Services		2,027	8,561	—	(11)
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,576,537	(11)
Netskope, Inc.	Series G	Software & Tech Services	01/27/2020	36,144	302,536	399,649	(11)
Phenom People, Inc.	Series C	Software & Tech Services	01/08/2020	35,055	220,610	395,180	(11)
Protoscale Rubrik, LLC	Class B	Software & Tech Services	01/04/2019	25,397	598,212	640,415	(11)
Swyft Parent Holdings LP	Preferred Units	Software & Tech Services	02/07/2022	850,470	758,389	943,224	(11) (12)
Symplr Software Intermediate Holdings, Inc.	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	2,056,192	(11)
Vectra AI, Inc	Series F	Software & Tech Services	05/28/2021	17,064	131,095	104,619	(11)
SCP Resonatics Aggregator I, LLC	Class A	Healthcare		541	368,990	368,990	(11)
Total U.S. Preferred Stock					6,994,461	8,777,660
U.S. Common Stock —2.00%
Content Square SAS	Ordinary Shares	Software & Tech Services		$75,889	$416,757	$416,758	(11)
Global Radar Holdings, LLC	Earn Out	Business Services	11/08/2022	125	—	—	(11) (12)
AEG Holding Company, Inc.	Class A	Consumer Discretionary	11/20/2017	320	321,309	252,213	(11)
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	143,917	(11)
8x8, Inc.	Common Units	Digital Infrastructure & Services		7,886	170,890	29,809	(9) (11) (13)
Avant Communications, LLC	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	344,264	(11) (12)
MSP Global Holdings, Inc.	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,110	86,110	(11)
NEPCORE Parent Holdings, LLC	LP Interests	Digital Infrastructure & Services	10/21/2021	98	97,884	30,933	(11)
Neutral Connect, LLC	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	227,344	(11)
Thrive Parent, LLC	Class L	Digital Infrastructure & Services	01/22/2021	102,108	271,128	486,246	(11)
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC)	Units	Healthcare	09/30/2021	34,492	34,492	28,007	(11)
American Outcomes Management, L.P.	Class A	Healthcare	02/17/2022	290,393	18,979	454,404	(11) (12)
Community Based Care Holdings, LP	Senior Common Units	Healthcare	01/03/2022	179	178,916	245,905	(11)
GSV MedSuite Investments, LLC (Millin Purchaser, LLC)	Class A	Healthcare	03/31/2022	86,555	86,555	73,611	(11)
Health Platform Group, Inc	Earn Out	Healthcare	10/31/2020	16,502	—	4,455	(11)
INH Group Holdings, Inc.	Class A	Healthcare	01/31/2019	484,552	484,552	9,135	(11)
RCFN Parent, LP (People’s Care)	LP Interests	Healthcare	06/18/2021	77	78,284	80,825	(11)
REP Coinvest III AGP Blocker, L.P. (Agape Care Group)	LP Interests	Healthcare	10/14/2021	590,203	590,203	1,021,579	(11)
SBS Super Holdings, LLC	Class A	Healthcare	05/12/2023	21	—	—	^^^ (11)
SBS Super Holdings, LLC	Class B	Healthcare	05/12/2023	100	10	—	^^^ (11)
Brightspot Holdco, LLC	Class A	Software & Tech Services	11/16/2021	433,207	433,207	450,807	(11)
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	179,340	(11)
Human Security	Class A	Software & Tech Services	07/29/2022	329,116	953,134	639,114	(11)
Moon Topco, L.P. (Radiant Logic, Inc.)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	54,330	(11)
Mykaarma Acquisition LLC	LP Interests	Software & Tech Services	03/21/2022	257,031	257,031	340,890	(11)
Pamlico Part Time	LP Interests	Software & Tech Services		138,390	138,390	138,390	(11)
Ranger Lexipol Holdings, LLC	Class A	Software & Tech Services	11/18/2021	433	355,837	464,789	(11)
Ranger Lexipol Holdings, LLC	Class B	Software & Tech Services	11/18/2021	433	77,371	105,986	(11)
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	267,689	(11)
Servpro, LLC	LP Interests	Business Services		277,533	277,533	277,533	(11)
Stripe, Inc.	Class B	Software & Tech Services		4,158	166,854	94,948	(11)
Swyft Parent Holdings LP	LP Interests	Software & Tech Services	02/07/2022	4,485	53,049	48,549	(11) (12)
SCP Resonatics Aggregator I, LLC	Class B	Healthcare		32,450	171,840	171,840	(11)
ADT Commercial Co Invest	LP Interests	Healthcare	09/29/2023	1,100,000	1,100,000	1,100,000	(9) (11)
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC)	LP Interests	Transport & Logistics	02/05/2021	193,770	53,301	263,971	(11)
REP RO Coinvest IV A Blocker (Road One)	Class A	Transport & Logistics	12/28/2022	$66,441,840	$664,418	$759,364	(11)
Consortium Networks, LLC	LP Interests	Software & Tech Services		776,334	776,334	776,334	(11)
Total U.S. Common Stock					9,415,044	10,069,389
U.S. Warrants —0.20%
Alphasense, Inc., expire 05/29/2027	Series B	Software & Tech Services	06/02/2020	40,394	35,185	765,510	(11)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
Degreed, Inc., expire 04/11/2028	Series D	Software & Tech Services	04/11/2021	7,624	—	5,736	(11)
Degreed, Inc., expire 05/31/2026	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	49,501	(11)
Degreed, Inc., expire 08/18/2029	Common Shares	Software & Tech Services	08/18/2022	9,374	41,527	22,124	(11)
ScyllaDB, Inc., expire 09/08/2032	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	98,162	(9)(11)
Vectra AI, Inc., expire 03/18/2031	Series F	Software & Tech Services	03/18/2021	35,156	58,189	77,654	(11)
Total U.S. Warrants					225,605	1,018,687
United Kingdom Warrants —0.05%
GlobalWebIndex, Inc., expire 12/30/2027	Preferred Units	Software & Tech Services	12/30/2020	11,776	159,859	272,172	(11)
Total United Kingdom Warrants					159,859	272,172

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Class/Series	Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies —2.18%
Orangewood WWB Co-Invest, L.P.	LP Interests	$829,314	$829,314	$1,127,867	(11) (14)
ORCP III Triton Co-Investors, L.P.	LP Interests	341,592	98,394	789,761	(11) (14)
AB Equity Investors, L.P.	LP Interests	5,377,887	5,377,887	6,064,911	(11) (14)
Falcon Co-Investment Partners, L.P.	LP Interests	818,579	818,579	819,397	(11) (14)
GHP E Aggregator, LLC	LLC Units	417,813	186,588	666,829	(11) (14)
GHP SPV 2, L.P.	LP Interests	271,942	271,942	267,863	(9) (11) (14)
Magenta Blocker Aggregator, LP	LP Interests	821,397	676,978	1,016,067	(11) (14)
Palms Co-Investment Partners, L.P.	LP Interests	261,449	261,449	261,449	(11) (14)
			8,521,131	11,014,144
Total U.S. Investment Companies			8,521,131	11,014,144
TOTAL INVESTMENTS—260.04%(15)			$1,329,540,850	$1,311,120,584	(15)

Portfolio Company		Industry		Shares	Cost	Fair Value	Tickmarks
Cash Equivalents —11.35%
Blackrock T Fund I	Money Market	Money Market Portfolio	5.26%	$29,297,280	$29,297,280	$29,297,280	(13) (16) (17)
State Street Institutional US Government Money Market Fund	Money Market	Money Market Portfolio	5.23%	5,594,935	5,594,935	5,594,935	(13) (16) (17)
US Bank MMDA GCTS Money Market Fund	Money Market	Money Market Portfolio	4.75%	22,338,035	22,338,035	22,338,035	(13) (16) (17)
Total Cash Equivalents					57,230,250	57,230,250
Cash —3.06%
US Dollar	Cash	USD		15,441,678	15,441,678	15,441,678
Total Cash					15,441,678	15,441,678
Total Cash and Cash Equivalents					72,671,928	72,671,928
LIABILITIES IN EXCESS OF OTHER ASSETS—(174.45%)						$(879,595,267)
NET ASSETS—100.00%						$504,197,245

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

September 30, 2024

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. As of September 30, 2024, the Fund had total Capital Commitments of $710,782,345, of which 13% or $94,019,641 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

The Adviser has established certain additional consolidated subsidiaries that are subject to U.S. federal and state corporate level income taxes to hold collateral for certain lending agreements and to hold certain equity or equity-like investments in portfolio companies.

2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The Fund is an investment company under accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. The Fund has prepared the consolidated financial statements and related financial information pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the unaudited financial information for the interim period presented in this report reflects all normal and recurring adjustments necessary for a fair statement of the periods presented and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2024, the Fund had certain investments held in six portfolio companies on non-accrual status, which represented 2.04% and 0.79% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2023, the Fund had certain investments held in three portfolio companies on non-accrual status, which represented 1.46% and 0.27% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively.

Credit Facility Related Costs, Expenses and Deferred Financing Costs

The Credit Facilities (as defined in Note 4) are recorded at carrying value, which approximates fair value due to floating interest rates that are based on an index plus spread, which is typically consistent with those demanded in the market. These Credit Facilities are classified as Level 3. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facilities. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations, with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities.

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

Secured Borrowings

The Fund may finance the purchase of certain investments through sale/buy-back agreements. In a sale/buy-back agreement, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. The Fund uses sale/buy-back agreements as a short-term financing alternative to its existing Credit Facilities. The Fund accounts for its sale/buy-back agreements (the “Secured Borrowings”) as secured borrowings and continues to present the investment as an asset and the obligation to return the cash received as a liability within secured borrowings on the consolidated statements of assets and liabilities. Interest income earned on investments pledged under sale/buy-back agreements and financing charges associated with the sale/buy-back agreements are included within interest income and interest and borrowing expenses, respectively, on the consolidated statements of operations. Accrued interest receivable on investments and accrued financing charges on the sale/buy-back agreements are included within interest receivable and interest and borrowing expenses payable, respectively, on the consolidated statements of assets and liabilities. The fair value of the Fund's secured borrowings approximates the carrying value due to the short-term maturities of generally 120 days or less. These secured borrowings are classified as Level 2.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of September 30, 2024, and December 31, 2023, the Fund had no excise tax

The Fund may be subject to taxes imposed by countries in which the Fund invests. Such taxes are generally based on income and/or capital gains earned or repatriated. Taxes are accrued and applied to net investment income, net realized gains and net unrealized gain (loss) as such income and/or gains are earned.

The Fund remains subject to examination by U.S. federal and state jurisdictions, as well as international jurisdictions, and upon completion of these examinations (if undertaken by the taxing jurisdiction) tax adjustments may be necessary and retroactive to all open tax years.

Certain of the Fund’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

For the three and nine months ended September 30, 2024, the Fund accrued income taxes of $24,554 and $203,860, respectively. For the three and nine months ended September 30, 2023, the Fund accrued income taxes of $96,092 and $374,118, respectively. As of September 30, 2024, and December 31, 2023, $146,396 and $241,195, respectively, of accrued income taxes remained payable.

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

For the three and nine months ended September 30, 2024, the Fund incurred a management fee of $5,203,670 and $14,761,872, respectively. For the three and nine months ended September 30, 2023, the Fund incurred a management fee of $4,276,488 and $12,419,430, respectively. As of September 30, 2024, and December 31, 2023, $5,203,670 and $4,479,535, respectively, of accrued management fee remained payable.

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

For the three and nine months ended September 30, 2024, the Fund incurred income-based incentive fees of $3,466,520 and $9,958,613, respectively. For the three and nine months ended September 30, 2023, the Fund incurred income-based incentive fees of $3,125,822 and $8,480,899, respectively. As of September 30, 2024 and December 31, 2023, $3,466,520, and $3,369,132, respectively, of accrued income-based incentive fees remained payable.

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

While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three and nine months ended September 30, 2024 and September 30, 2023. As of September 30, 2024 and December 31, 2023, $0 and $0, respectively, of capital gains incentive fee remained payable. .

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

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Second Amended and Restated Advisory Agreement, or (b) the Board of the Fund making a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement, that have not been reimbursed by the Fund to the Adviser. As of September 30, 2024, there was no expense support provided and no reimbursement payments were made.

Transfer Agency Agreement

On September 26, 2017, the Fund and Alliance Bernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the three and nine months ended September 30, 2024, the Fund accrued $36,393 and $102,918, respectively, in transfer agent fees. For the three and nine months ended September 30, 2023, the Fund accrued $36,929 and $108,416, respectively, in transfer agent fees. As of September 30, 2024 and December 31, 2023, $36,393 and $35,381, respectively, of accrued transfer agent fees remained payable.

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

Affiliates

As defined in the Investment Company Act, an investment is deemed to be a “controlled affiliated person” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. As defined in the Investment Company Act an investment is deemed to be an “affiliated person” of the Fund because the Fund owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. The table below presents the Fund’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the nine Months Ended September 30, 2024
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	237,136	14,854	(179,143)	—	8,547	81,394	—
Delaware Valley Management Holdings, Inc.	624,645	21,075	(552,035)		58,651	152,336	—
Delaware Valley Management Holdings, Inc.	350,292	—	(270,490)	—	40,498	120,300	—
Delaware Valley Management Holdings, Inc.	2,252,790	4,963	(1,701,856)	—	217,342	773,239	—
Total Non-Controlled Affiliates	$3,464,863	$40,892	$(2,703,524)	$—	$325,038	$1,127,269	$—

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the nine Months Ended September 30, 2023
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$10.00	$—	$—	$—	$(10.00)	$ —	$—
Delaware Valley Management Holdings, Inc.	239,668	—	—	—	1,428	241,096	—
Delaware Valley Management Holdings, Inc.	444,151				(85,174)	358,977	—
Delaware Valley Management Holdings, Inc.	329,223	—	—	—	26,918	356,141	—
Delaware Valley Management Holdings, Inc.	2,153,097	—	—	—	137,311	2,290,408	—
Total Non-Controlled Affiliates	$3,166,149	$—	$—	$—	$80,473	$3,246,622	$—

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

4. Borrowings

Credit Facilities

HSBC Credit Facility

On July 8, 2021, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund has entered into a number of amendments of the 2021 HSBC Credit Facility through August 30, 2024 the latest details of which are reflected in the notes below.

Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus a spread of 3.00% per annum for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of (x) with respect to any day on which the Principal Obligations (as defined in the 2021 HSBC Credit Agreement) are then-currently greater than 66% of the Maximum Commitment (as defined in the 2021 HSBC Credit Agreement), 0.35% per annum, (y) with respect to any day on which the Principal Obligations are then-currently less than or equal to 66% and greater than thirty-three percent 33% of the Maximum Commitment, 0.50% per annum and (z) with respect to any day on which the Principal Obligations are then-currently less than or equal to 33% of the Maximum Commitment, 1.00% per annum.

As of September 30, 2024, the maximum commitment under the 2021 HSBC Credit Facility is $200,000,000, and the Fund’s facility sublimit is $40,000,000. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. Any amounts borrowed under the 2021 HSBC Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on June 6, 2025. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, National Association (“U.S. Bank”), as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). ABPCIC Funding II has entered into a number of amendments of the Synovus Credit Facility through October 26, 2023, the latest details of which are reflected in the notes below.

As of September 30, 2024, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the Synovus Credit Facility bear interest based on an annual adjusted SOFR for the relevant interest period, plus a spread of 3.00% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) October 15, 2025 (or such later date mutually agreed to by ABPCIC Funding II and Synovus) or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. The availability period with respect to the revolving commitments under the Synovus Credit Facility will terminate on October 15, 2025. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

Natixis Credit Facility

On April 21, 2023, ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding IV”), entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator. As of September 30, 2024, the Natixis Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $175,000,000, and the total Class A-T commitment as of the closing date is $25,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. As of September 30, 2024, advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate plus a spread of 2.25%. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on April 21, 2025.

The Natixis Credit Facility is secured by ABPCIC Funding IV’s right, title and interest in the pledged collateral, which includes (but is not limited to): all collateral loans; the custodial accounts, the eligible accounts, and the eligible investments; cash, money, securities, reserves and other property of ABPCIC Funding IV; all related property; and certain agreements entered into in connection with the Natixis Credit Facility. The stated maturity date of the Natixis Credit Facility is April 21, 2033.

The Natixis Credit Facility includes customary covenants, including certain limitations on the incurrence by ABPCIC Funding IV of additional indebtedness, as well as customary events of default.

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund ("ABPCIC Funding V"), entered into a warehouse financing transaction (the “MUFG Credit Facility,” and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility and the Natixis Credit Facility, the “Credit Facilities”). In connection with the MUFG Credit Facility, ABPCIC Funding V entered into, among other agreements, (i) the credit agreement (the “MUFG Credit Agreement”), among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “MUFG Collateral Agent”) and collateral administrator (in such capacity, the “MUFG Collateral Administrator”), and U.S. Bank National Association, as document custodian, (ii) the account control agreement, among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “MUFG Securities Intermediary”), (iii) the collateral management agreement (the “MUFG Collateral Management Agreement”), between ABPCIC Funding V and the Adviser, as collateral manager (in such capacity, the “MUFG Collateral Manager”), (iv) the collateral administration agreement (the “MUFG Collateral Administration Agreement”), among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer.

As of September 30, 2024, the MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the MUFG Credit Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the MUFG Credit Agreement, in each case, plus an applicable spread of 2.10% per annum or 2.60% per annum for borrowings utilized for certain purchases. Interest is payable quarterly in arrears. Any amounts borrowed under the MUFG Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) September 19, 2029 or (ii) upon certain other events which result in accelerated maturity under the MUFG Credit Facility. The availability period with respect to the revolving commitments under the MUFG Credit Facility will terminate on September 19, 2026. Borrowing under the MUFG Credit Facility is subject to certain restrictions contained in the 1940 Act.

Borrowings under the MUFG Credit Agreement are secured by all of the assets held by ABPCIC Funding V. Pursuant to the MUFG Collateral Management Agreement, the MUFG Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the MUFG Credit Facility. The MUFG Collateral Manager has elected to waive any fees that would otherwise be payable under the MUFG Credit Agreement and the MUFG Collateral Management Agreement. ABPCIC Funding V will reimburse the expenses incurred by the MUFG Collateral Manager in the performance of its obligations under the MUFG Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding V has made customary representations and warranties under the MUFG Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

All of the collateral pledged to the lenders by ABPCIC Funding V under the MUFG Credit Agreement is held in the custody of the MUFG Securities Intermediary under the MUFG Control Agreement. The MUFG Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to the MUFG Collateral Administration Agreement. As compensation for the services rendered by the MUFG Collateral Administrator, ABPCIC Funding V will pay the MUFG Collateral Administrator, on a quarterly basis, customary fee amounts and reimburse the MUFG Collateral Administrator for its reasonable out-of-pocket expenses. The MUFG Collateral Administration Agreement and the obligations of the MUFG Collateral Administrator will continue until the earlier of (i) the liquidation of the collateral and the final distribution of the proceeds of such liquidation, (ii) the date on which all obligations have been paid in full or (iii) the termination of the MUFG Collateral Management Agreement.

The Fund’s outstanding borrowings through the Credit Facilities as of September 30, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$40,000,000	—	$40,000,000
Synovus	200,000,000	170,000,000	30,000,000	170,000,000
Natixis	200,000,000	178,550,000	21,450,000	178,550,000
MUFG	150,000,000	75,250,000	74,750,000	75,250,000
Total	$590,000,000	$463,800,000	$126,200,000	$463,800,000

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2023 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$8,000,000	$32,000,000	$8,000,000
Synovus	200,000,000	198,000,000	2,000,000	198,000,000
Natixis	200,000,000	105,500,000	94,500,000	105,500,000
Total	$440,000,000	$311,500,000	$128,500,000	$311,500,000

As of September 30, 2024 and December 31, 2023, deferred financing costs were $2,253,540 and $2,461,248, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

Collateralized Loan Obligations

CLO VI

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd (“CLO VI”), an exempted company incorporated with limited liability under the laws of the Cayman Islands (the “VI Issuer”), and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the “VI Co-Issuer,” and together with the VI Issuer, the “VI Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO VI Transaction”). The stated reinvestment date was August 9, 2022.

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

The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$97,770,717
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,918,151
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,967,260
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,452,527
Class B-R Secured Deferrable Floating Rate Note (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

* Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $362,392 and $303,101 respectively, as of September 30, 2024 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the VI Issuer pursuant to a collateral management agreement between the Adviser and the VI Issuer (the “CLO VI Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement. Pursuant to a new CLO notes issuance, a collateral management fee is no longer charged as long as the Adviser serves as a collateral manager and as such, for the three and nine months ended September 30, 2024, and September 30, 2023 the Fund did not incur any collateral management fees.

CLO XIII

On May 3, 2023, ABPCI Direct Lending Fund CLO XIII LTD (“CLO XIII”), a private company limited by shares incorporated under the laws of Jersey (the “XIII Issuer”), ABPCI Direct Lending Fund CLO XIII LLC, a limited liability company organized under the laws of the State of Delaware (the “XIII Co-Issuer,” and together with the XIII Issuer, the “XIII Co-Issuers”), ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd (the “First Static Subsidiary”) and ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd (the “Second Static Subsidiary” and together with the First Static Subsidiary, the “Static Subsidiaries”, and together with the XIII Co-Issuers, the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date is April 27, 2027. The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of September 30, 2024, and December 31, 2023 were as follows:

	September 30, 2024
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 2.60%	$226,228,095
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 3.65%	$35,720,226
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 4.55%	$35,720,226
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 6.90%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

* Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $2,307,305 respectively , as of September 30, 2024 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2023
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 2.60%	$225,734,763
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 3.65%	$35,642,331
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 4.55%	$35,642,331
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 6.90%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

* Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $2,980,575 respectively, as of December 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

The CLO XIII indenture provides that the holders of the XIII Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year, commencing in October 2023. The XIII Notes will mature on April 27, 2035..

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

Secured Borrowings outstanding as of September 30, 2024 were as follows :

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Firebird Midco, Inc	7/18/2024	120 days or less after trade date	2.48	4,443,750
Magaya Corporation	7/26/2024	90 days or less after trade date	2.47	1,316,700
Webster Equity Partners III-A, L.P.	7/31/2024	90 days or less from trade date	2.48	1,630,082
Colo Holdings LLC	9/5/2024	120 days or less from trade date	2.37	525,953
Bonterra LLC	9/6/2024	120 days or less from trade date	2.37	2,319,164
Nasuni Corporation	9/13/2024	90 days or less from trade date	2.39	7,978,500
				$18,214,149

Secured Borrowings outstanding as of December 31, 2023 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	10/23/2023	90 days or less from trade date	2.27	$2,325,617
				$2,325,617

As of September 30, 2024 and December 31, 2023, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Credit Facilities, Notes, and Secured Borrowings were $1,025,791,351 and $856,504,192, respectively.

Interest Expense on Borrowings

For the three and nine months ended September 30, 2024, and September 30, 2023, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Interest and borrowing expenses	$19,664,174	$16,145,115	$56,390,468	$44,806,513
Commitment fees	74,602	212,308	425,274	457,689
Amortization of discount, debt issuance and deferred financing costs	1,293,426	810,372	3,051,388	2,945,375
Total	$21,032,202	$17,167,795	$59,867,130	$48,209,577
Weighted average interest rate(1)	8.10%	7.98%	8.20%	7.67%
Average outstanding balance	$964,950,143	$656,301,827	$918,542,097	$781,454,410

(1)
Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

5. Fair Value Measurement

The Fund conducts the valuation of its investments, upon which the Fund's NAV is based, at all times consistent with GAAP and the 1940 Act. The Fund values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Additional information regarding the fair value hierarchy of ASC 820 follows below. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

•
Level 1 - Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•
Level 2 - Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, the Board designated the Adviser as the Fund’s “valuation designee.” In this capacity, the Adviser is responsible, among other things, for making all fair value determinations relating to the Fund’s portfolio investments, subject to the Board’s oversight.

Active, publicly traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if both the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.

The Fund’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs.

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Fund uses a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Fund will use these quotations to determine the value of its investments. The Fund utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or whose market prices are not readily available, as is the case for a substantial portion of the Fund’s investments, are valued at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Adviser and independent third-party valuation firms engaged at the direction of the Board to review the Fund’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. The Board may modify the Fund’s valuation procedures from time to time.

With respect to the quarterly valuation of investments, the Fund undertakes a multi-step valuation process each quarter in connection with determining the fair value of its investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

•
The valuation process begins with each loan being preliminarily valued by the Adviser’s Fair Value Committee (the “ Fair Value Committee”) in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;
•
An independent valuation firm is engaged to prepare quarter-end valuations for the majority of investments, as determined by the Adviser. The independent valuation firm undertakes a full analysis of the investments and provides a range of values on such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations;
•
For investments not valued by an independent valuation firm, the Adviser will determine the valuation and the independent valuation firm will provide a positive assurance;
•
The Adviser’s Fair Value Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and to ensure the valuations are reasonable; and
•
The Audit Committee reviews the valuation recommendations made by the Adviser’s Fair Value Committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board.

As part of the valuation process, the Fund will take into account relevant factors in determining the fair value of its investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Fair Value Committee or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.

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

The following tables summarizes the valuation of the Fund’s investments as of September 30, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$85,092,999	$—	$—	$85,092,999
Total Cash Equivalents	$85,092,999	$—	$—	$85,092,999
Assets*
1st Lien/Senior Secured Debt	$—	$—	$1,484,839,582	$1,484,839,582
2nd Lien/Junior Secured Debt	—	—	2,856,705	2,856,705
Preferred Stock	—	—	7,877,672	7,877,672
Common Stock and LP Interests	—	902,765	9,254,633	10,157,398
Warrants	—	—	1,668,891	1,668,891
Total	$—	$902,765	$1,506,497,483	$1,507,400,248
Investments valued at NAV as a practical expedient#				23,030,606
Total assets#				$1,530,430,854

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2023:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$57,230,250	$—	$—	$57,230,250
Total Cash Equivalents	$57,230,250	$—	$—	$57,230,250
Assets*
1st Lien/Senior Secured Debt	$—	$—	$1,270,762,647	$1,270,762,647
2nd Lien/Junior Secured Debt	—	—	9,205,885	9,205,885
Preferred Stock	—	—	8,777,660	8,777,660
Common Stock	29,809	—	10,039,580	10,069,389
Warrants	—	—	1,290,859	1,290,859
Total	$29,809	$—	$1,300,076,631	$1,300,106,440
Investments valued at NAV as a practical expedient#				11,014,144
Total assets#				$1,311,120,584

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock and LP Interests	Warrants	Total
Balance as of January 1, 2024	$1,270,762,647	$9,205,885	$8,777,660	$10,039,580	$1,290,859	$1,300,076,631
Purchases (including PIK)	375,491,759	—	—	384,799	—	375,876,558
Sales and principal payments	(172,259,663)	(6,537,709)	(771,864)	—	—	(179,569,236)
Realized Gain (Loss)	706,767	—	173,651	—	—	880,418
Net Amortization of Premium/Discount	5,169,932	53,303	—	—	—	5,223,235
Transfers Out			(368,990)	(1,813,344)	—	(2,182,334)
Net Change in Unrealized Appreciation (Depreciation)	4,968,140	135,226	67,215	643,598	378,032	6,192,211
Balance as of September 30, 2024	$1,484,839,582	$2,856,705	$7,877,672	$9,254,633	$1,668,891	$1,506,497,483
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	4,444,141	167,509	109,417	643,598	378,032	5,742,697

For the nine months ended September 30, 2024, there were no transfers into Level 3.

For the nine months ended September 30, 2024, there were transfers out of Level 3 into Level 2 of $263,971. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained.

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2024 and December 31, 2023, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments..

	Fair Value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,265,991,274	Market Yield Analysis	Market Yield	6.4% - 25.6% (9.9%)	Decrease
	2,267,254	Market Approach	EBITDA Multiple	5.8X	Increase
	2,484,859	Market Approach	Revenue Multiple	0.7x	Increase
	10,403	Liquidation Value	Asset Value	N/A	Increase
	61,093,288	Expected Repayment	Redemption Price	N/A	Increase
	28,616	Liquidation Value	Recovery Rate	1%	Increase
	1,127,269	Recent Transaction	Transaction Price	N/A	N/A
	151,836,619	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,856,705	Market Yield Analysis	Market Yield	15.0%	Decrease
Preferred Stock	2,697,323	Market Approach	EBITDA Multiple	13.0x - 23.5x (20.1x)	Increase
	2,788,260	Market Approach	Revenue Multiple	3.5x - 12.8x (8.5x)	Increase
	2,185,374	Market Yield Analysis	Market Yield	18.5%	Increase
	206,715	Recent Transaction	Transaction Price	N/A	N/A
Common Stock	6,104,478	Market Approach	EBITDA Multiple	7.0x - 26.5x (14.3x)	Increase
	1,812,017	Market Approach	Revenue Multiple	0.4x - 8.5x (7.3x)	Increase
	416,758	Recent Transaction	Transaction Price	N/A	N/A
	174,454	Market Approach	Other Cashflow Multiple	17.5x	Increase
Warrants	1,668,891	Market Approach	Revenue Multiple	5.0x - 12.8x (10.6x)	Increase
Limited Partnership Interests	746,926	Market Approach	EBITDA Multiple	11.3x	Increase
Total Assets	$1,506,497,483

(1)
Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,179,503,960	Market Yield Analysis	Market Yield	9.3% - 24.5% (11.6%)	Decrease
	5,808,782	Market Approach	EBITDA Multiple	7.3x	Increase
	28,689	Liquidation Value	Recovery Rate	1%	Increase
	176,105	Liquidation Value	Bankruptcy Costs	N/A	Increase
	85,245,111	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	9,205,885	Market Yield Analysis	Market Yield	16.6% - 17.7% (16.9%)	Decrease
Preferred Stock	399,649	Market Approach	EBITDA Multiple	10.0x	Increase
	2,898,663	Market Approach	Revenue Multiple	4.0x - 10.0x (6.4x)	Increase
	4,903,643	Market Yield Analysis	Dividend Yield	11/1% - 21.3% (12.5%)	Decrease
	575,705	Recent Purchase	Purchase Price	N/A	N/A
Common Stock	4,948,721	Market Approach	EBITDA Multiple	8.5x - 26.5x (14.2x)	Increase
	1,941,578	Market Approach	Revenue Multiple	0.7x - 20.0x (9.0x)	Increase
	4,455	Expected Repayment	Redemption Price	N/A	Increase
	3,144,826	Recent Purchase	Purchase Price	N/A	N/A
Warrants	1,290,859	Market Approach	Revenue Multiple	5.2x - 8.6x (7.8x)	Increase
Total Assets	$1,300,076,631

(1)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2024 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3

Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$97,770,717	$99,478,125	$—	$—	$99,478,125
Class A-1-L Senior Secured Floating Rate Loan (“Class A-1-L”)	74,918,151	75,937,500	—	—	75,937,500
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	29,967,260	29,325,000	—	—	29,325,000
Class A-2-R Senior Secured Floating Rate Note (“Class A-2-R”)	43,452,527	44,696,250	—	—	44,696,250
Class A Senior Secured Floating Rate Note (“Class A”)	226,228,095	230,280,000	—	—	230,280,000
Class B Senior Secured Floating Rate Note (“Class B”)	35,720,226	36,630,000	—	—	36,630,000
Class C Secured Deferrable Floating Rate (“Class C”)	35,720,226	36,810,000	—	—	36,810,000
Total	$543,777,202	$553,156,875	$—	$—	$553,156,875

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $362,392 and $2,610,406, respectively, as of September 30, 2024 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of September 30, 2024 and December 31, 2023 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of September 30, 2024 and December 31, 2023:

			9/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
123.Net, LLC	Delayed Draw Term Loan	7/19/2029	1,823,601	(18,236)	—	—
AAH Topco, LLC	Revolver	12/22/2027	787,273	(9,841)	787,273	(27,555)
AAH Topco, LLC	Delayed Draw Term Loan	11/1/2025	1,847,636	(13,857)	3,213,280	(64,266)
Accelerate Resources Operating, LLC	Revolver	2/24/2027	665,739	—	665,739	—
Activ Software Holdings, LLC	Revolver	5/4/2027	648,837	—	648,837	(3,244)
Admiral Buyer, Inc	Delayed Draw Term Loan	5/6/2024	—	—	1,576,961	—
Admiral Buyer, Inc.	Revolver	5/8/2028	1,401,522	—	563,200	—
Admiral Buyer, Inc.	Delayed Draw Term Loan	8/17/2026	727,761	—	—	—
AEG Holding Company, Inc.	Revolver	7/1/2024	—	—	949,335	—
Airwavz Solutions Inc.	Revolver	3/31/2027	652,740	(11,423)	652,740	(9,791)
Airwavz Solutions, Inc.	Delayed Draw Term Loan	9/30/2024	—	—	3,644,295	(18,221)
Amercare Royal LLC	Delayed Draw Term Loan	9/10/2026	1,925,351	—	—	—
Amercare Royal LLC	Delayed Draw Term Loan	10/25/2024	1,335,324	(6,677)	—	—
Amercare Royal LLC	Revolver	9/10/2030	791,878	(7,919)	—	—
AMI US Holdings Inc.	Revolver	10/1/2026	1,094,605	—	1,094,605	—
AOM Acquisition, LLC	Revolver	2/18/2027	1,218,605	—	1,218,605	(30,465)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/26/2027	983,608	(4,918)	—	—
Artifact Bidco, Inc.	Revolver	7/26/2030	233,786	(2,338)	—	—
Artifact Bidco, Inc.	Revolver	7/26/2030	477,753	(4,778)	—	—
Avalara, Inc.	Revolver	10/19/2028	1,065,375	—	1,065,375	—
Avant Communications, LLC	Revolver	11/30/2026	566,910	—	566,910	(5,669)
Avetta, LLC	Revolver	10/18/2029	—	—	2,085,655	(46,927)
Azurite Intermediate Holdings, Inc.	Delayed Draw Term Loan	3/30/2026	2,559,876	(6,400)	—	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,137,723	(11,377)	—	—
Blink Holdings, Inc.	Delayed Draw Term Loan	12/10/2024	299,410	—	—	—
Bonterra LLC	Revolver	9/8/2027	483,735	(3,628)	806,225	(12,093)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(11,662)	777,494	(13,606)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/1/2026	4,579,461	(34,346)	—	—

			9/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	—	—	2,076,626	(36,341)
Brightspot Buyer, Inc.	Revolver	11/16/2027	680,292	(10,204)	680,292	(17,007)
BRP2 HOLD JONQUIL, INC.	Revolver	8/26/2030	1,584,702	(15,847)	—	—
BRP2 HOLD JONQUIL, INC.	Delayed Draw Term Loan	8/26/2026	3,169,405	(15,847)	—	—
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	323,907	(2,429)	588,923	(8,834)
Businessolver.com, Inc.	Delayed Draw Term Loan	12/1/2024	817,473	—	908,303	(2,271)
BV EMS Buyer, Inc	Revolver	11/23/2027	79,840	—	—	—
BV EMS Buyer, Inc.	Delayed Draw Term Loan	3/21/2024	—	—	1,706,075	(17,061)
CallTower, Inc.	Delayed Draw Term Loan	12/1/2025	1,991,230	—	1,991,230	(24,890)
CallTower, Inc.	Revolver	11/30/2028	622,259	—	622,259	(15,556)
Caregiver 2, Inc.	Delayed Draw Term Loan	7/1/2026	1,121,667	(14,021)	—	—
Cerifi, LLC	Revolver	4/1/2027	—	—	369,264	(5,539)
CHV Holdings LLC	Revolver	3/27/2029	1,241,546	(31,039)	—	—
Coding Solutions Acquisition, Inc	Revolver	5/11/2028	—	—	516,984	(16,802)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	8/7/2026	1,301,200	(9,759)	—	—
Coding Solutions Acquisition, Inc.	Revolver	8/7/2031	527,514	(7,913)	—	—
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	9/29/2025	—	—	2,775,643	(62,452)
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	863,813	(4,319)	691,050	(8,638)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	3/19/2026	1,869,312	—	—	—
Community Based Care Holdings, LP	Delayed Draw Term Loan	3/30/2024	—	—	1,938,307	(19,383)
Community Brands Parentco, LLC	Revolver	2/24/2028	—	—	417,208	(7,301)
Community Brands Parentco, LLC	Delayed Draw Term Loan	2/24/2024	—	—	834,415	(6,258)
Coretelligent Intermediate LLC	Revolver	10/21/2027	189,963	(18,046)	696,532	(62,688)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	948,020	—	725,890	(1,815)
Coupa Holdings, LLC	Revolver	2/27/2029	725,890	—	948,020	—
Crewline Buyer, Inc.	Revolver	11/8/2030	1,366,496	(3,416)	1,366,496	(34,162)
Datacor, Inc.	Delayed Draw Term Loan	3/13/2026	5,988,015	—	—	—
Datacor, Inc.	Revolver	3/13/2029	2,462,225	—	822,004	(10,275)
Dearborn TopCo, LLC	Revolver	5/22/2029	840,050	(6,300)	840,050	(16,801)
Degreed, Inc.	Delayed Draw Term Loan	8/16/2024	—	—	1,321,674	(29,738)
Degreed, Inc.	Revolver	5/29/2026	—	—	417,813	(13,579)
Delaware Valley Management Holdings, Inc.	Revolver	12/31/2024	259,388	(109,721)	—	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	3/21/2024	—	—	192,258	(65,925)
Dispatchtrack, LLC	Revolver	12/17/2026	301,930	(755)	301,930	(1,510)
Dorado Buyer LLC	Revolver	2/6/2030	496,618	(7,449)	—	—
Dorado Buyer LLC	Delayed Draw Term Loan	2/6/2026	2,483,092	(18,623)	—	—
Duetto Research, Inc	Delayed Draw Term Loan	6/26/2026	2,017,640	(10,088)	—	—
Duetto Research, Inc	Revolver	6/26/2030	1,008,820	(12,610)	—	—
EET Buyer, Inc.	Revolver	11/8/2027	1,036,629	—	829,303	(12,440)
EET Buyer, Inc.	Delayed Draw Term Loan	4/29/2026	1,891,968	—	—	—
Engage2Excel, Inc.	Revolver	7/2/2029	307,130	(4,607)	—	—
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	441,012	—	441,012	(3,308)
Enverus Holdings, Inc.	Revolver	12/24/2029	628,269	—	671,106	(10,067)
Exterro, Inc.	Revolver	6/1/2027	1,107,844	—	738,562	—
Faithlife, LLC	Revolver	9/18/2025	279,053	—	279,053	—
Firebird Midco, Inc	Revolver	7/18/2030	1,228,520	(15,356)	—	—
FirstDigital Communications, LLC	Revolver	12/17/2026	1,174,177	(46,967)	1,174,177	(79,257)
Foundation Risk Partners, Corp.	Revolver	10/29/2029	1,038,062	—	1,038,062	(5,190)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4/15/2024	—	—	445,801	(1,115)
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2027	—	—	1,629,113	(24,437)
Fullsteam Operations LLC	Revolver	11/27/2029	415,325	—	415,325	(12,460)
Fullsteam Operations LLC	Delayed Draw Term Loan	5/27/2025	116,217	—	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2025	79,500	—	1,038,313	(15,575)
Fullsteam Operations LLC	Delayed Draw Term Loan	8/25/2025	4,203,417	(42,034)	—	—
Fullsteam Operations LLC	Delayed Draw Term Loan	2/23/2026	1,050,854	(10,509)	—	—
Fusion Holding, Corp.	Revolver	9/14/2027	1,379,193	(41,376)	1,379,193	(6,896)
G Treasury SS LLC	Revolver	6/29/2029	914,721	(11,434)	914,721	(18,294)
G Treasury SS LLC	Delayed Draw Term Loan	12/31/2025	2,042,878	(5,107)	1,524,536	(15,245)
G Treasury SS, LLC	Delayed Draw Term Loan	9/30/2024	—	—	2,439,257	(24,393)
Galway Borrower LLC	Revolver	9/29/2028	327,566	(2,457)	270,410	(3,380)
Galway Borrower LLC	Delayed Draw Term Loan	2/6/2026	1,378,271	—	—	—
GH PARENT HOLDINGS INC.	Delayed Draw Term Loan	6/29/2026	3,787,938	(28,410)	—	—
GHA Buyer, Inc.	Revolver	6/24/2026	951,077	(4,755)	951,077	(16,644)
Greenhouse Software, Inc.	Revolver	9/1/2028	1,232,251	—	1,232,251	(12,323)
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	—	604,499	(6,045)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	5/30/2025	8,000,382	—	10,549,955	(79,125)

			9/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	9/16/2024	—	—	510,828	(2,554)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	609,975	(3,050)	456,698	(5,709)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	322,245	-	—	—
Heartland PPC Buyer LLC	Revolver	12/12/2029	913,701	(9,137)	1,130,352	(22,607)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	12/12/2025	1,402,673	(3,507)	1,883,921	(18,839)
HireVue, Inc.	Revolver	5/3/2029	975,947	(12,199)	1,646,176	(28,808)
Honor HN Buyer, Inc.	Delayed Draw Term Loan	1/31/2025	623,182	—	980,612	—
Honor HN Buyer, Inc.	Revolver	10/15/2027	266,081	—	266,081	—
Honor HN Buyer, Inc.	Delayed Draw Term Loan	11/17/2025	3,849,478	—	6,279,735	—
Iodine Software, LLC	Delayed Draw Term Loan	12/31/2024	3,436,155	—	3,436,155	—
Iodine Software, LLC	Revolver	5/19/2027	1,089,030	—	1,089,030	—
JS Parent, Inc.	Revolver	4/24/2031	528,354	(2,642)	—	—
Kalkomey Borrower, LLC	Revolver	6/18/2031	1,464,749	(18,309)	—	—
Kalkomey Borrower, LLC	Delayed Draw Term Loan	6/18/2026	1,830,937	(9,155)	—	—
Kaseya Inc.	Delayed Draw Term Loan	6/23/2025	473,761	—	597,933	—
Kaseya Inc.	Revolver	6/25/2029	477,582	—	477,582	(2,388)
Lotus HPI Buyer, Inc	Revolver	1/21/2030	1,883,921	(37,678)	—	—
Lotus HPI Buyer, Inc	Delayed Draw Term Loan	1/19/2026	3,767,841	(37,678)	—	—
Magaya Corporation	Revolver	7/26/2030	921,390	(9,214)	—	—
Magaya Corporation	Delayed Draw Term Loan	7/24/2026	2,457,041	(12,285)	—	—
Mastery Acquisition Corp.	Delayed Draw Term Loan	10/30/2024	2,407,182	—	—	—
Mastery Acquisition Corp.	Delayed Draw Term Loan	4/30/2026	802,394	—	—	—
Mastery Acquisition Corp.	Revolver	9/7/2029	851,781	—	651,183	—
Mathnasium LLC	Revolver	11/15/2027	—	—	533,140	(5,331)
Mavenlink, Inc.	Revolver	6/3/2027	357,963	(8,054)	357,963	(7,159)
MBS Holdings, Inc.	Revolver	4/16/2027	857,269	(2,143)	389,668	(7,793)
MedBridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(3,441)	1,376,227	(17,203)
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	139,223	(2,436)	139,223	(5,569)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Delayed Draw Term Loan	11/8/2025	2,953,911	—	—	—
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Revolver	10/22/2026	680,400	(3,402)	680,400	(5,103)
MMP Intermediate, LLC	Revolver	2/15/2029	552,880	(1,382)	552,880	(11,058)
Moon Buyer, Inc.	Revolver	4/21/2027	523,707	—	1,163,793	(14,547)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/1/2024	2,630,169	—	—	—
Mr. Greens Intermediate, LLC	Revolver	5/1/2029	1,052,068	—	1,052,068	(7,891)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/1/2024	—	—	2,630,169	(19,726)
MSM Acquisitions, Inc.	Revolver	12/9/2026	—	—	153,131	(13,782)
MSP Global Holdings, Inc.	Revolver	4/9/2029	1,394,234	(10,457)	845,929	(8,459)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/8/2026	1,211,850	(9,089)	—	—
MSP Global Holdings, Inc.	Delayed Draw Term Loan	1/24/2024	—	—	592,150	(5,922)
MyKaarma Acquisition LLC	Revolver	3/21/2028	593,215	—	593,215	(4,449)
Nasuni Corporation	Revolver	9/10/2030	2,619,806	(39,297)	—	—
Navigate360, LLC	Revolver	3/17/2027	604,235	(7,553)	604,235	(7,553)
Navigate360, LLC	Delayed Draw Term Loan	3/6/2025	2,035,925	(10,180)	—	—
NC Topco, LLC	Revolver	9/1/2031	1,291,959	(12,920)	—	—
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	3,229,897	(16,149)	—	—
Netwrix Corporation	Revolver	6/11/2029	774,755	(1,937)	774,755	(9,684)
Netwrix Corporation	Delayed Draw Term Loan	11/21/2025	1,656,533	(4,141)	1,862,319	(4,656)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	6/10/2024	—	—	2,750,379	(27,504)
Next Holdco, LLC	Delayed Draw Term Loan	11/7/2025	2,380,798	—	2,380,798	(17,856)
Next Holdco, LLC	Revolver	11/9/2029	893,559	—	893,559	(13,403)
Pace Health Companies, LLC	Revolver	8/3/2026	616,682	—	616,682	—
Pace Health Companies, LLC	Delayed Draw Term Loan	10/17/2025	888,879	—	888,879	—
PDI TA Holdings, Inc	Delayed Draw Term Loan	2/1/2026	2,157,012	—	—	—
PDI TA Holdings, Inc	Revolver	2/3/2031	943,575	(2,359)	—	—
Penn TRGRP Holdings LLC	Revolver	9/27/2030	1,054,345	(21,087)	1,054,345	(15,815)
Pharmalogic Holdings Corp	Delayed Draw Term Loan	6/22/2026	6,934,611	(52,010)	—	—
Pieper Memorial, LLC	Delayed Draw Term Loan	9/26/2025	1,037,000	—	1,507,136	(24,717)
Ping Identity Holding Corp.	Revolver	10/17/2028	1,203,345	—	1,203,345	—
Pinnacle Dermatology Management, LLC	Revolver	12/8/2026	—	—	38,407	(480)
Pinnacle Treatment Centers, Inc.	Revolver	1/4/2027	527,249	(3,954)	73,239	(1,465)
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/15/2026	2,600,963	—	2,600,963	—
Race Finco, LLC	Delayed Draw Term Loan	8/17/2026	11,043,296	(82,825)	3,658,788	(36,588)
Race Finco, LLC	Revolver	8/16/2029	609,798	(13,720)	609,798	(15,245)
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	—	1,199,233	(20,987)
Redwood Family Care Network, Inc.	Revolver	6/18/2026	588,705	(2,944)	588,705	(7,359)

			9/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
REP TEC Intermediate Holdings, Inc.	Revolver	12/1/2027	1,099,640	—	1,099,640	(5,498)
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	631,229	(9,468)	—	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	2,227,866	(16,709)	—	—
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,758,865	(8,794)	1,242,937	(6,215)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	11/24/2025	3,956,233	—	3,956,233	(39,562)
Salisbury House, LLC	Revolver	2/27/2026	345,321	—	609,744	(3,049)
Salisbury House, LLC	Delayed Draw Term Loan	11/30/2024	2,481,673	—	2,979,710	—
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	6/28/2025	256,181	(23,056)	1,077,728	—
Sandstone Care Holdings, LLC	Revolver	6/28/2028	—	—	689,039	—
Sapphire Software Buyer, Inc.	Revolver	9/30/2031	1,723,759	(17,238)	—	—
Sauce Labs Inc	Delayed Draw Term Loan	2/10/2025	1,509,281	(22,639)	1,775,625	(17,756)
Sauce Labs Inc	Revolver	8/16/2027	1,281,821	(32,046)	1,281,821	(25,636)
Saviynt, Inc.	Delayed Draw Term Loan	12/23/2024	1,829,394	(22,867)	3,048,990	(60,980)
Saviynt, Inc.	Revolver	12/22/2027	609,798	(7,622)	609,798	(12,196)
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	8/25/2025	7,725,049	(57,938)	8,846,427	(243,277)
SDC Atlas Acquistionco, LLC	Revolver	8/25/2028	249,195	(1,869)	622,988	(17,132)
Securonix, Inc	Revolver	4/5/2028	1,503,677	(251,866)	1,538,337	(173,063)
Serrano Parent, LLC	Revolver	5/13/2030	2,085,981	(52,150)	2,085,981	(41,720)
Single Digits, Inc.	Revolver	6/22/2026	416,149	(135,248)	416,149	(54,099)
Sirsi Corporation	Revolver	3/15/2025	—	—	553,741	—
SIS Purchaser, Inc.	Revolver	10/15/2026	—	—	1,165,951	(11,660)
Smile Brands, Inc.	Revolver	10/12/2027	122,936	(11,986)	162,150	(18,647)
Soladoc, LLC	Revolver	6/12/2028	588,923	(20,612)	588,923	(22,085)
Soladoc, LLC	Delayed Draw Term Loan	6/10/2024	—	—	2,355,690	(64,781)
Spark DSO, LLC	Revolver	4/20/2026	568,051	(12,781)	576,769	(20,187)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2025	792,078	(5,941)	2,112,208	(42,244)
Stratus Networks, Inc.	Revolver	12/15/2027	990,098	(9,901)	858,085	(25,743)
SugarCrm, Inc.	Revolver	7/30/2027	310,244	(4,654)	310,244	—
SumUp Holdings Luxembourg	Delayed Draw Term Loan	10/25/2025	2,522,050	—	—	—
Sundance Group Holdings, Inc.	Revolver	7/2/2029	1,473,127	(7,366)	—	—
Sundance Group Holdings, Inc.	Revolver	7/2/2027	—	—	709,451	(5,321)
Syntax Systems Ltd	Revolver	10/29/2026	—	—	376,480	(2,824)
TBG Food Acquisition Corp	Revolver	12/27/2027	—	—	264,026	(1,320)
Telcor Buyer, Inc.	Revolver	8/20/2027	290,770	—	290,770	(2,908)
Telesoft Holdings, LLC	Revolver	12/16/2026	457,598	(2,288)	511,316	(8,948)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	258,949	—	673,269	(3,366)
Thrive Buyer, Inc.	Revolver	1/22/2027	369,907	—	739,815	—
ToolWatch Intermediate, LLC	Delayed Draw Term Loan	7/31/2026	1,228,520	—	—	—
ToolWatch Intermediate, LLC	Revolver	7/31/2030	1,228,520	(18,428)	—	—
Towerco IV Holdings, LLC	Delayed Draw Term Loan	7/17/2026	5,042,145	—	6,559,852	(65,599)
Unanet, Inc	Delayed Draw Term Loan	12/9/2024	2,242,674	(11,213)	2,242,674	(11,213)
Unanet, Inc	Revolver	12/8/2028	1,200,304	(12,003)	1,263,478	(12,635)
Ungerboeck Systems International, LLC	Revolver	4/30/2027	229,387	(2,294)	229,387	(3,441)
UpStack Holdco Inc.	Revolver	8/25/2031	923,199	(9,232)	—	—
UpStack Holdco Inc.	Delayed Draw Term Loan	8/24/2026	2,307,997	(11,540)	—	—
Vectra AI, Inc.	Revolver	3/2/2028	232,759	(3,491)	232,759	(4,073)
Vehlo Purchaser, LLC	Revolver	5/24/2028	1,043,865	—	1,115,133	(19,515)
Velocity Purchaser Corporation	Revolver	12/1/2024	—	—	193,237	—
Venture Buyer LLC	Term Loan	3/1/2030	756,615	(11,349)	—	—
Venture Buyer LLC	Delayed Draw Term Loan	2/27/2026	1,008,820	(5,044)	—	—
Veracross LLC	Revolver	12/28/2027	778,787	(7,788)	1,112,554	(19,470)
Versaterm Public Safety Inc.	Revolver	12/4/2025	777,125	(9,714)	896,683	(17,934)
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/9/2025	578,701	(4,340)	578,701	(10,127)
Vhagar Purchaser, LLC	Revolver	6/11/2029	373,356	(7,467)	373,356	(11,201)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/23/2026	4,711,394	—	—	—
Visionary Buyer, LLC	Revolver	3/21/2030	1,413,418	(3,534)	—	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	2/2/2026	1,339,259	—	—	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	564,743	—	457,366	(1,143)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	5/2/2024	—	—	206,583	—
Webster Equity Partners III-A, L.P.	Delayed Draw Term Loan	4/1/2027	1,340,192	(20,103)	—	—
West Dermatology	Delayed Draw Term Loan	3/31/2025	—	—	2,242,331	(106,511)
West Dermatology Management Holdings, LLC	Delayed Draw Term Loan	3/31/2025	2,242,331	(123,328)	285,449	(16,413)
Wolverine Seller Holdings, LLC	Revolver	1/17/2030	1,117,391	—	—	—
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	1/19/2026	3,292,580	—	—	—
Your Part-Time Controller, LLC	Revolver	11/14/2029	627,974	—	627,974	(12,559)
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2025	3,333,525	—	—	—
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	—	—	—

			9/30/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (1)	Fair Value (1)
Zendesk, Inc.	Revolver	11/22/2028	—	—	1,372,628	(3,432)
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2024	—	—	3,333,525	—
Total			$273,299,791	$(2,121,039)	$193,857,013	$(2,726,549)

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. At September 30, 2024, the Fund had total Capital Commitments of $710,782,345, of which 13% or $94,019,641 is unfunded . At December 31, 2023 the Fund had total Capital Commitments of $648,591,916, of which 17% or $110,236,006 is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities. The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2024 and September 30, 2023:

	For the nine months ended September 30, 2024		For the nine months ended September 30, 2023
Quarter Ended	Shares	Amount	Shares	Amount
March 31	2,297,080	$21,667,959		$—
June 30	2,574,268	$24,483,147	2,776,754	$25,792,451
September 30	3,395,374	$32,246,272	1,566,471	$14,548,616
Total capital drawdowns	8,266,722	$78,397,378	4,343,225	$40,341,067

Distributions

The following tables reflect the distributions declared on Shares during the nine months ended September 30, 2024 and September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/26/2024	3/26/2024	4/23/2024	$0.23	$12,969,462
6/26/2024	6/26/2024	7/22/2024	$0.21	$12,999,653
9/26/2024	9/26/2024	10/23/2024	$0.23	$13,863,318
				$39,832,433

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2023	3/29/2023	4/25/2023	$0.10	$5,139,617
6/28/2023	6/28/2023	7/24/2023	$0.20	$10,402,344
9/27/2023	9/27/2023	10/23/2023	$0.24	$12,501,274
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

The following tables summarize Shares distributed pursuant to the DRIP during the nine months ended September 30, 2024 and September 30, 2023 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/26/2024	3/26/2024	3/28/2024	735,551	$6,912,711
6/26/2024	6/26/2024	6/28/2024	737,332	$6,968,153
9/26/2024	9/26/2024	9/30/2024	797,976	$7,543,348
			2,270,859	$21,424,212

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2023	3/29/2023	3/31/2023	294,604	$2,740,870
6/28/2023	6/28/2023	6/30/2023	606,230	$5,552,823
9/27/2023	9/27/2023	9/30/2023	715,418	$6,644,449
			1,616,252	$14,938,142

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

The following table summarizes share repurchases completed during the nine months ended September 30, 2024:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	March 01, 2024	1,354,873	744,282	$6,994,767	55%	$9.40
June 30	May 24, 2024	1,397,303	985,757	$9,315,897	71%	$9.45
September 30	Aug 30, 2024	1,430,286	737,479	$6,971,458	52%	$9.45

The following table summarizes share repurchases completed during the nine months ended September 30, 2023:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 24, 2023	1,215,454	627,518	$5,837,993	52%	$9.30
June 30	May 26, 2023	1,255,610	461,364	$4,225,901	37%	$9.16
September 30	August 25, 2023	1,299,377	905,478	$8,409,635	70%	$9.29

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets from operations	$13,859,560	$19,245,432	$49,292,364	$37,667,837
Weighted average common shares outstanding	60,621,247	52,831,675	57,679,038	51,686,603
Earnings per common share-basic and diluted	$0.23	$0.36	$0.85	$0.73

9. Financial Highlights

Below is the schedule of financial highlights of the Fund For the nine months ended September 30, 2024 and September 30, 2023:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Per Share Data:(1)(2)
Net asset value, beginning of period	$9.27	$9.10
Net investment income (loss)	0.69	0.66
Net realized and unrealized gains (losses) on investments	0.16	0.07
Net increase (decrease) in net assets resulting from operations	0.85	0.73
Distributions to stockholders(1)	(0.67)	(0.54)
Net asset value, end of period	$9.45	$9.29
Shares outstanding, end of period	62,434,770	54,193,205
Total return at net asset value before incentive fees(3)(4)	11.30%	9.96%
Total return at net asset value after incentive fees(3)(4)	9.43%	8.15%
Ratio/Supplemental Data:(2)
Net assets, end of period	$590,201,966	$503,319,970
Ratio of total expenses to weighted average net assets(5)	21.25%	19.98%
Ratio of net expenses to weighted average net assets(5)	21.25%	19.98%
Ratio of net investment income (loss) before waivers to weighted average net assets(5)	10.36%	10.26%
Ratio of net investment income (loss) after waivers to weighted average net assets(5)	10.36%	10.26%
Ratio of interest and credit facility expenses to weighted average net assets(5)	14.65%	13.54%
Ratio of incentive fees to weighted average net assets(4)	1.82%	1.78%
Portfolio turnover rate(4)	12.59%	8.15%
Asset coverage ratio(6)	157%	161%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period except for distributions recorded which reflects the actual amount per share of the applicable period
(2)
Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(4)
Not annualized.
(5)
Annualized, except for incentive fees.
(6)
Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10. Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the item discussed below, the Fund has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements.

On October 17, 2024, ABPCIC Funding IV entered into a second amendment (the “Natixis Second Amendment”) to the Natixis Credit Agreement. After giving effect to the Natixis Second Amendment, borrowings under the Natixis Credit Agreement bear interest at a rate equal to 2.25% per annum plus the Term SOFR for the applicable interest period.

The Natixis Second Amendment also, among other things, (1) extended the expiration date for the period during which ABPCIC Funding IV may borrow under the Natixis Credit Facility from October 21, 2024 to April 21, 2025 and (ii) added certain collateral reporting obligations for ABPCIC Funding IV.

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
•
transfer agent and custodial fees;
•
federal and state registration fees;
•
all cost of registration and listing the Fund’s securities on any securities exchange;
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

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
Investments in Portfolio Companies	$(146,449,926)	(1)	$(44,227,454)	(2)	$(309,555,083)	(3)	$(151,039,096)	(4)
Draw Downs against Revolvers and Delayed Draw Term Loans	(26,553,816)		(19,591,954)		(74,463,342)		(64,256,069)
Principal Repayments	119,842,406	(5)	49,925,524	(6)	170,733,629	(7)	97,248,418	(8)
Sales	3,133,066		111,686		8,656,558		1,029,721
Net Repayments (Investments)	$(50,028,270)		$(13,782,198)		(204,628,238)		$(117,017,026)

(1)
Includes investments in 31 portfolio companies.
(2)
Includes investments in 5 portfolio companies.
(3)
Includes investments in 31 portfolio companies.
(4)
Includes investments in 42 portfolio companies.
(5)
Includes $7,178,815 in revolver and delayed draw term paydowns.
(6)
Includes $5,922,831 in revolver and delayed draw term paydowns. .
(7)
Includes $16,379,947 in revolver and delayed draw term paydowns.
(8)
Includes $14,109,153 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2024:

	As of September 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,503,750,467	90.66%	$1,484,839,582	90.05%	11.59%
Second Lien Junior Secured Debt	3,094,213	0.19%	2,856,705	0.17%	15.89%
Preferred Stock	6,018,697	0.36%	7,877,672	0.48%	—
Common Stock	8,079,562	0.49%	9,410,472	0.57%	—
Investment Companies	18,790,136	1.13%	23,777,532	1.44%	—
Warrants	394,025	0.02%	1,668,891	0.10%	—
Cash and cash equivalents	118,571,657	7.15%	118,571,657	7.19%	—
Total	$1,658,698,757	100%	$1,649,002,511	100%

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

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Number of portfolio companies	201	192
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	0%	0%

(1)
Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of September 30, 2024:

	As of September 30, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,475,494,889	97.92%	$1,475,668,330	99.19%
Non-accrual	31,349,791	2.08%	12,027,957	0.81%
Total	$1,506,844,680	100%	$1,487,696,287	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2023:

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,284,803,925	98.51%	$1,276,491,133	99.73%
Non-accrual	19,420,825	1.49%	3,477,399	0.27%
Total	$1,304,224,750	100%	$1,279,968,532	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of September 30, 2024 the Fund had twenty one investments, across six issuers, that were on non-accrual status. As of December 31, 2023, the Fund had twelve investments, with three issuers that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of September 30, 2024 and December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of September 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$11,884,449	0.77%	$11,942,273	0.78%
Consumer Non-Cyclical	34,651,567	2.25	35,286,556	2.31
Digital Infrastructure & Services	285,644,501	18.55	283,580,096	18.53
Energy	8,315,134	0.54	8,404,531	0.55
Financials	51,195,676	3.32	51,277,691	3.35
Software & Tech Services	756,153,431	49.11	761,945,909	49.79
Healthcare & HCIT	271,536,120	17.63	255,192,407	16.67
Investment Companies	12,998,850	0.84	15,125,364	0.99
Services	106,647,372	6.92	106,576,027	6.96
Specialty RMR	1,100,000	0.07	1,100,000	0.07
	$1,540,127,100	100%	$1,530,430,854	100%

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$90,152,210	6.79%	$89,819,830	6.85%
Consumer Discretionary	321,309	0.02	252,213	0.02
Consumer Non-Cyclical	54,231,874	4.08	53,735,223	4.10
Digital Infrastructure & Services	230,592,770	17.34	227,041,215	17.32
Energy	8,628,316	0.65	8,712,750	0.66
Financials	45,394,191	3.41	45,326,948	3.46
Healthcare	224,194,330	16.86	205,523,347	15.68
Investment Companies	7,814,562	0.59	10,130,654	0.77
Software & Tech Services	667,493,569	50.21	669,555,069	51.06
Transport & Logistics	717,719	0.05	1,023,335	0.08
	$1,329,540,850	100%	$1,311,120,584	100%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Total investment income	$45,101,371	$38,572,164	$129,181,440	$107,704,158
Total expenses	31,210,747	25,949,703	89,143,138	73,406,445
Net investment income before taxes	13,890,624	12,622,461	40,038,302	34,297,713
Income tax expense, including excise tax	24,554	96,092	203,860	374,118
Net investment income after tax	13,866,070	12,526,369	39,834,442	33,923,595
Net realized and change in unrealized appreciation (depreciation) on investments	(2,920)	6,720,481	9,458,815	3,747,299
Net increase in net assets resulting from operations	13,863,150	19,246,850	49,293,257	37,670,894
Less: Net increase (decrease) in net assets resulting from operations related to Non- Controlling Interest in ABPCIC Equity Holdings, LLC	3,590	1,418	893	3,057
Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	$13,859,560	$19,245,432	$49,292,364	$37,667,837

Investment Income

During the three months ended September 30, 2024, the Fund’s investment income was comprised of $42,935,552 of interest income, which includes $3,816,752 from the net amortization of premium and accretion of discounts, $1,958,573 of payment-in-kind interest, and $208,246 of dividend income. During the three months ended September 30, 2023, the Fund’s investment income was comprised of $38,162,810 of interest income, which includes $1,366,373 from the net amortization of premium and accretion of discounts, $276,379 of payment-in-kind interest, and $132,975 of dividend income. The increase in net investment income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 can primarily be attributed to an increase in gross assets.

During the nine months ended September 30, 2024, the Fund’s investment income was comprised of $123,048,485 of interest income, which includes $5,195,246 from the net amortization of premium and accretion of discounts, and $5,625,880 of payment-in-kind interest, and $507,075 of dividend income. During the nine months ended September 30, 2023, the Fund’s investment income was comprised of $105,190,815 of interest income, which includes $4,464,253 of the net amortization of premium and accretion of discounts, $1,972,610 of payment-in-kind interest, and $540,733 of dividend income. The increase in net investment income during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, can primarily be attributed to an increase in gross assets and interest rates.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Interest and borrowing expenses	$21,032,202	$17,167,795	$59,867,130	$48,209,577
Management fees	5,203,670	4,276,488	14,761,872	12,419,430
Income-based incentive fee	3,466,520	3,125,822	9,958,613	8,480,899
Professional fees	513,619	413,128	1,744,299	1,610,337
Other expenses	437,192	287,088	1,276,211	965,047
Administration and custodian fees	257,992	341,457	766,461	900,021
Insurance expenses	131,363	161,246	394,088	433,218
Directors’ fees	131,796	139,750	271,546	279,500
Transfer agent fees	36,393	36,929	102,918	108,416
Total expenses	31,210,747	25,949,703	89,143,138	73,406,445
Income tax expense, including excise tax	24,554	96,092	203,860	374,118
Total expenses	$31,235,301	$26,045,795	$89,346,998	$73,780,563

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the three months ended September 30, 2024, and September 30, 2023 were $21,032,202 and $17,167,795, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 8.64% and 7.98% for the three months ended September 30, 2024, and September 30, 2023, respectively. The increase in interest and borrowing expenses during the three months ended September 30, 2024, compared to the three months ended September 30, 2023 can primarily be attributed to an increase in debt outstanding.

Interest and borrowing expenses for the nine months ended September 30, 2024, and September 30, 2023 were $59,867,130 and $48,209,577, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 8.70% and 7.67% for the nine months ended September 30, 2024, and September 30, 2023, respectively. The increase in interest and borrowing expenses during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 can primarily be attributed to an increase in debt outstanding and interest rates.

Management Fee

The gross management fee expenses for the three months ended September 30, 2024 and September 30, 2023 were $5,203,670 and $4,276,488, respectively. The increase in the management fee for the three months ended September 30, 2024 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

The gross management fee expenses for the nine months ended September 30, 2024 and September 30, 2023 were $14,761,872 and $12,419,430, respectively. The increase in the management fee for the nine months ended September 30, 2024 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2024, restructurings and sales of assets resulted in $633,622 of net realized gain. During the nine months ended September 30, 2024, restructurings and sales resulted in $734,795 of net realized gain.

During the three months ended September 30, 2023, restructurings resulted in $14,243 of net realized gain. During the nine months ended September 30, 2023, the Fund had principal repayments and sales which resulted in $284,155 of net realized loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2024, the Fund had $636,142 in net change in unrealized depreciation on $1,530,430,854 of investments in 201 portfolio companies. Net change in unrealized depreciation for the three months ended September 30, 2024, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

During the three months ended September 30, 2023, the Fund had $6,706,238 in net change in unrealized appreciation on $1,269,400,998 of investments in 190 portfolio companies. Net change in unrealized appreciation for the three months ended September 30, 2023, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

During the nine months ended September 30, 2024, the Fund had $8,724,020 in net change in unrealized appreciation on $1,530,430,854 of investments in 201 portfolio companies. Net change in unrealized appreciation for the nine months ended September 30, 2024, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2024 and 2023, the net increase in net assets resulting from operations was $13,863,150 and $19,246,850, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2024 and 2023, the Fund’s per share net increase in net assets resulting from operations was $0.23 and $0.36, respectively.

For the nine months ended September 30, 2024 and 2023, the net increase in net assets resulting from operations was $49,292,364 and $37,670,894, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2024 and 2023, the Fund’s per share net increase in net assets resulting from operations was $0.85 and $0.73, respectively

Cash Flows

For the nine months September 30, 2024, cash increased by $45,899,729. During the same period, the Fund used $158,992,057 in operating activities, primarily as a result of net purchases of investments. During the nine months ended September 30, 2024, the Fund generated $204,891,786 from financing activities, primarily from net borrowings on the Credit Facilities and Issuance of Common Stock.

For the nine months ended September 30, 2023, cash increased by $52,225,920. During the same period, the Fund used $67,736,145 in operating activities, primarily as a result of net purchases of investments. During the nine months ended September 30, 2023, the Fund generated $119,962,065 from financing activities, primarily from issuance of common stock and issuance of new CLO Notes.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the nine months ended September 30, 2024 and September 30, 2023, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024, and December 31, 2023, the Fund had $118,571,657 and $72,671,928 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of September 30, 2024, taken together with the Fund’s uncalled Capital Commitments of $94,019,641 and $126,200,000 of the total available under the Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of September 30, 2024, the Fund has unfunded commitments to fund future investments in the amount of $273,299,791, and contractual obligations in the form of Credit Facilities of $463,800,000, Notes of $543,777,202 and Secured Borrowings of $18,214,149.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of September 30, 2024, the Fund received Capital Commitments of $710,782,345. Inception to September 30, 2024, the Fund received Capital Contributions to the Fund of $616,762,704. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

On August 30, 2024, the Fund commenced the Q3 2024 Tender Offer for up to 1,430,286 Shares. The Purchase Price for the Q3 2024 Tender Offer was $9.45 per Share and the Q3 2024 Tender Offer expires on December 31, 2024.

On May 24, 2024, the Fund commenced the Q2 2024 Tender Offer for up to 1,379,303 Shares. The Purchase Price for the Q2 2024 Tender Offer was $9.45 per Share and the Q2 2024 Tender Offer expired on September 30, 2024.

On March 01, 2024, the Fund commenced the Q1 2024 Tender Offer for up to 1,354,873 Shares. The Purchase Price for the Q1 2024 Tender Offer was $9.40 per Share and the Q1 2024 Tender Offer expired on March 31, 2024.

On February 24, 2023, the Fund commenced the Q1 2023 Tender Offer for up to 1,215,454 Shares. The Purchase Price for the Q1 2023 Tender Offer was $9.30 per Share and the Q1 2023 Tender Offer expired on March 31, 2023. On May 26, 2023, the Fund commenced the Q2 2023 Tender Offer for up to 1,255,610 Shares. The Purchase Price for the Q2 2023 Tender Offer was $9.16 per Share and the Q2 2023 Tender Offer expired on September 30, 2023.

Stockholders who tendered Shares in the Q1 2024 Tender Offer and Q1 2023 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three and nine months ended September 30, 2024 and September 30, 2023.

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Capital Commitments and Commitment Reductions	$25,854,726	$24,823,409	$78,880,094	$74,400,283
Capital Commitments rescinded due to participation in General Tender Program and Commitment Reductions	$5,306,265	$7,773,910	$16,689,665	$18,152,856
Dividend reinvestments	$7,543,348	$6,644,449	$21,424,212	$14,938,142
Shares issued to investors under DRIP	797,976	715,418	2,270,859	1,616,252
Value of capital drawdown notices	$32,246,272	$14,548,616	$78,397,378	$40,341,067
Shares issued to investors under capital drawdown notices	3,395,374	1,566,471	8,266,722	4,343,225
Value of Shares purchased in General Tender Program	$6,971,458	$8,409,635	$23,282,122	$18,473,529
Shares purchased in General Tender Offer	737,479	905,478	2,467,518	1,994,360

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 26, 2024	March 26, 2024	April 23, 2024	$0.23	$12,969,462
June 26, 2024	June 26, 2024	July 22, 2024	$0.21	$12,999,653
September 26, 2024	September 26, 2024	October 23, 2024	$0.23	$13,868,318
Total distributions declared				$39,837,433

The following table summarizes distributions declared during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 29, 2023	March 29, 2023	April 25, 2023	$0.10	$5,139,617
June 28, 2023	June 28, 2023	July 24, 2023	$0.20	$10,402,344
September 28, 2023	September 27, 2023	October 23, 2023	$0.24	$12,501,274
Total distributions declared				$28,043,235

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the nine months ended September 30, 2024, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the nine months ended September 30, 2024, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of September 30, 2024, the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility was $40,000,000.

As of September 30, 2024, the Fund had $40,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2023, the Fund had $8,000,000 outstanding on the 2021 HSBC Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division, as facility agent, and U.S. Bank, National Association, as collateral, collateral custodian and securities intermediary. As of September 30, 2024, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000.

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of September 30, 2024, the Fund had $170,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2023, the Fund had $198,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On April 21, 2023, ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding IV”), entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral and collateral administrator. The Natixis Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $175,000,000, and the total Class A-T commitment as of the closing date is $25,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit

Agreement, the “Applicable Rate”), in each case, plus a margin. As of September 30, 2024, advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate plus a spread of 2.25%. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on April 21, 2025.

As of September 30, 2024, the Fund had $178,550,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2023, the Fund had $105,500,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V entered into a warehouse financing transaction (the “MUFG Credit Facility,” and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility and the Natixis Credit Facility, the “ Credit Facilities”). In connection with the MUFG Credit Facility, ABPCIC Funding V entered into, among other agreements, (i) the credit agreement (the “MUFG Credit Agreement”), among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “MUFG Collateral Agent”) and collateral administrator (in such capacity, the “MUFG Collateral Administrator”), and U.S. Bank National Association, as document custodian, (ii) the account control agreement, among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary, (iii) the collateral management agreement, between ABPCIC Funding V and the Adviser, as collateral manager (in such capacity, the “MUFG Collateral Manager”), (iv) the collateral administration agreement, among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer. The MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000.

As of September 30, 2024, the Fund had $75,250,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $18,214,149 and $2,325,617 as of September 30, 2024, and December 31, 2023, respectively.

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

The CLO VI Notes that remain outstanding as of September 30, 2024 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.83% per annum;

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

As of September 30, 2024, and December 31, 2023, the Fund had total senior securities of $1,025,791,351 and $860,575,617, respectively, consisting of borrowings under the Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 157% and 159%, respectively.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2024, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(3,810,923)	$(2,453,125)	$(1,357,798)
Down 100 basis points	(15,243,690)	(9,812,500)	(5,431,190)
Down 200 basis points	(30,467,228)	(19,625,000)	(10,842,228)
Down 300 basis points	(45,617,245)	(29,437,500)	(16,179,745)
Up 100 basis points	15,243,690	9,812,500	5,431,190
Up 200 basis points	30,487,381	19,625,000	10,862,381
Up 300 basis points	45,731,071	29,437,500	16,293,571

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

Item 1.Legal Proceedings

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three months ended September 30, 2024, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended September 30, 2024, none of the Fund’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

Lender Joinder and Thirteenth Amendment to Revolving Credit Agreement, dated as of August 30, 2024, by and amongAB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware)Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors MiddleMarket Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P.,AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024(Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private EquityInvestors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors MiddleMarket Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private EquitySolutions 2023 G.P. L.P. and AB-Abbott Private Equity Solutions 2024 G.P. L.P., as general partners, the banks andfinancial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as theadministrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’sCurrent Report on Form 8-K (File No. 814-01196) filed on September 6, 2024).

10.2

Credit Agreement, dated as of September 19, 2024, among ABPCIC Funding VLLC, as borrower, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator,and U.S. Bank National Association, as document custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 25, 2024).

10.3

Account Control Agreement, dated as of September 19, 2024, among ABPCIC Funding V LLC, as debtor, U.S. BankTrust Company, National Association, as collateral agent and secured party, and U.S. Bank National Association, assecurities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on September 25, 2024).

10.4

Collateral Management Agreement, dated as of September 19, 2024, between ABPCIC Funding V LLC, as borrower,and AB Private Credit Investors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Fund’s. Current Report on Form 8-K (File No. 814-01196) filed on September 25, 2024).

10.5

Collateral Administration Agreement, dated as of September 19, 2024, among ABPCIC Funding V LLC, as borrower,AB Private Credit Investors LLC, as collateral manager, and U.S. Bank Trust Company, National Association, ascollateral administrator (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on September 25, 2024).

10.6

Master Loan Sale and Contribution Agreement, dated as of September 19, 2024, by and between AB Private CreditInvestors Corporation, as seller, and ABPCIC Funding V LLC, as buyer (incorporated by reference to Exhibit 10.5 totheFund’s Current Report on Form 8-K (File No. 814-01196) filed on September 25, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002, as amended.*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document*

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 14, 2024	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)