Form 10-K
period 2024-12-31
AB Private Credit Investors Corp
filed 2025-03-31
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 there was no established public market for the registrant’s common stock.

The registrant had 68,496,208.036 shares of common stock, $0.01 par value per share, outstanding as of March 31, 2025.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

ii

PART I

Item 1. Business

The Fund was formed on February 6, 2015, as a corporation under the laws of the State of Maryland. The Fund is structured as an externally managed, non-diversified, closed-end management investment company. The Fund was formed to invest primarily in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. The Fund commenced investment operations on November 15, 2017 (“Commencement”). The Fund is advised by AB Private Credit Investors LLC (the “Adviser”), which is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. State Street Bank and Trust Company (the “Administrator”) provides the administrative services necessary for the Fund to operate.

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

Financing

On July 8, 2021 the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. As of December 31, 2024, borrowings under the 2021.

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

On September 19, 2024, ABPCIC Funding V LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding V”), entered into a warehouse financing transaction (the “MUFG Credit Facility,” and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility and the Natixis Credit Facility, the “Credit Facilities”). In connection with the MUFG Credit Facility, ABPCIC Funding V entered into, among other agreements, (i) the credit agreement (the “MUFG Credit Agreement”), among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “MUFG Collateral Agent”) and collateral administrator (in such capacity, the “MUFG Collateral Administrator”), and U.S. Bank National Association, as document custodian, (ii) the account control agreement, among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “MUFG Securities Intermediary”), (iii) the collateral management agreement (the “MUFG Collateral Management Agreement”), between ABPCIC Funding V and the Adviser, as collateral manager (in such capacity, the “MUFG Collateral Manager”), (iv) the collateral administration agreement (the “MUFG Collateral Administration Agreement”), among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer.

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

The Fund’s investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-originated, privately-negotiated, secured, middle market loans. The Fund will invest at least 80% of its assets in debt instruments. The Fund intends to invest in middle-market businesses based in the United States, which the Fund generally defines as having enterprise values between $75 million and $500 million. However, from time to time, the Fund may invest in larger or smaller companies. The Fund expects that the primary use of proceeds by the companies in which it invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital. As of December 31, 2024, the Fund’s investment portfolio totaled $1,630,349,305, at fair value, and consisted primarily of senior debt.

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

The Board of Directors

The Fund’s business and affairs are managed under the direction of the board of directors (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of the Fund’s Class I directors will expire at the 2026 annual meeting of stockholders; the terms of the Fund’s Class II directors will expire at the 2027 annual meeting of stockholders; and the term of the Fund’s Class III director will expire at the 2025 annual meeting of stockholders, and if reelected by the Fund’s stockholders, the Fund’s Class III directors will serve a new term to expire at the 2028 annual meeting of stockholders. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.” The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

About the Fund’s Investment Adviser

The Fund’s investment activities are managed by its external investment adviser, AB Private Credit Investors LLC. The Fund benefits from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $792 billion in assets under management as of December 31, 2024, and a global client base that includes institutions, private clients and retail investors. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

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

•
Management fee(5) = 0.38%
•
Other expenses (legal, accounting, custodian, transfer agent, etc.)(6) = 0.22%

(1)
The hypothetical amount of PIFNII shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full fiscal quarter periods ending on or prior to the date the payment set forth in the example is to be made the sum of (a) the PIFNII, (b) the realized capital gain/loss and (c) the unrealized capital appreciation/depreciation, expressed as a rate of return on the value of the Fund’s net assets, is at least 6.0%
(2)
Represents a quarter of the 6.0%v annualized 6% Hurdle Rate.
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

PIFNII does not exceed the hurdle rate, therefore there is no income-based fee.

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

•
Year 1: $20 million investment made in Company A (“Investment A”)
•
Year 2, Quarter 4: Fair value (“FV”) of Investment A determined to be $19 million
•
Net Assets for the 2 year period = $20mm(1)

Period	Hurdle Rate	Management Fee	Other Expenses	Investment Income	Pre-Incentive Fee Net Investment Income	Income-Based Fee(2)
Year 1, Quarter 1	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 1, Quarter 2	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 1, Quarter 3	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 1, Quarter 4	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 1	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 2	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 3	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%
Year 2, Quarter 4	1.5%	0.38%	0.22%	2.80%	2.20%	0.33%

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

As of December 31, 2024, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects a summary of payments and reimbursement payments made since inception:

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

Actual and Deemed Distributions, Dispositions. Distributions to non-U.S. stockholders are not generally subject to U.S. income tax. Such distributions are subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of the Fund’s current or accumulated earnings and profits unless one of the exceptions discussed below are applicable. In this respect, no withholding is required with respect to a distribution if (i) the distributions are properly reported to the Fund’s stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends (i.e., net interest income or net short-term capital gains) and (iii) certain other requirements are satisfied. In addition, no withholding is required with respect to distributions of the Fund’s net capital gains properly reported as capital gain dividends. The Fund anticipates that a significant portion of its distributions will be eligible for one of these exceptions from withholding. No certainty can be provided, however, that all of the Fund’s distributions will be eligible for such exceptions and the Fund cannot provide any certainty as to what percentage of its distributions (if any) that would not be eligible for such exceptions. Moreover, in the case of Shares held through an intermediary, the intermediary may withhold amounts even if the Fund reported all or a portion of its distribution as exempt from U.S. federal withholding tax.

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

1.
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

Proxy Voting Records

You may obtain information about how the Fund voted proxies by making a written request for proxy voting information to: AllianceBernstein L.P., Proxy Voting & Investment Governance Team, 501 Commerce Street, Nashville, Tennessee 37203.

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
•
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition.
•
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
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
•
We are subject to risks associated with artificial intelligence and machine learning technology.
•

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
•
Changes to United States tariff and import/export regulations
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
•
Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that its asset coverage equals (1) its actual asset coverage as of December 31, 2024 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2024.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding net return to holders of common stock assuming actual asset coverage as of December 31, 2024(1)	(41.5)%	(27.5)%	(13.6)%	0.4%	14.3%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(45.2)%	(30.2)%	(15.2)%	(0.2)%	14.8%

(1)
Assumes $1,694.0 million in total portfolio assets, $1,087.0 million in debt outstanding, $607.1 million in net assets, and an average cost of funds of 7.97%. Actual interest payments may be different.
(2)
Assumes $1,694.0 million in total portfolio assets, $1,129.2 million in debt outstanding, $564.6 million in net assets, and an average cost of funds of 7.97%. Actual interest payments may be different.

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

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and Russia and the conflicts in the Middle East) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The success of our investment activities could be affected by general economic and market conditions in the United States and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the non-U.S. countries in which we may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Fund’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

For example, the impact of potential downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Similarly in Europe, since 2010 several European Union (the "EU"), countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is ongoing concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. Because Russia is a major exporter of oil and natural gas, the invasion and related economic sanctions have reduced the supply, and increased the price, of energy, which has a material effect on inflation and may continue to exacerbate ongoing supply chain issues.

There is also the ongoing risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. The broader consequences of the invasion may have a material adverse impact on the Fund’s portfolio and the value of an investment in the Fund. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

Similarly, conflicts in the Middle East, including the conflict between Israel and Hamas, could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.

The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Fund). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Fund and could adversely affect the Fund’s profitability, impede the ability of the Fund and/or the Fund’s portfolio companies to perform under or refinance their existing obligations and impair the Fund’s ability to effectively deploy its capital or realize its investments on favorable terms.

Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Various social and political circumstances in the United States and around the world may also contribute to increased market volatility and economic uncertainties. Such events, including tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the current conflict between Russia and Ukraine, and the ongoing conflict in the Middle East could adversely affect the Fund’s business, financial condition or results of operations. In particular, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflict has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or create business risks associated with our operations.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other material (collectively, "AI") and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Fund, the Adviser, and our portfolio investments. The Fund and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Fund, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Fund or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict the Fund’s portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact the Fund.

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

Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.

The likely impacts of sustainability risks on the returns of the Fund will depend on the Fund’s exposure to investments that are vulnerable to sustainability-related risks and the magnitude of the sustainability-related risks.

The occurrence of an actual or potential significant decline in the value of an investment due to a sustainability-related event or condition will depend on several factors including, but not limited to, the type, extent, complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.

Increasing governmental, investor and societal attention to sustainability-related matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability-related matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

The Fund is subject to risks related to corporate social responsibility.

The Fund’s business faces increasing public scrutiny related to sustainability activities. The Fund risks damage to its brand and reputation if it fails to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering sustainability factors in its investment processes. Adverse incidents with respect to sustainability activities could impact the value of the Fund’s brand, the cost of its operations and its relationships with investors, all of which could adversely affect the Fund’s business and results of operations. Additionally, new regulatory initiatives related to sustainability could adversely affect the Fund’s business, its portfolio companies and the value of your investment in the Fund.

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

The Chief Compliance Officer of the Fund oversees the Fund’s risk management function generally and relies on the Adviser’s Chief Compliance Officer to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s Chief Compliance Officer has 13 years of experience in the financial services industry, and during such time has acquired relevant experience overseeing and actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Fund’s Chief Compliance Officer has been responsible for the general oversight function as Chief Compliance Officer to the Fund for 4 years and has worked in the financial services industry for 19 years, during which the Fund’s Chief Compliance Officer has gained expertise in assessing and managing risk applicable to the Fund.

Management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from service providers and reliance on communications with ISP personnel of the Adviser and AB.

Item 2. Properties

The Fund maintains its principal executive office at 405 Colorado Street, Suite 1500, Austin, Texas 78701. The Fund does not own any real estate.

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

The total Capital Commitments of investors in the Fund as of December 31, 2024 is $720,877,746.

Holders

As of March 31, 2025, there were 3,843 holders of record of the Shares.

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

Issuer Purchases of Equity Securities

On November 29, 2024, the Fund commenced a tender offer (the “November 2024 Tender Offer”) pursuant to which the Fund offered to repurchase up to 1,515,531.175 Shares tendered prior to December 31, 2024 (the “November 2024 Tender Offer Expiration Date”). 822,522 Shares were validly tendered by stockholders and not properly withdrawn prior to the November 2024 Tender Offer Expiration Date. The Fund accepted for purchase 100% of the Shares that were validly tendered and not properly withdrawn prior to the November 2024 Tender Offer Expiration Date, at a purchase price per Share equal to $9.53, the Fund’s NAV per Share as of December 31, 2024.

The following table sets forth information regarding repurchases of Shares during the three months ended December 31, 2024:

Offer Date	November 29, 2024
Expiration Date	December 31, 2024
Purchase Price per Share	$9.53
Shares Repurchased	822,522
Aggregate Dollar Amount of Shares Accepted for Repurchase	$7,838,223

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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	As of December 31, 2024		As of December 31, 2023
Investments in Portfolio Companies	$(425,984,817)	(1)	$(248,771,664)	(2)
Draw Downs Against Revolvers and Delayed Draw Term Loans	(97,181,550)		(86,159,081)
Principal Repayments	214,122,466	(3)	157,086,574	(4)
Sales	10,515,472		1,981,459
Net Repayments (Investments)	$(298,528,429)		$(175,862,712)

(1)
Includes investments in 30 portfolio companies.
(2)
Includes investments in 58 portfolio companies.
(3)
Includes $20,348,624 in revolver and delayed draw term paydowns.
(4)
Includes $20,328,038 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,599,194,191	94.70%	$1,582,307,975	94.04%	10.51%
Second Lien Junior Secured Debt	3,095,849	0.18%	2,825,397	0.17%	17.52%
Preferred Stock	6,018,697	0.36%	8,028,728	0.48%	—
Common Stock	8,927,211	0.53%	11,128,137	0.66%	—
Investment companies	18,967,780	1.12%	24,355,711	1.45%	—
Warrants	394,025	0.02%	1,703,357	0.10%	—
Cash and cash equivalents	52,178,854	3.09%	52,178,854	3.10%
Total	$1,688,776,607	100.00%	$1,682,528,159	100.00%

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

(1)
Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024	As of December 31, 2023
Number of portfolio companies	208	192
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,580,802,069	98.66%	$1,582,211,786	99.82%
Non-accrual	21,487,969	1.34%	2,921,585	0.18%
Total	$1,602,290,038	100.00%	$1,585,133,371	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2023:

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,284,803,925	98.51%	$1,276,491,133	99.73%
Non-accrual	19,420,825	1.49	3,477,399	0.27
Total	$1,304,224,750	100%	$1,279,968,532	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of December 31, 2024, the Fund had nineteen investments, with eleven issuers, that were on non-accrual status. As of December 31, 2023, the Fund had twelve investments, with three issuers, that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of December 31, 2024 and December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$11,879,295	0.73%	$11,912,193	0.73%
Consumer Non-Cyclical	31,148,727	1.90%	29,642,280	1.82%
Digital Infrastructure & Services	295,258,555	18.04%	294,907,619	18.09%
Financials	51,958,761	3.17%	52,160,429	3.20%
Software & Tech Services	839,988,662	51.33%	846,266,226	51.91%
Healthcare	278,386,614	17.01%	262,241,611	16.08%
Investment Companies	18,967,780	1.16%	24,355,711	1.49%
Services	109,009,359	6.66%	108,863,236	6.68%
	$1,636,597,753	100.00%	$1,630,349,305	100.00%

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$90,152,210	6.79%	$89,819,830	6.85%
Consumer Discretionary	321,309	0.02	252,213	0.02
Consumer Non-Cyclical	54,231,874	4.08	53,735,223	4.10
Digital Infrastructure & Services	230,592,770	17.34	227,041,215	17.32
Energy	8,628,316	0.65	8,712,750	0.66
Financial Services	45,394,191	3.41	45,326,948	3.46
Healthcare & HCIT	224,194,330	16.86	205,523,347	15.68
Investment Companies	7,814,562	0.59	10,130,654	0.77
Software & Tech Services	667,493,569	50.21	669,555,069	51.06
Transport & Logistics	717,719	0.05	1,023,335	0.08
	$1,329,540,850	100%	$1,311,120,584	100%

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

Results of Operations

The following is a summary of the Fund’s operating results for the years ended December 31, 2024 and December 31, 2023. For information regarding results of operations for the year ended December 31, 2022, see the Fund’s Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total investment income	$173,125,161	$149,032,181
Total expenses	119,521,563	101,108,669
Net investment income before taxes	53,603,598	47,923,512
Income tax expense, including excise tax	359,038	523,389
Net investment income after tax	53,244,560	47,400,123
Net realized and change in unrealized appreciation (depreciation) on investments	14,022,427	1,900,921
Net increase (decrease) in net assets resulting from operations	67,266,987	49,301,044
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	1,734	4,345
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$67,265,253	$49,296,699

Investment Income

During the year ended December 31, 2024, the Fund’s investment income was comprised of $165,590,867 of interest income, which includes $6,641,027 from the net amortization of premium and accretion of discounts, $6,745,453 of payment-in-kind interest, and $788,841 of dividend income. The increase in interest income during 2024 resulted from the increase in the Fund’s investment portfolio.

During the year ended December 31, 2023, the Fund’s investment income was comprised of $143,183,230 of interest income, which includes $6,075,530 from the net amortization of premium and accretion of discounts, $4,764,325 of payment-in-kind interest, and $1,084,626 of dividend income.

Operating Expenses

The composition of the Fund’s operating expenses for the years ended December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Interest and borrowing expenses	$79,873,478	$66,672,590
Management fees	20,213,153	16,898,965
Income-based incentive fee	13,311,149	11,850,031
Professional fees	2,273,397	2,242,058
Administration and custodian fees	1,323,509	1,231,987
Insurance expenses	461,618	327,680
Directors’ fees	244,625	279,500
Transfer agent fees	140,303	143,797
Other expenses	1,680,331	1,462,061
Total expenses	119,521,563	101,108,669
Income tax expense, including excise tax	359,038	523,389
Net expenses	$119,880,601	$101,632,058

Total operating expenses for the year ended December 31, 2024, increased by approximately $18.3 million compared to the year ended December 31, 2023. The increase in 2024 is attributable primarily to interest and borrowing expenses, higher base management fees and income-based incentive fees.

Interest and borrowing expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the years ended December 31, 2024 and December 31, 2023, were $79,873,478 and $66,672,590, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 8.08% and 7.83% for the years ended December 31, 2024 and December 31, 2023, respectively. The increase in interest and borrowing expenses was primarily driven by the increase in debt borrowings during the period.

Management Fee

The gross management fee expenses for the years ended December 31, 2024 and December 31, 2023 were $20,213,153 and $16,898,965, respectively. The increase in the management fee for the year ended December 31, 2024 was a result of the increase in average gross assets during this period, which is the basis used to calculate management fees. For the years ended December 31, 2024 and December 31, 2023, the Adviser waived management fees of $0 and $0, respectively.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2024, the Fund had principal repayments and sales which resulted in $1,850,609 of net realized gain primarily driven by an exit in one of our portfolio companies.

During the year ended December 31, 2023, the Fund had principal repayments and sales which resulted in $3,392,982 of net realized loss primarily driven by an exit in one of our portfolio companies.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2024, the Fund had $12,171,818 in net change in unrealized appreciation on $1,630,349,305 of investments in 208 portfolio companies. Net change in unrealized appreciation for the year ended December 31, 2024, resulted from an increase in improved market conditions, and improved fundamental performance of the portfolio companies.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2024 and December 31, 2023, the net increase in net assets resulting from operations was $67,266,987 and $49,296,699, respectively. Based on the weighted average shares outstanding for the years ended December 31, 2024 and December 31, 2023, the Fund’s per share net increase (decrease) in net assets resulting from operations was $1.13 and $0.94, respectively.

Cash Flows

For the year ended December 31, 2024, cash decreased by $20,493,074. During the same period, the Fund used $247,719,472 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2024, the Fund generated $227,226,398 from financing activities, primarily from borrowing on Credit Facilities and issuance of Shares.

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

For the year ended December 31, 2024 and December 31, 2023, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2024, and December 31, 2023, the Fund had $52,178,854 and $72,671,928 in cash and cash equivalents on hand, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of December 31, 2024, taken together with the Fund’s uncalled Capital Committments of $184,721,292 and $87,750,000 of the total available under the Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of December 31, 2024, the Fund has unfunded commitments to fund future investments in the amount of $273,299,791, and contractual obligations in the form of Credit Facilities of $502,250,000, Notes of $544,145,969 and Secured Borrowings of $2,845,117.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. The total Capital Commitments of investors in the Fund as of December 31, 2024 is $720,877,746. Inception to December 31, 2024, the Fund received Capital Contributions to the Fund from investors in the Fund as of December 31, 2024 is $536,156,454. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

As part of the General Tender Program, the Fund repurchased, 3,290,040 and 2,525,963 shares for $31,120,345 and $23,403,769 for the years ended December 31, 2024 and December 31, 2023, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board.

Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution. For the years ended December 31, 2024 and December 31, 2023, the Fund distributed to stockholders $53,059,145 and $40,306,698, respectively.

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

As part of the DRIP, the Fund distributed to stockholders who opted into the DRIP 3,018,996 and 2,319,546 Shares for $28,553,580 and $21,460,697, for the years ended December 31, 2024 and December 31, 2023, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

The following is a summary of the Fund’s equity activity for the years ended December 31, 2024 and December 31, 2023.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Capital Commitments and Commitments Reductions	$94,282,995	$97,487,977
Capital Commitments rescinded due to participation in General Tender Program	$21,997,165	$21,668,287
Dividend reinvestments	$28,553,580	$21,460,697
Shares issued to investors under DRIP	3,018,996	2,319,546
Value of capital drawdown notices	$91,204,663	$40,254,162
Shares issued to investors under capital drawdown notices	9,609,300	4,343,036
Value of Shares purchased in General Tender Program	$31,120,345	$23,403,769
Shares purchased in General Tender Offer	3,290,040	2,525,963

Revolving Credit Facilities

2021 HSBC Credit Facility

On July 8, 2021 the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of December 31, 2024, the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility was $40,000,000.

As of December 31, 2024, the Fund had $10,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2023, the Fund had the Fund had $8,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II entered into the Synovus Credit Facility. with Synovus Bank, Specialty Finance Division, as facility agent, and U.S. Bank, National Association, as collateral, collateral custodian and securities intermediary. As of December 31, 2024, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000.

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of December 31, 2024, the Fund had $188,250,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2023, the Fund had $198,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On April 21, 2023, ABPCIC Funding IV entered into the Natixis Credit Facility with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral and collateral administrator. The Natixis Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $175,000,000, and the total Class A-T commitment as of the closing date is $25,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. As of December 31, 2024, advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate plus a spread of 2.25%. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on April 21, 2025.

As of December 31, 2024, the Fund had $200,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2023, the Fund had $105,500,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V entered into the MUFG Credit Facility. In connection with the MUFG Credit Facility, ABPCIC Funding V, entered into, among other agreements, (i) the MUFG Credit Agreement, (ii) the account control agreement, among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (iii) the collateral management agreement, between ABPCIC Funding V and the MUFG Collateral Manager, (iv) the collateral administration agreement, among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer. The MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000.

As of December 31, 2024, the Fund had $104,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $2,845,117 and $2,325,617 as of December 31, 2024 and December 31, 2023, respectively.

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

The CLO VI Notes that remain outstanding as of December 31, 2024 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.305% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.25% per annum; (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.10% per annum; (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.15% per annum. The CLO VI Notes are scheduled to mature on April 27, 2034.

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the "CLO XIII Notes") that remain outstanding as of December 31, 2024 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 2.60% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 3.65% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.55% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 6.90% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on April 27, 2035.

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

As of December 31, 2024, and December 31, 2023, the Fund had total senior securities of $1,050,938,941 and $860,575,617, respectively, consisting of borrowings under the Revolving Credit Facilities, Secured Borrowings and Notes, and had asset coverage ratios of 158% and 159%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

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

The Fund may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Fund on an ongoing basis. These fees and any other income are recognized as earned. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized up-front loan origination fees and unamortized discounts are recorded as interest income.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2024 were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(48,560,007)	$(30,270,000)	$(18,290,007)
Down 200 basis points	$(32,435,194)	$(20,180,000)	$(12,255,194)
Down 100 basis points	$(16,217,597)	$(10,090,000)	$(6,127,597)
Down 25 basis points	$(4,054,399)	$(2,522,500)	$(1,531,899)
Up 100 basis points	$16,217,597	$10,190,000	$6,027,597
Up 200 basis points	$32,435,194	$20,380,000	$12,055,194
Up 300 basis points	$48,652,790	$30,570,000	$18,082,790

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

Management’s report on internal control over financial reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Fund’s Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2024.

Changes in internal controls over financial reporting

There have been no changes in the Fund’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the Fund’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Board Meetings and Attendance

During 2024, including both regularly scheduled and special meetings, the Board met a total of four times, the Audit Committee met a total of four times and the Nominating and Corporate Governance Committee met a total of two times. During 2024, none of the Fund’s Directors attended fewer than 75% of the meetings of the Board. Additionally, in 2024, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All directors are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each director to make a diligent effort to attend all Board and committee meetings. The Fund does not have a formal policy regarding director attendance at an annual meeting of stockholders. Two of the Fund’s directors attended the 2024 annual meeting of stockholders via video webcast.

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

Name	Age	Class	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	57	Class I	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2026
Matthew Bass	46	Class II	Interested Director	2016	2027
Independent Directors
Terry Sebastian	57	Class I	Director	2016	2026
John G. Jordan	54	Class II	Director	2016	2027
Richard S. Pontin	71	Class III	Director	2016	2025

The address for each of the Fund’s directors is c/o AB Private Credit Investors Corporation, 405 Colorado Street, Suite 1500, Austin, Texas 78701.

Executive Officers Who Are Not Directors

Name	Age	Executive Officer Since	Position
Jennifer Friedland	49	2021	Chief Compliance Officer
Wesley Raper	45	2016	Chief Financial Officer

Biographical Information

Directors

The Fund’s directors have been divided into two groups – interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

J. Brent Humphries, our President and the Chairman of our Board, is also the President of the Adviser, which is responsible for all investment decisions for the Fund. He has also served as President and Chief Executive Officer of AB Private Lending Fund since 2024. Brent Humphries joined AB in 2014 as a founding member and President of the Adviser, where he has primary responsibility for overseeing all aspects of the business, including chairing the investment committee, fundraising, investor relations, investment originations, structuring and underwriting, as well as ongoing portfolio management and compliance. He previously held the same position with Barclays Private Credit Partners LLC. Prior to joining Barclays, Humphries served as group head, generalist financial sponsor coverage for the Goldman Sachs Specialty Lending Group, and later led its structured private equity initiative. Before that, he served as a partner and managing director of the Texas Growth Fund and TGF Management Corp., a middle-market private equity fund and investment advisor, respectively. Humphries previously worked in leveraged finance with NationsBank and J.P. Morgan, and as a financial analyst with Exxon. He holds a B.B.A. in finance with an emphasis in accounting from the University of Oklahoma and an M.B.A. from the Harvard Business School. We believe that Mr. Humphries’ experience in middle market corporate credit is a significant competitive advantage for the Fund.

Matthew Bass is Head of Private Alternatives and a member of AB’s Operating Committee, and he has served as a trustee of AB CarVal Credit Opportunities Fund since 2023 and as a trustee of AB Private Lending Fund since 2024. As head of AB’s Private Alternatives strategic business unit, he is responsible for the leadership and strategic growth of the business, which includes all of AB’s private market investment strategies. Previously, Bass held various roles in the firm’s Alternatives business (including as head of Alternatives and Multi-Asset Business Development, and COO), where he was responsible for business strategy, sourcing of new investment teams, product development and capital raising. Prior to joining the firm in 2010, Bass was a program director at the United States Department of the Treasury, responsible for the design and implementation of various real estate and real estate capital-markets programs pursuant to the Troubled Asset Relief Program. Before that, he was a vice president at The Blackstone Group’s GSO Capital Partners unit. Bass began his career in the Financial Institutions Investment Banking Group at UBS. He holds a B.S. in Finance from Lehigh University. Mr. Bass was selected as an Interested Director because of his prior leadership experience, significant investment knowledge and financial expertise.

Independent Directors

John G. Jordan has served as a trustee of AB CarVal Credit Opportunities Fund since 2023, and as a trustee of AB Private Lending Fund since 2024. Mr. Jordan is President and a member of the Board of Directors of All Tune and Lube Holding, LLC, an automative services franchisor. He is an Advisory Board Member of LBJ Family Partnership, a position he has held since 2021 and since 2018 a managing member of various closely held real estate and operating businesses. He has also been a member of the Finance Committee of Texas Tribune, Inc. since 2019. He was Chief Financial Officer of woombikes USA, LLC from 2019 to 2021 and an Advisory Board Member of LBJ Family Wealth Advisors from 2015 through 2021. From 2000 to 2015 he was President and a member of the Board of Directors of BusinesSuites, LP, which he grew into one of the largest regional coworking operators in North America. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010 through 2015, and as a member of the Board of Directors of various non-profit entities. Prior to 2000, he held positions in finance and business development in financial services and technology firms. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000 to 2006. Mr. Jordan was selected as one of our Independent Directors because of his prior board experience and financial expertise.

Richard S. Pontin has served as a trustee of AB CarVal Credit Opportunities Fund since 2023 and as a trustee of AB Private

Lending Fund since 2024. From 2007 to 2017, he served as a member of the Board of Directors and audit committee of Tangoe, a leading provider of information Technology and telecom asset and financial management services for global enterprises,. He previously served as Executive Chairman of Tangoe from 2007 to 2009 and as Chief Executive Officer and a member of the Board of Directors of its predecessor company, TRAQ Wireless, from 2004 to 2007. Mr. Pontin was a member of the Board of Directors and the Compensation Committee of PlumChoice Inc. from 2010 to 2018. Since 2002 Mr. Pontin has also been an advisor to private equity and venture capital companies and entrepreneurs. He has advised several firms, focusing on corporate strategy, business planning, competitive analysis, M&A due diligence, KPI/metric implementation, product planning, and interim Chief Executive Officer Management. Mr. Pontin was an Executive Partner at Teakwood Capital from 2011 to 2015. Between 2002 and 2011 Mr. Pontin served as the Chief Executive Officer of each of Airclic, Inc., Airband Communications, and Ionex Telecom. Prior to 2002, he served as President and Chief Operating Officer of Broadwing Communications and President and Chief Operating Officer of Cincinnati Bell, Inc., and held various positions at Nextel Communications, Bell South, MCI Communications, AT&T and Marion Laboratories. Mr. Pontin holds a B.S. in Biological Science and an M.B.A. from Drexel University, and is a member of the National Association of Corporate Directors, where he was recognized as the 2015 Governance Fellow for Excellence in Board Management and Governance. Mr. Pontin has been an Independent Director of AB Private Credit Investors Corporation since 2016 and was selected as one of our Independent Directors because of his financial expertise and his significant leadership, corporate governance, management and advisory experience.

Terry Sebastian has served as a trustee of AB CarVal Credit Opportunities Fund since 2023 and as a trustee of AB Private Lending Fund since 2024. Mr. Sebastian is an Operating Partner with Lake Pacific Partners, a private equity investment firm based in Chicago, IL focused on investments in the food sector where he has been involved since 2000. At Lake Pacific, he has also served as a member of the investment committee, a board member or a senior executive in several portfolio companies including Innovative Freeze Dried Foods in 2019 to Present, Cal Pacific Specialty Foods from 2009 to 2017, Maxi Holdings from 2002 to 2011, Gladson from 2005 to 2011 and Teepak Holdings from 2001 to 2008. Since 2019, he has served as Chairman of Innovative Freeze Dried Foods. Beginning in January 2024, he has served as Chief Executive Officer of the Savannah Food Company. Prior to Lake Pacific,

Mr. Sebastian was a senior vice president at Natural Nutrition Group from 1996 to 1999 and an executive at McCain Foods from 1993 to 1994. He began his career as a management consultant at Booz, Allen & Hamilton. Sebastian holds an M.B.A. from the Harvard Business School and a B.B.A. with High Honors from the University of Texas at Austin. From 2009 to 2011, he was an instructor at the Lundquist College of Business at the Unviersity of Oregon. Mr. Sebastian was selected as one of the Fund's Independent Directors because of his prior board and management experience.

Executive Officers Who Are Not Directors

Jennifer Friedland, our Chief Compliance Officer, joined AB in 2020. Since 2020, Ms. Friedland has served as Vice President and Director of Subadvisory Fund Compliance for sub-advised funds of AB. Ms. Friedland has also served as the Fund’s Chief Compliance Officer of AB Private Investors Corporation since 2021 and prior to serving as Chief Compliance Officer, served as the AB Private Credit Investors Corporation's Deputy Chief Compliance Officer, since 2020. Beginning in 2023, Ms. Friedland also serves as the Chief Compliance Officer of the AllianceBernstein and Sanford C. Bernstein funds. Prior to joining AB, Ms. Friedland served as the Chief Compliance Officer of an SEC-registered investment adviser. Ms. Friedland received her J.D. from Southwestern Law School. She received her B.S. from the University of North Carolina – Charlotte.

Wesley Raper, our Chief Financial Officer, has also been the Chief Financial Officer of AB private Lending Fund since 2024. Mr. Raper joined AB in 2014 as founding member and Chief Operating Officer of the Adviser, where he is involved in strategy and planning, operations, financing, accounting, portfolio analyses, cash management and compliance. He previously held the same role at Barclays Private Credit Partners LLC from 2008 to 2014. Mr. Raper was a vice president in the Information Technology Group at Barclays LLC from 2000 to 2008. He holds an MEng from the University of Bristol and an M.S. in Finance from the Zicklin School of Business at Baruch College.

Code of Ethics

The Fund and the Adviser each have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by the Fund’s personnel. The code of ethics applies to, among others, the Fund’s senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Fund. The Fund’s codes of ethics generally do not permit investments by its employees in securities that may be purchased or held by the Fund. Persons subject to this code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. A copy of the Fund’s code of ethics is available to the Fund’s stockholders on the Fund’s website: https://www.alliancebernstein.com/content/dam/corporate/corporate-pdfs/code-of-ethics.pdf.

Insider Trading Policy

The Fund has adopted an insider trading policy applicable to the Fund’s and the Advisors’ directors and officers and employees, which is included within the Fund’s code of ethics which is filed as an exhibit to this Annual Report on Form 10-K.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by the Board. A copy of the Nominating and Corporate Governance Committee’s charter is available to stockholders on the Fund’s website. The members of the

Nominating and Corporate Governance Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director. Mr. Jordan serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations and industry best practices. The Fund’s Nominating and Corporate Governance Committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of the Fund’s bylaws. The Fund expects that the 2025 annual meeting of stockholders will be held in September 2025, but the exact date, time and location of such meeting have yet to be determined. A stockholder who intends to present a proposal at that annual meeting, including nomination of a director, must submit the proposal in writing to the Secretary of the Fund, 501 Commerce Street, Nashville, Tennessee 37203, Attention: Secretary. Notices of intention to present proposals, including nomination of a director, at the 2025 annual meeting must be received by the Fund not earlier than the 150th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting nor later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. However, if the date of the 2025 annual meeting is advanced or delayed by more than 30 days from the anniversary of the 2024 annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. In order for a proposal to be considered for inclusion in the Fund’s proxy statement for the 2025 annual meeting, the Fund must receive the proposal no later than the 120th day prior to the first anniversary of the date of the Fund’s proxy statement for the preceding year’s annual meeting. The submission of a proposal does not guarantee its inclusion in the Fund’s proxy statement or presentation at the meeting unless certain securities law requirements are met. The Fund reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements. The Nominating and Corporate Governance Committee will consider and evaluate nominee candidates properly submitted by stockholders on the same basis as it considers and evaluates candidates recommended by other sources.

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

Communications Between Stockholders and the Board

The Board welcomes communications from the Fund’s stockholders. Stockholders may send communications to the Board or to any particular director to the following address: 501 Commerce Street, Nashville, Tennessee 37203, Attention: Secretary. Stockholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

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

Compensation of Directors

No compensation is expected to be paid to the Fund’s directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. For fiscal year 2024, each independent director received an annual retainer of $91,000. In addition, the Chair of the Fund’s Audit Committee received an annual retainer of $6,500. The Fund has obtained directors’ and officers’ liability insurance on behalf of its directors and officers. Independent directors will have the option of having their directors’ fees paid in Shares issued at a price per share equal to the per share net asset value of the Fund’s common stock.

The table below sets forth the compensation received by each director for the fiscal year ended December 31, 2024 from (i) the Fund and (ii) all of the companies in the Fund Complex. “Fund Complex” is defined to include business development companies and registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or business development companies and registered investment companies advised by the Adviser, or that have an investment adviser that is an affiliated person of any other fund in the fund complex. Therefore, the Fund Complex consists of the Fund, AB CarVal Credit Opportunities Fund and AB Private Lending Fund. The Fund’s directors do not receive any retirement benefits from the Fund or any other member of the Fund Complex.

Name of Director	Fees Earned or Paid in Cash by the Fund ($)	Total Compensation from the Fund ($)	Total Compensation from the Fund Complex ($)
Interested Director
J. Brent Humphries	$—	$—	$—
Matthew Bass	$—	$—	$—
Independent Directors
John G. Jordan	$91,000	$91,000	$202,000
Richard S. Pontin	$97,500	$97,500	$204,000
Terry Sebastian	$91,000	$91,000	$190,000

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

Timing of Grants of Options

The Fund did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31,2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2025, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to the Fund to beneficially own 5.0% or more of the outstanding Shares, and the executive officers and directors as a group.

The percentage ownership is based on Shares outstanding as of March 31, 2025. As of such date, there were no Shares subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Fund’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Shares beneficially owned. The address for each listed individual is c/o AB Private Credit Investors Corporation, 405 Colorado Street, Suite 1500, Austin, Texas 78701.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	0%
Matthew Bass	—	0%
Executive Officer
Wesley Raper	—	0%
Independent Directors
John G. Jordan	22,731.853	*
Richard S Pontin	—	0%
Terry Sebastian	23,834.608	*
All Directors and Executive Officers as a Group	46,566.461	*
Owners of 5% or more of the Fund’s common stock AB Private Credit Investors Corporation		0%

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

Investment Advisory Agreement

The Fund entered into the Advisory Agreement with the Adviser on November 13, 2019, which was amended and restated on March 24, 2022. For the years ended December 31, 2024 and December 31, 2023, the Fund incurred a management fee of $20,213,153 and $16,898,965, respectively, of which $0 and $0 was voluntarily waived by the Adviser, respectively. For the years ended December 31, 2024 and December 31, 2023, the Fund incurred an income-based incentive fee of $13,311,149 and $11,850,031, respectively. For the year ended December 31, 2023, the Fund did not recognize a capital gains incentive fee under GAAP.] The Adviser is responsible for sourcing, reviewing and structuring investment opportunities for the Fund, underwriting and conducting diligence on the Fund’s investments and monitoring the Fund’s investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of the Fund’s investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Fund’s portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause the Fund to make more speculative investments that the Fund would otherwise make in the absence of such fee structure.

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

As of December 31, 2024, the amount of Expense Payments provided by the Adviser since inception was $4,874,139. The following table reflects a summary of payments and reimbursement payments made since inception:

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Fund’s fiscal years ended December 31, 2024 and December 31, 2023:

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees	$409,300	$413,000
Audit Related Fees	1,022,000	1,773,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,431,300	$2,186,000

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2024 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

10.21

Second Amendment to Credit Agreement, dated as of October 17, 2024, among

ABPCIC Funding IV LLC, as borrower, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company,

National Association, as collateral agent and collateral administrator, and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 22, 2024).

10.22

Account Control Agreement, dated as of April 21, 2023, among ABPCIC Funding IV LLC, as debtor, U.S. Bank TrustCompany, National Association, as collateral agent and the secured party and U.S. Bank National Association, assecurities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on April 24, 2023).

10.23

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

10.26

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

10.27

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

10.28

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

10.29

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

10.30

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

10.31

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

10.32

Twelfth Amendment to Revolving Credit Agreement, dated as of June 6, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund,L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P., as borrowers,AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private Equity Solutions 2023 G.P. L.P. and AB-Abbott Private Equity Solutions 2024 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender(incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on June10, 2024).

10.33

Fund Group Facility Sublimit Adjustment Letter, dated as of May 24, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund,L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P.,AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024(Delaware) Fund L.P (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on May 28, 2024).

10.34

Fund Group Facility Sublimit Adjustment Letter, dated as of June 17, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private

Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund,L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P.,AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024(Delaware) Fund L.P (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on June 20, 2024).

10.35

Lender Joinder and Thirteenth Amendment to Revolving Credit Agreement, dated as of August 30, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020(Delaware)Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P.,AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions2024(Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private Equity Solutions 2023 G.P. L.P. and AB-Abbott Private Equity Solutions 2024 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 6, 2024).

10.36

Fourteenth Amendment to Revolving Credit Agreement, dated as of November 15, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P.,AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P.,AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P.L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private Equity Solutions 2023 G.P. L.P. and AB-Abbott Private Equity Solutions 2024 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on November 19, 2024).

10.37

Fund Group Facility Sublimit Adjustment Letter, dated as of December 26, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P.,AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware)Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions2024 (Delaware) Fund L.P. (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (FileNo. 814-01196) filed on December 30, 2024).

10.38

Credit Agreement, dated as of September 19, 2024, among ABPCIC Funding VLLC, as borrower, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on September 25, 2024).

10.39

Account Control Agreement, dated as of September 19, 2024, among ABPCIC Funding V LLC, as debtor, U.S. Bank Trust Company, National Association, as collateral agent and secured party, and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on September 25, 2024).

10.40

Collateral Management Agreement, dated as of September 19, 2024, between ABPCIC Funding V LLC, as borrower,and AB Private Credit Investors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Fund’s.Current Report on Form 8-K (File No. 814-01196) filed on September 25, 2024).

10.41

Collateral Administration Agreement, dated as of September 19, 2024, among ABPCIC Funding V LLC, as borrower,AB Private Credit Investors LLC, as collateral manager, and U.S. Bank Trust Company, National Association, as collateral administrator (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on September 25, 2024).

10.42

Master Loan Sale and Contribution Agreement, dated as of September 19, 2024, by and between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding V LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 25, 2024).

10.43

Amended and Restated Indenture, by and among ABPCI Direct Lending Fund CLO VI Ltd, as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank Trust Company, National Association, as trustee, dated as of

March 5, 2025 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 12, 2025).
10.44

Facility Agreement, dated as of March 21, 2025, among AB Private Credit Investors LLC, as collateral manager, ABPCIC Funding VI LLC, as borrower, each of the lenders from time to time party thereto, NatWest Markets Plc, as lead lender, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as document custodian, and Alter Domus (US) LLC, as loan agent (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 27, 2025).

10.45

Securities Account Control Agreement, dated as of March 21, 2025, among ABPCIC Funding VI LLC, as debtor, AB Private Credit Investors LLC, as collateral manager, NatWest Markets Plc, as lead lender, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 27, 2025).

10.46

Purchase and Sale Agreement, dated as of March 21, 2025, by and between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding VI LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 27, 2025).

10.47

Pledge Agreement, dated as of March 21, 2025, by and between AB Private Credit Investors Corporation, as pledgor, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 27, 2025).

14.1	Code of Ethics of the Fund and AB Private Credit Investors LLC.*
14.2	Code of Business Conduct and Ethics of AllianceBernstein L.P. *
19.1

Insider Trading Policy (Included in the Code of Ethics of the Fund and AB Private Credit Investors LLC and the Code of Business Conduct and Ethics of AllianceBernstein L.P.) (Incorporated by reference to Exhibit 14.1 and Exhibit 14.2 to this Annual Report on Form 10-K).

21.1	Subsidiaries of AB Private Credit Investors Corporation*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*
101.SCHS	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025		AB PRIVATE CREDIT INVESTORS CORPORATION

	By:	/s/ J. Brent Humphries
J. Brent Humphries President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2025	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer and Director

Date: March 31, 2025	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: March 31, 2025	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: March 31, 2025	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 31, 2025	By:	/s/ John G. Jordan
John G. Jordan
Director

Date: March 31, 2025	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AB Private Credit Investors Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AB Private Credit Investors Corporation and its subsidiaries (the “Fund”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian, agent banks, portfolio company investees, and transfer agents; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2025

We have served as the auditor of one or more investment companies in the AllianceBernstein business development companies group since 2016.

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of December 31, 2024	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,634,572,997 and $1,324,506,471, respectively)	$1,629,513,317	$1,307,655,721
Non-controlled affiliated investments (amortized cost of $2,024,756 and $5,034,379)	835,988	3,464,863
Total investments, at fair value (amortized cost of $1,636,597,753 and $1,329,540,850)	1,630,349,305	1,311,120,584
Cash and cash equivalents	52,178,854	72,671,928
Interest receivable	8,578,553	8,445,019
Receivable for investments sold	25,770	47,127
Receivable for fund shares	27,000	18,000
Deferred financing costs	2,835,743	2,461,248
Total assets	1,693,995,225	$1,394,763,906
Liabilities
Notes payable (net of unamortized discount of $353,110 and $390,381, respectively, and debt issuance costs of $2,250,921 and $3,681,044, respectively)	$544,145,969	$542,678,575
Credit facility payable	502,250,000	311,500,000
Interest and borrowing expenses payable	11,991,564	12,779,336
Payable for fund shares repurchased	7,838,223	4,930,240
Distribution payable	6,097,343	5,740,909
Incentive fee payable	3,352,536	3,369,132
Management fees payable	5,451,281	4,479,535
Professional fees payable	574,434	496,289
Administrator and custodian fees payable	765,843	832,176
Payable to Adviser	1,191,952	1,158,276
Accrued expenses and other liabilities	107,033	—
Accrued tax liability	288,433	241,195
Payable for investments purchased	6,568	—
Transfer agent fees payable	37,384	35,381
Secured borrowings	2,845,117	2,325,617
Total liabilities	1,086,943,680	$890,566,661
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 63,702,963 and 54,364,707 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	637,030	543,647
Paid-in capital in excess of par value	612,231,039	524,279,891
Distributable earnings (accumulated loss)	(5,878,938)	(20,678,340)
Total net assets of AB Private Credit Investors Corporation	$606,989,131	$504,145,198
Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$62,414	$52,047
Total net assets	$607,051,545	$504,197,245
Total liabilities and net assets	$1,693,995,225	$1,394,763,906
Net asset value per share of AB Private Credit Investors Corporation	$9.53	$9.27

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Operations

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$165,590,867	$143,183,230	$90,611,073
Payment-in-kind interest	6,745,453	4,764,325	2,277,990
Dividend income	788,841	1,084,626	251,076
From controlled affiliated investments:
Interest income, net of amortization/accretion	—	—	219,123
Total investment income	173,125,161	149,032,181	93,359,262
Expenses:
Interest and borrowing expenses	79,873,478	66,672,590	32,923,711
Management fees	20,213,153	16,898,965	14,216,401
Income-based incentive fee	13,311,149	11,850,031	6,693,257
Professional fees	2,273,397	2,242,058	1,747,189
Administration and custodian fees	1,323,509	1,231,987	935,080
Insurance expenses	461,618	327,680	630,994
Collateral management fees	—	—	588,476
Directors’ fees	244,625	279,500	200,000
Transfer agent fees	140,303	143,797	122,244
Capital gains incentive fee	—	—	(1,283,044)
Other expenses	1,680,331	1,462,061	1,219,394
Total expenses	119,521,563	101,108,669	57,993,702
Reimbursement payments to Adviser (See Note 3: Expense Support and Conditional Reimbursement Agreement)	—	—	259,263
Waived collateral management fees	—	—	(588,476)
Waived management fees	—	—	(283,566)
Net expenses	119,521,563	101,108,669	57,380,923
Net investment income before taxes	53,603,598	47,923,512	35,978,339
Income tax expense, including excise tax	359,038	523,389	1,181,087
Net investment income after tax	53,244,560	47,400,123	34,797,252
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	1,850,609	(3,700,122)	2,272,511
Controlled affiliated investments	—	307,140	3,901,578
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	11,791,070	5,458,755	(29,951,973)
Non-controlled affiliated investments	380,748	8,985	—
Controlled affiliated investments	—	(173,837)	(462,665)
Net realized and change in unrealized gains (losses) on investment transactions	14,022,427	1,900,921	(24,240,549)
Net increase in net assets resulting from operations	67,266,987	$49,301,044	$10,556,703
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$1,734	$4,345	$5,033
Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	67,265,253	$49,296,699	$10,551,670
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.90	$0.91	$0.81
Earnings per share (basic and diluted):	$1.14	$0.94	$0.25
Weighted average shares outstanding:	59,099,675	52,318,840	42,791,547

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	53,244,791	(231)	53,244,560
Net realized gain (loss) on investments	—	—	—	1,850,536	73	1,850,609
Net change in unrealized appreciation (depreciation) on investments	—	—	—	12,169,853	1,965	12,171,818
Capital Transactions:
Issuance of common stock	9,609,300	96,093	91,108,570	—	—	91,204,663
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	8,560	8,560
Issuance of common shares pursuant to distribution reinvestment plan	3,018,996	30,190	28,523,390	—	—	28,553,580
Repurchase of common stock	(3,290,040)	(32,900)	(31,087,445)			(31,120,345)
Distributions to stockholders	—	—	—	(53,059,145)	—	(53,059,145)
Total increase (decrease) for the year ended December 31, 2024	9,338,256	$93,383	$88,544,515	$14,206,035	$10,367	$102,854,300
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	$(593,367)	$593,367
Net assets at December 31, 2024	63,702,963	$637,030	$612,231,039	$(5,878,938)	$62,414	$607,051,545
Distributions declared per share	—	$—	$—	$0.88	$—	$0.88

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	47,401,308	(1,185)	47,400,123
Net realized gain (loss) on investments	—	—	—	(3,392,982)	—	(3,392,982)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	5,288,373	5,530	5,293,903
Capital Transactions:
Issuance of common stock	4,343,036	43,431	40,210,731	—	—	40,254,162
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	13,316	13,316
Issuance of common shares pursuant to distribution reinvestment plan	2,319,546	23,195	21,437,502	—	—	21,460,697
Repurchase of common stock	(2,525,963)	(25,260)	(23,378,509)		—	(23,403,769)
Distributions to stockholders	—	—	—	(40,306,698)	—	(40,306,698)
Total increase (decrease) for the year ended December 31, 2023	4,136,619	41,366	38,269,724	8,990,001	17,661	47,318,752
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	69,229	(69,229)	—	—
Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245
Distributions declared per share	—	$—	$—	$0.77	$—	$0.77

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2021	35,343,949	$353,440	$339,292,017	$6,614,462	$16,761	$346,276,680
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	34,798,058	(806)	34,797,252
Net realized gain (loss) on investments	—	—	—	6,174,089	—	6,174,089
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(30,420,477)	5,839	(30,414,638)
Capital transactions:
Issuance of common stock	14,537,105	145,371	140,375,520	—	—	140,520,891
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	12,592	12,592
Issuance of common shares pursuant to distribution reinvestment plan	2,452,885	24,529	23,016,069	—	—	23,040,598
Repurchase of common stock	(2,105,851)	(21,059)	(19,910,713)	—	—	(19,931,772)
Distributions to stockholders	—	—	—	(43,597,199)	—	(43,597,199)
Total increase (decrease) for the year ended December 31, 2023	14,884,139	148,841	143,480,876	(33,045,529)	17,625	110,601,813
Tax reclassification of stockholders’ equity in accordance with GAAP	—	$—	$3,168,045	$(3,168,045)	$—	$—
Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112.00)	$34,386	$456,878,493.00
Distributions declared per share	—	$—	$—	$0.98	$—	$0.98

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Cash Flows

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$67,266,987	$49,301,044	$10,556,703

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(516,457,752)	(334,930,745)	(451,815,250)
Payment-in-kind interest capitalized	(6,745,453)	(4,764,325)	(2,277,990)
Proceeds from sales of investments and principal repayments	224,637,938	159,068,033	206,568,235
Net realized (gain) loss on investments	(1,850,609)	3,392,982	(6,174,089)
Net change in unrealized (appreciation) depreciation on investments	(12,171,818)	(5,293,903)	30,414,638
Amortization of premium and accretion of discount, net	(6,641,027)	(6,075,530)	(6,651,646)
Amortization of discount, debt issuance and deferred financing costs	3,978,731	3,851,415	4,576,317

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	21,357	6,381,582	(5,490,031)
(Increase) decrease in interest receivable	(133,534)	1,350,002	(6,573,401)
(Increase) decrease in prepaid directors’ fee	—	—	63,025
(Increase) decrease in prepaid expenses	—	226,644	29,890
Increase (decrease) in payable for investments purchased	6,568	(1,990,087)	(7,702,235)
Increase (decrease) in management fees payable	971,746	701,412	1,125,071
Increase (decrease) in payable to Adviser	33,676	(188,934)	(333,200)
Increase (decrease) in administrator and custodian fees payable	(66,333)	106,706	218,599
Increase (decrease) in professional fees payable	78,145	(98,066)	(2,963)
Increase (decrease) in accrued expenses and other liabilities	107,033	—	—
Increase (decrease) in accrued tax liability	47,238	(1,062,723)	1,103,918
Increase (decrease) in incentive fee payable	(16,596)	834,197	(125,397)
Increase (decrease) in transfer agent fees payable	2,003	1,157	11,205
Increase (decrease) in interest and borrowing expenses payable	(787,772)	4,468,198	5,444,294
Net cash provided by (used for) operating activities	(247,719,472)	(124,720,941)	(227,034,307)

Cash flows from financing activities
Issuance of common stock	91,195,663	43,070,188	160,215,403
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	8,560	13,316	12,592
Repurchase of common stock	(28,212,362)	(24,777,778)	(18,363,662)
Distributions paid	(24,149,131)	(22,014,147)	(13,988,446)
Financing costs paid	(2,885,832)	(7,593,036)	(2,802,161)
Borrowings on notes	—	300,000,000	246,318,363
Repayments of notes	—	—	(213,150,000)
Borrowings on credit facility	424,500,000	349,500,000	250,400,000
Repayments of credit facility	(233,750,000)	(486,000,000)	(183,000,000)
Proceeds on secured borrowings	45,680,611	11,215,495	16,181,631
Repayments on secured borrowings	(45,161,111)	(14,807,154)	(20,492,471)
Net cash provided by (used for) financing activities	227,226,398	148,606,884	221,331,249
Net increase (decrease) in cash	(20,493,074)	23,885,943	(5,703,058)
Cash and cash equivalents, beginning of period	72,671,928	48,785,985	54,489,043
Cash and cash equivalents, end of period	$52,178,854	$72,671,928	$48,785,985

Supplemental and non-cash financing activities
Cash paid during the period for interest	$75,056,012	$59,427,187	$22,343,129
Issuance of common shares pursuant to distribution reinvestment plan	$28,553,580	$21,460,697	$23,040,598
State taxes paid	$311,800	$1,586,112	$77,169

See Notes to Consolidated Financial Statements.

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value 268.57%								(1)(2)(3)(4)
US Corporate Debt 255.48%
1st Lien/Senior Secured Debt 255.01%
123.Net, LLC	Digital Infrastructure & Services	Term Loan	8.86% (S + 4.25%)	7/19/2029	4,331,058	4,288,833	4,287,748	(15)
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.57% (S + 4.25%)	7/19/2029	300,894	283,574	282,658	(6)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.71% (S + 5.25%; 0.75% Floor)	12/22/2027	2,160,730	2,121,383	2,128,680	(6)(15)
AAH Topco, LLC	Healthcare	Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	6,354,363	6,284,751	6,259,048	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	6,431,136	6,341,046	6,334,669	(15)
AAH Topco, LLC	Healthcare	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	-	(7,940)	(11,809)	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.85% (S + 5.50%; 0.75% Floor)	5/8/2028	241,364	235,307	241,364	(6)(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	5/8/2028	10,539,872	10,400,939	10,539,872	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	5/8/2028	447,161	442,084	447,161
Admiral Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/8/2028	-	(18,272)	-	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	5,208,864	5,167,185	5,143,753	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	3,255,540	3,229,481	3,214,846	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/31/2027	-	(5,211)	(8,159)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	5,193,120	5,130,384	5,128,206	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/31/2027	-	(38,069)	(25,379)	(6)(7)
Amercare Royal LLC	Services	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	8,384,591	8,300,745	8,342,668	(15)
Amercare Royal LLC	Services	Revolver	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,040,311	1,027,889	1,034,100	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	-	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,335,324	1,321,971	1,328,647	(15)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	346,322	345,024	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	1,260,322	1,082,011	-	(15)(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	949,042	817,051	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	31,879	20,395	10,403	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	2,682,124	2,278,901	-	(16)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	7/21/2027	12,096,740	11,967,066	12,096,740	(15)
AOM Acquisition, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	2/18/2027	5,351,851	5,301,923	5,351,851	(15)
AOM Acquisition, LLC	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	2/18/2027	-	(10,569)	-	(6)(7)
AOM Acquisition, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	2/18/2027	5,871,929	5,759,025	5,871,929	(15)
AppViewX, Inc.	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,625,721	14,625,385	(15)
AppViewX, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	(18,467)	(18,467)	(6)(7)
AppViewX, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	8.82% (S + 4.50%; 0.50% Floor)	7/25/2031	4,018,743	3,978,556	4,018,743	(15)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.50% Floor)	7/25/2031	-	(4,918)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	-	(4,778)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	-	(2,338)	-	(6)(7)
Avalara, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	10/19/2028	10,653,748	10,482,723	10,653,748	(15)

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Avalara, Inc.	Software & Tech Services	Revolver	— (S + 0.25%; 0.75% Floor)	10/19/2028	-	(17,076)	-	(6)(7)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	11/30/2026	14,812,038	14,676,906	14,812,038	(15)
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	-	(4,419)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	3,128,738	3,085,420	3,128,738	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(15,177)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	7,110,768	7,014,439	7,110,768	(15)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	866,384	720,271	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	755,824	636,060	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	606,108	505,154	-	(16)
Bonterra LLC	Software & Tech Services	Term Loan	12.07% (S; 0.75% Floor; 12.07% PIK)	9/8/2027	3,093,998	2,970,467	3,093,998
Bonterra LLC	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 0.75% Floor)	9/8/2027	606,467	597,370	604,951	(15)
Bonterra LLC	Software & Tech Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	15,944,506	15,836,363	15,904,644	(15)
Bonterra LLC	Software & Tech Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	737,121	729,154	734,241	(6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,248,365	2,202,816	2,231,502	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,025,334	1,004,194	1,012,517	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,071,434	2,021,869	2,045,542	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,589,098	1,546,220	1,527,672	(6)(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	4,913,581	4,815,239	4,852,161	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	4,657,658	4,606,224	4,599,437	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,710,054	2,696,971	2,676,178	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	3,809,723	3,767,197	3,762,101	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/31/2027	-	(7,865)	(9,718)	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,425,994	1,426,869	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,164,587	5,137,338	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(6,796)	(10,204)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	9.82% (S + 5.50%; 0.75% Floor)	8/26/2030	316,941	297,925	297,925	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	8/26/2030	-	(15,847)	(31,694)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,688,555	15,688,555	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	614,565	604,966	614,565	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	4,605,374	4,564,477	4,605,374	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	9.74% (S + 5.00%; 0.75% Floor)	6/30/2028	265,016	259,753	265,016	(6)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	7,177,014	7,140,009	7,177,014	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	256,418	253,502	256,418	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,276,941	3,222,695	3,276,941	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	219,561	214,648	219,561	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,449,993	3,389,464	3,449,993	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,478,922	3,427,219	3,478,922	(15)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	10.70% (S + 4.50%; 2.00% Floor)	11/30/2028	4,928,295	4,827,959	4,928,295	(15)
CallTower, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.50%; 2.00% Floor)	11/30/2028	-	(19,581)	-	(6)(7)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.50%; 2.00% Floor)	11/30/2028	-	(12,254)	-	(6)(7)

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 6.25%; 2.00% Floor)	7/2/2029	5,594,313	5,457,149	5,314,597	(15)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 2.00% Floor)	7/2/2029	-	(12,647)	(44,867)	(6)(7)
Cerifi, LLC	Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/31/2028	15,743,686	15,555,834	15,664,967	(15)
Cerifi, LLC	Services	Revolver	10.20% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,096,847	1,102,253
Choice Health at Home, LLC	Healthcare	Term Loan	9.53% (S + 5.00%; 1.00% Floor)	6/30/2028	2,253,235	2,236,185	2,253,235	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	9.53% (S + 5.00%; 1.00% Floor)	6/30/2028	831,615	804,005	831,615	(6)(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	13.20% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	8,887,235	8,697,441	8,776,144	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(26,337)	(15,519)	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	9.24% (S + 5.00%; 0.75% Floor)	8/7/2031	7,385,189	7,335,251	7,385,189	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/7/2031	-	(14,238)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	9.31% (S + 5.00%; 0.75% Floor)	8/7/2031	615,432	605,469	615,432	(6)
Colo Holdings LLC	Digital Infrastructure & Services	Term Loan	20.50% (20.50% PIK)	3/27/2026	673,703	643,498	673,703
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	1,437,277	1,398,699	1,437,277	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	2,100,748	2,082,597	2,090,244	(15)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	5,181,582	5,131,222	5,155,674	(15)
Community Based Care Acquisition, Inc.	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	-	(7,995)	(4,319)	(6)(7)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	2,885,620	2,852,208	2,878,406	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	10.43% (S + 5.75%; 1.00% Floor)	10/21/2027	7,788,237	7,732,587	7,067,825	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.43% (S + 5.75%; 1.00% Floor)	10/21/2027	3,720,298	3,692,802	3,376,170	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	11.27% (S + 5.75%; 1.00% Floor)	10/21/2027	1,203,100	1,193,812	1,085,956	(6)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	9.83% (S + 5.25%; 0.75% Floor)	2/27/2030	10,564,735	10,346,239	10,564,735	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	2/27/2030	-	(8,842)	-	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	2/27/2029	-	(12,677)	-	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	11.10% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,325,709	13,625,952	(15)
Crewline Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.75%; 1.00% Floor)	11/8/2030	-	(28,692)	-	(6)(7)
Datacor, Inc.	Software & Tech Services	Term Loan	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	17,780,468	17,638,938	17,780,468	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	-	(33,217)	-	(6)(7)
Datacor, Inc.	Software & Tech Services	Revolver	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	307,778	289,813	307,778	(6)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor)	5/22/2029	-	(12,421)	(12,601)	(6)(7)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	10.82% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,286,917	7,298,306	(15)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	1/30/2026	2,387,413	1,511,867	573,457	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	— (S; 1.00% Floor)	1/30/2026	371,224	227,042	89,190	(5)(6)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	470,345	120,253	112,977	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	251,307	165,594	60,364	(5)(16)
DeLorean Purchaser, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/16/2031	16,065,460	15,824,478	15,824,478
DeLorean Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(36,147)	(36,147)	(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	8.95% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,801,546	9,849,936	(15)
Dispatchtrack, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/17/2026	-	(1,307)	-	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Term Loan	10.78% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,363,671	6,261,044	6,284,125	(15)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.87%; 1.00% Floor)	2/6/2030	-	(15,896)	(12,416)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Revolver	10.79% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	373,506	365,571	365,733	(6)
Duetto Research, Inc	Software & Tech Services	Term Loan	11.11% (S + 1.00%; 0.75% Floor; 5.75% PIK)	6/26/2030	14,551,882	14,240,952	14,479,123	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(12,610)	-	(6)(7)
Duetto Research, Inc	Software & Tech Services	Revolver	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(11,547)	(5,044)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	5,037,003	4,961,672	5,037,003	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(3,833)	-	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	6,717,969	6,651,907	6,717,969	(15)
EET Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(12,184)	-	(6)(7)
Engage2Excel, Inc.	Services	Term Loan	10.74% (S + 6.50%; 1.00% Floor)	7/2/2029	7,483,992	7,382,196	7,409,152	(15)
Engage2Excel, Inc.	Services	Revolver	11.74% (S + 6.50%; 1.00% Floor)	7/2/2029	429,982	420,768	423,840	(6)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	9.85% (S + 5.50%; 0.75% Floor)	12/24/2029	8,754,097	8,639,824	8,754,097	(15)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	9.85% (S + 5.50%; 0.75% Floor)	12/24/2029	19,991	11,614	19,991	(6)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	12/24/2029	-	(2,756)	-	(6)(7)

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	2,776,950	2,763,225	2,776,950	(15)
Exterro, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	-	(15,817)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	5,748,294	5,725,103	5,748,294	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	6,237,900	6,195,843	6,237,900	(15)
Faithlife, LLC	Software & Tech Services	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	9/18/2025	300,290	299,412	300,290	(15)
Faithlife, LLC	Software & Tech Services	Delayed Draw Term Loan	9.95% (S + 5.50%; 1.00% Floor)	9/18/2025	699,247	697,212	699,247	(15)
Faithlife, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	9/18/2025	-	(807)	-	(6)(7)
FH MD Buyer, Inc	Healthcare	Term Loan	9.47% (S + 5.00%; 0.75% Floor)	7/24/2028	5,354,717	5,324,287	5,327,943	(15)
Firebird Midco, Inc	Software & Tech Services	Term Loan	9.37% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,674,464	6,672,401	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	7/18/2030	-	(14,233)	(15,356)	(6)(7)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.72% (S + 4.25%; 0.75% Floor)	12/17/2026	13,475,267	13,356,522	13,003,633	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.72% (S + 4.25%; 0.75% Floor)	12/17/2026	411,517	411,517	397,114	(15)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	9,560,706	9,494,530	9,560,706	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	2,079,375	2,070,060	2,079,375	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	— (S + 5.25%; 0.75% Floor)	10/29/2029	-	(6,118)	-	(6)(7)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	771,426	764,549	771,426	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	3,117,603	3,088,477	3,117,603	(15)
Fullsteam Operations, LLC	Software & Tech Services	Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,234,589	7,423,938	(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	2,336,204	2,277,425	2,336,204	(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	1,038,313	1,011,102	1,033,121	(15)
Fullsteam Operations, LLC	Software & Tech Services	Revolver	— (S + 8.25%; 1.00% Floor)	11/27/2029	-	(10,241)	-	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	11.64% (S + 7.00%; 1.00% Floor)	11/27/2029	389,776	360,302	368,759	(6)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	11.66% (S + 7.00%; 1.00% Floor)	11/27/2029	297,414	288,762	292,160	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(20,932)	(13,955)	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(2,325)	(1,550)	(6)(7)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	9/14/2029	16,557,160	16,303,082	16,101,838	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2027	-	(17,007)	(37,928)	(6)(7)
G Treasury SS LLC	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/29/2029	3,658,885	3,615,478	3,658,885	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/29/2029	1,916,113	1,892,069	1,916,113	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	6/29/2029	-	(8,646)	-	(6)(7)
G Treasury SS LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/29/2029	-	(13,823)	-	(6)(7)
Galway Borrower LLC	Financials	Revolver	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	37,147	33,310	34,926	(6)
Galway Borrower LLC	Financials	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	3,781,612	3,781,612	3,762,704	(15)
Galway Borrower LLC	Financials	Delayed Draw Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	24,809	24,809	24,809	(6)
GH Parent Holdings Inc.	Services	Delayed Draw Term Loan	9.70% (S + 5.25%; 1.00% Floor)	5/4/2027	2,348,521	2,311,968	2,302,497	(6)(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	2,017,335	1,998,269	2,012,292	(15)
GHA Buyer, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/24/2026	-	(4,817)	(2,378)	(6)(7)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	576,805	568,129	575,363	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	5,520,263	5,493,756	5,506,463	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	4,780,259	4,755,549	4,768,308	(15)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	836,545	831,003	834,454	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	749,009	745,046	747,137	(15)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	14,507,975	14,282,957	14,507,975	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(9,357)	-	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	12,376,845	12,269,197	12,376,845	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(10,236)	-	(6)(7)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	2,549,573	2,449,671	2,549,573	(6)(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	5,331,605	5,263,219	5,331,605	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	6,702,083	6,617,273	6,702,083	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	14.35% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	3,878,271	3,841,219	3,761,923	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	14.35% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	16,666,767	1,596,525	1,616,675	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/25/2028	9,934,861	9,903,968	9,910,024	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/25/2028	-	(3,576)	(1,752)	(6)(7)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/25/2028	71,431	70,773	71,431	(6)
Heartland PPC Buyer LLC	Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/12/2029	5,609,373	5,513,961	5,553,280	(15)
Heartland PPC Buyer LLC	Services	Revolver	9.64% (S + 5.25%; 0.75% Floor)	12/12/2029	124,338	105,574	113,035	(6)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	9.66% (S + 5.25%; 0.75% Floor)	12/12/2029	1,167,183	1,149,191	1,162,480	(6)(15)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	8.86% (S + 4.50%; 1.00% Floor)	11/24/2028	11,155,340	11,155,340	11,071,675	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	11.33% (S + 6.75%; 1.00% Floor)	5/3/2029	12,804,901	12,550,842	12,676,852	(15)
HireVue, Inc.	Software & Tech Services	Revolver	11.29% (S + 6.75%; 1.00% Floor)	5/3/2029	1,046,497	1,016,358	1,030,036	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,425,267	2,362,834	2,425,267	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	(18,194)	-	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,563,996	2,539,676	2,563,996	(15)

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	1,621,444	1,606,038	1,621,444	(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	12.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	35,131	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,409,525	2,380,923	2,409,525	(15)
Iodine Software, LLC	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	5,174,260	5,132,194	5,174,260	(15)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	7,795,073	7,725,418	7,795,073	(15)
Iodine Software, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	(8,832)	-	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	-	(10,487)	(10,917)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	10/4/2030	-	(61,163)	(63,679)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	10/4/2030	10,212,907	10,065,743	10,059,713	(15)
JS Parent, Inc.	Software & Tech Services	Term Loan	9.58% (S + 5.00%; 0.75% Floor)	4/24/2031	5,446,012	5,420,697	5,446,012	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/24/2031	-	(2,386)	-	(6)(7)
Kalkomey Borrower, LLC	Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	6/18/2031	9,131,796	8,995,383	9,040,478	(15)
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(12,706)	(4,578)	(6)(7)
Kalkomey Borrower, LLC	Services	Revolver	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(20,335)	(14,647)	(6)(7)
Kaseya Inc.	Software & Tech Services	Delayed Draw Term Loan	10.08% (S + 5.50%; 0.75% Floor)	6/25/2029	163,600	157,007	163,600	(6)
Kaseya Inc.	Software & Tech Services	Revolver	9.82% (S + 5.50%; 0.75% Floor)	6/25/2029	160,904	157,810	160,904	(6)
Kaseya Inc.	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	6/25/2029	10,678,513	10,576,768	10,678,513	(15)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	8.95% (S + 4.50%; 1.00% Floor)	11/17/2027	7,239,149	7,168,042	7,239,149	(15)
Labvantage Solutions Inc.	Software & Tech Services	Revolver	9.58% (S + 5.25%; 1.00% Floor)	12/23/2030	570,941	543,178	548,103	(6)(8)
Labvantage Systems Limited	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	12/23/2030	19,818,444	19,457,015	19,521,168	(8)(15)
LivTech Purchaser, Inc.	Software & Tech Services	Term Loan	9.01% (S + 4.50%; 0.75% Floor)	11/24/2031	6,997,646	6,928,731	6,927,669	(15)
LivTech Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(39,378)	(39,986)	(6)(7)
LivTech Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(19,689)	(19,993)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Term Loan	11.13% (S + 6.00%; 1.00% Floor)	1/21/2030	12,465,274	12,190,384	12,247,132	(15)
Lotus HPI Buyer, Inc	Healthcare	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	1/21/2030	-	(39,802)	(18,839)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Revolver	— (S + 6.00%; 1.00% Floor)	1/21/2030	-	(39,754)	(32,969)	(6)(7)
Magaya Corporation	Software & Tech Services	Term Loan	9.10% (S + 4.75%; 0.75% Floor)	7/26/2030	3,685,561	3,648,705	3,648,705	(15)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	7/26/2030	-	(12,286)	(12,286)	(6)(7)
Magaya Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	7/26/2030	-	(9,214)	(9,214)	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Term Loan	9.49% (S + 5.25%; 1.00% Floor)	9/7/2029	6,632,548	6,598,556	6,632,548	(15)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(3,052)	-	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(5,272)	-	(6)(7)
Mavenlink, Inc.	Software & Tech Services	Term Loan	11.17% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	16,261,632	16,055,840	15,814,438	(15)
Mavenlink, Inc.	Software & Tech Services	Revolver	11.03% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	1,542,779	1,525,976	1,490,508	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.24% (S + 5.75%; 1.00% Floor)	4/16/2027	116,900	109,303	116,900	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.34% (S + 6.50%; 1.00% Floor)	4/16/2027	779,254	764,411	779,254	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.09% (S + 6.25%; 1.00% Floor)	4/16/2027	828,925	812,589	828,925	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.59% (S + 5.75%; 1.00% Floor)	4/16/2027	10,152,792	10,071,055	10,152,792	(15)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.85% (S + 4.50%; 1.00% Floor)	12/23/2026	13,592,035	13,495,277	13,592,035	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/23/2026	-	(9,214)	-	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.85% (S + 4.50%; 1.00% Floor)	12/23/2026	861,764	854,182	861,764	(15)

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	3,734,805	3,697,916	3,688,120	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	1,542,523	1,517,318	1,523,242	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	10.42% (S + 6.00%; 0.75% Floor)	9/30/2026	202,506	200,245	198,551	(6)
MedMark Services, Inc.	Healthcare	Term Loan	9.59% (S + 5.00%; 1.00% Floor)	6/11/2027	4,626,021	4,608,033	4,394,720	(15)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	9.59% (S + 5.00%; 1.00% Floor)	6/11/2027	3,833,138	3,816,060	3,641,481	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	9.45% (S + 5.00%; 1.00% Floor)	10/22/2026	7,734,297	7,674,616	7,618,282	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	— (S + 5.00%; 1.00% Floor)	10/22/2026	-	(3,751)	(10,206)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	9.45% (S + 5.00%; 1.00% Floor)	10/22/2026	1,313,422	1,281,226	1,270,749	(6)(15)
Mist Holding Co.	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,787,769	4,787,769	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(13,572)	(13,572)	(6)(7)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(5,979)	(5,979)	(6)(7)
Mist Holding Co.	Software & Tech Services	Revolver	9.58% (S + 5.25%; 0.75% Floor)	12/23/2030	301,599	289,535	289,535	(6)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	2,008,542	1,974,434	2,003,521	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	7,865,274	7,788,693	7,845,611	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(4,785)	(1,382)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/21/2031	-	(13,145)	(13,345)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	4/21/2031	16,255,086	16,122,215	16,133,173	(15)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	570,259	568,368	565,982	(15)
Mr. Greens Intermediate, LLC	Services	Term Loan	10.74% (S + 6.25%; 1.00% Floor)	5/1/2029	6,217,720	6,068,217	6,217,720	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	(57,664)	-	(6)(7)
Mr. Greens Intermediate, LLC	Services	Revolver	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	(23,067)	-	(6)(7)
MSM Acquisitions, Inc.	Services	Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	8,252,621	8,201,710	7,324,202	(15)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	3,019,684	2,997,057	2,679,969	(15)
MSM Acquisitions, Inc.	Services	Revolver	10.65% (S + 6.00%; 1.00% Floor)	12/9/2026	1,252,619	1,217,829	1,111,700
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	370,113	368,458	328,475	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	8,731,371	8,576,853	8,709,542	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(20,771)	(3,030)	(6)(7)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	7,712,495	7,647,473	7,693,214	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	4/9/2029	602,453	595,806	600,946	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	421,175	400,293	416,637	(6)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	3/21/2028	6,468,735	6,389,564	6,468,735	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor)	3/21/2028	-	(6,437)	-	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	9/10/2030	12,575,067	12,386,441	12,386,441	(15)
Nasuni Corporation	Software & Tech Services	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	-	(39,297)	(39,297)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,069,759	1,057,546	1,061,736	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/17/2027	-	(11,155)	-	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	4,113,331	4,073,803	4,082,481	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,771,920	1,760,545	1,758,630	(15)
Navigate360, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/17/2027	-	(5,526)	(4,532)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	2,220,366	2,195,673	2,203,713	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	9.60% (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	11,303,415	11,195,839	11,218,640	(15)
NC Topco, LLC	Software & Tech Services	Revolver	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	-	(12,314)	(9,690)	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	8/29/2031	-	(15,390)	(24,224)	(6)(7)
Netwrix Corporation	Software & Tech Services	Term Loan	9.26% (S + 4.75%; 0.75% Floor)	6/11/2029	12,422,736	12,407,060	12,422,736	(15)
Netwrix Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	6/11/2029	-	(1,627)	-	(6)(7)
Netwrix Corporation	Software & Tech Services	Delayed Draw Term Loan	9.26% (S + 4.75%; 0.75% Floor)	6/11/2029	29,619	17,380	29,619	(6)
Netwrix Corporation	Software & Tech Services	Term Loan	9.26% (S + 4.75%; 0.75% Floor)	6/11/2029	205,271	205,271	205,271	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Next Holdco, LLC	Software & Tech Services	Term Loan	10.27% (S + 5.75%; 0.75% Floor)	11/12/2030	9,215,474	9,093,168	9,215,474	(15)
Next Holdco, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 0.75% Floor)	11/9/2029	-	(10,883)	-	(6)(7)
Next Holdco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.75%; 0.75% Floor)	11/12/2030	-	(14,976)	-	(6)(7)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	6,979,740	6,885,544	6,979,740	(15)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	1,205,819	1,188,817	1,205,819	(15)
OPOC Acquisition, LLC	Healthcare	Revolver	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	60,598	51,509	51,509	(6)
OPOC Acquisition, LLC	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(11,363)	(11,363)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	6,544,665	6,446,618	6,446,495	(15)
Pace Health Companies, LLC	Healthcare	Term Loan	9.72% (S + 5.25%; 1.00% Floor)	8/3/2026	5,034,634	5,027,374	5,034,634	(15)
Pace Health Companies, LLC	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	8/3/2026	-	(638)	-	(6)(7)
Pace Health Companies, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	8/3/2026	1,369,203	1,362,013	1,369,203	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	8/3/2026	193,169	187,768	193,169	(6)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	2/3/2031	9,268,297	9,195,466	9,221,956	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	2/3/2031	-	(8,224)	(4,718)	(6)(7)
PDI TA Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	9.99% (S + 5.50%; 0.75% Floor)	2/3/2031	1,204,647	1,195,250	1,204,647	(6)
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	12.07% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,135,814	7,281,745	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	— (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	-	(17,351)	-	(6)(7)
Penn TRGRP Holdings LLC	Software & Tech Services	Delayed Draw Term Loan	12.07% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	111,653	111,653	111,653	(6)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	5,810,088	5,777,093	5,795,563	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	492,171	487,666	490,941	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	1,231,606	1,218,289	1,228,527	(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	6/21/2030	20,533,885	20,225,876	20,174,542	(15)
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	6/21/2030	-	(47,550)	(69,346)	(6)(7)
Pieper Memorial, LLC	Healthcare	Term Loan	10.63% (S + 6.00%; 1.00% Floor)	11/2/2027	2,051,589	2,022,592	2,051,589	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	10.63% (S + 6.00%; 1.00% Floor)	11/2/2027	3,547,619	3,492,869	3,547,619	(6)(15)
Ping Identity Holding Corp.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	10/17/2029	12,003,362	11,787,673	12,003,362	(15)
Ping Identity Holding Corp.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	(19,269)	-	(6)(7)
Pinnacle Dermatology Management, LLC	Healthcare	Term Loan	10.27% (S + 5.75%; 0.75% Floor)	12/8/2028	5,509,835	5,424,963	4,917,528	(15)
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	10.38% (S + 5.75%; 0.75% Floor)	12/8/2028	643,349	638,557	574,189
Pinnacle Dermatology Management, LLC	Healthcare	Revolver	8.98% (S + 4.00%; 0.75% Floor)	12/8/2026	537,696	532,199	530,974
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	5,110,272	5,092,743	5,084,721	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	11.75% (S + 5.50%; 1.00% Floor)	1/4/2027	140,600	137,572	137,524	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	281,046	277,849	279,640	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	380,652	376,845	378,748	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	336,605	336,116	334,922	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	144,958	144,490	144,233	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	7,465,525	7,386,715	7,465,525	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	117,614	102,736	117,614	(6)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	10.12% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,027,903	8,971,696	(15)
Race Finco, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	8/16/2029	-	(11,235)	(13,720)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.10% (S + 5.75%; 1.00% Floor)	8/16/2029	1,829,395	1,717,321	1,732,849	(6)(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	11/20/2028	15,291,191	15,105,896	15,291,191	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	-	(11,820)	-	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	6/6/2025	2,861,633	2,793,661	28,616	(16)
Redwood Family Care Network, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/18/2026	-	(3,519)	(1,472)	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	7,711,388	7,645,959	7,692,110	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	5,712,057	5,677,763	5,697,777	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	4,281,817	4,213,403	4,271,112	(15)
REP TEC Intermediate Holdings, Inc.	Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	12/1/2027	11,912,193	11,883,010	11,912,193	(15)
REP TEC Intermediate Holdings, Inc.	Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	-	(3,715)	-	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/30/2031	6,460,812	6,365,194	6,363,900	(8)(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	(0)	(16,121)	(16,709)	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	8.85% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	189,791	189,369	(6)(8)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	11/12/2031	19,214,323	19,022,180	19,022,180	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(25,810)	(25,810)	(6)(7)
Saab Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(25,810)	(25,810)	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(31,266)	-	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	1,682,812	1,654,986	1,670,191	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	17,149,457	16,848,791	17,020,837	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	3,496,560	3,432,154	3,470,336	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(27,898)	(13,192)	(6)(7)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	984,321	977,792	984,321	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	568,850	557,473	568,850
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	430,196	427,015	430,196	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	494,802	489,027	494,802
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	3,934,410	3,919,134	3,934,410	(15)
Salisbury House, LLC	Healthcare	Revolver	10.47% (S + 5.75%; 1.00% Floor)	2/27/2026	353,156	349,021	353,156	(6)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,114,112	1,111,209	1,114,112	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,212,713	1,207,367	1,212,713	(15)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	10.18% (S + 5.50%; 1.00% Floor)	6/28/2028	4,593,596	4,529,732	4,111,268	(15)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.42% (S + 5.50%; 1.00% Floor)	6/28/2028	916,975	907,015	820,692	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	10.10% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	814,550	737,920

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	9.74% (S + 5.00%; 0.75% Floor; 3.00% PIK)	9/30/2031	14,334,215	14,196,964	14,190,872	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	9/30/2031	-	(16,632)	(17,238)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	-	(11,443)	(28,841)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	1,944,579	1,927,386	1,900,826	(15)
Sauce Labs Inc	Software & Tech Services	Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	7,579,945	7,500,763	7,409,396	(15)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	861,163	843,857	831,532	(6)(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	11.95% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	19,656,461	19,354,757	19,607,319	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.95% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	6,282,329	6,173,842	6,266,623	(15)
Saviynt, Inc.	Software & Tech Services	Revolver	— (S + 4.00%; 1.00% Floor)	12/22/2027	-	(9,180)	(1,524)	(6)(7)
SCA Buyer, LLC	Healthcare	Revolver	11.33% (S + 6.50%; 1.00% Floor)	1/20/2027	646,427	643,352	591,481
SCA Buyer, LLC	Healthcare	Term Loan	11.32% (S + 6.50%; 1.00% Floor)	1/20/2027	4,333,547	4,300,140	3,965,196	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	10,715,390	10,567,634	10,635,025	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	1,868,963	1,739,485	1,798,877	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	622,988	614,418	618,315
Securonix, Inc	Software & Tech Services	Term Loan	12.33% (S + 4.00%; 0.75% Floor; 3.75% PIK)	4/5/2028	8,546,314	8,463,714	7,114,807	(15)
Securonix, Inc	Software & Tech Services	Revolver	11.58% (S + 7.00%; 0.75% Floor)	4/5/2028	34,660	19,817	(223,012)	(6)(7)
Serrano Parent, LLC	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,780,135	20,783,327	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(40,298)	(41,719)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	2,932,730	2,709,917	1,686,320	(15)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 7.50%; 1.00% Floor)	6/22/2026	626,535	578,624	360,258	(15)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	6/22/2026	-	(842)	-	(6)(7)(16)
Smile Brands, Inc.	Healthcare	Term Loan	12.68% (S + 4.50%; 0.75% Floor; 3.50% PIK)	10/12/2027	1,595,348	1,574,819	1,435,813	(15)
Smile Brands, Inc.	Healthcare	Revolver	15.35% (S + 4.50%; 0.75% Floor; 4.00% PIK)	10/12/2027	244,469	216,252	217,829	(6)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	13.16% (S + 4.50%; 0.75% Floor; 4.00% PIK)	10/12/2027	484,816	479,064	436,335
Soladoc, LLC	Software & Tech Services	Term Loan	9.39% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,820,508	5,697,825	(15)
Soladoc, LLC	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(6,857)	(19,140)	(6)(7)
Spark DSO, LLC	Healthcare	Term Loan	12.49% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	6,930,713	6,897,472	6,826,752	(15)
Spark DSO, LLC	Healthcare	Revolver	12.49% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	267,759	255,456	255,319	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	12/15/2028	7,920,781	7,835,060	7,881,177	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.70% (S + 4.25%; 1.00% Floor)	12/15/2028	3,630,358	3,591,796	3,620,457	(6)(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	12/15/2028	-	(9,983)	(4,951)	(6)(7)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.25%; 1.00% Floor)	12/15/2028	-	(23,815)	-	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.70% (S + 5.25%; 1.00% Floor)	7/30/2027	4,268,824	4,245,326	4,226,136	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	7/30/2027	-	(1,309)	(3,102)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.70% (S + 5.25%; 1.00% Floor)	7/30/2027	566,197	557,012	560,535	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 1.00% Floor)	7/2/2029	19,976,331	19,976,331	19,976,331	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	9.07% (S + 4.75%; 1.00% Floor)	7/2/2029	1,112,360	1,100,252	1,112,360	(6)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	8/20/2027	7,073,460	7,025,868	7,073,460	(15)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(1,950)	-	(6)(7)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	12/16/2026	5,685,153	5,663,139	5,656,727	(15)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	10.18% (S + 5.75%; 1.00% Floor)	12/16/2026	149,216	147,023	146,232	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	4,743,523	4,733,351	4,743,523	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	10.76% (S + 6.00%; 1.00% Floor)	8/15/2025	552,426	551,081	552,426	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	1,118,347	1,117,298	1,118,347	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	1,700,291	1,695,637	1,700,291	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.66% (S + 6.00%; 1.00% Floor)	8/15/2025	1,688,254	1,682,571	1,688,254	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.67% (S + 6.00%; 1.00% Floor)	8/15/2025	3,167,360	3,156,597	3,167,360	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	10.97% (S + 6.50%; 1.00% Floor)	1/22/2027	1,186,308	1,163,838	1,198,171	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	1/22/2027	2,169,060	2,136,524	2,169,060	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	9.22% (S + 4.75%; 1.00% Floor)	1/22/2027	1,552,161	1,531,363	1,552,161	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Revolver	11.73% (S + 6.00%; 1.00% Floor)	1/22/2027	739,815	731,453	739,815	(6)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	8,090,784	8,027,781	8,090,784	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	11,526,100	11,439,393	11,526,100	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	10.58% (S + 6.00%; 0.75% Floor)	7/31/2030	12,899,463	12,705,971	12,705,971	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	10.58% (S + 6.00%; 0.75% Floor)	7/31/2030	370,929	370,929	352,502	(6)
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 0.75% Floor)	7/31/2030	-	(17,186)	(18,427)	(6)(7)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.21% (S + 3.75%; 1.00% Floor)	8/31/2028	20,328,272	20,253,407	20,328,272	(6)(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	3/26/2026	8,503,727	8,408,459	8,461,208	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.58% (S + 6.25%; 0.50% Floor)	3/26/2026	4,613,481	4,603,676	4,601,948	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.75%; 0.50% Floor)	3/26/2026	4,613,481	4,603,363	4,590,414	(15)
Unanet, Inc	Software & Tech Services	Term Loan	10.51% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,841,068	11,822,998	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	9.80% (S + 5.25%; 0.75% Floor)	12/9/2030	1,850,997	1,813,569	1,813,092	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/9/2030	-	(28,550)	(30,954)	(6)(7)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,984)	(5,400)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	262,429	258,017	261,117	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	303,630	299,963	302,112	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	2,703,690	2,687,374	2,690,172	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	320,779	318,842	319,175	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	687,340	687,340	683,903	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	135,701	134,346	135,022	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	474,953	472,342	472,578	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	-	(1,637)	(1,147)	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	9.38% (S + 5.00%; 0.75% Floor)	8/25/2031	138,480	129,248	133,864	(6)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/25/2031	-	(11,540)	-	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,940,785	5,970,789	(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(9,872)	(12,001)	(6)(7)
Vectra AI, Inc.	Software & Tech Services	Term Loan	9.97% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,490,164	8,490,072	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,128,630	1,127,972	(6)(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.69% (S + 5.25%; 0.75% Floor)	5/24/2028	2,006,737	1,985,713	2,006,737	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	5/24/2028	20,877,300	20,694,752	20,877,300	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	9.58% (S + 5.25%; 0.75% Floor)	5/24/2028	5,799,250	5,761,113	5,799,250	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	-	(10,154)	-	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	9.83% (S + 5.25%; 1.00% Floor)	3/1/2030	4,871,100	4,784,022	4,822,389	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	3/1/2030	-	(8,705)	-	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	9.69% (S + 5.25%; 1.00% Floor)	3/1/2030	60,529	47,462	52,963	(6)
Veracross LLC	Software & Tech Services	Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	14,173,949	14,049,535	14,173,949	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	1,821,742	1,780,094	1,821,742	(15)
Veracross LLC	Software & Tech Services	Revolver	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	620,978	609,537	620,978	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	10.59% (S + 6.00%; 1.00% Floor)	6/11/2029	3,360,201	3,282,681	3,326,599	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	10.59% (S + 6.00%; 1.00% Floor)	6/11/2029	168,010	157,649	168,010	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	6/11/2029	-	(8,363)	(3,734)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,575,636	5,639,538	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.76% (S + 5.25%; 0.75% Floor)	3/21/2031	1,978,785	1,927,123	1,978,785	(6)(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	(0)	(18,464)	(3,533)	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.44% (S + 5.00%; 1.00% Floor)	10/2/2028	1,348,447	1,334,244	1,348,447	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(4,382)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	6,168,087	6,158,130	6,168,087	(15)
Wealth Enhancement Group, LLC	Financials	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(1,459)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	1,344,589	1,341,293	1,344,589	(15)
Webster Equity Partners III-A, L.P.	Financials	Delayed Draw Term Loan	15.44% (S + 3.50%; 2.00% Floor; 7.35% PIK)	4/1/2027	5,444,483	5,241,318	5,361,051	(6)(8)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	11.91% (S + 7.25%; 1.00% Floor)	3/17/2028	11,262,748	11,104,647	10,361,728	(15)
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	11.86% (S + 7.25%; 1.00% Floor)	3/17/2028	1,501,925	1,471,787	1,258,549	(6)
West Dermatology Management Holdings, LLC	Healthcare	Revolver	11.95% (S + 7.25%; 1.00% Floor)	3/17/2028	1,253,284	1,233,753	1,153,021
Wolverine Seller Holdings, LLC	Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	1/17/2030	6,654,065	6,541,636	6,654,065	(15)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	1/17/2030	579,219	542,608	579,219	(6)(15)
Wolverine Seller Holdings, LLC	Services	Revolver	— (S + 5.00%; 0.75% Floor)	1/17/2030	-	(18,837)	-	(6)(7)
Your Part-Time Controller, LLC	Services	Term Loan	9.85% (S + 5.50%; 1.00% Floor)	11/14/2029	6,838,632	6,723,303	6,838,632	(15)
Your Part-Time Controller, LLC	Services	Revolver	— (S + 5.50%; 1.00% Floor)	11/14/2029	-	(10,221)	-	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	13,648,111	13,648,111	13,648,111	(15)
Total U.S. 1st Lien/Senior Secured Debt						1,565,171,913	1,548,035,015

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt 0.47%
Symplr Software, Inc.	Software & Tech Services	Term Loan	12.56% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,095,849	2,825,397	(15)
Total U.S. 2nd Lien/Junior Secured Debt						3,095,849	2,825,397

Total U.S. Corporate Debt						1,568,267,762	1,550,860,412

Canadian Corporate Debt 3.98%
Canadian 1st Lien/Senior Secured Debt 3.98%
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	10/27/2028	8,588,145	8,538,539	8,588,145	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.49% (S + 5.00%; 0.75% Floor)	10/30/2028	1,194,390	1,189,403	1,194,390	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	13,258,433	13,167,854	13,258,433	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Delayed Draw Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	1,024,233	1,019,406	1,024,233	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Revolver	12.75% (S + 6.25%; 1.00% Floor)	12/4/2025	119,558	112,997	119,558	(6)(8)
Total Canadian 1st Lien/Senior Secured Debt						24,028,199	24,184,759
Total Canadian Corporate Debt						24,028,199	24,184,759

Luxembourg Corporate Debt 1.66%
Luxembourg 1st Lien/Senior Secured Debt 1.66%
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	11.01% (S + 6.50%; 1.50% Floor)	5/23/2031	10,088,201	9,994,079	10,088,201	(6)(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						9,994,079	10,088,201
Total Luxembourg Corporate Debt						9,994,079	10,088,201

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock 1.29%							(18)
Alphasense, LLC	Series C Preferred	Software & Tech Services	6/1/2021	23,961	369,843	802,769	(8)
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Software & Tech Services	12/23/2019	65,614	349,977	274,087
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	219,083
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	54,861
Degreed, Inc.	Series C-1 Preferred	Software & Tech Services	6/19/2019	43,819	278,541	220,981
Degreed, Inc.	Series D Preferred	Software & Tech Services	4/30/2021	16,943	278,308	217,184
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software & Tech Services	6/23/2022	1,345	1,311,760	1,835,648
Netskope, Inc.	Series G Preferred	Software & Tech Services	1/27/2020	36,144	302,536	448,362
Ntiva Investments, LLC	Class A Preferred Units	Digital Infrastructure & Services	1/24/2022	333,937	272,826	321,471
Phenom People, Inc.	Series C Preferred	Software & Tech Services	1/10/2020	35,055	220,610	528,568
Swyft Parent Holdings LP	Preferred Units	Software & Tech Services	2/7/2022	850,470	758,389	603,899
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Software & Tech Services	11/30/2018	1,196	1,160,531	2,179,320
Vectra AI, Inc.	Series F Preferred	Software & Tech Services	5/28/2021	17,064	131,095	115,780
Total U.S. Preferred Stock					5,811,942	7,822,013

France Preferred Stock 0.03%							(18)
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	24,472	206,755	206,715	(8)
Total France Preferred Stock					206,755	206,715
							(18)
US Common Stock 1.63%
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	28,002
Artemis Investor Holdings, LLC	Class A Units	Services	1/22/2021	38,551	385,509	394,187
Brightspot Holdco, LLC	Non-Voting Common Units	Software & Tech Services	11/16/2021	433,207	433,207	473,156
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Services	11/14/2021	138,390	138,390	213,195
CN Co-Invest, LP	Units	Digital Infrastructure & Services	10/31/2023	776,334	776,334	719,786
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	375,960
Freddy's Acquisition	Units	Consumer Non-Cyclical	3/3/2021	72,483	72,483	162,168
GSV Medsuite Investments, LLC	Class A Units	Healthcare	12/22/2021	86,555	85,705	65,189
GSV Vehlo Investments, LLC	Class A Units	Software & Tech Services	5/20/2022	150,297	150,297	198,062
INH Group Holdings, LLC	Common Units	Healthcare	1/31/2019	484,552	484,552	-
Leeds FEG Investors, LLC	Class A Units	Consumer Non-Cyclical	11/20/2017	320	321,309	296,473
Moon Topco, L.P.	Units	Software & Tech Services	4/19/2021	3,600	35,999	97,600
MyKaarma Holdings LP	Class A Common Units	Software & Tech Services	3/18/2022	257,031	257,031	575,776
NEPCORE Parent Holdings LLC	Units	Digital Infrastructure & Services	10/21/2021	98	97,884	19,567
Neutral Connect, LLC	Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	199,947
Ntiva Investments, LLC	Class A Common Units	Digital Infrastructure & Services	1/24/2022	333,937	61,110	97,343
Pamlico Avant Holdings L.P.	Class A Units	Digital Infrastructure & Services	12/1/2021	236,307	236,307	458,919
Ranger Lexipol Holdings, LLC	Class A-1 Units	Software & Tech Services	11/18/2021	437	359,487	462,231
Ranger Lexipol Holdings, LLC	Class B Units	Software & Tech Services	11/18/2021	433	77,371	137,766
REP AOM Holdings, LLC	Class A Units	Healthcare	2/15/2022	290,393	18,979	1,187,009
REP Coinvest III AGP Blocker, L.P.	Units	Healthcare	10/14/2021	590,203	590,203	1,351,261
REP COINVEST III OMNI, L.P.	Units	Services	2/4/2021	193,770	53,301	131,764
REP Coinvest III TEC, L.P.	Class A Units	Services	6/18/2020	167,509	190,658	261,131
REP RO Coinvest IV-A, L.P.	Class A Units	Services	12/28/2022	66,441,840	664,418	522,632
RFCN Parent, LP	Class A Units	Healthcare	6/18/2021	77	78,284	90,965
SBS Super Holdings, LLC	Class A Voting Units	Healthcare	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Healthcare	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software & Tech Services	9/30/2022	329,116	953,133	518,296
Stripe, Inc.	Class B Common Stock	Software & Tech Services	5/17/2021	4,158	166,854	119,085
Swyft Parent Holdings LP	Common Units	Software & Tech Services	2/7/2022	4,485	53,048	-
Thrive Parent, LLC	Class L Units	Digital Infrastructure & Services	1/22/2021	102,108	271,128	756,921
Total U.S. Common Stock					7,667,275	9,914,391
France Common Stock 0.07%
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	75,889	416,757	416,758	(8)
Total France Common Stock					416,757	416,758
Luxembourg Common Stock 0.13%
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software & Tech Services	10/18/2024	770,000	843,179	796,988	(8)
Total Luxembourg Common Stock					843,179	796,988

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Warrants 0.23%							(18)
Alphasense, LLC	Series B Warrants	Software & Tech Services	6/2/2020	40,394	35,185	1,073,591	(8)
Degreed, Inc.	Series C-1 Warrants	Software & Tech Services	5/31/2019	26,294	46,823	38,580
Degreed, Inc.	Series D Warrants	Software & Tech Services	4/11/2021	7,624	-	3,784
Degreed, Inc.	Common Warrants	Software & Tech Services	8/31/2022	9,374	41,527	17,959
Scylla DB Ltd	Series C-1 Warrants	Software & Tech Services	9/9/2022	239,984	43,880	187,094
Vectra AI, Inc.	Warrants	Software & Tech Services	3/18/2021	35,156	58,190	96,278
Total U.S. Warrants					225,605	1,417,286

United Kingdom Warrants 0.05%
Global WebIndex Holdings Limited	Warrants	Software & Tech Services	12/30/2020	11,776	159,859	286,071
Total United Kingdom Warrants					159,859	286,071

French Warrants 0.00%
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	-	(8)
Total French Warrants					8,561	-

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies 3.97%
AB Equity Investors, L.P.	LP Interests			13,872,011	13,872,011	16,441,109	(11)
Falcon Co-Investment Partners, L.P.	Units			837,445	837,445	838,282	(11)
GHP E AGGREGATOR, LLC	Units			417,813	186,588	704,014	(11)
GHP-EIP Aggregator, LLC	Common Units			51,191	174,608	-	(11)
GTCR A-1 Investors LP	Units			1,100,000	1,100,000	1,100,000	(8)(11)
Magenta Blocker Aggregator LP	Units			821,396	676,978	1,183,632	(11)
Orangewood WWB Co-Invest, L.P.	Units			829,314	786,428	1,302,023	(11)
ORCP III Triton Co-Investors, L.P.	Units			341,592	-	1,153,215	(11)
OSS SPV LP	Units			277,533	259,500	499,559	(11)
Palms Co-Investment Partners D, L.P.	Units			261,450	261,450	295,438	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units			541	368,990	551,333	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units			32,450	171,840	4,024	(11)
Total U.S. Investment Companies					18,695,838	24,072,629
Canadian Investment Companies 0.05%							(18)
GHP SPV-2, L.P.	Units			271,942	271,942	283,082	(8)(11)
Total Canadian Investment Companies					271,942	283,082

Total Investments					1,636,597,753	1,630,349,305

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents 7.41%
Blackrock T Fund I			4.34%	16,728,975	16,728,975	16,728,975	(9)(14)(15)
State Street Institutional US Government Money Market Fund			4.42%	7,922,941	7,922,941	7,922,941	(9)(14)
US Bank MMDA GCTS Money Market			3.73%	20,306,417	20,306,417	20,306,417	(9)(14)(15)
Total Cash Equivalents					44,958,333	44,958,333
Cash 1.19%
US Dollar					7,220,521	7,220,521	(13)
Total Cash					7,220,521	7,220,521
Total Cash and Cash Equivalents					52,178,854	52,178,854
LIABILITIES IN EXCESS OF OTHER ASSETS — (177.17%)						$(1,075,476,614)
NET ASSETS—100.00%						$607,051,545

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
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of December 31, 2024, rates for 1M S, 3M S and 6M S are 4.33% ,4.31%, and

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

4.25%, respectively. As of December 31, 2024, the P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2024, the aggregate fair value of these securities is $70,919,755 or 4.19% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $20,860,222 or 3.44% of the Fund’s net assets.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value ("NAV") as a practical expedient. Underlying investments are private equity entities generally created to aggregate capital for a single investment, with the exception of AB Equity Investors, L.P., which invests in multiple investments. These investments are generally not redeemable.
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $24,814,625; aggregate gross unrealized depreciation for federal income tax purposes is $30,678,312. Net unrealized depreciation is $5,873,687. As of December 31, 2024, the cost basis of investments owned was substantially identical for both book and tax purposes
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of December 31, 2024
(15)
Position or Portion thereof are pledged as collateral for the Collateralized Loan Obligations or Credit Facilities (as defined below). See Note 4 “Borrowings.”
(16)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(17)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(18)
Non-income producing investment, unless otherwise noted.

P - Prime

PIK - Payment-In-Kind

S - SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value —260.04%								(++) + * # ^
U.S. Corporate Debt —249.12%
1st Lien/Senior Secured Debt —247.29%
AEG Holding Company, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	$1,034,866	$1,033,291	$1,034,866	(1)
AEG Holding Company, Inc.	Consumer Non-Cyclical	Revolver	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	167,530	165,528	167,530	(2)
AEG Holding Company, Inc.	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	5,450,655	5,442,046	5,450,655	(1)
AEG Holding Company, Inc.	Consumer Non-Cyclical	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	07/01/2024	1,800,828	1,797,150	1,800,828	(3)
Ampler QSR Holdings, LLC	Consumer Non-Cyclical	Term Loan	11.37% (S + 5.88%; 1.00% Floor)	07/21/2027	12,221,771	12,071,928	12,099,553	(3) (4)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,115,079	1,112,966	900,427	(1)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	894,184	892,497	722,054	(1)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	11/08/2024	1,558,613	1,555,642	1,258,580	(1)
Krispy Krunchy Foods, L.L.C	Consumer Non-Cyclical	Term Loan	9.86% (S + 4.50%; 1.00% Floor)	11/17/2027	8,000,330	7,894,993	8,000,330	(5)
Mathnasium LLC	Consumer Non-Cyclical	Revolver	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	119,684	111,130	113,157	(2)
Mathnasium LLC	Consumer Non-Cyclical	Term Loan	10.53% (S + 5.00%; 0.75% Floor)	11/15/2027	5,344,999	5,274,961	5,291,549	(1) (5)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	—	(7,019)	(11,058)	(2) (6)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	11.22% (S + 5.75%; 1.00% Floor)	02/15/2027	7,946,360	7,840,062	7,787,432	(1) (5)
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	115,938	114,174	114,778	(1)
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	10.36% (S + 5.00%; 1.00% Floor)	07/11/2025	234,278	230,715	231,935	(1)
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	07/11/2025	1,950,514	1,944,733	1,931,009	(1)
TBG Food Acquisition Corp	Consumer Non-Cyclical	Delayed Draw Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	264,026	262,269	262,706
TBG Food Acquisition Corp	Consumer Non-Cyclical	Revolver	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	—	(1,776)	(1,320)	(2) (6)
TBG Food Acquisition Corp	Consumer Non-Cyclical	Term Loan	10.22% (S + 4.75%; 0.75% Floor)	12/24/2027	6,468,638	6,424,101	6,436,295	(1) (4)
Airwavz Solutions, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	1,561,841	1,503,863	1,535,810	(2) (3)
Airwavz Solutions, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	3,263,699	3,226,124	3,214,744	(3) (5)
Airwavz Solutions, Inc.	Digital Infrastructure & Services	Revolver	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	—	(7,515)	(9,791)	(2) (6)
Airwavz Solutions, Inc.	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	03/31/2027	5,221,919	5,161,799	5,143,590	(3)
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	—	(6,713)	(5,669)	(2) (6)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	11/30/2026	14,964,014	14,759,433	14,814,374	(1) (4) (5)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(56,698)	(36,341)	(2) (6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,963,339	4,851,785	4,876,480	(1) (3) (5)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,737,849	2,720,239	2,689,937	(2) (3)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	3,848,597	3,805,340	3,781,247	(1) (5)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	—	(10,460)	(13,606)	(2) (6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	1,035,717	1,007,439	1,017,592	(1)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	4,705,552	4,638,473	4,623,204	(1) (5)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/31/2027	2,271,307	2,202,825	2,231,559	(1) (5)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	$3,758,263	$3,720,885	$3,420,019	(1) (4) (5)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	569,889	557,666	455,911	(2)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/21/2027	7,868,528	7,792,584	7,160,360	(1) (3) (5)
EvolveIP, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	109,972	109,872	90,727	(5)
EvolveIP, LLC	Digital Infrastructure & Services	Revolver	10.85% (S + 5.50%; 1.00% Floor)	06/07/2025	566,868	564,601	467,666
EvolveIP, LLC	Digital Infrastructure & Services	Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/07/2025	6,364,108	6,338,638	5,250,389	(1)
Firstdigital Communications LLC	Digital Infrastructure & Services	Revolver	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	412,549	393,465	305,445	(2)
Firstdigital Communications LLC	Digital Infrastructure & Services	Term Loan	9.72% (S + 4.25%; 0.75% Floor)	12/17/2026	13,611,726	13,448,014	12,692,934	(3) (5)
FirstLight Holdco, Inc.	Digital Infrastructure & Services	Term Loan	9.47% (S + 4.00%; 1.00% Floor)	07/23/2025	6,102,255	6,009,648	5,995,466	(1) (5)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	6,702,083	6,597,371	6,601,552	(1) (5)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	5,331,605	5,248,303	5,238,302	(1) (5)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 0.75% Floor)	06/01/2028	—	(102,654)	(79,125)	(2) (6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	584,502	573,609	565,019	(2)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	04/16/2027	787,145	765,753	787,145	(5)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	04/16/2027	10,258,002	10,141,972	10,052,842	(1) (3) (4) (5)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	04/16/2027	837,298	814,856	831,018	(4)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.79% (S + 4.75%; 1.00% Floor)	01/25/2027	608,616	592,267	596,608	(2) (3)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	—	(9,202)	(8,459)	(2) (6)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.80% (S + 4.75%; 1.00% Floor)	01/25/2027	7,791,801	7,702,935	7,713,883	(3) (5)
NI Topco, Inc	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	6,572,470	6,460,040	6,556,039	(3) (5)
NI Topco, Inc	Digital Infrastructure & Services	Term Loan	10.95% (S + 5.50%; 0.75% Floor)	12/28/2028	1,218,186	1,196,826	1,215,141	(1)
Race Finco LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(44,482)	(36,588)	(2) (6)
Race Finco LLC	Digital Infrastructure & Services	Revolver	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	—	(14,851)	(15,245)	(2) (6)
Race Finco LLC	Digital Infrastructure & Services	Term Loan	12.46% (S + 7.00%; 1.00% Floor)	01/10/2028	4,878,384	4,759,589	4,756,425	(3) (5)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	498,390	326,291	241,408	(2)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	—	(11,473)	(17,132)	(2) (6)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	08/25/2028	10,715,390	10,518,050	10,420,717	(1) (4) (5)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.61% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	616,318	613,881	536,197	(4)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	—	(1,411)	(54,099)	(2) (6)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	9.85% (S + 4.25%; 3.00% PIK; 1.00% Floor)	06/19/2026	2,884,904	2,871,166	2,509,867	(1)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	1,848,182	1,806,398	1,768,975	(2) (3) (5)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	12/15/2027	132,013	118,769	102,310	(2)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	12/15/2027	7,920,781	7,809,446	7,683,158	(5)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	01/22/2027	8,174,176	8,080,114	8,174,176	(1) (5)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Revolver	13.50% (S + 6.00%; 1.00% Floor)	01/22/2027	369,907	357,755	369,907	(2)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	01/22/2027	1,198,351	1,166,534	1,198,351	(4)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	11.45% (S + 6.00%; 1.00% Floor)	01/22/2027	11,645,786	11,521,198	11,645,786	(1) (3) (5)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.86% (S + 5.50%; 1.00% Floor)	03/26/2026	8,503,727	8,343,566	8,354,912	(1) (3)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	11.11% (S + 5.75%; 0.50% Floor)	03/26/2026	4,661,043	4,643,615	4,637,738	(1) (3) (5)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.25%; 0.50% Floor)	03/26/2026	4,661,043	4,643,025	4,602,780	(5)
Accelerate Resources Operating, LLC	Energy	Delayed Draw Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,875,252	1,841,664	1,875,252	(1) (5)
Accelerate Resources Operating, LLC	Energy	Revolver	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	—	(3,052)	—	(2) (6)
Accelerate Resources Operating, LLC	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	1,247,027	1,224,796	1,247,027	(3)
Accelerate Resources Operating, LLC	Energy	Term Loan	11.46% (S + 6.00%; 1.00% Floor)	02/24/2027	$5,590,471	$5,564,908	$5,590,471	(1) (5)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	2,702,417	2,669,008	2,694,546	(2) (3)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	2,100,747	2,089,175	2,090,243	(3)
Foundation Risk Partners, Corp.	Financials	Revolver	11.45% (S + 6.00%; 0.75% Floor)	10/29/2027	—	(8,273)	(5,190)	(2) (6)
Foundation Risk Partners, Corp.	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/29/2028	9,659,017	9,575,834	9,610,722	(1) (3) (5)
Foundation Risk Partners, Corp.	Financials	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	10/30/2028	779,358	770,636	775,461	(5)
Galway Borrower, LLC	Financials	Revolver	10.70% (S + 5.25%; 0.75% Floor)	09/30/2027	—	(3,432)	(3,380)	(2) (6)
Galway Borrower, LLC	Financials	Term Loan	10.70% (S + 5.25%; 0.75% Floor)	09/29/2028	4,247,105	4,199,769	4,194,016	(1) (5)
Higginbotham Insurance Agency, Inc.	Financials	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	3,306,711	3,288,415	3,265,377	(1) (5)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	11/24/2028	7,962,029	7,901,195	7,862,504	(1) (3) (5)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	1,244,226	1,228,144	1,222,452	(3)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	5,869,799	5,828,010	5,767,077	(1) (3)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Term Loan	11.47% (S + 6.00%; 0.75% Floor)	11/01/2028	497,219	491,508	488,518	(1)
RSC Acquisition, Inc.	Financials	Delayed Draw Term Loan	10.51% (S + 5.50%; 0.75% Floor)	11/01/2029	—	8	—	(5) (8)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	1,149,975	1,146,513	1,149,975	(2) (8)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	10/04/2027	6,231,349	6,218,699	6,215,770	(1) (4) (5) (8)
Wealth Enhancement Group, LLC	Financials	Revolver	11.23% (S + 5.75%; 1.00% Floor)	10/04/2027	—	(1,018)	(1,143)	(2) (6)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,496,668	6,376,783	6,269,285	(1) (3) (4) (5)
AAH Topco, LLC	Healthcare	Revolver	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(10,581)	(27,555)	(2) (6)
AAH Topco, LLC	Healthcare	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/22/2027	6,419,872	6,326,970	6,195,177	(1) (3) (5)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	10.96% (S + 6.00%; 0.75% Floor)	12/22/2027	—	(30,909)	(64,266)	(2) (6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	1,218,972	1,082,011	—	(1) (7)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	917,905	817,051	—	(7)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	346,322	345,024	—	(7)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	6,557,417	5,733,816	—	(7)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	1,397,556	1,243,170	—	(7)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	2,594,127	2,278,901	—	(7)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 3.00% PIK; 1.00% Floor)	03/29/2024	94,376	85,722	176,105	(7)
AOM Acquisition, LLC.	Healthcare	Revolver	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	—	(15,484)	(30,465)	(2) (6)
AOM Acquisition, LLC.	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	02/18/2027	6,158,526	6,076,628	6,004,563	(1) (5)
AOM Acquisition, LLC.	Healthcare	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	02/18/2027	6,756,995	6,593,422	6,588,070	(1) (5)
BAART Programs, Inc.	Healthcare	Delayed Draw Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	3,872,578	3,848,400	3,746,719	(1) (4)
BAART Programs, Inc.	Healthcare	Term Loan	10.61% (S + 5.00%; 1.00% Floor)	06/11/2027	4,673,951	4,648,481	4,522,047	(1) (5)
BV EMS Buyer, Inc.	Healthcare	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	1,808,145	1,759,391	1,773,003	(2) (5)
BV EMS Buyer, Inc.	Healthcare	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	11/23/2027	3,485,489	3,405,062	3,450,635	(4) (5)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	1,518,798	1,499,991	1,427,670	(5)
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	4,544,108	4,495,089	4,271,462	(3)
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	652,228	645,192	613,094	(3)
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 5.25%; 2.25% PIK; 1.00% Floor)	07/24/2025	$623,207	$611,943	$585,815	(5)
Choice Health At Home, LLC,	Healthcare	Delayed Draw Term Loan	13.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	947,582	941,462	923,892	(1)
Choice Health At Home, LLC,	Healthcare	Term Loan	12.19% (S + 6.75%; 1.00% PIK; 1.00% Floor)	12/29/2026	2,567,650	2,543,079	2,490,620	(1) (5)
Coding Solutions Acquisition, Inc	Healthcare	Delayed Draw Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	1,654,987	1,630,547	1,601,199	(3)
Coding Solutions Acquisition, Inc	Healthcare	Revolver	11.12% (S + 5.75%; 0.75% Floor)	05/11/2028	278,376	267,672	252,527	(2)
Coding Solutions Acquisition, Inc	Healthcare	Term Loan	11.11% (S + 5.75%; 0.75% Floor)	05/11/2028	5,461,331	5,381,001	5,283,838	(3) (5)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	—	(32,854)	(62,452)	(2) (6)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	11.36% (S + 6.00%; 0.75% Floor)	05/11/2028	776,740	758,347	759,264	(3)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	2,122,343	2,097,467	2,095,814	(5)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/16/2027	971,352	927,443	942,256	(2) (5)
Community Based Care Acquisition, Inc.	Healthcare	Revolver	12.75% (S + 5.25%; 1.00% Floor)	09/16/2027	172,763	161,913	161,965	(2)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	10.70% (S + 5.25%; 1.00% Floor)	09/16/2027	5,235,139	5,166,929	5,169,700	(1) (5)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	758,350	699,417	432,387	^^^ (2) (7)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	415,955	350,988	237,136	^^^ (7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	— (S + 6.25%; 1.00% Floor)	03/21/2024	614,439	536,212	350,292	^^^ (7)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	03/21/2024	3,951,571	3,447,752	2,252,790	^^^ (7)
FH MD Buyer, Inc.	Healthcare	Term Loan	10.47% (S + 5.00%; 0.75% Floor)	07/22/2028	5,410,062	5,370,677	5,139,559	(1) (5)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	833,170	825,300	818,590	(4)
GHA Buyer, Inc.	Healthcare	Revolver	13.75% (S + 4.50%; 3.25% PIK; 1.00% Floor)	06/24/2026	—	(8,055)	(16,644)	(2) (6)
GHA Buyer, Inc.	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	2,009,682	2,009,434	1,974,513	(1) (4) (8)
GHA Buyer, Inc.	Healthcare	Term Loan	13.75% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	574,537	564,852	564,482	(1) (4)
GHA Buyer, Inc.	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	5,499,321	5,455,345	5,403,083	(1) (3) (4)
GHA Buyer, Inc.	Healthcare	Term Loan	10.00% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	4,760,974	4,719,307	4,677,657	(3)
GHA Buyer, Inc.	Healthcare	Term Loan	10.51% (S + 4.50%; 3.75% PIK; 1.00% Floor)	06/24/2026	745,895	739,317	732,842	(1) (8)
Honor HN Buyer, Inc	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	1,638,040	1,616,995	1,638,040	(4) (5)
Honor HN Buyer, Inc	Healthcare	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	10/15/2027	1,447,693	1,418,792	1,447,693	(2) (4)
Honor HN Buyer, Inc	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	34,132	38,012	(2)
Honor HN Buyer, Inc	Healthcare	Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	2,590,429	2,557,202	2,590,429	(1) (5)
Honor HN Buyer, Inc	Healthcare	Delayed Draw Term Loan	11.25% (S + 5.75%; 1.00% Floor)	10/15/2027	—	(60,951)	—	(2) (6)
Medical Management Resource Group, LLC	Healthcare	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	1,558,344	1,523,862	1,496,010	(1)
Medical Management Resource Group, LLC	Healthcare	Revolver	11.45% (S + 6.00%; 0.75% Floor)	09/30/2026	177,192	173,656	164,536	(2)
Medical Management Resource Group, LLC	Healthcare	Term Loan	11.45% (S + 6.00%; 0.75% Floor)	09/30/2027	3,773,407	3,725,518	3,622,471	(5)
Medsuite Purchaser, LLC	Healthcare	Revolver	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	—	(5,820)	(5,103)	(2) (6)
Medsuite Purchaser, LLC	Healthcare	Term Loan	10.21% (S + 4.75%; 1.00% Floor)	10/22/2026	4,734,225	4,693,730	4,698,718	(1) (5)
Pace Health Companies, LLC	Healthcare	Revolver	9.89% (S + 6.25%; 1.00% Floor)	08/02/2025	—	(771)	—	(2) (6)
Pace Health Companies, LLC	Healthcare	Term Loan	10.51% (S + 6.25%; 1.00% Floor)	08/02/2025	5,087,770	5,080,798	5,087,770	(1) (8)
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	11.29% (S + 5.75%; 0.75% Floor)	12/08/2028	648,269	642,487	573,718
Pinnacle Dermatology Management, LLC	Healthcare	Revolver	9.50% (S + 4.00%; 0.75% Floor)	12/08/2026	499,289	491,262	492,568	(2)
Pinnacle Dermatology Management, LLC	Healthcare	Term Loan	11.23% (S + 5.75%; 0.75% Floor)	12/08/2028	$5,552,214	$5,457,513	$4,913,709	(1) (3) (5)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	340,120	339,138	333,318	(5)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	11.86% (S + 6.50%; 1.00% Floor)	01/02/2026	219,716	218,704	213,856	(2)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	146,437	145,498	143,508	(3)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	283,913	279,638	278,235	(3)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	11.95% (S + 6.50%; 1.00% Floor)	01/02/2026	4,044,060	4,032,163	3,963,179	(3) (5)
Priority Ondemand Midco 2,L.P	Healthcare	Delayed Draw Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	118,812	99,841	118,812	(2)
Priority Ondemand Midco 2,L.P	Healthcare	Term Loan	10.80% (S + 5.25%; 1.00% Floor)	07/17/2028	7,541,704	7,440,125	7,541,704	(1) (5)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	06/07/2025	2,868,874	2,800,761	28,689	(7)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	4,325,306	4,216,128	4,271,240	(1) (3) (5)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	5,770,927	5,712,858	5,698,791	(1) (5)
Redwood Family Care Network, Inc.	Healthcare	Revolver	11.22% (S + 5.50%; 1.00% Floor)	06/18/2026	—	(5,913)	(7,359)	(2) (6)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	06/18/2026	7,791,021	7,700,748	7,693,633	(1) (3) (4) (5)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	573,149	563,642	573,149
Salisbury House, LLC	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	08/30/2025	—	(6,848)	(3,049)	(2) (6)
Salisbury House, LLC	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/29/2025	994,289	977,850	989,317	(4)
Salisbury House, LLC	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,225,119	1,211,635	1,218,993	(1)
Salisbury House, LLC	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	3,934,410	3,896,458	3,914,738	(1) (5)
Salisbury House, LLC	Healthcare	Term Loan	11.28% (S + 5.75%; 1.00% Floor)	08/30/2025	1,125,627	1,118,295	1,119,999	(1)
Salisbury House, LLC	Healthcare	Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	434,541	426,500	432,368	(1)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	11.27% (S + 5.75%; 1.00% Floor)	08/29/2025	—	(27,560)	—	(2) (6)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	99,366	89,714	99,366	(2) (5)
Sandstone Care Holdings, LLC	Healthcare	Revolver	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	135,452	122,976	135,452	(2)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	10.98% (S + 5.50%; 1.00% Floor)	06/28/2028	4,640,709	4,561,732	4,640,709	(1) (3)
SCA Buyer, LLC	Healthcare	Revolver	12.15% (S + 6.50%; 1.00% Floor)	01/20/2026	643,849	639,795	603,608
SCA Buyer, LLC	Healthcare	Term Loan	12.14% (S + 6.50%; 1.00% Floor)	01/20/2026	3,756,859	3,732,404	3,522,055	(5)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	478,050	477,254	423,074
Smile Brands, Inc.	Healthcare	Revolver	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	92,657	91,555	63,355	(2)
Smile Brands, Inc.	Healthcare	Term Loan	9.98% (S + 4.50%; 0.75% Floor)	10/12/2027	1,574,472	1,572,111	1,393,408	(1)
Spark DSO LLC	Healthcare	Revolver	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/20/2026	252,550	245,668	223,524	(2)
Spark DSO LLC	Healthcare	Term Loan	7.54% (S + 2.15%; 5.75% PIK; 1.00% Floor)	04/19/2026	6,537,070	6,482,860	6,308,273	(1) (3) (4)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,129,965	1,127,258	1,124,315	(1) (5)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	1,717,695	1,705,854	1,709,106	(4) (5)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.54% (S + 6.00%; 1.00% Floor)	08/15/2025	1,704,784	1,690,066	1,696,260	(3)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	13.50% (S + 6.00%; 1.00% Floor)	08/15/2025	17,263	13,836	13,811	(2)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sako and Partners Lower Holdings LLC	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	3,199,846	3,171,614	3,183,847	(5)
Sako and Partners Lower Holdings LLC	Healthcare	Term Loan	11.53% (S + 6.00%; 1.00% Floor)	08/15/2025	4,793,587	4,767,499	4,769,619	(1) (3)
Sako and Partners Lower Holdings LLC	Healthcare	Delayed Draw Term Loan	12.78% (S + 7.25%; 1.00% Floor)	03/17/2028	1,489,436	1,450,810	1,312,177	(2)
Activ Software Holdings, LLC	Healthcare	Revolver	12.79% (S + 7.25%; 1.00% Floor)	03/17/2028	958,473	940,053	886,948	(2)
Activ Software Holdings, LLC	Healthcare	Term Loan	12.71% (S + 7.25%; 1.00% Floor)	03/17/2028	11,296,578	11,128,125	10,647,025	(1) (3) (4) (5)
AmerCareRoyal, LLC	Business Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	494,290	487,686	494,290	(1)
AmerCareRoyal, LLC	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	4,094,427	3,997,707	4,094,427	(1) (5)
AmerCareRoyal, LLC	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	508,718	499,164	508,718	(4) (5)
AmerCareRoyal, LLC	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	1,991,045	1,974,802	1,991,045	(1) (3)
Cerifi, LLC	Business Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	04/01/2027	738,528	723,419	721,911	(2)
Cerifi, LLC	Business Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/31/2028	15,905,111	15,665,118	15,666,535	(1) (3) (4) (5)
Engage2Excel, Inc.	Business Services	Revolver	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	379,732	376,898	374,036
Engage2Excel, Inc.	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	2,707,241	2,683,728	2,666,633	(1)
Engage2Excel, Inc.	Business Services	Term Loan	11.78% (S + 6.50%; 1.00% Floor)	07/01/2024	939,636	931,462	925,541	(1)
Mr. Greens Intermediate, LLC	Business Services	Delayed Draw Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(70,542)	(19,726)	(2) (6)
Mr. Greens Intermediate, LLC	Business Services	Revolver	6.25% (S + 6.25%; 1.00% Floor)	05/01/2029	—	(28,217)	(7,891)	(2) (6)
Mr. Greens Intermediate, LLC	Business Services	Term Loan	11.70% (S + 6.25%; 1.00% Floor)	05/01/2029	6,280,844	6,110,020	6,233,738	(4) (5)
MSM Acquisitions, Inc.	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	3,012,208	2,978,739	2,741,109	(5)
MSM Acquisitions, Inc.	Business Services	Delayed Draw Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	368,241	367,112	335,099	(5)
MSM Acquisitions, Inc.	Business Services	Revolver	10.51% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	1,071,915	1,059,652	961,660	(2) (8)
MSM Acquisitions, Inc.	Business Services	Term Loan	11.50% (S + 1.00%; 5.00% PIK; 1.00% Floor)	12/09/2026	8,231,869	8,154,681	7,491,001	(1) (3) (4) (5)
Rep Tec Intermediate Holdings, Inc.	Business Services	Revolver	12.00% (S + 5.50%; 1.00% Floor)	12/01/2027	—	(11,682)	(5,498)	(2) (6)
Rep Tec Intermediate Holdings, Inc.	Business Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	12/01/2027	11,604,300	11,514,426	11,546,279	(1) (3) (5)
Sako and Partners Lower Holdings LLC	Business Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	3,532,073	3,468,222	3,525,820	(1) (5)
Sako and Partners Lower Holdings LLC	Business Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	—	(29,545)	(6,215)	(2) (6)
Sako and Partners Lower Holdings LLC	Business Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	09/15/2028	14,766,094	14,414,199	(6,215)	(1) (3) (4) (5)
Sako and Partners Lower Holdings LLC	Business Services	Delayed Draw Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	—	(39,562)	14,692,264	(2) (6)
Sako and Partners Lower Holdings LLC	Business Services	Term Loan	11.50% (S + 5.50%; 1.00% Floor)	09/15/2028	$1,695,528	$1,661,618	$(39,562)	(5)
Activ Software Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	11.65% (S + 6.25%; 1.00% Floor)	05/04/2027	627,640	613,003	1,661,618	(5)
Activ Software Holdings, LLC	Software & Tech Services	Revolver	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	—	(7,370)	624,502	(2) (6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Activ Software Holdings, LLC	Software & Tech Services	Term Loan	11.94% (S + 6.25%; 1.00% Floor)	05/04/2027	7,907,703	7,817,344	(3,244)	(1) (3) (4) (5)
Activ Software Holdings, LLC	Software & Tech Services	Term Loan	11.90% (S + 6.25%; 1.00% Floor)	05/04/2027	2,510,561	2,451,997	7,868,164	(1)
Admiral Buyer, Inc	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(11,550)	2,498,008	(2) (6)
Admiral Buyer, Inc	Software & Tech Services	Revolver	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	—	(8,262)	—	(2) (6)
Admiral Buyer, Inc	Software & Tech Services	Term Loan	10.85% (S + 5.50%; 0.75% Floor)	05/08/2028	5,784,067	5,698,400	—	(1) (4) (5)
AMI US Holdings, Inc.	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.00% Floor)	04/01/2025	—	(1,216)	5,784,067	(2) (6)
AMI US Holdings, Inc.	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 1.00% Floor)	04/01/2025	7,923,845	7,884,633	—	(1) (4)
Avalara, Inc.	Software & Tech Services	Revolver	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	—	(21,501)	7,923,845	(2) (6)
Avalara, Inc.	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	10/19/2028	10,653,748	10,438,912	—	(1) (3) (4)
Avetta, LLC	Software & Tech Services	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	10/18/2030	21,899,376	21,416,141	10,653,748	(1) (4) (5)
Avetta, LLC	Software & Tech Services	Revolver	11.15% (S + 5.75%; 1.00% Floor)	10/18/2029	—	(45,405)	21,406,640	(2) (6)
Bonterra, LLC	Software & Tech Services	Revolver	7.25% (S + 7.25%; 0.75% Floor)	09/08/2027	345,525	334,749	(46,927)	(2)
Bonterra, LLC	Software & Tech Services	Term Loan	12.35% (S + 0.00%; 8.00% PIK; 0.75% Floor)	09/08/2027	2,713,108	2,675,770	328,249
Bonterra, LLC	Software & Tech Services	Term Loan	12.60% (S + 7.25%; 0.75% Floor)	09/08/2027	15,944,506	15,801,371	2,713,108	(1) (3) (4) (5)
Brightspot Buyer, Inc	Software & Tech Services	Revolver	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	—	(8,921)	15,705,338	(2) (6)
Brightspot Buyer, Inc	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,418,312	(17,007)	(3)
Brightspot Buyer, Inc	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,147,185	1,412,383	(1) (3)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	—	(6,691)	5,085,182	(2) (6)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	10.18% (S + 5.00%; 0.75% Floor)	06/30/2028	4,652,488	4,599,653	(8,834)	(3) (5)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	10.19% (S + 5.00%; 0.75% Floor)	06/30/2028	620,773	608,394	4,582,701	(3)
BusinesSolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	168,178	164,311	611,461	(2)
BusinesSolver.com, Inc.	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	12/01/2027	7,250,814	7,202,733	165,487	(3) (5)
Community Brands Parentco, LLC	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,836)	7,232,686	(2) (6)
Community Brands Parentco, LLC	Software & Tech Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	—	(5,845)	(6,258)	(2) (6)
Community Brands Parentco, LLC	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	02/24/2028	6,968,409	6,866,195	(7,301)	(1) (3) (5)
Coupa Holdings,LLC	Software & Tech Services	Delayed Draw Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	—	(10,483)	6,846,462	(2) (6)
Coupa Holdings,LLC	Software & Tech Services	Revolver	12.86% (S + 7.50%; 0.75% Floor)	02/27/2029	—	(15,673)	—	(2) (6)
Coupa Holdings,LLC	Software & Tech Services	Term Loan	12.86% (S + 7.50%; 0.75% Floor)	02/27/2030	10,617,824	10,370,153	(1,815)	(1) (4) (5)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	2,545,283	2,518,898	10,591,279	(4) (5)
Datacor, Inc.	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	442,618	425,112	2,513,467	(2)
Datacor, Inc.	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/29/2025	14,277,103	14,095,804	426,810	(1) (3) (5)
Degreed, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.96% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(50,032)	14,098,639	(2) (6)
Degreed, Inc.	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00% PIK; 1.00% Floor)	05/29/2026	—	(912)	(29,738)	(2) (6)
Degreed, Inc.	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	5,240,236	5,229,641	(13,579)	(3)
Degreed, Inc.	Software & Tech Services	Term Loan	12.46% (S + 5.50%; 1.50% PIK; 1.00% Floor)	05/29/2026	2,829,885	2,816,471	5,069,928	(3)
Dispatch Track, LLC	Software & Tech Services	Revolver	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	—	(897)	2,737,914	(2) (6)
Dispatch Track, LLC	Software & Tech Services	Term Loan	9.96% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,814,127	(1,510)	(1) (5)
EET Buyer, Inc.	Software & Tech Services	Revolver	12.03% (S + 6.50%; 0.75% Floor)	11/08/2027	207,326	190,901	9,800,687	(2)
EET Buyer, Inc.	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	4,139,650	4,048,102	191,776	(4)
EET Buyer, Inc.	Software & Tech Services	Term Loan	11.97% (S + 6.50%; 0.75% Floor)	11/08/2027	6,787,048	6,698,121	4,077,555	(3) (4) (5)
Exterro, Inc.	Software & Tech Services	Revolver	13.00% (S + 5.50%; 1.00% Floor)	06/01/2027	369,281	360,934	6,685,242	(2)
Exterro, Inc.	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	2,793,450	2,789,044	369,281	(1)
Exterro, Inc.	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	5,809,123	5,773,848	2,793,450	(1) (4)
Exterro, Inc.	Software & Tech Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	06/01/2027	6,237,900	6,221,684	5,809,122	(1) (3) (5)
Faithlife, LLC	Software & Tech Services	Delayed Draw Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	706,493	701,549	6,237,900	(1) (4)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Faithlife, LLC	Software & Tech Services	Revolver	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	—	(1,945)	706,493	(2) (6)
Faithlife, LLC	Software & Tech Services	Term Loan	10.95% (S + 5.50%; 1.00% Floor)	09/18/2025	303,402	301,275	—	(1) (4) (5)
Fusion Holding Corp	Software & Tech Services	Revolver	11.72% (S + 6.25%; 0.75% Floor)	09/15/2027	—	(23,232)	303,402	(2) (6)
Fusion Holding Corp	Software & Tech Services	Term Loan	11.72% (S + 6.25%; 0.75% Floor)	09/15/2029	16,726,111	16,416,902	(6,896)	(1) (3) (4) (5)
Fusion Risk Management, Inc.	Software & Tech Services	Revolver	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	—	(15,169)	16,642,480	(2) (6)
Fusion Risk Management, Inc.	Software & Tech Services	Term Loan	8.87% (S + 3.50%; 3.75% PIK; 1.00% Floor)	05/22/2029	7,135,236	7,008,832	(16,801)	(3)
G Treasury SS, LLC	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,826)	6,992,531	(2) (6)
G Treasury SS, LLC	Software & Tech Services	Delayed Draw Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(10,516)	(24,393)	(2) (6)
G Treasury SS, LLC	Software & Tech Services	Revolver	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	—	(16,835)	(15,245)	(2) (6)
G Treasury SS, LLC	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 1.00% Floor)	06/29/2029	$3,649,738	$3,599,124	$(18,294)	(1) (3)
Genesis Acquisition Co.	Software & Tech Services	Revolver	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	202,400	201,987	3,576,743	(3)
Genesis Acquisition Co.	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	3,631,930	3,616,293	202,400	(1) (5)
Genesis Acquisition Co.	Software & Tech Services	Term Loan	10.35% (S + 5.00%; 1.00% Floor)	07/31/2025	341,770	338,869	3,631,930	(5)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(14,935)	341,770	(2) (6)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	—	(11,873)	(12,323)	(2) (6)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	12,376,845	12,225,693	(6,045)	(3)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	12.35% (S + 7.00%; 1.00% Floor)	09/01/2028	14,507,975	14,223,098	12,253,076	(1) (3) (4)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	10.51% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	1,075,181	1,053,232	14,362,895	(2) (4) (8)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	9.35% (S + 4.00%; 6.00% PIK; 1.00% Floor)	09/16/2028	3,704,487	3,657,019	1,067,251	(1)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	5.50% (S + 5.50%; 1.00% Floor)	05/22/2026	—	(562)	3,685,964	(2) (6)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	05/22/2026	9,381,588	9,369,931	(5,709)	(1) (3) (5)
Hirevue, Inc.	Software & Tech Services	Revolver	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	—	(36,819)	9,264,318	(2) (6)
Hirevue, Inc.	Software & Tech Services	Term Loan	12.63% (S + 7.25%; 1.00% Floor)	05/03/2029	12,934,244	12,635,647	(28,808)	(4) (5)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(31,957)	12,707,894	(2) (6)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	7,875,642	7,784,890	—	(3) (5)
Iodine Software, LLC	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	—	(12,511)	7,875,642	(2) (6)
Iodine Software, LLC	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	05/19/2027	5,228,004	5,167,945	—	(1) (5)
Kaseya Inc.	Software & Tech Services	Delayed Draw Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	39,178	31,195	5,228,004	(2)
Kaseya Inc.	Software & Tech Services	Revolver	10.51% (S + 5.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	160,904	157,154	39,178	(2) (8)
Kaseya Inc.	Software & Tech Services	Term Loan	8.88% (S + 3.50%; 2.50% PIK; 0.75% Floor)	06/25/2029	10,596,694	10,472,462	157,711	(1) (4) (5)
Mavenlink, Inc.	Software & Tech Services	Revolver	11.76% (S + 0.00%; 0.75% Floor)	06/03/2027	1,446,026	1,423,378	10,543,710	(2)
Mavenlink, Inc.	Software & Tech Services	Term Loan	11.77% (S + 0.00%; 6.25% PIK; 0.75% Floor)	06/03/2027	15,264,979	15,074,764	1,409,946	(1) (3) (4)
Medbridge Holdings, LLC	Software & Tech Services	Revolver	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	—	(13,848)	14,959,680	(2) (6)
Medbridge Holdings, LLC	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	15,367,872	15,207,981	(17,203)	(1) (3) (5)
Medbridge Holdings, LLC	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/23/2026	974,356	961,512	15,175,773	(1)
Metametrics, Inc.	Software & Tech Services	Revolver	10.47% (S + 5.00%; 1.00% Floor)	09/10/2025	—	(3,745)	962,176	(2) (6)
Metametrics, Inc.	Software & Tech Services	Term Loan	10.45% (S + 5.00%; 1.00% Floor)	09/10/2025	3,472,106	3,449,523	—	(1) (5)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	576,078	573,348	3,472,106	(5)
Moon Buyer, Inc.	Software & Tech Services	Revolver	10.22% (S + 4.75%; 1.00% Floor)	04/21/2027	—	(9,788)	568,876	(2) (6)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	10.20% (S + 4.75%; 1.00% Floor)	04/21/2027	6,240,840	6,188,125	(14,547)	(1) (3) (4) (5)
Mykaarma Acquisition LLC	Software & Tech Services	Revolver	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	—	(8,417)	6,162,829	(2) (6)
Mykaarma Acquisition LLC	Software & Tech Services	Term Loan	8.38% (S + 3.00%; 3.75% PIK; 1.00% Floor)	03/21/2028	6,339,104	6,250,126	(4,449)	(3) (5)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	1,790,047	1,773,419	1,767,671	(5)
Navigate360, LLC	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	—	(7,831)	(7,553)	(2) (6)
Navigate360, LLC	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	2,243,081	2,208,661	2,215,042	(4) (5)
Navigate360, LLC	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	03/17/2027	4,155,627	4,099,241	4,103,682	(3)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(2,817)	(27,504)	(2) (6)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Revolver	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	—	(1,995)	(9,684)	(2) (6)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Term Loan	10.39% (S + 5.00%; 0.75% Floor)	06/11/2029	9,880,549	9,861,658	9,757,042	(1) (4) (5)
Netwrix Corporation And Concept Searching Inc.	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.25%; 0.75% Floor)	06/11/2029	—	(16,061)	(4,656)	(2) (6)
Penn TRGRP Holdings, LLC	Software & Tech Services	Revolver	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	—	(20,348)	(15,815)	(2) (6)
Penn TRGRP Holdings, LLC	Software & Tech Services	Term Loan	13.14% (S + 1.75%; 6.00% PIK; 0.75% Floor)	09/27/2030	6,956,801	6,824,545	6,852,449	(1) (3) (5)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,700,286	2,634,630	2,631,284	(1) (2) (5)
Pieper Memorial, LLC	Healthcare	Term Loan	11.44% (S + 6.00%; 1.00% Floor)	11/02/2027	2,072,313	2,032,917	2,030,866	(4) (5)
Ping Identity Corporation	Software & Tech Services	Revolver	12.36% (S + 7.00%; 0.75% Floor)	10/17/2028	—	(24,270)	—	(2) (6)
Ping Identity Corporation	Software & Tech Services	Term Loan	12.36% (S + 7.00%; 0.75% Floor)	10/17/2029	12,033,445	11,780,422	12,033,445	(1) (3) (4) (5)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	10.71% (S + 5.25%; 0.75% Floor)	11/18/2027	—	(15,877)	(20,987)	(2) (6)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	10.71% (S + 5.25%; 0.75% Floor)	11/17/2028	14,138,951	13,927,148	13,891,520	(1) (3) (5)
Sauce Labs, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.49% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	591,875	570,275	568,200	(2)
Sauce Labs, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.48% (S + 5.50%; 0.50% PIK; 1.00% Floor)	08/16/2027	1,934,726	1,911,106	1,896,031	(3)
Sauce Labs, Inc.	Software & Tech Services	Revolver	11.48% (S + 5.50%; 1.00% Floor)	08/16/2027	—	(15,757)	(25,636)	(2) (6)
Sauce Labs, Inc.	Software & Tech Services	Term Loan	10.98% (S + 5.50%; 0.05% PIK; 1.00% Floor)	08/16/2027	7,541,536	7,435,065	7,390,705	(3)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	3,096,164	2,959,098	2,973,261	(2) (3) (4)
Saviynt, Inc.	Software & Tech Services	Revolver	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	$ —	$(12,222)	$(12,196)	(2) (6)
Saviynt, Inc.	Software & Tech Services	Term Loan	9.46% (S + 4.00%; 3.50% PIK; 1.00% Floor)	12/22/2027	18,966,641	18,584,633	18,587,308	(1) (3)
Securonix, Inc.	Software & Tech Services	Revolver	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	—	(19,349)	(173,063)	(2) (6)
Securonix, Inc.	Software & Tech Services	Term Loan	11.41% (S + 6.00%; 0.75% Floor)	04/05/2028	8,546,314	8,438,887	7,584,854	(1) (3)
Serrano Parent, LLC	Software & Tech Services	Revolver	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	—	(47,644)	(41,720)	(2) (6)
Serrano Parent, LLC	Software & Tech Services	Term Loan	11.88% (S + 6.50%; 1.00% Floor)	05/13/2030	21,207,477	20,716,642	20,783,327	(1) (3) (4) (5)
Sirsi Corporation	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	—	(377)	—	(2) (6)
Sirsi Corporation	Software & Tech Services	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/15/2025	6,018,017	6,013,615	6,018,017	(1) (5)
SIS Purchaser, Inc.	Software & Tech Services	Revolver	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	—	(9,617)	(11,660)	(2) (6)
SIS Purchaser, Inc.	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	11,811,617	11,708,637	11,693,501	(1) (3) (5)
SIS Purchaser, Inc.	Software & Tech Services	Term Loan	10.96% (S + 5.50%; 1.00% Floor)	10/15/2026	2,261,109	2,239,519	2,238,497	(5)
Soladoc, LLC	Software & Tech Services	Delayed Draw Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(17,615)	(64,781)	(2) (6)
Soladoc, LLC	Software & Tech Services	Revolver	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	—	(8,820)	(22,085)	(2) (6)
Soladoc, LLC	Software & Tech Services	Term Loan	10.43% (S + 5.00%; 0.75% Floor)	06/12/2028	5,889,225	5,801,038	5,668,379	(1) (3)
SugarCRM, Inc.	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	—	(551)	—	(2) (6)
SugarCRM, Inc.	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	07/31/2024	4,268,824	4,258,942	4,268,824	(1) (3)
Sundance Group Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.72% (S + 6.25%; 1.00% Floor)	07/02/2027	3,547,253	3,505,087	3,520,649	(3) (4)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	10.51% (S + 6.25%; 1.00% Floor)	07/02/2027	709,451	692,581	698,809	(2) (8)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	11.74% (S + 6.25%; 1.00% Floor)	07/02/2027	463,790	453,063	460,312	(4)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	07/02/2027	11,824,177	11,683,610	11,735,496	(1) (5)
Sysnet North America, Inc.	Software & Tech Services	Term Loan	11.50% (S + 6.00%; 1.00% Floor)	12/01/2026	8,771,786	8,709,334	8,684,068	(1) (3) (5)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	—	(2,686)	(2,908)	(2) (6)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	9.72% (S + 4.25%; 1.00% Floor)	08/20/2027	7,874,692	7,802,059	7,795,945	(1) (5)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	85,551	81,079	75,106	(2)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	11.21% (S + 5.75%; 1.00% Floor)	12/16/2025	5,744,840	5,700,632	5,644,305	(3) (5)
Unanet, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.45% (S + 6.00%; 0.75% Floor)	12/08/2028	1,547,761	1,503,508	1,528,809	(2) (4)
Unanet, Inc.	Software & Tech Services	Revolver	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	—	(20,905)	(12,635)	(2) (6)
Unanet, Inc.	Software & Tech Services	Term Loan	11.35% (S + 6.00%; 0.75% Floor)	12/08/2028	12,003,044	11,803,922	11,883,013	(3) (5)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	477,340	473,604	470,180	(3)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	322,391	319,620	317,555	(1)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	690,794	690,794	680,432	(3)
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	—	(2,335)	(3,441)	(2) (6)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	263,748	257,746	259,792
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	136,383	134,447	134,337	(3)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	12.00% (S + 6.50%; 1.00% Floor)	04/30/2027	2,717,277	2,693,939	2,676,518	(1) (3)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	1,163,793	1,148,926	1,143,427	(1)
Vectra AI, Inc.	Software & Tech Services	Revolver	11.71% (S + 6.25%; 1.00% Floor)	03/02/2028	—	(2,598)	(4,073)	(2) (6)
Vectra AI, Inc.	Software & Tech Services	Term Loan	11.82% (S + 6.25%; 1.00% Floor)	03/02/2028	5,552,870	5,473,638	5,455,695	(1) (3) (4)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	10.55% (S + 5.00%; 0.75% Floor)	05/24/2028	6,195,183	6,143,886	6,086,767	(3) (4)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	10.46% (S + 5.00%; 0.75% Floor)	05/24/2028	123,904	110,136	102,220	(2)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	10.54% (S + 5.00%; 0.75% Floor)	05/24/2028	22,302,658	22,054,831	21,912,362	(1) (3) (5)
Velocity Purchaser Corporation	Software & Tech Services	Revolver	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	—	(530)	—	(2) (6)
Velocity Purchaser Corporation	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	2,141,338	2,136,197	2,141,338	(1)
Velocity Purchaser Corporation	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	532,667	531,087	532,666	(1)
Velocity Purchaser Corporation	Software & Tech Services	Term Loan	11.96% (S + 6.50%; 1.00% Floor)	12/02/2024	4,229,879	4,210,048	4,229,879	(1) (5)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	1,727,307	1,675,853	1,697,079	(1) (5)
Veracross LLC	Software & Tech Services	Revolver	12.38% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	—	(15,012)	(19,470)	(2) (6)
Veracross LLC	Software & Tech Services	Term Loan	7.46% (S + 2.00%; 4.50% PIK; 1.00% Floor)	12/28/2027	13,537,910	13,372,753	13,300,997	(3)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	3,360,201	3,268,372	3,259,395	(4)
Vhagar Purchaser, LLC.	Software & Tech Services	Delayed Draw Term Loan	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	168,010	155,518	154,943	(2)
Vhagar Purchaser, LLC.	Software & Tech Services	Revolver	12.39% (S + 7.00%; 1.00% Floor)	06/11/2029	—	(10,203)	(11,201)	(2) (6)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	$ —	$(27,372)	$ —	(2) (6)
Zendesk, Inc.	Software & Tech Services	Revolver	6.25% (S + 6.25%; 0.75% Floor)	11/22/2028	—	(22,519)	(3,432)	(2) (6)
Zendesk, Inc.	Software & Tech Services	Term Loan	8.36% (S + 6.25%; 3.25% PIK; 0.75% Floor)	11/22/2028	13,681,445	13,453,800	13,647,242	(1) (3) (5)
Fullsteam Operations LLC	Digital Infrastructure & Services	Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	4,978,075	4,855,464	4,853,623	(4) (5)
Next Holdco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(24,495)	(24,890)	(1) (4) (5)
Next Holdco, LLC	Digital Infrastructure & Services	Revolver	11.79% (S + 6.25%; 3.00% Floor)	11/30/2028	—	(15,310)	(15,556)	(2) (6)
Next Holdco, LLC	Software & Tech Services	Term Loan	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	13,118,364	12,795,384	12,790,405	(2) (6)
Pace Health Companies, LLC	Software & Tech Services	Revolver	12.10% (S + 6.75%; 1.00% Floor)	11/08/2030	—	(33,485)	(34,162)	(4)
Pace Health Companies, LLC	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	707,091	662,122	672,048	(2)
Towerco IV Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(15,347)	(15,575)	(1) (2) (4) (5)
Your Part-Time Controller, LLC	Software & Tech Services	Revolver	13.76% (S + 8.25%; 1.00% Floor)	11/27/2029	—	(12,279)	(12,460)	(4)
Your Part-Time Controller, LLC	Software & Tech Services	Term Loan	13.78% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,204,446	7,201,220	(2) (6)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	9,285,113	9,147,753	9,145,836	(2) (6)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.37% (S + 6.00%; 0.75% Floor)	11/12/2030	—	(17,499)	(17,856)	(2) (6)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	11.37% (S + 6.00%; 0.75% Floor)	11/09/2029	—	(13,091)	(13,403)
Heartland PPC Buyer LLC	Healthcare	Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	1,383,033	1,364,426	1,383,033	(2) (6)
Heartland PPC Buyer LLC	Healthcare	Delayed Draw Term Loan	12.05% (S + 6.50%; 1.00% Floor)	08/02/2025	195,120	180,661	195,120	(2) (6)
Heartland PPC Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.71% (S + 4.25%; 1.00% Floor)	08/31/2028	17,672,017	17,596,763	17,429,698	(1) (4) (5)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Your Part-Time Controller, LLC	Business Services	Term Loan	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	6,907,709	6,772,375	6,769,554
Your Part-Time Controller, LLC	Business Services	Revolver	11.36% (S + 6.00%; 1.00% Floor)	11/14/2029	—	(12,299)	(12,559)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(3,296)	(3,308)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	—	(10,031)	(10,067)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	10.86% (S + 5.50%; 0.75% Floor)	12/24/2029	8,820,249	8,688,410	8,687,945
Heartland PPC Buyer LLC	Business Services	Delayed Draw Term Loan	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(18,708)	(18,839)
Heartland PPC Buyer LLC	Business Services	Revolver	11.35% (S + 5.75%; 0.75% Floor)	10/12/2029	—	(22,428)	(22,607)
Heartland PPC Buyer LLC	Business Services	Term Loan	11.35% (S + 5.75%; 0.75% Floor)	12/12/2029	5,651,762	5,539,510	5,538,726
Total U.S. 1st Lien/Senior Secured Debt						1,270,618,569	1,246,838,945
2nd Lien/Junior Secured Debt —1.83%
Conterra Ultra Broadband Holdings, Inc.	Digital Infrastructure & Services	Term Loan	13.96% (S + 8.50%; 1.00% Floor)	04/30/2027	6,537,710	6,489,084	6,521,366	(1) (5)
Symplr Software, Inc.	Software & Tech Services	Term Loan	13.36% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,089,537	2,684,519	(1) (4)
Total U.S. 2nd Lien/Junior Secured Debt						9,578,621	9,205,885
Total U.S. Corporate Debt						1,280,197,190	1,256,044,830
Canadian Corporate Debt —4.74%
1st Lien/Senior Secured Debt —4.74%					8,684,697	8,622,463	8,619,561	(1) (5) (9)
Syntax Systems Ltd	Digital Infrastructure & Services	Term Loan	10.96% (S + 5.50%; 0.75% Floor)	10/29/2028	597,175	591,592	589,872	(2) (9)
Syntax Systems Ltd	Digital Infrastructure & Services	Revolver	10.96% (S + 5.50%; 0.75% Floor)	10/29/2026	735,190	727,122	735,190	(1) (9)
McNairn Holdings Ltd.	Business Services	Term Loan	11.98% (S + 6.50%; 0.50% PIK; 1.00% Floor)	11/25/2025	13,258,433	13,083,544	12,993,265	(1) (3) (5) (9)
Banneker V Acquisition, Inc.	Software & Tech Services	Term Loan	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	—	(13,323)	(17,934)	(2) (6) (9)
Banneker V Acquisition, Inc.	Software & Tech Services	Revolver	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025	1,024,233	1,016,162	1,003,748	(5) (9)
Banneker V Acquisition, Inc.	Software & Tech Services	Delayed Draw Term Loan	12.96% (S + 7.00%; 1.00% Floor)	12/04/2025		24,027,560	23,923,702
Total Canadian 1st Lien/Senior Secured Debt						24,027,560	23,923,702
Total Canadian Corporate Debt

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock —1.74%
MSP Global Holdings, Inc	Class A	Digital Infrastructure & Services	01/24/2022	$333,937	$272,826	$327,690	(11)
Bowline Topco LLC	LLC Units	Energy	08/09/2021	2,946,390	—	—	^^ (11) (12)
Alphasense, Inc.	Series C	Software & Tech Services	06/01/2021	23,961	369,843	632,053	(9) (11)
Concerto Health AI Solutions, LLC	Series B-1	Software & Tech Services	12/23/2019	65,614	349,977	327,029	(11) (12)
Datarobot, Inc.	Series E	Software & Tech Services	08/30/2019	38,190	289,278	263,363	(11)
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	62,997	(11)
Degreed, Inc.	Series C-1	Software & Tech Services	06/25/2019	43,819	278,541	241,557	(11)
Degreed, Inc.	Series D	Software & Tech Services		16,943	278,308	231,450	(11)
Content Square SAS	Series F	Software & Tech Services		24,472	206,755	206,715	(11)
Content Square SAS	Earn Out	Software & Tech Services		2,027	8,561	—	(11)
Knockout Intermediate Holdings I, Inc. (Kaseya, Inc.)	Perpetual	Software & Tech Services	06/23/2022	1,345	1,311,760	1,576,537	(11)
Netskope, Inc.	Series G	Software & Tech Services	01/27/2020	36,144	302,536	399,649	(11)
Phenom People, Inc.	Series C	Software & Tech Services	01/08/2020	35,055	220,610	395,180	(11)
Protoscale Rubrik, LLC	Class B	Software & Tech Services	01/04/2019	25,397	598,212	640,415	(11)
Swyft Parent Holdings LP	Preferred Units	Software & Tech Services	02/07/2022	850,470	758,389	943,224	(11) (12)
Symplr Software Intermediate Holdings, Inc.	Series A	Software & Tech Services	11/30/2018	1,196	1,160,532	2,056,192	(11)
Vectra AI, Inc	Series F	Software & Tech Services	05/28/2021	17,064	131,095	104,619	(11)
SCP Resonatics Aggregator I, LLC	Class A	Healthcare		541	368,990	368,990	(11)
Total U.S. Preferred Stock					6,994,461	8,777,660
U.S. Common Stock —2.00%
Content Square SAS	Ordinary Shares	Software & Tech Services		$75,889	$416,757	$416,758	(11)
Global Radar Holdings, LLC	Earn Out	Business Services	11/08/2022	125	—	—	(11) (12)
AEG Holding Company, Inc.	Class A	Consumer Discretionary	11/20/2017	320	321,309	252,213	(11)
Freddy’s Acquisition, LP (Freddy’s Frozen Custard, LLC)	LP Interests	Consumer Non-Cyclical	03/03/2021	72,483	72,483	143,917	(11)
8x8, Inc.	Common Units	Digital Infrastructure & Services		7,886	170,890	29,809	(9) (11) (13)
Avant Communications, LLC	Class A	Digital Infrastructure & Services	11/30/2021	236,307	236,307	344,264	(11) (12)
MSP Global Holdings, Inc.	Class A	Digital Infrastructure & Services	01/24/2022	333,937	61,110	86,110	(11)
NEPCORE Parent Holdings, LLC	LP Interests	Digital Infrastructure & Services	10/21/2021	98	97,884	30,933	(11)
Neutral Connect, LLC	LLC Units	Digital Infrastructure & Services	10/21/2021	396,513	439,932	227,344	(11)
Thrive Parent, LLC	Class L	Digital Infrastructure & Services	01/22/2021	102,108	271,128	486,246	(11)
Advantage AVP Parent Holdings, L.P. (Medical Management Resource Group, LLC)	Units	Healthcare	09/30/2021	34,492	34,492	28,007	(11)
American Outcomes Management, L.P.	Class A	Healthcare	02/17/2022	290,393	18,979	454,404	(11) (12)
Community Based Care Holdings, LP	Senior Common Units	Healthcare	01/03/2022	179	178,916	245,905	(11)
GSV MedSuite Investments, LLC (Millin Purchaser, LLC)	Class A	Healthcare	03/31/2022	86,555	86,555	73,611	(11)
Health Platform Group, Inc	Earn Out	Healthcare	10/31/2020	16,502	—	4,455	(11)
INH Group Holdings, Inc.	Class A	Healthcare	01/31/2019	484,552	484,552	9,135	(11)
RCFN Parent, LP (People’s Care)	LP Interests	Healthcare	06/18/2021	77	78,284	80,825	(11)
REP Coinvest III AGP Blocker, L.P. (Agape Care Group)	LP Interests	Healthcare	10/14/2021	590,203	590,203	1,021,579	(11)
SBS Super Holdings, LLC	Class A	Healthcare	05/12/2023	21	—	—	^^^ (11)
SBS Super Holdings, LLC	Class B	Healthcare	05/12/2023	100	10	—	^^^ (11)
Brightspot Holdco, LLC	Class A	Software & Tech Services	11/16/2021	433,207	433,207	450,807	(11)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value	Tickmarks
GSV Vehlo Investments, LLC (Vehlo Purchaser, LLC)	Class A	Software & Tech Services	05/24/2022	150,297	150,297	179,340	(11)
Human Security	Class A	Software & Tech Services	07/29/2022	329,116	953,134	639,114	(11)
Moon Topco, L.P. (Radiant Logic, Inc.)	Class A	Software & Tech Services	04/21/2021	3,600	35,999	54,330	(11)
Mykaarma Acquisition LLC	LP Interests	Software & Tech Services	03/21/2022	257,031	257,031	340,890	(11)
Pamlico Part Time	LP Interests	Software & Tech Services		138,390	138,390	138,390	(11)
Ranger Lexipol Holdings, LLC	Class A	Software & Tech Services	11/18/2021	433	355,837	464,789	(11)
Ranger Lexipol Holdings, LLC	Class B	Software & Tech Services	11/18/2021	433	77,371	105,986	(11)
REP Coinvest III Tec, L.P. (American Safety Holdings Corp.)	LP Interests	Software & Tech Services	06/18/2020	167,509	190,658	267,689	(11)
Servpro, LLC	LP Interests	Business Services		277,533	277,533	277,533	(11)
Stripe, Inc.	Class B	Software & Tech Services		4,158	166,854	94,948	(11)
Swyft Parent Holdings LP	LP Interests	Software & Tech Services	02/07/2022	4,485	53,049	48,549	(11) (12)
SCP Resonatics Aggregator I, LLC	Class B	Healthcare		32,450	171,840	171,840	(11)
ADT Commercial Co Invest	LP Interests	Healthcare	09/29/2023	1,100,000	1,100,000	1,100,000	(9) (11)
REP Coinvest III-A Omni, L.P. (Omni Logistics, LLC)	LP Interests	Transport & Logistics	02/05/2021	193,770	53,301	263,971	(11)
REP RO Coinvest IV A Blocker (Road One)	Class A	Transport & Logistics	12/28/2022	66,441,840	$664,418	$759,364	(11)
Consortium Networks, LLC	LP Interests	Software & Tech Services		776,334	776,334	776,334	(11)
Total U.S. Common Stock					9,415,044	10,069,389
U.S. Warrants —0.20%
Alphasense, Inc., expire 05/29/2027	Series B	Software & Tech Services	06/02/2020	40,394	35,185	765,510	(9)(11)
Degreed, Inc., expire 04/11/2028	Series D	Software & Tech Services	04/11/2021	7,624	—	5,736	(11)
Degreed, Inc., expire 05/31/2026	Series C -1	Software & Tech Services	05/31/2019	26,294	46,823	49,501	(11)
Degreed, Inc., expire 08/18/2029	Common Shares	Software & Tech Services	08/18/2022	9,374	41,527	22,124	(11)
ScyllaDB, Inc., expire 09/08/2032	Series C-1	Software & Tech Services	09/08/2022	239,984	43,880	98,162	(9)(11)
Vectra AI, Inc., expire 03/18/2031	Series F	Software & Tech Services	03/18/2021	35,156	58,189	77,654	(11)
Total U.S. Warrants					225,605	1,018,687
United Kingdom Warrants —0.05%
GlobalWebIndex, Inc., expire 12/30/2027	Preferred Units	Software & Tech Services	12/30/2020	11,776	159,859	272,172	(11)
Total United Kingdom Warrants					159,859	272,172

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies —2.18%
Orangewood WWB Co-Invest, L.P.	LP Interests			$829,314	$829,314	$1,127,867	(11) (14)
ORCP III Triton Co-Investors, L.P.	LP Interests			341,592	98,394	789,761	(11) (14)
AB Equity Investors, L.P.	LP Interests			5,377,887	5,377,887	6,064,911	(11) (14)
Falcon Co-Investment Partners, L.P.	LP Interests			818,579	818,579	819,397	(11) (14)
GHP E Aggregator, LLC	LLC Units			417,813	186,588	666,829	(11) (14)
GHP SPV 2, L.P.	LP Interests			271,942	271,942	267,863	(9) (11) (14)
Magenta Blocker Aggregator, LP	LP Interests			821,397	676,978	1,016,067	(11) (14)
Palms Co-Investment Partners, L.P.	LP Interests			261,449	261,449	261,449	(11) (14)
Total U.S. Investment Companies					8,521,131	11,014,144
TOTAL INVESTMENTS—260.04%(15)					$1,329,540,850	$1,311,120,584	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2023

Portfolio Company		Industry		Shares	Cost	Fair Value	Tickmarks
Cash Equivalents —11.35%
Blackrock T Fund I	Money Market	Money Market Portfolio	5.26%	$29,297,280	$29,297,280	$29,297,280	(13) (16) (17)
State Street Institutional US Government Money Market Fund	Money Market	Money Market Portfolio	5.23%	5,594,935	5,594,935	5,594,935	(13) (16) (17)
US Bank MMDA GCTS Money Market Fund	Money Market	Money Market Portfolio	4.75%	22,338,035	22,338,035	22,338,035	(13) (16) (17)
Total Cash Equivalents					57,230,250	57,230,250
Cash —3.06%
US Dollar	Cash	USD		15,441,678	15,441,678	15,441,678
Total Cash					15,441,678	15,441,678
Total Cash and Cash Equivalents					72,671,928	72,671,928
LIABILITIES IN EXCESS OF OTHER ASSETS—(174.45%)						$(879,595,267)
NET ASSETS—100.00%						$504,197,245

(++) Unless otherwise indicated, all securities represent co-investments made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”. Industry sectors have been updated with the addition of new sub-industries and moving some industries to relevant sub-industries.

+ As of December 31, 2023, qualifying assets represented 92.29% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

* Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.

# Percentages are based on net assets.

^ Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“SOFR”) or the U.S. Prime rate. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to 30-day, 60-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. SOFR loans may be subject to interest floors. As of December 31, 2023, rates for weekly 1M S, 3M S and 6M S are 5.34%, 5.36% and 5.35%, respectively. As of December 31, 2023, the U.S. Prime rate was 8.5%.

^^ Controlled affiliated investment. See Note 3 “Related Party Transactions”.

^^^ Non-controlled affiliated investment. See Note 3 “Related Party Transactions”.

See Notes to Consolidated Financial Statements

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

December 31, 2024

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. The total Capital Commitments of investors in the Fund as of December 31, 2024 is $720,877,746, of which 26% or $184,721,292 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

The Fund may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Fund on an ongoing basis. These fees and any other income are recognized as earned. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized up-front loan origination fees and unamortized discounts are recorded as interest income.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Fund had certain investments held in five portfolio companies on non-accrual status, which represented 1.31% and 0.18% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value. As of December 31, 2023, the Fund had certain investments held in three portfolio companies on non-accrual status, which represented 1.46% and 0.46% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of December 31, 2024, and December 31, 2023, $0 and $0, respectively, of accrued excise taxes remained payable.

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Fund accrued income taxes of $359,038, $523,389 and $1,181,087, respectively. As of December 31, 2024, and December 31, 2023, $288,433 and $241,195, respectively, of accrued income taxes remained payable.

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company adopted this ASU in the current year, and it did not have a material impact on the Fund's consolidated financial statements.

Segment Reporting

The Fund represents a single operating segment. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Fund’s Chief Financial Officer is the CODM. The CODM monitors the operating results of the Fund as a whole and the pre-determined Fund’s long term investment strategy, which is executed by the Fund management group. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segments performance versus the Fund’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated statement of assets and liabilities and segment expenses are listed on the consolidated statement of operations.

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

For the year ended December 31, 2024, December 31, 2023, and December 31, 2022, the Fund incurred a management fee of $20,213,153, $16,898,965, and $14,216,401, respectively of which for the year ended December 31, 2024, December 31, 2023, and December 31, 2022, $0, $0, and $283,566, respectively was voluntarily waived by the Adviser. As of December 31, 2024, and December 31, 2023, $5,451,281 and $4,479,535, respectively, of accrued management fee remained payable.

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

For the year ended December 31, 2024, December 31, 2023, and December 2022, the Fund incurred income – based incentive fees of $13,311,149, $11,850,031 and $6,693,257, respectively. As of December 31, 2024, and December 31, 2023, $3,352,536, and $3,369,132, respectively, of accrued income-based incentive fees remained payable.

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

While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the year ended December 31, 2024 or for the year ended December 31, 2023. For the year ended December 31, 2022, the Fund reduced the previously recognized capital gains incentive fee under GAAP by $1,283,044, which was not realized. As of December 31, 2024 and December 31, 2023, no capital gains incentive fee remained payable.

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

Administration Agreement and Expense Reimbursement Agreement

The Fund has entered into the Administration Agreement with the Administrator and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator will be responsible for providing the Fund with clerical, bookkeeping, record keeping and other administrative services. The Fund will reimburse the Adviser an amount equal to the Fund’s allocable portion (subject to the review of its Board) of the Fund's overhead resulting from the Fund's obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

The Fund has not received expense support from the Adviser since 2020 and has not made reimbursement payments since 2022. For the year ended December 31, 2022, the Fund made $259,263 in reimbursement payments to the Adviser.

Transfer Agency Agreement

On September 26, 2017, the Fund and Alliance Bernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Fund accrued $140,303, $143,797 and $122,244, respectively, in transfer agent fees. As of December 31, 2024 and December 31, 2023, $37,384 and $35,381, respectively, of accrued transfer agent fees remained payable.

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

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2024
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	237,136	19,465	(204,859)	—	8,622	60,364	—
Delaware Valley Management Holdings, Inc.	624,645	21,075	(600,239)	—	67,516	112,997	—
Delaware Valley Management Holdings, Inc.	350,292	—	(309,170)	—	48,068	89,190	—
Delaware Valley Management Holdings, Inc.	2,252,790	10,273	(1,946,168)	—	256,542	573,437	—
Total Non-Controlled Affiliates	$3,464,863	$50,813	$(3,060,436)	$—	$380,748	$835,988	$—

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2023
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$10	$—	$—	$(10)	$—	$—
Delaware Valley Management Holdings, Inc.	—	235,903	—	—	1,233	237,136	—
Delaware Valley Management Holdings, Inc.	—	773,399	—	—	(148,754)	624,645	—
Delaware Valley Management Holdings, Inc.	—	329,240	—	—	21,052	350,292	—
Delaware Valley Management Holdings, Inc.	—	2,117,326	—	—	135,464	2,252,790	—
Total Non-Controlled Affiliates	$—	3,455,878	—	—	8,985	3,464,863	$—
Controlled Affiliates
Bowline Topco LLC	$173,837	$—	$(307,140)	$307,140	$(173,837)	$—	$—
Total Controlled Affiliates	$173,837	$—	$(307,140)	$307,140	$(173,837)	$—	$—
Total Affiliates	$173,837	$3,455,878	$(307,140)	$307,140	$(164,852)	$3,464,863	$—

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

4. Borrowings

Credit Facilities

HSBC Credit Facility

On July 8, 2021, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund has entered into a number of amendments to the 2021 HSBC Credit Facility through November 15, 2024 the latest details of which are reflected in the notes below.

Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus a spread of 3.00% per annum for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of .(x) with respect to any day on which the Principal Obligations (as defined in the 2021 HSBC Credit Agreement) are then-currently greater than 66% of the Maximum Commitment (as defined in the 2021 HSBC Credit Agreement), 0.35% per annum, (y) with respect to any day on which the Principal Obligations are then-currently less than or equal to 66% and greater than thirty-three percent 33% of the Maximum Commitment, 0.50% per annum and (z) with respect to any day on which the Principal Obligations are then-currently less than or equal to 33% of the Maximum Commitment, 1.00% per annum.

As of December 31, 2024, the maximum commitment under the 2021 HSBC Credit Facility is $250,000,000, and the Fund’s facility sublimit is $40,000,000. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. Any amounts borrowed under the 2021 HSBC Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on June 6, 2025. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund(“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, National Association (“U.S. Bank”), as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”).ABPCIC Funding II has entered into a number of amendments of the Synovus Credit Facility through October 26, 2023, the latest details of which are reflected in the notes below.

As of December 31, 2024, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the Synovus Credit Facility bear interest based on an annual adjusted SOFR for the relevant interest period, plus a spread of 3.00% per annum Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) October 15, 2025 (or such later date mutually agreed to by ABPCIC Funding II and Synovus) or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

Natixis Credit Facility

On April 21, 2023, ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding IV”), entered into a warehouse financing transaction (the “2021 Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent, and collateral administrator. ABPCIC Funding IV has entered into a number of amendments of the Natixis Credit Facility through October 17, 2024, the latest details of which are reflected in the notes below.

As of December 31, 2024, the Natixis Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swing line Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $175,000,000, and the total Class A-T commitment as of the closing date is $25,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate plus a spread of 2.25%. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on April 21, 2025.

The Natixis Credit Facility is secured by ABPCIC Funding IV’s right, title and interest in the pledged collateral, which includes(but is not limited to): all collateral loans; the custodial accounts, the eligible accounts, and the eligible investments; cash, money, securities, reserves and other property of ABPCIC Funding IV; all related property; and certain agreements entered into in connection with the Natixis Credit Facility.

As of December 31, 2024, the Natixis Credit Facility includes customary covenants, including certain limitations on the incurrence by ABPCIC Funding IV of additional indebtedness, as well as customary events of default. The stated maturity date of the Natixis Credit Facility is April 21, 2033.

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund ("ABPCIC Funding V"), entered into a warehouse financing transaction (the “MUFG Credit Facility,” and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility and the MUFG Credit Facility, the “Credit Facilities”)

In connection with the MUFG Credit Facility, ABPCIC Funding V entered into, among other agreements, (i) the credit agreement (the “MUFG Credit Agreement”) among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “MUFG Collateral Agent”) and collateral administrator (in such capacity, the “MUFG Collateral Administrator”), and U.S. Bank National Association, as document custodian, (ii) the control agreement , among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “MUFG Securities Intermediary”), (iii) the collateral management agreement (the “MUFG Collateral Management Agreement”), between ABPCIC Funding V and the Adviser, as collateral manager (in such capacity, the “MUFG Collateral Manager”), (iv) the collateral administration agreement (the “MUFG Collateral Administration Agreement”), among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer.

As of December 31, 2024, the MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the MUFG Credit Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the MUFG Credit Agreement, in each case, plus an applicable spread of 2.10% per annum or 2.60% per annum for borrowings utilized for certain purchases. Interest is payable quarterly in arrears. Any amounts borrowed under the MUFG Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) September 19, 2029 or (ii) upon certain other events which result in accelerated maturity under the MUFG Credit Facility. The availability period with respect to the revolving commitments under the MUFG Credit Facility will terminate on September 19, 2026. Borrowing under the MUFG Credit Facility is subject to certain restrictions contained in the 1940 Act.

Borrowings under the MUFG Credit Agreement are secured by all of the assets held by ABPCIC Funding V. Pursuant to the MUFG Collateral Management Agreement, the MUFG Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the MUFG Credit Facility. The MUFG Collateral Manager has elected to waive any fees that would otherwise be payable under the MUFG Credit Agreement and the MUFG Collateral Management Agreement ABPCIC Funding V will reimburse the expenses incurred by the MUFG Collateral Manager in the performance of its obligations under the MUFG Collateral Management Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding V has made customary representations and warranties under the MUFG Collateral Management Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

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

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$10,000,000	$30,000,000	$10,000,000
Synovus	200,000,000	188,250,000	11,750,000	188,250,000
Natixis	200,000,000	200,000,000	—	200,000,000
MUFG	150,000,000	104,000,000	46,000,000	104,000,000
Total	$590,000,000	$502,250,000	$87,750,000	$502,250,000

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2023 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$8,000,000	$32,000,000	$8,000,000
Synovus	200,000,000	198,000,000	2,000,000	198,000,000
Natixis	200,000,000	105,500,000	94,500,000	105,500,000
Total	$440,000,000	$311,500,000	$128,500,000	$311,500,000

As of December 31, 2024 and December 31, 2023, deferred financing costs were $2,835,743 and $2,461,248, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

Collateralized Loan Obligations

CLO VI

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd (“CLO VI”), an exempted company incorporated with limited liability under the laws of the Cayman Islands (the “VI Issuer”) and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the “VI Co-Issuer,” and together with the VI Issuer, the “VI Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO VI Transaction”). The stated reinvestment date was August 9, 2022.

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

The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$98,041,837
Class A-1-L Senior Secured Floating Rate Note (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,841,098
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,936,439
Class A-2-R Senior Secured Deferrable Floating Rate (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,407,837
Class B-R Senior Secured Deferrable Floating Rate (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

* Class B-R, Class C-R and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $353,110 and $169,679, respectively, as of December 31, 2024 and are reflected on the consolidated statements of assets and liabilities.

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

The Adviser serves as collateral manager to the VI Issuer pursuant to a collateral management agreement between the Adviser and the VI Issuer (the “CLO VI Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement. Pursuant to a new CLO notes issuance, a collateral management fee is no longer charged as long as the Adviser serves as a collateral manager and as such, for the year ended December 31, 2024, the Fund incurred no collateral management fees. For the year ended December 31, 2023 the Fund incurred no collateral management fees. For the year ended December 31, 2022, the Fund incurred collateral management fees of $588,476, which was voluntarily waived by the Adviser.

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 2.60%	$226,418,256
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 3.65%	$35,750,251
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 4.55%	$35,750,251
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 6.90%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

(1) Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $2,081,242 respectively, as of December 31, 2024 and are reflected on the consolidated statements of assets and liabilities.

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

Secured Borrowings outstanding as of December 31, 2024 were as follows :

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Bonterra LLC	9/6/2024	120 days or less from trade date	2.37	$2,319,165
Colo Holdings, LLC	9/5/2024	120 days or less from trade date	2.37	525,952
				$2,845,117

Secured Borrowings outstanding as of December 31, 2023 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Saviynt, Inc.	10/23/2023	90 days or less from trade date	2.27	$2,325,617
				$2,325,617

As of December 31, 2024 and December 31, 2023, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Credit Facilities, Notes and Secured Borrowings were $1,049,241,086 and $856,504,192, respectively.

Interest Expense Borrowings

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the components of interest and other debt expenses related to the borrowings were as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest and borrowing expenses	$75,325,877	$62,143,437	$27,779,045
Commitment fees	568,870	677,738	568,349
Amortization of discount, debt issuance and deferred financing costs	3,978,731	3,851,415	4,576,317
Total	79,873,478	$66,672,590	$32,923,711
Weighted average interest rate(1)	8.08%	7.83%	4.32%
Average outstanding balance	$938,831,078	$797,276,741	$642,477,571

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

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

•
Level 1 – Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•
Level 2 – Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or whose market prices are not readily available, as is the case for a substantial portion of the Fund’s investments, are valued at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Adviser and independent third-party valuation firms engaged at the direction of the Board to review the Fund’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. The Board may modify the Fund’s valuation procedures from time to time.t

With respect to the quarterly valuation of investments, the Fund undertakes a multi-step valuation process each quarter in connection with determining the fair value of its investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

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

•
For investments not valued by an independent valuation firm, the Adviser will determine the valuation and the independent valuation firm will provide a positive assurance

•
The Adviser’s Fair Value Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and to ensure the valuations are reasonable; and
•
The Audit Committee reviews the valuation recommendations made by the Adviser’s Fair Value Committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board.

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

The following table summarizes the valuation of the Fund’s investments as of December 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$44,958,333	$—	$—	$44,958,333
Total Cash Equivalents	$44,958,333	$—	$—	$44,958,333

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,582,307,975	$1,582,307,975
2nd Lien/Junior Secured Debt	—	—	2,825,397	2,825,397
Preferred Stock	—	—	8,028,728	8,028,728
Common Stock	—	131,764	10,996,373	11,128,137
Warrants	—	—	1,703,357	1,703,357
Total	$—	$—	$1,605,861,830	$1,605,993,594
Investments valued at NAV as a practical expedient#				24,355,711
Total assets#				$1,630,349,305

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

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2024	$1,270,762,647	$9,205,885	$8,777,660	$10,039,580	$1,290,859	$1,300,076,631
Purchases (including PIK)	513,442,490	—	—	1,232,430	—	514,674,920
Sales and principal payments	(216,214,013)	(6,537,711)	(771,864)	—	—	(223,523,588)
Realized Gain (Loss)	733,497	—	173,651	—	—	907,148
Net Amortization of Premium/Discount	6,586,088	54,939	—	—	—	6,641,027
Transfers Out	—	—	(368,990)	(1,813,344)	—	(2,182,334)
Net Change in Unrealized Appreciation (Depreciation)	6,997,266	102,284	218,271	1,537,707	412,498	9,268,026
Balance as of December 31, 2024	$1,582,307,975	$2,825,397	$8,028,728	$10,996,373	$1,703,357	$1,605,861,830
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$5,470,146	$134,565	$260,473	$1,542,159	$412,498	$12,454,985

For the year ended December 31, 2024, there were no transfers into Level 3.

For the year ended December 31, 2024, there were transfers out of Level 3 into Level 2 of $263,971. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained.

Further amounts of $1,918,363 of Common Stock and Preferred Stock were transferred out of Level 3 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from levels 1, 2 or 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2023:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt		Preferred Stock		Common Stock		Warrants		Total
Balance as of January 1, 2023	$1,088,190,382	$10,640,036		$9,218,222		$7,420,892		$994,095		$1,116,463,627
Purchases (including PIK)	331,961,677	—		307,380		2,953,033		41,528		335,263,618
Sales and principal payments	(155,742,027)	(1,230,106)		(838,348)		(344,961)		—		(158,155,442)
Realized Gain (Loss)	(3,284,325)	—		(652,009)		6,244		—		(3,930,090)
Net Amortization of Premium/Discount	6,043,162	32,368		—		—		—		6,075,530
Transfers In	—	—		—		—		—		—
Transfers Out	—	—		—		—		—		—
Net Change in Unrealized Appreciation (Depreciation)	3,593,778	(236,413)		742,415		4,372		255,236		4,359,388
Balance as of December 31, 2023	$1,270,762,647	$9,205,885	$—	$8,777,660	$—	$10,039,580	$—	$1,290,859	$—	$1,300,076,631
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(31,790)	$(253,588)		$217,846		$4,372		$255,236		$192,076

For the year ended December 31, 2023, there were no transfers into or out of Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2024 and December 31, 2023, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,430,997,418	Market Yield Analysis	Market Yield	8.3% - 25.6% (10.4%)	Decrease
	2,046,578	Market Approach	EBITDA Multiple	5.8X	Increase
	39,019	Liquidation Value	Asset Value	N/A	Increase
	25,276,091	Expected Repayment	Redemption Price	N/A	Increase
	835,988	Recent Transaction	Transaction Price	N/A	N/A
	123,112,881	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,825,397	Market Yield Analysis	Market Yield	16.3%	Decrease
Common Stock	6,479,153	Market Approach	EBITDA Multiple	7.3x - 25.0x (13.4x)	Increase
	1,884,375	Market Approach	Revenue Multiple	0.3x - 15.0x (8.0x)	Increase
	756,921	Expected Repayment	Redemption Price	N/A	Increase
	416,758	Recent Transaction	Transaction Price	N/A	N/A
	199,947	Market Approach	Other Cashflow Multiple	16.0x	Increase
	462,231	Market Yield Analysis	Market Yield	13.6%	Decrease
	796,988	Recent Purchase	Purchase Price	N/A	Increase
Preferred Stock	603,899	Market Approach	EBITDA Multiple	13.0x	Increase
	2,881,675	Market Approach	Revenue Multiple	3.0x - 9.3x (7.1x)	Increase
	4,336,439	Market Yield Analysis	Market Yield	15.0% - 19.6% (17.3%)	Decrease
	206,715	Recent Transaction	Transaction Price	N/A	N/A
Warrants	1,703,357	Market Approach	Revenue Multiple	5.0x - 8.1x (7.6x)	Increase
Total Assets	$1,605,861,830

(1)
Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,179,503,960	Market Yield Analysis	Market Yield	9.3% - 24.5% (11.6%)	Decrease
	5,808,782	Market Approach	EBITDA Multiple	7.3x	Increase
	28,689	Liquidation Value	Recovery Rate	0.01	Increase
	176,105	Liquidation Value	Bankruptcy Costs	NA	Increase
	85,245,111	Recent Purchase	Purchase Price	NA	NA
2nd Lien/Junior Secured Debt	9,205,885	Market Yield Analysis	Market Yield	16.6% - 17.7% (16.9%)	Decrease
Common Stock	4,948,721	Market Approach	EBITDA Multiple	8.5x - 26.5x (14.2x)	Increase
	1,941,578	Market Approach	Revenue Multiple	0.7x - 20.0x (9.0x)	Increase
	4,455	Expected Repayment	Redemption Price	NA	Increase
	3,144,826	Recent Purchase	Purchase Price	NA	NA
	399,649	Market Approach	EBITDA Multiple	10.0x	Increase
Preferred Stock	2,898,663	Market Approach	Revenue Multiple	4.0x - 10.0x (6.4x)	Increase
	4,903,643	Market Yield Analysis	Dividend Yield	11.1% - 21.3% (12.5%)	Increase
	575,705	Recent Purchase	Purchase Price	NA	NA
Warrants	1,290,859	Market Approach	Revenue Multiple	5.2x - 8.6x (7.8x)	Increase
Total Assets	$1,300,076,631

(1)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2024 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
CLO VI Class A-1-R Senior Secured Floating Rate Note	$98,041,837	$99,478,125	$—	$—	$99,478,125
CLO VI Class A-1-L Senior Secured Floating Rate Note	74,841,098	75,937,500	—	—	75,937,500
CLO VI Class A-1-F Senior Secured Fixed Rate Note	29,936,439	29,550,000	—	—	29,550,000
CLO VI Class A-2-R Senior Secured Deferrable Floating Rate	43,407,837	44,696,250	—	—	44,696,250
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	226,418,256	229,710,000	—	—	229,710,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,750,251	36,540,000	—	—	36,540,000
CLO XIII Class C Secured Deferrable Floating Rate (“Class C”)	35,750,251	36,630,000	—	—	36,630,000
Total	$544,145,969	$552,541,875	$—	$—	$552,541,875

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $353,110 and $2,250,921 as of December 31, 2024 and are reflected on the consolidated statements of assets and liabilities.

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2023 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
CLO VI Class A-1-R Senior Secured Floating Rate Note	$97,580,763	$96,776,250	$—	$—	$96,776,250
CLO VI Class A-1-L Senior Secured Floating Rate Note	74,787,057	73,875,000	—	—	73,875,000
CLO VI Class A-1-F Senior Secured Fixed Rate Note	29,914,823	27,825,000	—	—	27,825,000
CLO VI Class A-2-R Senior Secured Deferrable Floating Rate	43,376,507	41,868,750	—	—	41,868,750
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	225,734,763	228,570,000	—	—	228,570,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,642,331	36,360,000	—	—	36,360,000
CLO XIII Class C Secured Deferrable Floating Rate (“Class C”)	35,642,331	36,450,000	—	—	36,450,000
Total	$542,678,575	$541,725,000	$—	$—	$541,725,000

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $390,381 and $3,681,044 as of December 31, 2023 and are reflected on the consolidated statements of assets and liabilities.

The Credit Facilities and Secured Borrowings are recorded at carrying value, which approximates fair value.

6. Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of December 31, 2024, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of December 31, 2024 and December 31, 2023:

			12/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
123.Net, LLC	Delayed Draw Term Loan	7/19/2026	1,522,707	(15,227)	-	-
AAH Topco, LLC	Delayed Draw Term Loan	11/1/2025	1,044,316	(10,443)	3,213,280	(64,266)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(11,809)	787,273	(27,555)
Admiral Buyer, Inc	Delayed Draw Term Loan	8/17/2026	727,761	-	-	-
Admiral Buyer, Inc	Revolver	5/6/2028	1,401,522	-	563,200	-
Airwavz Solutions Inc.	Delayed Draw Term Loan	5/4/2026	5,075,881	(25,379)	-	-
Airwavz Solutions Inc.	Revolver	3/31/2027	652,740	(8,159)	652,740	(9,791)
AmerCareRoyal, LLC	Delayed Draw Term Loan	9/10/2026	1,925,351	-	-	-
AmerCareRoyal, LLC	Revolver	9/10/2030	201,851	(1,009)	-	-
AOM Acquisition, LLC.	Revolver	2/18/2027	1,218,605	-	1,218,605	(30,465)
AppViewX, Inc.	Delayed Draw Term Loan	3/31/2027	1,908,194	-	-	-
AppViewX, Inc.	Revolver	12/24/2031	1,846,640	(18,466)	-	-
Artifact Bidco, Inc	Delayed Draw Term Loan	7/26/2027	983,608	-	-	-
Artifact Bidco, Inc	Revolver	7/26/2030	233,786	-	-	-
Artifact Bidco, Inc	Revolver	7/26/2030	477,753	-	-	-
Avalara, Inc	Revolver	10/19/2028	1,065,375	-	1,065,375	-
Avant Communications, LLC	Revolver	11/30/2026	566,910	-	566,910	(5,669)
Azurite Intermediate Holdings, Inc	Revolver	3/19/2031	1,137,723	-	-	-
Banneker V Acquisition, Inc.	Revolver	12/4/2025	777,125	-	896,683	(17,934)
Bonterra LLC	Revolver	9/8/2027	414,630	(1,037)	806,225	(12,093)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/1/2026	3,324,983	(41,562)	-	-
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(9,719)	777,494	(13,606)
Brightspot Buyer, Inc	Revolver	11/16/2027	680,292	(10,204)	680,292	(17,007)
BRP2 Hold Jonquil, Inc	Delayed Draw Term Loan	8/26/2026	3,169,405	(31,694)	-	-
BRP2 Hold Jonquil, Inc	Revolver	8/26/2030	1,584,702	(15,847)	-	-
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	323,907	-	588,923	(8,834)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	6/3/2025	817,473	-	908,303	(2,271)

			12/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)		Fair Value (3)
BV EMS Buyer, Inc.	Revolver	11/23/2027	79,840	-	-	-	-
CallTower, Inc	Delayed Draw Term Loan	12/1/2025	1,991,230	-	1,991,230		(24,890)
CallTower, Inc	Revolver	11/30/2028	622,259	-	622,259		(15,556)
Caregiver 2, Inc.	Delayed Draw Term Loan	7/1/2026	1,121,667	(44,867)	-		-
Choice Health At Home, LLC,	Delayed Draw Term Loan	10/23/2026	2,307,997	-	-		-
CHV Holdings LLC	Revolver	3/27/2029	1,241,546	(15,519)	-		-
Coding Solutions Acquisition, Inc	Delayed Draw Term Loan	8/7/2026	1,125,362	-	-		-
Coding Solutions Acquisition, Inc	Revolver	8/7/2031	87,919	-	-		-
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	3/19/2026	1,869,312	-	-		-
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	863,813	(4,319)	691,050		(8,638)
Coretelligent Intermediate LLC	Revolver	10/21/2027	63,321	(5,857)	696,532		(62,688)
Coupa Holdings,LLC	Delayed Draw Term Loan	8/27/2025	948,020	-	948,020		-
Coupa Holdings,LLC	Revolver	2/27/2029	725,890	-	725,890		(1,815)
Crewline Buyer, Inc	Revolver	11/8/2030	1,366,496	-	1,366,496		(34,162)
Datacor, Inc.	Delayed Draw Term Loan	3/13/2026	5,988,015	-	-		-
Datacor, Inc.	Revolver	3/13/2029	2,154,447	-	822,004		(10,275)
Delaware Valley Management Holdings, Inc.	Revolver	1/30/2026	293,952	(124,636)	-		-
Delorean Purchaser, Inc	Revolver	12/16/2031	2,409,819	(36,147)	-		-
Dispatch Track, LLC	Revolver	12/17/2026	301,930	-	301,930		(1,510)
Dorado Buyer LLC	Delayed Draw Term Loan	2/6/2026	2,483,092	(12,415)	-		-
Dorado Buyer LLC	Revolver	2/6/2030	248,309	(3,104)	-		-
Duetto Research, Inc	Delayed Draw Term Loan	6/26/2026	2,017,640	-	-		-
Duetto Research, Inc	Revolver	6/26/2030	1,008,820	(5,044)	-		-
EET Buyer, Inc.	Delayed Draw Term Loan	4/29/2026	1,891,968	-	-		-
EET Buyer, Inc.	Revolver	11/8/2027	1,036,629	-	829,303		(12,440)
Engage2Excel, Inc.	Revolver	7/2/2029	184,278	(1,843)	-		-
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	441,012	-	441,012		(3,308)
Enverus Holdings, Inc.	Revolver	12/24/2029	651,115	-	671,106		(10,067)
Exterro, Inc.	Revolver	6/1/2027	1,107,844	-	738,562		-
Faithlife, LLC	Revolver	9/18/2025	279,053	-	279,053		-
Firebird Midco Inc	Revolver	7/18/2030	1,228,520	(15,357)	-		-
Foundation Risk Partners, Corp.	Revolver	10/29/2029	1,038,062	-	1,038,062		(5,190)
Fullsteam Operations LLC	Revolver	11/27/2029	415,325	-	415,325		(12,460)
Fullsteam Operations LLC	Delayed Draw Term Loan	8/25/2025	3,813,641	(19,068)	-		-
Fullsteam Operations LLC	Delayed Draw Term Loan	2/23/2026	753,440	(3,767)	-		-
Fullsteam Operations LLC	Delayed Draw Term Loan	5/1/2026	2,790,966	(13,955)	-		-
Fullsteam Operations LLC	Delayed Draw Term Loan	6/30/2026	310,107	(1,551)	-		-
Fusion Holding Corp	Revolver	9/14/2027	1,379,193	(37,928)	1,379,193		(6,896)
Fusion Risk Management Inc	Revolver	5/22/2029	840,050	(12,601)	840,050		(16,801)

			12/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
G Treasury SS, LLC	Revolver	6/29/2029	914,721	-	914,721	(18,294)
G Treasury SS, LLC	Delayed Draw Term Loan	12/31/2025	2,042,878	-	1,524,536	(15,245)
Galway Borrower LLC	Delayed Draw Term Loan	2/6/2026	1,353,462	-	-	-
Galway Borrower LLC	Revolver	9/29/2028	406,925	(2,035)	270,410	(3,380)
GH Parent Holdings Inc	Delayed Draw Term Loan	6/29/2026	3,787,938	(28,410)	-	-
GHA Buyer, Inc.	Revolver	6/24/2026	951,077	(2,378)	951,077	(16,644)
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	-	604,499	(6,045)
Greenhouse Software, Inc.	Revolver	9/1/2028	1,232,251	-	1,232,251	(12,323)
Greenlight Intermediate II,Inc.	Delayed Draw Term Loan	5/30/2025	8,000,382	-	10,549,955	(79,125)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	250,635	-	-	-
GS AcquisitionCo, Inc.	Revolver	5/25/2028	700,823	(1,752)	456,698	(5,709)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	12/12/2025	714,077	(1,785)	1,883,921	(18,839)
Heartland PPC Buyer LLC	Revolver	12/12/2029	1,006,014	(10,060)	1,130,352	(22,607)
Hirevue, Inc.,	Revolver	5/3/2029	599,679	(5,997)	1,646,176	(28,808)
Honor HN Buyer, Inc	Delayed Draw Term Loan	11/17/2025	3,842,299	-	6,279,735	-
Honor HN Buyer, Inc	Delayed Draw Term Loan	10/15/2026	3,638,803	-	-	-
Honor HN Buyer, Inc	Revolver	10/15/2027	266,081	-	266,081	-
Iodine Software, LLC	Revolver	5/19/2027	1,089,030	-	1,089,030	-
Joink, LLC	Delayed Draw Term Loan	4/2/2027	8,490,540	(63,679)	-	-
Joink, LLC	Revolver	10/4/2030	727,761	(10,916)	-	-
JS Parent Inc	Revolver	4/24/2031	528,354	-	-	-
Kalkomey Borrower LLC	Delayed Draw Term Loan	6/18/2026	1,830,937	(4,577)	-	-
Kalkomey Borrower LLC	Revolver	6/18/2031	1,464,749	(14,647)	-	-
Kaseya Inc.	Delayed Draw Term Loan	6/23/2025	473,761	-	597,933	-
Kaseya Inc.	Revolver	6/25/2029	477,582	-	477,582	(2,388)
LabVantage Solutions, Inc.	Revolver	11/23/2030	951,568	(14,274)	-	-
Livtech Purchaser, Inc.	Delayed Draw Term Loan	11/23/2026	7,997,309	(39,987)	-	-
Livtech Purchaser, Inc.	Revolver	11/24/2031	1,999,327	(19,993)	-	-
Lotus HPI Buyer Inc	Delayed Draw Term Loan	1/19/2026	3,767,841	(18,839)	-	-
Lotus HPI Buyer Inc	Revolver	1/21/2030	1,883,921	(32,969)	-	-
Magaya Corporation	Delayed Draw Term Loan	7/24/2026	2,457,041	(12,285)	-	-
Magaya Corporation	Revolver	7/26/2030	921,390	(9,214)	-	-
Mastery Acquisition Corp	Delayed Draw Term Loan	4/30/2026	802,394	-	-	-
Mastery Acquisition Corp	Revolver	9/7/2029	851,781	-	-	-
Mavenlink, Inc	Revolver	6/3/2027	357,963	(9,844)	357,963	(7,159)
MBS Holdings, Inc.	Revolver	4/16/2027	857,269	-	389,668	(7,793)
Medbridge Holdings, LLC	Revolver	12/23/2026	1,376,227	-	1,376,227	(17,203)
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	113,909	(1,424)	139,223	(5,569)
Medsuite Purchaser, LLC	Delayed Draw Term Loan	11/8/2025	2,953,911	(29,539)	-	-
Medsuite Purchaser, LLC	Revolver	10/22/2026	680,400	(10,206)	680,400	(5,103)
Metametrics, Inc.	Revolver	9/10/2025	-	-	651,183	-
Mist Holding Co.	Delayed Draw Term Loan	12/23/2027	2,714,386	(13,572)	-	-

			12/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Mist Holding Co.	Delayed Draw Term Loan	6/23/2025	1,195,838	(5,979)	-	-
Mist Holding Co.	Revolver	12/23/2030	904,795	(9,048)	-	-
MMP Intermediate, LLC	Revolver	2/15/2029	552,880	(1,382)	552,880	(11,058)
Moon Buyer, Inc.	Revolver	4/21/2031	1,779,259	(13,344)	1,163,793	(14,547)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	10/31/2025	2,630,169	-	2,630,169	(19,726)
Mr. Greens Intermediate, LLC	Revolver	5/1/2029	1,052,068	-	1,052,068	(7,891)
MSP Global Holdings,Inc	Delayed Draw Term Loan	4/8/2026	1,211,850	(3,030)	-	-
MSP Global Holdings,Inc	Delayed Draw Term Loan	1/24/2024	-	-	592,150	(5,922)
MSP Global Holdings,Inc	Revolver	4/9/2029	1,394,234	(3,486)	845,929	(8,459)
MyKaarma Acquisition LLC	Revolver	3/21/2028	593,215	-	593,215	(4,449)
Nasuni Corporation	Revolver	9/10/2030	2,619,806	(39,297)	-	-
Navigate360, LLC	Delayed Draw Term Loan	3/6/2025	2,035,925	-	-	-
Navigate360, LLC	Revolver	3/17/2027	604,235	(4,532)	604,235	(7,553)
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	3,229,897	(24,224)	-	-
NC Topco, LLC	Revolver	9/1/2031	1,291,959	(9,690)	-	-
Netwrix Corporation And Concept Searching Inc.	Revolver	6/11/2029	774,755	-	774,755	(9,684)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	11/21/2025	1,626,914	-	1,862,319	(4,656)
Netwrix Corporation And Concept Searching Inc.	Delayed Draw Term Loan	6/10/2024	-	-	2,750,379	(27,504)
Next Holdco, LLC	Delayed Draw Term Loan	11/7/2025	2,380,798	-	2,380,798	(17,856)
Next Holdco, LLC	Revolver	11/9/2029	893,559	-	893,559	(13,403)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/21/2026	1,514,969	(11,362)	-	-
OPOC Acquisition, LLC	Revolver	12/20/2030	545,389	(8,181)	-	-
Pace Health Companies, LLC	Delayed Draw Term Loan	10/17/2025	888,879	-	888,879	-
Pace Health Companies, LLC	Revolver	8/3/2026	616,682	-	616,682	-
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	952,365	-	-	-
PDI TA Holdings, Inc.	Revolver	2/3/2031	943,575	(4,718)	-	-
Penn TRGRP Holdings LLC	Delayed Draw Term Loan	9/27/2030	419,066	-	-	-

			12/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Penn TRGRP Holdings LLC	Revolver	9/27/2030	1,054,345	-	1,054,345	(15,815)
Pharmalogic Holdings Corp.	Delayed Draw Term Loan	6/22/2026	6,934,611	(69,346)	-	-
Pieper Memorial, LLC	Delayed Draw Term Loan	9/26/2025	632,098	-	1,507,136	(24,717)
Ping Identity Corporation	Revolver	10/17/2028	1,203,345	-	1,203,345	-
Pinnacle Treatment Centers, Inc.	Revolver	1/4/2027	474,524	(2,373)	73,239	(1,465)
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	7/15/2026	2,600,963	-	2,600,963	-
Race Finco LLC	Delayed Draw Term Loan	8/17/2026	11,043,296	(82,825)	3,658,788	(36,588)
Race Finco LLC	Revolver	8/16/2029	609,798	(13,720)	609,798	(15,245)
Ranger Buyer Inc	Revolver	11/18/2027	1,199,233	-	1,199,233	(20,987)
Redwood Family Care Network, Inc.	Revolver	6/18/2026	588,705	(1,472)	588,705	(7,359)
Rep Tec Intermediate Holdings,Inc.,	Revolver	12/1/2027	1,099,640	-	1,099,640	(5,498)
Ridge Trail US Bidco, Inc	Delayed Draw Term Loan	3/30/2027	2,227,866	(16,709)	-	-
Ridge Trail US Bidco, Inc	Revolver	3/30/2031	542,114	(8,132)	-	-
Saab Purchaser, Inc	Delayed Draw Term Loan	11/12/2026	5,162,057	(25,810)	-	-
Saab Purchaser, Inc	Revolver	11/12/2031	2,581,028	(25,810)	-	-
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,758,865	(13,191)	1,242,937	(6,215)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	11/24/2025	3,956,233	-	3,956,233	(39,562)
Salisbury House, LLC	Revolver	2/27/2026	449,472	-	609,744	(3,049)
Sapphire Software Buyer, Inc.	Revolver	9/30/2031	1,723,759	(17,238)	-	-
Sauce Labs Inc	Delayed Draw Term Loan	2/10/2025	1,509,281	(18,866)	1,775,625	(17,756)
Sauce Labs Inc	Revolver	8/16/2027	1,281,821	(28,841)	1,281,821	(25,636)
Saviynt, INC	Revolver	12/22/2027	609,798	(1,525)	609,798	(12,196)
SDC Atlas AcquistionCo, LLC	Delayed Draw Term Loan	8/25/2025	7,475,854	(56,069)	8,846,427	(243,277)
Securonix, Inc.	Revolver	4/5/2028	1,503,677	(251,866)	1,538,337	(173,063)
Serrano Parent, LLC	Revolver	5/13/2030	2,085,981	(41,720)	2,085,981	(41,720)
Single Digits, Inc.	Revolver	6/22/2026	416,149	-	416,149	(54,099)
Smile Brands Inc.	Revolver	10/12/2027	21,927	(2,193)	162,150	(18,647)
Soladoc, LLC	Revolver	6/12/2028	588,923	(19,140)	588,923	(22,085)
Spark DSO LLC	Revolver	4/20/2026	561,561	(8,423)	576,769	(20,187)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/23/2026	330,033	(825)	2,112,208	(42,244)
Stratus Networks, Inc.	Revolver	12/15/2028	990,098	(4,950)	858,085	(25,743)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/23/2026	3,833,685	-	-	-
SugarCRM Inc.	Revolver	7/30/2027	310,244	(3,102)	310,244	-
SumUp Holdings Luxembourg	Delayed Draw Term Loan	5/23/2031	2,522,050	-	-	-
Sundance Group Holdings, Inc	Revolver	7/2/2029	1,593,384	-	-	-
Telcor Buyer Inc	Revolver	8/20/2027	290,770	-	290,770	(2,908)
Telesoft Holdings, LLC	Revolver	12/16/2026	447,650	(2,238)	511,316	(8,948)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	138,106	-	673,269	(3,366)
Thrive Buyer, Inc	Revolver	1/22/2027	369,907	-	739,815	-
Toolwatch Intermediate LLC	Delayed Draw Term Loan	7/31/2026	857,591	(12,864)	-	-

			12/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)		Fair Value (3)
Toolwatch Intermediate LLC	Revolver	7/31/2030	1,228,520	(18,428)	-		-
Towerco IV Holdings, LLC	Delayed Draw Term Loan	7/17/2026	3,903,596	-	6,559,852		(65,599)
Unanet, Inc.	Delayed Draw Term Loan	12/9/2026	1,939,439	(19,394)	2,242,674		(11,213)
Unanet, Inc.	Revolver	12/9/2030	2,063,584	(30,954)	1,263,478		(12,635)
Unanet, Inc.	Delayed Draw Term Loan	12/9/2026	539,918	(5,399)	-		-
Ungerboeck Systems International, LLC	Revolver	4/30/2027	229,387	(1,147)	229,387		(3,441)
UpStack Holdco Inc.	Delayed Draw Term Loan	8/24/2026	2,307,997	-	-		-
UpStack Holdco Inc.	Revolver	8/25/2031	784,719	(3,924)	-		-
Vectra AI, Inc	Delayed Draw Term Loan	10/29/2026	2,418,368	(24,184)	-		-
Vectra AI, Inc	Revolver	3/2/2028	1,200,106	(12,001)	232,759		(4,073)
Vehlo Purchaser, LLC	Revolver	5/24/2028	1,159,850	-	1,115,133		(19,515)
Venture Buyer, LLC	Delayed Draw Term Loan	2/27/2026	1,008,820	-	-		-
Venture Buyer, LLC	Revolver	3/1/2030	696,086	(6,961)	-		-
Veracross LLC	Revolver	12/28/2027	500,649	-	1,112,554		(19,470)
Vhagar Purchaser, LLC.	Delayed Draw Term Loan	6/9/2025	578,701	-	578,701		(10,127)
Vhagar Purchaser, LLC.	Revolver	6/11/2029	373,356	(3,734)	373,356		(11,201)
Visionary Buyer LLC	Delayed Draw Term Loan	3/23/2026	3,674,887	-	-		-
Visionary Buyer LLC	Revolver	3/21/2030	1,413,418	(3,534)	-		-
Wealth Enhancement Group, LLC	Revolver	10/2/2028	623,162	-	457,366		(1,143)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	2/2/2026	529,905	-	-		-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	1,752,555	-	-		-
Webster Equity Partners III-A, L.P.	Delayed Draw Term Loan	4/1/2027	1,230,052	(15,376)	-		-
West Dermatology Management Holdings, LLC	Delayed Draw Term Loan	3/31/2025	2,242,331	(145,752)	2,242,331		(106,511)
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	1/19/2026	3,143,594	-	-		-
Wolverine Seller Holdings, LLC	Revolver	1/17/2030	1,117,391	-	-		-
Your Part-Time Controller, LLC	Revolver	11/14/2029	627,974	-	627,974		(12,559)
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	-	-		-
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2025	3,333,523	-	-		-
Accelerate Resources Operating, LLC	Revolver	2/24/2027	-	-	665,739		-
Activ Software Holdings, LLC	Revolver	5/4/2027	-	-	648,837		(3,244)
Admiral Buyer, Inc	Delayed Draw Term Loan	12/6/2029	-	-	1,576,961		-
AEG Holding Company, Inc	Revolver	7/1/2024	-	-	949,335		-
Airwavz Solutions, Inc.	Delayed Draw Term Loan	3/31/2027	-	-	3,644,295		(18,221)
Amercare Royal LLC	Delayed Draw Term Loan	9/10/2030	-	-	-		-
AMI US Holdings Inc.	Revolver	10/1/2026	-	-	1,094,605	-	-
Avetta, LLC	Revolver	10/18/2029	-	-	2,085,655		(46,927)
Azurite Intermediate Holdings, Inc.	Delayed Draw Term Loan	3/30/2026	-	-	-		-

			12/31/2024		12/31/2023
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Blink Holdings, Inc.	Delayed Draw Term Loan	3/31/2025	-	-	-	-
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	-	-	2,076,626	(36,341)
BV EMS Buyer, Inc.	Delayed Draw Term Loan	3/21/2024	-	-	1,706,075	(17,061)
Cerifi, LLC	Revolver	4/1/2027	-	-	369,264	(5,539)
Coding Solutions Acquisition, Inc	Revolver	5/11/2028	-	-	516,984	(16,802)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	9/29/2025	-	-	2,775,643	(62,452)
Community Based Care Holdings, LP	Delayed Draw Term Loan	12/31/2035	-	-	1,938,307	(19,383)
Community Brands Parentco, LLC	Delayed Draw Term Loan	2/24/2024	-	-	834,415	(6,258)
Community Brands Parentco, LLC	Revolver	2/24/2028	-	-	417,208	(7,301)
Degreed, Inc.	Delayed Draw Term Loan	8/16/2024	-	-	1,321,674	(29,738)
Degreed, Inc.	Revolver	5/29/2026	-	-	417,813	(13,579)
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	1/30/2026	-	-	192,258	(65,925)
FirstDigital Communications, LLC	Revolver	12/17/2026	-	-	1,174,177	(79,257)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4/15/2024	-	-	445,801	(1,115)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	5/27/2025	-	-	-	-
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	11/27/2025	-	-	-	-
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2027	-	-	1,629,113	(24,437)
Fullsteam Operations LLC	Delayed Draw Term Loan	11/27/2025	-	-	1,038,313	(15,575)
G Treasury SS, LLC	Delayed Draw Term Loan	6/29/2029	-	-	2,439,257	(24,393)
Gryphon-Redwood Acquisition LLC	Delayed Draw Term Loan	9/16/2024	-	-	510,828	(2,554)
Honor HN Buyer, Inc.	Delayed Draw Term Loan	1/31/2025	-	-	980,612	-
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2024	-	-	3,436,155	-
Mathnasium LLC	Revolver	11/15/2027	-	-	533,140	(5,331)
MSM Acquisitions, Inc.	Revolver	12/9/2026	-	-	153,131	(13,782)
Pinnacle Dermatology Management, LLC	Revolver	12/8/2026	-	-	38,407	(480)
Salisbury House, LLC	Delayed Draw Term Loan	2/27/2026	-	-	2,979,710	-
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	6/28/2025	-	-	1,077,728	-
Sandstone Care Holdings, LLC	Revolver	6/28/2028	-	-	689,039	-
Saviynt, Inc.	Delayed Draw Term Loan	2/18/2030	-	-	3,048,990	(60,980)
SDC Atlas Acquistionco, LLC	Revolver	8/25/2028	-	-	622,988	(17,132)
Sirsi Corporation	Revolver	3/15/2025	-	-	553,741	-
SIS Purchaser, Inc.	Revolver	10/15/2026	-	-	1,165,951	(11,660)
Soladoc, LLC	Delayed Draw Term Loan	6/10/2024	-	-	2,355,690	(64,781)
Sundance Group Holdings, Inc.	Revolver	7/2/2027	-	-	709,451	(5,321)
Syntax Systems Ltd	Revolver	10/29/2026	-	-	376,480	(2,824)
TBG Food Acquisition Corp	Revolver	12/27/2027	-	-	264,026	(1,320)
Velocity Purchaser Corporation	Revolver	12/1/2024	-	-	193,237	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	10/2/2028	-	-	206,583	-

West Dermatology	Revolver	3/31/2025	-	-	285,449	(16,413)
Zendesk, Inc.	Revolver	11/22/2028	-	-	1,372,628	(3,432)
Zendesk, Inc.	Delayed Draw Term Loan	11/12/2024	-	-	3,333,525	-
Total			$308,439,840	$(2,075,224)	$193,857,013	$(2,726,549)

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.17
(2)
Net of capitalized fees, expenses and original issue discount (“OID”).
(3)
A negative fair value was reflected as investments, at fair value in the consolidated statements of assets and liabilities. The negative fair value is the result of the capitalized discount on the loan.

The Fund had the following unfunded commitment for its equity investments, including investment companies, as of December 31, 2024 and December 31, 2023:

	12/31/2024	12/31/2023
Investment	Unfunded Commitment	Unfunded Commitment
Community Based Care Holdings, LP	$59,890	$60,830
Falcon Co-Investment Partners, L.P.	284,129	302,995
GHP SPV-2, L.P.	34,208	34,208
GTCR A-1 Investors LP	220,000	220,000
AB Equity Investors, L.P.	94,721	-
Orangewood WWB Co-Invest, L.P.	25,668	25,668
OSS SPV LP	115,522	115,522
REP COINVEST III OMNI, L.P.	13,325	13,325
REP RO Coinvest IV-A, L.P.	1,661	1,661
Total	$849,124	$774,209

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The total Capital Commitments of investors in the Fund as of December 31, 2024 is $720,877,746, of which 26% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the year ended December 31, 2024		For the year ended December 31, 2023			For the year ended December 31, 2022
Quarter Ended	Shares	Amount	Shares	Amount		Shares	Amount
March 31	2,297,080	$21,667,959	—	$—		3,095,246	$30,684,000
June 30	2,574,268	24,483,147	2,776,753	25,792,451	*	5,759,395	56,263,228
September 30	3,395,374	32,246,272	1,566,283	14,461,711		1,926,590	18,306,259
December 31	1,342,578	12,807,285	—	—		3,755,874	35,267,404
Total capital drawdowns	9,609,300	$91,204,663	4,343,036	$40,254,162		14,537,105	$140,520,891

* Net of $2,724,958 of which tendered shareholders have been released in 2023.

Distributions

The following tables reflect the distributions declared on Shares during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/26/2024	3/26/2024	4/23/2024	$0.23	$12,969,462
6/26/2024	6/26/2024	7/22/2024	$0.21	12,999,653
9/26/2024	9/26/2024	10/23/2024	$0.23	13,863,318
12/27/2024	12/27/2024	1/28/2025	$0.21	13,226,712
				$53,059,145

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2023	3/29/2023	4/25/2023	$0.10	$5,139,617
6/28/2023	6/28/2023	7/24/2023	$0.20	10,402,344
9/27/2023	9/27/2023	10/23/2023	$0.24	12,501,274
12/27/2023	12/27/2023	1/25/2024	$0.23	12,263,463
				$40,306,698

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2022	3/29/2022	4/28/2022	$0.25	$9,709,845
6/28/2022	6/28/2022	7/27/2022	$0.15	6,590,492
9/28/2022	9/28/2022	10/24/2022	$0.20	8,539,011
12/28/2022	12/28/2022	1/30/2023	$0.38	18,757,851
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

The following tables summarize Shares distributed pursuant to the DRIP during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/26/2024	3/26/2024	3/28/2024	735,551	$6,912,711
6/26/2024	6/26/2024	6/28/2024	737,332	6,968,153
9/26/2024	9/26/2024	9/30/2024	797,976	7,543,348
12/27/2024	12/27/2024	12/31/2024	748,137	7,129,368
			3,018,996	$28,553,580

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2023	3/29/2023	3/31/2023	294,604	$2,740,870
6/28/2023	6/28/2023	6/30/2023	606,230	5,552,823
9/27/2023	9/27/2023	9/30/2023	715,418	6,644,449
12/27/2023	12/27/2023	12/30/2023	703,294	6,522,555
			2,319,546	$21,460,697

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2022	3/29/2022	3/31/2022	526,163	$5,101,704
6/28/2022	6/28/2022	6/30/2022	360,978	3,500,728
9/28/2022	9/28/2022	9/30/2022	482,995	4,589,372
12/28/2022	12/28/2022	12/30/2022	1,082,749	9,848,794
			2,452,885	$23,040,598

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

The following table summarizes share repurchases completed during the year ended December 31, 2024:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	March 1, 2024	1,354,873	744,282	$6,994,766	55%	$9.40
June 30	May 24 ,2024	1,379,303	985,757	$9,315,897	71%	$9.45
September 30	August 30, 2024	1,430,286	737,479	$6,971,458	52%	$9.45
December 31	November 29, 2024	1,535,262	822,522	$7,838,224	54%	$9.53
			3,290,040	$31,120,345

The following table summarizes share repurchases completed during the year ended December 31, 2023:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 24, 2023	1,215,454	627,518	$5,837,933	52%	$9.30
June 30	May 26, 2023	1,255,610	461,364	$4,225,901	37%	$9.16
September 30	August 25, 2023	1,299,377	905,479	$8,409,635	70%	$9.29
December 31	November 24, 2023	1,320,792	531,602	$4,930,300	40%	$9.27
			2,525,963	23,403,769

The following table summarizes share repurchases completed during the year ended December 31, 2022:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 25, 2022	795,164	420,864	$4,081,370	53%	$9.70
June 30	May 27, 2022	911,141	617,738	$5,990,765	68%	$9.70
September 30	August 26, 2022	1,047,133	374,177	$3,555,388	36%	$9.50
December 31	November 22, 2022	1,101,731	693,072	$6,304,249	63%	$9.10
			2,105,851	$19,931,772

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Net increase (decrease) in net assets from operations	$67,265,253	$49,296,699	$10,551,670
Weighted average common shares outstanding	59,099,675	52,318,840	42,791,547
Earnings per common share-basic and diluted	$1.14	$0.94	$0.25

9. Tax Information

The tax character of distributions during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Distributions paid from:
Ordinary Income	$53,059,145	$40,306,698	$34,796,275
Net Long-Term Capital Gains	—	—	8,800,924
Total Taxable Distributions	$53,059,145	$40,306,698	$43,597,199

As of December 31, 2024, December 31, 2023 and December 31, 2022 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed Ordinary Income – Net	$1,185	$—	$—
Undistributed Long-Term Income – Net	—	—	—
Total Undistributed Earnings	1,185	—	—
Other Losses	—	(2,384,892)	(46,014)
Unrealized Earnings (Losses) – Net	(5,881,841)	(18,292,722)	(23,762,518)
Other Temporary Differences	(1,244)	(726)	(5,790,580)
Total Accumulated Earnings (Losses) – Net	$(5,881,900)	$(20,678,340)	$(29,599,112)

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

	December 31, 2024	December 31, 2023	December 31, 2022
Paid-in capital in excess of par	$(593,367)	$69,229	$3,168,045
Accumulated undistributed net investment income (loss)	$57,791	$(7,100,369)	$1,185,251
Accumulated net realized gain (loss)	$535,576	$7,031,140	$(4,353,296)

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

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020:

Per Share Data:(1)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Net asset value, beginning of period	$9.27	$9.10	$9.80	$9.35	$9.88
Net investment income (loss)	0.90	0.91	0.81	0.66	0.66
Net realized and unrealized gains (losses) on investments	0.24	0.03	(0.53)	0.43	(0.51)
Net increase (decrease) in net assets resulting from operations	$1.14	0.94	0.28	1.09	0.15
Distributions to stockholders	(0.88)	(0.77)	(0.98)	(0.64)	(0.68)
Net asset value, end of period	$9.53	$9.27	$9.10	$9.80	$9.35
Shares outstanding, end of period	63,702,963	54,364,707	50,228,088	35,343,949	23,775,222
Total return at net asset value before incentive fees(3)	15.02%	13.16%	4.12%	13.53%	2.56%
Total return at net asset value after incentive fees(3)	12.71%	10.63%	2.84%	11.81%	2.04%
Ratio/Supplemental Data(2)
Net assets, end of period	$606,989,131	$504,145,198	$456,844,107	$346,259,919	$222,359,632
Ratio of total expenses to weighted average net assets	21.44%	21.04%	14.42%	13.20%	12.30%
Ratio of net expenses to weighted average net assets(4)	21.44%	21.04%	14.27%	12.59%	11.25%
Ratio of net investment income (loss) before waivers to weighted average net assets	9.52%	9.81%	8.33%	6.34%	5.89%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	9.52%	9.81%	8.48%	6.95%	6.93%
Ratio of interest and credit facility expenses to weighted average net assets	14.29%	13.80%	8.02%	5.15%	4.86%
Ratio of incentive fees to weighted average net assets(5)	2.38%	2.45%	1.32%	1.82%	1.01%
Portfolio turnover rate	15.44%	13.08%	20.55%	27.93%	23.87%
Asset coverage ratio(6)	158%	159%	165%	157%	162%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period except for distributions recorded which reflects the actual amount per share of the applicable period.
(2)
Ratios calculated with Net Assets excluding the Non-Controlling Interest.

(3)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(4)
For the years ended December 31, 2024 and December 31, 2023, there were no waivers for collateral management fees, management fees, or incentive fees. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Adviser voluntarily waived a portion of their collateral management fees, management fees, or incentive fees. Additionally, for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Adviser received reimbursement payments from the Fund and/or provided expense support to the Fund as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the voluntary waived expenses of 0.00%, 0.00%, 0.21%, 1.12% and 2.37% for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
(5)
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

HSBC Credit Facility Amendment

On February 14, 2025, the Fund entered into an amendment to the credit agreement establishing its revolving credit facility with HSBC Bank USA, National Association, as the administrative agent and a lender, and each of the Banks a party thereto. The amendment, among other changes, made permanent the temporary commitment increases introduced in a prior amendment and, as a result, (i) increased the credit facility’s maximum commitment to $250,000,000 and (ii) decreased the Fund’s facility sublimit to $40,000,000.

CLO VI Refinancing

On March 5, 2025, the VI Co-Issuers executed that certain amended and restated indenture by and among the VI Co-Issuers and U.S. Bank Trust Company, National Association (the “Refinancing CLO Transaction”) to redeem all of the outstanding VI Notes issued by the VI Co-Issuers pursuant to that certain original indenture, dated as of August 9, 2019, as amended by that certain First Supplemental Indenture, dated as of April 28, 2022 and that certain Second Supplemental Indenture, dated as of March 8, 2024, with the proceeds from the private placement of new Debt offered by the VI Co-Issuers in the Refinancing CLO Transaction (the “Refinancing Debt”). The Refinancing Debt is secured by a diversified portfolio of the VI Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans. The Refinancing Debt consists of: (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months SOFR plus 1.40% per annum; (ii) $100,000,000 of Class A-1L-R Senior Secured Floating Rate Loans, which bear interest at three-months SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at three-months SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 2.00% per annum; and (vi) $18,980,000 of additional Subordinated Notes, which do not bear interest. In addition, $61,320,000 of Subordinated Notes previously issued by the VI Issuer will remain outstanding as of the closing date of the Refinancing CLO Transaction. The Refinancing Debt is scheduled to mature on January 27, 2037.

In a series of contemporaneous transactions on the closing date of the Refinancing CLO Transaction, (i) the VI Issuer, with the proceeds from the issuance of the Refinancing Debt (including the issuance of all $28,000,000 of the Class C-RR Notes and all $18,980,000 of the additional Subordinated Notes to ABPCI Direct Lending Fund CLO VI Depositor LLC, a wholly-owned subsidiary of the Fund), redeemed all of the outstanding VI Notes, and (ii) the VI Issuer made any other payments due in connection with the repayment of the VI Notes and paid any other fees and expenses expected to be paid as of such date.

The Refinancing Debt is the secured obligation of the VI Co-Issuers, and the indenture governing the Refinancing Debt includes customary covenants and events of default. The Refinancing Debt has not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Adviser serves as collateral manager to the VI Issuer pursuant to the CLO VI Collateral Management Agreement, which was amended and restated on the closing date of the Refinancing CLO Transaction. For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to receive $0 as any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement.

NatWest Facility

On March 21, 2025, ABPCIC Funding VI LLC (“ABPCIC Funding VI”), a wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction (the “NatWest Credit Facility”). In connection with the NatWest Credit Facility, ABPCIC Funding VI entered into, among other agreements, (i) the facility agreement (the “NatWest Facility Agreement”), among AB Private Credit Investors LLC, as collateral manager (in such capacity, the “NatWest Collateral Manager”), ABPCIC Funding VI, each of the lenders from time to time party thereto, NatWest Markets Plc, as lead lender (in such capacity, the “NatWest Lead Lender”), U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “NatWest Collateral Agent”), U.S. Bank National Association, as document custodian (in such capacity, the “NatWest Document Custodian”), and Alter Domus (US) LLC, as loan agent, (ii) the securities account control agreement (the “NatWest Securities Account Control Agreement”), among ABPCIC Funding VI, as debtor, the NatWest Collateral Manager, the NatWest Lead Lender, the NatWest Collateral Agent, and U.S. Bank National Association, as securities intermediary (in such capacity, the “NatWest Securities Intermediary”), (iii) the purchase and sale agreement (the “NatWest Transfer Agreement”) between the Fund, as seller, and ABPCIC Funding VI, as buyer, and (iv) the pledge agreement (the “NatWest Pledge Agreement”), between the Fund, as pledgor, and the NatWest Collateral Agent.

The NatWest Facility Agreement provides for borrowings in an aggregate amount up to $75,000,000. Borrowings under the NatWest Facility Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the NatWest Facility Agreement, in each case, plus 2.10%. Interest is payable quarterly in arrears. Any amounts borrowed under the NatWest Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 21, 2032 or (ii) upon certain other events which result in accelerated maturity under the NatWest Facility Agreement. Borrowing under the NatWest Credit Facility is subject to certain restrictions contained in the 1940 Act.

Borrowings under the NatWest Facility Agreement are secured by all of the assets held by ABPCIC Funding VI as well as all of the Fund’s equity interests in ABPCIC Funding VI, which are pledged by the Fund to the NatWest Collateral Agent pursuant to the NatWest Pledge Agreement. Pursuant to the NatWest Facility Agreement, the NatWest Collateral Manager will perform certain duties with respect to the purchase and management of the assets securing the NatWest Credit Facility. The NatWest Collateral Manager has elected to waive any fees that would otherwise be payable under the NatWest Facility Agreement. ABPCIC Funding VI will reimburse the expenses incurred by the NatWest Collateral Manager in the performance of its obligations under the NatWest Facility Agreement other than any ordinary overhead expenses, which shall not be reimbursed. ABPCIC Funding VI has made customary representations and warranties under the NatWest Facility Agreement and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

All of the collateral pledged by ABPCIC Funding VI to the NatWest Collateral Agent for the benefit of the secured parties under the NatWest Facility Agreement is held in the custody of the NatWest Document Custodian under the NatWest Facility Agreement or the NatWest Securities Intermediary under the NatWest Securities Account Control Agreement. The NatWest Collateral Agent will maintain and perform certain collateral administration services with respect to the collateral pursuant to the NatWest Facility Agreement. As compensation for the services rendered by the NatWest Collateral Agent, ABPCIC Funding VI will pay the NatWest Collateral Agent, on a quarterly basis, customary fee amounts and reimburse the NatWest Collateral Agent for its reasonable out-of-pocket expenses.

Concurrently with the closing of the NatWest Credit Facility, the Fund contributed and/or sold certain assets to ABPCIC Funding VI pursuant to the NatWest Transfer Agreement, and the Fund expects to continue to contribute and/or sell assets to ABPCIC Funding VI pursuant to the NatWest Transfer Agreement in the future. The Fund may, but shall not be required to, repurchase and/or substitute certain assets previously transferred to ABPCIC Funding VI subject to the conditions specified in the NatWest Transfer Agreement and the NatWest Facility Agreement.

The Fund incurred certain customary fees, costs and expenses in connection with the closing of the NatWest Credit Facility.