Form 10-Q
period 2025-03-31
AB Private Credit Investors Corp
filed 2025-05-15
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 68,526,053 shares of common stock, $0.01 par value per share, outstanding as of May 15, 2025.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

Item 1. Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of March 31, 2025 (Unaudited)	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,651,021,110 and $1,634,572,997, respectively)	$1,643,178,599	$1,629,513,317
Non-controlled affiliated investments (amortized cost of $2,024,756 and $2,024,756)	835,947	835,988
Total investments, at fair value (amortized cost of $1,653,045,866 and $1,636,597,753)	1,644,014,546	1,630,349,305
Cash and cash equivalents	115,010,610	52,178,854
Interest receivable	8,218,456	8,578,553
Receivable for investments sold	22,726	25,770
Receivable for fund shares	27,000	27,000
Deferred financing costs	3,190,357	2,835,743
Total assets	$1,770,483,695	$1,693,995,225
Liabilities
Notes payable (net of unamortized discount of $0 and $353,110, respectively, and debt issuance costs of $3,359,891 and $2,250,921, respectively)	$534,640,109	$544,145,969
Credit facility payable	546,750,000	502,250,000
Interest and borrowing expenses payable	9,518,618	11,991,564
Payable for fund shares repurchased	7,320,890	7,838,223
Distribution payable	6,329,814	6,097,343
Incentive fee payable	3,484,107	3,352,536
Management fees payable	5,634,969	5,451,281
Professional fees payable	817,964	574,434
Administrator and custodian fees payable	1,042,041	765,843
Payable to Adviser	528,702	1,191,952
Accrued expenses and other liabilities	202,571	107,033
Accrued tax liability	502,207	288,433
Payable for investments purchased	26,726	6,568
Transfer agent fees payable	38,370	37,384
Secured borrowings	-	2,845,117
Total Liabilities	$1,116,837,088	$1,086,943,680
Commitments and contingencies (see Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 68,529,857 and 63,702,963 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	685,299	637,030
Paid-in capital in excess of par value	658,545,878	612,231,039
Distributable earnings (accumulated loss)	(5,651,123)	(5,878,938)
Total net assets of AB Private Credit Investors Corporation	$653,580,054	$606,989,131
Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$66,553	$62,414
Total net assets	$653,646,607	$607,051,545
Total liabilities and net assets	$1,770,483,695	$1,693,995,225
Net asset value per share of AB Private Credit Investors Corporation	$9.54	$9.53

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended March 31,
Investment Income	2025	2024
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$43,400,550	$39,600,232
Payment-in-kind interest	1,112,406	1,557,952
Dividend income	129,022	87,029
Total investment income	44,641,978	41,245,213
Expenses:
Interest and borrowing expenses	$19,553,323	18,941,909
Management fees	5,634,969	4,646,517
Income-based incentive fee	3,484,107	3,241,756
Professional fees	834,209	548,045
Administration and custodian fees	334,487	182,492
Insurance expenses	115,500	131,363
Directors’ fees	52,438	129,454
Transfer agent fees	38,370	38,688
Other expenses	441,231	330,393
Total expenses	30,488,634	28,190,617
Net investment income before taxes	14,153,344	13,054,596
Income tax expense, including excise tax	216,883	87,570
Net investment income after tax	13,936,461	12,967,026
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$3,014,227	37,339
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(2,782,831)	6,407,381
Non-controlled affiliated investments	(41)	198,734
Controlled affiliated investments	-	-
Net realized and change in unrealized gains (losses) on investment transactions	231,355	6,643,454
Net increase in net assets resulting from operations	14,167,816	19,610,480
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$1,023	$(1,331)
Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	14,166,793	19,611,811
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	0.21	$0.24
Earnings per share (basic and diluted):	0.21	0.36
Weighted average shares outstanding:	66,558,706	55,172,112

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2024	63,702,963	$637,030	$612,231,039	$(5,878,938)	$62,414	$607,051,545
Increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	13,936,629	(168)	13,936,461
Net realized gain (loss) on investments	-	-	-	3,011,617	2,610	3,014,227
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(2,781,453)	(1,419)	(2,782,872)
Capital transactions:						-
Issuance of common stock	4,796,671	47,967	46,026,867	-	-	46,074,834
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC				-	3,116	3,116
Issuance of common shares pursuant to distribution reinvestment plan	797,757	7,977	7,601,187	-	-	7,609,164
Repurchase of common stock	(767,534)	(7,675)	(7,313,215)	-	-	(7,320,890)
Distributions to stockholders				(13,938,978)	-	(13,938,978)
Total increase (decrease) for the three months ended March 31, 2025	4,826,894	48,269	46,314,839	$227,815	4,139	46,595,062
Net assets at March 31, 2025	68,529,857	$685,299	$658,545,878	$(5,651,123)	$66,553	$653,646,607
Distributions declared per share	—	—	—	$0.20	—	$0.20

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245
Increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	12,966,558	468	12,967,026
Net realized gain (loss) on investments	-	-	-	37,339	-	37,339
Net change in unrealized appreciation (depreciation) on investments	-	-	-	6,607,914	(1,799)	6,606,115
Capital transactions:						-
Issuance of common stock	2,297,080	22,970	21,644,989	-	-	21,667,959
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	-	-	-	-	-	-
Issuance of common shares pursuant to distribution reinvestment plan	735,551	7,356	6,905,355	-	-	6,912,711
Repurchase of common stock	(744,282)	(7,443)	(6,987,324)	-	-	(6,994,767)
Distributions to stockholders	-	-	-	(12,969,462)	-	(12,969,462)
Total increase (decrease) for the three months ended March 31, 2024	2,288,349	22,883	21,563,020	6,642,349	(1,331)	28,226,921
Net assets at March 31, 2024	56,653,056	$566,530	$545,842,911	$(14,035,991)	$50,716	$532,424,166
Distributions declared per share	-	-	-	$0.23	-	$0.23

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$14,167,816	$19,610,480
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(136,597,769)	(85,049,409)
Payment-in-kind investments	(1,112,406)	(1,557,952)
Proceeds from sales of investments and principal repayments	126,983,497	18,576,670
Net realized (gain) loss on investments	(3,014,227)	(37,339)
Net change in unrealized (appreciation) depreciation on investments	2,782,872	(6,606,115)
Amortization of premium and accretion of discount, net	(2,707,208)	(1,343,240)
Amortization of discount, debt issuance and deferred financing costs	1,292,006	949,415
Increase or decrease in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	3,044	30,324
(Increase) decrease in interest receivable	360,097	(964,763)
(Increase) decrease in prepaid expenses	-	(35,756)
(Increase) decrease in payable for investments purchased	20,158	-
(Increase) decrease in management fees payable	183,688	166,982
Increase (decrease) in payable to Adviser	(663,250)	(544,417)
Increase (decrease) in administrator and custodian fees payable	276,198	(95,771)
Increase (decrease) in professional fees payable	243,530	17,157
Increase (decrease) in accrued tax liability	213,774	81,848
Increase (decrease) in incentive fee payable	131,571	(127,376)
Increase (decrease) in transfer agent fees payable	986	3,307
Increase (decrease) in interest and borrowing expenses payable	(2,472,946)	(206,458)
Increase (decrease) in accrued expenses and other liabilities	95,538	(6,417)
Net cash provided by (used for) operating activities	186,969	(57,138,830)
Cash flows from financing activities
Issuance of common stock	46,074,834	21,663,462
Repurchase of common stock	(7,838,223)	(4,930,241)
Distributions paid	(6,097,343)	(5,740,909)
Financing costs paid	(2,402,480)	-
Borrowings on notes	163,000,000	-
Repayments of notes	(171,750,000)	-
Borrowings on credit facility	177,500,000	49,450,000
Repayments of credit facility	(133,000,000)	(18,000,000)
Proceeds on secured borrowings	-	2,156,585
Repayments on secured borrowings	(2,845,117)	(2,325,617)
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	3,116	-
Net cash provided by (used for) financing activities	62,644,787	42,273,280
Net increase in (decrease) in cash	62,831,756	(14,865,550)
Cash and cash equivalents, beginning of period	52,178,854	72,671,928
Cash and cash equivalents, end of period	115,010,610	57,806,378
Supplemental and non-cash financing activities
Cash paid during the period for interest	$20,593,874	$19,601,050
Issuance of common shares pursuant to distribution reinvestment plan	7,609,164	$6,912,711
State taxes paid	3,109	$5,722

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 251.51%								(1)(2)(3)(4)(12)
U.S. Corporate Debt — 238.68%
1st Lien/Senior Secured Debt — 238.26%
123.Net, LLC	Digital Infrastructure & Services	Term Loan	8.54% (S + 4.25% )	7/19/2029	4,331,058	4,291,791	4,320,231	(15)
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.55% (S + 4.25% )	7/19/2029	647,378	630,979	642,819	(6)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	2,877,695	2,836,296	2,877,695	(6)(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/22/2027	-	(16,089)	(16,096)	(6)(7)
AAH Topco, LLC	Healthcare	Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	6,337,986	6,274,135	6,322,141	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	6,414,752	6,332,049	6,398,716	(15)
AAH Topco, LLC	Healthcare	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	-	(7,287)	(1,968)	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	240,751	235,628	240,751	(6)(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	1,375,745	1,362,324	1,368,866	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/6/2029	-	(1,250)	-	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	10,513,256	10,383,258	10,460,690	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	446,021	441,264	443,791	(15)
Admiral Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	-	(16,958)	(7,008)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	3/31/2027	3,469,532	3,444,783	3,460,858	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	3/31/2027	2,168,458	2,154,484	2,163,036	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/31/2027	-	(3,092)	(1,087)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	3/31/2027	3,459,046	3,417,997	3,450,398	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/31/2027	-	(21,102)	-	(6)(7)
Amercare Royal LLC	Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	8,363,630	8,286,014	8,342,721	(15)
Amercare Royal LLC	Services	Revolver	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	1,040,310	1,028,783	1,037,205	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	-	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	1,331,985	1,319,506	1,328,656	(15)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	6/30/2025	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	6/30/2025	346,322	345,024	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	6/30/2025	1,260,322	1,082,011	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	6/30/2025	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	6/30/2025	949,042	817,051	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	6/30/2025	2,682,124	2,278,901	-	(16)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	10.16% (S + 5.75%; 2.00% Floor)	7/21/2027	595,843	584,825	595,843	(15)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	10.17% (S + 5.75%; 2.00% Floor)	7/21/2027	12,065,482	11,965,292	12,065,482	(15)
AppViewX, Inc.	Software & Tech Services	Term Loan	9.46% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,630,313	14,625,385	(15)
AppViewX, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	(17,771)	(18,466)	(6)(7)
AppViewX, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	8.79% (S + 4.50%; 0.50% Floor)	7/25/2031	4,018,743	3,981,595	4,018,743	(15)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.50% Floor)	7/25/2031	-	(4,435)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	-	(4,225)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	-	(2,067)	-	(6)(7)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	9.44% (S + 5.00%; 1.00% Floor)	11/30/2026	14,774,044	14,656,180	14,774,044	(15)
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	-	(3,852)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	10.82% (S + 6.50%; 0.75% Floor)	3/19/2031	3,128,738	3,086,616	3,128,738	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(14,581)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.82% (S + 6.50%; 0.75% Floor)	3/19/2031	7,110,768	7,017,443	7,110,768	(15)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	— (S + 5.50%; 1.00% Floor)	6/30/2025	811,174	634,498	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	6/30/2025	682,732	560,930	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	6/30/2025	547,390	445,410	-	(16)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Bonterra LLC	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	3/5/2032	9,876,778	9,778,734	9,778,010	(15)
Bonterra LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	3/5/2032	-	(5,287)	(5,339)	(6)(7)
Bonterra LLC	Software & Tech Services	Revolver	9.29% (S + 5.00%; 0.75% Floor)	3/5/2032	174,146	163,546	163,468	(6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	2,242,629	2,202,766	2,231,416	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	1,022,738	1,003,364	1,017,625	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	2,066,243	2,025,846	2,055,912	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	2,516,588	2,471,924	2,516,588	(6)(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	4,901,142	4,832,714	4,876,636	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	4,645,685	4,598,273	4,622,456	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	2,703,105	2,691,123	2,689,589	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	3,800,004	3,776,220	3,781,004	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/31/2027	0	(7,220)	(3,887)	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.91% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,427,911	1,423,248	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.91% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,168,922	5,124,299	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	(0)	(6,257)	(11,905)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	9.54% (S + 5.25%; 0.75% Floor)	8/26/2030	316,941	299,392	316,941	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	9.54% (S + 5.25%; 0.75% Floor)	8/26/2030	411,247	394,889	411,247	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	8/26/2030	15,847,025	15,699,052	15,847,025	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	6/30/2028	613,013	604,104	613,013	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	6/30/2028	4,593,596	4,555,649	4,593,596	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	9.30% (S + 5.00%; 0.75% Floor)	6/30/2028	265,015	260,112	265,015	(6)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	9.89% (S + 5.50%; 0.75% Floor)	12/1/2027	7,158,564	7,125,757	7,158,564	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	12/1/2027	255,771	253,092	255,771	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,268,708	3,218,098	3,268,708	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	219,561	215,023	219,561	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,441,119	3,385,597	3,441,119	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,470,098	3,422,226	3,470,098	(15)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 4.50%; 2.00% Floor)	11/30/2028	4,915,849	4,823,335	4,915,849	(15)
CallTower, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.50%; 2.00% Floor)	11/30/2028	-	(18,366)	-	(6)(7)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.50%; 2.00% Floor)	11/30/2028	-	(11,498)	-	(6)(7)
Caregiver 2, Inc.	Healthcare	Term Loan	10.57% (S + 6.25%; 2.00% Floor)	7/2/2029	5,580,292	5,451,565	5,524,489	(15)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	10.57% (S + 6.25%; 2.00% Floor)	7/2/2029	1,121,667	1,097,604	1,110,450	(15)
Cerifi, LLC	Services	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	3/31/2028	15,703,329	15,530,915	15,546,296	(15)
Cerifi, LLC	Services	Revolver	10.17% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,097,905	1,096,714
Choice Health at Home, LLC	Healthcare	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	6/30/2028	2,246,490	2,230,123	2,246,490	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	6/30/2028	1,906,210	1,871,203	1,906,210	(6)(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	13.17% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	8,993,189	8,801,400	8,925,740	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(24,812)	(9,312)	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	8/7/2031	7,366,726	7,320,421	7,366,726	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/7/2031	-	(13,549)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	9.31% (S + 5.00%; 0.75% Floor)	8/7/2031	615,432	605,837	615,432	(6)
Colo Holdings LLC	Digital Infrastructure & Services	Term Loan	20.50% (20.50% PIK)	3/27/2026	284,880	261,736	284,880
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.89% (S + 5.50%; 1.00% Floor)	9/16/2027	1,433,674	1,399,774	1,433,674	(6)(15)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.64% (S + 5.25%; 1.00% Floor)	9/16/2027	2,095,349	2,078,855	2,090,111	(15)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	9.64% (S + 5.25%; 1.00% Floor)	9/16/2027	5,168,193	5,122,284	5,155,273	(15)
Community Based Care Acquisition, Inc.	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	-	(7,285)	(2,160)	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.89% (S + 5.50%; 1.00% Floor)	9/16/2027	2,878,339	2,848,202	2,878,339	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	10.14% (S + 5.75%; 1.00% Floor)	10/21/2027	7,768,164	7,717,334	7,010,768	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.14% (S + 5.75%; 1.00% Floor)	10/21/2027	3,710,806	3,685,674	3,349,003	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	11.13% (S + 5.75%; 1.00% Floor)	10/21/2027	1,203,100	1,194,552	1,079,624	(6)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	2/27/2030	10,538,190	10,328,180	10,538,190	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	2/27/2030	-	(8,438)	-	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	2/27/2029	-	(11,940)	-	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	11.07% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,335,536	13,625,952	(15)
Crewline Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.75%; 1.00% Floor)	11/8/2030	-	(27,502)	-	(6)(7)
DA Blocker Corp.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/10/2032	15,103,993	14,955,134	14,952,953	(15)
DA Blocker Corp.	Software & Tech Services	Revolver	9.04% (S + 4.75%; 0.75% Floor)	2/10/2032	472,000	456,494	456,266	(6)
DA Blocker Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	2/10/2032	-	(23,136)	(23,600)	(6)(7)
Datacor, Inc.	Software & Tech Services	Term Loan	10.32% (S + 6.00%; 1.00% Floor)	3/13/2029	17,780,468	17,662,781	17,780,468	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	-	(24,958)	-	(6)(7)
Datacor, Inc.	Software & Tech Services	Revolver	10.32% (S + 6.00%; 1.00% Floor)	3/13/2029	307,778	294,650	307,778	(6)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor)	5/22/2029	-	(11,737)	(12,601)	(6)(7)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	10.32% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,296,053	7,298,306	(15)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	1/30/2026	2,451,734	1,511,867	573,461	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	— (S; 1.00% Floor)	1/30/2026	381,226	227,042	89,144	(5)(6)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	483,017	120,253	112,978	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	258,077	165,594	60,364	(5)(16)
DeLorean Purchaser, Inc.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	12/16/2031	16,065,460	15,831,870	15,864,641	(15)
DeLorean Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(34,644)	(30,123)	(6)(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	8.92% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,807,596	9,849,936	(15)
Dispatchtrack, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/17/2026	-	(1,143)	-	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Term Loan	10.32% (S + 2.75%; 1.00% Floor; 3.25% PIK)	2/6/2030	6,449,885	6,353,367	6,304,763	(15)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.75%; 1.00% Floor)	2/6/2030	-	(15,144)	(12,415)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Revolver	10.32% (S + 2.75%; 1.00% Floor; 3.25% PIK)	2/6/2030	378,589	371,033	364,484	(6)
Duetto Research, Inc	Software & Tech Services	Term Loan	10.83% (S + 1.00%; 0.75% Floor; 5.50% PIK)	6/26/2030	14,755,233	14,447,460	14,681,457	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(11,391)	-	(6)(7)
Duetto Research, Inc	Software & Tech Services	Revolver	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(11,037)	(5,044)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	11/8/2027	5,024,251	4,955,332	5,024,251	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(3,501)	-	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	11/8/2027	6,700,699	6,640,255	6,700,699	(15)
EET Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(11,131)	-	(6)(7)
Einstein Parent, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	1/22/2031	-	(20,661)	(21,324)	(6)(7)
Einstein Parent, Inc.	Software & Tech Services	Term Loan	10.79% (S + 6.50%; 0.75% Floor)	1/22/2031	10,306,433	10,105,067	10,100,304	(15)
Engage2Excel, Inc.	Services	Term Loan	10.71% (S + 6.50%; 1.00% Floor)	7/2/2029	7,463,645	7,367,220	7,444,986	(15)
Engage2Excel, Inc.	Services	Revolver	10.71% (S + 7.25%; 1.00% Floor)	7/2/2029	307,130	299,004	305,594	(6)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	12/24/2029	9,005,474	8,895,854	9,005,474	(15)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	12/24/2029	0	(7,967)	0	(6)(7)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	12/24/2029	(0)	(997)	(0)	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	9.96% (S + 5.50%; 1.00% Floor)	6/1/2027	2,769,525	2,757,221	2,769,525	(15)
Exterro, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	0	(14,217)	0	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	9.96% (S + 5.50%; 1.00% Floor)	6/1/2027	5,733,087	5,713,526	5,733,087	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	9.96% (S + 5.50%; 1.00% Floor)	6/1/2027	6,237,900	6,201,510	6,237,900	(15)
Faithlife, LLC	Software & Tech Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/18/2025	299,512	298,941	299,512	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Faithlife, LLC	Software & Tech Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/18/2025	697,435	696,112	697,435	(15)
Faithlife, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	9/18/2025	-	(526)	-	(6)(7)
FH MD Buyer, Inc	Healthcare	Term Loan	9.43% (S + 5.00%; 0.75% Floor)	7/24/2028	5,340,880	5,312,625	5,314,176	(15)
Firebird Midco, Inc	Software & Tech Services	Term Loan	9.31% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,679,100	6,672,401	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	7/18/2030	-	(13,617)	(15,357)	(6)(7)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.68% (S + 4.25%; 0.75% Floor)	12/17/2026	13,441,153	13,343,997	13,071,521	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.68% (S + 4.25%; 0.75% Floor)	12/17/2026	410,486	410,486	399,198	(15)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	10/29/2030	9,536,129	9,473,677	9,536,129	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.29% (S + 5.00%; 0.75% Floor)	10/29/2030	2,074,032	2,065,284	2,074,032	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	— (S + 5.00%; 0.75% Floor)	10/29/2029	-	(5,587)	-	(6)(7)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	10/29/2030	769,443	763,017	769,443	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.29% (S + 5.00%; 0.75% Floor)	10/29/2030	3,109,671	3,081,999	3,109,671	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Term Loan	12.71% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,246,799	7,423,938	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	12.71% (S + 8.25%; 1.00% Floor)	11/27/2029	2,336,204	2,279,826	2,336,204	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	12.71% (S + 8.25%; 1.00% Floor)	11/27/2029	1,038,313	1,013,066	1,030,526	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Revolver	— (S + 8.25%; 1.00% Floor)	11/27/2029	-	(9,734)	-	(6)(7)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	11.46% (S + 7.00%; 1.00% Floor)	11/27/2029	2,247,687	2,208,214	2,216,161	(6)(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	11.46% (S + 7.00%; 1.00% Floor)	11/27/2029	706,249	695,527	698,368	(6)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(19,299)	(20,932)	(6)(7)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(2,144)	(2,326)	(6)(7)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	10.54% (S + 6.25%; 0.75% Floor)	9/14/2029	16,514,922	16,274,266	16,143,336	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	12.75% (S + 6.25%; 0.75% Floor)	9/15/2027	689,596	674,131	658,564	(6)
G Treasury SS LLC	Software & Tech Services	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/29/2029	3,658,885	3,617,989	3,658,885	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/29/2029	1,920,915	1,899,275	1,920,915	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	6/29/2029	-	(8,179)	-	(6)(7)
G Treasury SS LLC	Software & Tech Services	Revolver	9.70% (S + 5.50%; 1.00% Floor)	6/29/2029	152,454	139,380	152,454	(6)
Galway Borrower LLC	Financials	Revolver	8.80% (S + 4.50%; 0.75% Floor)	9/29/2028	145,210	141,714	144,100	(6)
Galway Borrower LLC	Financials	Term Loan	8.79% (S + 4.50%; 0.75% Floor)	9/29/2028	3,771,048	3,771,048	3,761,621	(15)
Galway Borrower LLC	Financials	Delayed Draw Term Loan	8.79% (S + 4.50%; 0.75% Floor)	9/29/2028	77,921	77,921	77,921	(6)
GH PARENT HOLDINGS INC.	Services	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	5/4/2027	2,342,635	2,311,129	2,311,982	(6)(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	2,012,272	1,993,231	2,012,272	(15)
GHA Buyer, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/24/2026	-	(4,014)	-	(6)(7)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	575,378	569,384	575,378	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	5,506,675	5,484,386	5,506,675	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	4,768,553	4,747,847	4,768,553	(15)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	834,497	829,492	834,497	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	747,199	744,561	747,199	(15)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.54% (S + 6.25%; 1.00% Floor)	9/1/2028	14,507,975	14,297,769	14,507,975	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(8,736)	-	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.54% (S + 6.25%; 1.00% Floor)	9/1/2028	12,376,845	12,281,332	12,376,845	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(9,077)	-	(6)(7)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 0.75% Floor)	6/1/2028	6,066,224	5,948,084	6,066,224	(6)(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	9.94% (S + 5.50%; 0.75% Floor)	6/1/2028	5,331,605	5,270,675	5,331,605	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 0.75% Floor)	6/1/2028	6,702,083	6,621,049	6,702,083	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	14.21% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	3,926,951	3,879,058	3,809,143	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	14.21% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	1,683,541	1,623,705	1,633,035	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	5/25/2028	9,908,778	9,880,096	9,884,006	(15)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/25/2028	0	(3,417)	(1,752)	(6)(7)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.54% (S + 5.25%; 0.75% Floor)	5/25/2028	71,252	70,642	71,252	(6)
Heartland PPC Buyer LLC	Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	12/12/2029	5,595,244	5,504,013	5,553,280	(15)
Heartland PPC Buyer LLC	Services	Revolver	10.67% (S + 5.25%; 0.75% Floor)	12/12/2029	216,651	198,795	208,173	(6)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	9.54% (S + 5.25%; 0.75% Floor)	12/12/2029	1,164,259	1,147,052	1,164,259	(6)(15)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	8.83% (S + 4.50%; 1.00% Floor)	11/24/2028	11,127,312	11,127,312	11,099,493	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	11.04% (S + 6.75%; 1.00% Floor)	5/3/2029	12,772,566	12,530,171	12,708,703	(15)
HireVue, Inc.	Software & Tech Services	Revolver	11.04% (S + 6.75%; 1.00% Floor)	5/3/2029	482,095	453,619	473,864	(6)
HITRUST Services, LLC	Services	Term Loan	9.03% (S + 4.75%; 0.75% Floor)	3/15/2032	10,281,308	10,179,022	10,178,495	(15)
HITRUST Services, LLC	Services	Revolver	— (S + 4.75%; 0.75% Floor)	3/14/2031	-	(23,998)	(24,191)	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	2,419,173	2,362,004	2,419,173	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	(15,436)	-	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	2,557,387	2,535,245	2,557,387	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	1,617,295	1,603,267	1,617,295	(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	12.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	35,378	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	2,403,410	2,378,564	2,403,410	(15)
Iodine Software, LLC	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/19/2027	5,160,823	5,123,186	5,160,823	(15)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/19/2027	7,774,930	7,714,139	7,774,930	(15)
Iodine Software, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	(7,918)	-	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	-	(10,052)	(7,278)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.56% (S + 5.25%; 1.00% Floor)	10/4/2030	722,302	658,671	701,090	(6)(15)
Joink, LLC	Digital Infrastructure & Services	Term Loan	9.56% (S + 5.25%; 1.00% Floor)	10/4/2030	10,212,907	10,070,756	10,110,778	(15)
JS Parent, Inc.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	4/24/2031	5,432,363	5,407,822	5,432,363	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	4/24/2031	-	(2,294)	-	(6)(7)
Kalkomey Borrower, LLC	Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	6/18/2031	9,108,909	8,978,752	9,017,820	(15)
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(12,233)	(4,577)	(6)(7)
Kalkomey Borrower, LLC	Services	Revolver	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(19,581)	(14,647)	(6)(7)
KPA Parent Holdings, Inc	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	3/12/2032	10,361,803	10,258,829	10,258,185	(15)
KPA Parent Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(7,351)	(7,401)	(6)(7)
KPA Parent Holdings, Inc	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(10,291)	(10,362)	(6)(7)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	8.92% (S + 4.50%; 1.00% Floor)	11/17/2027	6,660,334	6,600,451	6,660,334	(15)
Level Data, LLC	Software & Tech Services	Term Loan	9.80% (S + 5.50%; 0.75% Floor)	3/5/2031	4,448,372	4,404,305	4,403,889	(15)
Level Data, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	3/5/2031	-	(11,880)	(24,045)	(6)(7)
Level Data, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	3/5/2031	-	(8,909)	(9,017)	(6)(7)
LivTech Purchaser, Inc.	Software & Tech Services	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	11/24/2031	6,997,646	6,930,721	6,927,669	(15)
LivTech Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(38,008)	(39,987)	(6)(7)
LivTech Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(19,006)	(19,993)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Term Loan	10.26% (S + 6.00%; 1.00% Floor)	1/21/2030	12,433,875	12,169,895	12,216,283	(15)
Lotus HPI Buyer, Inc	Healthcare	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	1/21/2030	-	(37,878)	(18,839)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Revolver	10.23% (S + 6.00%; 1.00% Floor)	1/21/2030	753,568	715,749	720,600	(6)
Magaya Corporation	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	7/26/2030	3,685,561	3,651,346	3,611,850	(15)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	7/26/2030	142,200	130,652	105,344	(6)(15)
Magaya Corporation	Software & Tech Services	Revolver	11.25% (S + 4.75%; 0.75% Floor)	7/26/2030	276,417	267,983	257,989	(6)
Mastery Acquisition Corp.	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	9/7/2029	6,615,883	6,593,996	6,615,883	(15)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(1,957)	-	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(4,997)	-	(6)(7)
Mavenlink, Inc.	Software & Tech Services	Term Loan	10.69% (S + 2.00%; 0.75% Floor; 4.25% PIK)	6/3/2027	16,478,003	16,251,636	16,024,857	(15)
Mavenlink, Inc.	Software & Tech Services	Revolver	10.72% (S + 2.00%; 0.75% Floor; 4.25% PIK)	6/3/2027	1,560,259	1,544,994	1,507,508	(6)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	4/16/2027	-	(6,784)	(4,871)	(6)(7)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.85% (S + 6.50%; 1.00% Floor)	4/16/2027	777,281	764,043	775,338	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.60% (S + 6.25%; 1.00% Floor)	4/16/2027	826,832	812,071	824,765	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.10% (S + 5.75%; 1.00% Floor)	4/16/2027	10,126,489	10,053,102	10,075,857	(15)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	12/23/2026	12,979,881	12,900,317	12,979,881	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/23/2026	-	(8,068)	-	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	12/23/2026	822,952	816,608	822,952	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	10.14% (S + 5.75%; 0.75% Floor)	9/30/2027	3,725,154	3,693,064	3,697,215	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	10.14% (S + 5.75%; 0.75% Floor)	9/30/2027	1,538,568	1,515,643	1,527,029	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	10.15% (S + 5.75%; 0.75% Floor)	9/30/2026	158,208	156,262	155,834	(6)
MedMark Services, Inc.	Healthcare	Term Loan	9.56% (S + 5.00%; 1.00% Floor)	6/11/2027	4,614,039	4,597,892	4,233,381	(15)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	9.56% (S + 5.00%; 1.00% Floor)	6/11/2027	3,823,278	3,807,948	3,507,857	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	9.42% (S + 5.00%; 1.00% Floor)	10/22/2026	7,714,591	7,663,079	7,676,018	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	— (S + 5.00%; 1.00% Floor)	10/22/2026	-	(3,241)	(3,402)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	9.42% (S + 5.00%; 1.00% Floor)	10/22/2026	1,310,127	1,283,265	1,310,127	(6)(15)
Mist Holding Co.	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,789,436	4,787,769	(15)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(12,965)	(13,572)	(6)(7)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(5,712)	(5,979)	(6)(7)
Mist Holding Co.	Software & Tech Services	Revolver	9.55% (S + 5.25%; 0.75% Floor)	12/23/2030	301,598	289,951	289,534	(6)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.18% (S + 5.75%; 1.00% Floor)	2/15/2029	2,003,483	1,971,160	2,003,483	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.18% (S + 5.75%; 1.00% Floor)	2/15/2029	7,845,003	7,777,075	7,845,003	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(4,234)	-	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	4/21/2031	-	(11,567)	-	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	9.06% (S + 4.75%; 0.75% Floor)	4/21/2031	16,213,888	16,094,257	16,213,888	(15)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	4/21/2031	568,804	567,118	568,804	(15)
Mr. Greens Intermediate, LLC	Services	Term Loan	10.66% (S + 6.25%; 1.00% Floor)	5/1/2029	6,201,939	6,067,985	6,201,939	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	10.65% (S + 6.25%; 1.00% Floor)	5/1/2029	283,348	228,905	283,348	(6)
Mr. Greens Intermediate, LLC	Services	Revolver	10.64% (S + 6.25%; 1.00% Floor)	5/1/2029	263,017	241,233	263,017	(6)
MSM Acquisitions, Inc.	Services	Term Loan	10.31% (S + 1.00%; 1.00% Floor; 2.50% PIK)	12/9/2026	8,336,082	8,283,035	7,356,592	(15)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.31% (S + 6.00%; 1.00% Floor)	12/9/2026	3,050,193	3,030,345	2,691,795	(15)
MSM Acquisitions, Inc.	Services	Revolver	12.81% (S + 1.00%; 1.00% Floor; 5.00% PIK)	12/9/2026	1,145,615	1,096,192	996,611	(6)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.31% (S + 6.00%; 1.00% Floor)	12/9/2026	373,863	372,304	329,934	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	8,709,433	8,561,939	8,687,659	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(19,598)	(3,030)	(6)(7)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.98% (S + 5.50%; 1.00% Floor)	4/9/2029	7,692,668	7,634,172	7,673,437	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.91% (S + 5.50%; 1.00% Floor)	4/9/2029	600,912	595,066	599,410	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.09% (S + 5.50%; 1.00% Floor)	4/9/2029	542,202	523,724	537,664	(6)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	3/21/2028	6,453,905	6,389,227	6,453,905	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	3/21/2028	-	(5,947)	-	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	10.04% (S + 5.75%; 0.75% Floor)	9/10/2030	12,575,067	12,395,172	12,417,879	(15)
Nasuni Corporation	Software & Tech Services	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	-	(35,705)	(32,748)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	1,067,064	1,056,089	1,059,061	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	2,030,835	2,010,296	2,030,835	(15)
Navigate360, LLC	Software & Tech Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	4,102,757	4,067,469	4,071,986	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	1,767,388	1,757,299	1,754,132	(15)
Navigate360, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2027	-	(4,945)	(4,532)	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Navigate360, LLC	Software & Tech Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	2,214,687	2,192,507	2,198,077	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	9.57% (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	11,353,312	11,249,802	11,268,162	(15)
NC Topco, LLC	Software & Tech Services	Revolver	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	-	(11,874)	(9,690)	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	8/29/2031	-	(14,840)	(8,075)	(6)(7)
Netwrix Corporation	Software & Tech Services	Term Loan	9.06% (S + 4.75%; 0.75% Floor)	6/11/2029	12,391,146	12,376,613	12,391,146	(15)
Netwrix Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	6/11/2029	-	(1,537)	-	(6)(7)
Netwrix Corporation	Software & Tech Services	Delayed Draw Term Loan	9.06% (S + 4.75%; 0.75% Floor)	6/11/2029	48,179	36,450	48,179	(6)
Netwrix Corporation	Software & Tech Services	Term Loan	9.06% (S + 4.75%; 0.75% Floor)	6/11/2029	204,755	204,755	204,755	(15)
Next Holdco, LLC	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	11/12/2030	9,192,262	9,073,961	9,123,320	(15)
Next Holdco, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	11/9/2029	-	(10,335)	(6,702)	(6)(7)
Next Holdco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	11/12/2030	-	(14,351)	-	(6)(7)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	11.25% (S + 4.75%; 0.75% Floor)	12/28/2028	6,961,798	6,875,079	6,961,798	(15)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	11.25% (S + 4.75%; 0.75% Floor)	12/28/2028	1,202,727	1,186,795	1,202,727	(15)
OPOC Acquisition, LLC	Healthcare	Revolver	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(8,763)	(7,575)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(10,844)	(7,575)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	6,544,665	6,449,922	6,462,857	(15)
Pace Health Companies, LLC	Healthcare	Term Loan	9.69% (S + 5.25%; 1.00% Floor)	8/3/2026	5,021,350	5,018,279	5,021,350	(15)
Pace Health Companies, LLC	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	8/3/2026	-	(373)	-	(6)(7)
Pace Health Companies, LLC	Healthcare	Term Loan	9.94% (S + 5.50%; 1.00% Floor)	8/3/2026	1,365,745	1,361,556	1,365,745	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor)	8/3/2026	192,681	189,548	192,681	(6)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	9.79% (S + 5.50%; 0.75% Floor)	2/3/2031	10,446,645	10,376,537	10,420,528	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	9.78% (S + 5.50%; 0.75% Floor)	2/3/2031	125,810	117,915	123,451	(6)
PDI TA Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	9.79% (S + 5.50%; 0.75% Floor)	2/3/2031	952,365	948,382	949,984
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	11.54% (S + 1.25%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,390,971	7,250,744	7,390,971	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	— (S + 1.25%; 0.75% Floor; 6.00% PIK)	9/27/2030	-	(16,610)	-	(6)(7)
Penn TRGRP Holdings LLC	Software & Tech Services	Delayed Draw Term Loan	11.54% (S + 1.25%; 0.75% Floor; 6.00% PIK)	9/27/2030	224,229	224,229	224,229	(6)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	5,795,160	5,764,329	5,751,696	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	490,909	486,701	487,227	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	1,228,451	1,216,565	1,219,238	(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	6/21/2030	20,482,292	20,198,751	20,226,263	(15)
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	6/21/2030	-	(45,461)	(17,337)	(6)(7)
Pieper Memorial, LLC	Healthcare	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/2/2027	2,046,409	2,019,971	2,046,409	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/2/2027	3,539,699	3,489,603	3,539,699	(6)(15)
Ping Identity Holding Corp.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/17/2029	11,973,278	11,770,535	11,973,278	(15)
Ping Identity Holding Corp.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	(18,033)	-	(6)(7)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.06% (S + 5.75%; 1.00% Floor)	1/4/2027	5,096,859	5,083,363	5,045,891	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	12.00% (S + 5.75%; 1.00% Floor)	1/4/2027	158,175	156,087	152,023	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.06% (S + 5.75%; 1.00% Floor)	1/4/2027	280,329	278,727	277,525	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.06% (S + 5.75%; 1.00% Floor)	1/4/2027	379,695	376,944	375,898	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	10.06% (S + 5.75%; 1.00% Floor)	1/4/2027	335,726	335,359	332,368	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.06% (S + 5.75%; 1.00% Floor)	1/4/2027	144,588	144,237	143,142	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	9.74% (S + 5.25%; 1.00% Floor)	7/17/2028	7,446,480	7,373,270	7,446,480	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	9.76% (S + 5.25%; 1.00% Floor)	7/17/2028	177,026	162,874	177,026	(6)
QualDerm Partners, LLC	Healthcare	Term Loan	15.89% (S + 5.75%; 0.75% Floor; 5.25% PIK)	12/8/2028	5,761,903	5,518,750	5,171,308	(15)
QualDerm Partners, LLC	Healthcare	Delayed Draw Term Loan	15.90% (S + 5.75%; 0.75% Floor; 5.25% PIK)	12/8/2028	667,878	638,802	599,421
QualDerm Partners, LLC	Healthcare	Revolver	8.40% (S + 4.00%; 0.75% Floor)	12/8/2026	222,760	217,916	216,038	(6)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,040,497	8,971,696	(15)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Race Finco, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	8/16/2029	-	(10,332)	(13,720)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.05% (S + 5.75%; 1.00% Floor)	8/16/2029	5,019,680	4,899,894	4,923,135	(6)(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	11/20/2028	15,251,966	15,078,626	15,251,966	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	-	(10,809)	-	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	6/6/2025	2,852,633	2,784,836	28,526	(16)
Redwood Family Care Network, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/18/2026	-	(2,926)	(1,472)	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	9.94% (S + 5.50%; 1.00% Floor)	6/18/2026	7,691,480	7,645,181	7,672,251	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor)	6/18/2026	5,697,339	5,668,878	5,683,096	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor)	6/18/2026	4,270,944	4,215,545	4,260,267	(15)
REP TEC Intermediate Holdings, Inc.	Services	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	12/1/2027	11,882,114	11,866,225	11,882,114	(15)
REP TEC Intermediate Holdings, Inc.	Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	-	(1,736)	-	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	8.79% (S + 4.50%; 0.75% Floor)	9/30/2031	6,444,660	6,353,104	6,428,548	(8)(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	-	(15,552)	-	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	8.79% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	190,199	198,651	(6)(8)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	9.31% (S + 5.00%; 0.75% Floor)	11/12/2031	19,214,323	19,029,157	19,118,251	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(24,411)	-	(6)(7)
Saab Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(24,414)	(12,905)	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(29,218)	-	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.79% (S + 4.50%; 1.00% Floor)	9/15/2028	1,678,573	1,652,325	1,670,180	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.79% (S + 4.50%; 1.00% Floor)	9/15/2028	17,105,806	16,824,018	17,020,277	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.79% (S + 4.50%; 1.00% Floor)	9/15/2028	3,487,682	3,427,619	3,470,244	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	0	(26,062)	(8,794)	(6)(7)
Salisbury House, LLC	Healthcare	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	981,829	977,744	981,829	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	567,417	557,026	567,417	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	429,109	427,119	429,109	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	493,557	488,283	493,557	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	3,934,410	3,924,811	3,934,410	(15)
Salisbury House, LLC	Healthcare	Revolver	10.18% (S + 5.75%; 1.00% Floor)	2/27/2026	256,841	254,246	256,841	(6)
Salisbury House, LLC	Healthcare	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	1,111,233	1,109,418	1,111,233	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	1,209,611	1,206,268	1,209,611	(15)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	9.81% (S + 5.50%; 1.00% Floor)	6/28/2028	4,581,817	4,524,440	4,123,636	(15)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	9.81% (S + 5.50%; 1.00% Floor)	6/28/2028	914,670	905,908	823,203	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	9.81% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	815,194	742,042
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	9.71% (S + 2.50%; 0.75% Floor; 3.00% PIK)	9/30/2031	14,441,721	14,308,067	14,333,408	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	9/30/2031	-	(16,045)	(12,928)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	-	(10,379)	(25,636)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	10.39% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	1,947,064	1,931,460	1,908,123	(15)
Sauce Labs Inc	Software & Tech Services	Term Loan	10.39% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	7,589,630	7,517,198	7,437,838	(15)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	10.39% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	862,263	856,729	851,485	(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	10.07% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	19,812,070	19,532,232	19,812,070	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	6,332,063	6,240,834	6,332,063	(15)
Saviynt, Inc.	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	-	(7,316)	-	(6)(7)
SCA Buyer, LLC	Healthcare	Revolver	11.05% (S + 6.50%; 1.00% Floor)	1/20/2027	646,427	642,231	593,097
SCA Buyer, LLC	Healthcare	Term Loan	11.05% (S + 6.50%; 1.00% Floor)	1/20/2027	4,323,167	4,292,583	3,966,506	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	9.92% (S + 5.50%; 0.75% Floor)	8/25/2028	10,715,390	10,579,797	10,581,448	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 0.75% Floor)	8/25/2028	1,868,963	1,749,825	1,752,153	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	9.92% (S + 5.50%; 0.75% Floor)	8/25/2028	622,988	615,137	615,200
Second Nature Brands, Inc.	Software & Tech Services	Term Loan	10.26% (S + 6.00%; 1.00% Floor)	2/6/2031	5,477,782	5,397,127	5,395,616	(15)
Second Nature Brands, Inc.	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	-	(8,910)	(9,130)	(6)(7)
Securonix, Inc	Software & Tech Services	Term Loan	12.04% (S + 7.00%; 0.75% Floor; 3.75% PIK)	4/5/2028	8,628,217	8,551,685	5,996,610	(15)
Securonix, Inc	Software & Tech Services	Revolver	11.29% (S + 7.00%; 0.75% Floor)	4/5/2028	34,660	20,929	23,892	(6)
Serrano Parent, LLC	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,800,721	20,783,327	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(38,472)	(41,720)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	2,932,730	2,678,171	1,407,153	(16)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 7.50%; 1.00% Floor)	6/22/2026	626,535	571,162	300,618	(16)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	6/22/2026	-	(1,220)	-	(6)(7)(16)
Smile Brands, Inc.	Healthcare	Term Loan	12.89% (S + 6.00%; 0.75% Floor; 4.00% PIK)	10/12/2027	1,612,799	1,572,161	1,467,648
Smile Brands, Inc.	Healthcare	Revolver	14.78% (S + 6.00%; 4.50% Floor; 4.00% PIK)	10/12/2027	112,017	87,068	88,333	(6)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	10.38% (S + 4.50%; 0.75% Floor; 6.00% PIK)	10/12/2027	490,151	478,431	446,037
Socket Holdings Corporation	Digital Infrastructure & Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/31/2031	8,442,703	8,316,062	8,316,062	(15)
Socket Holdings Corporation	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	3/31/2031	-	(21,648)	(21,648)	(6)(7)
Socket Holdings Corporation	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/31/2031	-	(10,824)	(10,824)	(6)(7)
Soladoc, LLC	Software & Tech Services	Term Loan	9.39% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,825,340	5,741,995	(15)
Soladoc, LLC	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(6,370)	(14,723)	(6)(7)
Spark DSO, LLC	Healthcare	Term Loan	12.21% (S + 3.75%; 1.00% Floor; 4.00% PIK)	4/20/2026	7,031,937	7,004,490	6,961,617	(15)
Spark DSO, LLC	Healthcare	Revolver	12.21% (S + 3.75%; 1.00% Floor; 4.00% PIK)	4/20/2026	271,669	268,509	263,376	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	8.67% (S + 4.25%; 1.00% Floor)	12/15/2028	7,920,781	7,841,654	7,881,177	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 4.25%; 1.00% Floor)	12/15/2028	3,630,358	3,594,856	3,610,556	(6)(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	8.67% (S + 4.25%; 1.00% Floor)	12/15/2028	264,026	254,855	259,076	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.25%; 1.00% Floor)	12/15/2028	-	(22,355)	-	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.00%; 1.00% Floor)	7/30/2027	4,268,824	4,247,529	4,226,136	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	7/30/2027	-	(1,185)	(3,102)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.00%; 1.00% Floor)	7/30/2027	566,197	557,876	560,535	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 1.00% Floor)	7/2/2029	19,926,265	19,926,265	19,926,265	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	9.04% (S + 4.75%; 1.00% Floor)	7/2/2029	1,022,169	1,010,714	1,022,169	(6)
Tau Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	15,538,480	15,385,792	15,383,095	(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	216,188	188,572	188,083	(6)
Tau Buyer, LLC	Digital Infrastructure & Services	Revolver	— (S + 4.75%; 0.75% Floor)	2/2/2032	-	(19,798)	(20,268)	(6)(7)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	8.64% (S + 4.25%; 1.00% Floor)	8/20/2027	6,709,669	6,668,682	6,709,669	(15)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(1,769)	-	(6)(7)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	12/16/2026	5,670,231	5,652,287	5,641,880	(15)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	10.17% (S + 5.75%; 1.00% Floor)	12/16/2026	139,269	137,641	136,285	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.44% (S + 6.00%; 1.00% Floor)	12/31/2026	4,731,007	4,724,844	4,731,007	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	10.44% (S + 6.00%; 1.00% Floor)	12/31/2026	656,005	655,188	656,005	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.44% (S + 6.00%; 1.00% Floor)	12/31/2026	1,115,442	1,114,808	1,115,442	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.44% (S + 6.00%; 1.00% Floor)	12/31/2026	1,695,940	1,693,117	1,695,940	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.46% (S + 6.00%; 1.00% Floor)	12/31/2026	1,683,980	1,680,544	1,683,980	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	12/31/2026	3,159,239	3,152,748	3,159,239	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	10.29% (S + 6.00%; 0.75% Floor)	7/31/2030	12,899,463	12,722,072	12,705,971	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	10.29% (S + 6.00%; 0.75% Floor)	7/31/2030	729,913	729,913	711,485	(6)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 0.75% Floor)	7/31/2030	-	(16,450)	(18,428)	(6)(7)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.17% (S + 3.75%; 1.00% Floor)	8/31/2028	20,870,438	20,799,922	20,870,438	(6)(15)
Unanet, Inc	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,852,470	11,822,998	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/9/2030	2,135,278	2,098,367	2,097,374	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/9/2030	-	(26,834)	(30,954)	(6)(7)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,823)	(5,399)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	261,770	257,780	260,461	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	302,867	299,552	301,353	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	2,696,897	2,682,337	2,683,413	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	319,973	318,233	318,373	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	685,613	685,613	682,185	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	135,360	134,151	134,683	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	473,760	471,429	471,391	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	0	(1,464)	(1,147)	(6)(7)
Unlimited Technology Holdings, LLC	Healthcare	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	3/12/2032	14,438,848	14,367,066	14,366,654	(15)
Unlimited Technology Holdings, LLC	Healthcare	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(9,553)	(9,626)	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	9.36% (S + 5.00%; 0.75% Floor)	8/25/2031	207,720	199,272	203,104	(6)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.23% (S + 5.00%; 0.75% Floor)	8/25/2031	461,599	448,634	461,599	(6)(15)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,944,590	5,970,789	(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(7,860)	(12,001)	(6)(7)
Vectra AI, Inc.	Software & Tech Services	Term Loan	9.64% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,499,845	8,490,072	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.64% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,131,925	1,127,971	(6)(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/24/2028	2,006,737	1,987,011	2,006,737	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/24/2028	20,877,300	20,709,364	20,877,300	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/24/2028	5,799,250	5,763,657	5,799,250	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	(0)	(9,464)	(0)	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	3/1/2030	4,858,831	4,775,046	4,810,242	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	3/1/2030	-	(8,293)	-	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	9.57% (S + 5.25%; 1.00% Floor)	3/1/2030	50,441	37,990	42,875	(6)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	192,693	192,693	192,693	(6)
Veracross LLC	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	15,416,509	15,278,312	15,416,509	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	1,821,742	1,783,142	1,821,742	(15)
Veracross LLC	Software & Tech Services	Revolver	10.91% (S + 6.00%; 6.50% Floor)	12/28/2027	866,917	847,328	866,917	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	10.31% (S + 6.00%; 1.00% Floor)	6/11/2029	3,360,201	3,288,084	3,326,599	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 6.00%; 1.00% Floor)	6/11/2029	168,010	158,182	168,010	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	6/11/2029	-	(7,907)	(3,734)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,577,748	5,597,136	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.54% (S + 5.25%; 0.75% Floor)	3/21/2031	3,750,269	3,689,341	3,707,867	(6)(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	-	(17,596)	(14,134)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	3/21/2031	-	(41,345)	(41,345)	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.30% (S + 5.00%; 1.00% Floor)	10/2/2028	1,754,888	1,737,636	1,754,888	(6)(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(4,089)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.30% (S + 5.00%; 1.00% Floor)	10/2/2028	6,141,507	6,132,896	6,141,507	(15)
Wealth Enhancement Group, LLC	Financials	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	(0)	(978)	(0)	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.30% (S + 5.00%; 1.00% Floor)	10/2/2028	1,341,182	1,338,510	1,341,182	(15)
Webster Equity Partners III-A, L.P.	Financials	Delayed Draw Term Loan	15.16% (S + 3.50%; 2.00% Floor; 7.35% PIK)	4/1/2027	5,665,870	5,472,356	5,564,180	(6)(8)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	11.71% (S + 7.25%; 1.00% Floor)	3/17/2028	11,231,183	11,101,104	10,473,079	(15)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	13.59% (S + 7.25%; 1.00% Floor; 1.87% PIK)	3/17/2028	1,501,925	1,490,761	1,415,565
West Dermatology Management Holdings, LLC	Healthcare	Revolver	11.70% (S + 7.25%; 1.00% Floor)	3/17/2028	1,253,284	1,234,686	1,168,687
Wolverine Seller Holdings, LLC	Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	1/17/2030	6,637,304	6,530,368	6,637,304	(15)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	1/17/2030	1,099,215	1,059,354	1,099,215	(6)(15)
Wolverine Seller Holdings, LLC	Services	Revolver	— (S + 4.75%; 0.75% Floor)	1/17/2030	-	(17,918)	-	(6)(7)
Your Part-Time Controller, LLC	Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	11/14/2029	6,821,362	6,714,223	6,821,356	(15)
Your Part-Time Controller, LLC	Services	Revolver	— (S + 5.50%; 1.00% Floor)	11/14/2029	-	(9,705)	-	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Term Loan	9.30% (S + 5.00%; 0.75% Floor)	11/22/2028	13,614,775	13,614,775	13,614,775	(15)
Total U.S. 1st Lien/Senior Secured Debt						1,575,609,835	1,557,405,786

2nd Lien/Junior Secured Debt — 0.42%
Symplr Software, Inc.	Software & Tech Services	Term Loan	12.26% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,097,553	2,715,825	(15)
Total U.S. 2nd Lien/Junior Secured Debt						3,097,553	2,715,825
Total U.S Corporate Debt						1,578,707,388	1,560,121,611
Canada Corporate Debt — 1.49%
1st Lien/Senior Secured Canadian Debt — 1.49%
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	10.01% (S + 5.00%; 0.75% Floor)	10/30/2028	8,563,364	8,516,887	8,541,956	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.00%; 0.75% Floor)	10/27/2028	1,191,387	1,186,908	1,188,409	(8)(15)
Total Canadian 1st Lien/Senior Secured Debt						9,703,795	9,730,365
Total Canadian Corporate Debt						9,703,795	9,730,365
Luxembourg Corporate Debt — 1.54%
1st Lien/Senior Secured Luxembourg Debt — 1.54%
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	10.82% (S + 6.50%; 1.50% Floor)	5/23/2031	10,088,201	9,996,880	10,088,201	(6)(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						9,996,880	10,088,201
Total Luxembourg Corporate Debt						9,996,880	10,088,201
United Kingdom Corporate Debt — 3.06%
1st Lien/Senior Secured United Kingdom Debt — 3.06%
Labvantage Solutions Inc.	Software & Tech Services	Revolver	9.55% (S + 5.25%; 1.00% Floor)	12/23/2030	570,941	544,150	548,103	(6)(8)
Labvantage Systems Limited	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	12/23/2030	19,768,898	19,420,711	19,472,365	(8)(15)
Total United Kingdom 1st Lien/Senior Secured Debt						19,964,861	20,020,468
Total United Kingdom Corporate Debt						19,964,861	20,020,468

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock — 1.14%							(18)
Alphasense, LLC	Series C Preferred	Software & Tech Services	6/1/2021	23,961	369,843	808,501	(8)
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Software & Tech Services	12/23/2019	65,614	349,977	277,078
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	216,685
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	53,539
Degreed, Inc.	Series C-1 Preferred	Software & Tech Services	6/19/2019	43,819	278,541	219,949
Degreed, Inc.	Series D Preferred	Software & Tech Services	4/30/2021	16,943	278,308	227,061
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software & Tech Services	6/23/2022	848	826,407	1,226,452
Netskope, Inc.	Series G Preferred	Software & Tech Services	1/27/2020	36,144	302,536	448,766
Ntiva Investments, LLC	Series A Preferred Shares	Digital Infrastructure & Services	1/24/2022	333,937	272,826	332,977
Phenom People, Inc.	Series C Preferred	Software & Tech Services	1/10/2020	35,055	220,610	528,639
Swyft Parent Holdings LP	Preferred Units	Services	2/7/2022	850,470	758,389	853,912
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Software & Tech Services	11/30/2018	1,196	1,160,531	2,131,748
Vectra AI, Inc.	Series F Preferred	Software & Tech Services	5/28/2021	17,064	131,095	116,250
Total U.S. Preferred Stock					5,326,589	7,441,557

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmark
France Preferred Stock — 0.03%							(18)
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	24,472	206,755	206,715	(8)
Total France Preferred Stock					206,755	206,715

U.S. Common Stock — 1.34%							(18)
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	30,911
Artemis Investor Holdings, LLC	Class A Units	Services	1/22/2021	38,551	385,509	371,999
Brightspot Holdco, LLC	Non-Voting Common Units	Software & Tech Services	11/16/2021	433,207	433,207	412,565
CN CO-INVEST, LP	Units	Digital Infrastructure & Services	10/31/2023	776,334	776,334	719,786
VISTERRA CL SERVICES HOLD, LLC	Common Units	Services	3/31/2025	405,787	628,970	628,970
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Services	11/14/2021	138,390	138,390	225,150
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	424,167
Freddy's Acquisition	Units	Consumer Non-Cyclical	3/3/2021	72,483	72,483	166,001
GSV Medsuite Investments, LLC	Class A Units	Healthcare	12/22/2021	86,555	85,705	72,827
GSV Vehlo Investments, LLC	Class A Units	Software & Tech Services	5/20/2022	150,297	150,297	195,883
INH Group Holdings, LLC	Common Units	Healthcare	1/31/2019	484,552	484,552	-
Leeds FEG Investors, LLC	Class A Units	Consumer Non-Cyclical	11/20/2017	320	321,309	340,061
Moon Topco, L.P.	Units	Software & Tech Services	4/19/2021	3,600	35,999	179,112
MyKaarma Holdings LP	Class A Common Units	Software & Tech Services	3/18/2022	257,031	257,031	614,782
NEPCORE Parent Holdings LLC	Units	Digital Infrastructure & Services	10/21/2021	98	97,884	12,362
Neutral Connect, LLC	Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	202,469
Ntiva Investments, LLC	Class A Preferred Units	Digital Infrastructure & Services	1/24/2022	333,937	61,110	71,629
Pamlico Avant Holdings L.P.	Class A Units	Digital Infrastructure & Services	12/1/2021	236,307	236,307	489,955
Ranger Lexipol Holdings, LLC	Class A-1 Units	Software & Tech Services	11/18/2021	437	359,487	476,676
Ranger Lexipol Holdings, LLC	Class B Units	Software & Tech Services	11/18/2021	433	77,371	127,337
REP Coinvest III AGP Blocker, L.P.	Units	Healthcare	10/14/2021	590,203	590,203	1,435,803
REP COINVEST III OMNI, L.P.	Units	Services	2/4/2021	193,770	53,301	81,383	(17)
REP Coinvest III TEC, L.P.	Class A Units	Services	6/18/2020	167,509	190,658	248,021
REP RO Coinvest IV-A, L.P.	Class A Units	Services	12/28/2022	66,441,840	664,418	448,416
RFCN Parent, LP	Class A Units	Healthcare	6/18/2021	77	78,284	82,161
SBS Super Holdings, LLC	Class A Voting Units	Healthcare	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Healthcare	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software & Tech Services	9/30/2022	329,116	953,133	523,568
Stripe, Inc.	Class B Common Stock	Software & Tech Services	5/17/2021	4,158	166,854	149,293
Swyft Parent Holdings LP	Common Units	Services	2/7/2022	4,485	53,048	-
Total U.S. Common Stock					8,006,138	8,731,287

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmark
France Common Stock — 0.06%							(18)
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	75,889	416,757	416,758	(8)
Total France Common Stock					416,757	416,758

Luxembourg Common Stock — 0.12%							(18)
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software & Tech Services	10/18/2024	770,000	843,179	770,434	(8)
Total Luxembourg Common Stock					843,179	770,434

U.S. Warrants — 0.22%							(18)
Alphasense, LLC	Series B Warrants	Software & Tech Services	6/2/2020	40,394	35,185	1,080,824	(8)
Degreed, Inc.	Series C-1 Warrants	Software & Tech Services	5/31/2019	26,294	46,823	35,756
Degreed, Inc.	Series D Warrants	Software & Tech Services	4/11/2021	7,624	-	3,358
Degreed, Inc.	Common Warrants	Software & Tech Services	8/31/2022	9,374	41,527	16,791
Scylla DB Ltd	Series C-1 Warrants	Software & Tech Services	9/9/2022	239,984	43,880	186,423
Vectra AI, Inc.	Warrants	Software & Tech Services	3/18/2021	35,156	58,190	95,797
Total U.S. Warrants					225,605	1,418,949

United Kingdom Warrants — 0.04%							(18)
Global WebIndex Holdings Limited	Warrants	Software & Tech Services	12/30/2020	11,776	159,859	281,338
Total United Kingdom Warrants					159,859	281,338
France Warrants — 0.00%							(18)
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	-	(8)
Total France Warrants					8,561	-

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair value	Tickmark
U.S. Investment Companies — 3.75%						(11)
AB EQUITY INVESTORS, L.P.	LP Interests		15,045,548	14,377,675	17,327,339
Falcon Co-Investment Partners, L.P.	Units		843,500	843,500	844,343
GHP E AGGREGATOR, LLC	Units		417,813	186,588	737,439
GHP-EIP Aggregator, LLC	Common Units		51,191	174,608	-
GTCR A-1 Investors LP	Units		1,100,000	1,100,000	1,100,000	(8)
Magenta Blocker Aggregator LP	Units		821,396	676,978	1,186,096
Orangewood WWB Co-Invest, L.P.	Units		829,314	786,428	1,326,902
ORCP III TRITON CO-INVESTORS, L.P.	Units		341,592	-	621,780
OSS SPV LP	Units		277,533	259,500	499,559
Palms Co-Investment Partners D, L.P.	Units		261,450	261,450	295,438
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units		541	368,990	551,333
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units		32,450	171,840	4,024
Total U.S. Investment Companies				19,207,557	24,494,253

Canada Investment Companies — 0.04%						(18)
GHP SPV-2, L.P.	Units			271,942	292,610	(8)(11)
Total Canada Investment Companies				271,942	292,610

Total Investments — 251.51%				1,653,045,866	1,644,014,546

Portfolio Company	Yield	Shares	Cost	Fair value	Tickmark
Cash Equivalents — 14.50%					(13)
Blackrock T Fund I	4.22%	64,748,480	64,748,480	64,748,480	(9)(14)(15)
State Street Institutional US Government	4.30%	927,804	927,804	927,804	(9)(14)
US Bank MMDA GCTS	3.73%	29,074,598	29,074,598	29,074,598	(9)(14)(15)
Total Cash Equivalents			94,750,882	94,750,882
Cash — 3.10%
US Dollar			20,259,728	20,259,728	(13)
Total Cash			20,259,728	20,259,728
TOTAL CASH AND CASH EQUIVALENTS			115,010,610	115,010,610
LIABILITIES IN EXCESS OF OTHER ASSETS — (169.11%)				(1,105,378,549)
NET ASSETS — 100.00%				653,646,607

(1)
Unless otherwise indicated, all securities represent co-investments made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2025

(2)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of March 31, 2025, rates for 1M S, 3M S and 6M S are 4.32%, 4.29%, and 4.19%, respectively. As of March 31, 2025, the P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2025, the aggregate fair value of these securities is $56,706,255 or 3.20% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $19,267,038 or 2.95% of the Fund’s net assets. The initial acquisition dates have been included for such securities
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient
(12)
Aggregate gross unrealized depreciation for federal income tax purposes is $31,009,701; aggregate gross unrealized appreciation for federal income tax purposes is $21,978,381. Net unrealized depreciation is $9,031,320. As of March 31, 2025, the cost basis of investments owned was substantially identical for both book and tax purposes
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of March 31, 2025.
(15)
Position or Portion thereof are pledged as collateral for the Collateralized Loan Obligations or Credit Facilities (as defined below). See Note 4 “Borrowings.”
(16)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(17)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(18)
Non-income producing investment.

P - Prime

PIK - Payment-In-Kind

S - SOFR

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value 268.57%								(1)(2)(3)(4)
US Corporate Debt 255.48%
1st Lien/Senior Secured Debt 255.01%
123.Net, LLC	Digital Infrastructure & Services	Term Loan	8.86% (S + 4.25%)	7/19/2029	4,331,058	4,288,833	4,287,748	(15)
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.57% (S + 4.25%)	7/19/2029	300,894	283,574	282,658	(6)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.71% (S + 5.25%; 0.75% Floor)	12/22/2027	2,160,730	2,121,383	2,128,680	(6)(15)
AAH Topco, LLC	Healthcare	Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	6,354,363	6,284,751	6,259,048	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	6,431,136	6,341,046	6,334,669	(15)
AAH Topco, LLC	Healthcare	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	-	(7,940)	(11,809)	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.85% (S + 5.50%; 0.75% Floor)	5/8/2028	241,364	235,307	241,364	(6)(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	5/8/2028	10,539,872	10,400,939	10,539,872	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	5/8/2028	447,161	442,084	447,161
Admiral Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/8/2028	-	(18,272)	-	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	5,208,864	5,167,185	5,143,753	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	3,255,540	3,229,481	3,214,846	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/31/2027	-	(5,211)	(8,159)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	5,193,120	5,130,384	5,128,206	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/31/2027	-	(38,069)	(25,379)	(6)(7)
Amercare Royal LLC	Services	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	8,384,591	8,300,745	8,342,668	(15)
Amercare Royal LLC	Services	Revolver	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,040,311	1,027,889	1,034,100	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	-	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,335,324	1,321,971	1,328,647	(15)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	346,322	345,024	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	1,260,322	1,082,011	-	(15)(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	949,042	817,051	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	31,879	20,395	10,403	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	2,682,124	2,278,901	-	(16)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	7/21/2027	12,096,740	11,967,066	12,096,740	(15)
AOM Acquisition, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	2/18/2027	5,351,851	5,301,923	5,351,851	(15)
AOM Acquisition, LLC	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	2/18/2027	-	(10,569)	-	(6)(7)
AOM Acquisition, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	2/18/2027	5,871,929	5,759,025	5,871,929	(15)
AppViewX, Inc.	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,625,721	14,625,385	(15)
AppViewX, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	(18,467)	(18,467)	(6)(7)
AppViewX, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	8.82% (S + 4.50%; 0.50% Floor)	7/25/2031	4,018,743	3,978,556	4,018,743	(15)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.50% Floor)	7/25/2031	-	(4,918)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	-	(4,778)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	-	(2,338)	-	(6)(7)
Avalara, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	10/19/2028	10,653,748	10,482,723	10,653,748	(15)
Avalara, Inc.	Software & Tech Services	Revolver	— (S + 0.25%; 0.75% Floor)	10/19/2028	-	(17,076)	-	(6)(7)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	11/30/2026	14,812,038	14,676,906	14,812,038	(15)
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	-	(4,419)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	3,128,738	3,085,420	3,128,738	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(15,177)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	7,110,768	7,014,439	7,110,768	(15)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	866,384	720,271	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	755,824	636,060	-	(16)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	606,108	505,154	-	(16)
Bonterra LLC	Software & Tech Services	Term Loan	12.07% (S; 0.75% Floor; 12.07% PIK)	9/8/2027	3,093,998	2,970,467	3,093,998
Bonterra LLC	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 0.75% Floor)	9/8/2027	606,467	597,370	604,951	(15)
Bonterra LLC	Software & Tech Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	15,944,506	15,836,363	15,904,644	(15)
Bonterra LLC	Software & Tech Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	737,121	729,154	734,241	(6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,248,365	2,202,816	2,231,502	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,025,334	1,004,194	1,012,517	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,071,434	2,021,869	2,045,542	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,589,098	1,546,220	1,527,672	(6)(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	4,913,581	4,815,239	4,852,161	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	4,657,658	4,606,224	4,599,437	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,710,054	2,696,971	2,676,178	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	3,809,723	3,767,197	3,762,101	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/31/2027	-	(7,865)	(9,718)	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,425,994	1,426,869	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,164,587	5,137,338	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(6,796)	(10,204)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	9.82% (S + 5.50%; 0.75% Floor)	8/26/2030	316,941	297,925	297,925	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	8/26/2030	-	(15,847)	(31,694)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,688,555	15,688,555	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	614,565	604,966	614,565	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	4,605,374	4,564,477	4,605,374	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	9.74% (S + 5.00%; 0.75% Floor)	6/30/2028	265,016	259,753	265,016	(6)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	7,177,014	7,140,009	7,177,014	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	256,418	253,502	256,418	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,276,941	3,222,695	3,276,941	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	219,561	214,648	219,561	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,449,993	3,389,464	3,449,993	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,478,922	3,427,219	3,478,922	(15)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	10.70% (S + 4.50%; 2.00% Floor)	11/30/2028	4,928,295	4,827,959	4,928,295	(15)
CallTower, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.50%; 2.00% Floor)	11/30/2028	-	(19,581)	-	(6)(7)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.50%; 2.00% Floor)	11/30/2028	-	(12,254)	-	(6)(7)
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 6.25%; 2.00% Floor)	7/2/2029	5,594,313	5,457,149	5,314,597	(15)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 2.00% Floor)	7/2/2029	-	(12,647)	(44,867)	(6)(7)
Cerifi, LLC	Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/31/2028	15,743,686	15,555,834	15,664,967	(15)
Cerifi, LLC	Services	Revolver	10.20% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,096,847	1,102,253
Choice Health at Home, LLC	Healthcare	Term Loan	9.53% (S + 5.00%; 1.00% Floor)	6/30/2028	2,253,235	2,236,185	2,253,235	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	9.53% (S + 5.00%; 1.00% Floor)	6/30/2028	831,615	804,005	831,615	(6)(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	13.20% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	8,887,235	8,697,441	8,776,144	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(26,337)	(15,519)	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	9.24% (S + 5.00%; 0.75% Floor)	8/7/2031	7,385,189	7,335,251	7,385,189	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/7/2031	-	(14,238)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	9.31% (S + 5.00%; 0.75% Floor)	8/7/2031	615,432	605,469	615,432	(6)
Colo Holdings LLC	Digital Infrastructure & Services	Term Loan	20.50% (20.50% PIK)	3/27/2026	673,703	643,498	673,703
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	1,437,277	1,398,699	1,437,277	(6)(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	2,100,748	2,082,597	2,090,244	(15)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	5,181,582	5,131,222	5,155,674	(15)
Community Based Care Acquisition, Inc.	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	-	(7,995)	(4,319)	(6)(7)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	2,885,620	2,852,208	2,878,406	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	10.43% (S + 5.75%; 1.00% Floor)	10/21/2027	7,788,237	7,732,587	7,067,825	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.43% (S + 5.75%; 1.00% Floor)	10/21/2027	3,720,298	3,692,802	3,376,170	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	11.27% (S + 5.75%; 1.00% Floor)	10/21/2027	1,203,100	1,193,812	1,085,956	(6)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	9.83% (S + 5.25%; 0.75% Floor)	2/27/2030	10,564,735	10,346,239	10,564,735	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	2/27/2030	-	(8,842)	-	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	2/27/2029	-	(12,677)	-	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	11.10% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,325,709	13,625,952	(15)
Crewline Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.75%; 1.00% Floor)	11/8/2030	-	(28,692)	-	(6)(7)
Datacor, Inc.	Software & Tech Services	Term Loan	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	17,780,468	17,638,938	17,780,468	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	-	(33,217)	-	(6)(7)
Datacor, Inc.	Software & Tech Services	Revolver	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	307,778	289,813	307,778	(6)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor)	5/22/2029	-	(12,421)	(12,601)	(6)(7)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	10.82% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,286,917	7,298,306	(15)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	1/30/2026	2,387,413	1,511,867	573,457	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	— (S; 1.00% Floor)	1/30/2026	371,224	227,042	89,190	(5)(6)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	470,345	120,253	112,977	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	251,307	165,594	60,364	(5)(16)
DeLorean Purchaser, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/16/2031	16,065,460	15,824,478	15,824,478
DeLorean Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(36,147)	(36,147)	(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	8.95% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,801,546	9,849,936	(15)
Dispatchtrack, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/17/2026	-	(1,307)	-	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Term Loan	10.78% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,363,671	6,261,044	6,284,125	(15)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.87%; 1.00% Floor)	2/6/2030	-	(15,896)	(12,416)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Revolver	10.79% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	373,506	365,571	365,733	(6)
Duetto Research, Inc	Software & Tech Services	Term Loan	11.11% (S + 1.00%; 0.75% Floor; 5.75% PIK)	6/26/2030	14,551,882	14,240,952	14,479,123	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(12,610)	-	(6)(7)
Duetto Research, Inc	Software & Tech Services	Revolver	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(11,547)	(5,044)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	5,037,003	4,961,672	5,037,003	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(3,833)	-	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	6,717,969	6,651,907	6,717,969	(15)
EET Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(12,184)	-	(6)(7)
Engage2Excel, Inc.	Services	Term Loan	10.74% (S + 6.50%; 1.00% Floor)	7/2/2029	7,483,992	7,382,196	7,409,152	(15)
Engage2Excel, Inc.	Services	Revolver	11.74% (S + 6.50%; 1.00% Floor)	7/2/2029	429,982	420,768	423,840	(6)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	9.85% (S + 5.50%; 0.75% Floor)	12/24/2029	8,754,097	8,639,824	8,754,097	(15)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	9.85% (S + 5.50%; 0.75% Floor)	12/24/2029	19,991	11,614	19,991	(6)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	12/24/2029	-	(2,756)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	2,776,950	2,763,225	2,776,950	(15)
Exterro, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	-	(15,817)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	5,748,294	5,725,103	5,748,294	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	6,237,900	6,195,843	6,237,900	(15)
Faithlife, LLC	Software & Tech Services	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	9/18/2025	300,290	299,412	300,290	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Faithlife, LLC	Software & Tech Services	Delayed Draw Term Loan	9.95% (S + 5.50%; 1.00% Floor)	9/18/2025	699,247	697,212	699,247	(15)
Faithlife, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	9/18/2025	-	(807)	-	(6)(7)
FH MD Buyer, Inc	Healthcare	Term Loan	9.47% (S + 5.00%; 0.75% Floor)	7/24/2028	5,354,717	5,324,287	5,327,943	(15)
Firebird Midco, Inc	Software & Tech Services	Term Loan	9.37% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,674,464	6,672,401	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	7/18/2030	-	(14,233)	(15,356)	(6)(7)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.72% (S + 4.25%; 0.75% Floor)	12/17/2026	13,475,267	13,356,522	13,003,633	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.72% (S + 4.25%; 0.75% Floor)	12/17/2026	411,517	411,517	397,114	(15)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	9,560,706	9,494,530	9,560,706	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	2,079,375	2,070,060	2,079,375	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	— (S + 5.25%; 0.75% Floor)	10/29/2029	-	(6,118)	-	(6)(7)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	771,426	764,549	771,426	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	3,117,603	3,088,477	3,117,603	(15)
Fullsteam Operations, LLC	Software & Tech Services	Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,234,589	7,423,938	(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	2,336,204	2,277,425	2,336,204	(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	1,038,313	1,011,102	1,033,121	(15)
Fullsteam Operations, LLC	Software & Tech Services	Revolver	— (S + 8.25%; 1.00% Floor)	11/27/2029	-	(10,241)	-	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	11.64% (S + 7.00%; 1.00% Floor)	11/27/2029	389,776	360,302	368,759	(6)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	11.66% (S + 7.00%; 1.00% Floor)	11/27/2029	297,414	288,762	292,160	(6)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(20,932)	(13,955)	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(2,325)	(1,550)	(6)(7)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	9/14/2029	16,557,160	16,303,082	16,101,838	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2027	-	(17,007)	(37,928)	(6)(7)
G Treasury SS LLC	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/29/2029	3,658,885	3,615,478	3,658,885	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/29/2029	1,916,113	1,892,069	1,916,113	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	6/29/2029	-	(8,646)	-	(6)(7)
G Treasury SS LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/29/2029	-	(13,823)	-	(6)(7)
Galway Borrower LLC	Financials	Revolver	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	37,147	33,310	34,926	(6)
Galway Borrower LLC	Financials	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	3,781,612	3,781,612	3,762,704	(15)
Galway Borrower LLC	Financials	Delayed Draw Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	24,809	24,809	24,809	(6)
GH Parent Holdings Inc.	Services	Delayed Draw Term Loan	9.70% (S + 5.25%; 1.00% Floor)	5/4/2027	2,348,521	2,311,968	2,302,497	(6)(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	2,017,335	1,998,269	2,012,292	(15)
GHA Buyer, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/24/2026	-	(4,817)	(2,378)	(6)(7)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	576,805	568,129	575,363	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	5,520,263	5,493,756	5,506,463	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	4,780,259	4,755,549	4,768,308	(15)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	836,545	831,003	834,454	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	749,009	745,046	747,137	(15)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	14,507,975	14,282,957	14,507,975	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(9,357)	-	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	12,376,845	12,269,197	12,376,845	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(10,236)	-	(6)(7)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	2,549,573	2,449,671	2,549,573	(6)(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	5,331,605	5,263,219	5,331,605	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	6,702,083	6,617,273	6,702,083	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	14.35% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	3,878,271	3,841,219	3,761,923	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	14.35% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	16,666,767	1,596,525	1,616,675	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/25/2028	9,934,861	9,903,968	9,910,024	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/25/2028	-	(3,576)	(1,752)	(6)(7)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/25/2028	71,431	70,773	71,431	(6)
Heartland PPC Buyer LLC	Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/12/2029	5,609,373	5,513,961	5,553,280	(15)
Heartland PPC Buyer LLC	Services	Revolver	9.64% (S + 5.25%; 0.75% Floor)	12/12/2029	124,338	105,574	113,035	(6)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	9.66% (S + 5.25%; 0.75% Floor)	12/12/2029	1,167,183	1,149,191	1,162,480	(6)(15)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	8.86% (S + 4.50%; 1.00% Floor)	11/24/2028	11,155,340	11,155,340	11,071,675	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	11.33% (S + 6.75%; 1.00% Floor)	5/3/2029	12,804,901	12,550,842	12,676,852	(15)
HireVue, Inc.	Software & Tech Services	Revolver	11.29% (S + 6.75%; 1.00% Floor)	5/3/2029	1,046,497	1,016,358	1,030,036	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,425,267	2,362,834	2,425,267	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	(18,194)	-	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,563,996	2,539,676	2,563,996	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	1,621,444	1,606,038	1,621,444	(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	12.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	35,131	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,409,525	2,380,923	2,409,525	(15)
Iodine Software, LLC	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	5,174,260	5,132,194	5,174,260	(15)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	7,795,073	7,725,418	7,795,073	(15)
Iodine Software, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	(8,832)	-	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	-	(10,487)	(10,917)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	10/4/2030	-	(61,163)	(63,679)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	10/4/2030	10,212,907	10,065,743	10,059,713	(15)
JS Parent, Inc.	Software & Tech Services	Term Loan	9.58% (S + 5.00%; 0.75% Floor)	4/24/2031	5,446,012	5,420,697	5,446,012	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/24/2031	-	(2,386)	-	(6)(7)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Kalkomey Borrower, LLC	Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	6/18/2031	9,131,796	8,995,383	9,040,478	(15)
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(12,706)	(4,578)	(6)(7)
Kalkomey Borrower, LLC	Services	Revolver	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(20,335)	(14,647)	(6)(7)
Kaseya Inc.	Software & Tech Services	Delayed Draw Term Loan	10.08% (S + 5.50%; 0.75% Floor)	6/25/2029	163,600	157,007	163,600	(6)
Kaseya Inc.	Software & Tech Services	Revolver	9.82% (S + 5.50%; 0.75% Floor)	6/25/2029	160,904	157,810	160,904	(6)
Kaseya Inc.	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	6/25/2029	10,678,513	10,576,768	10,678,513	(15)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	8.95% (S + 4.50%; 1.00% Floor)	11/17/2027	7,239,149	7,168,042	7,239,149	(15)
Labvantage Solutions Inc.	Software & Tech Services	Revolver	9.58% (S + 5.25%; 1.00% Floor)	12/23/2030	570,941	543,178	548,103	(6)(8)
Labvantage Systems Limited	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	12/23/2030	19,818,444	19,457,015	19,521,168	(8)(15)
LivTech Purchaser, Inc.	Software & Tech Services	Term Loan	9.01% (S + 4.50%; 0.75% Floor)	11/24/2031	6,997,646	6,928,731	6,927,669	(15)
LivTech Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(39,378)	(39,986)	(6)(7)
LivTech Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(19,689)	(19,993)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Term Loan	11.13% (S + 6.00%; 1.00% Floor)	1/21/2030	12,465,274	12,190,384	12,247,132	(15)
Lotus HPI Buyer, Inc	Healthcare	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	1/21/2030	-	(39,802)	(18,839)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Revolver	— (S + 6.00%; 1.00% Floor)	1/21/2030	-	(39,754)	(32,969)	(6)(7)
Magaya Corporation	Software & Tech Services	Term Loan	9.10% (S + 4.75%; 0.75% Floor)	7/26/2030	3,685,561	3,648,705	3,648,705	(15)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	7/26/2030	-	(12,286)	(12,286)	(6)(7)
Magaya Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	7/26/2030	-	(9,214)	(9,214)	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Term Loan	9.49% (S + 5.25%; 1.00% Floor)	9/7/2029	6,632,548	6,598,556	6,632,548	(15)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(3,052)	-	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(5,272)	-	(6)(7)
Mavenlink, Inc.	Software & Tech Services	Term Loan	11.17% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	16,261,632	16,055,840	15,814,438	(15)
Mavenlink, Inc.	Software & Tech Services	Revolver	11.03% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	1,542,779	1,525,976	1,490,508	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.24% (S + 5.75%; 1.00% Floor)	4/16/2027	116,900	109,303	116,900	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.34% (S + 6.50%; 1.00% Floor)	4/16/2027	779,254	764,411	779,254	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.09% (S + 6.25%; 1.00% Floor)	4/16/2027	828,925	812,589	828,925	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.59% (S + 5.75%; 1.00% Floor)	4/16/2027	10,152,792	10,071,055	10,152,792	(15)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.85% (S + 4.50%; 1.00% Floor)	12/23/2026	13,592,035	13,495,277	13,592,035	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/23/2026	-	(9,214)	-	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.85% (S + 4.50%; 1.00% Floor)	12/23/2026	861,764	854,182	861,764	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	3,734,805	3,697,916	3,688,120	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	1,542,523	1,517,318	1,523,242	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	10.42% (S + 6.00%; 0.75% Floor)	9/30/2026	202,506	200,245	198,551	(6)
MedMark Services, Inc.	Healthcare	Term Loan	9.59% (S + 5.00%; 1.00% Floor)	6/11/2027	4,626,021	4,608,033	4,394,720	(15)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	9.59% (S + 5.00%; 1.00% Floor)	6/11/2027	3,833,138	3,816,060	3,641,481	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	9.45% (S + 5.00%; 1.00% Floor)	10/22/2026	7,734,297	7,674,616	7,618,282	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	— (S + 5.00%; 1.00% Floor)	10/22/2026	-	(3,751)	(10,206)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	9.45% (S + 5.00%; 1.00% Floor)	10/22/2026	1,313,422	1,281,226	1,270,749	(6)(15)
Mist Holding Co.	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,787,769	4,787,769	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(13,572)	(13,572)	(6)(7)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(5,979)	(5,979)	(6)(7)
Mist Holding Co.	Software & Tech Services	Revolver	9.58% (S + 5.25%; 0.75% Floor)	12/23/2030	301,599	289,535	289,535	(6)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	2,008,542	1,974,434	2,003,521	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	7,865,274	7,788,693	7,845,611	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(4,785)	(1,382)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/21/2031	-	(13,145)	(13,345)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	4/21/2031	16,255,086	16,122,215	16,133,173	(15)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	570,259	568,368	565,982	(15)
Mr. Greens Intermediate, LLC	Services	Term Loan	10.74% (S + 6.25%; 1.00% Floor)	5/1/2029	6,217,720	6,068,217	6,217,720	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	(57,664)	-	(6)(7)
Mr. Greens Intermediate, LLC	Services	Revolver	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	(23,067)	-	(6)(7)
MSM Acquisitions, Inc.	Services	Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	8,252,621	8,201,710	7,324,202	(15)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	3,019,684	2,997,057	2,679,969	(15)
MSM Acquisitions, Inc.	Services	Revolver	10.65% (S + 6.00%; 1.00% Floor)	12/9/2026	1,252,619	1,217,829	1,111,700
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	370,113	368,458	328,475	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	8,731,371	8,576,853	8,709,542	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(20,771)	(3,030)	(6)(7)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	7,712,495	7,647,473	7,693,214	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	4/9/2029	602,453	595,806	600,946	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	421,175	400,293	416,637	(6)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	3/21/2028	6,468,735	6,389,564	6,468,735	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor)	3/21/2028	-	(6,437)	-	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	9/10/2030	12,575,067	12,386,441	12,386,441	(15)
Nasuni Corporation	Software & Tech Services	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	-	(39,297)	(39,297)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,069,759	1,057,546	1,061,736	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/17/2027	-	(11,155)	-	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	4,113,331	4,073,803	4,082,481	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,771,920	1,760,545	1,758,630	(15)
Navigate360, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/17/2027	-	(5,526)	(4,532)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	2,220,366	2,195,673	2,203,713	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	9.60% (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	11,303,415	11,195,839	11,218,640	(15)
NC Topco, LLC	Software & Tech Services	Revolver	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	-	(12,314)	(9,690)	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	8/29/2031	-	(15,390)	(24,224)	(6)(7)
Netwrix Corporation	Software & Tech Services	Term Loan	9.26% (S + 4.75%; 0.75% Floor)	6/11/2029	12,422,736	12,407,060	12,422,736	(15)
Netwrix Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	6/11/2029	-	(1,627)	-	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Next Holdco, LLC	Software & Tech Services	Term Loan	10.27% (S + 5.75%; 0.75% Floor)	11/12/2030	9,215,474	9,093,168	9,215,474	(15)
Next Holdco, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 0.75% Floor)	11/9/2029	-	(10,883)	-	(6)(7)
Next Holdco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.75%; 0.75% Floor)	11/12/2030	-	(14,976)	-	(6)(7)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	6,979,740	6,885,544	6,979,740	(15)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	1,205,819	1,188,817	1,205,819	(15)
OPOC Acquisition, LLC	Healthcare	Revolver	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	60,598	51,509	51,509	(6)
OPOC Acquisition, LLC	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(11,363)	(11,363)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	6,544,665	6,446,618	6,446,495	(15)
Pace Health Companies, LLC	Healthcare	Term Loan	9.72% (S + 5.25%; 1.00% Floor)	8/3/2026	5,034,634	5,027,374	5,034,634	(15)
Pace Health Companies, LLC	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	8/3/2026	-	(638)	-	(6)(7)
Pace Health Companies, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	8/3/2026	1,369,203	1,362,013	1,369,203	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	8/3/2026	193,169	187,768	193,169	(6)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	2/3/2031	9,268,297	9,195,466	9,221,956	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	2/3/2031	-	(8,224)	(4,718)	(6)(7)
PDI TA Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	9.99% (S + 5.50%; 0.75% Floor)	2/3/2031	1,204,647	1,195,250	1,204,647	(6)
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	12.07% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,135,814	7,281,745	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	— (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	-	(17,351)	-	(6)(7)
Penn TRGRP Holdings LLC	Software & Tech Services	Delayed Draw Term Loan	12.07% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	111,653	111,653	111,653	(6)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	5,810,088	5,777,093	5,795,563	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	492,171	487,666	490,941	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	1,231,606	1,218,289	1,228,527	(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	6/21/2030	20,533,885	20,225,876	20,174,542	(15)
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	6/21/2030	-	(47,550)	(69,346)	(6)(7)
Pieper Memorial, LLC	Healthcare	Term Loan	10.63% (S + 6.00%; 1.00% Floor)	11/2/2027	2,051,589	2,022,592	2,051,589	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	10.63% (S + 6.00%; 1.00% Floor)	11/2/2027	3,547,619	3,492,869	3,547,619	(6)(15)
Ping Identity Holding Corp.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	10/17/2029	12,003,362	11,787,673	12,003,362	(15)
Ping Identity Holding Corp.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	(19,269)	-	(6)(7)
Pinnacle Dermatology Management, LLC	Healthcare	Term Loan	10.27% (S + 5.75%; 0.75% Floor)	12/8/2028	5,509,835	5,424,963	4,917,528	(15)
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	10.38% (S + 5.75%; 0.75% Floor)	12/8/2028	643,349	638,557	574,189
Pinnacle Dermatology Management, LLC	Healthcare	Revolver	8.98% (S + 4.00%; 0.75% Floor)	12/8/2026	537,696	532,199	530,974
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	5,110,272	5,092,743	5,084,721	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	11.75% (S + 5.50%; 1.00% Floor)	1/4/2027	140,600	137,572	137,524	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	281,046	277,849	279,640	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	380,652	376,845	378,748	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	336,605	336,116	334,922	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	144,958	144,490	144,233	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	7,465,525	7,386,715	7,465,525	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	117,614	102,736	117,614	(6)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	10.12% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,027,903	8,971,696	(15)
Race Finco, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	8/16/2029	-	(11,235)	(13,720)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.10% (S + 5.75%; 1.00% Floor)	8/16/2029	1,829,395	1,717,321	1,732,849	(6)(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	11/20/2028	15,291,191	15,105,896	15,291,191	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	-	(11,820)	-	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	6/6/2025	2,861,633	2,793,661	28,616	(16)
Redwood Family Care Network, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/18/2026	-	(3,519)	(1,472)	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	7,711,388	7,645,959	7,692,110	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	5,712,057	5,677,763	5,697,777	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	4,281,817	4,213,403	4,271,112	(15)
REP TEC Intermediate Holdings, Inc.	Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	12/1/2027	11,912,193	11,883,010	11,912,193	(15)
REP TEC Intermediate Holdings, Inc.	Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	-	(3,715)	-	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/30/2031	6,460,812	6,365,194	6,363,900	(8)(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	(0)	(16,121)	(16,709)	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	8.85% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	189,791	189,369	(6)(8)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	11/12/2031	19,214,323	19,022,180	19,022,180	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(25,810)	(25,810)	(6)(7)
Saab Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(25,810)	(25,810)	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(31,266)	-	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	1,682,812	1,654,986	1,670,191	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	17,149,457	16,848,791	17,020,837	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	3,496,560	3,432,154	3,470,336	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(27,898)	(13,192)	(6)(7)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	984,321	977,792	984,321	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	568,850	557,473	568,850
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	430,196	427,015	430,196	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	494,802	489,027	494,802
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	3,934,410	3,919,134	3,934,410	(15)
Salisbury House, LLC	Healthcare	Revolver	10.47% (S + 5.75%; 1.00% Floor)	2/27/2026	353,156	349,021	353,156	(6)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,114,112	1,111,209	1,114,112	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,212,713	1,207,367	1,212,713	(15)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	10.18% (S + 5.50%; 1.00% Floor)	6/28/2028	4,593,596	4,529,732	4,111,268	(15)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.42% (S + 5.50%; 1.00% Floor)	6/28/2028	916,975	907,015	820,692	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	10.10% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	814,550	737,920

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	9.74% (S + 5.00%; 0.75% Floor; 3.00% PIK)	9/30/2031	14,334,215	14,196,964	14,190,872	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	9/30/2031	-	(16,632)	(17,238)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	-	(11,443)	(28,841)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	1,944,579	1,927,386	1,900,826	(15)
Sauce Labs Inc	Software & Tech Services	Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	7,579,945	7,500,763	7,409,396	(15)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	861,163	843,857	831,532	(6)(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	11.95% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	19,656,461	19,354,757	19,607,319	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.95% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	6,282,329	6,173,842	6,266,623	(15)
Saviynt, Inc.	Software & Tech Services	Revolver	— (S + 4.00%; 1.00% Floor)	12/22/2027	-	(9,180)	(1,524)	(6)(7)
SCA Buyer, LLC	Healthcare	Revolver	11.33% (S + 6.50%; 1.00% Floor)	1/20/2027	646,427	643,352	591,481
SCA Buyer, LLC	Healthcare	Term Loan	11.32% (S + 6.50%; 1.00% Floor)	1/20/2027	4,333,547	4,300,140	3,965,196	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	10,715,390	10,567,634	10,635,025	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	1,868,963	1,739,485	1,798,877	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	622,988	614,418	618,315
Securonix, Inc	Software & Tech Services	Term Loan	12.33% (S + 4.00%; 0.75% Floor; 3.75% PIK)	4/5/2028	8,546,314	8,463,714	7,114,807	(15)
Securonix, Inc	Software & Tech Services	Revolver	11.58% (S + 7.00%; 0.75% Floor)	4/5/2028	34,660	19,817	(223,012)	(6)(7)
Serrano Parent, LLC	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,780,135	20,783,327	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(40,298)	(41,719)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	2,932,730	2,709,917	1,686,320	(15)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 7.50%; 1.00% Floor)	6/22/2026	626,535	578,624	360,258	(15)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	6/22/2026	-	(842)	-	(6)(7)(16)
Smile Brands, Inc.	Healthcare	Term Loan	12.68% (S + 4.50%; 0.75% Floor; 3.50% PIK)	10/12/2027	1,595,348	1,574,819	1,435,813	(15)
Smile Brands, Inc.	Healthcare	Revolver	15.35% (S + 4.50%; 0.75% Floor; 4.00% PIK)	10/12/2027	244,469	216,252	217,829	(6)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	13.16% (S + 4.50%; 0.75% Floor; 4.00% PIK)	10/12/2027	484,816	479,064	436,335
Soladoc, LLC	Software & Tech Services	Term Loan	9.39% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,820,508	5,697,825	(15)
Soladoc, LLC	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(6,857)	(19,140)	(6)(7)
Spark DSO, LLC	Healthcare	Term Loan	12.49% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	6,930,713	6,897,472	6,826,752	(15)
Spark DSO, LLC	Healthcare	Revolver	12.49% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	267,759	255,456	255,319	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	12/15/2028	7,920,781	7,835,060	7,881,177	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.70% (S + 4.25%; 1.00% Floor)	12/15/2028	3,630,358	3,591,796	3,620,457	(6)(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	12/15/2028	-	(9,983)	(4,951)	(6)(7)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.25%; 1.00% Floor)	12/15/2028	-	(23,815)	-	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.70% (S + 5.25%; 1.00% Floor)	7/30/2027	4,268,824	4,245,326	4,226,136	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	7/30/2027	-	(1,309)	(3,102)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.70% (S + 5.25%; 1.00% Floor)	7/30/2027	566,197	557,012	560,535	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 1.00% Floor)	7/2/2029	19,976,331	19,976,331	19,976,331	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	9.07% (S + 4.75%; 1.00% Floor)	7/2/2029	1,112,360	1,100,252	1,112,360	(6)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	8/20/2027	7,073,460	7,025,868	7,073,460	(15)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(1,950)	-	(6)(7)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	12/16/2026	5,685,153	5,663,139	5,656,727	(15)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	10.18% (S + 5.75%; 1.00% Floor)	12/16/2026	149,216	147,023	146,232	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	4,743,523	4,733,351	4,743,523	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	10.76% (S + 6.00%; 1.00% Floor)	8/15/2025	552,426	551,081	552,426	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	1,118,347	1,117,298	1,118,347	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	1,700,291	1,695,637	1,700,291	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.66% (S + 6.00%; 1.00% Floor)	8/15/2025	1,688,254	1,682,571	1,688,254	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.67% (S + 6.00%; 1.00% Floor)	8/15/2025	3,167,360	3,156,597	3,167,360	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	10.97% (S + 6.50%; 1.00% Floor)	1/22/2027	1,186,308	1,163,838	1,198,171	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	1/22/2027	2,169,060	2,136,524	2,169,060	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	9.22% (S + 4.75%; 1.00% Floor)	1/22/2027	1,552,161	1,531,363	1,552,161	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Revolver	11.73% (S + 6.00%; 1.00% Floor)	1/22/2027	739,815	731,453	739,815	(6)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	8,090,784	8,027,781	8,090,784	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	11,526,100	11,439,393	11,526,100	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	10.58% (S + 6.00%; 0.75% Floor)	7/31/2030	12,899,463	12,705,971	12,705,971	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	10.58% (S + 6.00%; 0.75% Floor)	7/31/2030	370,929	370,929	352,502	(6)
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 0.75% Floor)	7/31/2030	-	(17,186)	(18,427)	(6)(7)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.21% (S + 3.75%; 1.00% Floor)	8/31/2028	20,328,272	20,253,407	20,328,272	(6)(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	3/26/2026	8,503,727	8,408,459	8,461,208	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.58% (S + 6.25%; 0.50% Floor)	3/26/2026	4,613,481	4,603,676	4,601,948	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.75%; 0.50% Floor)	3/26/2026	4,613,481	4,603,363	4,590,414	(15)
Unanet, Inc	Software & Tech Services	Term Loan	10.51% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,841,068	11,822,998	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	9.80% (S + 5.25%; 0.75% Floor)	12/9/2030	1,850,997	1,813,569	1,813,092	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/9/2030	-	(28,550)	(30,954)	(6)(7)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,984)	(5,400)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	262,429	258,017	261,117	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	303,630	299,963	302,112	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	2,703,690	2,687,374	2,690,172	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	320,779	318,842	319,175	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	687,340	687,340	683,903	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	135,701	134,346	135,022	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	474,953	472,342	472,578	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	-	(1,637)	(1,147)	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	9.38% (S + 5.00%; 0.75% Floor)	8/25/2031	138,480	129,248	133,864	(6)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/25/2031	-	(11,540)	-	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,940,785	5,970,789	(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(9,872)	(12,001)	(6)(7)
Vectra AI, Inc.	Software & Tech Services	Term Loan	9.97% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,490,164	8,490,072	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,128,630	1,127,972	(6)(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.69% (S + 5.25%; 0.75% Floor)	5/24/2028	2,006,737	1,985,713	2,006,737	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	5/24/2028	20,877,300	20,694,752	20,877,300	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	9.58% (S + 5.25%; 0.75% Floor)	5/24/2028	5,799,250	5,761,113	5,799,250	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	-	(10,154)	-	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	9.83% (S + 5.25%; 1.00% Floor)	3/1/2030	4,871,100	4,784,022	4,822,389	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	3/1/2030	-	(8,705)	-	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	9.69% (S + 5.25%; 1.00% Floor)	3/1/2030	60,529	47,462	52,963	(6)
Veracross LLC	Software & Tech Services	Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	14,173,949	14,049,535	14,173,949	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	1,821,742	1,780,094	1,821,742	(15)
Veracross LLC	Software & Tech Services	Revolver	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	620,978	609,537	620,978	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	10.59% (S + 6.00%; 1.00% Floor)	6/11/2029	3,360,201	3,282,681	3,326,599	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	10.59% (S + 6.00%; 1.00% Floor)	6/11/2029	168,010	157,649	168,010	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	6/11/2029	-	(8,363)	(3,734)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,575,636	5,639,538	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.76% (S + 5.25%; 0.75% Floor)	3/21/2031	1,978,785	1,927,123	1,978,785	(6)(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	(0)	(18,464)	(3,533)	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.44% (S + 5.00%; 1.00% Floor)	10/2/2028	1,348,447	1,334,244	1,348,447	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(4,382)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	6,168,087	6,158,130	6,168,087	(15)
Wealth Enhancement Group, LLC	Financials	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(1,459)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	1,344,589	1,341,293	1,344,589	(15)
Webster Equity Partners III-A, L.P.	Financials	Delayed Draw Term Loan	15.44% (S + 3.50%; 2.00% Floor; 7.35% PIK)	4/1/2027	5,444,483	5,241,318	5,361,051	(6)(8)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	11.91% (S + 7.25%; 1.00% Floor)	3/17/2028	11,262,748	11,104,647	10,361,728	(15)
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	11.86% (S + 7.25%; 1.00% Floor)	3/17/2028	1,501,925	1,471,787	1,258,549	(6)
West Dermatology Management Holdings, LLC	Healthcare	Revolver	11.95% (S + 7.25%; 1.00% Floor)	3/17/2028	1,253,284	1,233,753	1,153,021
Wolverine Seller Holdings, LLC	Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	1/17/2030	6,654,065	6,541,636	6,654,065	(15)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	1/17/2030	579,219	542,608	579,219	(6)(15)
Wolverine Seller Holdings, LLC	Services	Revolver	— (S + 5.00%; 0.75% Floor)	1/17/2030	-	(18,837)	-	(6)(7)
Your Part-Time Controller, LLC	Services	Term Loan	9.85% (S + 5.50%; 1.00% Floor)	11/14/2029	6,838,632	6,723,303	6,838,632	(15)
Your Part-Time Controller, LLC	Services	Revolver	— (S + 5.50%; 1.00% Floor)	11/14/2029	-	(10,221)	-	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	13,648,111	13,648,111	13,648,111	(15)
Total U.S. 1st Lien/Senior Secured Debt						1,565,171,913	1,548,035,015

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt 0.47%
Symplr Software, Inc.	Software & Tech Services	Term Loan	12.56% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,095,849	2,825,397	(15)
Total U.S. 2nd Lien/Junior Secured Debt						3,095,849	2,825,397

Total U.S. Corporate Debt						1,568,267,762	1,550,860,412

Canadian Corporate Debt 3.98%
Canadian 1st Lien/Senior Secured Debt 3.98%
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	10/27/2028	8,588,145	8,538,539	8,588,145	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.49% (S + 5.00%; 0.75% Floor)	10/30/2028	1,194,390	1,189,403	1,194,390	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	13,258,433	13,167,854	13,258,433	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Delayed Draw Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	1,024,233	1,019,406	1,024,233	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Revolver	12.75% (S + 6.25%; 1.00% Floor)	12/4/2025	119,558	112,997	119,558	(6)(8)
Total Canadian 1st Lien/Senior Secured Debt						24,028,199	24,184,759
Total Canadian Corporate Debt						24,028,199	24,184,759

Luxembourg Corporate Debt 1.66%
Luxembourg 1st Lien/Senior Secured Debt 1.66%
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	11.01% (S + 6.50%; 1.50% Floor)	5/23/2031	10,088,201	9,994,079	10,088,201	(6)(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						9,994,079	10,088,201
Total Luxembourg Corporate Debt						9,994,079	10,088,201

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
U.S. Preferred Stock 1.29%							(18)
Alphasense, LLC	Series C Preferred	Software & Tech Services	6/1/2021	23,961	369,843	802,769	(8)
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Software & Tech Services	12/23/2019	65,614	349,977	274,087
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	219,083
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	54,861
Degreed, Inc.	Series C-1 Preferred	Software & Tech Services	6/19/2019	43,819	278,541	220,981
Degreed, Inc.	Series D Preferred	Software & Tech Services	4/30/2021	16,943	278,308	217,184
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software & Tech Services	6/23/2022	1,345	1,311,760	1,835,648
Netskope, Inc.	Series G Preferred	Software & Tech Services	1/27/2020	36,144	302,536	448,362
Ntiva Investments, LLC	Class A Preferred Units	Digital Infrastructure & Services	1/24/2022	333,937	272,826	321,471
Phenom People, Inc.	Series C Preferred	Software & Tech Services	1/10/2020	35,055	220,610	528,568
Swyft Parent Holdings LP	Preferred Units	Software & Tech Services	2/7/2022	850,470	758,389	603,899
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Software & Tech Services	11/30/2018	1,196	1,160,531	2,179,320
Vectra AI, Inc.	Series F Preferred	Software & Tech Services	5/28/2021	17,064	131,095	115,780
Total U.S. Preferred Stock					5,811,942	7,822,013

France Preferred Stock 0.03%							(18)
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	24,472	206,755	206,715	(8)
Total France Preferred Stock					206,755	206,715
							(18)
US Common Stock 1.63%
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	28,002
Artemis Investor Holdings, LLC	Class A Units	Services	1/22/2021	38,551	385,509	394,187
Brightspot Holdco, LLC	Non-Voting Common Units	Software & Tech Services	11/16/2021	433,207	433,207	473,156
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Services	11/14/2021	138,390	138,390	213,195
CN Co-Invest, LP	Units	Digital Infrastructure & Services	10/31/2023	776,334	776,334	719,786
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	375,960
Freddy's Acquisition	Units	Consumer Non-Cyclical	3/3/2021	72,483	72,483	162,168
GSV Medsuite Investments, LLC	Class A Units	Healthcare	12/22/2021	86,555	85,705	65,189
GSV Vehlo Investments, LLC	Class A Units	Software & Tech Services	5/20/2022	150,297	150,297	198,062
INH Group Holdings, LLC	Common Units	Healthcare	1/31/2019	484,552	484,552	-
Leeds FEG Investors, LLC	Class A Units	Consumer Non-Cyclical	11/20/2017	320	321,309	296,473
Moon Topco, L.P.	Units	Software & Tech Services	4/19/2021	3,600	35,999	97,600
MyKaarma Holdings LP	Class A Common Units	Software & Tech Services	3/18/2022	257,031	257,031	575,776
NEPCORE Parent Holdings LLC	Units	Digital Infrastructure & Services	10/21/2021	98	97,884	19,567
Neutral Connect, LLC	Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	199,947
Ntiva Investments, LLC	Class A Common Units	Digital Infrastructure & Services	1/24/2022	333,937	61,110	97,343
Pamlico Avant Holdings L.P.	Class A Units	Digital Infrastructure & Services	12/1/2021	236,307	236,307	458,919
Ranger Lexipol Holdings, LLC	Class A-1 Units	Software & Tech Services	11/18/2021	437	359,487	462,231
Ranger Lexipol Holdings, LLC	Class B Units	Software & Tech Services	11/18/2021	433	77,371	137,766
REP AOM Holdings, LLC	Class A Units	Healthcare	2/15/2022	290,393	18,979	1,187,009
REP Coinvest III AGP Blocker, L.P.	Units	Healthcare	10/14/2021	590,203	590,203	1,351,261
REP COINVEST III OMNI, L.P.	Units	Services	2/4/2021	193,770	53,301	131,764
REP Coinvest III TEC, L.P.	Class A Units	Services	6/18/2020	167,509	190,658	261,131
REP RO Coinvest IV-A, L.P.	Class A Units	Services	12/28/2022	66,441,840	664,418	522,632
RFCN Parent, LP	Class A Units	Healthcare	6/18/2021	77	78,284	90,965
SBS Super Holdings, LLC	Class A Voting Units	Healthcare	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Healthcare	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software & Tech Services	9/30/2022	329,116	953,133	518,296
Stripe, Inc.	Class B Common Stock	Software & Tech Services	5/17/2021	4,158	166,854	119,085
Swyft Parent Holdings LP	Common Units	Software & Tech Services	2/7/2022	4,485	53,048	-
Thrive Parent, LLC	Class L Units	Digital Infrastructure & Services	1/22/2021	102,108	271,128	756,921
Total U.S. Common Stock					7,667,275	9,914,391
France Common Stock 0.07%
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	75,889	416,757	416,758	(8)
Total France Common Stock					416,757	416,758
Luxembourg Common Stock 0.13%
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software & Tech Services	10/18/2024	770,000	843,179	796,988	(8)
Total Luxembourg Common Stock					843,179	796,988

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value
U.S. Warrants 0.23%							(18)
Alphasense, LLC	Series B Warrants	Software & Tech Services	6/2/2020	40,394	35,185	1,073,591	(8)
Degreed, Inc.	Series C-1 Warrants	Software & Tech Services	5/31/2019	26,294	46,823	38,580
Degreed, Inc.	Series D Warrants	Software & Tech Services	4/11/2021	7,624	-	3,784
Degreed, Inc.	Common Warrants	Software & Tech Services	8/31/2022	9,374	41,527	17,959
Scylla DB Ltd	Series C-1 Warrants	Software & Tech Services	9/9/2022	239,984	43,880	187,094
Vectra AI, Inc.	Warrants	Software & Tech Services	3/18/2021	35,156	58,190	96,278
Total U.S. Warrants					225,605	1,417,286

United Kingdom Warrants 0.05%
Global WebIndex Holdings Limited	Warrants	Software & Tech Services	12/30/2020	11,776	159,859	286,071
Total United Kingdom Warrants					159,859	286,071

French Warrants 0.00%
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	-	(8)
Total French Warrants					8,561	-

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies 3.97%
AB Equity Investors, L.P.	LP Interests			13,872,011	13,872,011	16,441,109	(11)
Falcon Co-Investment Partners, L.P.	Units			837,445	837,445	838,282	(11)
GHP E AGGREGATOR, LLC	Units			417,813	186,588	704,014	(11)
GHP-EIP Aggregator, LLC	Common Units			51,191	174,608	-	(11)
GTCR A-1 Investors LP	Units			1,100,000	1,100,000	1,100,000	(8)(11)
Magenta Blocker Aggregator LP	Units			821,396	676,978	1,183,632	(11)
Orangewood WWB Co-Invest, L.P.	Units			829,314	786,428	1,302,023	(11)
ORCP III Triton Co-Investors, L.P.	Units			341,592	-	1,153,215	(11)
OSS SPV LP	Units			277,533	259,500	499,559	(11)
Palms Co-Investment Partners D, L.P.	Units			261,450	261,450	295,438	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units			541	368,990	551,333	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units			32,450	171,840	4,024	(11)
Total U.S. Investment Companies					18,695,838	24,072,629
Canadian Investment Companies 0.05%							(18)
GHP SPV-2, L.P.	Units			271,942	271,942	283,082	(8)(11)
Total Canadian Investment Companies					271,942	283,082
Total Investments					1,636,597,753	1,630,349,305

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents 7.41%							(13)
Blackrock T Fund I			4.34%	16,728,975	16,728,975	16,728,975	(9)(14)(15)
State Street Institutional US Government Money Market Fund			4.42%	7,922,941	7,922,941	7,922,941	(9)(14)
US Bank MMDA GCTS Money Market			3.73%	20,306,417	20,306,417	20,306,417	(9)(14)(15)
Total Cash Equivalents					44,958,333	44,958,333
Cash 1.19%
US Dollar					7,220,521	7,220,521	(13)
Total Cash					7,220,521	7,220,521
Total Cash and Cash Equivalents					52,178,854	52,178,854
LIABILITIES IN EXCESS OF OTHER ASSETS — (177.17%)						$(1,075,476,614)
NET ASSETS—100.00%						$607,051,545

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
(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of December 31, 2024, rates for 1M S, 3M S and 6M S are 4.33% ,4.31%, and 4.25%, respectively. As of December 31,

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

2024, the P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
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
(14)
The rate shown is the annualized seven-day yield as of December 31, 2024.
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

March 31, 2025

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. The total Capital Commitments of investors in the Fund as of March 31, 2025 is of $736,929,106, of which 22% or $161,323,887 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025, the Fund had certain investments held in five portfolio companies on non-accrual status, which represented 1.28% and 0.16% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2024, the Fund had certain investments held in five portfolio companies on non-accrual status, which represented 1.31% and 0.18% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively.

Credit Facility Related Costs, Expenses and Deferred Financing Costs

The Credit Facilities (as defined in Note 4) are recorded at carrying value, which approximates fair value due to floating interest rates that are based on an index plus spread, which is typically consistent with those demanded in the market. The estimate of the fair value of the Credit Facilities would be classified as Level 3. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facilities. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations, with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities.

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

Secured Borrowings

The Fund may finance the purchase of certain investments through sale/buy-back agreements. In a sale/buy-back agreement, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. The Fund uses sale/buy-back agreements as a short-term financing alternative to its existing Credit Facilities. The Fund accounts for its sale/buy-back agreements (the “Secured Borrowings”) as secured borrowings and continues to present the investment as an asset and the obligation to return the cash received as a liability within secured borrowings on the consolidated statements of assets and liabilities. Interest income earned on investments pledged under sale/buy-back agreements and financing charges associated with the sale/buy-back agreements are included within interest income and interest and borrowing expenses, respectively, on the consolidated statements of operations. Accrued interest receivable on investments and accrued financing charges on the sale/buy-back agreements are included within interest receivable and interest and borrowing expenses payable, respectively, on the consolidated statements of assets and liabilities. The fair value of the Fund's secured borrowings approximates the carrying value due to the short-term maturities of generally 120 days or less. The estimate of the fair value of the Secured Borrowings would be classified as Level 2.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of March 31, 2025 and December 31, 2024, the Fund had no excise tax payable.

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

For the three months ended March 31, 2025 and 2024, the Fund accrued income taxes of $216,883 and $87,570, respectively. As of March 31, 2025, and December 31, 2024, $502,207 and $288,433, respectively, of accrued income taxes remained payable.

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

On March 24, 2022, the Fund entered into the second amended and restated investment advisory agreement (the “Second Amended and Restated Advisory Agreement”), which replaced the Amended and Restated Advisory Agreement. Under the Second Amended and Restated Advisory Agreement, effective upon its adoption, the base management fee is calculated at an annual rate of 1.375%, in addition to the incentive fee described in the following paragraphs.

For the three months ended March 31, 2025 and 2024, the Fund incurred a management fee of $5,634,969 and $4,646,517, respectively. As of March 31, 2025, and December 31, 2024, $5,634,969 and $5,451,281, respectively, of accrued management fee remained payable.

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

For the three months ended March 31, 2025 and 2024, the Fund incurred income-based incentive fees of $3,484,107 and $3,241,756, respectively. As of March 31, 2025 and December 31, 2024, $3,484,107 and $3,352,536, respectively, of accrued income-based incentive fees remained payable.

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

While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, $0 and $0, respectively, of capital gains incentive fee remained payable.

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

Administration Agreement and Expense Reimbursement Agreement

The Fund has entered into the Administration Agreement with the Administrator and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator will be responsible for providing the Fund with clerical, bookkeeping, record keeping and other administrative services. The Fund will reimburse the Adviser an amount equal to the Fund’s allocable portion (subject to the review of its Board) of the Fund's overhead resulting from the Fund's obligations under the Expense Reimbursement Agreement,including the allocable portion of the cost of the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

As of March 31, 2025, the amount of Expense Payments provided by the Adviser since inception is $4,874,139, of which $4,199,150 has been reimbursed. The remainder is no longer subject to reimbursement.

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

For the three months ended March 31, 2025 and 2024, the Fund accrued $38,370 and $38,688, respectively, in transfer agent fees. As of March 31, 2025 and December 31, 2024, $38,370 and $37,384, respectively, of accrued transfer agent fees remained payable.

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

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the three Months Ended March 31, 2025
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	60,364	—	—	—	—	60,364	—
Delaware Valley Management Holdings, Inc.	112,997				(19)	112,978	—
Delaware Valley Management Holdings, Inc.	89,190				(46)	89,144	—
Delaware Valley Management Holdings, Inc.	573,437				24	573,461	—
Total Non-Controlled Affiliates	$835,988	$—	$—	$—	$(41)	$835,947	$—

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the three Months Ended March 31, 2024
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$-	$-	$-	$-	$-	-	$-
Delaware Valley Management Holdings, Inc.	237,136	-	-	-	12,607	249,743	-
Delaware Valley Management Holdings, Inc.	624,645	-	(211,251)	-	41,870	455,264	-
Delaware Valley Management Holdings, Inc.	350,292	-	(5,866)	-	24,489	368,915	-
Delaware Valley Management Holdings, Inc.	2,252,790	-	-	-	119,768	2,372,558	-
Total Non-Controlled Affiliates	$3,464,863	$-	$(217,117)	$-	$198,734	$3,446,480	$-

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

4. Borrowings

Credit Facilities

HSBC Credit Facility

On July 8, 2021, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund has entered into a number of amendments to the 2021 HSBC Credit Facility through February 14, 2025, the latest details of which are reflected in the notes below.

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

As of March 31, 2025, the maximum commitment under the 2021 HSBC Credit Facility is $250,000,000, and the Fund’s facility sublimit is $40,000,000. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. Any amounts borrowed under the 2021 HSBC Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on June 6, 2025. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, National Association (“U.S. Bank”), as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). ABPCIC Funding II has entered into a number of amendments of the Synovus Credit Facility through December 20, 2024, the latest details of which are reflected in the notes below.

As of March 31, 2025, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the Synovus Credit Facility bear interest based on SOFR for the relevant interest period, plus a spread of 2.50% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) December 20, 2027 or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. The availability period with respect to the revolving commitments under the Synovus Credit Facility will terminate on December 20, 2026. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

As of March 31, 2025, the Natixis Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $175,000,000, and the total Class A-T commitment as of the closing date is $25,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. As of March 31, 2025, advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate plus a spread of 2.25%. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on April 21, 2025.

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

As of March 31, 2025, the Natixis Credit Facility includes customary covenants, including certain limitations on the incurrence by ABPCIC Funding IV of additional indebtedness, as well as customary events of default.

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund ("ABPCIC Funding V"), entered into a warehouse financing transaction (the “MUFG Credit Facility”).

In connection with the MUFG Credit Facility, ABPCIC Funding V entered into, among other agreements, (i) the credit agreement (the “MUFG Credit Agreement”), among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “MUFG Collateral Agent”) and collateral administrator (in such capacity, the “MUFG Collateral Administrator”), and U.S. Bank National Association, as document custodian, (ii) the control agreement, among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “MUFG Securities Intermediary”), (iii) the collateral management agreement (the “MUFG Collateral Management Agreement”), between ABPCIC Funding V and the Adviser, as collateral manager (in such capacity, the “MUFG Collateral Manager”), (iv) the collateral administration agreement (the “MUFG Collateral Administration Agreement”), among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer.

As of March 31, 2025, the MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the MUFG Credit Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the MUFG Credit Agreement, in each case, plus an applicable spread of 2.10% per annum or 2.60% per annum for borrowings utilized for certain purchases. Interest is payable quarterly in arrears. Any amounts borrowed under the MUFG Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) September 19, 2029 or (ii) upon certain other events which result in accelerated maturity under the MUFG Credit Facility. The availability period with respect to the revolving commitments under the MUFG Credit Facility will terminate on September 19, 2026. Borrowing under the MUFG Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

NatWest Credit Facility

On March 21, 2025, ABPCIC Funding VI LLC (“ABPCIC Funding VI”), a wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction (the “NatWest Credit Facility” and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility, the Natixis Credit Facility and the MUFG Credit Facility, the “Credit Facilities”). In connection with the NatWest Credit Facility, ABPCIC Funding VI entered into, among other agreements, (i) the facility agreement (the “NatWest Facility Agreement”), among AB Private Credit Investors LLC, as collateral manager (in such capacity, the “NatWest Collateral Manager”), ABPCIC Funding VI, each of the lenders from time to time party thereto, NatWest Markets Plc, as lead lender (in such capacity, the “NatWest Lead Lender”), U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “NatWest Collateral Agent”), U.S. Bank National Association, as document custodian (in such capacity, the “NatWest Document Custodian”), and Alter Domus (US) LLC, as loan agent, (ii) the securities account control agreement (the “NatWest Securities Account Control Agreement”), among ABPCIC Funding VI, as debtor, the NatWest Collateral Manager, the NatWest Lead Lender, the NatWest Collateral Agent, and U.S. Bank National Association, as securities intermediary (in such capacity, the “NatWest Securities Intermediary”), (iii) the purchase and sale agreement (the “NatWest Transfer Agreement”) between the Fund, as seller, and ABPCIC Funding VI, as buyer, and (iv) the pledge agreement (the “NatWest Pledge Agreement”), between the Fund, as pledgor, and the NatWest Collateral Agent.

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

The Fund incurred certain customary fees, costs and expenses in connection with the closing of the NatWest Credit Facility.

The Fund’s outstanding borrowings through the Credit Facilities as of March 31, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$30,000,000	$10,000,000	$30,000,000
Synovus	200,000,000	200,000,000	-	200,000,000
Natixis	200,000,000	150,000,000	50,000,000	150,000,000
MUFG	150,000,000	120,250,000	29,750,000	120,250,000
NatWest	75,000,000	46,500,000	28,500,000	46,500,000
Total	$665,000,000	$546,750,000	$118,250,000	$546,750,000

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$10,000,000	$30,000,000	$10,000,000
Synovus	200,000,000	188,250,000	11,750,000	188,250,000
Natixis	200,000,000	200,000,000	-	200,000,000
MUFG	150,000,000	104,000,000	46,000,000	104,000,000
Total	$590,000,000	$502,250,000	$87,750,000	$502,250,000

As of March 31, 2025 and December 31, 2024, deferred financing costs were $3,190,357 and $2,835,743, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$103,000,000	S + 1.40%	$102,350,929
Class A-1-LR Senior Secured Floating Rate Note (“Class A-1-LR”)	$100,000,000	S + 1.40%	$99,369,834
Class A-2-RR Senior Secured Deferrable Floating Rate (“Class A-2-RR”)	$14,000,000	S + 1.60%	$13,911,777
Class B-RR Senior Secured Deferrable Floating Rate (“Class B-RR”)	$21,000,000	S + 1.70%	$20,867,665
Class C-RR Secured Deferrable Floating Rate Note (“Class C-RR”)	$28,000,000	S + 2.00%	$-	*
Subordinated Notes	$80,300,000	N/A	$-	*

* Class C-RR and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $1,499,796 respectively, as of March 31, 2025 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2024
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$98,041,837
Class A-1-L Senior Secured Floating Rate Note (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,841,098
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,936,439
Class A-2-R Senior Secured Deferrable Floating Rate (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,407,837
Class B-R Senior Secured Deferrable Floating Rate (“Class B-R”)	$19,250,000	S + 3.10%	$-	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$-	*
Subordinated Notes	$61,320,000	N/A	$-	*

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

The CLO VI indenture provides that the holders of the VI Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year.

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of March 31, 2025, and December 31, 2024 were as follows:

	March 31, 2025
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 2.60%	$226,586,328
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 3.65%	$35,776,788
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 4.55%	$35,776,788
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 6.90%	$-	*
Subordinated Notes	$67,000,000	N/A	$-	*

* Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $1,860,095 respectively, as of March 31, 2025 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2024
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 2.60%	$226,418,256
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 3.65%	$35,750,251
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 4.55%	$35,750,251
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 6.90%	$-	*
Subordinated Notes	$67,000,000	N/A	$-	*

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

As of March 31, 2025 there were no outstanding secured borrowings.

Secured Borrowings outstanding as of December 31, 2024 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Bonterra LLC	9/6/2024	120 days or less from trade date	2.37	$2,319,165
Colo Holdings, LLC	9/5/2024	120 days or less from trade date	2.37	525,952
				$2,845,117

As of March 31, 2025 and December 31, 2024, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Credit Facilities, Notes, and Secured Borrowings were $1,081,390,109 and $1,049,241,086, respectively.

Interest Expense on Borrowings

For the three months ended March 31, 2025 and 2024, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended March 31,
	2025	2024
Interest and borrowing expenses	$18,166,989	$17,384,960
Commitment fees	94,328	213,709
Amortization of discount, debt issuance and deferred financing costs	1,292,006	1,343,240
Total	$19,553,323	$18,941,909
Weighted average interest rate(1)	6.91%	8.03%
Average outstanding balance	$1,066,388,318	$870,764,980

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

The following table summarizes the valuation of the Fund’s investments as of March 31, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$94,750,882	$-	$-	$94,750,882
Total Cash Equivalents	$94,750,882	$-	$-	$94,750,882

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$-	$-	$1,597,244,820	$1,597,244,820
2nd Lien/Junior Secured Debt	-	-	2,715,825	2,715,825
Preferred Stock	-	-	7,648,272	7,648,272
Common Stock	-	81,383	9,837,096	9,918,479
Warrants	-	-	1,700,287	1,700,287
Total	$-	$81,383	$1,619,146,300	$1,619,227,683
Investments valued at NAV as a practical expedient#				$24,786,863
Total assets#				$1,644,014,546

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$44,958,333	$-	$-	$44,958,333
Total Cash Equivalents	$44,958,333	$-	$-	$44,958,333

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$-	$-	$1,582,307,975	$1,582,307,975
2nd Lien/Junior Secured Debt	-	-	2,825,397	2,825,397
Preferred Stock	-	-	8,028,728	8,028,728
Common Stock	-	131,764	10,996,373	11,128,137
Warrants	-	-	1,703,357	1,703,357
Total	$-	$131,764	$1,605,861,830	$1,605,993,594
Investments valued at NAV as a practical expedient#				24,355,711
Total assets#				$1,630,349,305

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock and LP Interests	Warrants	Total
Balance as of January 1, 2025	1,582,307,975	2,825,397	8,028,728	10,996,373	1,703,357	1,605,861,830
Purchases (including PIK)	136,569,061	-	-	628,970	-	137,198,031
Sales and principal payments	(123,243,144)	-	(720,296)	(2,487,297)	-	(126,450,737)
Realized Gain (Loss)	49,342	-	234,943	2,197,190	-	2,481,475
Net Amortization of Premium/Discount	2,705,086	1,704	-	-	-	2,706,790
Transfers Out		-	-	-	-	-
Net Change in Unrealized Appreciation (Depreciation)	(1,143,500)	(111,276)	104,897	(1,498,140)	(3,070)	(2,651,089)
Balance as of March 31, 2025	1,597,244,820	2,715,825	7,648,272	9,837,096	1,700,287	1,619,146,300
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	91,135	(111,276)	93,391	207,951	(3,071)	278,130

For the three months ended March 31, 2025, there were no transfers into or out of Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2024	$1,270,762,647	$9,205,885	$8,777,660	$10,039,580	$1,290,859	$1,300,076,631
Purchases (including PIK)	513,442,490	-	-	1,232,430	-	514,674,920
Sales and principal payments	(216,214,013)	(6,537,711)	(771,864)	-	-	(223,523,588)
Realized Gain (Loss)	733,497	-	173,651	-	-	907,148
Net Amortization of Premium/Discount	6,586,088	54,939	-	-	-	6,641,027
Transfers Out	-	-	(368,990)	(1,813,344)	-	(2,182,334)
Net Change in Unrealized Appreciation (Depreciation)	6,997,266	102,284	218,271	1,537,707	412,498	9,268,026
Balance as of December 31, 2024	$1,582,307,975	$2,825,397	$8,028,728	$10,996,373	$1,703,357	$1,605,861,830
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$5,470,146	$134,565	$260,473	$1,542,159	$412,498	$12,454,985

For the year ended December 31, 2024, there were no transfers into Level 3.

For the year ended December 31, 2024, there were transfers out of Level 3 into Level 2 of $263,971. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained. Further amounts of $1,918,363 of Common Stock and Preferred Stock were transferred out of Level 3 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from Levels 1, 2, or 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2025 and December 31, 2024, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,484,907,768	Market Yield Analysis	Market Yield	8.0% - 25.1% (9.9%)	Decrease
	1,707,771	Market Approach	EBITDA Multiple	4.7x	Increase
	6,020,502	Market Approach	Revenue Multiple	2.0x	Increase
	28,526	Liquidation Value	AssetValue	N/A	Increase
	835,946	Recent Transaction	Transaction Price	N/A	N/A
	103,744,307	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,715,825	Market Yield Analysis	Market Yield	17.8%	Decrease
Common Stock	6,513,698	Market Approach	EBITDA Multiple	7.3x - 25.0x (15.8x)	Increase
	2,075,201	Market Approach	Revenue Multiple	0.3x - 21.8x (9.4x)	Increase
	202,469	Market Approach	Other Cashflow Multiple	15.9x	Increase
	628,970	Recent Purchase	Purchase Price	N/A	N/A
	416,758	Recent Transaction	Transaction Price	N/A	N/A
Preferred Stock	2,985,661	Market Approach	EBITDA Multiple	12.5x - 15.8x (14.8x)	Increase
	2,896,467	Market Approach	Revenue Multiple	3.0x - 9.3x (6.9x)	Increase
	1,559,429	Market Yield Analysis	Market Yield	14.8%	Decrease
	206,715	Recent Transaction	Transaction Price	N/A	N/A
Warrants	1,700,287	Market Approach	Revenue Multiple	4.8x - 7.4x (7.1x)	Increase
Total Assets	$1,619,146,300

(1)
Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,430,997,418	Market Yield Analysis	Market Yield	8.3% - 25.6% (10.4%)	Decrease
	$2,046,578	Market Approach	EBITDA Multiple	5.8X	Increase
	$39,019	Liquidation Value	Asset Value	N/A	Increase
	$25,276,091	Expected Repayment	Redemption Price	N/A	Increase
	$835,988	Recent Transaction	Transaction Price	N/A	N/A
	$123,112,881	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	$2,825,397	Market Yield Analysis	Market Yield	0.163	Decrease
Common Stock	$6,479,153	Market Approach	EBITDA Multiple	7.3x - 25.0x (13.4x)	Increase
	$1,884,375	Market Approach	Revenue Multiple	0.3x - 15.0x (8.0x)	Increase
	$756,921	Expected Repayment	Redemption Price	N/A	Increase
	$416,758	Recent Transaction	Transaction Price	N/A	N/A
	$199,947	Market Approach	Other Cashflow Multiple	16.0x	Increase
	$462,231	Market Yield Analysis	Market Yield	13.6%	Decrease
	$796,988	Recent Purchase	Purchase Price	N/A	Increase
Preferred Stock	$603,899	Market Approach	EBITDA Multiple	13.0x	Increase
	$2,881,675	Market Approach	Revenue Multiple	3.0x - 9.3x (7.1x)	Increase
	$4,336,439	Market Yield Analysis	Market Yield	15.0% - 19.6% (17.3%)	Decrease
	$206,715	Recent Transaction	Transaction Price	N/A	N/A
Warrants	$1,703,357	Market Approach	Revenue Multiple	5.0x - 8.1x (7.6x)	Increase
Total Assets	$1,605,861,830

(1)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2025 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3

CLO VI Class A-1-R Senior Secured Floating Rate Note	$102,350,929	$104,030,000	$-	$-	$104,030,000
CLO VI Class A-1-L Senior Secured Floating Rate Note	99,369,834	101,000,000	-	-	101,000,000
CLO VI Class A-1-F Senior Secured Fixed Rate Note	13,911,777	14,175,000	-	-	14,175,000
CLO VI Class A-2-R Senior Secured Deferrable Floating Rate	20,867,665	21,262,500	-	-	21,262,500
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	226,586,328	229,710,000	-	-	229,710,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,776,788	36,450,000	-	-	36,450,000
CLO XIII Class C Secured Deferrable Floating Rate (“Class C”)	35,776,788	36,540,000	-	-	36,540,000
Total	$534,640,109	$543,167,500	$-	$-	$543,167,500

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $3,359,891, respectively, as of March 31, 2025 and are reflected on the consolidated statements of assets and liabilities.

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2024 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
CLO VI Class A-1-R Senior Secured Floating Rate Note	$98,041,837	$99,478,125	$-	$-	$99,478,125
CLO VI Class A-1-L Senior Secured Floating Rate Note	74,841,098	75,937,500	-	-	75,937,500
CLO VI Class A-1-F Senior Secured Fixed Rate Note	29,936,439	29,550,000	-	-	29,550,000
CLO VI Class A-2-R Senior Secured Deferrable Floating Rate	43,407,837	44,696,250	-	-	44,696,250
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	226,418,256	229,710,000	-	-	229,710,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,750,251	36,540,000	-	-	36,540,000
CLO XIII Class C Secured Deferrable Floating Rate (“Class C”)	35,750,251	36,630,000	-	-	36,630,000
Total	$544,145,969	$552,541,875	$-	$-	$552,541,875

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $353,110 and $2,250,921 as of December 31, 2024 and are reflected on the consolidated statements of assets and liabilities.

The Credit Facilities and Secured Borrowings are recorded at carrying value, which approximates fair value.

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of March 31, 2025 and December 31, 2024 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2025 and December 31, 2024:

			3/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
123.Net, LLC	Delayed Draw Term Loan	7/19/2029	1,176,223	(2,941)	1,522,707	(15,227)
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2027	321,328	-	1,044,316	(10,443)
AAH Topco, LLC	Delayed Draw Term Loan	3/31/2031	3,219,171	(16,096)	-	-
AAH Topco, LLC	Revolver	12/22/2027	787,273	(1,968)	787,273	(11,809)
Admiral Buyer, Inc.	Revolver	5/8/2028	1,401,522	(7,008)	1,401,522	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	5/8/2028	727,761	-	727,761	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	12/6/2029	257,534	-	-	-
Airwavz Solutions Inc.	Delayed Draw Term Loan	3/31/2027	3,380,955	-	5,075,881	(25,379)
Airwavz Solutions Inc.	Revolver	3/31/2027	434,778	(1,087)	652,740	(8,159)
Amercare Royal LLC	Revolver	9/3/2030	201,851	(505)	201,851	(1,009)
Amercare Royal LLC	Delayed Draw Term Loan	9/3/2030	1,925,351	-	1,925,351	-
AOM Acquisition, LLC.	Revolver	7/19/2029	-	-	1,218,605	-
AppViewX, Inc.	Revolver	12/24/2031	1,846,640	(18,466)	1,846,640	(18,466)
AppViewX, Inc.	Delayed Draw Term Loan	12/24/2031	1,908,194	-	1,908,194	-
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2031	983,608	-	983,608	-
Artifact Bidco, Inc.	Revolver	5/22/2030	477,753	-	477,753	-
Artifact Bidco, Inc.	Revolver	5/22/2030	233,786	-	233,786	-
Avalara, Inc	Revolver	7/19/2029	-	-	1,065,375	-
Avant Communications, LLC	Revolver	11/30/2026	566,910	-	566,910	-
Azurite Intermediate Holdings, Inc.	Revolver	2/28/2031	1,137,723	-	1,137,723	-
Banneker V Acquisition, Inc.	Revolver	7/19/2029	-	-	777,125	-
Bonterra LLC	Delayed Draw Term Loan	3/5/2032	1,067,760	(5,339)	-	-
Bonterra LLC	Revolver	3/5/2032	893,614	(8,936)	-	-
Bonterra LLC	Revolver	7/19/2029	-	-	414,630	(1,037)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/31/2027	2,397,493	-	3,324,983	(41,562)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	12/31/2027	-	-	-	-
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(3,887)	777,494	(9,719)

			3/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Brightspot Buyer, Inc.	Revolver	11/16/2027	680,292	(11,905)	680,292	(10,204)
BRP2 HOLD JONQUIL, INC.	Revolver	8/1/2030	1,584,702	-	1,584,702	(15,847)
BRP2 HOLD JONQUIL, INC.	Delayed Draw Term Loan	8/1/2030	2,758,158	-	3,169,405	(31,694)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	323,907	-	323,907	-
Businessolver.com, Inc.	Delayed Draw Term Loan	12/1/2027	817,473	-	817,473	-
BV EMS Buyer, Inc	Revolver	11/23/2027	79,840	-	79,840	-
CallTower, Inc.	Delayed Draw Term Loan	11/30/2028	1,991,230	-	1,991,230	-
CallTower, Inc.	Revolver	11/30/2028	622,259	-	622,259	-
Caregiver 2, Inc.	Delayed Draw Term Loan	6/26/2029	-	-	1,121,667	(44,867)
Choice Health at Home, LLC	Delayed Draw Term Loan	12/29/2026	1,230,932	-	2,307,997	-
CHV Holdings LLC	Revolver	3/1/2029	1,241,546	(9,312)	1,241,546	(15,519)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	7/1/2031	1,125,362	-	1,125,362	-
Coding Solutions Acquisition, Inc.	Revolver	7/1/2031	87,919	-	87,919	-
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	863,813	(2,160)	863,813	(4,319)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	9/16/2027	1,869,312	-	1,869,312	-
Coretelligent Intermediate LLC	Revolver	10/21/2027	63,321	(6,174)	63,321	(5,857)
Coupa Holdings, LLC	Delayed Draw Term Loan	2/27/2030	948,020	-	948,020	-
Coupa Holdings, LLC	Revolver	2/27/2029	725,890	-	725,890	-
Crewline Buyer, Inc.	Revolver	11/8/2030	1,366,496	-	1,366,496	-
DA Blocker Corp.	Revolver	2/13/2032	1,101,333	(11,013)	-	-
DA Blocker Corp.	Delayed Draw Term Loan	2/13/2032	4,719,998	(23,600)	-	-
Datacor, Inc.	Delayed Draw Term Loan	12/29/2025	5,988,015	-	5,988,015	-
Datacor, Inc.	Revolver	12/1/2025	2,154,447	-	2,154,447	-
Dearborn TopCo, LLC	Revolver	5/22/2029	840,050	(12,601)	840,050	(12,601)
Delaware Valley Management Holdings, Inc.	Revolver	1/30/2026	293,952	(127,164)	293,952	(124,636)
DeLorean Purchaser, Inc.	Revolver	11/3/2031	2,409,819	(30,123)	2,409,819	(36,147)
Dispatchtrack, LLC	Revolver	12/17/2026	301,930	-	301,930	-

			3/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Dorado Buyer LLC	Revolver	2/1/2030	248,309	(5,587)	248,309	(3,104)
Dorado Buyer LLC	Delayed Draw Term Loan	2/1/2030	2,483,092	(12,415)	2,483,092	(12,415)
Duetto Research, Inc	Delayed Draw Term Loan	6/3/2030	2,017,640	-	2,017,640	-
Duetto Research, Inc	Revolver	6/3/2030	1,008,820	(5,044)	1,008,820	(5,044)
EET Buyer, Inc.	Delayed Draw Term Loan	11/8/2027	1,891,968	-	1,891,968	-
EET Buyer, Inc.	Revolver	11/8/2027	1,036,629	-	1,036,629	-
Einstein Parent, Inc.	Revolver	1/21/2031	1,066,183	(21,324)	-	-
Engage2Excel, Inc.	Revolver	7/1/2029	307,130	(768)	184,278	(1,843)
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2029	167,585	-	441,012	-
Enverus Holdings, Inc.	Revolver	12/22/2029	671,106	-	651,115	-
Exterro, Inc.	Revolver	6/1/2027	1,107,844	-	1,107,844	-
Faithlife, LLC	Revolver	9/18/2025	279,053	-	279,053	-
Firebird Midco, Inc	Revolver	7/18/2030	1,228,520	(15,357)	1,228,520	(15,357)
Foundation Risk Partners, Corp.	Revolver	10/29/2027	1,038,062	-	1,038,062	-
FULLSTEAM OPERATIONS, LLC	Revolver	11/27/2029	415,325	-	415,325	-
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	11/27/2029	1,955,730	(14,668)	3,813,641	(19,068)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	11/27/2029	344,605	(2,585)	753,440	(3,767)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	11/27/2029	2,790,966	(20,932)	2,790,966	(13,955)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	11/27/2029	310,107	(2,326)	310,107	(1,551)
Fusion Holding, Corp.	Revolver	9/15/2027	689,596	(15,516)	1,379,193	(37,928)
G Treasury SS LLC	Delayed Draw Term Loan	7/3/2029	2,042,878	-	2,042,878	-
G Treasury SS LLC	Revolver	7/3/2029	762,268	-	914,721	-
Galway Borrower LLC	Revolver	9/30/2027	298,862	(747)	406,925	(2,035)
Galway Borrower LLC	Delayed Draw Term Loan	9/29/2028	1,300,289	-	1,353,462	-
GH PARENT HOLDINGS INC.	Delayed Draw Term Loan	5/4/2027	3,787,938	(18,940)	3,787,938	(28,410)
GHA Buyer, Inc.	Revolver	6/24/2026	951,077	-	951,077	(2,378)
Greenhouse Software, Inc.	Revolver	3/1/2027	1,232,251	-	1,232,251	-
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	-	604,499	-
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	6/1/2028	4,483,731	-	8,000,382	-
GS AcquisitionCo, Inc.	Revolver	5/25/2028	700,823	(1,752)	700,823	(1,752)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	5/25/2028	250,635	-	250,635	-
Heartland PPC Buyer LLC	Revolver	12/3/2029	913,701	(6,853)	1,006,014	(10,060)

			3/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	12/12/2029	714,077	-	714,077	(1,785)
HireVue, Inc.	Revolver	5/3/2029	1,164,082	(5,820)	599,679	(5,997)
HITRUST Services, LLC	Revolver	3/14/2031	2,419,131	(24,191)	-	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2027	3,842,299	-	3,842,299	-
Honor HN Buyer, Inc.	Revolver	10/15/2027	266,081	-	266,081	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2027	3,638,803	-	3,638,803	-
Iodine Software, LLC	Revolver	5/19/2027	1,089,030	-	1,089,030	-
Joink, LLC	Revolver	10/4/2030	727,761	(7,278)	727,761	(10,916)
Joink, LLC	Delayed Draw Term Loan	10/4/2030	7,762,780	(19,407)	8,490,540	(63,679)
JS Parent, Inc.	Revolver	4/24/2031	528,354	-	528,354	-
Kalkomey Borrower, LLC	Delayed Draw Term Loan	6/3/2031	1,830,937	(4,577)	1,830,937	(4,577)
Kalkomey Borrower, LLC	Revolver	6/3/2031	1,464,749	(14,647)	1,464,749	(14,647)
Kaseya Inc.	Delayed Draw Term Loan	7/19/2029	-	-	473,761	-
Kaseya Inc.	Revolver	7/19/2029	-	-	477,582	-
KPA Parent Holdings, Inc	Delayed Draw Term Loan	3/12/2032	1,480,258	(7,401)	-	-
KPA Parent Holdings, Inc	Revolver	3/12/2032	1,036,180	(10,362)	-	-
Labvantage Solutions Inc.	Revolver	11/22/2030	951,568	(14,274)	951,568	(14,274)
Level Data, LLC	Delayed Draw Term Loan	3/3/2031	2,404,526	(24,045)	-	-
Level Data, LLC	Revolver	3/3/2031	901,697	(9,017)	-	-
LivTech Purchaser, Inc.	Delayed Draw Term Loan	11/24/2031	7,997,309	(39,987)	7,997,309	(39,987)
LivTech Purchaser, Inc.	Revolver	11/24/2031	1,999,327	(19,993)	1,999,327	(19,993)
Lotus HPI Buyer, Inc	Delayed Draw Term Loan	1/2/2030	3,767,841	(18,839)	3,767,841	(18,839)
Lotus HPI Buyer, Inc	Revolver	1/2/2030	1,130,352	(19,781)	1,883,921	(32,969)
Magaya Corporation	Delayed Draw Term Loan	7/1/2030	2,314,841	(34,723)	2,457,041	(12,285)
Magaya Corporation	Revolver	7/1/2030	644,973	(12,899)	921,390	(9,214)
Mastery Acquisition Corp.	Delayed Draw Term Loan	9/7/2029	802,394	-	802,394	-
Mastery Acquisition Corp.	Revolver	9/10/2025	851,781	-	851,781	-
Mavenlink, Inc.	Revolver	6/3/2027	357,963	(9,844)	357,963	(9,844)
MBS Holdings, Inc.	Revolver	4/16/2027	974,169	(4,871)	857,269	-
MedBridge Holdings, LLC	Revolver	12/23/2026	1,376,227	-	1,376,227	-
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	158,208	(1,187)	113,909	(1,424)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Delayed Draw Term Loan	10/22/2026	2,953,911	-	2,953,911	(29,539)

			3/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Revolver	10/22/2026	680,400	(3,402)	680,400	(10,206)
Mist Holding Co.	Delayed Draw Term Loan	12/18/2030	2,714,386	(13,572)	2,714,386	(13,572)
Mist Holding Co.	Delayed Draw Term Loan	12/18/2030	1,195,838	(5,979)	1,195,838	(5,979)
Mist Holding Co.	Revolver	12/18/2030	904,795	(9,048)	904,795	(9,048)
MMP Intermediate, LLC	Revolver	2/15/2027	552,880	-	552,880	(1,382)
Moon Buyer, Inc.	Revolver	4/21/2027	1,779,259	-	1,779,259	(13,344)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	5/1/2029	2,346,111	-	2,630,169	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2029	789,051	-	1,052,068	-
MSM Acquisitions, Inc.	Revolver	12/9/2026	122,505	(14,394)	-	-
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/1/2029	1,211,850	(3,030)	1,211,850	(3,030)
MSP Global Holdings, Inc.	Revolver	1/24/2027	1,273,207	(3,183)	1,394,234	(3,486)
MyKaarma Acquisition LLC	Revolver	3/21/2028	593,215	-	593,215	-
Nasuni Corporation	Revolver	9/10/2030	2,619,806	(32,748)	2,619,806	(39,297)
Navigate360, LLC	Revolver	3/17/2027	604,235	(4,532)	604,235	(4,532)
Navigate360, LLC	Delayed Draw Term Loan	3/17/2027	-	-	2,035,925	-
NC Topco, LLC	Revolver	8/30/2031	1,291,959	(9,690)	1,291,959	(9,690)
NC Topco, LLC	Delayed Draw Term Loan	8/30/2031	3,229,897	(8,075)	3,229,897	(24,224)
Netwrix Corporation	Revolver	6/1/2029	774,755	-	774,755	-
Netwrix Corporation	Delayed Draw Term Loan	11/18/2030	1,608,279	-	1,626,914	-
Next Holdco, LLC	Revolver	11/9/2029	893,559	(6,702)	893,559	-
Next Holdco, LLC	Delayed Draw Term Loan	11/9/2030	2,380,798	-	2,380,798	-
OPOC Acquisition, LLC	Revolver	12/2/2030	605,987	(7,575)	545,389	(8,181)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/2/2030	1,514,969	(7,575)	1,514,969	(11,362)
Pace Health Companies, LLC	Revolver	8/4/2025	616,682	-	616,682	-
Pace Health Companies, LLC	Delayed Draw Term Loan	8/2/2025	888,879	-	888,879	-
PDI TA Holdings, Inc	Revolver	1/29/2031	817,765	(2,044)	943,575	(4,718)
PDI TA Holdings, Inc	Delayed Draw Term Loan	1/29/2031	-	-	952,365	-
Penn TRGRP Holdings LLC	Revolver	8/30/2030	1,054,345	-	1,054,345	-
Penn TRGRP Holdings LLC	Delayed Draw Term Loan	9/27/2030	308,165	-	419,066	-
Pharmalogic Holdings Corp	Delayed Draw Term Loan	6/20/2030	6,934,611	(17,337)	6,934,611	(69,346)
Pieper Memorial, LLC	Delayed Draw Term Loan	11/2/2027	632,098	-	632,098	-
Ping Identity Holding Corp.	Revolver	10/17/2028	1,203,345	-	1,203,345	-

			3/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Pinnacle Treatment Centers, Inc.	Revolver	1/2/2026	456,949	(4,569)	474,524	(2,373)
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/15/2028	2,541,108	-	2,600,963	-
QualDerm Partners, LLC	Revolver	12/8/2026	314,936	(3,937)	-	-
Race Finco, LLC	Revolver	1/10/2028	609,798	(13,720)	609,798	(13,720)
Race Finco, LLC	Delayed Draw Term Loan	1/9/2028	7,853,011	(58,898)	11,043,296	(82,825)
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	-	1,199,233	-
Redwood Family Care Network, Inc.	Revolver	6/18/2026	588,705	(1,472)	588,705	(1,472)
REP TEC Intermediate Holdings, Inc.	Revolver	6/19/2025	1,099,640	-	1,099,640	-
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	9/30/2031	2,227,866	-	2,227,866	(16,709)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	542,114	(1,355)	542,114	(8,132)
Saab Purchaser, Inc.	Delayed Draw Term Loan	11/12/2031	5,162,057	-	5,162,057	(25,810)
Saab Purchaser, Inc.	Revolver	11/12/2031	2,581,028	(12,905)	2,581,028	(25,810)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,758,865	(8,794)	1,758,865	(13,191)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	9/15/2028	3,956,233	-	3,956,233	-
Salisbury House, LLC	Revolver	8/30/2025	545,787	-	449,472	-
Sapphire Software Buyer, Inc.	Revolver	9/30/2031	1,723,759	(12,928)	1,723,759	(17,238)
Sauce Labs Inc	Revolver	8/16/2027	1,281,821	(25,636)	1,281,821	(28,841)
Sauce Labs Inc	Delayed Draw Term Loan	8/16/2027	-	-	1,509,281	(18,866)
Saviynt, Inc.	Revolver	12/22/2027	609,798	-	609,798	(1,525)
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	11/30/2027	7,475,854	(93,448)	7,475,854	(56,069)
Second Nature Brands, Inc.	Revolver	2/6/2031	608,642	(9,130)	—	—
Securonix, Inc	Revolver	4/5/2028	1,503,677	(10,526)	1,503,677	(251,866)
Serrano Parent, LLC	Revolver	5/13/2030	2,085,981	(41,720)	2,085,981	(41,720)
Single Digits, Inc.	Revolver	6/19/2026	416,149	-	416,149	-
Smile Brands, Inc.	Revolver	10/12/2027	151,134	(13,602)	21,927	(2,193)
Socket Holdings Corporation	Delayed Draw Term Loan	3/31/2031	3,463,673	(21,648)	-	-
Socket Holdings Corporation	Revolver	3/31/2031	865,918	(10,824)	-	-
Soladoc, LLC	Revolver	6/12/2028	588,923	(14,723)	588,923	(19,140)
Spark DSO, LLC	Revolver	4/19/2026	557,650	(5,577)	561,561	(8,423)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2028	3,833,685	-	3,833,685	-
Stratus Networks, Inc.	Delayed Draw Term Loan	12/15/2027	330,033	(1,650)	330,033	(825)
Stratus Networks, Inc.	Revolver	12/15/2027	726,072	(3,630)	990,098	(4,950)
SugarCrm, Inc.	Revolver	7/30/2027	310,244	(3,102)	310,244	(3,102)
SumUp Holdings Luxembourg	Delayed Draw Term Loan	4/22/2031	2,522,050	-	2,522,050	-
Sundance Group Holdings, Inc.	Revolver	7/2/2029	1,683,575	-	1,593,384	-
Tau Buyer, LLC	Delayed Draw Term Loan	1/31/2032	5,188,501	(26,980)	-	-

			3/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)		Fair Value (3)
Tau Buyer, LLC	Revolver	1/31/2032	2,026,758	(20,268)	-	-	-
Telcor Buyer, Inc.	Revolver	8/20/2027	290,770	-	290,770		-
Telesoft Holdings, LLC	Revolver	12/16/2025	457,598	(2,288)	447,650		(2,238)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	8/15/2025	34,527	-	138,106		-
Thrive Buyer, Inc	Revolver	7/19/2029	-	-	369,907		-
ToolWatch Intermediate, LLC	Delayed Draw Term Loan	7/31/2030	498,607	(7,479)	857,591		(12,864)
ToolWatch Intermediate, LLC	Revolver	7/31/2030	1,228,520	(18,428)	1,228,520		(18,428)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	8/31/2028	3,361,430	-	3,903,596		-
Unanet, Inc	Delayed Draw Term Loan	12/8/2028	1,655,157	(16,552)	1,939,439		(19,394)
Unanet, Inc	Revolver	12/8/2028	2,063,584	(30,954)	2,063,584		(30,954)
Unanet, Inc	Delayed Draw Term Loan	12/9/2030	539,918	(5,399)	539,918		(5,399)
Ungerboeck Systems International, LLC	Revolver	4/30/2027	229,387	(1,147)	229,387		(1,147)
Unlimited Technology Holdings, LLC	Revolver	3/11/2032	1,925,180	(9,626)	-		-
UpStack Holdco Inc.	Revolver	9/1/2031	715,479	(3,577)	784,719		(3,924)
UpStack Holdco Inc.	Delayed Draw Term Loan	8/25/2031	1,846,398	-	2,307,997		-
Vectra AI, Inc.	Revolver	3/18/2026	1,200,106	(12,001)	1,200,106		(12,001)
Vectra AI, Inc.	Delayed Draw Term Loan	3/1/2028	2,418,368	(24,184)	2,418,368		(24,184)
Vehlo Purchaser, LLC	Revolver	5/24/2028	1,159,850	-	1,159,850		-
Venture Buyer LLC	Revolver	2/1/2030	706,174	(7,062)	696,086		(6,961)
Venture Buyer LLC	Delayed Draw Term Loan	2/1/2030	1,008,820	-	1,008,820		-
Veracross LLC	Revolver	12/28/2027	866,917	-	500,649		-
Veracross LLC	Delayed Draw Term Loan	12/28/2027	2,399,924	-	-		-
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/11/2029	578,701	-	578,701		-
Vhagar Purchaser, LLC	Revolver	6/11/2029	373,356	(3,734)	373,356		(3,734)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/3/2031	1,903,403	(14,276)	3,674,887		-
Visionary Buyer, LLC	Revolver	3/1/2030	1,413,418	(14,134)	1,413,418		(3,534)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/21/2031	8,269,093	(41,345)	-	-	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	10/2/2028	1,752,555	-	1,752,555		-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	1/30/2026	122,114	-	529,905		-
Wealth Enhancement Group, LLC	Revolver	10/2/2025	623,162	-	623,162		-
Webster Equity Partners III-A, L.P.	Delayed Draw Term Loan	3/28/2027	1,113,492	(16,702)	1,230,052		(15,376)
West Dermatology Management Holdings, LLC	Delayed Draw Term Loan	3/17/2028	-	-	2,242,331		(145,752)
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	1/1/2030	2,622,143	-	3,143,594		-
Wolverine Seller Holdings, LLC	Revolver	1/1/2030	1,117,391	-	1,117,391		-
Your Part-Time Controller, LLC	Revolver	11/1/2029	627,974	-	627,974		-
Zendesk, Inc.	Delayed Draw Term Loan	6/3/2027	3,333,525	-	3,333,525		-
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	-	1,372,628		-
			319,618,096	(1,547,058)	308,439,840		(2,075,224)

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

The Fund had the following unfunded commitment for its equity investments, including investment companies, as of March 31, 2025 and December 31, 2024:

	3/31/2025	12/31/2024
Investment	Unfunded Commitment	Unfunded Commitment
Community Based Care Holdings, LP	$59,890	$59,890
Falcon Co-Investment Partners, L.P.	284,129	284,129
GHP SPV-2, L.P.	34,208	34,208
GTCR A-1 Investors LP	220,000	220,000
AB Equity Investors, L.P.	94,721	94,721
Orangewood WWB Co-Invest, L.P.	25,668	25,668
OSS SPV LP	115,522	115,522
REP COINVEST III OMNI, L.P.	13,325	13,325
REP RO Coinvest IV-A, L.P.	1,661	1,661
Total	$849,124	$849,124

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The total Capital Commitments of investors in the Fund as of March 31, 2025 is $736,929,106, of which 22% is unfunded. The total Capital Commitments of investors in the Fund as of December 31, 2024 is $720,877,746, of which 26% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities. The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025		For the three months ended March 31, 2024
Quarter Ended	Shares	Amount	Shares	Amount
March 31	4,796,671	$46,074,834	2,297,080	$21,667,959
Total capital drawdowns	4,796,671	$46,074,834	2,297,080	$21,667,959

Distributions

The following tables reflect the distributions declared on Shares during the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
				$13,938,978

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/26/2024	3/26/2024	4/23/2024	$0.23	$12,969,462
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

The following tables summarize Shares distributed pursuant to the DRIP during the three months ended March 31, 2025 and 2024 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2025	3/27/2025	3/31/2025	797,757	$7,609,164
			797,757	$7,609,164

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/26/2024	3/26/2024	3/28/2024	735,551	$6,912,711
			735,551	$6,912,711

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

The following table summarizes share repurchases completed during the three months ended March 31, 2025:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 28, 2025	1,594,397	767,534	$7,320,890	48%	$9.54

The following table summarizes share repurchases completed during the three months ended March 31, 2024:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	March 1, 2024	1,354,873	744,282	$6,994,766	55%	$9.40

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Net increase (decrease) in net assets from operations	$14,166,793	$19,611,811
Weighted average common shares outstanding	66,558,706	55,172,112
Earnings per common share-basic and diluted	$0.21	$0.36

9. Financial Highlights

Below is the schedule of financial highlights of the Fund For the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Per Share Data:(1)(2)
Net asset value, beginning of period	$9.53	$9.27
Net investment income (loss)	0.20	0.24
Net realized and unrealized gains (losses) on investments	0.01	0.12
Net increase (decrease) in net assets resulting from operations	0.21	0.36
Distributions to stockholders(1)	(0.20)	(0.23)
Net asset value, end of period	$9.54	$9.40
Shares outstanding, end of period	68,529,857	56,653,056
Total return at net asset value before incentive fees(3)(4)	2.76%	4.42%
Total return at net asset value after incentive fees(3)(4)	2.23%	3.80%
Ratio/Supplemental Data:(2)
Net assets, end of period	$653,580,054	$532,373,450
Ratio of total expenses to weighted average net assets(5)	18.07%	20.06%
Ratio of net investment income (loss) to weighted average net assets(5)	10.66%	11.95%
Ratio of interest and credit facility expenses to weighted average net assets(5)	12.58%	14.70%
Ratio of incentive fees to weighted average net assets(4)	0.55%	0.63%
Portfolio turnover rate(4)	7.75%	1.38%
Asset coverage ratio(6)	160%	160%

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

Sixteenth Amendment to 2021 HSBC Credit Facility

On May 6, 2025, the Fund entered into an amendment (the "Sixteenth Amendment") to the 2021 HSBC Credit Facility. The Sixteenth Amendment, among other changes, (i) increased the 2021 HSBC Credit Facility's maximum commitment to $350,000,000; (ii) increased the Fund's facility sublimit to $60,000,000; and (iii) extended the maturity date of the 2021 HSBC Credit Facility from June 6, 2025 to May 5, 2026.

Third Amendment to Natixis Credit Facility

On April 21, 2025, the Fund entered into an amendment (the “Third Natixis Amendment”) to the Natixis Credit Facility. The Third Natixis Amendment, among other changes, (i) extended the reinvestment period to October 21, 2025 and (ii) extended the maturity date of the Natixis Credit Facility to October 21, 2033.

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
Investments in Portfolio Companies	$(109,596,245)	(1)	$(68,481,246)	(2)
Draw Downs against Revolvers and Delayed Draw Term Loans	(28,113,930)		(16,568,163)
Principal Repayments	118,692,496	(3)	18,576,670	(4)
Sales	8,291,001		-
Net Repayments (Investments)	$(10,726,678)		$(66,472,739)

(1)
Includes investments in 30 portfolio companies.
(2)
Includes investments in 20 portfolio companies.
(3)
Includes $5,446,332 in revolver and delayed draw term paydowns.
(4)
Includes $3,673,328 in revolver and delayed draw term paydowns. .

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2025:

	As of March 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,615,275,371	91.37%	$1,597,244,820	90.81%	10.28%
Second Lien Junior Secured Debt	3,097,553	0.18%	2,715,825	0.15%	19.23%
Preferred Stock	5,533,344	0.31%	7,648,272	0.43%	-
Common Stock	9,266,074	0.52%	9,918,479	0.56%	-
Investment companies	19,479,499	1.10%	24,786,863	1.41%	-
Warrants	394,025	0.02%	1,700,287	0.10%	-
Cash and cash equivalents	115,010,610	6.50%	115,010,610	6.54%	-
Total	$1,768,056,476	100.00%	$1,759,025,156	100.00%

(1)
Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,599,194,191	94.70%	$1,582,307,975	94.04%	10.51%
Second Lien Junior Secured Debt	3,095,849	0.18%	2,825,397	0.17%	17.52%
Preferred Stock	6,018,697	0.36%	8,028,728	0.48%	-
Common Stock	8,927,211	0.53%	11,128,137	0.66%	-
Investment companies	18,967,780	1.12%	24,355,711	1.45%	-
Warrants	394,025	0.02%	1,703,357	0.10%	-
Cash and cash equivalents	52,178,854	3.09%	52,178,854	3.10%
Total	$1,688,776,607	100.00%	$1,682,528,159	100.00%

(1)
Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Number of portfolio companies	210	208
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	-%	-%

(1)
Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of March 31, 2025:

	As of March 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,597,174,408	98.69%	$1,597,388,401	99.84%
Non-accrual	21,198,516	1.31%	2,572,244	0.16%
Total	$1,618,372,924	100.00%	$1,599,960,645	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,580,802,069	98.66%	$1,582,211,786	99.82%
Non-accrual	21,487,969	1.34%	2,921,585	0.18%
Total	$1,602,290,038	100.00%	$1,585,133,371	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of March 31, 2025 the Fund had seventeen investments, across three issuers, that were on non-accrual status. As of December 31, 2024, the Fund had nineteen investments, with three issuers that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of March 31, 2025 and December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of March 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Consumer Non-Cyclical	$30,929,199	1.87%	$29,676,207	1.81%
Digital Infrastructure & Services	283,037,152	17.12%	281,778,470	17.14%
Financials	52,640,311	3.18%	52,832,328	3.21%
Software & Tech Services	848,802,827	51.35%	853,554,196	51.92%
Healthcare & HCIT	284,782,405	17.23%	268,320,733	16.32%
Investment Companies	19,479,499	1.18%	24,786,863	1.51%
Services	133,374,473	8.07%	133,065,749	8.09%
	$1,653,045,866	100.00%	$1,644,014,546	100.00%

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$11,879,295	0.73%	$11,912,193	0.73%
Consumer Non-Cyclical	31,148,727	1.90%	29,642,280	1.82%
Digital Infrastructure & Services	295,258,555	18.04%	294,907,619	18.09%
Financials	51,958,761	3.17%	52,160,429	3.20%
Software & Tech Services	839,988,662	51.33%	846,266,226	51.91%
Healthcare	278,386,614	17.01%	262,241,611	16.08%
Investment Companies	18,967,780	1.16%	24,355,711	1.49%
Services	109,009,359	6.66%	108,863,236	6.68%
	$1,636,597,753	100.00%	$1,630,349,305	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Total investment income	$44,641,978	$41,245,213
Total expenses	30,488,634	28,190,617
Net investment income before taxes	14,153,344	13,054,596
Income tax expense, including excise tax	216,883	87,570
Net investment income after tax	13,936,461	12,967,026
Net realized and change in unrealized appreciation (depreciation) on investments	231,355	6,643,454
Net increase in net assets resulting from operations	14,167,816	19,610,480
Less: Net increase (decrease) in net assets resulting from operations related to Non- Controlling Interest in ABPCIC Equity Holdings, LLC	1,023	(1,331)
Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	$14,166,793	$19,661,811

Investment Income

During the three months ended March 31, 2025, the Fund’s investment income was comprised of $43,400,550 of interest income, which includes $2,354,092 from the net amortization of premium and accretion of discounts, $1,112,406 of payment-in-kind interest, and $129,022 of dividend income. During the three months ended March 31, 2024, the Fund’s investment income was comprised of $39,600,232 of interest income, which includes $1,343,240 from the net amortization of premium and accretion of discounts, $1,557,952 of payment-in-kind interest, and $87,029 of dividend income. The increase in net investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 can primarily be attributed to an increase in gross assets.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Interest and borrowing expenses	$19,553,323	$18,941,909
Management fees	5,634,969	4,646,517
Income-based incentive fee	3,484,107	3,241,756
Professional fees	834,209	548,045
Administration and custodian fees	334,487	182,492
Insurance expenses	115,500	131,363
Directors’ fees	52,438	129,454
Transfer agent fees	38,370	38,688
Other expenses	441,231	330,393
Total expenses	30,488,634	28,190,617
Income tax expense, including excise tax	216,883	87,570
Total expenses	$30,705,517	$28,278,187

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the three months ended March 31, 2025 and 2024 were $19,553,323 and $18,941,909, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 6.91% and 8.03% for the three months ended March 31, 2025 and 2024, respectively. The increase in interest and borrowing expenses during the three months ended March 31, 2025, compared to the three months ended March 31, 2024 can primarily be attributed to an increase in debt outstanding.

Management Fee

The gross management fee expenses for the three months ended March 31, 2025 and 2024 were $5,634,969 and $4,646,517, respectively. The increase in the management fee for the three months ended March 31, 2025 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2025, restructurings and sales of assets resulted in $3,014,227 of net realized gain.

During the three months ended March 31, 2024, restructurings resulted in $37,339 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2025, the Fund had $2,782,872 in net change in unrealized depreciation on $1,644,014,546 of investments in 210 portfolio companies. Net change in unrealized depreciation for the three months ended March 31, 2025, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2025 and 2024, the net increase in net assets resulting from operations was $14,167,816 and $19,610,480, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2025 and 2024, the Fund’s per share net increase in net assets resulting from operations was $0.21 and $0.36, respectively.

Cash Flows

For the three months March 31, 2025, cash increased by $62,831,756. During the same period, the Fund generated $186,969 in operating activities, primarily as a result of the increase in net assets resulting from operations, partially offset by the net purchases of investments. During the three months ended March 31, 2025, the Fund generated $62,644,787 from financing activities, primarily from net borrowings on the Notes and Credit Facilities and Issuance of Common Stock.

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

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the three months ended March 31, 2025 and 2024, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025, and December 31, 2024, the Fund had $115,010,610 and $52,178,854 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of March 31, 2025, taken together with the Fund’s uncalled Capital Commitments of $161,323,887 and $118,250,000 of the total available under the Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of March 31, 2025, the Fund has unfunded commitments to fund future investments in the amount of $319,618,096, and contractual obligations in the form of Credit Facilities of $546,750,000, Notes of $534,640,109 and Secured Borrowings of $0.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of March 31, 2025, the Fund received Capital Commitments of $736,929,106. Inception to March 31, 2025, the Fund received Capital Contributions to the Fund of $575,605,219. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

As part of the General Tender Program, the Fund repurchased, 767,534 and 744,282 shares for $7,320,890 and $6,994,767 for the three months ended March 31, 2025 and 2024, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

Stockholders who tendered Shares in the Q1 2025 Tender Offer and Q1 2024 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Capital Commitments and Commitment Reductions	$23,557,474	$29,615,643
Capital Commitments rescinded due to participation in General Tender Program and Commitment Reductions	$7,506,114	$6,503,400
Dividend reinvestments	$7,609,164	$6,912,711
Shares issued to investors under DRIP	797,757	735,551
Value of capital drawdown notices	$46,074,834	$21,667,959
Shares issued to investors under capital drawdown notices	4,796,671	2,297,080
Value of Shares purchased in General Tender Program	$7,320,890	$6,994,767
Shares purchased in General Tender Offer	767,534	744,282

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
				$13,938,978

The following table summarizes distributions declared during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/26/2024	3/26/2024	4/23/2024	$0.23	$12,969,462
				$12,969,462

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the three months ended March 31, 2025, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the three months ended March 31, 2025, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of March 31, 2025, the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility was $40,000,000.

As of March 31, 2025, the Fund had $30,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2024, the Fund had $10,000,000 outstanding on the 2021 HSBC Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division, as facility agent, and U.S. Bank, National Association, as collateral, collateral custodian and securities intermediary. As of March 31, 2025, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000.

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of March 31, 2025, the Fund had $200,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2024, the Fund had $188,250,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On April 21, 2023, ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding IV”), entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral and collateral administrator. The Natixis Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $175,000,000, and the total Class A-T commitment as of the closing date is $25,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. As of March 31, 2025, advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate plus a spread of 2.25%. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on April 21, 2025.

As of March 31, 2025, the Fund had $150,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2024, the Fund had $200,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V entered into a warehouse financing transaction (the “MUFG Credit Facility”). In connection with the MUFG Credit Facility, ABPCIC Funding V entered into, among other agreements, (i) the credit agreement (the “MUFG Credit Agreement”), among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “MUFG Collateral Agent”) and collateral administrator (in such capacity, the “MUFG Collateral Administrator”), and U.S. Bank National Association, as document custodian, (ii) the account control agreement, among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary, (iii) the collateral management agreement, between ABPCIC Funding V and the Adviser, as collateral manager (in such capacity, the “MUFG Collateral Manager”), (iv) the collateral administration agreement, among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer. The MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000.

As of March 31, 2025, the Fund had $120,250,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. As of December 31, 2024, the Fund had $104,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

NatWest Credit Facility

On March 21, 2025, ABPCIC Funding VI LLC (“ABPCIC Funding VI”), a wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction (the “NatWest Credit Facility” and together with the and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility, the Natixis Credit Facility and the MUFG Credit Facility, the “Credit Facilities”). In connection with the NatWest Credit Facility, ABPCIC Funding VI entered into, among other agreements, (i) the facility agreement (the “NatWest Facility Agreement”), among AB Private Credit Investors LLC, as collateral manager (in such capacity, the “NatWest Collateral Manager”), ABPCIC Funding VI, each of the lenders from time to time party thereto, NatWest Markets Plc, as lead lender (in such capacity, the “NatWest Lead Lender”), U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “NatWest Collateral Agent”), U.S. Bank National Association, as document custodian, and Alter Domus (US) LLC, as loan agent, (ii) the securities account control agreement, among ABPCIC Funding VI, as debtor, the NatWest Collateral Manager, the NatWest Lead Lender, the NatWest Collateral Agent, and U.S. Bank National Association, as securities intermediary, (iii) the purchase and sale agreement between the Fund, as seller, and ABPCIC Funding VI, as buyer, and (iv) the pledge agreement, between the Fund, as pledgor, and the NatWest Collateral Agent. The NatWest Facility Agreement provides for borrowings in an aggregate amount up to $75,000,000.

As of March 31, 2025, the Fund had $46,500,000 outstanding on the NatWest Credit Facility and the Fund was in compliance with the terms of the NatWest Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $0 and $2,845,117 as of March 31, 2025, and December 31, 2024, respectively.

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

The CLO VI Notes that remain outstanding as of March 31, 2025 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.83% per annum; (iii) $30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.305% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.25% per annum; (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.10% per annum; and (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.15% per annum. The CLO VI Notes are scheduled to mature on April 27, 2034.

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

On March 5, 2025, the VI Co-Issuers executed that certain amended and restated indenture by and among the VI Co-Issuers and U.S. Bank Trust Company, National Association (the “Refinancing CLO Transaction”) to redeem all of the outstanding VI Notes issued by the VI Co-Issuers pursuant to that certain original indenture, dated as of August 9, 2019, as amended by that certain First Supplemental Indenture, dated as of April 28, 2022 and that certain Second Supplemental Indenture, dated as of March 8, 2024, with the proceeds from the private placement of new Debt offered by the VI Co-Issuers in the Refinancing CLO Transaction (the “Refinancing Debt”). The Refinancing Debt is secured by a diversified portfolio of the VI Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans. The Refinancing Debt consists of: (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months SOFR plus 1.40% per annum; (ii) $100,000,000 of Class A-1L-R Senior Secured Floating Rate Loans, which bear interest at three-months SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at three- months SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 2.00% per annum; and (vi) $18,980,000 of additional Subordinated Notes, which do not bear interest. In addition, $61,320,000 of Subordinated Notes previously issued by the VI Issuer will remain outstanding as of the closing date of the Refinancing CLO Transaction. The Refinancing Debt is scheduled to mature on January 27, 2037.

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the “CLO XIII Notes”) that remain outstanding as of March 31, 2025 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 2.60% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 3.65% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.55% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 6.90% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on April 27, 2035.

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

As of March 31, 2025, and December 31, 2024, the Fund had total senior securities of $1,081,390,109 and $1,050,938,941, respectively, consisting of borrowings under the Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 160% and 158%, respectively.

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

Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital

Management and Incentive Fees

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2025, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	(4,106,366)	(2,776,567)	(1,329,799)
Down 100 basis points	(16,425,464)	(11,011,912)	(5,413,552)
Down 200 basis points	(32,850,927)	(21,419,412)	(11,431,515)
Down 300 basis points	(49,041,728)	(31,826,912)	(17,214,816)
Up 100 basis points	16,425,464	9,903,088	6,522,376
Up 200 basis points	32,850,927	20,410,588	12,440,340
Up 300 basis points	49,276,391	30,918,088	18,358,303

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three months ended March 31, 2025, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended March 31, 2025, none of the Fund’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Third Amendment to Natixis Credit Facility

On April 21, 2025, the Fund entered into an amendment (the “Third Natixis Amendment”) to the Natixis Credit Facility. The Third Natixis Amendment, among other changes, (i) extended the reinvestment period to October 21, 2025 and (ii) extended the maturity date of the Natixis Credit Facility to October 21, 2033.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

Fifteenth Amendment to Revolving Credit Agreement, dated as of February 14, 2025, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private Equity Solutions 2023 G.P. L.P. and AB-Abbott Private Equity Solutions 2024 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender document custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 18, 2025).

10.2

Amended and Restated Indenture, by and among ABPCI Direct Lending Fund CLO VI Ltd, as issuer, ABPCI Direct Lending Fund CLO VI LLC, as co-issuer and U.S. Bank Trust Company, National Association, as trustee, dated as of March 5, 2025 (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 12, 2025).

10.3

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

10.4

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

10.5

Purchase and Sale Agreement, dated as of March 21, 2025, by and between AB Private Credit Investors Corporation, as seller, and ABPCIC Funding VI LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 27, 2025).

10.6

Pledge Agreement, dated as of March 21, 2025, by and between AB Private Credit Investors Corporation, as pledgor, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on March 27, 2025).

10.7

Sixteenth Amendment to Revolving Credit Agreement, dated as of May 6, 2025, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P.,AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2025 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P.L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P.,AB-Abbott Private Equity Solutions 2023 G.P. L.P., AB-Abbott Private Equity Solutions 2024 G.P. L.P. and AB-Abbott Private Equity Solutions 2025 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on May 14, 2025).

10.8

Third Amendment to Credit Agreement, dated as of April 21, 2025, among ABPCIC Funding IV LLC, as borrower, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and the lenders signatory thereto.*

10.9

Third Amendment to Loan Financing and Sale Agreement, dated as of December 20, 2024, among ABPCIC Funding II LLC, as borrower, Synovus Bank, Specialty Finance Division, as facility agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, AB Private Credit Investors LLC, as servicer, AB Private Credit Investors Corporation, as equity holder, and the lenders signatory thereto.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: May 15, 2025	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)