Form 10-Q
period 2025-06-30
AB Private Credit Investors Corp
filed 2025-08-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 70,711,486 shares of common stock, $0.01 par value per share, outstanding as of August 14, 2025.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

Item 1. Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,746,674,546 and $1,634,572,997, respectively)	$1,735,063,931	$1,629,513,317
Non-controlled affiliated investments (amortized cost of $2,058,203 and $2,024,756, respectively)	830,075	835,988
Total investments, at fair value (amortized cost of $1,748,732,749 and $1,636,597,753, respectively)	1,735,894,006	1,630,349,305
Cash and cash equivalents	59,574,982	52,178,854
Interest receivable	8,933,057	8,578,553
Receivable for investments sold	19,895	25,770
Receivable for fund shares	27,000	27,000
Deferred financing costs	2,930,205	2,835,743
Total assets	$1,807,379,145	$1,693,995,225
Liabilities
Notes payable (net of unamortized discount of $0 and $353,110, respectively, and debt issuance costs of $3,002,052 and $2,250,921 respectively)	$534,997,948	$544,145,969
Credit facility payable	583,800,000	502,250,000
Interest and borrowing expenses payable	11,697,588	11,991,564
Payable for fund shares repurchased	8,108,694	7,838,223
Distribution payable	6,193,500	6,097,343
Incentive fee payable	3,442,967	3,352,536
Management fees payable	5,830,990	5,451,281
Professional fees payable	1,116,309	574,434
Administrator and custodian fees payable	1,344,207	765,843
Payable to Adviser	545,041	1,191,952
Accrued expenses and other liabilities	221,053	107,033
Accrued tax liability	269,894	288,433
Payable for investments purchased	45,427	6,568
Transfer agent fees payable	41,885	37,384
Secured borrowings	—	2,845,117
Total Liabilities	$1,157,655,503	$1,086,943,680
Commitments and contingencies (see Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 68,473,064 and 63,702,963 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	$684,731	$637,030
Paid-in capital in excess of par value	658,007,528	612,231,039
Distributable earnings (accumulated loss)	(9,040,582)	(5,878,938)
Total net assets of AB Private Credit Investors Corporation	$649,651,677	$606,989,131
Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$71,965	$62,414
Total net assets	$649,723,642	$607,051,545
Total liabilities and net assets	$1,807,379,145	$1,693,995,225
Net asset value per share of AB Private Credit Investors Corporation	$9.49	$9.53

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
Investment Income	2025	2024	2025	2024
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$41,823,014	$40,513,701	$85,223,564	$80,113,933
Payment-in-kind interest	2,167,909	2,109,355	3,280,315	3,667,307
Dividend income	125,689	211,800	254,711	298,829
Total investment income	44,116,612	42,834,856	88,758,590	84,080,069
Expenses:
Interest and borrowing expenses	19,278,255	19,893,019	38,831,578	38,834,928
Management fees	5,830,989	4,911,685	11,465,958	9,558,202
Income-based incentive fee	3,442,968	3,250,337	6,927,075	6,492,093
Professional fees	606,887	682,635	1,441,096	1,230,680
Administration and custodian fees	342,779	325,977	677,266	508,469
Insurance expenses	115,500	131,362	231,000	262,725
Directors’ fees	52,437	10,296	104,875	139,750
Transfer agent fees	41,883	27,837	80,253	66,525
Other expenses	471,848	508,626	913,079	839,019
Total expenses	30,183,546	29,741,774	60,672,180	57,932,391
Net investment income before taxes	13,933,066	13,093,082	28,086,410	26,147,678
Income tax expense, including excise tax	161,196	91,736	378,079	179,306
Net investment income after tax	13,771,870	13,001,346	27,708,331	25,968,372
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	413,954	64,234	3,428,181	101,573
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(3,768,104)	2,628,730	(6,550,935)	9,036,111
Non-controlled affiliated investments	(39,319)	125,317	(39,360)	324,051
Net realized and change in unrealized gains (losses) on investment transactions	(3,393,469)	2,818,281	(3,162,114)	9,461,735
Net increase in net assets resulting from operations	10,378,401	15,819,627	24,546,217	35,430,107
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	975	(1,366)	1,998	(2,697)
Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	$10,377,426	$15,820,993	$24,544,219	$35,432,804
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.20	$0.23	$0.41	$0.46
Earnings per share (basic and diluted):	$0.15	$0.28	$0.36	$0.63
Weighted average shares outstanding:	68,528,334	57,211,424	67,548,702	56,191,768

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Changes in Net Assets

	Common Units		Paid in Capital		Non- Controlling Interest -
	Shares	Par Amount	in Excess of Par	Distributable Earnings	ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2025	68,529,857	$685,299	$658,545,878	$(5,651,123)	$66,553	$653,646,607
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,772,273	(403)	13,771,870
Net realized gain (loss) on investments	—	—	—	412,540	1,414	413,954
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,807,387)	(36)	(3,807,423)
Capital transactions:
Issuance of common stock	—	—	—	—	—	—
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	4,437	4,437
Issuance of common shares pursuant to distribution reinvestment plan	797,761	7,978	7,561,799	—	—	7,569,777
Repurchase of common stock	(854,554)	(8,546)	(8,100,149)	—	—	(8,108,695)
Distributions to stockholders	—	—	—	(13,766,885)	—	(13,766,885)
Total increase (decrease) for the three months ended June 30, 2025	(56,793)	(568)	(538,350)	(3,389,459)	5,412	(3,922,965)
Net assets at June 30, 2025	68,473,064	$684,731	$658,007,528	$(9,040,582)	$71,965	$649,723,642
Distributions declared per share	—	—	—	$0.20	—	$0.20

Net assets at December 31, 2024	63,702,963	$637,030	$612,231,039	$(5,878,938)	$62,414	$607,051,545
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	27,708,902	(571)	27,708,331
Net realized gain (loss) on investments	—	—	—	3,424,157	4,024	3,428,181
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,588,840)	(1,455)	(6,590,295)
Capital transactions:						-
Issuance of common stock	4,796,671	47,967	46,026,867	—	—	46,074,834
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	7,553	7,553
Issuance of common shares pursuant to distribution reinvestment plan	1,595,518	15,955	15,162,986	—	—	15,178,941
Repurchase of common stock	(1,622,088)	(16,221)	(15,413,364)	—	—	(15,429,585)
Distributions to stockholders	—	—	—	(27,705,863)	—	(27,705,863)
Total increase (decrease) for the six months ended June 30, 2025	4,770,101	47,701	45,776,489	(3,161,644)	9,551	42,672,097
Net assets at June 30, 2025	68,473,064	$684,731	$658,007,528	$(9,040,582)	$71,965	$649,723,642
Distributions declared per share	—	—	—	$0.40	—	$0.40

	Common Units		Paid in Capital		Non- Controlling Interest -
	Shares	Par Amount	in Excess of Par	Distributable Earnings	ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2024	56,653,056	$566,530	$545,842,911	$(14,035,991)	$50,716	$532,424,166
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,001,764	(418)	13,001,346
Net realized gain (loss) on investments	—	—	—	64,234	—	64,234
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,754,995	(948)	2,754,047
Capital transactions:
Issuance of common stock	2,574,268	25,743	24,457,404	—	—	24,483,147
Issuance of common shares pursuant to distribution reinvestment plan	737,332	7,373	6,960,780	—	—	6,968,153
Repurchase of common stock	(985,757)	(9,857)	(9,306,040)	—	—	(9,315,897)
Distributions to stockholders	—	—	—	(12,999,653)	—	(12,999,653)
Total increase (decrease) for the three months ended June 30, 2024	2,325,843	23,259	22,112,144	2,821,340	(1,366)	24,955,377
Net assets at June 30, 2024	58,978,899	$589,789	$567,955,055	$(11,214,651)	$49,350	$557,379,543
Distributions declared per share	—	—	—	$0.21	—	$0.21

Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	25,968,322	50	25,968,372
Net realized gain (loss) on investments	—	—	—	101,573	—	101,573
Net change in unrealized appreciation (depreciation) on investments	—	—	—	9,362,909	(2,747)	9,360,162
Capital transactions:						—
Issuance of common stock	4,871,348	48,713	46,102,393	—	—	46,151,106
Issuance of common shares pursuant to distribution reinvestment plan	1,472,883	14,729	13,866,135	—	—	13,880,864
Repurchase of common stock	(1,730,039)	(17,300)	(16,293,364)	—	—	(16,310,664)
Distributions to stockholders	—	—	—	(25,969,115)	—	(25,969,115)
Total increase (decrease) for the six months ended June 30, 2024	4,614,192	46,142	43,675,164	9,463,689	(2,697)	53,182,298
Net assets at June 30, 2024	58,978,899	$589,789	$567,955,055	$(11,214,651)	$49,350	$557,379,543
Distributions declared per share	—	—	—	$0.44	—	$0.44

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$24,546,217	$35,430,107
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(253,896,924)	(210,401,755)
Payment-in-kind investments capitalized	(3,275,973)	(3,667,307)
Proceeds from sales of investments and principal repayments	152,632,031	56,415,037
Net realized (gain) loss on investments	(3,428,181)	(101,573)
Net change in unrealized (appreciation) depreciation on investments	6,590,295	(9,360,162)
Amortization of premium and accretion of discount, net	(4,165,949)	(2,721,734)
Amortization of discount, debt issuance and deferred financing costs	2,449,195	1,757,962
Increase or decrease in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	5,875	8,750
(Increase) decrease in interest receivable	(354,504)	(1,058,980)
Increase (decrease) in payable for investments purchased	38,859	1,950,927
Increase (decrease) in management fees payable	379,709	432,150
Increase (decrease) in payable to Adviser	(646,911)	(537,682)
Increase (decrease) in administrator and custodian fees payable	578,364	(64,286)
Increase (decrease) in professional fees payable	541,875	335,634
Increase (decrease) in accrued tax liability	(18,539)	(98,353)
Increase (decrease) in incentive fee payable	90,431	(118,795)
Increase (decrease) in directors' fees payable	—	18,563
Increase (decrease) in transfer agent fees payable	4,501	(7,544)
Increase (decrease) in interest and borrowing expenses payable	(293,976)	497,711
Increase (decrease) in accrued expenses and other liabilities	114,020	31,403
Net cash provided by (used for) operating activities	(78,109,585)	(131,259,927)
Cash flows from financing activities
Issuance of common stock	46,074,834	45,534,456
Repurchase of common stock	(15,159,114)	(11,925,006)
Distributions paid	(12,430,765)	(11,797,661)
Financing costs paid	(2,941,678)	(236,413)
Borrowings on notes	163,000,000	—
Repayments of notes	(171,750,000)	—
Borrowings on credit facility	321,050,000	143,250,000
Repayments of credit facility	(239,500,000)	(54,500,000)
Proceeds on secured borrowings	—	20,666,689
Repayments on secured borrowings	(2,845,117)	(4,980,750)
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	7,553	—
Net cash provided by (used for) financing activities	85,505,713	126,011,315
Net increase in (decrease) in cash	7,396,128	(5,248,612)
Cash and cash equivalents, beginning of period	52,178,854	72,671,928
Cash and cash equivalents, end of period	59,574,982	67,423,316
Supplemental and non-cash financing activities
Cash paid during the period for interest	$36,414,261	$35,953,776
Issuance of common shares pursuant to distribution reinvestment plan	$15,178,941	$13,880,864
State taxes paid	$396,618	$277,659

See notes to unaudited consolidated financial statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 267.17%								(1)(2)(3)(4)(12)
U.S. Corporate Debt — 252.42%
1st Lien/Senior Secured Debt — 251.99%
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.54% (S + 4.25% )	7/19/2029	761,353	745,848	747,676	(6)(15)
123.Net, LLC	Digital Infrastructure & Services	Term Loan	8.51% (S + 4.25% )	7/19/2029	4,331,058	4,293,860	4,298,576	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	6,398,369	6,323,090	6,366,377	(15)
AAH Topco, LLC	Healthcare	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(6,626)	(3,936)	(6)(7)
AAH Topco, LLC	Healthcare	Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	6,321,609	6,263,558	6,290,001	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	3,192,394	3,151,249	3,176,432	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/22/2027	—	(15,441)	(16,096)	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	10,486,640	10,365,834	10,434,207	(15)
Admiral Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	-	(15,633)	(7,008)	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	12/6/2029	444,889	440,350	442,664	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.31% (S + 5.00%; 0.75% Floor)	12/6/2029	433,717	428,246	433,717	(6)(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	1,372,306	1,359,497	1,365,444	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(1,185)	-	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	9.67% (S + 5.25%; 1.00% Floor)	3/31/2027	3,469,532	3,447,833	3,469,532	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	3/31/2027	2,168,458	2,156,206	2,168,458	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 1.00% Floor)	3/31/2027	—	(2,709)	-	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	3/31/2027	3,459,046	3,422,947	3,459,046	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.69% (S + 5.25%; 1.00% Floor)	3/31/2027	655,060	632,980	655,060	(6)(15)
Amercare Royal LLC	Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	(28,880)	(6)(7)
Amercare Royal LLC	Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	1,328,647	1,316,641	1,302,074	(15)
Amercare Royal LLC	Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	8,342,668	8,268,005	8,175,815	(15)
Amercare Royal LLC	Services	Revolver	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	947,148	936,031	922,305	(6)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	9/30/2025	6,791,604	5,733,816	—	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.5% PIK)	9/30/2025	1,260,321	1,082,011	—	(16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.5% PIK)	9/30/2025	346,322	345,024	—	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	9/30/2025	1,444,963	1,243,170	—	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	9/30/2025	2,682,124	2,278,901	—	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.5% PIK)	9/30/2025	949,042	817,051	—	(16)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	10.17% (S + 5.75%; 2.00% Floor)	7/21/2027	12,034,224	11,944,055	12,034,224	(15)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	10.16% (S + 5.75%; 2.00% Floor)	7/21/2027	594,349	584,423	594,349	(15)
AppViewX, Inc.	Software & Tech Services	Term Loan	9.46% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,634,988	14,625,385	(15)
AppViewX, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(17,125)	(18,466)	(6)(7)
AppViewX, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	—	—	(6)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.25%; 0.5% Floor)	7/25/2031	-	(4,257)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	8.54% (S + 4.25%; 0.5% Floor)	7/25/2031	4,018,743	3,982,744	4,018,743	(15)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.25%; 0.5% Floor)	7/26/2030	—	(1,968)	—	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.25%; 0.5% Floor)	7/26/2030	—	(4,022)	—	(6)(7)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	9.44% (S + 5.00%; 1.00% Floor)	11/30/2026	14,054,240	13,958,084	14,054,240	(15)
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	—	(3,278)	—	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.32% (S + 6.00%; 0.75% Floor)	3/19/2031	7,110,768	7,020,216	7,110,768	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	— (S + 6.5%; 0.75% Floor)	3/19/2031	—	(13,984)	—	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	10.32% (S + 6.00%; 0.75% Floor)	3/19/2031	3,128,738	3,087,859	3,128,738	(15)
BHG Holdings, LLC	Healthcare	Term Loan	9.82% (S + 5.5%; 0.75% Floor)	4/22/2032	12,837,656	12,617,299	12,612,997	(15)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BHG Holdings, LLC	Healthcare	Revolver	— (S + 5.5%; 0.75% Floor)	4/22/2032	-	(27,577)	(28,333)	(6)(7)
BHG Holdings, LLC	Healthcare	Delayed Draw Term Loan	— (S + 5.5%; 0.75% Floor)	4/22/2032	-	(31,247)	(32,094)	(6)(7)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	— (S + 5.5%; 1.00% Floor)	9/30/2025	791,982	612,315	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.5%; 1.00% Floor)	9/30/2025	690,850	557,410	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.5%; 1.00% Floor)	9/30/2025	553,899	442,588	-	(16)
Bonterra LLC	Software & Tech Services	Revolver	9.29% (S + 5.00%; 0.75% Floor)	3/5/2032	227,534	217,208	216,856	(6)
Bonterra LLC	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	3/5/2032	9,876,778	9,781,270	9,778,010	(15)
Bonterra LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	3/5/2032	-	(5,105)	(5,339)	(6)(7)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	4,633,711	4,590,345	4,598,958	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/31/2027	-	(6,567)	(5,831)	(6)(7)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	2,696,156	2,685,280	2,675,935	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	3,790,285	3,768,691	3,761,858	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	2,236,894	2,202,749	2,220,117	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	1,020,143	1,002,544	1,012,491	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	2,061,051	2,023,928	2,045,593	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	4,888,702	4,826,418	4,852,037	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	3,439,857	3,394,078	3,427,572	(6)(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.93% (S + 6.5%; 0.75% Floor)	11/16/2027	5,215,571	5,172,384	5,124,299	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.5%; 0.75% Floor)	11/16/2027	-	(5,707)	(11,905)	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.93% (S + 6.5%; 0.75% Floor)	11/16/2027	1,448,598	1,429,841	1,423,248	(15)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	8/26/2030	-	(16,910)	(4,754)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	8/26/2030	15,847,025	15,704,436	15,807,407	(15)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	9.54% (S + 5.25%; 0.75% Floor)	8/26/2030	810,785	793,350	802,861	(6)(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	6/30/2028	4,581,817	4,546,837	4,581,817	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	9.27% (S + 5.00%; 0.75% Floor)	6/30/2028	206,123	201,582	206,123	(6)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	6/30/2028	611,461	603,247	611,461	(15)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	9.89% (S + 5.5%; 0.75% Floor)	12/1/2027	7,140,114	7,110,276	7,140,114	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.89% (S + 5.5%; 0.75% Floor)	12/1/2027	878,029	875,595	878,029	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,432,245	3,381,776	3,432,245	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,461,273	3,417,976	3,461,273	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	219,561	215,408	219,561	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	3,260,474	3,214,717	3,260,474	(15)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 4.5%; 2.00% Floor)	11/30/2028	4,903,404	4,817,001	4,903,404	(15)
CallTower, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.5%; 2.00% Floor)	11/30/2028	-	(17,137)	-	(6)(7)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.5%; 2.00% Floor)	11/30/2028	-	(10,732)	-	(6)(7)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	10.57% (S + 6.25%; 2.00% Floor)	7/2/2029	1,118,863	1,095,996	1,099,282	(15)
Caregiver 2, Inc.	Healthcare	Term Loan	10.57% (S + 6.25%; 2.00% Floor)	7/2/2029	5,566,271	5,444,110	5,468,861	(15)
Cerifi, LLC	Services	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	3/31/2028	15,662,973	15,504,591	15,349,713	(15)
Cerifi, LLC	Services	Revolver	10.17% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,099,032	1,085,636
Choice Health at Home, LLC	Healthcare	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	6/30/2028	2,239,745	2,228,582	2,234,146	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	6/30/2028	2,016,062	1,986,489	2,016,062	(6)(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	13.17% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	9,080,185	8,898,414	9,080,185	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(23,280)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	8/7/2031	7,611,359	7,563,103	7,611,359	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/7/2031	-	(11,297)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	— (S + 5.00%; 0.75% Floor)	8/7/2031	-	(9,225)	-	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Colo Holdings LLC	Digital Infrastructure & Services	Term Loan	21.5% (21.5% PIK)	3/27/2026	177,369	147,559	177,369
Community Based Care Acquisition, Inc.	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(6,569)	(4,319)	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.64% (S + 5.25%; 1.00% Floor)	9/16/2027	2,089,950	2,075,114	2,079,500	(15)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	9.64% (S + 5.25%; 1.00% Floor)	9/16/2027	5,154,804	5,113,399	5,129,030	(15)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.89% (S + 5.5%; 1.00% Floor)	9/16/2027	2,871,059	2,843,956	2,863,882	(15)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.89% (S + 5.5%; 1.00% Floor)	9/16/2027	1,969,160	1,935,076	1,969,160	(6)(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	10.12% (S + 5.75%; 1.00% Floor)	10/21/2027	7,748,091	7,702,103	6,953,912	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	11.13% (S + 5.75%; 1.00% Floor)	10/21/2027	1,203,100	1,195,319	1,073,292	(6)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.12% (S + 5.75%; 1.00% Floor)	10/21/2027	3,701,315	3,678,568	3,321,930	(15)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	9.52% (S + 5.25%; 0.75% Floor)	2/27/2030	10,511,646	10,310,114	10,511,646	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	2/27/2030	—	(8,022)	—	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	2/27/2029	-	(11,185)	-	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	11.07% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,344,776	13,625,952	(15)
Crewline Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.75%; 1.00% Floor)	11/8/2030	—	(26,308)	-	(6)(7)
DA Blocker Corp.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/10/2032	15,103,993	14,959,108	14,877,433	(8)(15)
DA Blocker Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	2/10/2032	—	(22,292)	(47,200)	(6)(7)(8)
DA Blocker Corp.	Software & Tech Services	Revolver	9.04% (S + 4.75%; 0.75% Floor)	2/10/2032	472,000	456,908	448,400	(6)(8)
Datacor, Inc.	Software & Tech Services	Revolver	10.82% (S + 4.5%; 1.00% Floor; 2.00% PIK)	3/13/2029	524,580	516,345	524,580	(6)
Datacor, Inc.	Software & Tech Services	Term Loan	10.82% (S + 4.5%; 1.00% Floor; 2.00% PIK)	3/13/2029	17,840,776	17,738,864	17,840,776	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.82% (S + 4.5%; 1.00% Floor; 2.00% PIK)	3/13/2029	4,830,693	4,799,935	4,830,693	(6)(15)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	10.32% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,301,287	7,353,877	(15)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	10.32% (S + 6.00%; 1.00% Floor)	5/22/2029	168,010	156,962	161,710	(6)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	1/30/2026	2,518,485	1,534,811	569,429	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	496,168	124,773	112,184	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	— (S; 1.00% Floor)	1/30/2026	391,605	230,609	88,520	(5)(6)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	265,104	168,009	59,940	(5)(16)
DeLorean Purchaser, Inc.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	12/16/2031	16,025,296	15,798,820	15,704,790	(15)
DeLorean Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(33,365)	(48,196)	(6)(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	8.92% (S + 4.5%; 1.00% Floor)	12/17/2026	9,849,936	9,813,713	9,849,936	(15)
Dispatchtrack, LLC	Software & Tech Services	Revolver	— (S + 4.5%; 1.00% Floor)	12/17/2026	-	(978)	-	(6)(7)
DLRdmv, LLC	Software & Tech Services	Term Loan	9.55% (S + 5.25%; 1.00% Floor)	5/7/2032	6,041,250	5,981,752	5,980,838	(15)
DLRdmv, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(7,889)	(8,055)	(6)(7)
DLRdmv, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(3,946)	(4,028)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Revolver	10.54% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	381,745	374,575	367,569	(6)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.87%; 1.00% Floor)	2/6/2030	—	(14,377)	(12,415)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Term Loan	10.54% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,503,648	6,410,529	6,357,316	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 1.00%; 0.75% Floor)	6/26/2030	—	(10,975)	(5,044)	(6)(7)
Duetto Research, Inc	Software & Tech Services	Term Loan	10.83% (S + 1.00%; 0.75% Floor; 5.5% PIK)	6/26/2030	14,961,324	14,661,252	14,849,114	(15)
Duetto Research, Inc	Software & Tech Services	Revolver	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(10,520)	(7,566)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.05% (S + 4.75%; 0.75% Floor)	11/8/2027	6,683,429	6,628,645	6,683,429	(15)
EET Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(10,075)	-	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.05% (S + 4.75%; 0.75% Floor)	11/8/2027	5,011,499	4,948,503	5,011,499	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(3,168)	-	(6)(7)
Einstein Parent, Inc.	Software & Tech Services	Term Loan	10.77% (S + 6.5%; 0.75% Floor)	1/22/2031	10,306,433	10,111,348	10,023,006	(15)
Einstein Parent, Inc.	Software & Tech Services	Revolver	— (S + 6.5%; 0.75% Floor)	1/22/2031	-	(19,788)	(29,320)	(6)(7)
Engage2Excel, Inc.	Services	Term Loan	10.71% (S + 6.5%; 1.00% Floor)	7/2/2029	7,443,297	7,352,272	7,406,081	(15)
Engage2Excel, Inc.	Services	Revolver	10.71% (S + 6.5%; 1.00% Floor)	7/2/2029	307,130	299,382	304,059	(6)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.5%; 0.75% Floor)	12/24/2029	-	(945)	-	(6)(7)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	9.81% (S + 5.5%; 0.75% Floor)	12/24/2029	48,548	40,995	48,548	(6)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	9.82% (S + 5.5%; 0.75% Floor)	12/24/2029	8,982,740	8,877,834	8,982,740	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	9.97% (S + 5.5%; 1.00% Floor)	6/1/2027	2,750,781	2,739,951	2,750,781	(15)
Exterro, Inc.	Software & Tech Services	Revolver	— (S + 5.5%; 1.00% Floor)	6/1/2027	-	(12,600)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	9.97% (S + 5.5%; 1.00% Floor)	6/1/2027	6,212,406	6,180,078	6,212,406	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	9.97% (S + 5.5%; 1.00% Floor)	6/1/2027	5,694,449	5,678,635	5,694,449	(15)
FH MD Buyer, Inc	Healthcare	Term Loan	9.44% (S + 5.00%; 0.75% Floor)	7/24/2028	5,327,044	5,300,977	5,327,044	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	7/18/2030	-	(12,991)	(15,357)	(6)(7)
Firebird Midco, Inc	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,682,192	6,672,401	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.69% (S + 4.25%; 0.75% Floor)	12/17/2026	13,407,038	13,323,596	13,004,827	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.69% (S + 4.25%; 0.75% Floor)	12/17/2026	409,455	409,455	397,171	(15)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/29/2030	767,460	761,488	767,460	(15)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/29/2030	9,511,551	9,452,732	9,511,551	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/29/2030	2,068,689	2,060,520	2,068,689	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	— (S + 5.00%; 0.75% Floor)	10/29/2029	-	(5,051)	-	(6)(7)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/29/2030	3,101,738	3,075,543	3,101,738	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Revolver	12.70% (S + 8.25%; 1.00% Floor)	11/27/2029	207,663	198,439	207,663	(6)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Term Loan	12.73% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,254,729	7,423,938	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	12.73% (S + 8.25%; 1.00% Floor)	11/27/2029	2,336,204	2,282,219	2,336,204	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	12.73% (S + 8.25%; 1.00% Floor)	11/27/2029	1,038,313	1,014,120	1,022,738	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	11.47% (S + 7.00%; 1.00% Floor)	11/27/2029	2,596,570	2,556,931	2,533,519	(6)(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	11.48% (S + 7.00%; 1.00% Floor)	11/27/2029	1,050,854	1,038,627	1,035,091	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(18,290)	(41,864)	(6)(7)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	11.48% (S + 7.00%; 1.00% Floor)	11/27/2029	99,758	97,071	95,106	(6)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	10.54% (S + 6.25%; 0.75% Floor)	9/14/2029	16,472,685	16,245,271	15,937,322	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	12.75% (S + 5.25%; 0.75% Floor)	9/15/2027	1,275,753	1,261,831	1,230,929	(6)
G Treasury SS LLC	Software & Tech Services	Term Loan	9.79% (S + 5.5%; 1.00% Floor)	6/29/2029	3,658,885	3,619,871	3,658,885	(15)
G Treasury SS LLC	Software & Tech Services	Revolver	10.11% (S + 5.5%; 1.00% Floor)	6/29/2029	243,926	231,610	243,926	(6)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	9.79% (S + 5.5%; 1.00% Floor)	6/29/2029	1,920,915	1,900,302	1,920,915	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.5%; 1.00% Floor)	6/29/2029	-	(7,708)	-	(6)(7)
Galway Borrower LLC	Financials	Revolver	8.80% (S + 4.5%; 0.75% Floor)	9/29/2028	139,300	136,149	137,080	(6)
Galway Borrower LLC	Financials	Term Loan	8.79% (S + 4.5%; 0.75% Floor)	9/29/2028	3,760,485	3,760,485	3,741,682	(15)
Galway Borrower LLC	Financials	Delayed Draw Term Loan	8.78% (S + 4.5%; 0.75% Floor)	9/29/2028	223,547	223,547	223,547	(6)
GH PARENT HOLDINGS INC.	Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/4/2029	6,109,585	6,069,276	6,048,489	(15)
GH PARENT HOLDINGS INC.	Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/4/2029	179,972	171,933	172,456	(6)(15)
GHA Buyer, Inc.	Healthcare	Revolver	— (S + 5.5%; 1.00% Floor)	6/24/2026	-	(3,204)	-	(6)(7)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.5%; 1.00% Floor)	6/24/2026	573,950	568,985	573,950	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.5%; 1.00% Floor)	6/24/2026	5,493,087	5,475,383	5,493,087	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.5%; 1.00% Floor)	6/24/2026	4,756,848	4,740,180	4,756,848	(15)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.79% (S + 5.5%; 1.00% Floor)	6/24/2026	832,448	828,522	832,448	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.5%; 1.00% Floor)	6/24/2026	745,388	743,261	745,388	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.79% (S + 5.5%; 1.00% Floor)	6/24/2026	2,007,209	1,988,193	2,007,209	(15)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.54% (S + 6.25%; 1.00% Floor)	9/1/2028	12,376,845	12,290,278	12,376,845	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(7,913)	-	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.54% (S + 6.25%; 1.00% Floor)	9/1/2028	14,507,975	14,312,297	14,507,975	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(8,112)	-	(6)(7)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	9.94% (S + 5.5%; 0.75% Floor)	6/1/2028	5,331,605	5,275,095	5,278,289	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.94% (S + 5.5%; 0.75% Floor)	6/1/2028	6,702,083	6,627,274	6,635,063	(15)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.94% (S + 5.5%; 0.75% Floor)	6/1/2028	7,384,968	7,266,609	7,332,219	(6)(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	14.21% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	3,922,136	3,876,282	3,804,472	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	14.21% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	1,679,574	1,620,851	1,629,186	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	5/25/2028	9,882,695	9,856,237	9,833,281	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	9.54% (S + 5.25%; 1.00% Floor)	5/25/2028	51,913	48,726	48,409	(6)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.30% (S + 5.25%; 0.75% Floor)	5/25/2028	119,898	119,336	119,898	(6)
Heartland PPC Buyer LLC	Services	Revolver	10.08% (S + 5.25%; 0.75% Floor)	12/12/2029	499,239	482,303	487,935	(6)
Heartland PPC Buyer LLC	Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	12/12/2029	5,581,115	5,494,093	5,525,303	(15)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/12/2029	1,395,741	1,379,326	1,386,364	(6)(15)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	8.83% (S + 4.5%; 1.00% Floor)	11/24/2028	11,099,283	11,099,283	11,043,787	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	11.02% (S + 6.75%; 1.00% Floor)	5/3/2029	12,740,230	12,509,915	12,644,678	(15)
HireVue, Inc.	Software & Tech Services	Revolver	11.04% (S + 6.75%; 1.00% Floor)	5/3/2029	834,847	808,046	822,500	(6)
HITRUST Services, LLC	Services	Revolver	— (S + 4.75%; 0.75% Floor)	3/14/2031	-	(23,019)	(24,191)	(6)(7)
HITRUST Services, LLC	Services	Term Loan	9.06% (S + 4.75%; 0.75% Floor)	3/15/2032	10,281,308	10,181,689	10,178,495	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	1,613,146	1,600,506	1,613,146	(15)
Honor HN Buyer, Inc.	Healthcare	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	2,550,779	2,530,828	2,550,779	(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	12.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	35,630	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	2,413,079	2,361,490	2,413,079	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	2,397,317	2,374,726	2,397,317	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	—	(13,941)	-	(6)(7)
Iodine Software, LLC	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/19/2027	5,147,387	5,114,184	5,147,387	(15)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/19/2027	7,754,788	7,700,617	7,754,788	(15)
Iodine Software, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	(6,999)	-	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.31% (S + 5.00%; 1.00% Floor)	10/4/2030	2,844,937	2,769,960	2,802,512	(6)(15)
Joink, LLC	Digital Infrastructure & Services	Term Loan	9.31% (S + 5.00%; 1.00% Floor)	10/4/2030	10,212,907	10,076,335	10,110,778	(15)
Joink, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/4/2030	—	(9,613)	(7,278)	(6)(7)
JS Parent, Inc.	Software & Tech Services	Term Loan	9.02% (S + 4.75%; 0.75% Floor)	4/24/2031	5,418,713	5,394,975	5,418,713	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	4/24/2031	-	(2,202)	-	(6)(7)
Kalkomey Borrower, LLC	Services	Revolver	— (S + 5.25%; 1.00% Floor)	6/18/2031	—	(18,818)	(25,633)	(6)(7)
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/18/2031	—	(11,755)	(13,732)	(6)(7)
Kalkomey Borrower, LLC	Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	6/18/2031	9,086,022	8,960,279	8,927,017	(15)
KPA Parent Holdings, Inc	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(9,939)	(12,952)	(6)(7)
KPA Parent Holdings, Inc	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	3/12/2032	10,361,803	10,262,412	10,232,281	(15)
KPA Parent Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	3/12/2032	—	(7,099)	(11,102)	(6)(7)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	8.92% (S + 4.5%; 1.00% Floor)	11/17/2027	6,160,809	6,110,575	6,160,809	(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/31/2031	8,442,703	8,320,093	8,337,169	(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	3/31/2031	—	(40,382)	(83,355)	(6)(7)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/31/2031	-	(20,838)	(21,507)	(6)(7)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/31/2031	8,221,280	8,140,409	8,118,514	(15)
LeadVenture, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.55% (S + 5.25%; 0.75% Floor)	6/23/2032	1,214,431	1,177,834	1,177,630	(6)
LeadVenture, Inc.	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	6/23/2032	19,320,489	19,031,305	19,030,682	(15)
LeadVenture, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	6/23/2032	-	(27,517)	(27,601)	(6)(7)
Level Data, LLC	Software & Tech Services	Term Loan	9.83% (S + 5.5%; 0.75% Floor)	3/5/2031	7,468,997	7,397,060	7,394,307	(15)
Level Data, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.5%; 0.75% Floor)	3/5/2031	-	(11,399)	(12,023)	(6)(7)
Level Data, LLC	Software & Tech Services	Revolver	9.83% (S + 5.5%; 0.75% Floor)	3/5/2031	480,905	472,362	471,888	(6)
LivTech Purchaser, Inc.	Software & Tech Services	Term Loan	8.82% (S + 4.5%; 0.75% Floor)	11/24/2031	6,997,646	6,932,864	6,927,669	(15)
LivTech Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.5%; 0.75% Floor)	11/24/2031	-	(18,318)	(19,993)	(6)(7)
LivTech Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.78% (S + 4.5%; 0.75% Floor)	11/24/2031	6,429,837	6,363,434	6,349,863	(6)(15)
Lotus HPI Buyer, Inc	Healthcare	Revolver	10.49% (S + 6.25%; 1.00% Floor)	1/21/2030	1,381,542	1,345,678	1,343,863	(6)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Lotus HPI Buyer, Inc	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	1/21/2030	-	(35,932)	(28,259)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Term Loan	10.51% (S + 6.25%; 1.00% Floor)	1/21/2030	12,402,477	12,149,549	12,154,427	(15)
Magaya Corporation	Software & Tech Services	Revolver	11.25% (S + 4.75%; 0.75% Floor)	7/26/2030	399,269	391,132	380,841	(6)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	7/26/2030	142,200	131,185	99,202	(6)(15)
Magaya Corporation	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	7/26/2030	3,685,561	3,652,625	3,611,850	(15)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(858)	(2,129)	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	9/7/2029	6,599,218	6,589,645	6,582,720	(15)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(4,722)	-	(6)(7)
Mavenlink, Inc.	Software & Tech Services	Revolver	10.72% (S + 2.00%; 0.75% Floor; 4.25% PIK)	6/3/2027	1,577,777	1,564,087	1,519,704	(6)
Mavenlink, Inc.	Software & Tech Services	Term Loan	10.70% (S + 2.00%; 0.75% Floor; 4.25% PIK)	6/3/2027	16,656,629	16,448,852	16,156,930	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	4/16/2027	-	(5,963)	(4,871)	(6)(7)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	4/16/2027	10,100,187	10,035,742	10,049,686	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	4/16/2027	775,308	763,690	771,432	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	4/16/2027	824,739	811,636	820,615	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.27% (S + 5.00%; 1.00% Floor)	4/16/2027	359,802	356,588	358,003	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	— (S + 4.5%; 1.00% Floor)	12/23/2026	—	(6,909)	(3,441)	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.82% (S + 4.5%; 1.00% Floor)	12/23/2026	12,941,461	12,872,833	12,909,108	(15)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.82% (S + 4.5%; 1.00% Floor)	12/23/2026	820,516	815,095	818,465	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	10.14% (S + 5.75%; 0.75% Floor)	9/30/2027	3,715,503	3,686,525	3,659,771	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	10.14% (S + 5.75%; 0.75% Floor)	9/30/2027	1,534,613	1,513,987	1,511,594	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	10.14% (S + 5.75%; 0.75% Floor)	9/30/2026	227,819	226,193	223,073	(6)
MedMark Services, Inc.	Healthcare	Term Loan	9.55% (S + 5.00%; 1.00% Floor)	6/11/2027	4,602,057	4,587,762	4,187,872	(15)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	6/11/2027	3,813,418	3,799,846	3,470,210	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	9.42% (S + 5.00%; 1.00% Floor)	10/22/2026	7,694,885	7,651,614	7,656,410	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	— (S + 5.00%; 1.00% Floor)	10/22/2026	-	(2,725)	(3,402)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	9.42% (S + 5.00%; 1.00% Floor)	10/22/2026	1,306,831	1,284,184	1,306,831	(6)(15)
Mist Holding Co.	Software & Tech Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,790,977	4,836,131	(15)
Mist Holding Co.	Software & Tech Services	Revolver	9.57% (S + 5.25%; 0.75% Floor)	12/23/2030	301,598	290,335	301,598	(6)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(5,466)	-	(6)(7)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(12,408)	-	(6)(7)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/15/2029	7,729,021	7,669,492	7,729,021	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(3,671)	-	(6)(7)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/15/2029	1,973,979	1,943,827	1,973,979	(15)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	9.06% (S + 4.75%; 0.75% Floor)	4/21/2031	16,172,690	16,066,892	16,172,690	(15)
Moon Buyer, Inc.	Software & Tech Services	Revolver	8.96% (S + 4.75%; 0.75% Floor)	4/21/2031	474,469	464,234	461,125	(6)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	4/21/2031	567,349	565,870	563,094	(15)
Mr. Greens Intermediate, LLC	Services	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	5/1/2031	6,186,135	6,059,582	6,186,135	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	10.16% (S + 5.75%; 1.00% Floor)	5/1/2031	282,638	231,431	282,638	(6)
Mr. Greens Intermediate, LLC	Services	Revolver	10.16% (S + 5.75%; 1.00% Floor)	5/1/2031	271,404	246,573	271,404	(6)
Mr. Greens Intermediate, LLC	Services	Term Loan	10.56% (S + 5.75%; 1.00% Floor)	5/1/2031	1,452,744	1,430,982	1,452,744	(15)
MSM Acquisitions, Inc.	Services	Term Loan	10.33% (S + 3.5%; 1.00% Floor; 2.5% PIK)	12/9/2026	8,367,963	8,321,419	7,133,689	(15)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.33% (S + 6.00%; 1.00% Floor; 2.5% PIK)	12/9/2026	3,061,828	3,044,797	2,610,208	(15)
MSM Acquisitions, Inc.	Services	Revolver	10.59% (S + 6.00%; 1.00% Floor; 2.5% PIK)	12/9/2026	1,183,434	1,134,899	995,325	(6)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.33% (S + 3.5%; 1.00% Floor; 2.5% PIK)	12/9/2026	375,300	373,836	319,943	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.98% (S + 5.5%; 1.00% Floor)	4/9/2029	7,672,842	7,619,647	7,615,296	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	9.95% (S + 5.5%; 1.00% Floor)	4/9/2029	723,743	707,721	710,127	(6)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.95% (S + 5.5%; 1.00% Floor)	4/9/2029	599,371	594,337	594,876	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.5%; 1.00% Floor)	4/9/2029	8,687,495	8,548,256	8,622,338	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.5%; 1.00% Floor)	4/9/2029	—	(18,409)	(9,089)	(6)(7)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	3/21/2028	6,439,074	6,379,428	6,439,074	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	3/21/2028	—	(5,457)	—	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	9.30% (S + 5.00%; 0.75% Floor)	9/10/2030	12,575,067	12,401,486	12,386,441	(15)
Nasuni Corporation	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	9/10/2030	-	(34,113)	(39,297)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	9.92% (S + 5.5%; 1.00% Floor)	3/17/2027	4,092,182	4,061,214	4,081,952	(15)
Navigate360, LLC	Software & Tech Services	Revolver	— (S + 5.5%; 1.00% Floor)	3/17/2027	—	(4,351)	(1,510)	(6)(7)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.92% (S + 5.5%; 1.00% Floor)	3/17/2027	1,762,856	1,754,051	1,758,449	(15)
Navigate360, LLC	Software & Tech Services	Term Loan	9.92% (S + 5.5%; 1.00% Floor)	3/17/2027	2,209,009	2,189,439	2,203,486	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.92% (S + 5.5%; 1.00% Floor)	3/17/2027	2,025,746	2,008,253	2,020,681	(15)
Navigate360, LLC	Software & Tech Services	Term Loan	9.92% (S + 5.5%; 1.00% Floor)	3/17/2027	1,064,370	1,054,683	1,061,709	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	8.82% (S + 4.5%; 0.75% Floor)	9/1/2031	11,377,415	11,277,996	11,377,415	(15)
NC Topco, LLC	Software & Tech Services	Revolver	— (S + 4.5%; 0.75% Floor)	9/1/2031	-	(11,430)	-	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.5%; 0.75% Floor)	8/29/2031	-	(14,283)	-	(6)(7)
Netwrix Corporation	Software & Tech Services	Term Loan	9.08% (S + 4.75%; 0.75% Floor)	6/11/2029	12,359,555	12,345,869	12,328,656	(15)
Netwrix Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	6/11/2029	-	(1,445)	(1,937)	(6)(7)
Netwrix Corporation	Software & Tech Services	Delayed Draw Term Loan	9.08% (S + 4.75%; 0.75% Floor)	6/11/2029	48,058	36,841	48,058	(6)
Netwrix Corporation	Software & Tech Services	Term Loan	9.08% (S + 4.75%; 0.75% Floor)	6/11/2029	204,240	204,240	203,729	(15)
Next Holdco, LLC	Software & Tech Services	Term Loan	9.55% (S + 5.25%; 0.75% Floor)	11/12/2030	9,169,049	9,054,866	9,054,436	(15)
Next Holdco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	11/12/2030	-	(13,724)	(11,904)	(6)(7)
Next Holdco, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	11/9/2029	-	(9,785)	(11,169)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Revolver	— (S + 5.00%; 1.00% Floor)	12/20/2030	—	(8,469)	(7,575)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/20/2030	6,528,303	6,436,977	6,446,699	(15)
OPOC Acquisition, LLC	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(10,381)	(7,575)	(6)(7)
Pace Health Companies, LLC	Healthcare	Term Loan	9.69% (S + 5.25%; 1.00% Floor)	8/3/2026	5,008,066	5,007,233	5,008,066	(15)
Pace Health Companies, LLC	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	8/3/2026	-	(101)	-	(6)(7)
Pace Health Companies, LLC	Healthcare	Term Loan	9.94% (S + 5.5%; 1.00% Floor)	8/3/2026	1,362,287	1,361,200	1,362,287	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	9.94% (S + 5.5%; 1.00% Floor)	8/3/2026	192,193	191,378	192,193	(6)
PDI TA Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	9.77% (S + 5.5%; 0.75% Floor)	2/3/2031	952,365	948,516	945,222	(15)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	9.77% (S + 5.5%; 0.75% Floor)	2/3/2031	10,816,380	10,749,036	10,735,257	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	11.92% (S + 5.5%; 0.75% Floor)	2/3/2031	377,430	369,869	370,353	(6)
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	11.79% (S + 1.5%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,147,769	7,281,745	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	— (S + 1.5%; 0.75% Floor; 6.00% PIK)	9/27/2030	-	(15,862)	-	(6)(7)
Penn TRGRP Holdings LLC	Software & Tech Services	Delayed Draw Term Loan	11.63% (S + 1.5%; 0.75% Floor; 6.00% PIK)	9/27/2030	338,044	338,044	338,044	(6)(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	6/21/2030	20,430,699	20,158,686	20,226,392	(15)
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	6/21/2030	-	(43,347)	(17,337)	(6)(7)
Pieper Memorial, LLC	Healthcare	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	11/2/2027	2,041,228	2,017,351	2,041,228	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	11/2/2027	-	(19,320)	-	(6)(7)
Pieper Memorial, LLC	Healthcare	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	11/2/2027	5,167,315	5,110,480	5,167,315	(15)
Ping Identity Holding Corp.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/17/2029	11,943,194	11,750,732	11,943,194	(15)
Ping Identity Holding Corp.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	(16,785)	-	(6)(7)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.08% (S + 5.75%; 1.00% Floor)	1/4/2027	5,083,447	5,072,045	4,981,778	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	12.00% (S + 5.75%; 1.00% Floor)	1/4/2027	158,175	156,755	145,872	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	10.08% (S + 5.75%; 1.00% Floor)	1/4/2027	334,847	334,603	328,150	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.08% (S + 5.75%; 1.00% Floor)	1/4/2027	144,218	143,984	141,334	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.08% (S + 5.75%; 1.00% Floor)	1/4/2027	279,612	278,544	274,020	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.08% (S + 5.75%; 1.00% Floor)	1/4/2027	378,739	376,353	371,164	(15)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	9.74% (S + 5.25%; 1.00% Floor)	7/17/2028	176,582	163,487	176,582	(6)
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	9.74% (S + 5.25%; 1.00% Floor)	7/17/2028	7,427,436	7,359,876	7,427,436	(15)
QualDerm Partners, LLC	Healthcare	Revolver	8.03% (S + 3.00%; 0.75% Floor)	12/8/2026	145,946	141,769	139,225	(6)
QualDerm Partners, LLC	Healthcare	Delayed Draw Term Loan	12.66% (S + 3.00%; 0.75% Floor; 5.25% PIK)	12/8/2028	676,685	645,399	610,708
QualDerm Partners, LLC	Healthcare	Term Loan	12.65% (S + 3.00%; 0.75% Floor; 5.25% PIK)	12/8/2028	5,839,208	5,700,126	5,269,885	(15)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,051,679	8,994,641	(15)
Race Finco, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	8/16/2029	-	(9,417)	(12,196)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.07% (S + 5.75%; 1.00% Floor)	8/16/2029	5,019,680	4,908,377	4,890,953	(6)(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	11/20/2028	15,212,740	15,050,252	15,174,709	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	—	(9,795)	(2,998)	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	9/30/2025	2,844,565	2,776,925	28,446	(16)
Redwood Family Care Network, Inc.	Healthcare	Revolver	— (S + 5.5%; 1.00% Floor)	6/18/2026	-	(2,327)	-	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.94% (S + 5.5%; 1.00% Floor)	6/18/2026	5,682,622	5,660,028	5,682,622	(15)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	9.94% (S + 5.5%; 1.00% Floor)	6/18/2026	7,671,572	7,634,645	7,671,572	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.94% (S + 5.5%; 1.00% Floor)	6/18/2026	4,260,072	4,215,736	4,260,072	(15)
REP TEC Intermediate Holdings, Inc.	Services	Term Loan	10.04% (S + 5.75%; 1.00% Floor)	12/1/2027	11,852,035	11,791,449	11,852,035	(15)
REP TEC Intermediate Holdings, Inc.	Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	-	(9,673)	-	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	8.79% (S + 4.5%; 0.75% Floor)	3/30/2031	200,508	190,612	193,082	(6)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	-	(14,976)	(5,570)	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	8.79% (S + 4.5%; 0.75% Floor)	9/30/2031	6,428,508	6,339,818	6,364,223	(8)(15)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	9.30% (S + 5.00%; 0.75% Floor)	11/12/2031	19,166,287	18,986,696	19,166,287	(15)
Saab Purchaser, Inc.	Software & Tech Services	Revolver	9.30% (S + 5.00%; 0.75% Floor)	11/12/2031	573,562	550,049	573,562	(6)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(23,508)	-	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.79% (S + 4.5%; 1.00% Floor)	9/15/2028	1,860,419	1,820,375	1,860,419	(6)(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.79% (S + 4.5%; 1.00% Floor)	9/15/2028	17,062,155	16,800,117	16,976,844	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.79% (S + 4.5%; 1.00% Floor)	9/15/2028	3,478,804	3,423,080	3,461,410	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	— (S + 4.5%; 1.00% Floor)	9/15/2028	-	(24,224)	(8,794)	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.79% (S + 4.5%; 1.00% Floor)	9/15/2028	1,674,334	1,649,723	1,665,963	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	3,934,410	3,930,596	3,934,410	(15)
Salisbury House, LLC	Healthcare	Revolver	— (S + 5.75%; 1.00% Floor)	2/27/2026	-	(1,031)	-	(6)(7)
Salisbury House, LLC	Healthcare	Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	1,108,354	1,107,635	1,108,354	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	1,206,509	1,205,184	1,206,509	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	979,337	977,718	979,337	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	565,984	558,335	565,984	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	428,023	427,242	428,023	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	492,312	488,433	492,312	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	9.81% (S + 5.5%; 1.00% Floor)	6/28/2028	824,492	815,846	729,675
Sandstone Care Holdings, LLC	Healthcare	Term Loan	9.81% (S + 5.5%; 1.00% Floor)	6/28/2028	4,570,039	4,516,791	4,044,484	(15)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	9.81% (S + 5.5%; 1.00% Floor)	6/28/2028	912,366	904,274	807,444	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	12.21% (S + 2.5%; 0.75% Floor; 3.00% PIK)	9/30/2031	14,406,158	14,277,181	14,298,112	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	9/30/2031	-	(15,452)	(12,928)	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sauce Labs Inc	Software & Tech Services	Term Loan	10.37% (S + 5.5%; 1.00% Floor; 0.5% PIK)	8/16/2027	7,599,012	7,533,392	7,466,029	(15)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	10.37% (S + 5.5%; 1.00% Floor; 0.5% PIK)	8/16/2027	1,949,471	1,935,493	1,915,355	(15)
Sauce Labs Inc	Software & Tech Services	Revolver	— (S + 5.5%; 1.00% Floor; 0.5% PIK)	8/16/2027	-	(9,292)	(22,432)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	10.37% (S + 5.5%; 1.00% Floor; 0.5% PIK)	8/16/2027	863,329	858,354	856,854	(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	10.07% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	19,950,112	19,691,955	19,950,112	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.07% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	6,376,182	6,295,026	6,376,182	(15)
Saviynt, Inc.	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	-	(6,653)	-	(6)(7)
SCA Buyer, LLC	Healthcare	Term Loan	11.05% (S + 6.5%; 1.00% Floor)	1/20/2027	4,000,477	3,973,527	3,660,437	(15)
SCA Buyer, LLC	Healthcare	Revolver	11.05% (S + 6.5%; 1.00% Floor)	1/20/2027	646,427	642,731	591,481
SCA Buyer, LLC	Healthcare	Term Loan	11.04% (S + 6.5%; 1.00% Floor)	1/20/2027	310,745	310,745	284,332	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	9.92% (S + 5.5%; 0.75% Floor)	8/25/2028	10,715,390	10,591,849	10,527,871	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.92% (S + 5.5%; 0.75% Floor)	8/25/2028	1,868,963	1,760,380	1,705,429	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	9.92% (S + 5.5%; 0.75% Floor)	8/25/2028	622,988	615,863	612,086
Second Nature Brands, Inc.	Software & Tech Services	Term Loan	10.08% (S + 6.00%; 1.00% Floor)	2/6/2031	5,477,782	5,399,674	5,395,616	(15)
Second Nature Brands, Inc.	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	-	(8,541)	(9,130)	(6)(7)
Securonix, Inc	Software & Tech Services	Term Loan	12.03% (S + 4.00%; 0.75% Floor; 3.75% PIK)	4/5/2029	8,709,106	8,629,238	6,880,194	(15)
Securonix, Inc	Software & Tech Services	Revolver	11.28% (S + 7.00%; 0.75% Floor)	4/5/2029	34,660	22,052	(288,391)	(6)(7)
Serrano Parent, LLC	Software & Tech Services	Term Loan	10.71% (S + 6.5%; 1.00% Floor)	5/13/2030	21,207,477	20,817,938	20,730,308	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	— (S + 6.5%; 1.00% Floor)	5/13/2030	-	(36,637)	(46,935)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	6/22/2026	—	(1,220)	-	(6)(7)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 7.5%; 1.00% Floor)	6/22/2026	626,535	564,224	215,960	(16)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	2,932,730	2,645,696	1,010,883	(16)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	11.87% (S + 4.500%; 0.75% Floor; 1.5% PIK)	10/12/2027	496,187	477,675	456,492
Smile Brands, Inc.	Healthcare	Revolver	12.47% (S + 3.500%; 0.75% Floor; 1.5% PIK)	10/12/2027	123,340	98,996	102,169	(6)
Smile Brands, Inc.	Healthcare	Term Loan	10.37% (S + 4.500%; 0.75% Floor; 1.5% PIK)	10/12/2027	1,632,662	1,590,167	1,502,049
Soladoc, LLC	Software & Tech Services	Term Loan	9.36% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,830,226	5,756,718	(15)
Soladoc, LLC	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(5,879)	(13,251)	(6)(7)
Spark DSO, LLC	Healthcare	Term Loan	12.19% (S + 3.9%; 1.00% Floor; 4.00% PIK)	4/20/2026	6,993,914	6,972,751	6,906,490	(15)
Spark DSO, LLC	Healthcare	Revolver	8.19% (S + 3.9%; 1.00% Floor)	4/20/2026	274,425	272,008	264,047	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	8.67% (S + 4.25%; 1.00% Floor)	12/15/2028	132,013	123,664	124,587	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 4.25%; 1.00% Floor)	12/15/2028	3,960,391	3,925,025	3,930,688	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	8.67% (S + 4.25%; 1.00% Floor)	12/15/2028	7,920,781	7,848,353	7,861,376	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 4.25%; 1.00% Floor)	12/15/2028	63,895	42,665	63,895	(6)(15)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.00%; 1.00% Floor)	7/30/2027	4,268,824	4,249,775	4,226,136	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	7/30/2027	-	(1,058)	(3,102)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.00%; 1.00% Floor)	7/30/2027	566,197	558,756	560,535	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	8.79% (S + 4.5%; 1.00% Floor)	7/2/2029	19,876,199	19,876,199	19,776,818	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	8.79% (S + 4.5%; 1.00% Floor)	7/2/2029	718,525	707,729	704,996	(6)
Tau Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	15,538,480	15,389,881	15,383,095	(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	1,432,243	1,399,555	1,391,707	(6)(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Revolver	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	162,141	143,056	141,873	(6)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(1,584)	-	(6)(7)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	8.64% (S + 4.25%; 1.00% Floor)	8/20/2027	6,657,976	6,621,527	6,657,976	(15)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	12/16/2026	5,655,310	5,641,111	5,627,033	(15)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	10.17% (S + 5.75%; 1.00% Floor)	12/16/2026	139,269	138,212	136,285	(6)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.42% (S + 6.00%; 1.00% Floor)	12/31/2026	4,718,491	4,716,458	4,718,491	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	— (S + 6.00%; 1.00% Floor)	12/31/2026	—	(270)	-	(6)(7)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.42% (S + 6.00%; 1.00% Floor)	12/31/2026	1,112,538	1,112,328	1,112,538	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.42% (S + 6.00%; 1.00% Floor)	12/31/2026	1,691,589	1,690,657	1,691,589	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.48% (S + 6.00%; 1.00% Floor)	12/31/2026	1,679,705	1,678,571	1,679,705	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	12/31/2026	3,151,117	3,148,975	3,151,117	(15)
TMA Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	4/30/2031	—	-	-	(6)
TMA Buyer LLC	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	(11,749)	(12,083)	(6)(7)
TMA Buyer LLC	Software & Tech Services	Term Loan	9.27% (S + 5.00%; 0.75% Floor)	4/30/2031	11,490,458	11,377,981	11,375,553	(15)
TMA Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	(14,692)	(15,103)	(6)(7)
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	10.27% (S + 6.00%; 0.75% Floor)	7/31/2030	12,899,463	12,728,391	12,705,971	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	10.27% (S + 6.00%; 0.75% Floor)	7/31/2030	1,076,658	1,076,658	1,058,231	(6)(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 0.75% Floor)	7/31/2030	-	(15,700)	(6,143)	(6)(7)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.17% (S + 3.75%; 1.00% Floor)	8/31/2028	21,195,738	21,129,680	21,195,738	(6)(15)
Unanet, Inc	Software & Tech Services	Term Loan	9.46% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,862,069	11,822,998	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	9.46% (S + 5.25%; 0.75% Floor)	12/9/2030	2,305,848	2,270,343	2,267,944	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/9/2030	—	(25,096)	(30,954)	(6)(7)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,660)	(5,399)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	319,167	317,622	318,369	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	4/30/2027	-	(1,290)	(573)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	2,690,104	2,677,297	2,683,379	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	472,566	470,517	471,385	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	135,019	133,955	134,681	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	683,886	683,886	682,176	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	261,111	257,558	260,458	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	302,105	299,153	301,349	(15)
Unlimited Technology Holdings, LLC	Healthcare	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(9,219)	(14,439)	(6)(7)
Unlimited Technology Holdings, LLC	Healthcare	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	3/12/2032	14,438,848	14,368,943	14,330,556	(15)
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	9.26% (S + 5.00%; 0.75% Floor)	8/25/2031	207,720	199,591	198,488	(6)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.23% (S + 5.00%; 0.75% Floor)	8/25/2031	461,599	449,010	450,059	(6)(15)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,946,199	5,940,785	(15)
Vectra AI, Inc.	Software & Tech Services	Term Loan	9.62% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,512,712	8,490,072	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.62% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,134,479	1,127,971	(6)(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(5,846)	(12,001)	(6)(7)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.82% (S + 5.5%; 0.75% Floor)	5/24/2028	20,877,300	20,722,161	20,825,107	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	9.82% (S + 5.5%; 0.75% Floor)	5/24/2028	5,799,250	5,766,195	5,784,752	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	—	(8,764)	(2,900)	(6)(7)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.81% (S + 5.5%; 0.75% Floor)	5/24/2028	2,006,737	1,988,345	2,001,720	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 1.00% Floor)	3/1/2030	176,102	166,852	171,060	(6)
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 1.00% Floor)	3/1/2030	—	(11,824)	(9,458)	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	9.52% (S + 5.25%; 1.00% Floor)	3/1/2030	4,846,561	4,766,486	4,785,979	(15)
Veracross LLC	Software & Tech Services	Term Loan	10.92% (S + 6.5%; 1.00% Floor)	12/28/2027	15,416,509	15,289,205	15,416,509	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 6.5%; 1.00% Floor)	12/28/2027	1,821,742	1,786,223	1,821,742	(15)
Veracross LLC	Software & Tech Services	Revolver	10.92% (S + 6.5%; 1.00% Floor)	12/28/2027	866,917	849,013	866,917	(6)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.92% (S + 6.5%; 1.00% Floor)	12/28/2027	403,852	403,852	403,852	(6)(15)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	6/11/2029	-	(7,446)	(5,600)	(6)(7)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	9.81% (S + 5.5%; 1.00% Floor)	6/11/2031	1,873,375	1,845,476	1,845,274	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.5%; 1.00% Floor)	6/11/2031	-	(6,945)	(2,342)	(6)(7)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	9.81% (S + 5.5%; 1.00% Floor)	6/11/2031	4,106,912	4,093,586	4,045,309	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.79% (S + 5.5%; 0.75% Floor)	3/21/2031	5,163,687	5,096,127	5,064,748	(6)(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.5%; 0.75% Floor)	3/21/2030	-	(16,726)	(24,735)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.79% (S + 5.5%; 0.75% Floor)	3/21/2031	5,653,672	5,580,218	5,554,733	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.5%; 0.75% Floor)	3/21/2031	—	(39,665)	(103,364)	(6)(7)
Wealth Enhancement Group, LLC	Financials	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(494)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	10/2/2028	6,136,456	6,128,655	6,136,456	(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	10/2/2028	1,337,774	1,335,350	1,337,774	(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	10/2/2028	1,873,630	1,860,180	1,873,630	(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.30% (S + 5.00%; 1.00% Floor)	10/2/2028	190,751	186,527	190,751	(6)
Webster Equity Partners III-A, L.P.	Financials	Delayed Draw Term Loan	15.13% (S + 3.5%; 2.00% Floor; 7.35% PIK)	4/1/2027	5,881,863	5,698,543	5,709,744	(6)(8)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	11.73% (S + 7.25%; 1.00% Floor)	3/17/2028	11,199,619	11,079,183	10,471,644	(15)
West Dermatology Management Holdings, LLC	Healthcare	Revolver	11.69% (S + 7.25%; 1.00% Floor)	3/17/2028	1,253,284	1,235,666	1,171,820
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	11.72% (S + 7.25%; 1.00% Floor)	3/17/2028	1,498,171	1,487,886	1,400,789
Wolverine Seller Holdings, LLC	Services	Revolver	9.04% (S + 4.75%; 0.75% Floor)	1/17/2030	297,971	280,982	295,178	(6)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	1/17/2030	1,498,720	1,458,728	1,498,720	(6)(15)
Wolverine Seller Holdings, LLC	Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	1/17/2030	6,620,543	6,519,218	6,603,992	(15)
Your Part-Time Controller, LLC	Services	Term Loan	9.82% (S + 5.5%; 1.00% Floor)	11/14/2029	6,804,093	6,702,053	6,804,093	(15)
Your Part-Time Controller, LLC	Services	Revolver	— (S + 5.5%; 1.00% Floor)	11/14/2029	—	(9,188)	—	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	1,043,468	1,036,329	1,043,468	(6)
Zendesk, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	—	—	(6)
Zendesk, Inc.	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	13,581,440	13,581,440	13,581,440	(15)
Total U.S. 1st Lien/Senior Secured Debt						1,659,911,248	1,637,221,827
2nd Lien/Junior Secured Debt — 0.43%
Symplr Software, Inc.	Software & Tech Services	Term Loan	12.25% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,099,286	2,809,744	(15)
Total U.S. 2nd Lien/Junior Secured Debt						3,099,286	2,809,744
Total U.S Corporate Debt						1,663,010,534	1,640,031,571
Canada Corporate Debt — 2.97%
1st Lien/Senior Secured Debt — 2.97%
RevauAdvanced Underwriting Inc.	Financials	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	5/10/2032	9,684,124	9,588,807	9,587,283	(8)(15)
RevauAdvanced Underwriting Inc.	Financials	Delayed Draw Term Loan	9.07% (S + 4.75%; 0.75% Floor)	5/10/2032	84,578	63,456	63,433	(6)(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	10/27/2028	8,538,584	8,495,277	8,474,545	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	10/30/2028	1,188,385	1,184,184	1,179,472	(8)(15)
Total Canada 1st Lien/Senior Secured Debt						19,331,724	19,304,733
Total Canadian Corporate Debt						19,331,724	19,304,733
Luxembourg Corporate Debt — 1.55%
1st Lien/Senior Secured Debt — 1.55%
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	10.82% (S + 6.5%; 1.5% Floor)	5/23/2031	10,088,201	9,999,788	10,088,201	(6)(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						9,999,788	10,088,201
Total Luxembourg Corporate Debt						9,999,788	10,088,201
United Kingdom Corporate Debt — 2.99%
1st Lien/Senior Secured Debt — 2.99%
Labvantage Solutions Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	12/23/2030	-	(25,887)	(22,838)	(6)(7)(8)
Labvantage Systems Limited	Software & Tech Services	Term Loan	9.52% (S + 5.25%; 1.00% Floor)	12/23/2030	19,719,476	19,383,837	19,423,780	(8)(15)
Total United Kingdom 1st Lien/Senior Secured Debt						19,357,950	19,400,942
Total United Kingdom Corporate Debt						19,357,950	19,400,942

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date(10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock — 1.17%							(18)
Alphasense, LLC	Series C Preferred	Software & Tech Services	6/1/2021	23,961	369,843	945,079	(8)
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Software & Tech Services	12/23/2019	65,614	349,977	263,172
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	192,223
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	48,854
Degreed, Inc.	Series D Preferred	Software & Tech Services	4/30/2021	16,943	278,308	236,244
Degreed, Inc.	Series C-1 Preferred	Software & Tech Services	6/19/2019	43,819	278,541	220,537
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software & Tech Services	6/23/2022	848	826,407	1,257,826
Netskope, Inc.	Series G Preferred	Software & Tech Services	1/27/2020	36,144	302,536	491,404
Ntiva Investments, LLC	Class A Preferred Units	Digital Infrastructure & Services	1/24/2022	333,937	272,826	344,733
Phenom People, Inc.	Series C Preferred	Software & Tech Services	1/10/2020	35,055	220,610	598,491
Swyft Parent Holdings LP	Preferred Units	Services	2/7/2022	850,470	758,389	785,152
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Software & Tech Services	11/30/2018	1,196	1,160,531	2,082,461
Vectra AI, Inc.	Series F Preferred	Software & Tech Services	5/28/2021	17,064	131,095	126,614
Total U.S. Preferred Stock					5,326,589	7,592,790
France Preferred Stock — 0.04%							(18)
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	27,976	206,755	236,313	(8)
Total France Preferred Stock					206,755	236,313

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date(10)	Shares	Cost	Fair Value	Tickmark
U.S. Common Stock — 1.35%							(18)
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	30,029
Artemis Investor Holdings, LLC	Class A Units	Services	1/22/2021	38,551	385,509	372,013
Brightspot Holdco, LLC	Non-Voting Common Units	Software & Tech Services	11/16/2021	433,207	433,207	417,970
CL Services Acquisition, LLC	Common Units	Services	3/31/2025	405,787	628,970	640,151	(8)
CN CO-INVEST, LP	Units	Digital Infrastructure & Services	10/31/2023	776,334	776,334	719,786
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Services	11/14/2021	138,390	138,390	258,733
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	412,826
Freddy's Acquisition	Units	Consumer Non-Cyclical	3/3/2021	72,483	72,483	165,115
GSV Medsuite Investments, LLC	Class A Units	Healthcare	12/22/2021	86,555	85,705	75,039
GSV Vehlo Investments, LLC	Class A Units	Software & Tech Services	5/20/2022	150,297	150,297	204,285
INH Group Holdings, LLC	Common Units	Healthcare	1/31/2019	484,552	484,552	—
Leeds FEG Investors, LLC	Class A Units	Consumer Non-Cyclical	11/20/2017	320	321,309	298,715
Moon Topco, L.P.	Units	Software & Tech Services	4/19/2021	1,772	17,719	54,650
MyKaarma Holdings LP	Class A Common Units	Software & Tech Services	3/18/2022	257,031	257,031	671,777
NEPCORE Parent Holdings LLC	Units	Digital Infrastructure & Services	10/21/2021	98	97,884	5,098
Neutral Connect, LLC	Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	183,206
Ntiva Investments, LLC	Class A Common Units	Digital Infrastructure & Services	1/24/2022	333,937	61,110	62,437
Pamlico Avant Holdings L.P.	Class A Units	Digital Infrastructure & Services	12/1/2021	236,307	236,307	525,623
Ranger Lexipol Holdings, LLC	Class A-1 Units	Software & Tech Services	11/18/2021	437	359,487	491,526
Ranger Lexipol Holdings, LLC	Class B Units	Software & Tech Services	11/18/2021	434	77,470	117,444
REP Coinvest III AGP Blocker, L.P.	Units	Healthcare	10/14/2021	590,203	590,203	1,497,138
REP COINVEST III OMNI, L.P.	Units	Services	2/4/2021	193,770	53,301	100,760	(17)
REP Coinvest III TEC, L.P.	Class A Units	Services	6/18/2020	167,509	190,658	249,021
REP RO Coinvest IV-A, L.P.	Class A Units	Services	12/28/2022	66,441,840	664,418	459,977
RFCN Parent, LP	Class A Units	Healthcare	6/18/2021	77	78,284	86,743
SBS Super Holdings, LLC	Class A Voting Units	Healthcare	5/12/2023	21	—	—	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Healthcare	5/12/2023	100	10	—	(5)
Singularity Topco LLC	Common Units	Software & Tech Services	9/30/2022	337,841	953,133	537,607
Stripe, Inc.	Class B Common Stock	Software & Tech Services	5/17/2021	4,158	166,854	147,339
Swyft Parent Holdings LP	Common Units	Services	2/7/2022	4,485	53,048	—
Total U.S. Common Stock					7,987,957	8,785,008

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date(10)	Shares	Cost	Fair Value	Tickmark
France Common Stock — 0.07%							(18)
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	78,527	416,757	431,245	(8)
Total France Common Stock					416,757	431,245
Luxembourg Common Stock — 0.14%							(18)
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software & Tech Services	10/18/2024	770,000	843,179	906,930	(8)
Total Luxembourg Common Stock					843,179	906,930
U.S. Warrants — 0.25%							(18)
Alphasense, LLC	Series B Warrants	Software & Tech Services	6/2/2020	40,394	35,185	1,311,461	(8)
Degreed, Inc.	Series D Warrants	Software & Tech Services	4/11/2021	7,624	—	3,086
Degreed, Inc.	Series C-1 Warrants	Software & Tech Services	5/31/2019	26,294	46,823	33,994
Degreed, Inc.	Common Warrants	Software & Tech Services	8/31/2022	9,374	41,527	16,050
Scylla DB Ltd	Series C-1 Warrants	Software & Tech Services	9/9/2022	239,984	43,880	166,323
Vectra AI, Inc.	Warrants	Software & Tech Services	3/18/2021	35,156	58,190	115,388
Total U.S. Warrants					225,605	1,646,302
United Kingdom Warrants — 0.04%							(18)
Global WebIndex Holdings Limited	Warrants	Software & Tech Services	12/30/2020	11,776	159,859	291,084
Total United Kingdom Warrants					159,859	291,084
France Warrants — 0.00%							(18)
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	-	(8)
Total France Warrants					8,561	-

Portfolio Company	Class/Series	Industry	Shares	Cost	Fair value	Tickmark
U.S. Investment Companies — 4.13%						(18)
AB EQUITY INVESTORS, L.P.	LP Interests	Investment Companies	16,220,474	16,220,474	19,570,613	(8)(11)
Falcon Co-Investment Partners, L.P.	Units	Healthcare	849,577	849,577	850,426	(8)(11)
GHP E AGGREGATOR, LLC	Units	Software & Tech Services	417,813	186,588	773,371	(8)(11)
GHP-EIP Aggregator, LLC	Common Units	Digital Infrastructure & Services	50,957	174,608	-	(8)
GTCR A-1 Investors LP	Units	Services	1,100,000	1,100,000	1,100,000	(8)(11)
Magenta Blocker Aggregator LP	Units	Software & Tech Services	821,396	676,978	1,186,096	(8)(11)
Orangewood WWB Co-Invest, L.P.	Units	Consumer Non-Cyclical	829,314	786,428	1,335,196	(8)(11)
ORCP III TRITON CO-INVESTORS, L.P.	Units	Consumer Non-Cyclical	341,592	-	181,044	(8)(11)
OSS SPV LP	Units	Services	277,533	259,500	499,559	(8)(11)
Palms Co-Investment Partners D, L.P.	Units	Software & Tech Services	261,450	261,450	295,438	(8)(11)
QCS Co-Invest Aggregator, L.P.	Units	Digital Infrastructure & Services	529,116	529,116	529,116	(8)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units	Healthcare	32,450	171,840	4,024	(8)(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units	Healthcare	541	368,990	551,333	(8)(11)
Total U.S. Investment Companies				21,585,549	26,876,216

Canada Investment Companies — 0.05%						(18)
GHP SPV-2, L.P.	Units	Software & Tech Services	271,942	271,942	302,671	(8)(11)
Total Canada Investment Companies				271,942	302,671

Total Investments — (267.17%)				$1,748,732,749	$1,735,894,006

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Yield	Shares	Cost	Fair value	Tickmark
Cash Equivalents — 7.57%					(13)
BLACKROCK T FUND INST	4.22%	15,884,712	15,884,712	15,884,712	(9)(14)(15)
State Street Institutional US Government Money Market Fund	4.71%	10,681,107	10,681,107	10,681,107	(9)(14)
US BANK MMDA GCTS	3.73%	22,597,032	22,597,032	22,597,032	(9)(14)(15)
Total Cash Equivalents			49,162,851	49,162,851
Cash — 1.60%					(13)
US Dollar			10,412,131	10,412,131
Total Cash			10,412,131	10,412,131
TOTAL CASH AND CASH EQUIVALENTS			$59,574,982	$59,574,982
LIABILITIES IN EXCESS OF OTHER ASSETS — (176.34%)				$(1,145,745,346)
NET ASSETS — 100.00%				$649,723,642

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
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of June 30, 2025, rates for 1M S, 3M S and 6M S are 4.32%, 4.29%, and 4.15%, respectively. As of June 30, 2025, the P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2025, the aggregate fair value of these securities is $107,983,958 or 5.97% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $19,889,672 or 3.06% of the Fund’s net assets. The initial acquisition dates have been included for such securities
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient
(12)
Aggregate gross unrealized depreciation for federal income tax purposes is $33,592,954; aggregate gross unrealized appreciation for federal income tax purposes is $20,754,437. Net unrealized depreciation is $12,838,517. As of June 30, 2025, the cost basis of investments owned was substantially identical for both book and tax purposes
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of June 30, 2025.
(15)
Position or Portion thereof are pledged as collateral for the Collateralized Loan Obligations or Credit Facilities (as defined below). See Note 4 “Borrowings.”
(16)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2025

(17)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(18)
Non-income producing investment.

P - Prime

PIK - Payment-In-Kind

S - SOFR

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value 268.57%								(1)(2)(3)(4)
US Corporate Debt 255.48%
1st Lien/Senior Secured Debt 255.01%
123.Net, LLC	Digital Infrastructure & Services	Term Loan	8.86% (S + 4.25%)	7/19/2029	4,331,058	4,288,833	4,287,748	(15)
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.57% (S + 4.25%)	7/19/2029	300,894	283,574	282,658	(6)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.71% (S + 5.25%; 0.75% Floor)	12/22/2027	2,160,730	2,121,383	2,128,680	(6)(15)
AAH Topco, LLC	Healthcare	Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	6,354,363	6,284,751	6,259,048	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	6,431,136	6,341,046	6,334,669	(15)
AAH Topco, LLC	Healthcare	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(7,940)	(11,809)	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.85% (S + 5.50%; 0.75% Floor)	5/8/2028	241,364	235,307	241,364	(6)(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	5/8/2028	10,539,872	10,400,939	10,539,872	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	5/8/2028	447,161	442,084	447,161
Admiral Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/8/2028	—	(18,272)	—	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	5,208,864	5,167,185	5,143,753	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	3,255,540	3,229,481	3,214,846	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/31/2027	—	(5,211)	(8,159)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	5,193,120	5,130,384	5,128,206	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/31/2027	—	(38,069)	(25,379)	(6)(7)
Amercare Royal LLC	Services	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	8,384,591	8,300,745	8,342,668	(15)
Amercare Royal LLC	Services	Revolver	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,040,311	1,027,889	1,034,100	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	—	—	—	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,335,324	1,321,971	1,328,647	(15)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	6,791,604	5,733,816	—	(16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	346,322	345,024	—	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	1,260,322	1,082,011	—	(15)(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	1,444,963	1,243,170	—	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	949,042	817,051	—	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	31,879	20,395	10,403	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	2,682,124	2,278,901	—	(16)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	7/21/2027	12,096,740	11,967,066	12,096,740	(15)
AOM Acquisition, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	2/18/2027	5,351,851	5,301,923	5,351,851	(15)
AOM Acquisition, LLC	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	2/18/2027	—	(10,569)	—	(6)(7)
AOM Acquisition, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	2/18/2027	5,871,929	5,759,025	5,871,929	(15)
AppViewX, Inc.	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,625,721	14,625,385	(15)
AppViewX, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(18,467)	(18,467)	(6)(7)
AppViewX, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	—	—	(6)
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	8.82% (S + 4.50%; 0.50% Floor)	7/25/2031	4,018,743	3,978,556	4,018,743	(15)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.50% Floor)	7/25/2031	—	(4,918)	—	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	—	(4,778)	—	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	—	(2,338)	—	(6)(7)
Avalara, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	10/19/2028	10,653,748	10,482,723	10,653,748	(15)
Avalara, Inc.	Software & Tech Services	Revolver	— (S + 0.25%; 0.75% Floor)	10/19/2028	—	(17,076)	—	(6)(7)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	11/30/2026	14,812,038	14,676,906	14,812,038	(15)
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	—	(4,419)	—	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	3,128,738	3,085,420	3,128,738	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	—	(15,177)	—	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	7,110,768	7,014,439	7,110,768	(15)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	866,384	720,271	—	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	755,824	636,060	—	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	606,108	505,154	—	(16)
Bonterra LLC	Software & Tech Services	Term Loan	12.07% (S; 0.75% Floor; 12.07% PIK)	9/8/2027	3,093,998	2,970,467	3,093,998
Bonterra LLC	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 0.75% Floor)	9/8/2027	606,467	597,370	604,951	(15)
Bonterra LLC	Software & Tech Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	15,944,506	15,836,363	15,904,644	(15)
Bonterra LLC	Software & Tech Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	737,121	729,154	734,241	(6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,248,365	2,202,816	2,231,502	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,025,334	1,004,194	1,012,517	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,071,434	2,021,869	2,045,542	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,589,098	1,546,220	1,527,672	(6)(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	4,913,581	4,815,239	4,852,161	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	4,657,658	4,606,224	4,599,437	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,710,054	2,696,971	2,676,178	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	3,809,723	3,767,197	3,762,101	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/31/2027	—	(7,865)	(9,718)	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,425,994	1,426,869	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,164,587	5,137,338	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	—	(6,796)	(10,204)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	9.82% (S + 5.50%; 0.75% Floor)	8/26/2030	316,941	297,925	297,925	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	8/26/2030	—	(15,847)	(31,694)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,688,555	15,688,555	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	614,565	604,966	614,565	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	4,605,374	4,564,477	4,605,374	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	9.74% (S + 5.00%; 0.75% Floor)	6/30/2028	265,016	259,753	265,016	(6)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	7,177,014	7,140,009	7,177,014	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	256,418	253,502	256,418	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,276,941	3,222,695	3,276,941	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	219,561	214,648	219,561	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,449,993	3,389,464	3,449,993	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,478,922	3,427,219	3,478,922	(15)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	10.70% (S + 4.50%; 2.00% Floor)	11/30/2028	4,928,295	4,827,959	4,928,295	(15)
CallTower, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.50%; 2.00% Floor)	11/30/2028	—	(19,581)	—	(6)(7)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.50%; 2.00% Floor)	11/30/2028	—	(12,254)	—	(6)(7)
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 6.25%; 2.00% Floor)	7/2/2029	5,594,313	5,457,149	5,314,597	(15)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 2.00% Floor)	7/2/2029	—	(12,647)	(44,867)	(6)(7)
Cerifi, LLC	Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/31/2028	15,743,686	15,555,834	15,664,967	(15)
Cerifi, LLC	Services	Revolver	10.20% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,096,847	1,102,253
Choice Health at Home, LLC	Healthcare	Term Loan	9.53% (S + 5.00%; 1.00% Floor)	6/30/2028	2,253,235	2,236,185	2,253,235	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	9.53% (S + 5.00%; 1.00% Floor)	6/30/2028	831,615	804,005	831,615	(6)(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	13.20% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	8,887,235	8,697,441	8,776,144	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	—	(26,337)	(15,519)	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	9.24% (S + 5.00%; 0.75% Floor)	8/7/2031	7,385,189	7,335,251	7,385,189	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/7/2031	—	(14,238)	—	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	9.31% (S + 5.00%; 0.75% Floor)	8/7/2031	615,432	605,469	615,432	(6)
Colo Holdings LLC	Digital Infrastructure & Services	Term Loan	20.50% (20.50% PIK)	3/27/2026	673,703	643,498	673,703
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	1,437,277	1,398,699	1,437,277	(6)(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	2,100,748	2,082,597	2,090,244	(15)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	5,181,582	5,131,222	5,155,674	(15)
Community Based Care Acquisition, Inc.	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(7,995)	(4,319)	(6)(7)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	2,885,620	2,852,208	2,878,406	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	10.43% (S + 5.75%; 1.00% Floor)	10/21/2027	7,788,237	7,732,587	7,067,825	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.43% (S + 5.75%; 1.00% Floor)	10/21/2027	3,720,298	3,692,802	3,376,170	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	11.27% (S + 5.75%; 1.00% Floor)	10/21/2027	1,203,100	1,193,812	1,085,956	(6)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	9.83% (S + 5.25%; 0.75% Floor)	2/27/2030	10,564,735	10,346,239	10,564,735	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	2/27/2030	—	(8,842)	—	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	2/27/2029	—	(12,677)	—	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	11.10% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,325,709	13,625,952	(15)
Crewline Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.75%; 1.00% Floor)	11/8/2030	—	(28,692)	—	(6)(7)
Datacor, Inc.	Software & Tech Services	Term Loan	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	17,780,468	17,638,938	17,780,468	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	—	(33,217)	—	(6)(7)
Datacor, Inc.	Software & Tech Services	Revolver	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	307,778	289,813	307,778	(6)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor)	5/22/2029	—	(12,421)	(12,601)	(6)(7)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	10.82% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,286,917	7,298,306	(15)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	1/30/2026	2,387,413	1,511,867	573,457	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	— (S; 1.00% Floor)	1/30/2026	371,224	227,042	89,190	(5)(6)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	470,345	120,253	112,977	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	251,307	165,594	60,364	(5)(16)
DeLorean Purchaser, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/16/2031	16,065,460	15,824,478	15,824,478
DeLorean Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	—	(36,147)	(36,147)	(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	8.95% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,801,546	9,849,936	(15)
Dispatchtrack, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/17/2026	—	(1,307)	—	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Term Loan	10.78% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,363,671	6,261,044	6,284,125	(15)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.87%; 1.00% Floor)	2/6/2030	—	(15,896)	(12,416)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Revolver	10.79% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	373,506	365,571	365,733	(6)
Duetto Research, Inc	Software & Tech Services	Term Loan	11.11% (S + 1.00%; 0.75% Floor; 5.75% PIK)	6/26/2030	14,551,882	14,240,952	14,479,123	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 1.00%; 0.75% Floor)	6/26/2030	—	(12,610)	—	(6)(7)
Duetto Research, Inc	Software & Tech Services	Revolver	— (S + 1.00%; 0.75% Floor)	6/26/2030	—	(11,547)	(5,044)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	5,037,003	4,961,672	5,037,003	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/8/2027	—	(3,833)	—	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	6,717,969	6,651,907	6,717,969	(15)
EET Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	—	(12,184)	—	(6)(7)
Engage2Excel, Inc.	Services	Term Loan	10.74% (S + 6.50%; 1.00% Floor)	7/2/2029	7,483,992	7,382,196	7,409,152	(15)
Engage2Excel, Inc.	Services	Revolver	11.74% (S + 6.50%; 1.00% Floor)	7/2/2029	429,982	420,768	423,840	(6)
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	9.85% (S + 5.50%; 0.75% Floor)	12/24/2029	8,754,097	8,639,824	8,754,097	(15)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	9.85% (S + 5.50%; 0.75% Floor)	12/24/2029	19,991	11,614	19,991	(6)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	12/24/2029	—	(2,756)	—	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	2,776,950	2,763,225	2,776,950	(15)
Exterro, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	—	(15,817)	—	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	5,748,294	5,725,103	5,748,294	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	6,237,900	6,195,843	6,237,900	(15)
Faithlife, LLC	Software & Tech Services	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	9/18/2025	300,290	299,412	300,290	(15)
Faithlife, LLC	Software & Tech Services	Delayed Draw Term Loan	9.95% (S + 5.50%; 1.00% Floor)	9/18/2025	699,247	697,212	699,247	(15)
Faithlife, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	9/18/2025	—	(807)	—	(6)(7)
FH MD Buyer, Inc	Healthcare	Term Loan	9.47% (S + 5.00%; 0.75% Floor)	7/24/2028	5,354,717	5,324,287	5,327,943	(15)
Firebird Midco, Inc	Software & Tech Services	Term Loan	9.37% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,674,464	6,672,401	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	7/18/2030	—	(14,233)	(15,356)	(6)(7)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.72% (S + 4.25%; 0.75% Floor)	12/17/2026	13,475,267	13,356,522	13,003,633	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.72% (S + 4.25%; 0.75% Floor)	12/17/2026	411,517	411,517	397,114	(15)
See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Foundation Risk Partners, Corp.	Financials	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	9,560,706	9,494,530	9,560,706	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	2,079,375	2,070,060	2,079,375	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	— (S + 5.25%; 0.75% Floor)	10/29/2029	—	(6,118)	—	(6)(7)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	771,426	764,549	771,426	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	3,117,603	3,088,477	3,117,603	(15)
Fullsteam Operations, LLC	Software & Tech Services	Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,234,589	7,423,938	(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	2,336,204	2,277,425	2,336,204	(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	1,038,313	1,011,102	1,033,121	(15)
Fullsteam Operations, LLC	Software & Tech Services	Revolver	— (S + 8.25%; 1.00% Floor)	11/27/2029	—	(10,241)	—	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	11.64% (S + 7.00%; 1.00% Floor)	11/27/2029	389,776	360,302	368,759	(6)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	11.66% (S + 7.00%; 1.00% Floor)	11/27/2029	297,414	288,762	292,160	(6)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	—	(20,932)	(13,955)	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	—	(2,325)	(1,550)	(6)(7)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	9/14/2029	16,557,160	16,303,082	16,101,838	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2027	—	(17,007)	(37,928)	(6)(7)
G Treasury SS LLC	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/29/2029	3,658,885	3,615,478	3,658,885	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/29/2029	1,916,113	1,892,069	1,916,113	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	6/29/2029	—	(8,646)	—	(6)(7)
G Treasury SS LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/29/2029	—	(13,823)	—	(6)(7)
Galway Borrower LLC	Financials	Revolver	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	37,147	33,310	34,926	(6)
Galway Borrower LLC	Financials	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	3,781,612	3,781,612	3,762,704	(15)
Galway Borrower LLC	Financials	Delayed Draw Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	24,809	24,809	24,809	(6)
GH Parent Holdings Inc.	Services	Delayed Draw Term Loan	9.70% (S + 5.25%; 1.00% Floor)	5/4/2027	2,348,521	2,311,968	2,302,497	(6)(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	2,017,335	1,998,269	2,012,292	(15)
GHA Buyer, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/24/2026	—	(4,817)	(2,378)	(6)(7)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	576,805	568,129	575,363	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	5,520,263	5,493,756	5,506,463	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	4,780,259	4,755,549	4,768,308	(15)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	836,545	831,003	834,454	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	749,009	745,046	747,137	(15)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	14,507,975	14,282,957	14,507,975	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	—	(9,357)	—	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	12,376,845	12,269,197	12,376,845	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	—	(10,236)	—	(6)(7)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	2,549,573	2,449,671	2,549,573	(6)(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	5,331,605	5,263,219	5,331,605	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	6,702,083	6,617,273	6,702,083	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	14.35% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	3,878,271	3,841,219	3,761,923	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	14.35% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	16,666,767	1,596,525	1,616,675	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/25/2028	9,934,861	9,903,968	9,910,024	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/25/2028	—	(3,576)	(1,752)	(6)(7)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/25/2028	71,431	70,773	71,431	(6)
Heartland PPC Buyer LLC	Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/12/2029	5,609,373	5,513,961	5,553,280	(15)
Heartland PPC Buyer LLC	Services	Revolver	9.64% (S + 5.25%; 0.75% Floor)	12/12/2029	124,338	105,574	113,035	(6)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	9.66% (S + 5.25%; 0.75% Floor)	12/12/2029	1,167,183	1,149,191	1,162,480	(6)(15)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	8.86% (S + 4.50%; 1.00% Floor)	11/24/2028	11,155,340	11,155,340	11,071,675	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	11.33% (S + 6.75%; 1.00% Floor)	5/3/2029	12,804,901	12,550,842	12,676,852	(15)
HireVue, Inc.	Software & Tech Services	Revolver	11.29% (S + 6.75%; 1.00% Floor)	5/3/2029	1,046,497	1,016,358	1,030,036	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,425,267	2,362,834	2,425,267	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	—	(18,194)	—	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,563,996	2,539,676	2,563,996	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	1,621,444	1,606,038	1,621,444	(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	12.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	35,131	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,409,525	2,380,923	2,409,525	(15)
Iodine Software, LLC	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	5,174,260	5,132,194	5,174,260	(15)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	7,795,073	7,725,418	7,795,073	(15)
Iodine Software, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	—	(8,832)	—	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	—	(10,487)	(10,917)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	10/4/2030	—	(61,163)	(63,679)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	10/4/2030	10,212,907	10,065,743	10,059,713	(15)
JS Parent, Inc.	Software & Tech Services	Term Loan	9.58% (S + 5.00%; 0.75% Floor)	4/24/2031	5,446,012	5,420,697	5,446,012	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/24/2031	—	(2,386)	—	(6)(7)
Kalkomey Borrower, LLC	Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	6/18/2031	9,131,796	8,995,383	9,040,478	(15)
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/18/2031	—	(12,706)	(4,578)	(6)(7)
Kalkomey Borrower, LLC	Services	Revolver	— (S + 5.25%; 1.00% Floor)	6/18/2031	—	(20,335)	(14,647)	(6)(7)
Kaseya Inc.	Software & Tech Services	Delayed Draw Term Loan	10.08% (S + 5.50%; 0.75% Floor)	6/25/2029	163,600	157,007	163,600	(6)
Kaseya Inc.	Software & Tech Services	Revolver	9.82% (S + 5.50%; 0.75% Floor)	6/25/2029	160,904	157,810	160,904	(6)
Kaseya Inc.	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	6/25/2029	10,678,513	10,576,768	10,678,513	(15)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	8.95% (S + 4.50%; 1.00% Floor)	11/17/2027	7,239,149	7,168,042	7,239,149	(15)
Labvantage Solutions Inc.	Software & Tech Services	Revolver	9.58% (S + 5.25%; 1.00% Floor)	12/23/2030	570,941	543,178	548,103	(6)(8)
Labvantage Systems Limited	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	12/23/2030	19,818,444	19,457,015	19,521,168	(8)(15)
LivTech Purchaser, Inc.	Software & Tech Services	Term Loan	9.01% (S + 4.50%; 0.75% Floor)	11/24/2031	6,997,646	6,928,731	6,927,669	(15)
LivTech Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	11/24/2031	—	(39,378)	(39,986)	(6)(7)
LivTech Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	—	(19,689)	(19,993)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Term Loan	11.13% (S + 6.00%; 1.00% Floor)	1/21/2030	12,465,274	12,190,384	12,247,132	(15)
Lotus HPI Buyer, Inc	Healthcare	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	1/21/2030	—	(39,802)	(18,839)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Revolver	— (S + 6.00%; 1.00% Floor)	1/21/2030	—	(39,754)	(32,969)	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Magaya Corporation	Software & Tech Services	Term Loan	9.10% (S + 4.75%; 0.75% Floor)	7/26/2030	3,685,561	3,648,705	3,648,705	(15)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	7/26/2030	—	(12,286)	(12,286)	(6)(7)
Magaya Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	7/26/2030	—	(9,214)	(9,214)	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Term Loan	9.49% (S + 5.25%; 1.00% Floor)	9/7/2029	6,632,548	6,598,556	6,632,548	(15)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/7/2029	—	(3,052)	—	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	9/7/2029	—	(5,272)	—	(6)(7)
Mavenlink, Inc.	Software & Tech Services	Term Loan	11.17% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	16,261,632	16,055,840	15,814,438	(15)
Mavenlink, Inc.	Software & Tech Services	Revolver	11.03% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	1,542,779	1,525,976	1,490,508	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.24% (S + 5.75%; 1.00% Floor)	4/16/2027	116,900	109,303	116,900	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.34% (S + 6.50%; 1.00% Floor)	4/16/2027	779,254	764,411	779,254	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.09% (S + 6.25%; 1.00% Floor)	4/16/2027	828,925	812,589	828,925	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.59% (S + 5.75%; 1.00% Floor)	4/16/2027	10,152,792	10,071,055	10,152,792	(15)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.85% (S + 4.50%; 1.00% Floor)	12/23/2026	13,592,035	13,495,277	13,592,035	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/23/2026	—	(9,214)	—	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.85% (S + 4.50%; 1.00% Floor)	12/23/2026	861,764	854,182	861,764	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	3,734,805	3,697,916	3,688,120	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	1,542,523	1,517,318	1,523,242	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	10.42% (S + 6.00%; 0.75% Floor)	9/30/2026	202,506	200,245	198,551	(6)
MedMark Services, Inc.	Healthcare	Term Loan	9.59% (S + 5.00%; 1.00% Floor)	6/11/2027	4,626,021	4,608,033	4,394,720	(15)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	9.59% (S + 5.00%; 1.00% Floor)	6/11/2027	3,833,138	3,816,060	3,641,481	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	9.45% (S + 5.00%; 1.00% Floor)	10/22/2026	7,734,297	7,674,616	7,618,282	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	— (S + 5.00%; 1.00% Floor)	10/22/2026	—	(3,751)	(10,206)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	9.45% (S + 5.00%; 1.00% Floor)	10/22/2026	1,313,422	1,281,226	1,270,749	(6)(15)
Mist Holding Co.	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,787,769	4,787,769	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	—	(13,572)	(13,572)	(6)(7)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	—	(5,979)	(5,979)	(6)(7)
Mist Holding Co.	Software & Tech Services	Revolver	9.58% (S + 5.25%; 0.75% Floor)	12/23/2030	301,599	289,535	289,535	(6)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	2,008,542	1,974,434	2,003,521	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	7,865,274	7,788,693	7,845,611	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	—	(4,785)	(1,382)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/21/2031	—	(13,145)	(13,345)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	4/21/2031	16,255,086	16,122,215	16,133,173	(15)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	570,259	568,368	565,982	(15)
Mr. Greens Intermediate, LLC	Services	Term Loan	10.74% (S + 6.25%; 1.00% Floor)	5/1/2029	6,217,720	6,068,217	6,217,720	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	5/1/2029	—	(57,664)	—	(6)(7)
Mr. Greens Intermediate, LLC	Services	Revolver	— (S + 6.25%; 1.00% Floor)	5/1/2029	—	(23,067)	—	(6)(7)
MSM Acquisitions, Inc.	Services	Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	8,252,621	8,201,710	7,324,202	(15)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	3,019,684	2,997,057	2,679,969	(15)
MSM Acquisitions, Inc.	Services	Revolver	10.65% (S + 6.00%; 1.00% Floor)	12/9/2026	1,252,619	1,217,829	1,111,700
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	370,113	368,458	328,475	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	8,731,371	8,576,853	8,709,542	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	—	(20,771)	(3,030)	(6)(7)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	7,712,495	7,647,473	7,693,214	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	4/9/2029	602,453	595,806	600,946	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	421,175	400,293	416,637	(6)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	3/21/2028	6,468,735	6,389,564	6,468,735	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor)	3/21/2028	—	(6,437)	—	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	9/10/2030	12,575,067	12,386,441	12,386,441	(15)
Nasuni Corporation	Software & Tech Services	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	—	(39,297)	(39,297)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,069,759	1,057,546	1,061,736	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/17/2027	—	(11,155)	—	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	4,113,331	4,073,803	4,082,481	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,771,920	1,760,545	1,758,630	(15)
Navigate360, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/17/2027	—	(5,526)	(4,532)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	2,220,366	2,195,673	2,203,713	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	9.60% (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	11,303,415	11,195,839	11,218,640	(15)
NC Topco, LLC	Software & Tech Services	Revolver	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	—	(12,314)	(9,690)	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	8/29/2031	—	(15,390)	(24,224)	(6)(7)
Netwrix Corporation	Software & Tech Services	Term Loan	9.26% (S + 4.75%; 0.75% Floor)	6/11/2029	12,422,736	12,407,060	12,422,736	(15)
Netwrix Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	6/11/2029	—	(1,627)	—	(6)(7)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Next Holdco, LLC	Software & Tech Services	Term Loan	10.27% (S + 5.75%; 0.75% Floor)	11/12/2030	9,215,474	9,093,168	9,215,474	(15)
Next Holdco, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 0.75% Floor)	11/9/2029	—	(10,883)	—	(6)(7)
Next Holdco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.75%; 0.75% Floor)	11/12/2030	—	(14,976)	—	(6)(7)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	6,979,740	6,885,544	6,979,740	(15)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	1,205,819	1,188,817	1,205,819	(15)
OPOC Acquisition, LLC	Healthcare	Revolver	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	60,598	51,509	51,509	(6)
OPOC Acquisition, LLC	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	—	(11,363)	(11,363)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	6,544,665	6,446,618	6,446,495	(15)
Pace Health Companies, LLC	Healthcare	Term Loan	9.72% (S + 5.25%; 1.00% Floor)	8/3/2026	5,034,634	5,027,374	5,034,634	(15)
Pace Health Companies, LLC	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	8/3/2026	—	(638)	—	(6)(7)
Pace Health Companies, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	8/3/2026	1,369,203	1,362,013	1,369,203	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	8/3/2026	193,169	187,768	193,169	(6)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	2/3/2031	9,268,297	9,195,466	9,221,956	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	2/3/2031	—	(8,224)	(4,718)	(6)(7)
PDI TA Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	9.99% (S + 5.50%; 0.75% Floor)	2/3/2031	1,204,647	1,195,250	1,204,647	(6)
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	12.07% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,135,814	7,281,745	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	— (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	—	(17,351)	—	(6)(7)
Penn TRGRP Holdings LLC	Software & Tech Services	Delayed Draw Term Loan	12.07% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	111,653	111,653	111,653	(6)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	5,810,088	5,777,093	5,795,563	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	492,171	487,666	490,941	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	1,231,606	1,218,289	1,228,527	(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	6/21/2030	20,533,885	20,225,876	20,174,542	(15)
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	6/21/2030	—	(47,550)	(69,346)	(6)(7)
Pieper Memorial, LLC	Healthcare	Term Loan	10.63% (S + 6.00%; 1.00% Floor)	11/2/2027	2,051,589	2,022,592	2,051,589	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	10.63% (S + 6.00%; 1.00% Floor)	11/2/2027	3,547,619	3,492,869	3,547,619	(6)(15)
Ping Identity Holding Corp.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	10/17/2029	12,003,362	11,787,673	12,003,362	(15)
Ping Identity Holding Corp.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	—	(19,269)	—	(6)(7)
Pinnacle Dermatology Management, LLC	Healthcare	Term Loan	10.27% (S + 5.75%; 0.75% Floor)	12/8/2028	5,509,835	5,424,963	4,917,528	(15)
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	10.38% (S + 5.75%; 0.75% Floor)	12/8/2028	643,349	638,557	574,189
Pinnacle Dermatology Management, LLC	Healthcare	Revolver	8.98% (S + 4.00%; 0.75% Floor)	12/8/2026	537,696	532,199	530,974
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	5,110,272	5,092,743	5,084,721	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	11.75% (S + 5.50%; 1.00% Floor)	1/4/2027	140,600	137,572	137,524	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	281,046	277,849	279,640	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	380,652	376,845	378,748	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	336,605	336,116	334,922	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	144,958	144,490	144,233	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	7,465,525	7,386,715	7,465,525	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	117,614	102,736	117,614	(6)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	10.12% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,027,903	8,971,696	(15)
Race Finco, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	8/16/2029	—	(11,235)	(13,720)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.10% (S + 5.75%; 1.00% Floor)	8/16/2029	1,829,395	1,717,321	1,732,849	(6)(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	11/20/2028	15,291,191	15,105,896	15,291,191	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	—	(11,820)	—	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	6/6/2025	2,861,633	2,793,661	28,616	(16)
Redwood Family Care Network, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/18/2026	—	(3,519)	(1,472)	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	7,711,388	7,645,959	7,692,110	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	5,712,057	5,677,763	5,697,777	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	4,281,817	4,213,403	4,271,112	(15)
REP TEC Intermediate Holdings, Inc.	Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	12/1/2027	11,912,193	11,883,010	11,912,193	(15)
REP TEC Intermediate Holdings, Inc.	Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	—	(3,715)	—	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/30/2031	6,460,812	6,365,194	6,363,900	(8)(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	(0)	(16,121)	(16,709)	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	8.85% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	189,791	189,369	(6)(8)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	11/12/2031	19,214,323	19,022,180	19,022,180	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	—	(25,810)	(25,810)	(6)(7)
Saab Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/12/2031	—	(25,810)	(25,810)	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	9/15/2028	—	(31,266)	—	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	1,682,812	1,654,986	1,670,191	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	17,149,457	16,848,791	17,020,837	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	3,496,560	3,432,154	3,470,336	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	—	(27,898)	(13,192)	(6)(7)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	984,321	977,792	984,321	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	568,850	557,473	568,850
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	430,196	427,015	430,196	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	494,802	489,027	494,802
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	3,934,410	3,919,134	3,934,410	(15)
Salisbury House, LLC	Healthcare	Revolver	10.47% (S + 5.75%; 1.00% Floor)	2/27/2026	353,156	349,021	353,156	(6)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,114,112	1,111,209	1,114,112	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,212,713	1,207,367	1,212,713	(15)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	10.18% (S + 5.50%; 1.00% Floor)	6/28/2028	4,593,596	4,529,732	4,111,268	(15)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.42% (S + 5.50%; 1.00% Floor)	6/28/2028	916,975	907,015	820,692	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	10.10% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	814,550	737,920

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	9.74% (S + 5.00%; 0.75% Floor; 3.00% PIK)	9/30/2031	14,334,215	14,196,964	14,190,872	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	9/30/2031	—	(16,632)	(17,238)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	—	(11,443)	(28,841)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	1,944,579	1,927,386	1,900,826	(15)
Sauce Labs Inc	Software & Tech Services	Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	7,579,945	7,500,763	7,409,396	(15)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	861,163	843,857	831,532	(6)(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	11.95% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	19,656,461	19,354,757	19,607,319	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.95% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	6,282,329	6,173,842	6,266,623	(15)
Saviynt, Inc.	Software & Tech Services	Revolver	— (S + 4.00%; 1.00% Floor)	12/22/2027	—	(9,180)	(1,524)	(6)(7)
SCA Buyer, LLC	Healthcare	Revolver	11.33% (S + 6.50%; 1.00% Floor)	1/20/2027	646,427	643,352	591,481
SCA Buyer, LLC	Healthcare	Term Loan	11.32% (S + 6.50%; 1.00% Floor)	1/20/2027	4,333,547	4,300,140	3,965,196	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	10,715,390	10,567,634	10,635,025	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	1,868,963	1,739,485	1,798,877	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	622,988	614,418	618,315
Securonix, Inc	Software & Tech Services	Term Loan	12.33% (S + 4.00%; 0.75% Floor; 3.75% PIK)	4/5/2028	8,546,314	8,463,714	7,114,807	(15)
Securonix, Inc	Software & Tech Services	Revolver	11.58% (S + 7.00%; 0.75% Floor)	4/5/2028	34,660	19,817	(223,012)	(6)(7)
Serrano Parent, LLC	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,780,135	20,783,327	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	—	(40,298)	(41,719)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	2,932,730	2,709,917	1,686,320	(15)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 7.50%; 1.00% Floor)	6/22/2026	626,535	578,624	360,258	(15)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	6/22/2026	—	(842)	—	(6)(7)(16)
Smile Brands, Inc.	Healthcare	Term Loan	12.68% (S + 4.50%; 0.75% Floor; 3.50% PIK)	10/12/2027	1,595,348	1,574,819	1,435,813	(15)
Smile Brands, Inc.	Healthcare	Revolver	15.35% (S + 4.50%; 0.75% Floor; 4.00% PIK)	10/12/2027	244,469	216,252	217,829	(6)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	13.16% (S + 4.50%; 0.75% Floor; 4.00% PIK)	10/12/2027	484,816	479,064	436,335
Soladoc, LLC	Software & Tech Services	Term Loan	9.39% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,820,508	5,697,825	(15)
Soladoc, LLC	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	—	(6,857)	(19,140)	(6)(7)
Spark DSO, LLC	Healthcare	Term Loan	12.49% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	6,930,713	6,897,472	6,826,752	(15)
Spark DSO, LLC	Healthcare	Revolver	12.49% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	267,759	255,456	255,319	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	12/15/2028	7,920,781	7,835,060	7,881,177	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.70% (S + 4.25%; 1.00% Floor)	12/15/2028	3,630,358	3,591,796	3,620,457	(6)(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	12/15/2028	—	(9,983)	(4,951)	(6)(7)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.25%; 1.00% Floor)	12/15/2028	—	(23,815)	—	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.70% (S + 5.25%; 1.00% Floor)	7/30/2027	4,268,824	4,245,326	4,226,136	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	7/30/2027	—	(1,309)	(3,102)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.70% (S + 5.25%; 1.00% Floor)	7/30/2027	566,197	557,012	560,535	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 1.00% Floor)	7/2/2029	19,976,331	19,976,331	19,976,331	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	9.07% (S + 4.75%; 1.00% Floor)	7/2/2029	1,112,360	1,100,252	1,112,360	(6)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	8/20/2027	7,073,460	7,025,868	7,073,460	(15)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	—	(1,950)	—	(6)(7)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	12/16/2026	5,685,153	5,663,139	5,656,727	(15)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	10.18% (S + 5.75%; 1.00% Floor)	12/16/2026	149,216	147,023	146,232	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	4,743,523	4,733,351	4,743,523	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	10.76% (S + 6.00%; 1.00% Floor)	8/15/2025	552,426	551,081	552,426	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	1,118,347	1,117,298	1,118,347	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	1,700,291	1,695,637	1,700,291	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.66% (S + 6.00%; 1.00% Floor)	8/15/2025	1,688,254	1,682,571	1,688,254	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.67% (S + 6.00%; 1.00% Floor)	8/15/2025	3,167,360	3,156,597	3,167,360	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	10.97% (S + 6.50%; 1.00% Floor)	1/22/2027	1,186,308	1,163,838	1,198,171	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	1/22/2027	2,169,060	2,136,524	2,169,060	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	9.22% (S + 4.75%; 1.00% Floor)	1/22/2027	1,552,161	1,531,363	1,552,161	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Revolver	11.73% (S + 6.00%; 1.00% Floor)	1/22/2027	739,815	731,453	739,815	(6)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	8,090,784	8,027,781	8,090,784	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	11,526,100	11,439,393	11,526,100	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	10.58% (S + 6.00%; 0.75% Floor)	7/31/2030	12,899,463	12,705,971	12,705,971	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	10.58% (S + 6.00%; 0.75% Floor)	7/31/2030	370,929	370,929	352,502	(6)
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 0.75% Floor)	7/31/2030	—	(17,186)	(18,427)	(6)(7)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.21% (S + 3.75%; 1.00% Floor)	8/31/2028	20,328,272	20,253,407	20,328,272	(6)(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	3/26/2026	8,503,727	8,408,459	8,461,208	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.58% (S + 6.25%; 0.50% Floor)	3/26/2026	4,613,481	4,603,676	4,601,948	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.75%; 0.50% Floor)	3/26/2026	4,613,481	4,603,363	4,590,414	(15)
Unanet, Inc	Software & Tech Services	Term Loan	10.51% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,841,068	11,822,998	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	9.80% (S + 5.25%; 0.75% Floor)	12/9/2030	1,850,997	1,813,569	1,813,092	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/9/2030	—	(28,550)	(30,954)	(6)(7)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/9/2030	—	(3,984)	(5,400)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	262,429	258,017	261,117	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	303,630	299,963	302,112	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	2,703,690	2,687,374	2,690,172	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	320,779	318,842	319,175	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	687,340	687,340	683,903	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	135,701	134,346	135,022	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	474,953	472,342	472,578	(15)

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	—	(1,637)	(1,147)	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	9.38% (S + 5.00%; 0.75% Floor)	8/25/2031	138,480	129,248	133,864	(6)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/25/2031	—	(11,540)	—	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,940,785	5,970,789	(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	—	(9,872)	(12,001)	(6)(7)
Vectra AI, Inc.	Software & Tech Services	Term Loan	9.97% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,490,164	8,490,072	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,128,630	1,127,972	(6)(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.69% (S + 5.25%; 0.75% Floor)	5/24/2028	2,006,737	1,985,713	2,006,737	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	5/24/2028	20,877,300	20,694,752	20,877,300	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	9.58% (S + 5.25%; 0.75% Floor)	5/24/2028	5,799,250	5,761,113	5,799,250	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	—	(10,154)	—	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	9.83% (S + 5.25%; 1.00% Floor)	3/1/2030	4,871,100	4,784,022	4,822,389	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	3/1/2030	—	(8,705)	—	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	9.69% (S + 5.25%; 1.00% Floor)	3/1/2030	60,529	47,462	52,963	(6)
Veracross LLC	Software & Tech Services	Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	14,173,949	14,049,535	14,173,949	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	1,821,742	1,780,094	1,821,742	(15)
Veracross LLC	Software & Tech Services	Revolver	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	620,978	609,537	620,978	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	10.59% (S + 6.00%; 1.00% Floor)	6/11/2029	3,360,201	3,282,681	3,326,599	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	10.59% (S + 6.00%; 1.00% Floor)	6/11/2029	168,010	157,649	168,010	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	6/11/2029	—	(8,363)	(3,734)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,575,636	5,639,538	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.76% (S + 5.25%; 0.75% Floor)	3/21/2031	1,978,785	1,927,123	1,978,785	(6)(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	(0)	(18,464)	(3,533)	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.44% (S + 5.00%; 1.00% Floor)	10/2/2028	1,348,447	1,334,244	1,348,447	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	10/2/2028	—	(4,382)	—	(6)(7)
Wealth Enhancement Group, LLC	Financials	Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	6,168,087	6,158,130	6,168,087	(15)
Wealth Enhancement Group, LLC	Financials	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	—	(1,459)	—	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	1,344,589	1,341,293	1,344,589	(15)
Webster Equity Partners III-A, L.P.	Financials	Delayed Draw Term Loan	15.44% (S + 3.50%; 2.00% Floor; 7.35% PIK)	4/1/2027	5,444,483	5,241,318	5,361,051	(6)(8)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	11.91% (S + 7.25%; 1.00% Floor)	3/17/2028	11,262,748	11,104,647	10,361,728	(15)
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	11.86% (S + 7.25%; 1.00% Floor)	3/17/2028	1,501,925	1,471,787	1,258,549	(6)
West Dermatology Management Holdings, LLC	Healthcare	Revolver	11.95% (S + 7.25%; 1.00% Floor)	3/17/2028	1,253,284	1,233,753	1,153,021
Wolverine Seller Holdings, LLC	Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	1/17/2030	6,654,065	6,541,636	6,654,065	(15)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	1/17/2030	579,219	542,608	579,219	(6)(15)
Wolverine Seller Holdings, LLC	Services	Revolver	— (S + 5.00%; 0.75% Floor)	1/17/2030	—	(18,837)	—	(6)(7)
Your Part-Time Controller, LLC	Services	Term Loan	9.85% (S + 5.50%; 1.00% Floor)	11/14/2029	6,838,632	6,723,303	6,838,632	(15)
Your Part-Time Controller, LLC	Services	Revolver	— (S + 5.50%; 1.00% Floor)	11/14/2029	—	(10,221)	—	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	—	—	(6)
Zendesk, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	—	—	(6)
Zendesk, Inc.	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	13,648,111	13,648,111	13,648,111	(15)
Total U.S. 1st Lien/Senior Secured Debt						1,565,171,913	1,548,035,015

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt 0.47%
Symplr Software, Inc.	Software & Tech Services	Term Loan	12.56% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,095,849	2,825,397	(15)
Total U.S. 2nd Lien/Junior Secured Debt						3,095,849	2,825,397

Total U.S. Corporate Debt						1,568,267,762	1,550,860,412
Canadian Corporate Debt 3.98%
Canadian 1st Lien/Senior Secured Debt 3.98%
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	10/27/2028	8,588,145	8,538,539	8,588,145	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.49% (S + 5.00%; 0.75% Floor)	10/30/2028	1,194,390	1,189,403	1,194,390	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	13,258,433	13,167,854	13,258,433	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Delayed Draw Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	1,024,233	1,019,406	1,024,233	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Revolver	12.75% (S + 6.25%; 1.00% Floor)	12/4/2025	119,558	112,997	119,558	(6)(8)
Total Canadian 1st Lien/Senior Secured Debt						24,028,199	24,184,759
Total Canadian Corporate Debt						24,028,199	24,184,759
Luxembourg Corporate Debt 1.66%
Luxembourg 1st Lien/Senior Secured Debt 1.66%
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	11.01% (S + 6.50%; 1.50% Floor)	5/23/2031	10,088,201	9,994,079	10,088,201	(6)(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						9,994,079	10,088,201
Total Luxembourg Corporate Debt						9,994,079	10,088,201

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock 1.29%							(18)
Alphasense, LLC	Series C Preferred	Software & Tech Services	6/1/2021	23,961	369,843	802,769	(8)
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Software & Tech Services	12/23/2019	65,614	349,977	274,087
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	219,083
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	54,861
Degreed, Inc.	Series C-1 Preferred	Software & Tech Services	6/19/2019	43,819	278,541	220,981
Degreed, Inc.	Series D Preferred	Software & Tech Services	4/30/2021	16,943	278,308	217,184
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software & Tech Services	6/23/2022	1,345	1,311,760	1,835,648
Netskope, Inc.	Series G Preferred	Software & Tech Services	1/27/2020	36,144	302,536	448,362
Ntiva Investments, LLC	Class A Preferred Units	Digital Infrastructure & Services	1/24/2022	333,937	272,826	321,471
Phenom People, Inc.	Series C Preferred	Software & Tech Services	1/10/2020	35,055	220,610	528,568
Swyft Parent Holdings LP	Preferred Units	Software & Tech Services	2/7/2022	850,470	758,389	603,899
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Software & Tech Services	11/30/2018	1,196	1,160,531	2,179,320
Vectra AI, Inc.	Series F Preferred	Software & Tech Services	5/28/2021	17,064	131,095	115,780
Total U.S. Preferred Stock					5,811,942	7,822,013
France Preferred Stock 0.03%							(18)
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	24,472	206,755	206,715	(8)
Total France Preferred Stock					206,755	206,715
							(18)
US Common Stock 1.63%
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	28,002
Artemis Investor Holdings, LLC	Class A Units	Services	1/22/2021	38,551	385,509	394,187
Brightspot Holdco, LLC	Non-Voting Common Units	Software & Tech Services	11/16/2021	433,207	433,207	473,156
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Services	11/14/2021	138,390	138,390	213,195
CN Co-Invest, LP	Units	Digital Infrastructure & Services	10/31/2023	776,334	776,334	719,786
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	375,960
Freddy's Acquisition	Units	Consumer Non-Cyclical	3/3/2021	72,483	72,483	162,168
GSV Medsuite Investments, LLC	Class A Units	Healthcare	12/22/2021	86,555	85,705	65,189
GSV Vehlo Investments, LLC	Class A Units	Software & Tech Services	5/20/2022	150,297	150,297	198,062
INH Group Holdings, LLC	Common Units	Healthcare	1/31/2019	484,552	484,552	—
Leeds FEG Investors, LLC	Class A Units	Consumer Non-Cyclical	11/20/2017	320	321,309	296,473
Moon Topco, L.P.	Units	Software & Tech Services	4/19/2021	3,600	35,999	97,600
MyKaarma Holdings LP	Class A Common Units	Software & Tech Services	3/18/2022	257,031	257,031	575,776
NEPCORE Parent Holdings LLC	Units	Digital Infrastructure & Services	10/21/2021	98	97,884	19,567
Neutral Connect, LLC	Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	199,947
Ntiva Investments, LLC	Class A Common Units	Digital Infrastructure & Services	1/24/2022	333,937	61,110	97,343
Pamlico Avant Holdings L.P.	Class A Units	Digital Infrastructure & Services	12/1/2021	236,307	236,307	458,919
Ranger Lexipol Holdings, LLC	Class A-1 Units	Software & Tech Services	11/18/2021	437	359,487	462,231
Ranger Lexipol Holdings, LLC	Class B Units	Software & Tech Services	11/18/2021	433	77,371	137,766
REP AOM Holdings, LLC	Class A Units	Healthcare	2/15/2022	290,393	18,979	1,187,009
REP Coinvest III AGP Blocker, L.P.	Units	Healthcare	10/14/2021	590,203	590,203	1,351,261
REP COINVEST III OMNI, L.P.	Units	Services	2/4/2021	193,770	53,301	131,764
REP Coinvest III TEC, L.P.	Class A Units	Services	6/18/2020	167,509	190,658	261,131
REP RO Coinvest IV-A, L.P.	Class A Units	Services	12/28/2022	66,441,840	664,418	522,632
RFCN Parent, LP	Class A Units	Healthcare	6/18/2021	77	78,284	90,965
SBS Super Holdings, LLC	Class A Voting Units	Healthcare	5/12/2023	21	—	—	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Healthcare	5/12/2023	100	10	—	(5)
Singularity Topco LLC	Common Units	Software & Tech Services	9/30/2022	329,116	953,133	518,296
Stripe, Inc.	Class B Common Stock	Software & Tech Services	5/17/2021	4,158	166,854	119,085
Swyft Parent Holdings LP	Common Units	Software & Tech Services	2/7/2022	4,485	53,048	—
Thrive Parent, LLC	Class L Units	Digital Infrastructure & Services	1/22/2021	102,108	271,128	756,921
Total U.S. Common Stock					7,667,275	9,914,391
France Common Stock 0.07%
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	75,889	416,757	416,758	(8)
Total France Common Stock					416,757	416,758
Luxembourg Common Stock 0.13%
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software & Tech Services	10/18/2024	770,000	843,179	796,988	(8)
Total Luxembourg Common Stock					843,179	796,988

See notes to Unaudited Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Warrants 0.23%							(18)
Alphasense, LLC	Series B Warrants	Software & Tech Services	6/2/2020	40,394	35,185	1,073,591	(8)
Degreed, Inc.	Series C-1 Warrants	Software & Tech Services	5/31/2019	26,294	46,823	38,580
Degreed, Inc.	Series D Warrants	Software & Tech Services	4/11/2021	7,624	—	3,784
Degreed, Inc.	Common Warrants	Software & Tech Services	8/31/2022	9,374	41,527	17,959
Scylla DB Ltd	Series C-1 Warrants	Software & Tech Services	9/9/2022	239,984	43,880	187,094
Vectra AI, Inc.	Warrants	Software & Tech Services	3/18/2021	35,156	58,190	96,278
Total U.S. Warrants					225,605	1,417,286
United Kingdom Warrants 0.05%
Global WebIndex Holdings Limited	Warrants	Software & Tech Services	12/30/2020	11,776	159,859	286,071
Total United Kingdom Warrants					159,859	286,071
French Warrants 0.00%
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	—	(8)
Total French Warrants					8,561	—

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies 3.97%
AB Equity Investors, L.P.	LP Interests			13,872,011	13,872,011	16,441,109	(11)
Falcon Co-Investment Partners, L.P.	Units			837,445	837,445	838,282	(11)
GHP E AGGREGATOR, LLC	Units			417,813	186,588	704,014	(11)
GHP-EIP Aggregator, LLC	Common Units			51,191	174,608	-	(11)
GTCR A-1 Investors LP	Units			1,100,000	1,100,000	1,100,000	(8)(11)
Magenta Blocker Aggregator LP	Units			821,396	676,978	1,183,632	(11)
Orangewood WWB Co-Invest, L.P.	Units			829,314	786,428	1,302,023	(11)
ORCP III Triton Co-Investors, L.P.	Units			341,592	-	1,153,215	(11)
OSS SPV LP	Units			277,533	259,500	499,559	(11)
Palms Co-Investment Partners D, L.P.	Units			261,450	261,450	295,438	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units			541	368,990	551,333	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units			32,450	171,840	4,024	(11)
Total U.S. Investment Companies					18,695,838	24,072,629
Canadian Investment Companies 0.05%							(18)
GHP SPV-2, L.P.	Units			271,942	271,942	283,082	(8)(11)
Total Canadian Investment Companies					271,942	283,082
Total Investments					1,636,597,753	1,630,349,305

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents 7.41%							(13)
Blackrock T Fund I			4.34%	16,728,975	16,728,975	16,728,975	(9)(14)(15)
State Street Institutional US Government Money Market Fund			4.42%	7,922,941	7,922,941	7,922,941	(9)(14)
US Bank MMDA GCTS Money Market			3.73%	20,306,417	20,306,417	20,306,417	(9)(14)(15)
Total Cash Equivalents					44,958,333	44,958,333
Cash 1.19%
US Dollar					7,220,521	7,220,521	(13)
Total Cash					7,220,521	7,220,521
Total Cash and Cash Equivalents					52,178,854	52,178,854
LIABILITIES IN EXCESS OF OTHER ASSETS — (177.17%)						$(1,075,476,614)
NET ASSETS—100.00%						$607,051,545

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

June 30, 2025

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. The total Capital Commitments of investors in the Fund as of June 30, 2025 is $758,164,825, of which approximately 25% or $190,343,827 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025, the Fund had certain investments held in five portfolio companies on non-accrual status, which represented 1.18% and 0.12% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2024, the Fund had certain investments held in five portfolio companies on non-accrual status, which represented 1.31% and 0.18% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of June 30, 2025 and December 31, 2024, the Fund had no excise tax payable.

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

For the three and six months ended June 30, 2025, the Fund recorded income tax expense of $161,196 and $378,079, respectively. For the three and six months ended June 30, 2024, the Fund recorded income tax expense of $91,736 and $179,306, respectively. As of June 30, 2025, and December 31, 2024, $269,894 and $288,433, respectively, of accrued income taxes remained payable.

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

3. Related Party Transactions

Advisory Agreement

On March 24, 2022, the Fund entered into the second amended and restated investment advisory agreement (the “Second Amended and Restated Advisory Agreement”), replacing the amended and restated advisory agreement and the advisory agreement the Fund entered into with the Adviser on November 13, 2019 and July 27, 2017, respectively, pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.375%, in addition to the incentive fee described in the following paragraphs. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears but will be accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid.

For the three and six months ended June 30, 2025, the Fund incurred a management fee of $5,830,989 and $11,465,958, respectively. For the three and six months ended June 30, 2024, the Fund incurred a management fee of $4,911,685 and $9,558,202, respectively. As of June 30, 2025, and December 31, 2024, $5,830,990 and $5,451,281, respectively, of accrued management fee remained payable.

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

For the three and six months ended June 30, 2025, the Fund incurred income-based incentive fees of $3,442,968 and $6,927,075, respectively. For the three and six months ended June 30, 2024, the Fund incurred income-based incentive fees of $3,250,337 and $6,492,093, respectively. As of June 30, 2025 and December 31, 2024, $3,442,967 and $3,352,536, respectively, of accrued income-based incentive fees remained payable.

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

While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three and six months ended June 30, 2025 and June 30, 2024. As of June 30, 2025 and December 31, 2024, $0 and $0, respectively, of capital gains incentive fee remained payable.

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

As of June 30, 2025, the amount of Expense Payments provided by the Adviser since inception is $4,874,139, of which $4,199,150 has been reimbursed. The remainder is no longer subject to reimbursement.

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

For the three and six months ended June 30, 2025, the Fund recorded $41,883 and $80,253, respectively, in transfer agent fees. For the three and six months ended June 30, 2024, the Fund recorded $27,837 and $66,525, respectively, in transfer agent fees. As of June 30, 2025 and December 31, 2024, $41,885 and $37,384, respectively, of accrued transfer agent fees remained payable.

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

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the six months ended June 30, 2025
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	60,364	2,415	—	—	(2,839)	59,940	—
Delaware Valley Management Holdings, Inc.	112,977	4,520	—	—	(5,313)	112,184	—
Delaware Valley Management Holdings, Inc.	89,190	3,568	—	—	(4,236)	88,522	—
Delaware Valley Management Holdings, Inc.	573,457	22,944	—	—	(26,972)	569,429	—
Total Non-Controlled Affiliates	$835,988	$33,447	$—	$—	$(39,360)	$830,075	$—

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the six months ended June 30, 2024
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class B Units)	$—	$—	$—	$—	$—	—	$—
Delaware Valley Management Holdings, Inc.	237,136	—	(164,289)	—	8,474	81,321	—
Delaware Valley Management Holdings, Inc.	624,645	—	(530,875)	—	58,508	152,278	—
Delaware Valley Management Holdings, Inc.	350,292	—	(270,490)	—	40,417	120,219	—
Delaware Valley Management Holdings, Inc.	2,252,790	—	(1,696,893)	—	216,652	772,549	—
Total Non-Controlled Affiliates	$3,464,863	$—	$(2,662,547)	$—	$324,051	$1,126,367	$—

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

4. Borrowings

Credit Facilities

HSBC Credit Facility

On July 8, 2021, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending

Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund has entered into a number of amendments to the 2021 HSBC Credit Facility through May 6, 2025, the latest details of which are reflected in the notes below.

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

As of June 30, 2025, the maximum commitment under the 2021 HSBC Credit Facility was $350,000,000, and the Fund’s facility sublimit was $60,000,000. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. Any amounts borrowed under the 2021 HSBC Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on May 5, 2026. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

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

As of June 30, 2025, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the Synovus Credit Facility bear interest based on SOFR for the relevant interest period, plus a spread of 2.50% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) December 20, 2027 or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. The availability period with respect to the revolving commitments under the Synovus Credit Facility will terminate on December 20, 2026. Borrowing under the Synovus Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

Natixis Credit Facility

On April 21, 2023, ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding IV”), entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator. ABPCIC Funding IV has entered into a number of amendments of the Natixis Credit Facility through April 21, 2025, the latest details of which are reflected in the notes below.

As of June 30, 2025, the Natixis Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $175,000,000, and the total Class A-T commitment as of the closing date is $25,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate plus a spread of 2.25%. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on October 21, 2025.

The Natixis Credit Facility is secured by ABPCIC Funding IV’s right, title and interest in the pledged collateral, which includes (but is not limited to): all collateral loans; the custodial accounts, the eligible accounts, and the eligible investments; cash, money, securities, reserves and other property of ABPCIC Funding IV; all related property; and certain agreements entered into in connection with the Natixis Credit Facility. The stated maturity date of the Natixis Credit Facility is October 21, 2033.

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

As of June 30, 2025, the MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the MUFG Credit Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the MUFG Credit Agreement, in each case, plus an applicable spread of 2.10% per annum or 2.60% per annum for borrowings utilized for certain purchases. Interest is payable quarterly in arrears. Any amounts borrowed under the MUFG Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) September 19, 2029 or (ii) upon certain other events which result in accelerated maturity under the MUFG Credit Facility. The availability period with respect to the revolving commitments under the MUFG Credit Facility will terminate on September 19, 2026. Borrowing under the MUFG Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

The NatWest Facility Agreement provides for borrowings in an aggregate amount up to $75,000,000. Borrowings under the NatWest Facility Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the NatWest Facility Agreement, in each case, plus 2.10%. Interest is payable quarterly in arrears. Any amounts borrowed under the NatWest Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) March 21, 2032 or (ii) upon certain other events which result in accelerated maturity under the NatWest Facility Agreement. The availability period with respect to the NatWest Facility Agreement will terminate on March 21, 2028. Borrowing under the NatWest Credit Facility is subject to certain restrictions contained in the 1940 Act.

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

The Fund incurred certain customary fees, costs and expenses in connection with the closing of the NatWest Credit Facility.

The Fund’s outstanding borrowings through the Credit Facilities as of June 30, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$60,000,000	$20,000,000	$40,000,000	$20,000,000
Synovus	200,000,000	191,500,000	8,500,000	191,500,000
Natixis	200,000,000	190,000,000	10,000,000	190,000,000
MUFG	150,000,000	127,300,000	22,700,000	127,300,000
NatWest	75,000,000	55,000,000	20,000,000	55,000,000
Total	$685,000,000	$583,800,000	$101,200,000	$583,800,000

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$10,000,000	$30,000,000	$10,000,000
Synovus	200,000,000	188,250,000	11,750,000	188,250,000
Natixis	200,000,000	200,000,000	—	200,000,000
MUFG	150,000,000	104,000,000	46,000,000	104,000,000
Total	$590,000,000	$502,250,000	$87,750,000	$502,250,000

As of June 30, 2025 and December 31, 2024, deferred financing costs were $2,930,205 and $2,835,743, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$103,000,000	S + 1.40%	$102,409,022
Class A-1-LR Senior Secured Floating Rate Note (“Class A-1-LR”)	$100,000,000	S + 1.40%	$99,426,235
Class A-2-RR Senior Secured Deferrable Floating Rate Note (“Class A-2-RR”)	$14,000,000	S + 1.60%	$13,919,673
Class B-RR Senior Secured Deferrable Floating Rate Note (“Class B-RR”)	$21,000,000	S + 1.70%	$20,879,509
Class C-RR Secured Deferrable Floating Rate Note (“Class C-RR”)	$28,000,000	S + 2.00%	$—	*
Subordinated Notes	$80,300,000	N/A	$—	*

* Class C-RR and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $1,365,561 respectively, as of June 30, 2025 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2024
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-R Senior Secured Floating Rate Note (“Class A-1-R”)	$98,250,000	S + 1.83%	$98,041,837
Class A-1-L Senior Secured Floating Rate Note (“Class A-1-L”)	$75,000,000	S + 1.83%	$74,841,098
Class A-1-F Senior Secured Fixed Rate Note (“Class A-1-F”)	$30,000,000	4.305%	$29,936,439
Class A-2-R Senior Secured Deferrable Floating Rate Note (“Class A-2-R”)	$43,500,000	S + 2.25%	$43,407,837
Class B-R Senior Secured Deferrable Floating Rate Note (“Class B-R”)	$19,250,000	S + 3.10%	$—	*
Class C-R Secured Deferrable Floating Rate Note (“Class C-R”)	$20,125,000	S + 4.15%	$—	*
Subordinated Notes	$61,320,000	N/A	$—	*

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of June 30, 2025, and December 31, 2024 were as follows:

	June 30, 2025
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 2.60%	$226,756,267
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 3.65%	$35,803,621
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 4.55%	$35,803,621
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 6.90%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

* Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $1,636,491 respectively, as of June 30, 2025 and are reflected on the consolidated statements of assets and liabilities.

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

As of June 30, 2025 there were no outstanding secured borrowings. Secured Borrowings outstanding as of December 31, 2024 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Bonterra LLC	9/6/2024	120 days or less from trade date	2.37	$2,319,165
Colo Holdings, LLC	9/5/2024	120 days or less from trade date	2.37	525,952
				$2,845,117

As of June 30, 2025 and December 31, 2024, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Credit Facilities, Notes, and Secured Borrowings were $1,118,797,948 and $1,049,241,086, respectively.

Interest Expense on Borrowings

For the three and six months ended June 30, 2025 and June 30, 2024, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Interest and borrowing expenses	$17,908,211	$19,341,334	$36,075,200	$36,726,294
Commitment fees	212,855	136,963	307,183	350,672
Amortization of discount, debt issuance and deferred financing costs	1,157,189	414,722	2,449,195	1,757,962
Total	$19,278,255	$19,893,019	$38,831,578	$38,834,928
Weighted average interest rate(1)	6.66%	8.69%	6.78%	8.73%
Average outstanding balance	$1,078,403,846	$918,021,766	$1,072,429,274	$894,419,416

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
•
For investments not valued by an independent valuation firm, the Adviser will determine the valuation;
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

As part of the valuation process, the Fund will take into account relevant factors in determining the fair value of its investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Fair Value Committee or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.

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

The following table summarizes the valuation of the Fund’s investments as of June 30, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$49,162,851	$—	$—	$49,162,851
Total Cash Equivalents	$49,162,851	$—	$—	$49,162,851

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,686,015,703	$1,686,015,703
2nd Lien/Junior Secured Debt	—	—	2,809,744	2,809,744
Preferred Stock	—	—	7,829,103	7,829,103
Common Stock	—	100,760	10,551,539	10,652,299
Warrants	—	—	1,937,386	1,937,386
Total	$—	$100,760	$1,709,143,475	$1,709,244,235
Investments valued at NAV as a practical expedient#				$26,649,771
Total assets#				$1,735,894,006

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$44,958,333	$—	$—	$44,958,333
Total Cash Equivalents	$44,958,333	$—	$—	$44,958,333

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,582,307,975	$1,582,307,975
2nd Lien/Junior Secured Debt	—	—	2,825,397	2,825,397
Preferred Stock	—	—	8,028,728	8,028,728
Common Stock	—	131,764	10,996,373	11,128,137
Warrants	—	—	1,703,357	1,703,357
Total	$—	$131,764	$1,605,861,830	$1,605,993,594
Investments valued at NAV as a practical expedient#				24,355,711
Total assets#				$1,630,349,305

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Preferred Stock	Common Stock and LP Interests	Warrants	Total
Balance as of January 1, 2025	$1,582,307,975	$2,825,397	$8,028,728	$10,996,373	$1,703,357	$1,605,861,830
Purchases (including PIK)	253,653,604	—	—	1,158,185	—	254,811,789
Sales and principal payments	(148,530,996)	—	(720,296)	(2,559,488)	—	(151,810,780)
Realized Gain (Loss)	120,890	—	234,943	2,251,101	—	2,606,934
Net Amortization of Premium/Discount	4,162,513	3,437	—	—	—	4,165,950
Net Change in Unrealized Appreciation (Depreciation)	(5,698,283)	(19,090)	285,728	(1,294,632)	234,029	(6,492,248)
Balance as of June 30, 2025	$1,686,015,703	$2,809,744	$7,829,103	$10,551,539	$1,937,386	$1,709,143,475
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(4,707,670)	$(19,090)	$285,728	$328,187	$234,029	$(3,878,816)

For the six months ended June 30, 2025, there were no transfers into or out of Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Preferred Stock	Common Stock	Warrants	Total
Balance as of January 1, 2024	$1,270,762,647	$9,205,885	$8,777,660	$10,039,580	$1,290,859	$1,300,076,631
Purchases (including PIK)	513,442,490	—	—	1,232,430	—	514,674,920
Sales and principal payments	(216,214,013)	(6,537,711)	(771,864)	—	—	(223,523,588)
Realized Gain (Loss)	733,497	—	173,651	—	—	907,148
Net Amortization of Premium/Discount	6,586,088	54,939	—	—	—	6,641,027
Transfers Out	—	—	(368,990)	(1,813,344)	—	(2,182,334)
Net Change in Unrealized Appreciation (Depreciation)	6,997,266	102,284	218,271	1,537,707	412,498	9,268,026
Balance as of December 31, 2024	$1,582,307,975	$2,825,397	$8,028,728	$10,996,373	$1,703,357	$1,605,861,830
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$5,470,146	$134,565	$260,473	$1,542,159	$412,498	$12,454,985

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2025 and December 31, 2024, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,624,229,222	Market Yield Analysis	Market Yield	6.8% - 25.1% (9.9%)	Decrease
	1,255,289	Liquidation Value	Recovery Rate	1.0% - 34.5% (33.7%)	Increase
	830,073	Recent Transaction	Transaction Price	N/A	N/A
	59,701,119	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,809,744	Market Yield Analysis	Market Yield	16.5%	Decrease
Common Stock	7,578,629	Market Approach	EBITDA Multiple	7.3x - 24.6x (15.5x)	Increase
	1,829,343	Market Approach	Revenue Multiple	0.3x - 22.5x (7.9x)	Increase
	183,206	Market Approach	Other Cashflow Multiple	N/A	Increase
	431,245	Recent Transaction	Transaction Price	N/A	N/A
Limited Partnership Interests	529,116	Recent Purchase	Purchase Price	N/A	N/A
Preferred Stock	4,125,439	Market Approach	EBITDA Multiple	12.5x - 23.5x (17.5x)	Increase
	3,122,618	Market Approach	Revenue Multiple	2.8x - 9.3x (7.1x)	Increase
	344,733	Market Yield Analysis	Market Yield	15.5%	Decrease
	236,313	Recent Transaction	Transaction Price	N/A	N/A
Warrants	1,937,386	Market Approach	Revenue Multiple	4.6x - 8.3x (7.7x)	Increase
Total Assets	$1,709,143,475

(1)
Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,430,997,418	Market Yield Analysis	Market Yield	8.3% - 25.6% (10.4%)	Decrease
	$2,046,578	Market Approach	EBITDA Multiple	5.8X	Increase
	$39,019	Liquidation Value	Asset Value	N/A	Increase
	$25,276,091	Expected Repayment	Redemption Price	N/A	Increase
	$835,988	Recent Transaction	Transaction Price	N/A	N/A
	$123,112,881	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	$2,825,397	Market Yield Analysis	Market Yield	0.163	Decrease
Common Stock	$6,479,153	Market Approach	EBITDA Multiple	7.3x - 25.0x (13.4x)	Increase
	$1,884,375	Market Approach	Revenue Multiple	0.3x - 15.0x (8.0x)	Increase
	$756,921	Expected Repayment	Redemption Price	N/A	Increase
	$416,758	Recent Transaction	Transaction Price	N/A	N/A
	$199,947	Market Approach	Other Cashflow Multiple	16.0x	Increase
	$462,231	Market Yield Analysis	Market Yield	13.6%	Decrease
	$796,988	Recent Purchase	Purchase Price	N/A	Increase
Preferred Stock	$603,899	Market Approach	EBITDA Multiple	13.0x	Increase
	$2,881,675	Market Approach	Revenue Multiple	3.0x - 9.3x (7.1x)	Increase
	$4,336,439	Market Yield Analysis	Market Yield	15.0% - 19.6% (17.3%)	Decrease
	$206,715	Recent Transaction	Transaction Price	N/A	N/A
Warrants	$1,703,357	Market Approach	Revenue Multiple	5.0x - 8.1x (7.6x)	Increase
Total Assets	$1,605,861,830

(1)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2025 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
CLO VI Class A-1-R Senior Secured Floating Rate Note	$102,409,022	$104,287,500	$—	$—	$104,287,500
CLO VI Class A-1-L Senior Secured Floating Rate Note	99,426,235	101,250,000	—	—	101,250,000
CLO VI Class A-1-F Senior Secured Fixed Rate Note	13,919,673	14,210,000	—	—	14,210,000
CLO VI Class A-2-R Senior Secured Deferrable Floating Rate Note	20,879,509	21,315,000	—	—	21,315,000
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	226,756,267	229,140,000	—	—	229,140,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,803,621	36,270,000	—	—	36,270,000
CLO XIII Class C Secured Deferrable Floating Rate Note (“Class C”)	35,803,621	36,270,000	—	—	36,270,000
Total	$534,997,948	$542,742,500	$—	$—	$542,742,500

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $3,002,052, respectively, as of June 30, 2025 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments & Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of June 30, 2025 and December 31, 2024 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2025 and December 31, 2024:

			6/30/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
123.Net, LLC	Delayed Draw Term Loan	7/19/2026	$1,062,248	$(7,967)	$1,522,707	$(15,227)
AAH Topco, LLC	Revolver	12/22/2027	787,273	(3,936)	787,273	(11,809)
AAH Topco, LLC	Delayed Draw Term Loan	3/31/2027	3,219,171	(16,096)	—	—
AAH Topco, LLC	Delayed Draw Term Loan	11/1/2025	—	—	1,044,316	(10,443)
Admiral Buyer, Inc.	Revolver	12/6/2029	1,401,522	(7,008)	1,401,522	—
Admiral Buyer, Inc.	Delayed Draw Term Loan	8/17/2026	533,691	—	727,761	—
Admiral Buyer, Inc.	Delayed Draw Term Loan	2/8/2027	257,534	—	—	—
Airwavz Solutions Inc.	Revolver	3/31/2027	434,778	—	652,740	(8,159)
Airwavz Solutions Inc.	Delayed Draw Term Loan	5/4/2026	2,725,895	—	5,075,881	(25,379)
Amercare Royal LLC	Delayed Draw Term Loan	9/10/2026	1,925,351	(28,880)	1,925,351	-
Amercare Royal LLC	Revolver	9/10/2030	295,013	(5,900)	201,851	(1,009)
AOM Acquisition, LLC.	Revolver	2/18/2027	—	—	1,218,605	—
AppViewX, Inc.	Revolver	12/24/2031	1,846,640	(18,466)	1,846,640	(18,466)
AppViewX, Inc.	Delayed Draw Term Loan	3/31/2027	1,908,194	—	1,908,194	—
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/26/2027	983,608	—	983,608	—
Artifact Bidco, Inc.	Revolver	7/26/2030	233,786	—	233,786	—
Artifact Bidco, Inc.	Revolver	7/26/2030	477,753	—	477,753	—
Avalara, Inc	Revolver	10/19/2028	—	—	1,065,375	—
Avant Communications, LLC	Revolver	11/30/2026	566,910	—	566,910	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,137,723	—	1,137,723	—
Banneker V Acquisition, Inc.	Revolver	12/4/2025	—	—	777,125	—
BHG Holdings, LLC	Revolver	4/22/2032	1,619,055	(28,333)	—	—
BHG Holdings, LLC	Delayed Draw Term Loan	4/22/2027	3,667,902	(32,094)	—	—
Bonterra LLC	Revolver	3/5/2032	840,226	(8,402)	—	—
Bonterra LLC	Delayed Draw Term Loan	3/5/2027	1,067,760	(5,339)	—	—
Bonterra LLC	Revolver	9/8/2027	—	—	414,630	(1,037)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	(5,831)	777,494	(9,719)

			6/30/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/1/2026	1,474,224	(3,686)	3,324,983	(41,562)
Brightspot Buyer, Inc.	Revolver	11/16/2027	680,292	(11,905)	680,292	(10,204)
BRP2 HOLD JONQUIL, INC.	Revolver	8/26/2030	1,901,643	(4,754)	1,584,702	(15,847)
BRP2 HOLD JONQUIL, INC.	Delayed Draw Term Loan	8/26/2026	2,358,620	(5,897)	3,169,405	(31,694)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	382,800	—	323,907	—
Businessolver.com, Inc.	Delayed Draw Term Loan	12/1/2025	193,014	—	817,473	—
BV EMS Buyer, Inc	Revolver	11/23/2027	79,840	—	79,840	—
CallTower, Inc.	Delayed Draw Term Loan	12/1/2025	1,991,230	—	1,991,230	—
CallTower, Inc.	Revolver	11/30/2028	622,259	—	622,259	-
Caregiver 2, Inc.	Delayed Draw Term Loan	7/1/2026	—	—	1,121,667	(44,867)
Choice Health at Home, LLC	Delayed Draw Term Loan	10/23/2026	1,118,609	—	2,307,997	-
CHV Holdings LLC	Revolver	3/27/2029	1,241,546	—	1,241,546	(15,519)
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	8/7/2026	861,605	—	1,125,362	—
Coding Solutions Acquisition, Inc.	Revolver	8/7/2031	703,351	—	87,919	-
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	863,813	(4,319)	863,813	(4,319)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	3/19/2026	1,330,224	—	1,869,312	-
Coretelligent Intermediate LLC	Revolver	10/21/2027	63,321	(6,490)	63,321	(5,857)
Coupa Holdings, LLC	Delayed Draw Term Loan	6/3/2027	948,020	—	948,020	—
Coupa Holdings, LLC	Revolver	2/27/2029	725,890	—	725,890	—
Crewline Buyer, Inc.	Revolver	11/8/2030	1,366,496	—	1,366,496	—
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	4,719,998	(47,200)	—	—
DA Blocker Corp.	Revolver	2/10/2032	1,101,333	(16,520)	—	—
Datacor, Inc.	Revolver	3/13/2029	1,939,002	—	2,154,447	—
Datacor, Inc.	Delayed Draw Term Loan	3/13/2026	1,173,651	—	5,988,015	-
Dearborn TopCo, LLC	Revolver	5/22/2029	672,040	(5,040)	840,050	(12,601)
Delaware Valley Management Holdings, Inc.	Revolver	1/30/2026	293,952	(129,956)	293,952	(124,636)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	2,409,819	(48,196)	2,409,819	(36,147)

			6/30/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Dispatchtrack, LLC	Revolver	12/17/2026	301,930	—	301,930	-
DLRdmv, LLC	Revolver	5/7/2032	805,500	(8,055)	—	—
DLRdmv, LLC	Delayed Draw Term Loan	5/7/2027	805,500	(4,028)	—	—
Dorado Buyer LLC	Revolver	2/6/2030	248,309	(5,587)	248,309	(3,104)
Dorado Buyer LLC	Delayed Draw Term Loan	2/6/2026	2,483,092	(12,415)	2,483,092	(12,415)
Duetto Research, Inc	Delayed Draw Term Loan	6/26/2026	2,017,640	(5,044)	2,017,640	—
Duetto Research, Inc	Revolver	6/26/2030	1,008,820	(7,566)	1,008,820	(5,044)
EET Buyer, Inc.	Revolver	11/8/2027	1,036,629	—	1,036,629	-
EET Buyer, Inc.	Delayed Draw Term Loan	4/29/2026	1,891,968	—	1,891,968	—
Einstein Parent, Inc.	Revolver	1/22/2031	1,066,183	(29,320)	—	—
Engage2Excel, Inc.	Revolver	7/2/2029	307,130	(1,536)	184,278	(1,843)
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	167,585	—	441,012	—
Enverus Holdings, Inc.	Revolver	12/24/2029	622,558	—	651,115	-
Exterro, Inc.	Revolver	6/1/2027	1,107,844	—	1,107,844	—
Faithlife, LLC	Revolver	9/18/2025	—	—	279,053	—
Firebird Midco, Inc	Revolver	7/18/2030	1,228,520	(15,357)	1,228,520	(15,357)
Foundation Risk Partners, Corp.	Revolver	10/29/2029	1,038,062	—	1,038,062	-
FULLSTEAM OPERATIONS, LLC	Revolver	11/27/2029	207,663	—	415,325	-
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	8/25/2025	1,606,847	(24,103)	3,813,641	(19,068)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	5/1/2026	2,790,966	(41,864)	2,790,966	(13,955)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	6/30/2026	210,350	(3,155)	310,107	(1,551)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	2/23/2026	—	—	753,440	(3,767)
Fusion Holding, Corp.	Revolver	9/14/2027	103,439	(3,362)	1,379,193	(37,928)
G Treasury SS LLC	Revolver	6/29/2029	670,796	—	914,721	—
G Treasury SS LLC	Delayed Draw Term Loan	12/31/2025	2,042,878	—	2,042,878	-
Galway Borrower LLC	Revolver	9/29/2028	304,772	(1,524)	406,925	(2,035)
Galway Borrower LLC	Delayed Draw Term Loan	2/6/2026	1,154,467	—	1,353,462	—
GH PARENT HOLDINGS INC.	Delayed Draw Term Loan	4/23/2027	1,323,099	(6,616)	—	—
GH PARENT HOLDINGS INC.	Delayed Draw Term Loan	6/29/2026	—	—	3,787,938	(28,410)
GHA Buyer, Inc.	Revolver	6/24/2026	951,077	—	951,077	(2,378)
Greenhouse Software, Inc.	Revolver	9/1/2028	1,232,251	—	1,232,251	—
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	—	604,499	-

			6/30/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	11/14/2025	3,164,986	(15,825)	8,000,382	-
GS AcquisitionCo, Inc.	Revolver	5/25/2028	648,910	(3,245)	700,823	(1,752)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	201,810	—	250,635	—
Heartland PPC Buyer LLC	Revolver	12/12/2029	631,113	(6,311)	1,006,014	(10,060)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	12/12/2025	479,670	(2,398)	714,077	(1,785)
HireVue, Inc.	Revolver	5/3/2029	811,330	(6,085)	599,679	(5,997)
HITRUST Services, LLC	Revolver	3/14/2031	2,419,131	(24,191)	—	—
Honor HN Buyer, Inc.	Revolver	10/15/2027	266,081	—	266,081	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	11/17/2025	3,842,299	—	3,842,299	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2026	3,638,803	—	3,638,803	—
Iodine Software, LLC	Revolver	5/19/2027	1,089,030	—	1,089,030	-
Joink, LLC	Delayed Draw Term Loan	4/2/2027	5,640,145	(28,201)	8,490,540	(63,679)
Joink, LLC	Revolver	10/4/2030	727,761	(7,278)	727,761	(10,916)
JS Parent, Inc.	Revolver	4/24/2031	528,354	—	528,354	—
Kalkomey Borrower, LLC	Revolver	6/18/2031	1,464,749	(25,633)	1,464,749	(14,647)
Kalkomey Borrower, LLC	Delayed Draw Term Loan	6/18/2026	1,830,937	(13,732)	1,830,937	(4,577)
Kaseya Inc.	Delayed Draw Term Loan	6/23/2025	—	—	473,761	-
Kaseya Inc.	Revolver	6/25/2029	—	—	477,582	—
KPA Parent Holdings, Inc	Revolver	3/12/2032	1,036,180	(12,952)	—	—
KPA Parent Holdings, Inc	Delayed Draw Term Loan	3/15/2027	1,480,258	(11,102)	—	—
Labvantage Solutions Inc.	Revolver	11/23/2030	1,522,509	(22,838)	951,568	(14,274)
Last Dance Intermediate I(c), LLC	Delayed Draw Term Loan	6/30/2027	6,668,434	(83,355)	—	—
Last Dance Intermediate I(c), LLC	Revolver	3/31/2031	1,720,521	(21,507)	—	—
LeadVenture, Inc.	Delayed Draw Term Loan	6/23/2027	2,465,662	(24,657)	—	—
LeadVenture, Inc.	Revolver	6/23/2032	1,840,047	(27,601)	—	—
Level Data, LLC	Delayed Draw Term Loan	3/5/2027	2,404,526	(12,023)	—	—
Level Data, LLC	Revolver	3/5/2031	420,792	(4,208)	—	—
LivTech Purchaser, Inc.	Revolver	11/24/2031	1,999,327	(19,993)	1,999,327	(19,993)
LivTech Purchaser, Inc.	Delayed Draw Term Loan	11/23/2026	1,567,473	(15,675)	7,997,309	(39,987)
Lotus HPI Buyer, Inc	Revolver	1/21/2030	502,379	(10,048)	1,883,921	(32,969)
Lotus HPI Buyer, Inc	Delayed Draw Term Loan	1/19/2026	3,767,841	(28,259)	3,767,841	(18,839)
Magaya Corporation	Revolver	7/26/2030	522,121	(10,442)	921,390	(9,214)

			6/30/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Magaya Corporation	Delayed Draw Term Loan	7/24/2026	2,314,841	(40,510)	2,457,041	(12,285)
Mastery Acquisition Corp.	Revolver	9/7/2029	851,781	(2,129)	851,781	-
Mastery Acquisition Corp.	Delayed Draw Term Loan	4/30/2026	802,394	—	802,394	-
Mavenlink, Inc.	Revolver	6/3/2027	357,963	(10,739)	357,963	(9,844)
MBS Holdings, Inc.	Revolver	4/16/2027	974,169	(4,871)	857,269	-
MedBridge Holdings, LLC	Revolver	12/23/2026	1,376,227	(3,441)	1,376,227	-
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	88,596	(1,329)	113,909	(1,424)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Revolver	10/22/2026	680,400	(3,402)	680,400	(10,206)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Delayed Draw Term Loan	11/8/2025	2,953,911	—	2,953,911	(29,539)
Mist Holding Co.	Revolver	12/23/2030	904,795	—	904,795	(9,048)
Mist Holding Co.	Delayed Draw Term Loan	7/23/2025	1,195,838	—	1,195,838	(5,979)
Mist Holding Co.	Delayed Draw Term Loan	12/23/2027	2,714,386	—	2,714,386	(13,572)
MMP Intermediate, LLC	Revolver	2/15/2029	552,880	—	552,880	(1,382)
Moon Buyer, Inc.	Revolver	4/21/2031	1,304,790	(9,786)	1,779,259	(13,344)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/2/2026	2,346,111	—	2,630,169	—
Mr. Greens Intermediate, LLC	Revolver	5/1/2031	1,071,213	—	1,052,068	-
MSM Acquisitions, Inc.	Revolver	12/9/2026	91,878	(13,552)	—	—
MSP Global Holdings, Inc.	Revolver	4/9/2029	1,091,666	(8,187)	1,394,234	(3,486)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/8/2026	1,211,850	(9,089)	1,211,850	(3,030)
MyKaarma Acquisition LLC	Revolver	3/21/2028	593,215	—	593,215	—
Nasuni Corporation	Revolver	9/10/2030	2,619,806	(39,297)	2,619,806	(39,297)
Navigate360, LLC	Revolver	3/17/2027	604,235	(1,511)	604,235	(4,532)
Navigate360, LLC	Delayed Draw Term Loan	3/6/2025	—	—	2,035,925	-
NC Topco, LLC	Revolver	9/1/2031	1,291,959	—	1,291,959	(9,690)
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	3,229,897	—	3,229,897	(24,224)
Netwrix Corporation	Revolver	6/11/2029	774,755	(1,937)	774,755	-
Netwrix Corporation	Delayed Draw Term Loan	11/21/2025	1,608,279	—	1,626,914	—
Next Holdco, LLC	Delayed Draw Term Loan	11/7/2025	2,380,798	(11,904)	2,380,798	—
Next Holdco, LLC	Revolver	11/9/2029	893,559	(11,169)	893,559	—
OPOC Acquisition, LLC	Revolver	12/20/2030	605,987	(7,575)	545,389	(8,181)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/21/2026	1,514,969	(7,575)	1,514,969	(11,362)
Pace Health Companies, LLC	Revolver	8/3/2026	616,682	—	616,682	—

			6/30/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Pace Health Companies, LLC	Delayed Draw Term Loan	10/17/2025	888,879	—	888,879	-
PDI TA Holdings, Inc	Revolver	2/3/2031	566,145	(4,246)	943,575	(4,718)
PDI TA Holdings, Inc	Delayed Draw Term Loan	2/1/2026	—	—	952,365	—
Penn TRGRP Holdings LLC	Revolver	9/27/2030	1,054,345	—	1,054,345	-
Penn TRGRP Holdings LLC	Delayed Draw Term Loan	9/27/2030	194,349	—	419,066	-
Pharmalogic Holdings Corp	Delayed Draw Term Loan	6/22/2026	6,934,611	(17,337)	6,934,611	(69,346)
Pieper Memorial, LLC	Delayed Draw Term Loan	9/26/2025	3,176,427	—	632,098	-
Ping Identity Holding Corp.	Revolver	10/17/2028	1,203,345	—	1,203,345	—
Pinnacle Treatment Centers, Inc.	Revolver	1/4/2027	456,949	(9,139)	474,524	(2,373)
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/15/2026	2,541,108	—	2,600,963	-
QualDerm Partners, LLC	Revolver	12/8/2026	391,750	(4,897)	—	—
Race Finco, LLC	Revolver	8/16/2029	609,798	(12,196)	609,798	(13,720)
Race Finco, LLC	Delayed Draw Term Loan	8/17/2026	7,853,011	(78,530)	11,043,296	(82,825)
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	(2,998)	1,199,233	—
Redwood Family Care Network, Inc.	Revolver	6/18/2026	588,705	—	588,705	(1,472)
REP TEC Intermediate Holdings, Inc.	Revolver	12/1/2027	1,099,640	—	1,099,640	-
RevauAdvanced Underwriting Inc.	Delayed Draw Term Loan	5/7/2027	4,144,298	(20,721)	—	—
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	542,114	(5,421)	542,114	(8,132)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	2,227,866	(5,570)	2,227,866	(16,709)
Saab Purchaser, Inc.	Revolver	11/12/2031	2,007,467	—	2,581,028	(25,810)
Saab Purchaser, Inc.	Delayed Draw Term Loan	11/12/2026	5,162,057	—	5,162,057	(25,810)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	11/24/2025	2,091,152	—	3,956,233	-
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,758,865	(8,794)	1,758,865	(13,191)
Salisbury House, LLC	Revolver	2/27/2026	802,628	—	449,472	—
Sapphire Software Buyer, Inc.	Revolver	9/30/2031	1,723,759	(12,928)	1,723,759	(17,238)
Sauce Labs Inc	Revolver	8/16/2027	1,281,821	(22,432)	1,281,821	(28,841)
Sauce Labs Inc	Delayed Draw Term Loan	2/10/2025	—	—	1,509,281	(18,866)
Saviynt, Inc.	Revolver	2/18/2030	609,798	—	609,798	(1,525)
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	8/25/2025	7,475,854	(130,827)	7,475,854	(56,069)
Second Nature Brands, Inc.	Revolver	2/6/2031	608,642	(9,130)	—	—
Securonix, Inc	Revolver	4/5/2029	1,503,677	(315,772)	1,503,677	(251,866)
Serrano Parent, LLC	Revolver	5/13/2030	2,085,981	(46,935)	2,085,981	(41,720)
Single Digits, Inc.	Revolver	6/22/2026	416,149	—	416,149	-
Smile Brands, Inc.	Revolver	10/12/2027	141,302	(11,304)	21,927	(2,193)
Soladoc, LLC	Revolver	6/12/2028	588,923	(13,251)	588,923	(19,140)
Spark DSO, LLC	Revolver	4/20/2026	555,867	(6,948)	561,561	(8,423)

			6/30/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Stratus Networks, Inc.	Revolver	12/15/2028	858,085	(6,436)	990,098	(4,950)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/23/2026	3,769,790	-	3,833,685	—
Stratus Networks, Inc.	Delayed Draw Term Loan	12/23/2026	—	—	330,033	(825)
SugarCrm, Inc.	Revolver	7/30/2027	310,244	(3,102)	310,244	(3,102)
SumUp Holdings Luxembourg	Delayed Draw Term Loan	10/27/2025	2,522,050	-	2,522,050	—
Sundance Group Holdings, Inc.	Revolver	7/2/2029	1,987,220	(9,936)	1,593,384	-
Tau Buyer, LLC	Delayed Draw Term Loan	1/31/2027	3,972,446	(29,793)	—	—
Tau Buyer, LLC	Revolver	2/2/2032	1,864,618	(18,646)	—	—
Telcor Buyer, Inc.	Revolver	8/20/2027	290,770	-	290,770	-
Telesoft Holdings, LLC	Revolver	12/16/2026	457,598	(2,288)	447,650	(2,238)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	12/31/2026	690,532	-	138,106	-
Thrive Buyer, Inc	Revolver	1/22/2027	—	—	369,907	-
TMA Buyer LLC	Delayed Draw Term Loan	4/30/2027	936,394	-	—	—
TMA Buyer LLC	Revolver	4/30/2031	1,208,250	(12,082)	—	—
TMA Buyer LLC	Delayed Draw Term Loan	4/30/2027	3,020,625	(15,103)	—	—
ToolWatch Intermediate, LLC	Delayed Draw Term Loan	7/31/2026	151,862	(2,278)	857,591	(12,864)
ToolWatch Intermediate, LLC	Revolver	7/31/2030	1,228,520	(6,143)	1,228,520	(18,428)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	7/17/2026	3,036,130	-	3,903,596	—
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	1,484,587	(14,846)	1,939,439	(19,394)
Unanet, Inc	Revolver	12/9/2030	2,063,584	(30,954)	2,063,584	(30,954)
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	539,918	(5,399)	539,918	(5,399)
Ungerboeck Systems International, LLC	Revolver	4/30/2027	229,387	(573)	229,387	(1,147)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	1,925,180	(14,439)	—	—
UpStack Holdco Inc.	Revolver	8/25/2031	715,479	(7,155)	784,719	(3,924)
UpStack Holdco Inc.	Delayed Draw Term Loan	8/24/2026	1,846,398	(9,232)	2,307,997	—
Vectra AI, Inc.	Delayed Draw Term Loan	10/29/2026	2,418,368	(24,184)	2,418,368	(24,184)
Vectra AI, Inc.	Revolver	3/2/2028	1,200,106	(12,001)	1,200,106	(12,001)
Vehlo Purchaser, LLC	Revolver	5/24/2028	1,159,850	(2,900)	1,159,850	—
Venture Buyer LLC	Delayed Draw Term Loan	2/27/2026	832,277	(4,161)	1,008,820	—
Venture Buyer LLC	Revolver	3/1/2030	756,615	(9,458)	696,086	(6,961)
Veracross LLC	Revolver	12/28/2027	866,917	-	500,649	-
Veracross LLC	Delayed Draw Term Loan	12/28/2027	2,188,765	-	—	—
Vhagar Purchaser, LLC	Revolver	6/11/2029	373,356	(5,600)	373,356	(3,734)
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/5/2027	936,687	(2,342)	—	—
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/9/2025	—	—	578,701	—
Visionary Buyer, LLC	Delayed Draw Term Loan	3/23/2026	489,985	(8,575)	3,674,887	—
Visionary Buyer, LLC	Revolver	3/21/2030	1,413,418	(24,735)	1,413,418	(3,534)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/31/2027	8,269,093	(103,364)	—	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	623,162	-	623,162	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	1,561,804	-	1,752,555	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	2/2/2026	—	—	529,905	—
Webster Equity Partners III-A, L.P.	Delayed Draw Term Loan	4/1/2027	1,002,887	(25,072)	1,230,052	(15,376)
West Dermatology Management Holdings, LLC	Delayed Draw Term Loan	3/31/2025	—	—	2,242,331	(145,752)
Wolverine Seller Holdings, LLC	Revolver	1/17/2030	819,420	(2,049)	1,117,391	—
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	1/19/2026	2,219,884	-	3,143,594	—
Your Part-Time Controller, LLC	Revolver	11/14/2029	627,974	-	627,974	—
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2025	2,287,443	-	3,333,525	—
Zendesk, Inc.	Revolver	11/22/2028	1,372,537	-	1,372,628	—
			$314,266,232	$(2,399,531)	$308,439,840	$(2,075,224)

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

The Fund had the following unfunded commitment for its equity investments, including investment companies, as of June 30, 2025 and December 31, 2024:

	6/30/2025	12/31/2024
Investment	Unfunded Commitment	Unfunded Commitment
Community Based Care Holdings, LP	$59,890	$59,890
Falcon Co-Investment Partners, L.P.	271,997	284,129
GHP SPV-2, L.P.	34,208	34,208
GTCR A-1 Investors LP	220,000	220,000
AB Equity Investors L.P.	1,860,108	94,721
Orangewood WWB Co-Invest, L.P.	25,668	25,668
OSS SPV LP	115,522	115,522
QCS Co-Invest Aggregator, L.P.	105,823	—
REP COINVEST III OMNI, L.P.	13,325	13,325
REP RO Coinvest IV-A, L.P.	1,661	1,661
Total	$2,708,202	$849,124

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The total Capital Commitments of investors in the Fund as of June 30, 2025 is $758,164,825, of which approximately 25% is unfunded. The total Capital Commitments of investors in the Fund as of December 31, 2024 is $720,877,746, of which approximately 26% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities. The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2025 and 2024:

	For the six months ended June 30, 2025		For the six months ended June 30, 2024
Quarter Ended	Shares	Amount	Shares	Amount
March 31	4,796,671	$46,074,834	2,297,080	$21,667,959
June 30	—	$—	2,574,268	$24,483,147
Total capital drawdowns	4,796,671	$46,074,834	4,871,348	$46,151,106

Distributions

The following tables reflect the distributions declared on Shares during the six months ended June 30, 2025 and June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
6/26/2025	6/26/2025	7/17/2025	$0.20	$13,766,885
				$27,705,863

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/26/2024	3/26/2024	4/23/2024	$0.23	$12,969,462
6/26/2024	6/26/2024	7/22/2024	$0.21	$12,999,653
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

The following tables summarize Shares distributed pursuant to the DRIP during the six months ended June 30, 2025 and 2024 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2025	3/27/2025	3/31/2025	797,757	$7,609,164
6/26/2025	6/26/2025	6/30/2025	797,761	$7,569,777
			1,595,518	$15,178,941

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/26/2024	3/26/2024	3/28/2024	735,551	$6,912,711
6/26/2024	6/26/2024	6/28/2024	737,332	$6,968,153
			1,472,883	$13,880,864

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

The following table summarizes share repurchases completed during the six months ended June 30, 2025:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 28, 2025	1,594,397	767,534	$7,320,890	48%	$9.54
June 30	May 23, 2025	1,663,968	854,554	$8,108,695	51%	$9.49

The following table summarizes share repurchases completed during the six months ended June 30, 2024:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	March 1, 2024	1,354,873	744,282	$6,994,766	55%	$9.40
June 30	May 24, 2024	1,397,303	985,757	$9,315,897	71%	$9.45

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets from operations	$10,377,426	$15,820,993	$24,544,219	$35,432,804
Weighted average common shares outstanding	68,528,334	57,211,424	67,548,702	56,191,768
Earnings per common share-basic and diluted	$0.15	$0.28	$0.36	$0.63

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2025 and June 30, 2024:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Per Share Data:(1)(2)
Net asset value, beginning of period	$9.53	$9.27
Net investment income (loss)	0.41	0.46
Net realized and unrealized gains (losses) on investments	(0.05)	0.16
Net increase (decrease) in net assets resulting from operations	0.36	0.62
Distributions to stockholders(1)	(0.40)	(0.44)
Net asset value, end of period	9.49	$9.45
Shares outstanding, end of period	68,473,064	58,978,899
Total return at net asset value before incentive fees(3)(4)	4.92%	8.08%
Total return at net asset value after incentive fees(3)(4)	3.85%	6.85%
Ratio/Supplemental Data:(2)
Net assets, end of period	$649,651,677	$557,379,543
Ratio of total expenses to weighted average net assets(5)	18.11%	20.75%
Ratio of net investment income (loss) to weighted average net assets(5)	9.81%	11.06%
Ratio of interest and credit facility expenses to weighted average net assets(5)	12.21%	14.69%
Ratio of incentive fees to weighted average net assets(4)	1.08%	1.22%
Portfolio turnover rate(4)	9.15%	4.08%
Asset coverage ratio(6)	158%	158%

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

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
Investments in Portfolio Companies	$(78,347,983)	(1)	$(94,623,911)	(2)	$(187,944,228)	(3)	$(163,105,157)	(4)
Draw Downs against Revolvers and Delayed Draw Term Loans	(41,114,233)		(31,341,363)		(69,228,163)		(47,909,526)
Principal Repayments	25,287,846	(5)	32,314,553	(6)	143,980,342	(7)	50,891,223	(8)
Sales	360,688		5,523,492		8,651,689		5,523,492
Net Repayments (Investments)	$(93,813,682)		$(88,127,229)		$(104,540,360)		$(154,599,968)

(1)
Includes investments in 21 portfolio companies.
(2)
Includes investments in 21 portfolio companies.
(3)
Includes investments in 51 portfolio companies.
(4)
Includes investments in 21 portfolio companies.
(5)
Includes $4,534,495 in revolver and delayed draw term paydowns.
(6)
Includes $5,527,804 in revolver and delayed draw term paydowns.
(7)
Includes $9,980,827 in revolver and delayed draw term paydowns.
(8)
Includes $9,201,132 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2025:

	As of June 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,708,600,710	94.49%	$1,686,015,703	93.90%	10.29%
Second Lien Junior Secured Debt	3,099,286	0.17%	2,809,744	0.16%	17.46%
Preferred Stock	5,533,344	0.31%	7,829,103	0.44%	—
Common Stock	9,247,893	0.51%	10,123,183	0.56%	—
Investment companies	21,857,491	1.21%	27,178,887	1.51%	—
Warrants	394,025	0.02%	1,937,386	0.11%	—
Cash and cash equivalents	59,574,982	3.29%	59,574,982	3.32%	—
Total	$1,808,307,731	100.00%	$1,795,468,988	100.00%

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

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Number of portfolio companies	159	152
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of June 30, 2025:

	As of June 30, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,690,543,883	98.76%	$1,686,740,085	99.88%
Non-accrual	21,156,113	1.24%	2,085,362	0.12%
Total	$1,711,699,996	100.00%	$1,688,825,447	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,580,802,069	98.66%	$1,582,211,786	99.82%
Non-accrual	21,487,969	1.34%	2,921,585	0.18%
Total	$1,602,290,038	100.00%	$1,585,133,371	100.00%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of June 30, 2025 the Fund had certain investments held in five portfolio companies that were on non-accrual status. As of December 31, 2024, the Fund had certain investments held in five portfolio companies that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of June 30, 2025 and December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of June 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Consumer Non-Cyclical	$31,041,234	1.78%	$30,472,452	1.76%
Digital Infrastructure & Services	$292,126,899	16.71%	$289,026,857	16.65%
Financials	$55,425,720	3.17%	$55,494,605	3.20%
Software & Tech Services	$910,437,561	52.05%	$915,950,271	52.76%
Healthcare	$300,541,258	17.19%	$283,472,590	16.33%
Investment Companies	$16,220,474	0.93%	$19,570,613	1.13%
Services	$142,939,603	8.17%	$141,906,618	8.17%
	$1,748,732,749	100.00%	$1,735,894,006	100.00%

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$11,879,295	0.73%	$11,912,193	0.73%
Consumer Non-Cyclical	31,148,727	1.90%	29,642,280	1.82%
Digital Infrastructure & Services	295,258,555	18.04%	294,907,619	18.09%
Financials	51,958,761	3.17%	52,160,429	3.20%
Software & Tech Services	839,988,662	51.33%	846,266,226	51.91%
Healthcare	278,386,614	17.01%	262,241,611	16.08%
Investment Companies	18,967,780	1.16%	24,355,711	1.49%
Services	109,009,359	6.66%	108,863,236	6.68%
	$1,636,597,753	100.00%	$1,630,349,305	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Total investment income	$44,116,612	$42,834,856	$88,758,590	$84,080,069
Total expenses	30,183,546	29,741,774	60,672,180	57,932,391
Net investment income before taxes	13,933,066	13,093,082	28,086,410	26,147,678
Income tax expense, including excise tax	161,196	91,736	378,079	179,306
Net investment income after tax	13,771,870	13,001,346	27,708,331	25,968,372
Net realized and change in unrealized appreciation (depreciation) on investments	(3,393,469)	2,818,281	(3,162,114)	9,461,735
Net increase in net assets resulting from operations	10,378,401	15,819,627	24,546,217	35,430,107
Less: Net increase (decrease) in net assets resulting from operations related to Non- Controlling Interest in ABPCIC Equity Holdings, LLC	975	(1,366)	1,998	(2,697)
Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	$10,377,426	$15,820,993	$24,544,219	$35,432,804

Investment Income

During the three months ended June 30, 2025, the Fund’s investment income was comprised of $41,823,014 of interest income, which includes $1,458,741 from the net amortization of premium and accretion of discounts, $2,167,909 of payment-in-kind interest, and $125,689 of dividend income. During the three months ended June 30, 2024, the Fund’s investment income was comprised of $40,513,701 of interest income, which includes $1,378,494 from the net amortization of premium and accretion of discounts, $2,109,355 of payment-in-kind interest, and $211,800 of dividend income. The increase in net investment income during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 can primarily be attributed to an increase in gross assets and interest rates.

During the six months ended June 30, 2025, the Fund’s investment income was comprised of $85,223,564 of interest income, which includes $4,165,949 from the net amortization of premium and accretion of discounts, and $3,280,315 of payment-in-kind interest, and $254,711 of dividend income. During the six months ended June 30, 2024, the Fund’s investment income was comprised of $80,113,933 of interest income, which includes $2,721,734 from the net amortization of premium and accretion of discounts, and $3,667,307 of payment-in-kind interest, and $298,829 of dividend income. The increase in net investment income during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, can primarily be attributed to an increase in gross assets and interest rates.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Interest and borrowing expenses	$19,278,255	$19,893,019	$38,831,578	$38,834,928
Management fees	5,830,989	4,911,685	11,465,958	9,558,202
Income-based incentive fee	3,442,968	3,250,337	6,927,075	6,492,093
Professional fees	606,887	682,635	1,441,096	1,230,680
Administration and custodian fees	342,779	325,977	677,266	508,469
Insurance expenses	115,500	131,362	231,000	262,725
Directors’ fees	52,437	10,296	104,875	139,750
Transfer agent fees	41,883	27,837	80,253	66,525
Other expenses	471,848	508,626	913,079	839,019
Total expenses	30,183,546	29,741,774	60,672,180	57,932,391
Income tax expense, including excise tax	161,196	91,736	378,079	179,306
Total expenses	$30,344,742	$29,833,510	$61,050,259	$58,111,697

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the three months ended June 30, 2025 and June 30, 2024 were $19,278,255 and $19,893,019, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 6.66% and 8.69% for the three months ended June 30, 2025 and June 30, 2024, respectively. The decrease in interest and borrowing expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 can primarily be attributed to a decrease in interest rates.

Interest and borrowing expenses for the six months ended June 30, 2025 and 2024 were $38,831,578 and $38,834,928, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 6.78% and 8.73% for the six months ended June 30, 2025 and 2024, respectively. The slight decrease in interest and borrowing expenses during the six months ended June 30, 2025, compared to the six months ended June 30, 2024 can primarily be attributed to a decrease in weighted average interest rate, offset by an increase in debt outstanding.

Management Fee

The gross management fee expenses for the three months ended June 30, 2025 and 2024 were $5,830,989 and $4,911,685, respectively. The increase in the management fee for the three months ended June 30, 2025 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

The gross management fee expenses for the six months ended June 30, 2025 and June 30, 2024 were $11,465,958 and $9,558,202, respectively. The increase in the management fee for the six months ended June 30, 2025 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2025, restructurings and sales of assets resulted in $413,954 of net realized gain. During the six months ended June 30, 2025, the Fund had restructurings and principal paydowns which resulted in $3,428,181 of net realized gain.

During the three months ended June 30, 2024, the Fund had restructurings and sales which resulted in $64,234 of net realized gain. During the six months ended June 30, 2024, the Fund had restructurings and principal paydowns which resulted in $101,573 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2025, the Fund had $3,807,423 in net change in unrealized depreciation on $1,748,732,749 of investments in 212 portfolio companies. Net change in unrealized depreciation for the three months ended June 30, 2025, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

During the three months ended June 30, 2024, the Fund had $2,754,047 in net change in unrealized appreciation on $1,490,018,182 of investments in 213 portfolio companies. Net change in unrealized appreciation for the three months ended June 30, 2024, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

During the six months ended June 30, 2025, the Fund had $6,590,295 in net change in unrealized depreciation on $1,748,732,749 of investments in 212 portfolio companies. Net change in unrealized depreciation for the six months ended June 30, 2025, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2025 and 2024, the net increase in net assets resulting from operations was $10,378,401 and $15,819,627, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2025 and 2024, the Fund’s per share net increase in net assets resulting from operations was $0.15 and $0.28, respectively.

For the six months ended June 30, 2025 and 2024, the net increase in net assets resulting from operations was $24,546,217 and $35,430,107, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2025 and 2024, the Fund’s per share net increase in net assets resulting from operations was $0.36 and $0.63, respectively

Cash Flows

For the six months June 30, 2025, cash increased by $7,396,128. During the same period, the Fund used $78,109,585 in operating activities, primarily on the net purchases of investments. During the six months ended June 30, 2025, the Fund generated $85,505,713 from financing activities, primarily from net borrowings on the Notes and Credit Facilities and issuance of Common Stock.

For the six months June 30, 2024, cash decreased by $5,248,612. During the same period, the Fund used $131,259,927 in operating activities, primarily as a result of net purchases of investments. During the six months ended June 30, 2024, the Fund generated $126,011,315 from financing activities, primarily from net borrowings on the Credit Facilities and issuance of Common Stock.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the six months ended June 30, 2025 and 2024, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2025, and December 31, 2024, the Fund had $59,574,982 and $52,178,854 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of June 30, 2025, taken together with the Fund’s uncalled Capital Commitments of $190,343,827 and $101,200,000 of the total available under the Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of June 30, 2025, the Fund has unfunded commitments to fund future investments in the amount of $314,266,232, and contractual obligations in the form of Credit Facilities of $583,800,000, Notes of $534,997,948 and Secured Borrowings of $0.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of June 30, 2025, the Fund received Capital Commitments of $758,164,825. Inception to June 30, 2025, the Fund received Capital Contributions to the Fund of $567,820,998. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

The following is a summary of the Fund’s equity activity for the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Capital Commitments and Commitment Reductions	$29,796,829	$23,409,725	$53,354,303	$53,025,368
Capital Commitments rescinded due to participation in General Tender Program and Commitment Reductions	$8,561,110	$4,880,000	$16,067,224	$11,383,400
Dividend reinvestments	$7,569,777	$6,968,153	$15,178,941	$13,880,864
Shares issued to investors under DRIP	797,761	737,332	1,595,518	1,472,883
Value of capital drawdown notices	$—	$24,483,147	$46,074,834	$46,151,106
Shares issued to investors under capital drawdown notices	—	2,574,268	4,796,671	4,871,348
Value of Shares purchased in General Tender Program	$8,108,695	$9,315,897	$15,429,585	$16,310,664
Shares purchased in General Tender Offer	854,554	985,757	1,622,088	1,730,039

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
6/26/2025	6/26/2025	7/17/2025	$0.20	$13,766,885
				$27,705,863

The following table summarizes distributions declared during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/26/2024	3/26/2024	4/23/2024	$0.23	$12,969,462
6/26/2024	6/26/2024	7/22/2024	$0.21	$12,999,653
				$25,969,115

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the six months ended June 30, 2025, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the six months ended June 30, 2025, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the

HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of June 30, 2025, the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility was $60,000,000.

As of June 30, 2025, the Fund had $20,000,000 outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2024, the Fund had $10,000,000 outstanding on the 2021 HSBC Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division, as facility agent, and U.S. Bank, National Association, as collateral, collateral custodian and securities intermediary. As of June 30, 2025, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000.

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of June 30, 2025, the Fund had $191,500,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2024, the Fund had $188,250,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On April 21, 2023, ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding IV”), entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral and collateral administrator. The Natixis Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $175,000,000, and the total Class A-T commitment as of the closing date is $25,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. As of June 30, 2025, advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate plus a spread of 2.25%. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on October 21, 2025.

As of June 30, 2025, the Fund had $190,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2024, the Fund had $200,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

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

As of June 30, 2025, the Fund had $127,300,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. As of December 31, 2024, the Fund had $104,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility.

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

As of June 30, 2025, the Fund had $55,000,000 outstanding on the NatWest Credit Facility and the Fund was in compliance with the terms of the NatWest Credit Facility.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $0 and $2,845,117 as of June 30, 2025, and December 31, 2024, respectively.

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

The CLO VI Notes that remained outstanding as of March 5, 2025 were (i) $98,250,000 of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.83% per annum; (ii) $75,000,000 of Class A-1-L Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.83% per annum; (iii)

$30,000,000 of Class A-1-F Senior Secured Fixed Rate Notes, which bear interest at 4.305% per annum; (iv) $43,500,000 of Class A-2-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.25% per annum; (v) $19,250,000 of Class B-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.10% per annum; and (vi) $20,125,000 of Class C-R Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.15% per annum. The CLO VI Notes are scheduled to mature on April 27, 2034.

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the “CLO XIII Notes”) that remain outstanding as of June 30, 2025 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 2.60% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 3.65% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 4.55% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 6.90% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on April 27, 2035.

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

As of June 30, 2025, and December 31, 2024, the Fund had total senior securities of $1,121,800,000 and $1,050,938,941, respectively, consisting of borrowings under the Credit Facilities, secured borrowings and the Notes, and had asset coverage ratios of 158% and 158%, respectively.

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

Fair value is a market-based measure considered from the perspective of the market’s participant who holds the financial instrument rather than an entity-specific measure. When market assumptions are not readily available, our own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. Our valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately.

As of June 30, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 267.17% of our total assets, as compared to 268.57% of our total assets as of December 31, 2024.

See “Note 2. Summary of Significant Accounting Policies” and “Note 5. Fair Value Measurement” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K filed with the SEC and “Note 2. Summary of Significant Accounting Policies” and “Note 5. Fair Value Measurement” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2025, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	(4,339,332)	(2,817,000)	(1,522,332)
Down 100 basis points	(17,357,327)	(11,727,567)	(5,629,760)
Down 200 basis points	(34,714,654)	(22,855,567)	(11,859,087)
Down 300 basis points	(51,838,038)	(33,983,567)	(17,854,471)
Up 100 basis points	17,357,327	10,528,433	6,828,894
Up 200 basis points	34,714,654	21,656,433	13,058,221
Up 300 basis points	52,071,981	32,784,433	19,287,548

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three and six months ended June 30, 2025, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended June 30, 2025, none of the Fund’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.2

Third Amendment to Credit Agreement, dated as of April 21, 2025, among ABPCIC Funding IV LLC, as borrower, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and the lenders signatory thereto (incorporated by reference to Exhibit 10.8 to the Fund’s
Quarterly Report on Form 10-Q (File No. 814-01196) filed on May 15, 2025).

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: August 14, 2025	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)