Form 10-K
period 2025-12-31
AB Private Credit Investors Corp
filed 2026-03-26
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 there was no established public market for the registrant’s common stock.

The registrant had 78,042,219.678 shares of common stock, $0.01 par value per share, outstanding as of March 25, 2026.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-K FOR THE YEAR ENDED December 31, 2025

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

Financing

We have entered into credit facilities, debt securitization issuances and other financing arrangements to facilitate our investment objectives. Such financing arrangements typically bear interest at floating rates spreads over SOFR or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We have created, and may in the future also create, leverage by securitizing our assets (including in CLOs) and retaining the equity portion of, and/or the subordinated notes issued by, the securitized vehicle. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Securitization” and "Item 8 — Consolidated Financial Statements and Supplementary Data — 4. Borrowings."

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

The Fund’s investment objective is to generate current income and prioritize capital preservation through a portfolio that primarily invests in directly-originated, privately-negotiated, secured, middle market loans. The Fund will invest at least 80% of its assets in debt instruments. The Fund intends to invest in middle-market businesses based in the United States, which the Fund generally defines as having enterprise values between 200 million and $2.0 billion and / or annual earnings before interest expense, income tax expense, depreciation and amortization (or “EBITDA”) between $10.0 million and $75.0 million. However, from time to time, the Fund may invest in larger or smaller companies. The Fund expects that the primary use of proceeds by the companies in which it invests will be for leveraged buyouts, recapitalizations, mergers and acquisitions and growth capital. As of December 31, 2025, the Fund’s investment portfolio totaled $1,861,296,462, at fair value, and consisted primarily of senior debt.

The Fund expects to continue to make investments primarily through direct originations as well as secondary purchases. The Fund’s credit investments will principally take the form of first lien, stretch senior, unitranche, and second lien loans, although the actual mix of instruments pursued will vary over time depending on the Fund’s views on how best to optimize risk-adjusted returns. The Fund will also consider unsecured mezzanine debt, structured preferred stock, and non-control equity co-investment opportunities, typically alongside a leading middle market financial sponsor and/or in partnership with a strong management group. The Fund expects its loans will generally carry contractual maturities between five and six years.

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

Market Opportunity

The private credit market has experienced extensive growth since the Global Financial Crisis (GFC), and it is estimated that global private credit assets total $1.8 trillion as of June 30, 2025 (Preqin). According to Preqin, private credit AUM is forecast to reach approximately $4.5 trillion by 2030. The consolidation of regional U.S. banks following the GFC and the enhanced regulations introduced by the Dodd-Frank Act resulted in banks’ reduced appetite to hold loans issued by middle market companies. Middle market borrowers’ resulting demand for capital from alternative lenders paired with investors’ search for incremental yield following the GFC and strong performance generally across alternative lenders fueled the continued growth of direct lending, which is a subset of private credit. More recently, demand has been driven by key characteristics of the asset class summarized below. We expect this growth to continue, thereby contributing to a robust investment opportunity set aligned with our investment strategy.

•
Regulatory Actions and Bank Consolidation Continue to Drive Demand towards Private Financing. The direct lending market has seen notable growth and become a viable alternative financing solution for middle market borrowers. Global regulatory actions that followed the GFC significantly increased the cost of capital requirements for commercial banks, limiting their appetite to originate and retain illiquid, non-investment grade credit commitments on their balance sheets, particularly with respect to middle-market-sized issuers. Instead, many commercial banks have adopted an “underwrite-and-distribute” approach, which the Adviser believes is often less attractive to corporate borrowers seeking certainty of capital. These regulatory actions as well as bank consolidation further impacted the availability of credit for middle market borrowers as the larger, consolidated banks increasingly focused their aggregate capital on up-market transactions. As a result, traditional syndicated lending has ceded significant market share to private credit. In 2025, direct lending accounted for approximately 71% of sponsored middle market loan volume, compared to approximately 33% in 2014 (per LSEG LPC). Access to the syndicated leveraged loan market has also become challenging for both first-time issuers and smaller scale issuers. Issuers of syndicated loan tranche sizes representing less than $500 million account for just 3% of the new issue market in 2025 as compared to over 40% in 2001. The void of capital available to middle market borrowers – due to increased regulation and bank consolidation – has been filled by direct lending platforms
•
Larger Borrowers Are Increasingly Utilizing Private Financing Solutions. AB-PCI believes the direct lending opportunity set has expanded while more consistently accommodating larger borrowers. Private credit’s focus on the middle market was traditionally driven by borrowers’ inefficient access to capital and the fact that such borrowers were typically too small to issue a syndicated loan or high yield bond. At the upper end of the middle market, companies traditionally have had the option to pursue a broadly syndicated loan, which typically has offered the best execution in the normal course, but past volatility in syndicated credit markets along with borrowers’ increased value assigned to the confidentiality, efficiency and execution certainty provided by direct lending solutions has led to private credit market share gains. This is illustrated by the trend in U.S. jumbo unitranche loans ($1 billion+) executed by direct lenders, which increased from $6 billion in aggregate issuance in 2020 to $69 billion in 2025. The Adviser believes that as borrowers and debt advisers become more aware of the depth in the private credit space that has been created by scaled providers, they will increasingly weigh this option against public market alternatives. The Adviser believes the benefits of this growing opportunity set at the upper end of the market will accrue to scaled direct lenders, such as the Adviser, with the capacity to provide financing solutions to larger borrowers. Further, the Adviser’s partnership with AB High Yield will allow AB-LEND to offer creative financing solutions across private and syndicated credit markets.

Competitive Strengths

AB-PCI is a highly regarded and established private credit investment platform that benefits from the support of AB, one of the world’s leading investment managers. We believe AB-PCI’s differentiating characteristics include:

•
Strong Track Record. AB-PCI and its Founding Team Members have a long track record of investing in the middle market across variable market conditions. Since AB-PCI’s inception, the team has executed more than $36.0 billion of committed assets across nearly 800 transactions.
•
Team Continuity. AB-PCI exhibits strong continuity among its senior members, with all five of AB-PCI’s Founding Team Members, who previously worked together at Barclays Private Credit Partners LLC (“BPCP”), remaining with AB-PCI today. Furthermore, senior members have experience working together as early as the mid-2000s. The continuity extends beyond the senior team with strong retention (95% inception-to-date retention rate) across the broader team. We believe such continuity and retention across the broader team allows AB-PCI to consistently apply its investment philosophy and execution, which is a key driver of long-term investment performance.
•
Established, Diverse Sourcing and Disciplined Investment Execution. Given the breadth and depth of its financial sponsor relationships as well as its other sourcing channels, AB-PCI historically sees around 1,000 investment opportunities per year. This volume allows AB-PCI to be highly selective with the deals it chooses to execute. Since inception, AB-PCI has closed on just 4% of new investment opportunities, demonstrating its philosophy of executing only those opportunities believed to provide the strongest risk-adjusted returns for its investors.
•
Deep Industry Expertise. AB-PCI invests most often in companies that possess certain qualities: recurring revenue, a competitive advantage, secular growth/recovery, a diversified business model, and a strong management team, while avoiding companies that have single-points of failure and high Loss Given Default profiles. These target investment characteristics have led to AB-PCI historically investing most often in the following industries: software (including SaaS), tech-enabled services, healthcare & healthcare IT, digital infrastructure and services, and certain commercial and residential services. The years of experience and quantum of dollars that AB-PCI has invested in these primary sectors has resulted in differentiated sector expertise across the team. Such expertise allows the team to effectively price risk, appropriately “lean in” to win an investment mandate, and monitor/manage investments to maximize returns. Furthermore, AB-PCI believes that its positioning in these core sectors enhances the resiliency of its portfolio through variable economic conditions, as these sectors are generally not directly dependent on broader economic output, discretionary spending, commodity prices, and other cyclical factors.
•
Differentiated Portfolio Financing Model. AB-PCI believes its fund structures are another differentiated aspect of the platform. The perpetual nature of its vehicles allows for the continuous addition of investments in new borrowers, leading to strong asset diversity. This significant asset diversity provides an incremental risk management benefit and enables the funds to access the structured financing market for portfolio financing. Structured financing solutions are long-dated and floating rate, providing an effective match for AB-PCI’s assets. Furthermore, these structured financing solutions mitigate the risk of forced asset sales, ultimately allowing AB-PCI to be a long-term, buy-and-hold investor, contributing to longer-term performance.

The Board of Directors

The Fund’s business and affairs are managed under the direction of the board of directors (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of the Fund’s Class I directors will expire at the 2026 annual meeting of stockholders and if reelected by the Fund's stockholders, the Fund's Class I directors will serve a new term to expire at the 2029 annual meeting of stockholders; the terms of the Fund’s Class II directors will expire at the 2027 annual meeting of stockholders; and the term of the Fund’s Class III director will expire at the 2028 annual meeting of stockholders. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.” The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

About the Fund’s Investment Adviser

The Fund’s investment activities are managed by its external investment adviser, AB Private Credit Investors LLC. The Fund benefits from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $792 billion in assets under management as of December 31, 2025, and a global client base that includes institutions, private clients and retail investors. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

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

Investment Advisory Agreement

On November 13, 2019, the Fund entered into an advisory agreement with the Adviser (as amended, the “Advisory Agreement”). The Advisory Agreement was amended and restated on February 10, 2026, as further described in “Note 11. Subsequent Events.”

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

Base Management Fee

As further described in “Note 11. Subsequent Events,” effective February 10, 2026, the base management fee was reduced from 1.375% to 1.25% in connection with the amendment and restatement of the Advisory Agreement. In addition, on February 10, 2026, the Fund and the Adviser entered into a fee waiver letter pursuant to which the Adviser agreed to waive a portion of the management fee in excess of the base management fee calculated at the reduced annual rate of 1.25% for the period from January 1, 2026 through February 10, 2026. Prior to the waiver (and for the fiscal year ended December 31, 2025), the base management fee was payable quarterly in arrears and calculated at an annual rate of 1.375%.

The base management fee is payable quarterly in arrears. The base management fee is calculated based on a percentage of the average outstanding assets of the Fund (which equals the gross value of equity and debt instruments, including investments made utilizing leverage), excluding cash and cash equivalents, during such fiscal quarter. The average outstanding assets is calculated by taking the average of the amount of assets of the Fund at the beginning and end of each month that occurs during the calculation period. The base management fee is calculated and paid quarterly in arrears, but is accrued monthly by the Fund over the fiscal quarter for which such base management fee is paid.

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

Description of Quarterly Incentive Fee Calculations

The Fund pays the Adviser an income-based incentive fee with respect to PIFNII in each calendar quarter as follows:

•
No income-based incentive fee in any calendar quarter in which the PIFNII does not exceed 1.5% per quarter (6% per annum), the “6% Hurdle Rate”; and
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of PIFNII (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catch-up.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and
•
10.0% of the amount of PIFNII, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the PIFNII until the amount of PIFNII exceeds 1.94%, approximately 7.78% per annum; and
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), approximately 8.24% per annum. This portion of PIFNII (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catch-up.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and
•
15.0% of the amount of PIFNII, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”), approximately 9.41% per annum. The 8% Hurdle Rate is meant to limit the Adviser to 15% of the PIFNII until the amount of PIFNII exceeds 2.35%, approximately 9.41% per annum; and
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.42% in any calendar quarter (the “8% Catch-up Cap”), approximately 9.7% per annum. This portion of PIFNII (which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up Cap) is referred to as the “8% Catch-up”. The 8% Catch-up is meant to provide the Adviser with 17.5% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.42% in any calendar quarter; and
•
17.5% of the amount of PIFNII, if any, that exceeds 2.42% in any calendar quarter.

As further described in “Note 11. Subsequent Events,” effective February 10, 2026, the Income-Based Incentive Fee was reduced to be calculated as follows: (x) the 8% Catch-Up Cap was reduced from the portion of PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter, approximately 10% per annum to such portion of the PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.42% in any calendar quarter, approximately 9.7% per annum and (y) 20% of the amount of PIFNII, if any, that exceeds 2.50% in any calendar quarter was reduced to 17.5% of the amount of PIFNII, if any, that exceeds 2.42% in any calendar quarter in connection with the amendment and restatement of the Advisory Agreement. In addition, on February 10, 2026, the Fund and the Adviser entered into a fee waiver letter pursuant to which the Adviser agreed to waive a portion of the incentive fee in excess of the income-based incentive fee calculated at the reduced rate for the period from January 1, 2026 through February 10, 2026. Prior to the waiver (and for the fiscal year ended December 31, 2025), the income-based incentive fee was calculated without the reduction described above.

Capital Gains Incentive Fee: The capital gains incentive fee is determined and payable at the end of each fiscal year as 17.5% of the Fund’s aggregate cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, the Fund’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. For accounting purposes only, the Fund is required under GAAP to accrue a hypothetical capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a hypothetical capital gains incentive fee that would be payable to the Adviser at each measurement date. The capital gains incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

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

As further described in “Note 11. Subsequent Events,” effective February 10, 2026, the capital gains incentive fee was reduced from 20.0% of the Fund’s aggregate cumulative realized capital gains, if any, to 17.5% of the Fund’s aggregate cumulative realized capital gains, if any in connection with the amendment and restatement of the Advisory Agreement. In addition, on February 10, 2026, the Fund and the Adviser entered into a fee waiver letter pursuant to which the Adviser agreed to waive a portion of the capital gains incentive fee in excess of the capital gains incentive fee calculated at the reduced rate of 17.5% for the period from January 1, 2026 through February 10, 2026. Prior to the waiver (and for the fiscal year ended December 31, 2025), the income-based incentive fee was calculated without the reduction described above.

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

8% Catch-up Cap = 2.42%

•
Management fee(5) = 0.31%
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
(5)
Represents a quarter of the 1.25% annualized management fee.
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
Investment income (including interest, dividends, fees, etc.) = 3.20%
•
PIFNII

(investment income – (management fee + other expenses)) = 2.60%

PIFNII exceeds 8% Hurdle Rate, and exceeds 8% Catch-up Cap. See detailed formula in Alternative 2.

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
Year 3: FV of Investment B determined to be $25 million
•
Year 4: Investment B sold for $31 million

The capital gains incentive fee, if any, would be:

•
Year 1: None (No sales transactions)
•
Year 2: [$6 million] ([20.0]% multiplied by $30 million realized capital gains on sale of Investment A)
•
Year 3: None; [$5 million] ([20.0]% multiplied by ($30 million realized cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous Capital Gains Fee paid in Year 2)
•
Year 4: [$200,000]; $[6.2 million] ([20.0]% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•
Year 2: Investment A sold for $50 million, FV of Investment B determined to be $25 million and FV of Investment C determined to be $25 million
•
Year 3: FV of Investment B determined to be $27 million and Investment C sold for $30 million
•
Year 4: FV of Investment B determined to be $35 million
•
Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•
Year 1: None (No sales transactions)

•
Year 2: $[5.00 million] ([20.0]% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B))
•
Year 3: $[1.40 million] ($[6.4 million] ([20.0]% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $[5.00 million] (Capital Gains Fee paid in Year 2))
•
Year 4: None (No sales transactions)
•
Year 5: None ($[5.00 million] ([20.0]% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $[6.40 million] (cumulative Capital Gains Fee paid in Year 2 and Year 3))

Example 3—Deferral of Cash Payment of Incentive Fees:

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its original effective date. It will remain in effect from year to year thereafter if approved annually (i) (A) by the Board or (B) by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities and (ii) by a majority of the Fund’s Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of the Fund’s outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors — Risks Related to the Fund’s Business and Structure —the Adviser and the Administrator have the right to resign on 60 days’ notice, and the Fund may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in the Fund’s operations that could adversely affect its financial condition, business and results of operations.”

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

As of December 31, 2025, the amount of Expense Payments provided by the Adviser since inception is $4,874,139. The following table reflects a summary of payments and reimbursement payments made since inception:

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

Stockholders who receive dividends and distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their dividends and distributions in cash. However, since an electing stockholder’s cash dividends and distributions will be reinvested in Shares, such stockholder will not receive cash with which to pay applicable taxes on reinvested dividends and distributions. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from the Fund will generally be equal to the cash that would have been received if the stockholder had received the dividend or distribution in cash. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the Shares are credited to the U.S. stockholder’s account.

The plan is terminable by the Fund upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any distribution by the Fund.

Staffing

The Fund does not currently have any employees and does not expect to have any employees. Services necessary for the Fund’s business will be provided by individuals who are employees of the Administrator, the Adviser or its affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement. Each of the Fund’s executive officers described under “ Item 10 — Directors, Executive Officers and Corporate Governance” is an employee of the Adviser or its affiliates. The Fund’s day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of the Fund’s investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. This investment team focuses on origination and transaction development and the ongoing monitoring of the Fund’s investments. In addition, the Fund may reimburse the Adviser for any allocable portion of the compensation paid by the Adviser (or its affiliates) to the Fund’s Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Fund) and any internal audit staff, to the extent internal audit performs a role in the Fund’s Sarbanes-Oxley internal control assessment. See “Business — General — Investment Advisory Agreement; Expense Reimbursement Agreement and Administration Agreement”

The Fund’s day-to-day investment and administrative operations are managed by the Adviser and its affiliates and the Administrator. The Adviser’s Investment Committee is supported by a team of additional experienced investment professionals. The Adviser and the Administrator may hire additional investment and administrative professionals in the future to provide services to the Fund, based upon the Fund’s needs. See “Business — General — Investment Advisory Agreement; Expense Reimbursement Agreement and Administration Agreement”

Financial Information about Industry Segments and Geographic Areas

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

Taxation of the Fund

The Fund has elected to be treated and intends to qualify each year as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that the Fund timely distributes to its stockholders as dividends.

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

As a RIC, the Fund generally will not be subject to U.S. federal income tax on net income and net realized capital gains that the Fund distributes to stockholders in any taxable year with respect to which the Fund distributes an amount equal to at least 90% of the sum of the Fund’s (i) investment company taxable income (i.e., the Fund’s taxable ordinary income, which includes, among other items, dividends, and interest, plus the excess (if any) of the Fund’s net realized short-term capital gains over net realized long-term capital losses, reduced by deductible expenses) determined without regard to the deduction for dividends paid and (ii) net tax-exempt interest income (which is the excess of the Fund’s gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” The Fund intends to timely distribute all or substantially all of the Fund’s investment company taxable income in order to satisfy the Annual Distribution Requirement. Generally, if the Fund fails to meet this Annual Distribution Requirement for any taxable year, the Fund will fail to qualify as a RIC for such taxable year and will be subject to U.S. federal income tax at the regular corporate rate on all of the Fund’s net income and net realized capital gains regardless of any distributions made to stockholders. To the extent the Fund meets the Annual Distribution Requirement for a taxable year, but retains the net capital gains (i.e., the Fund’s net realized long-term capital gains in excess of net realized short-term capital losses) for investment or any investment company taxable income, the Fund will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. The Fund may choose to retain the Fund’s net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal corporate income tax.

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

Limitation on Deduction for Certain Expenses. For any period that the Fund does not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of the Fund’s expenses. A “publicly offered regulated investment company” is a RIC whose Shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. The Fund anticipates that it will not qualify as a publicly offered RIC immediately after the Private Offering; the Fund may qualify as a publicly offered RIC for future taxable years. If the Fund is not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of the Fund’s affected expenses, including the Fund’s management fees, will be treated as an additional distribution to the stockholder and will not be deductible by such non-corporate stockholder.

Section 163(j) Interest Dividends. Certain distributions reported by the Fund as Section 163(j) interest dividends may be treated as interest income by stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j). Such treatment by the stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Fund is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Fund's business interest income over the Fund's (i) business interest expense and (ii) other deductions properly allocable to the Fund's business interest income.

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

Dividend Reinvestment Plan. Under the dividend reinvestment plan, if a non-U.S. stockholder owns Shares registered in its own name, the non-U.S. stockholder will have all cash distributions (net of applicable withholding tax) automatically reinvested in additional Shares if it opts in to the dividend reinvestment plan by delivering a written notice to the Adviser or the Fund’s dividend paying agent, as applicable, in accordance with the terms of the dividend reinvestment plan. If the distribution is a distribution of the Fund’s investment company taxable income, and is not reported by the Fund as a short-term capital gains dividend or interest-related dividend, the amount distributed (to the extent of the Fund’s current or accumulated earnings and profits) will be subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) as discussed above and only the net after-tax amount will be reinvested in common Shares. The non-U.S. stockholder will have an adjusted basis in the additional common Shares purchased through the plan equal to the amount reinvested. The additional Shares will have a new holding period commencing on the day following the day on which the Shares are credited to the non-U.S. stockholder’s account.

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
•
Inflation and government policy may adversely impact the Fund’s portfolio companies.
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

Inflation and Government Policy May Adversely Impact the Fund’s Portfolio Companies.

Certain portfolio companies operate in industries that continue to experience inflationary pressures. Although inflation has moderated from prior elevated levels, costs related to labor, energy, raw materials, and other inputs remain elevated in certain sectors and may continue to affect consumer demand, economic growth, and portfolio company operations. In addition, changes in government policy, including the potential imposition of tariffs, trade restrictions, or reductions in government spending, may disrupt supply chains, reduce end‑market demand, or otherwise adversely affect certain industries in which our portfolio companies operate. If they are unable to pass through higher costs, experience reduced demand for their products or services, or otherwise face margin compression as a result of inflationary pressures or policy changes, their operating results could be adversely affected and their ability to meet interest and principal obligations may be impaired. Any resulting deterioration in portfolio company performance could adversely affect the fair value of the Fund’s investments and may result in realized or unrealized losses, which could reduce the Fund’s net assets and returns to investors.

Increased Regulatory Scrutiny of Private Credit Markets.

The private credit industry has experienced substantial growth in recent years, which has attracted increased attention from regulators, including the SEC, the Financial Stability Oversight Council, and other regulatory bodies. Regulators have expressed concerns about leverage levels, valuation practices, liquidity risks, conflicts of interest, and the potential for systemic risk in the private credit markets. This increased regulatory scrutiny may result in new laws, regulations, or interpretive guidance that could impose additional compliance obligations, restrict our investment activities, limit our use of leverage, require enhanced disclosures, or otherwise increase our costs of doing business. For example, regulators may impose restrictions on the types of investments we can make, the amount of leverage we can employ, the fees we can charge, or the valuation methodologies we use. New regulations could also affect our portfolio companies by imposing additional compliance burdens or restricting their access to capital. Any such regulatory changes could limit our flexibility to execute our investment strategy, reduce our returns, increase our operating expenses, or require us to modify our business practices in ways that could adversely affect our competitiveness and financial performance. The uncertainty regarding potential future regulation of the private credit industry creates additional risk for our business and our stockholders.

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

On February 4, 2026, the SEC granted the Fund relief sought in a new exemptive application that expands the co-investment exemptive relief previously granted to the Fund in October 2016 to allow the Fund to co-invest in portfolio companies with certain of its affiliates that are managed by the Adviser (“Affiliated Funds”) in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Prior Order”). Pursuant to the Prior Order, the Fund is permitted to co-invest with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and its investors and do not involve overreaching in respect of the Fund or its investors on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s investors and is consistent with the Fund’s investment objective and strategies.

On February 4, 2026, the Adviser received a new SEC exemptive order for simplified co-investment relief (the “New Order”) that supersedes the prior order. The New Order permits us to co-invest with our affiliates to a greater degree that was previously permitted under the prior order. Pursuant to the New Order, (1) initial co-investments in issuers in which neither we nor our affiliates have an existing investment will no longer require Board pre-approval, (2) subject to Board approval, we may co-invest with our affiliates in an issuer where our affiliates have an existing investment in the issuer and we do not, (3) the Adviser is not required by the New Order to allocate co-investments to us and other AB-PCI funds that target similar assets pro rata based on CAFI in the asset class being allocated; rather, the Adviser may adopt any allocation policy that ensures opportunities to participate in co-investments are allocated in a manner that is fair and equitable to us and other regulated funds advised by the Adviser. The New Order will also require the Adviser to adopt policies and procedures reasonably designed to ensure compliance with the terms of the New Order. In lieu of the specific Board reporting items required by the prior order, the CCO will instead be required to provide regular reporting to the Board on any information that the Board requests and on co-investment matters that the CCO deems significant. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the New Order.

The Fund may, however, invest alongside other clients of the Adviser and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the New Order, or SEC staff interpretations and guidance. For example, the Fund may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting the Fund and such other funds to co-invest in privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Fund’s behalf and on behalf of other clients, negotiates no term other than price. The Fund may also co-invest with the Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations or the Adviser’s allocation policy.

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

The following table illustrates the effect of leverage on returns from an investment in the Shares assuming that the Fund employs leverage such that its asset coverage equals (1) its actual asset coverage as of December 31, 2025 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2025.

The calculations in the tables below are hypothetical, and are provided for illustrative purposes only. Actual returns may be higher or lower than those appearing below.

Assumed Return on the Fund’s Portfolio (net of expenses)	(10.00)%	(5.00)%	—	5.00%	10.00%
Corresponding net return to holders of common stock assuming actual asset coverage as of December 31, 2025(1)	(37.30)%	(23.7)%	(10.2)%	3.4%	17.0%
Corresponding net return to holders of common stock assuming 150% asset coverage(2)	(41.90)%	(26.9)%	(11.9)%	3.1%	18.1%

(1)
Assumes $1,980.9 million in total portfolio assets, $1,250.6 million in debt outstanding, $730.3 million in net assets, and an average cost of funds of 6.68%%. Actual interest payments may be different.
(2)
Assumes $1,980.9 million in total portfolio assets, $1,320.6 million in debt outstanding, $660.3 million in net assets, and an average cost of funds of 6.68%%. Actual interest payments may be different.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. The Fund anticipates that it will not qualify as a publicly offered RIC immediately after the Private Offering; the Fund may qualify as a publicly offered RIC for future taxable years. If the Fund is not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of the Fund’s affected expenses, including its management fees and incentive fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder.

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

For example, the impact of potential downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Similarly in Europe, since 2010 several European Union, or the "EU", countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is ongoing concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. Because Russia is a major exporter of oil and natural gas, the invasion and related economic sanctions have reduced the supply, and increased the price, of energy, which has a material effect on inflation and may continue to exacerbate ongoing supply chain issues. There is also the ongoing risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Fund has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Fund’s portfolio and the value of an investment in the Fund. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

Similarly, conflicts in the Middle East, including the conflict between Israel and Hamas, could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.

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

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Significant events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

The Chief Compliance Officer of the Fund oversees the Fund’s risk management function generally and relies on the Adviser’s Chief Compliance Officer to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s Chief Compliance Officer has 14 years of experience in the financial services industry, and during such time has acquired relevant experience overseeing and actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Fund’s Chief Compliance Officer has been responsible for the general oversight function as Chief Compliance Officer to the Fund for 5 years and has worked in the financial services industry for 20 years, during which the Fund’s Chief Compliance Officer has gained expertise in assessing and managing risk applicable to the Fund.

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

The total Capital Commitments of investors in the Fund as of December 31, 2025 is $775,624,993.

Holders

As of March 25, 2026, there were 4,146 holders of record of the Shares.

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

The Fund has elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, the Fund must distribute at least 90% of its net ordinary income and net realized short-term capital gains in excess of its net realized long-term capital losses, if any, to its stockholders. In order to avoid certain excise taxes imposed on RICs, the Fund currently intends to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of its ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which its capital gains exceed its capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by the Fund to use its own taxable year); and (c) certain undistributed amounts from previous years on which it paid no U.S. federal income tax.

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

Issuer Purchases of Equity Securities

On November 28, 2025, the Fund commenced a tender offer (the “November 2025 Tender Offer”) pursuant to which the Fund offered to repurchase up to 1,749,969.45 Shares tendered prior to December 31, 2025 (the “November 2025 Tender Offer Expiration Date”). 539,142 Shares were validly tendered by stockholders and not properly withdrawn prior to the November 2025 Tender Offer Expiration Date. The Fund accepted for purchase 100% of the Shares that were validly tendered and not properly withdrawn prior to the November 2025 Tender Offer Expiration Date, at a purchase price per Share equal to $9.48, the Fund’s NAV per Share as of December 31, 2025.

The following table sets forth information regarding repurchases of Shares during the three months ended December 31, 2025:

Offer Date	November 28, 2025
Expiration Date	December 31, 2025
Purchase Price per Share	$9.48
Shares Repurchased	539,142
Aggregate Dollar Amount of Shares Accepted for Repurchase	$5,108,699

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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	As of December 31, 2025		As of December 31, 2024
Investments in Portfolio Companies	$(403,402,515)	(1)	$(425,984,817)	(2)
Draw Downs Against Revolvers and Delayed Draw Term Loans	(135,318,835)		(97,181,550)
Principal Repayments	300,228,985	(3)	214,122,466	(4)
Sales	12,471,896		10,515,472
Net Repayments (Investments)	$(226,020,469)		$(298,528,429)

(1)
Includes investments in 95 portfolio companies.
(2)
Includes investments in 30 portfolio companies.
(3)
Includes $26,462,602 in revolver and delayed draw term paydowns.
(4)
Includes $20,348,624 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,828,650,502	92.26%	$1,802,229,181	91.62%	9.58%
Second Lien Junior Secured Debt	3,101,516	0.16%	2,574,947	0.13%	21.56%
Preferred Stock	5,566,431	0.28%	8,128,435	0.41%	—
Common Stock	9,525,137	0.48%	9,938,983	0.51%	—
Investment companies	28,975,016	1.46%	36,322,816	1.85%	—
Warrants	394,025	0.02%	2,102,100	0.11%	—
Cash and cash equivalents	105,808,043	5.34%	105,808,043	5.37%
Total	$1,982,020,670	100.00%	$1,967,104,505	100.00%

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

(1)
Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025	As of December 31, 2024
Number of portfolio companies	161	208
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,802,346,415	98.39%	$1,795,749,095	99.50%
Non-accrual	29,405,603	1.61%	9,055,033	0.50%
Total	$1,831,752,018	100.00%	$1,804,804,128	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,580,802,069	98.66%	$1,582,211,786	99.82%
Non-accrual	21,487,969	1.34%	2,921,585	0.18%
Total	$1,602,290,038	100.00%	$1,585,133,371	100%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of December 31, 2025, the Fund had nineteen investments, with six issuers, that were on non-accrual status. As of December 31, 2024, the Fund had nineteen investments, with eleven issuers, that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of December 31, 2025 and December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Digital Infrastructure & Services	$323,490,755	17.25%	$321,542,152	17.28%
Healthcare	337,463,189	17.99%	318,274,077	17.10%
Investment Companies	28,975,016	1.54%	36,322,816	1.95%
Software & Tech Services	929,569,330	49.54%	931,073,132	50.01%
Services	162,932,838	8.68%	161,760,374	8.69%
Consumer Non-Cyclical	38,897,799	2.07%	37,339,221	2.01%
Financials	50,274,312	2.68%	50,375,641	2.71%
NAV Loan	4,609,388	0.25%	4,609,049	0.25%
	$1,876,212,627	100.00%	$1,861,296,462	100.00%

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Business Services	$11,879,295	0.73%	$11,912,193	0.73%
Consumer Non-Cyclical	31,148,727	1.90%	29,642,280	1.82%
Digital Infrastructure & Services	295,258,555	18.04%	294,907,619	18.09%
Financials	51,958,761	3.17%	52,160,429	3.20%
Software & Tech Services	839,988,662	51.33%	846,266,226	51.91%
Healthcare	278,386,614	17.01%	262,241,611	16.08%
Investment Companies	18,967,780	1.16%	24,355,711	1.49%
Services	109,009,359	6.66%	108,863,236	6.68%
	$1,636,597,753	100.00%	$1,630,349,305	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the years ended December 31, 2025 and December 31, 2024. For information regarding results of operations for the year ended December 31, 2023, see the Fund’s Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 29, 2024.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Total investment income	$181,782,245	$173,125,161
Total expenses	124,500,078	119,521,563
Net investment income before taxes	57,282,167	53,603,598
Income tax expense, including excise tax	637,214	359,038
Net investment income after tax	56,644,953	53,244,560
Net realized and change in unrealized appreciation (depreciation) on investments	(3,335,268)	14,022,427
Net increase (decrease) in net assets resulting from operations	53,309,685	67,266,987
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	7,554	1,734
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$53,302,131	$67,265,253

Investment Income

During the year ended December 31, 2025, the Fund’s investment income was comprised of $175,147,668 of interest income, which includes $8,261,956 from the net amortization of premium and accretion of discounts, 5,512,013 of payment-in-kind interest, and $1,122,564 of dividend income. The increase in interest income during 2025 resulted from the increase in the Fund’s investment portfolio.

During the year ended December 31, 2024, the Fund’s investment income was comprised of $165,590,867 of interest income, which includes $6,641,027 from the net amortization of premium and accretion of discounts, $6,745,453 of payment-in-kind interest, and $788,841 of dividend income. The increase in interest income during 2024 resulted from the increase in size in the Fund’s investment portfolio.

Operating Expenses

The composition of the Fund’s operating expenses for the years ended December 31, 2025 and December 31, 2024 were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Interest and borrowing expenses	$79,774,822	$79,873,478
Management fees	23,925,583	20,213,153
Income-based incentive fee	14,161,116	13,311,149
Professional fees	2,854,876	2,273,397
Administration and custodian fees	1,395,801	1,323,509
Insurance expenses	217,970	461,618
Directors’ fees	234,858	244,625
Transfer agent fees	166,989	140,303
Other expenses	1,768,063	1,680,331
Total expenses	124,500,078	119,521,563
Income tax expense, including excise tax	637,214	359,038
Net expenses	$125,137,292	$119,880,601

Total operating expenses for the year ended December 31, 2025, increased by approximately $5.0 million compared to the year ended December 31, 2024. The increase in 2025 is attributable primarily to higher base management fees and income-based incentive fees.

Interest and borrowing expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the years ended December 31, 2025 and December 31, 2024, were 79,774,822 and $79,873,478, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 6.59% and 8.08% for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease in interest and borrowing expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 can primarily be attributed to a decrease in interest rates.

Management Fee

The gross management fee expenses for the years ended December 31, 2025 and December 31, 2024 were $23,925,583 and $20,213,153, respectively. The increase in the management fee for the year ended December 31, 2025 was a result of the increase in average gross assets during this period, which is the basis used to calculate management fees. For the years ended December 31, 2025 and December 31, 2024, the Adviser waived management fees of $0 and $0, respectively.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2025, the Fund had principal repayments and sales which resulted in $5,332,449 of net realized gain primarily driven by an exit in three of our portfolio companies.

During the year ended December 31, 2024, the Fund had principal repayments and sales which resulted in $1,850,609 of net realized gain primarily driven by an exit in one of our portfolio companies.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2025, the Fund had $8,667,717 in net change in unrealized depreciation on $1,861,296,462 of investments in 218 portfolio companies. Net change in unrealized depreciation for the year ended December 31, 2025, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2025 and December 31, 2024, the net increase in net assets resulting from operations was $53,309,685 and $67,266,987, respectively. Based on the weighted average shares outstanding for the years ended December 31, 2025 and December 31, 2024, the Fund’s per share net increase (decrease) in net assets resulting from operations was $0.76 and $1.14, respectively.

Cash Flows

For the year ended December 31, 2025, cash increased by $53,629,189. During the same period, the Fund used $173,631,737 in operating activities, primarily on the net purchases of investments. During the year ended December 31, 2025, the Fund generated $227,260,926 from financing activities, primarily from net borrowings on the Credit Facilities and issuance of Shares.

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

For the year ended December 31, 2025 and December 31, 2024, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2025, and December 31, 2024, the Fund had $105,808,043 and $52,178,854 in cash and cash equivalents on hand, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of December 31, 2025, taken together with the Fund’s uncalled Capital Commitments of $141,934,478 and $162,000,000 of the total available under the Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of December 31, 2025, the Fund has unfunded commitments to fund future investments in the amount of $326,912,123, and contractual obligations in the form of Credit Facilities of $680,000,000 and Notes of $538,000,000.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. The total Capital Commitments of investors in the Fund as of December 31, 2025 is $775,624,993. Inception to December 31, 2025, the Fund received Capital Contributions to the Fund from investors in the Fund as of December 31, 2025 is $633,690,515. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

As part of the General Tender Program, the Fund repurchased, 2,929,637 and 3,290,040 shares for $27,860,011 and $31,120,345 for the years ended December 31, 2025 and December 31, 2024, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution. For the years ended December 31, 2025 and December 31, 2024, the Fund distributed to stockholders $58,283,302 and $53,059,145, respectively.

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

As part of the DRIP, the Fund distributed to stockholders who opted into the DRIP 3,367,682 and 3,018,996 Shares for $32,016,022 and $28,553,580, for the years ended December 31, 2025 and December 31, 2024, respectively.

For further details, see “Note 7. Net Assets,” to the Fund’s consolidated financial statements.

The following is a summary of the Fund’s equity activity for the years ended December 31, 2025 and December 31, 2024.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Capital Commitments and Commitments Reductions	$84,071,196	$94,282,995
Capital Commitments rescinded due to participation in General Tender Program	$29,323,949	$21,997,165
Dividend reinvestments	$32,016,022	$28,553,580
Shares issued to investors under DRIP	3,367,682	3,018,996
Value of capital drawdown notices	$124,103,542	$91,204,663
Shares issued to investors under capital drawdown notices	12,935,607	9,609,300
Value of Shares purchased in General Tender Program	$27,860,011	$31,120,345
Shares purchased in General Tender Offer	2,929,637	3,290,040

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of December 31, 2025, the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility was $42,000,000.

As of December 31, 2025, the Fund had no outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility. As of December 31, 2024, the Fund had $10,000,000 outstanding on the 2021 HSBC Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund ("ABPCIC Funding II"), entered into a revolving credit facility (the "Synovus Credit Facility") with Synovus Bank, Specialty Finance Division, as facility agent, and U.S. Bank, National Association, as collateral, collateral custodian and securities intermediary. As of December 31, 2025, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000.

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of December 31, 2025, the Fund had $190,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2024, the Fund had $188,250,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On April 21, 2023, ABPCI Private Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding IV”), entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator. ABPCIC Funding IV has entered into a number of amendments of the Natixis Credit Facility through December 18, 2025, the latest details of which are reflected in the notes below.

As of December 31, 2025, the Borrower may, until December 18, 2025, borrow (i) up to $216,000,000 Class A-D1 delayed draw term loans (the “Class A-D1 Loans”), (ii) up to $44,000,000 Class A-D2 delayed draw term loans (the “Class A-D2 Loans”) and (iii) up to $65,000,000 Class A-R revolving loans (the “Class A-R Loans”), which may converted to Class A-T term loans at the option of the Borrower during the commitment period. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to the three-month standard overnight financing rate for the relevant interest period plus an applicable spread, which for the Class A-D1 Loans is 1.51% per annum, the Class A-D2 Loans is 1.84% per annum and the Class A-R Loans is 1.57% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) December 18, 2036 or (ii) upon certain other events which result in accelerated maturity under the Credit Facility. Borrowing under the Credit Facility is subject to certain restrictions contained in the Investment Company Act of 1940, as amended.

As of December 31, 2025, the Fund had $235,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. As of December 31, 2024, the Fund had $200,000,000 outstanding on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V entered into a warehouse financing transaction (the "MUFG Credit Facility"). In connection with the MUFG Credit Facility, ABPCIC Funding V, entered into, among other agreements, (i) the credit agreement (the "MUFG Credit Agreement"), among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the "MUFG Collateral Agent") and collateral administrator (in such capacity, the "MUFG Collateral Administrator"), and U.S. Bank National Association, as document custodian, (ii) the account control agreement, among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (iii) the collateral management agreement, between ABPCIC Funding V and the Adviser, as collateral manager (in such capacity, the "MUFG Collateral Manager"), (iv) the collateral administration agreement, among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer. The MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000.

As of December 31, 2025, the Fund had $150,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. As of December 31, 2024, the Fund had $104,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see "Note 4. Borrowings," to the Fund's consolidated financial statements.

NatWest Credit Facility

On March 21, 2025, ABPCIC Funding VI LLC (“ABPCIC Funding VI”), a wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction (the “NatWest Credit Facility” and together with the and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility, the Natixis Credit Facility and the MUFG Credit Facility, the “Credit Facilities”). In connection with the NatWest Credit Facility, ABPCIC Funding VI entered into, among other agreements, (i) the facility agreement (the “NatWest Facility Agreement”), among the Adviser, as collateral manager (in such capacity, the “NatWest Collateral Manager”), ABPCIC Funding VI, each of the lenders from time to time party thereto, NatWest Markets Plc, as lead lender (in such capacity, the “NatWest Lead Lender”), U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “NatWest Collateral Agent”), U.S. Bank National Association, as document custodian, and Alter Domus (US) LLC, as loan agent, (ii) the securities account control agreement, among ABPCIC Funding VI, as debtor, the NatWest Collateral Manager, the NatWest Lead Lender, the NatWest Collateral Agent, and U.S. Bank National Association, as securities intermediary, (iii) the purchase and sale agreement between the Fund, as seller, and ABPCIC Funding VI, as buyer, and (iv) the pledge agreement, between the Fund, as pledgor, and the NatWest Collateral Agent. The NatWest Facility Agreement provides for borrowings in an aggregate amount up to $75,000,000.

As of December 31, 2025, the Fund had $75,000,000 outstanding on the NatWest Credit Facility and the Fund was in compliance with the terms of the NatWest Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Scotia Credit Facility

On November 7, 2025, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as administrative agent, and the lenders and issuing banks party thereto (the “Scotia Credit Facility”). The facility provides a revolving credit commitment of up to $50,000,000, subject to borrowing base availability, with the ability to increase total capacity to $100,000,000 through an uncommitted accordion feature.

The Scotia Credit Facility matures on November 6, 2026, and may be extended for additional one-year terms with lender consent. It may also be extended for one committed one‑year term subject to customary extension conditions.

As of December 31, 2025, the Fund had $30,000,000 outstanding on the Scotia Credit Facility and the Fund was in compliance with the terms of the Scotia Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $0 and $2,845,117 as of December 31, 2025 and December 31, 2024, respectively.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Debt Securitization

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd (the “VI Issuer”), an exempted company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned subsidiary of the Fund, and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware (the “VI Co-Issuer,” and together with the VI Issuer, the “VI Co-Issuers”), each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization (the “CLO VI Transaction"). The stated reinvestment date was August 9, 2022.

The CLO VI indenture was refinanced under the terms of the first supplement indenture dated April 28, 2022 among the VI Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes (other than the Subordinated Notes) under the indenture dated August 9, 2019 in the amount of $246,900,000 were paid off, and the unamortized debt discount and debt issuance costs were accelerated into interest and borrowing expenses on the consolidated statements of operations. The VI Issuer issued new notes including additional Subordinated Notes in the amount of $7,720,000. The VI Issuer issued new notes, collectively, the “CLO VI Notes.”

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

The CLO VI Notes that remain outstanding as of December 31, 2025 were (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.40% per annum; (ii) $100,000,000 of Class A-1L-R Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Senior Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.00% per annum. The CLO VI Notes are scheduled to mature on January 27, 2037.

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

On May 3, 2023, ABPCI Direct Lending Fund CLO XIII LTD (“CLO XIII” or the “XIII Issuer”), a private company limited by shares incorporated under the laws of Jersey and a wholly-owned subsidiary of the Fund, and ABPCI Direct Lending Fund CLO XIII LLC, a limited liability company organized under the laws of the State of Delaware (the “XIII Co-Issuer,” and together with the XIII Issuer, the “XIII Co-Issuers”), ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd (the “First Static Subsidiary”) and ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd (the “Second Static Subsidiary” and together with the First Static Subsidiary, the “Static Subsidiaries”, and together with the XIII Co-Issuers, the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date is April 27, 2027, which was extended to October 27, 2029 through the first supplemental indenture on October 21, 2025.

The CLO XIII Transaction was executed through a private placement and the notes offered (the "CLO XIII Notes") that remain outstanding as of December 31, 2025 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.45% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.80% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.20% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.25% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on October 27, 2037.

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

Co-investment Exemptive Order

On February 4, 2026, the SEC granted the Fund relief sought in a new exemptive application that expands the co-investment exemptive relief previously granted to the Fund in August 2018 and October 2016 to allow the Fund to co-invest in portfolio companies with Affiliated Funds in a manner consistent with its investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, the Fund is permitted to co-invest with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and the Fund’s stockholders and do not involve overreaching in respect of the Fund or the Fund’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s stockholders and is consistent with the Fund’s investment objective and strategies. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the Order.

On February 4, 2026, the Adviser received a new SEC exemptive order for simplified co-investment relief (the “New Order”) that supersedes the prior order. The New Order permits us to co-invest with our affiliates to a greater degree that was previously permitted under the prior order. Pursuant to the New Order, (1) initial co-investments in issuers in which neither we nor our affiliates have an existing investment will no longer require Board pre-approval, (2) subject to Board approval, we may co-invest with our affiliates in an issuer where our affiliates have an existing investment in the issuer and we do not, (3) the Adviser is not required by the New Order to allocate co-investments to us and other AB-PCI funds that target similar assets pro rata based on CAFI in the asset class being allocated; rather, the Adviser may adopt any allocation policy that ensures opportunities to participate in co-investments are allocated in a manner that is fair and equitable to us and other regulated funds advised by the Adviser.

The New Order will also require the Adviser to adopt policies and procedures reasonably designed to ensure compliance with the terms of the New Order. In lieu of the specific Board reporting items required by the prior order, the CCO will instead be required to provide regular reporting to the Board on any information that the Board requests and on co-investment matters that the CCO deems significant.

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

As of December 31, 2025, and December 31, 2024, the Fund had total senior securities of $1,218,000,000 and $1,050,938,941, respectively, consisting of borrowings under the Revolving Credit Facilities, Secured Borrowings and Notes, and had asset coverage ratios of 160% and 158%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

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

Management and Incentive Fees

The Fund will accrue for the base management fee and incentive fee. The accrual for the incentive fee includes the recognition of the incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Third Amended and Restated Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.

Federal Income Taxes

The Fund has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. The Fund intends to distribute sufficient dividends to maintain its RIC status each year and the Fund does not anticipate paying any material federal income taxes in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Fund is subject to financial market risks, including changes in interest rates. To the extent the Fund borrows to finance investments, its net investment income depends on the spread between the rate at which the Fund borrows and the rate at which it invests.

In connection with moderating inflation and changes in central bank policy, interest rates have declined from prior elevated levels and may continue to fall. Because the Fund’s investments are predominantly floating rate, changes in interest rates are expected to be reflected in interest income over time as reference rates reset. In a declining interest rate environment, we expect asset yields and interest income to decrease, all else equal. Notably, the Fund’s portfolio financing is typically floating rate; therefore, we expect the Fund’s cost of financing also to decline as interest rates fall. Differences in the timing of rate resets on the Fund’s assets and its borrowings may result in temporary increases or decreases in net investment income. Also, contractual interest rate floors on assets may support asset yields in particularly low rate environments.

In declining rate environments, portfolio companies with floating rate debt are positioned to benefit from lower debt service obligations, which can reduce the risk of defaults and rfelated credit losses for the Fund.

The Fund will primarily invest in illiquid debt securities of private companies. Because there is not expected to be a readily available market for many portfolio investments, the Fund expects to value a substantial portion of its portfolio at fair value, as determined in good faith by the Board in accordance with a documented valuation policy and consistently applied valuation process. Due to the inherent uncertainty in determining the fair value of illiquid investments, such valuations may differ materially from the values that would have been realized in an active market.

Although the Fund does not currently intend to make investments denominated in foreign currencies, to the extent it does, the Fund would be subject to risks associated with changes in currency exchange rates, including fluctuations in foreign exchange markets, the imposition of exchange controls, and potential secondary market illiquidity.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025 were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(51,476,459)	$(36,071,288)	$(15,405,171)
Down 200 basis points	$(37,052,806)	$(24,801,288)	$(12,251,519)
Down 100 basis points	$(18,546,159)	$(13,531,288)	$(5,014,871)
Down 25 basis points	$(4,636,540)	$(2,970,000)	$(1,666,540)
Up 100 basis points	$18,546,159	$9,008,712	$9,537,446
Up 200 basis points	$37,092,317	$20,278,712	$16,813,605
Up 300 basis points	$55,638,476	$31,548,712	$24,089,764

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

Information required by this Item is included beginning on page 89.

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

Management’s report on internal control over financial reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Fund’s Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2025.

Changes in internal controls over financial reporting

There have been no changes in the Fund’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the Fund’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Board Meetings and Attendance

During 2025, including both regularly scheduled and special meetings, the Board met a total of four times, the Audit Committee met a total of four times and the Nominating and Corporate Governance Committee met a total of three times. During 2025, none of the Fund’s Directors attended fewer than 75% of the meetings of the Board. Additionally, in 2025, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All directors are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each director to make a diligent effort to attend all Board and committee meetings. The Fund does not have a formal policy regarding director attendance at an annual meeting of stockholders. Three of the Fund’s directors attended the 2025 annual meeting of stockholders via video webcast.

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

Name	Age	Class	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	58	Class I	President and Chairman of AB Private Credit Investors Corporation President, AB Private Credit Investors LLC (Adviser)	2016	2026
Matthew Bass	47	Class II	Interested Director	2016	2027
Independent Directors
Terry Sebastian	58	Class I	Director	2016	2026
John G. Jordan	55	Class II	Director	2016	2027
Richard S. Pontin	72	Class III	Director	2016	2028

The address for each of the Fund’s directors is c/o AB Private Credit Investors Corporation, 405 Colorado Street, Suite 1500, Austin, Texas 78701.

Executive Officers Who Are Not Directors

Name	Age	Executive Officer Since	Position
Jennifer Friedland	51	2021	Chief Compliance Officer
Wesley Raper	47	2016	Chief Financial Officer

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

Independent Directors

John G. Jordan has served as a trustee of AB CarVal Credit Opportunities Fund since 2023, and as a trustee of AB Private Lending Fund since 2024. Mr. Jordan is President and Board Member of All Tune Holding, LLC, an automotive service franchisor, a position he has held since 2025. He has been an Advisory Board Member of LBJ Family Partnership since 2021 and since 2018, has served as a managing member of various closely held real estate and operating businesses. He served as a member of the Finance Committee of Texas Tribune, Inc. from 2019 to 2026 and as Chief Financial Officer of woombikes USA, LLC from 2019 to 2021. From 2000 to 2015 he was President and a member of the Board of Directors of BusinesSuites, LP, one of the largest regional coworking operators in North America. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010 through 2015. Prior to 2000, Mr. Jordan held positions in finance and business development in financial services and technology firms. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000 to 2006. Mr. Jordan was selected as one of our Independent Directors because of his prior board experience and financial expertise.

Richard S. Pontin has served as a trustee of AB CarVal Credit Opportunities Fund since 2023 and as a trustee of AB Private Lending Fund since 2024. From 2007 to 2017, he served as a member of the Board of Directors and audit committee of Tangoe, a leading provider of information Technology and telecom asset and financial management services for global enterprises. He previously served as Executive Chairman of Tangoe from 2007 to 2009 and as Chief Executive Officer and a member of the Board of Directors of its predecessor company, TRAQ Wireless, from 2004 to 2007. Mr. Pontin was a member of the Board of Directors and the Compensation Committee of PlumChoice Inc. from 2010 to 2018. Since 2002 Mr. Pontin has also been an advisor to private equity and venture capital companies and entrepreneurs. He has advised several firms, focusing on corporate strategy, business planning, competitive analysis, M&A due diligence, KPI/metric implementation, product planning, and interim Chief Executive Officer Management. Mr. Pontin was an Executive Partner at Teakwood Capital from 2011 to 2015. Between 2002 and 2011 Mr. Pontin served as the Chief Executive Officer of each of Airclic, Inc., Airband Communications, and Ionex Telecom. Prior to 2002, he served as President and Chief Operating Officer of Broadwing Communications and President and Chief Operating Officer of Cincinnati Bell, Inc., and held various positions at Nextel Communications, Bell South, MCI Communications, AT&T and Marion Laboratories. Mr. Pontin holds a B.S. in Biological Science and an M.B.A. from Drexel University, and is a member of the National Association of Corporate Directors, where he was recognized as the 2015 Governance Fellow for Excellence in Board Management and Governance. Mr. Pontin has been an Independent Director of AB Private Credit Investors Corporation since 2016 and was selected as one of our Independent Directors because of his financial expertise and his significant leadership, corporate governance, management and advisory experience.

Terry Sebastian has served as a trustee of AB CarVal Credit Opportunities Fund since 2023 and as a trustee of AB Private Lending Fund since 2024. Mr. Sebastian is an Operating Partner with Lake Pacific Partners, a private equity investment firm based in Chicago, IL focused on investments in the food sector where he has been involved since 2000. At Lake Pacific, he has also served as a member of the investment committee, a board member or a senior executive in several portfolio companies including Innovative Freeze Dried Foods in 2019 to Present, Cal Pacific Specialty Foods from 2009 to 2017, Maxi Holdings from 2002 to 2011, Gladson from 2005 to 2011 and Teepak Holdings from 2001 to 2008. Since 2019, he has served as Chairman of Innovative Freeze Dried Foods. Beginning in January 2024, he has served as Chief Executive Officer of the Savannah Food Company. Prior to Lake Pacific, Mr. Sebastian was a senior vice president at Natural Nutrition Group from 1996 to 1999 and an executive at McCain Foods from 1993 to 1994. He began his career as a management consultant at Booz, Allen & Hamilton. Sebastian holds an M.B.A. from the Harvard Business School and a B.B.A. with High Honors from the University of Texas at Austin. From 2009 to 2011, he was an instructor at the Lundquist College of Business at the University of Oregon. Mr. Sebastian was selected as one of the Fund’s Independent Directors because of his prior board and management experience.

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

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Audit Committee. A copy of the Audit Committee’s charter is available to stockholders on the Fund’s website. The members of our Audit Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Director and meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. Mr. Pontin serves as Chair of the Audit Committee. Our Board has determined that Mr. Pontin is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Audit Committee is responsible for assisting the Board in its oversight of the accounting, financial reporting, and cybersecurity and data protection policies and practices.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board. A copy of the Nominating and Corporate Governance Committee’s charter is available to stockholders on the Fund’s website. The members of the Nominating and Corporate Governance Committee are Messrs. Jordan, Pontin and Sebastian, each of whom an Independent Director. Mr. Jordan serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations and industry best practices. Our Nominating and Corporate Governance Committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of the Fund’s bylaws. In order to be properly submitted, the stockholder recommendation must be delivered to or mailed and received at the principal executive offices of the Fund not less than 120 calendar days before the date of the Fund’s proxy statement released to stockholders in connection with the previous year’s annual meeting. The stockholder must meet the requirements and the stockholder recommendation must include the information required by the Fund’s Bylaws and the Nominating and Corporate Governance Committee’s charter. The Nominating and Corporate Governance Committee will consider and evaluate nominee candidates properly submitted by stockholders on the same basis as it considers and evaluates candidates recommended by other sources.

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

Compensation of Directors

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. For fiscal year 2025, each independent director received an annual retainer of $91,000. In addition, the Chair of the Fund’s Audit Committee received an annual retainer of $6,500. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors will have the option of having their directors’ fees paid in Shares stock issued at a price per share equal to the per share net asset value of our Shares.

The table below sets forth the compensation received by each director for the fiscal year ended December 31, 2025 from (i) the Fund and (ii) all of the companies in the Fund Complex. “Fund Complex” is defined to include business development companies and registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or business development companies and registered investment companies advised by the Adviser, or that have an investment adviser that is an affiliated person of any other fund in the fund complex. Therefore, the Fund Complex consists of the Fund, AB Private Lending Fund and AB CarVal Credit Opportunities Fund. The Fund’s directors do not receive any retirement benefits from the Fund or any other member of the Fund Complex.

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

Timing of Grants of Options

The Fund did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2026, the beneficial ownership of each current director, the nominees for director, the Fund’s executive officers, each person known to the Fund to beneficially own 5.0% or more of the outstanding Shares, and the executive officers and directors as a group.

The percentage ownership is based on 78,042,219.678 Shares outstanding as of March 25, 2026. As of such date, there were no Shares subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Fund’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Shares beneficially owned. The address for each listed individual is c/o AB Private Credit Investors Corporation, 405 Colorado Street, Suite 1500, Austin, Texas 78701.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	0%
Matthew Bass	—	0%
Executive Officer
Wesley Raper	—	0%
Independent Directors
John G. Jordan	24,220.211	*
Richard S Pontin	—	0%
Terry Sebastian	25,395.168	*
All Directors and Executive Officers as a Group	—	*
Owners of 5% or more of the Fund’s common stock AB Private Credit Investors Corporation	49,615.379	0%

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

The Fund may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with the Fund’s investment strategy as well as applicable law and SEC staff interpretations, as well as the exemptive order that the Fund and certain of its affiliates received from the SEC on February 4, 2026, which expands relief previously granted to the Fund on August 6, 2018, and which the Fund refers to as the “New Order.” Absent the New Order, the Fund’s ability to co-invest would have been more limited. The New Order expands the Fund’s ability to co-invest in portfolio companies with Affiliated Funds, in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the New Order. Pursuant to the New Order, the Fund is permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching in respect of the Fund or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s shareholders and its policy as recited in its filings with the SEC. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the New Order.

Investment Advisory Agreement

The Fund entered into the Advisory Agreement with the Adviser on November 13, 2019, which was amended and restated on March 24, 2022 and on February 10, 2026. For the years ended December 31, 2025 and December 31, 2024, the Fund incurred a management fee of $23,925,583 and $20,213,153, respectively, of which $0 and $0 was voluntarily waived by the Adviser, respectively. For the years ended December 31, 2025 and December 31, 2024, the Fund incurred an income-based incentive fee of $14,161,116 and $13,311,149, respectively. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities for the Fund, underwriting and conducting diligence on the Fund’s investments and monitoring the Fund’s investment portfolio on an ongoing basis. The Adviser’s incentive fee is based, among other things, on the value of the Fund’s investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Fund’s portfolio investments. For example, the terms of the Adviser’s base management and incentive fees may create an incentive for the Adviser to approve and cause the Fund to make more speculative investments that the Fund would otherwise make in the absence of such fee structure.

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

As of December 31, 2025, the amount of Expense Payments provided by the Adviser since inception was $4,874,139. The following table reflects a summary of payments and reimbursement payments made since inception:

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Fund’s fiscal years ended December 31, 2025 and December 31, 2024:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees	$425,300	$409,300
Audit Related Fees	1,022,000	1,022,000
Tax Fees	43,000	—
All Other Fees	—	—
Total Fees	$1,490,300	$1,431,300

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of the Fund’s financial statements, review of financial statements included in the Fund’s Quarterly Reports on Form 10-Q and services that are normally provided by PwC in connection with statutory and regulatory filings.

Audit Related Fees. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Fund’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. These fees are not borne by the Fund.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2025 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

10.34

Fund Group Facility Sublimit Adjustment Letter, dated as of June 17, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private

Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024(Delaware) Fund L.P (incorporated by reference to Exhibit 10.1 to the Fund's Current Report on Form 8-K (File No. 814-01196) filed on June 20, 2024),

10.35

Lender Joinder and Thirteenth Amendment to Revolving Credit Agreement, dated as of August 30, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020(Delaware)Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions2024(Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private Equity Solutions 2023 G.P. L.P. and AB-Abbott Private Equity Solutions 2024 G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 6, 2024).

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

10.37

Fund Group Facility Sublimit Adjustment Letter, dated as of December 26, 2024, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware)Fund L.P., AB Abbott Private Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions2024 (Delaware) Fund L.P. (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on December 30, 2024).

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

10.40

Collateral Management Agreement, dated as of September 19, 2024, between ABPCIC Funding V LLC, as borrower, and AB Private Credit Investors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on September 25, 2024).

10.41

Collateral Administration Agreement, dated as of September 19, 2024, among ABPCIC
Funding V LLC, as borrower, AB Private Credit Investors LLC, as collateral manager, and U.S. Bank Trust Company,
National Association, as collateral administrator (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No.814-01196) filed on September 25, 2024).

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

10.48

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
Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., the
Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023
(Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P. and AB-Abbott Private Equity
Solutions 2025 (Delaware) Fund L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private
Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle
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

10.49

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

10.50

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

10.51

First Supplemental Indenture by and among ABPCI Direct Lending Fund CLO XIII Ltd, as issuer, ABPCI Direct Lending
Fund CLO XIII LLC, as co-issuer, ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd, as first static subsidiary, ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd, as second static subsidiary, and U.S.
Bank Trust Company, National Association, as trustee, dated as of October 21, 2025 (incorporated by reference to Exhibit
10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on October 27, 2025).

10.52

Fund Group Facility Sublimit Adjustment Letter, dated as of October 24, 2025, by and among AB-Abbott Private Equity
Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private
Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., AB
Private Credit Investors Corporation, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private
Equity Solutions 2023 (Delaware) Fund L.P. and AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P.
(incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on
October 30, 2025).

10.53

Senior Secured Credit Agreement, dated as of November 7, 2025, among AB Private Credit Investors Corporation, as borrower, the Bank of Nova Scotia, as administrative agent and lead arranger, and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on November 13, 2025).

10.54

Borrower Joinder, Lender Joinder and Seventeenth Amendment to Revolving Credit Agreement, dated as of December 8,
2025, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors
2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors
Middle Market Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P.,
AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2024 (Delaware)
Fund L.P., AB-Abbott Private Equity Solutions 2025 (Delaware) Fund L.P. and AB Private Credit Investors Middle
Market Direct Lending Fund II, L.P., as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private
Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle
Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private Equity
Solutions 2023 G.P. L.P., AB-Abbott Private Equity Solutions 2024 G.P. L.P., AB-Abbott Private Equity Solutions 2025
G.P. L.P. and AB Private Credit Investors Middle Market Direct Lending G.P. L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current
Report on Form 8-K (File No. 814-01196) filed on December 12, 2025).

10.55

Amended and Restated Credit Agreement, dated as of December 18, 2025, among ABPCI Funding II LLC, as borrower, the lenders referred to therein, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National
Association, as collateral agent and collateral administrator and U.S. Bank National Association as custodian
(incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on
December 23, 2025).

10.56

Amended and Restated Master Loan Sale and Contribution Agreement, dated as of December 18, 2025, by and between
AB Private Credit Investors Corporation, as seller, and ABPCI Funding II LLC, as buyer (incorporated by reference to
Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on December 23, 2025).

10.57

Amended and Restated Account Control Agreement, dated as of December 18, 2025, among ABPCI Funding II LLC, as debtor, U.S. Bank Trust Company, National Association, as collateral agent and the secured party and U.S. Bank National
Association, as securities intermediary (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form
8-K (File No. 814-01196) filed on December 23, 2025).

10.58

Amended and Restated Collateral Management Agreement, dated as of December 18, 2025, by and between ABPCI
Funding II LLC, as borrower, and AB Private Credit Investors LLC, as collateral manager (incorporated by reference to
Exhibit 10.4 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on December 23, 2025).

10.59

LLC, AB Private Credit Investors LLC, as collateral manager, and U.S. Bank Trust Company, National Association, as
collateral administrator (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K (File No.
814-01196) filed on December 23, 2025).

10.60

Amended and Restated Retention Letter, dated as of December 18, 2025, by and between AB Private Credit Investors
Corporation, as retention provider, and ABPCI Funding II LLC, as borrower (incorporated by reference to Exhibit 10.6 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on December 23, 2025).

10.61

Fee Waiver Letter Delivered to AB Private Credit Investors Corporation by AB Private Credit Investors LLC, dated February 10, 2026 (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 10, 2026).

10.62

Third Amended and Restated Investment Advisory Agreement, dated February 10, 2026, by and between the Fund and the Adviser (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01196) filed on February 10, 2026).

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

Date: March 25, 2026		AB PRIVATE CREDIT INVESTORS CORPORATION

	By:	/s/ J. Brent Humphries
J. Brent Humphries President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 2026	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer and Director

Date: March 25, 2026	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer

Date: March 25, 2026	By:	/s/ Terry Sebastian
Terry Sebastian
Director

Date: March 25, 2026	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 25, 2026	By:	/s/ John G. Jordan
John G. Jordan
Director

Date: March 25, 2026	By:	/s/ Richard S. Pontin
Richard S. Pontin
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AB Private Credit Investors Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AB Private Credit Investors Corporation and its subsidiaries (the "Fund") as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, agent banks, portfolio company investees, and transfer agents; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2026

We have served as the auditor of one or more investment companies in the AllianceBernstein business development companies group since 2016.

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of December 31, 2025	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,874,181,760 and $1,634,572,997, respectively)	$1,860,510,569	$1,629,513,317
Non-controlled affiliated investments (amortized cost of $2,030,867 and $2,024,756)	785,893	835,988
Total investments, at fair value (amortized cost of $ 1,876,212,627 and $1,636,597,753)	1,861,296,462	1,630,349,305
Cash and cash equivalents	105,808,043	52,178,854
Interest receivable	9,217,941	8,578,553
Receivable for investments sold	51,593	25,770
Receivable for fund shares	—	27,000
Deferred financing costs	4,569,276	2,835,743
Total assets	$1,980,943,315	$1,693,995,225
Liabilities
Notes payable (net of unamortized discount of $0 and $353,110, respectively, and debt issuance costs of $2,359,715 and $2,250,921, respectively)	$535,640,285	$544,145,969
Credit facility payable	680,000,000	502,250,000
Interest and borrowing expenses payable	9,210,053	11,991,564
Payable for fund shares repurchased	5,108,699	7,838,223
Distribution payable	7,261,023	6,097,343
Incentive fee payable	3,598,459	3,352,536
Management fees payable	6,362,763	5,451,281
Professional fees payable	711,194	574,434
Administrator and custodian fees payable	1,389,396	765,843
Payable to Adviser	909,726	1,191,952
Accrued expenses and other liabilities	30,312	107,033
Accrued tax liability	318,578	288,433
Payable for investments purchased	9,284	6,568
Transfer agent fees payable	44,812	37,384
Secured borrowings	—	2,845,117
Total liabilities	$1,250,594,584	$1,086,943,680
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 77,076,615 and 63,702,963 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	770,766	637,030
Paid-in capital in excess of par value	743,824,152	612,231,039
Distributable earnings (accumulated loss)	(14,327,405)	(5,878,938)
Total net assets of AB Private Credit Investors Corporation	$730,267,513	$606,989,131
Non-Controlling Interest in ABPCIC Equity Holdings, LLC	81,218	$62,414
Total net assets	$730,348,731	$607,051,545
Total liabilities and net assets	$1,980,943,315	$1,693,995,225
Net asset value per share of AB Private Credit Investors Corporation	$9.47	$9.53

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Operations

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$175,147,668	$165,590,867	$143,183,230
Payment-in-kind interest	5,512,013	6,745,453	4,764,325
Dividend income	1,122,564	788,841	1,084,626
Total investment income	181,782,245	173,125,161	149,032,181
Expenses:
Interest and borrowing expenses	79,774,822	79,873,478	66,672,590
Management fees	23,925,583	20,213,153	16,898,965
Income-based incentive fee	14,161,116	13,311,149	11,850,031
Professional fees	2,854,876	2,273,397	2,242,058
Administration and custodian fees	1,395,801	1,323,509	1,231,987
Insurance expenses	217,970	461,618	327,680
Directors’ fees	234,858	244,625	279,500
Transfer agent fees	166,989	140,303	143,797
Other expenses	1,768,063	1,680,331	1,462,061
Total expenses	124,500,078	119,521,563	101,108,669
Net investment income before taxes	57,282,167	53,603,598	47,923,512
Income tax expense, including excise tax	637,214	359,038	523,389
Net investment income after tax	56,644,953	53,244,560	47,400,123
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	5,332,449	1,850,609	(3,700,122)
Controlled affiliated investments	—	—	307,140
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(8,611,511)	11,791,070	5,458,755
Non-controlled affiliated investments	(56,206)	380,748	8,985
Controlled affiliated investments	—	—	(173,837)
Net realized and change in unrealized gains (losses) on investment transactions	(3,335,268)	14,022,427	1,900,921
Net increase in net assets resulting from operations	53,309,685	67,266,987	$49,301,044
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$7,554	$1,734	$4,345
Net increase in net assets resulting from operations related to AB Private Credit Investors Corporation	53,302,131	67,265,253	$49,296,699
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.81	$0.90	$0.91
Earnings per share (basic and diluted):	$0.76	$1.14	$0.94
Weighted average shares outstanding:	69,906,266	59,099,675	52,318,840

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2024	63,702,963	$637,030	$612,231,039	$(5,878,938)	$62,414	$607,051,545
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	56,647,113	(2,160)	56,644,953
Net realized gain (loss) on investments	—	—	—	5,322,039	10,410	5,332,449
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,667,021)	(696)	(8,667,717)
Capital Transactions:
Issuance of common stock	12,935,607	129,356	123,974,186	—	—	124,103,542
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	11,250	11,250
Issuance of common shares pursuant to distribution reinvestment plan	3,367,682	33,676	31,982,346	—	—	32,016,022
Repurchase of common stock	(2,929,637)	(29,296)	(27,830,715)	—	—	(27,860,011)
Distributions to stockholders	—	—		(58,283,302)	—	(58,283,302)
Total increase (decrease) for the year ended December 31, 2025	13,373,652	133,736	128,125,817	(4,981,171)	18,804	123,297,186
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	3,467,296	(3,467,296)	—	—
Net assets at December 31, 2025	77,076,615	$770,766	$743,824,152	$(14,327,405)	$81,218	$730,348,731
Distributions declared per share	—	$—	$—	$0.81	$—	$0.81

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	53,244,791	(231)	53,244,560
Net realized gain (loss) on investments	—	—	—	1,850,536	73	1,850,609
Net change in unrealized appreciation (depreciation) on investments	—	—	—	12,169,853	1,965	12,171,818
Capital Transactions:
Issuance of common stock	9,609,300	96,093	91,108,570	—	—	91,204,663
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	8,560	8,560
Issuance of common shares pursuant to distribution reinvestment plan	3,018,996	30,190	28,523,390	—	—	28,553,580
Repurchase of common stock	(3,290,040)	(32,900)	(31,087,445)	—	—	(31,120,345)
Distributions to stockholders	—	—	—	(53,059,145)	—	(53,059,145)
Total increase (decrease) for the year ended December 31, 2024	9,338,256	$93,383	$88,544,515	$14,206,035	$10,367	$102,854,300
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	$(593,367)	$593,367	—	—
Net assets at December 31, 2024	63,702,963	$637,030	$612,231,039	$(5,878,938)	$62,414	$607,051,545
Distributions declared per share	—	$—	$—	$0.88	$—	$0.88

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non- Controlling Interest - ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at December 31, 2022	50,228,088	$502,281	$485,940,938	$(29,599,112)	$34,386	$456,878,493
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	47,401,308	(1,185)	47,400,123
Net realized gain (loss) on investments	—	—	—	(3,392,982)	—	(3,392,982)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	5,288,373	5,530	5,293,903
Capital Transactions:
Issuance of common stock	4,343,036	43,431	40,210,731	—	—	40,254,162
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	13,316	13,316
Issuance of common shares pursuant to distribution reinvestment plan	2,319,546	23,195	21,437,502	—	—	21,460,697
Repurchase of common stock	(2,525,963)	(25,260)	(23,378,509)		—	(23,403,769)
Distributions to stockholders	—	—	—	(40,306,698)	—	(40,306,698)
Total increase (decrease) for the year ended December 31, 2023	4,136,619	41,366	38,269,724	8,990,001	17,661	47,318,752
Tax reclassification of stockholders’ equity in accordance with GAAP	—	$—	$69,229	$(69,229)	$—	$—
Net assets at December 31, 2023	54,364,707	$543,647	$524,279,891	$(20,678,340)	$52,047	$504,197,245
Distributions declared per share	—	$—	$—	$0.77	$—	$0.77

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$53,309,685	$67,266,987	$49,301,044

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(532,977,680)	(516,457,752)	(334,930,745)
Payment-in-kind interest capitalized	(5,743,670)	(6,745,453)	(4,764,325)
Proceeds from sales of investments and principal repayments	312,700,881	224,637,938	159,068,033
Net realized (gain) loss on investments	(5,332,449)	(1,850,609)	3,392,982
Net change in unrealized (appreciation) depreciation on investments	8,667,717	(12,171,818)	(5,293,903)
Amortization of premium and accretion of discount, net	(8,261,956)	(6,641,027)	(6,075,530)
Amortization of discount, debt issuance and deferred financing costs	5,853,397	3,978,731	3,851,415

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(25,823)	21,357	6,381,582
(Increase) decrease in interest receivable	(639,388)	(133,534)	1,350,002
(Increase) decrease in prepaid expenses	—	—	226,644
Increase (decrease) in payable for investments purchased	2,716	6,568	(1,990,087)
Increase (decrease) in management fees payable	911,482	971,746	701,412
Increase (decrease) in payable to Adviser	(282,226)	33,676	(188,934)
Increase (decrease) in administrator and custodian fees payable	623,553	(66,333)	106,706
Increase (decrease) in professional fees payable	136,760	78,145	(98,066)
Increase (decrease) in accrued expenses and other liabilities	(76,721)	107,033	—
Increase (decrease) in accrued tax liability	30,145	47,238	(1,062,723)
Increase (decrease) in incentive fee payable	245,923	(16,596)	834,197
Increase (decrease) in transfer agent fees payable	7,428	2,003	1,157
Increase (decrease) in interest and borrowing expenses payable	(2,781,511)	(787,772)	4,468,198
Net cash provided by (used for) operating activities	(173,631,737)	(247,719,472)	(124,720,941)

Cash flows from financing activities
Issuance of common stock	124,130,542	91,195,663	43,070,188
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	11,250	8,560	13,316
Repurchase of common stock	(30,589,535)	(28,212,362)	(24,777,778)
Distributions paid	(25,103,600)	(24,149,131)	(22,014,147)
Financing costs paid	(7,342,614)	(2,885,832)	(7,593,036)
Borrowings on notes	163,000,000	—	300,000,000
Repayments of notes	(171,750,000)	—	—
Borrowings on credit facility	860,750,000	424,500,000	349,500,000
Repayments of credit facility	(683,000,000)	(233,750,000)	(486,000,000)
Proceeds on secured borrowings	—	45,680,611	11,215,495
Repayments on secured borrowings	(2,845,117)	(45,161,111)	(14,807,154)
Net cash provided by (used for) financing activities	227,260,926	227,226,398	148,606,884
Net increase (decrease) in cash	53,629,189	(20,493,074)	23,885,943
Cash and cash equivalents, beginning of period	52,178,854	72,671,928	48,785,985
Cash and cash equivalents, end of period	$105,808,043	$52,178,854	$72,671,928

Supplemental and non-cash financing activities
Cash paid during the period for interest	$76,193,789	$75,056,012	$59,427,187
Issuance of common shares pursuant to distribution reinvestment plan	$32,016,022	$28,553,580	$21,460,697
State taxes paid	$607,069	$311,800	$1,586,112

See Notes to Consolidated Financial Statements.

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 254.85%								(1)(2)(3)(4)(12)
U.S. Corporate Debt — 240.45%
1st Lien/Senior Secured Debt — 240.10%
123.Net, LLC	Digital Infrastructure & Services	Term Loan	8.10% (S + 4.25%)	7/19/2029	4,331,058	4,298,072	4,276,920	(15)
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.02% (S + 4.25%)	7/19/2029	1,201,297	1,187,540	1,178,502	(6)(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	3,176,329	3,143,908	3,176,329	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	12/22/2027	920,245	902,190	920,245	(6)(15)
AAH Topco, LLC	Healthcare	Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	6,288,854	6,240,242	6,288,854	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	6,365,603	6,305,145	6,365,603	(15)
AAH Topco, LLC	Healthcare	Revolver	—% (S + 5.25%; 0.75% Floor)	12/22/2027	-	(5,291)	-	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.77% (S + 5.00%; 0.75% Floor)	12/6/2029	431,509	426,979	431,509	(6)(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	1,365,427	1,353,879	1,358,600	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(1,053)	-	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	10,433,409	10,331,728	10,381,242	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	442,625	438,533	440,411	(15)
Admiral Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(12,942)	(7,008)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,469,532	3,454,037	3,469,532	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	2,168,458	2,159,710	2,168,458	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/31/2027	-	(1,932)	-	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,459,046	3,433,182	3,459,046	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	1,605,954	1,585,483	1,605,954	(6)(15)
Amercare Royal LLC	Services	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	8,300,745	8,232,242	8,176,234	(15)
Amercare Royal LLC	Services	Revolver	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	450,284	440,032	431,651	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	(19,254)	(6)(7)
Amercare Royal LLC	Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	1,321,971	1,310,950	1,302,141	(15)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	346,322	345,024	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	1,260,321	1,082,011	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	949,042	817,051	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	2,682,124	2,278,901	-	(16)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	3,287,507	3,254,015	3,287,507	(15)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.02% (S + 5.25%; 0.75% Floor)	9/16/2027	2,387,175	2,363,792	2,387,175	(6)(15)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,079,153	2,067,457	2,079,153	(15)
Amivie Acquisition, Inc.	Healthcare	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	5,128,026	5,095,867	5,128,026	(15)
Amivie Acquisition, Inc.	Healthcare	Revolver	—% (S + 5.25%; 1.00% Floor)	9/16/2027	-	(5,099)	-	(6)(7)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,856,499	2,835,579	2,856,499	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
AppViewX, Inc.	Software & Tech Services	Term Loan	9.12% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,644,550	14,625,385	(15)
AppViewX, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	(15,822)	(18,466)	(6)(7)
AppViewX, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	7.82% (S + 4.15%; 0.50% Floor)	7/28/2031	4,018,743	3,985,135	4,018,743	(15)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.15%; 0.50% Floor)	7/28/2031	-	(3,900)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(3,614)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(1,769)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	3,128,738	3,090,503	3,113,094	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	—% (S + 6.00%; 0.75% Floor)	3/19/2031	-	(12,759)	(5,689)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	7,110,768	7,026,063	7,075,214	(15)
BHG Holdings, LLC	Healthcare	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	4/22/2032	12,805,562	12,597,443	12,709,521	(15)
BHG Holdings, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	4/22/2032	-	(29,012)	-	(6)(7)
BHG Holdings, LLC	Healthcare	Revolver	—% (S + 5.50%; 0.75% Floor)	4/22/2032	-	(25,581)	(12,143)	(6)(7)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	873,971	602,258	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	753,961	548,638	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	611,618	435,555	-	(16)
Bonterra LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	3/5/2032	9,827,394	9,737,678	9,802,825	(15)
Bonterra LLC	Software & Tech Services	Delayed Draw Term Loan	8.68% (S + 4.75%; 0.75% Floor)	3/5/2032	1,067,760	1,058,295	1,065,090
Bonterra LLC	Software & Tech Services	Revolver	8.43% (S + 4.75%; 0.75% Floor)	3/5/2032	160,164	150,416	157,495	(6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,225,422	2,202,683	2,225,422	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,014,951	1,000,888	1,014,951	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,050,668	2,019,979	2,050,668	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,901,796	4,855,424	4,901,796	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	951,077	943,136	951,077	(6)(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	12/31/2027	-	(3,863)	-	(6)(7)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,863,823	4,813,856	4,863,823	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,609,764	4,574,505	4,609,764	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,682,258	2,673,580	2,682,258	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	3,770,848	3,753,606	3,770,848	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	12/31/2027	-	(5,263)	-	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,433,749	1,426,869	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,180,607	5,137,338	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 6.50%; 0.75% Floor)	11/16/2027	-	(4,572)	(10,204)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	9.18% (S + 5.50%; 0.75% Floor)	8/26/2030	380,329	364,745	351,804	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	8/26/2030	810,785	795,237	787,014	(6)(15)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,715,599	15,609,320	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	608,357	600,992	608,357	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	4,558,260	4,529,178	4,558,260	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	117,784	113,976	117,784	(6)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/3/2032	9,108,880	9,104,341	9,063,336	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(3,132)	(3,168)	(6)(7)
Businessolver.com, Inc.	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(2,790)	(2,822)	(6)(7)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,244,007	3,207,102	3,244,007	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	189,287	184,722	189,287	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	386,986	383,318	386,986	(15)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,414,496	3,374,303	3,414,496	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,443,624	3,408,270	3,443,624	(15)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	11/30/2028	4,878,514	4,804,521	4,878,514	(15)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/30/2028	-	(9,179)	-	(6)(7)
Caregiver 2, Inc.	Healthcare	Term Loan	10.11% (S + 6.25%; 2.00% Floor)	7/2/2029	5,538,229	5,429,679	5,455,156	(15)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	10.11% (S + 6.25%; 2.00% Floor)	7/2/2029	1,113,255	1,092,683	1,096,556	(15)
Cerifi, LLC	Services	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	3/31/2028	15,582,260	15,451,717	15,270,615	(15)
Cerifi, LLC	Services	Revolver	9.56% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,101,382	1,085,636
Choice Health at Home, LLC	Healthcare	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	6/30/2028	2,226,255	2,218,761	2,220,690	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	8.86% (S + 5.00%; 1.00% Floor)	6/30/2028	2,245,487	2,224,280	2,245,487	(6)(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	12.56% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	5,416,969	5,322,217	5,416,969	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(20,136)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/7/2031	8,118,968	8,074,113	8,118,968	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(4,977)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(8,481)	-	(6)(7)
Contruent Intermediate Company	Software & Tech Services	Term Loan	9.50% (S + 5.75%; 0.75% Floor)	11/14/2031	7,433,794	7,324,730	7,322,287	(15)
Contruent Intermediate Company	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.75%; 0.75% Floor)	11/14/2031	-	-	-	(6)
Contruent Intermediate Company	Software & Tech Services	Revolver	—% (S + 5.75%; 0.75% Floor)	11/14/2031	-	(8,577)	(8,577)	(6)(7)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	9.69% (S + 5.75%; 1.00% Floor)	10/21/2027	6,891,073	6,858,670	6,512,064	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.69% (S + 5.75%; 1.00% Floor)	10/21/2027	3,291,912	3,275,385	3,110,857	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	10.86% (S + 5.75%; 1.00% Floor)	10/21/2027	886,495	880,302	816,842	(6)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	2/27/2030	10,458,556	10,274,550	10,458,556	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	2/27/2030	-	(7,186)	-	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	2/27/2029	-	(9,670)	-	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,364,293	13,625,952	(15)
Crewline Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 6.75%; 1.00% Floor)	11/8/2030	-	(23,890)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
DA Blocker Corp.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/10/2032	15,103,993	14,967,323	14,990,713	(8)(15)
DA Blocker Corp.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(14,236)	(11,800)	(6)(7)(8)
DA Blocker Corp.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(20,605)	-	(6)(7)(8)
Datacor, Inc.	Software & Tech Services	Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	18,042,052	17,972,673	18,042,052	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	6,071,492	6,043,081	6,071,492	(15)
Datacor, Inc.	Software & Tech Services	Revolver	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	777,223	775,550	777,223	(6)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	9.71% (S + 6.00%; 1.00% Floor)	5/22/2029	224,013	214,358	221,913	(6)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	9.82% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,312,074	7,390,924	(15)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	—% (S + 6.25%; 1.00% Floor)	3/31/2026	2,657,013	1,511,867	539,108	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	—% (S + 0.00%; 1.00% Floor)	3/31/2026	413,145	233,153	83,827	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 0.00%; 1.00% Floor)	3/31/2026	523,459	120,253	106,210	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 0.00%; 1.00% Floor)	3/31/2026	279,686	165,594	56,748	(5)(16)
DeLorean Purchaser, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/16/2031	15,944,969	15,733,118	15,865,244	(15)
DeLorean Purchaser, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	12/16/2031	-	(30,775)	(12,049)	(6)(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,826,103	9,849,936	(15)
Dispatchtrack, LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/17/2026	-	(643)	-	(6)(7)
DLRdmv, LLC	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	5/7/2032	6,011,044	5,954,839	5,980,989	(15)
DLRdmv, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(3,666)	-	(6)(7)
DLRdmv, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(7,321)	(4,028)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Term Loan	9.92% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,616,320	6,530,161	6,417,830	(15)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	9.95% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	55,870	42,739	43,454	(6)
Dorado Buyer LLC	Software & Tech Services	Revolver	9.92% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	388,359	381,960	369,259	(6)
Duetto Research, Inc	Software & Tech Services	Term Loan	9.97% (S + 1.00%; 0.75% Floor; 5.25% PIK)	6/26/2030	15,368,998	15,084,703	15,215,308	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(10,098)	(10,088)	(6)(7)
Duetto Research, Inc	Software & Tech Services	Revolver	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(9,474)	(10,088)	(6)(7)
EAGAN PARENT, INC	Software & Tech Services	Term Loan	7.98% (S + 4.25%; 0.50% Floor)	9/8/2032	14,257,773	14,188,899	14,186,484	(15)
EAGAN PARENT, INC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(8,497)	(8,911)	(6)(7)
EAGAN PARENT, INC	Software & Tech Services	Revolver	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(9,071)	(9,505)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	4,985,995	4,935,335	4,948,600	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	1,513,574	1,508,380	1,499,384	(6)(15)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	6,648,889	6,605,593	6,599,023	(15)
EET Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	11/8/2027	-	(7,937)	(7,775)	(6)(7)
Einstein Parent, Inc.	Software & Tech Services	Revolver	—% (S + 6.50%; 0.75% Floor)	1/22/2031	-	(18,042)	(23,989)	(6)(7)
Einstein Parent, Inc.	Software & Tech Services	Term Loan	10.35% (S + 6.50%; 0.75% Floor)	1/22/2031	10,306,433	10,124,488	10,074,538	(15)
Engage2Excel, Inc.	Services	Term Loan	10.37% (S + 6.50%; 1.00% Floor)	7/2/2029	7,402,603	7,322,463	7,347,083	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Engage2Excel, Inc.	Services	Revolver	11.19% (S + 6.50%; 1.00% Floor)	7/2/2029	429,982	423,029	425,375	(6)
Exterro, Inc.	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	2,735,931	2,727,746	2,735,931	(15)
Exterro, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(9,322)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	5,664,034	5,655,770	5,664,034	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	4,393,876	4,357,322	4,393,876	(15)
Exterro, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(5,789)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	6,212,406	6,188,165	6,212,406	(15)
Firebird Midco, Inc	Software & Tech Services	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,688,531	6,672,401	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	7/18/2030	-	(11,737)	(15,357)	(6)(7)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.33% (S + 4.25%; 0.75% Floor; 0.25% PIK)	12/17/2026	13,347,355	13,292,460	13,147,144	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.33% (S + 4.25%; 0.75% Floor; 0.25% PIK)	12/17/2026	407,596	407,596	401,482	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	—% (S + 0.00%; 0.75% Floor)	12/17/2026	34,453	-	33,937	(15)
FirstEnroll LLC	Healthcare	Term Loan	8.46% (S + 4.75%; 1.00% Floor)	9/19/2031	12,499,149	12,318,613	12,374,158	(15)
FirstEnroll LLC	Healthcare	Revolver	—% (S + 4.75%; 1.00% Floor)	9/19/2031	-	(10,388)	(7,267)	(6)(7)
Foundation Risk Partners, Corp.	Financials	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	9,462,396	9,410,880	9,462,396	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	5.5% (S + 4.75%; 0.75% Floor)	10/29/2030	2,058,003	2,050,954	2,058,003	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	8.42% (S + 4.75%; 0.75% Floor)	10/29/2029	259,516	255,552	259,516	(6)
Foundation Risk Partners, Corp.	Financials	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	763,493	758,436	763,493	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	5.5% (S + 4.75%; 0.75% Floor)	10/29/2030	3,085,874	3,062,613	3,085,874	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Term Loan	9.11% (S + 5.25%; 0.75% Floor)	8/8/2031	10,017,013	9,921,879	9,941,885	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(15,624)	(16,695)	(6)(7)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(10,408)	(8,348)	(6)(7)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	9.92% (S + 6.25%; 0.75% Floor)	9/14/2029	16,388,209	16,187,431	15,691,710	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	12% (S + 5.25%; 0.75% Floor)	9/15/2027	758,556	747,794	699,940	(6)
Galway Borrower LLC	Financials	Revolver	8.18% (S + 4.50%; 0.75% Floor)	9/29/2028	77,670	75,220	76,560	(6)
Galway Borrower LLC	Financials	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/29/2028	3,739,358	3,739,358	3,730,009	(15)
Galway Borrower LLC	Financials	Delayed Draw Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/29/2028	281,142	280,849	281,142	(6)
Garnett Station Partners, LLC	NAV Loan	Term Loan	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	3,811,554	3,745,128	3,744,852
Garnett Station Partners, LLC	NAV Loan	Revolver	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	879,589	864,260	864,197
GH PARENT HOLDINGS INC.	Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 1.00% Floor)	5/4/2029	6,078,872	6,049,006	6,018,083	(15)
GH PARENT HOLDINGS INC.	Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 1.00% Floor)	5/4/2029	179,069	172,050	171,559	(6)(15)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	14,507,975	14,342,245	14,507,975	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(6,834)	-	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	12,376,845	12,307,164	12,376,845	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(5,528)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	10,549,955	10,432,122	10,444,455	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	1,220,305	1,184,017	1,185,439	(6)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	5,331,605	5,284,209	5,278,289	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	6,702,083	6,639,450	6,635,063	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	13.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	4,008,474	3,965,284	3,858,157
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	13.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	1,716,063	1,661,876	1,651,711
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	9,830,528	9,808,566	9,756,799	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	259,564	256,862	254,308	(6)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.92% (S + 5.25%; 0.75% Floor)	5/25/2028	119,296	118,831	119,296	(6)
Heartland PPC Buyer LLC	Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/12/2029	5,552,856	5,474,327	5,497,327	(15)
Heartland PPC Buyer LLC	Services	Revolver	10.5% (S + 4.75%; 0.75% Floor)	12/12/2029	18,772	927	4,693	(6)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	8.45% (S + 4.75%; 0.75% Floor)	12/12/2029	1,867,803	1,851,274	1,849,125	(15)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	8.48% (S + 4.75%; 0.75% Floor)	12/12/2029	33,908	24,243	24,078	(6)
Heartland PPC Buyer LLC	Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/12/2029	610,615	604,713	604,508
HIG Operations Holdings, INC	Financials	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	6/11/2031	11,043,577	11,043,577	11,043,577	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	5/3/2029	12,675,559	12,469,519	11,503,070	(15)
HireVue, Inc.	Software & Tech Services	Revolver	10.56% (S + 6.75%; 1.00% Floor)	5/3/2029	1,646,176	1,622,780	1,493,905
HITRUST Services, LLC	Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/15/2032	10,281,308	10,187,278	10,178,495	(15)
HITRUST Services, LLC	Services	Revolver	—% (S + 4.50%; 0.75% Floor)	3/14/2031	-	(21,016)	(24,191)	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	3,908,646	3,860,702	3,908,646	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 5.75%; 1.00% Floor)	10/15/2027	-	(10,904)	-	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	2,537,563	2,521,889	2,537,563	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	1,604,848	1,595,007	1,604,848	(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	11.5% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	36,143	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	2,385,132	2,367,181	2,385,132	(15)
Joink, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	10/4/2030	-	(8,719)	(5,458)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	4,664,339	4,584,971	4,621,914	(6)(15)
Joink, LLC	Digital Infrastructure & Services	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	10,212,907	10,087,562	10,136,310	(15)
JS Parent, Inc.	Software & Tech Services	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	4/24/2031	5,391,415	5,369,338	5,391,415	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	4/24/2031	-	(2,014)	-	(6)(7)
Juniper Square, Inc.	Software & Tech Services	Term Loan	8.53% (S + 4.75%; 0.75% Floor)	11/6/2031	12,035,566	11,916,280	11,915,210	(15)
Juniper Square, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(11,728)	(12,036)	(6)(7)
Juniper Square, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(26,388)	(27,080)	(6)(7)
Juniper Square, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	-	-	(6)
Kalkomey Borrower, LLC	Services	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	6/18/2031	9,040,249	8,923,164	8,949,847	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	6/18/2031	-	(10,786)	(9,155)	(6)(7)
Kalkomey Borrower, LLC	Services	Revolver	—% (S + 5.00%; 1.00% Floor)	6/18/2031	-	(17,272)	(14,647)	(6)(7)
KPA Parent Holdings, Inc	Software & Tech Services	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	3/12/2032	10,361,803	10,269,566	10,361,803	(15)
KPA Parent Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(6,581)	-	(6)(7)
KPA Parent Holdings, Inc	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(9,216)	-	(6)(7)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	11/17/2027	4,686,021	4,655,764	4,686,021	(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	8,442,703	8,328,138	8,421,596	(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	1,806,930	1,759,963	1,806,930	(6)(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.25%; 0.75% Floor)	3/31/2031	-	(19,044)	(4,301)	(6)(7)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	8,221,280	8,145,891	8,200,727	(15)
LeadVenture, Inc.	Software & Tech Services	Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	19,272,188	18,998,692	19,272,188	(15)
LeadVenture, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	1,211,395	1,177,409	1,211,395	(6)
LeadVenture, Inc.	Software & Tech Services	Revolver	8.57% (S + 4.75%; 0.75% Floor)	6/23/2032	368,009	342,430	368,009	(6)
Level Data, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	7,468,997	7,402,012	7,394,307	(15)
Level Data, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	3/5/2031	-	(10,411)	(12,023)	(6)(7)
Level Data, LLC	Software & Tech Services	Revolver	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	480,905	473,018	471,888	(6)(15)
LivTech Purchaser, Inc.	Software & Tech Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	11/24/2031	6,997,646	6,937,083	6,945,163	(15)
LivTech Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.85% (S + 5.00%; 0.75% Floor)	11/24/2031	6,429,837	6,367,534	6,369,857	(6)(15)
LivTech Purchaser, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/24/2031	-	(16,930)	(14,995)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Term Loan	10.46% (S + 6.25%; 1.00% Floor)	1/21/2030	12,339,679	12,109,751	10,889,767	(15)
Lotus HPI Buyer, Inc	Healthcare	Delayed Draw Term Loan	—% (S + 6.25%; 1.00% Floor)	1/21/2030	-	(32,038)	(395,623)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Revolver	10.23% (S + 6.25%; 1.00% Floor)	1/21/2030	1,883,921	1,851,966	1,662,560
Magaya Corporation	Software & Tech Services	Term Loan	9.42% (S + 0.00%; 0.75% Floor; 5.75% PIK)	7/26/2030	3,739,718	3,709,431	3,664,924	(15)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	9.42% (S + 0.00%; 0.75% Floor; 5.75% PIK)	7/26/2030	144,290	134,338	107,403	(6)(15)
Magaya Corporation	Software & Tech Services	Revolver	11.5% (S + 0.00%; 0.75% Floor; 4.75% PIK)	7/26/2030	682,497	674,985	663,933	(6)
Mastery Acquisition Corp.	Software & Tech Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	9/7/2029	6,565,889	6,565,889	6,565,889	(15)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	-	-	(6)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	(4,158)	-	(6)(7)
Mavenlink, Inc.	Software & Tech Services	Term Loan	9.49% (S + 5.50%; 0.75% Floor)	6/1/2029	12,997,483	12,847,519	12,672,546	(15)
Mavenlink, Inc.	Software & Tech Services	Revolver	9.36% (S + 5.50%; 0.75% Floor)	6/1/2029	1,231,782	1,221,403	1,183,089	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	4/16/2027	-	(4,295)	(2,435)	(6)(7)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	771,363	763,015	769,434	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	820,552	810,903	818,501	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	357,998	355,648	357,103	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	10,047,581	10,000,685	10,022,462	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	12/23/2026	11,917,944	11,874,730	11,917,944	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/23/2026	-	(4,568)	-	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	12/23/2026	755,623	752,317	755,623	(15)
MediaLab Solutions, LLC	Software & Tech Services	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/11/2031	7,848,102	7,773,416	7,769,621	(15)
MediaLab Solutions, LLC	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	8/11/2031	-	(7,206)	(7,698)	(6)(7)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	3,696,202	3,673,387	3,659,240	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	1,526,702	1,510,720	1,511,435	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	9.53% (S + 5.75%; 0.75% Floor)	9/30/2026	126,566	125,593	123,402	(6)
MedMark Services, Inc.	Healthcare	Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	4,602,056	4,589,747	3,831,212	(16)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	3,813,418	3,801,678	3,174,670	(16)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	8.81% (S + 5.00%; 1.00% Floor)	10/22/2026	7,655,473	7,628,652	7,636,334	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	—% (S + 5.00%; 1.00% Floor)	10/22/2026	-	(1,680)	(1,701)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	8.81% (S + 5.00%; 1.00% Floor)	10/22/2026	1,300,240	1,295,901	1,296,989	(15)
Mist Holding Co.	Software & Tech Services	Term Loan	8.92% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,794,218	4,836,131	(15)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	12/23/2030	2,714,386	2,691,793	2,714,386	(15)
Mist Holding Co.	Software & Tech Services	Revolver	8.93% (S + 5.25%; 0.75% Floor)	12/23/2030	301,598	291,145	301,598	(6)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/23/2030	-	(11,838)	-	(6)(7)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	1,963,984	1,937,543	1,963,984	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	7,688,974	7,644,888	7,688,974	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	—% (S + 5.75%; 1.00% Floor)	2/15/2029	-	(2,542)	-	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	4/21/2031	-	(7,489)	-	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	16,090,295	16,012,920	16,090,295	(15)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	564,440	563,375	564,440	(15)
Mr. Greens Intermediate, LLC	Services	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	6,154,526	6,043,437	6,154,526	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	9.71% (S + 5.75%; 1.00% Floor)	5/1/2031	543,577	498,951	543,577	(6)
Mr. Greens Intermediate, LLC	Services	Revolver	9.65% (S + 5.75%; 1.00% Floor)	5/1/2031	537,047	515,420	537,047	(6)
Mr. Greens Intermediate, LLC	Services	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	1,445,480	1,425,377	1,445,480	(15)
MSM Acquisitions, Inc.	Services	Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	8,377,385	8,330,168	6,890,399	(15)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	3,065,881	3,052,582	2,521,687
MSM Acquisitions, Inc.	Services	Revolver	9.81% (S + 6.00%; 1.00% Floor)	12/9/2026	1,282,363	1,235,703	1,054,744
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	375,818	374,481	309,110
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	8,643,618	8,520,616	8,513,964	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	4/9/2029	-	(15,992)	(18,178)	(6)(7)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.49% (S + 5.50%; 1.00% Floor)	4/9/2029	7,633,189	7,590,831	7,518,691	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	596,289	592,870	587,345	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	602,716	591,696	575,485	(6)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	8.35% (S + 4.50%; 0.75% Floor)	12/24/2030	8,906,050	8,835,700	8,906,050	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/24/2030	-	(8,918)	-	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	9/10/2030	12,575,067	12,414,034	12,417,879	(15)
Nasuni Corporation	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	9/10/2030	-	(30,853)	(32,748)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,058,980	1,051,993	1,053,686	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	2,015,566	2,002,990	2,005,488	(15)
Navigate360, LLC	Software & Tech Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	3,830,589	3,808,334	3,811,436	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,753,792	1,747,596	1,745,024	(15)
Navigate360, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 1.00% Floor)	3/17/2027	-	(3,115)	(3,021)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	2,197,651	2,183,545	2,186,663	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	9/1/2031	11,321,430	11,230,277	11,321,430	(15)
NC Topco, LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	9/1/2031	-	(10,524)	-	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/29/2031	-	(13,149)	-	(6)(7)
Netwrix Corporation	Software & Tech Services	Term Loan	8.58% (S + 4.50%; 0.75% Floor)	6/11/2029	12,296,373	12,284,404	12,265,633	(15)
Netwrix Corporation	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	6/11/2029	-	(1,261)	(1,937)	(6)(7)
Netwrix Corporation	Software & Tech Services	Delayed Draw Term Loan	8.32% (S + 4.50%; 0.75% Floor)	6/11/2029	88,028	82,963	88,028	(6)
Netwrix Corporation	Software & Tech Services	Term Loan	8.32% (S + 4.50%; 0.75% Floor)	6/11/2029	203,209	203,209	202,701	(15)
Next Holdco, LLC	Software & Tech Services	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/12/2030	9,122,623	9,017,001	8,962,977	(15)
Next Holdco, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	11/9/2029	-	(8,673)	(15,637)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Revolver	—% (S + 5.00%; 1.00% Floor)	12/20/2030	-	(7,852)	(6,060)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Delayed Draw Term Loan	8.87% (S + 5.00%; 1.00% Floor)	12/20/2030	181,796	171,219	178,009	(6)
OPOC Acquisition, LLC	Healthcare	Term Loan	8.98% (S + 5.00%; 1.00% Floor)	12/20/2030	6,495,580	6,411,326	6,430,624	(15)
Pace Health Companies, LLC	Healthcare	Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	4,981,498	4,981,498	4,981,498	(15)
Pace Health Companies, LLC	Healthcare	Revolver	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	-	-	(6)
Pace Health Companies, LLC	Healthcare	Term Loan	9.32% (S + 5.50%; 1.00% Floor)	8/2/2027	1,355,372	1,355,372	1,355,372	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	191,217	191,217	191,217	(6)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	(13,834)	-	(6)(7)
Pamlico Avant Holdings, L.P.	Digital Infrastructure & Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	16,333,655	16,170,344	16,170,319	(15)
Pamlico Avant Holdings, L.P.	Digital Infrastructure & Services	Revolver	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	220,924	198,840	198,832	(6)
Patriot Acquireco L.L.C.	Consumer Non-Cyclical	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/7/2032	12,727,998	12,605,577	12,600,718	(15)
Patriot Acquireco L.L.C.	Consumer Non-Cyclical	Revolver	8.17% (S + 4.50%; 0.75% Floor)	9/3/2032	255,198	243,003	242,438	(6)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	2/3/2031	11,708,397	11,646,648	11,532,771	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	9.33% (S + 5.50%; 0.75% Floor)	2/3/2031	691,955	685,062	677,801	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	11.42% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,159,739	6,954,066	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	16.42% (S + 6.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	579,890	565,549	532,444	(6)
Penn TRGRP Holdings LLC	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	571,783	571,783	524,058	(6)(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	6/21/2030	20,327,514	20,078,854	20,327,514	(15)
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	6/21/2030	1,386,922	1,340,029	1,386,922	(6)(15)
Pieper Memorial, LLC	Healthcare	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	2,030,866	2,012,151	2,030,866	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	6,860,976	6,799,453	6,860,976	(6)(15)
Pieper Memorial, LLC	Healthcare	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	1,001,946	993,236	1,001,946	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(43,806)	-	(6)(7)
Pieper Memorial, LLC	Healthcare	Revolver	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(9,345)	-	(6)(7)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	5,056,621	5,049,532	4,942,847	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	11.74% (S + 5.75%; 1.00% Floor)	1/4/2027	210,900	210,892	197,059	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	278,178	278,172	271,919	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	376,826	375,199	368,347	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	333,089	333,094	325,595	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	143,478	143,477	140,250	(15)
Point Quest Group, Inc	Healthcare	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/13/2031	17,245,746	17,074,525	17,073,289	(15)
Point Quest Group, Inc	Healthcare	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(12,771)	(13,065)	(6)(7)
Point Quest Group, Inc	Healthcare	Revolver	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(15,326)	(15,678)	(6)(7)
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	7,389,346	7,333,022	7,389,346	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	175,695	164,718	175,695	(6)
QualDerm Partners, LLC	Healthcare	Term Loan	9.83% (S + 3.25%; 0.75% Floor; 2.75% PIK)	12/8/2028	5,921,121	5,794,258	5,565,853	(15)
QualDerm Partners, LLC	Healthcare	Delayed Draw Term Loan	12.01% (S + 6.00%; 0.75% Floor; 2.75% PIK)	12/8/2028	686,155	655,400	644,985
QualDerm Partners, LLC	Healthcare	Revolver	8.05% (S + 4.00%; 0.75% Floor)	12/8/2026	115,220	112,444	108,499	(6)
Quest Analytics Inc.	Healthcare	Term Loan	8.11% (S + 4.25%; 0.50% Floor)	11/10/2032	15,505,772	15,429,312	15,428,243	(15)
Quest Analytics Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(16,817)	(17,227)	(6)(7)
Quest Analytics Inc.	Healthcare	Revolver	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(13,453)	(13,782)	(6)(7)
Quirch Foods Holdings, LLC	Consumer Non-Cyclical	Term Loan	10.34% (S + 6.50%; 1.00% Floor)	11/12/2030	10,009,937	9,910,917	9,909,838	(15)
Quirch Foods Holdings, LLC	Consumer Non-Cyclical	Delayed Draw Term Loan	—% (S + 6.50%; 1.00% Floor)	11/12/2030	-	(5,111)	(5,178)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	9.55% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,074,184	8,994,641	(15)
Race Finco, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.75%; 1.00% Floor)	8/16/2029	-	(7,581)	(12,196)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.46% (S + 5.75%; 1.00% Floor)	8/16/2029	5,019,680	4,925,466	4,890,953	(6)(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/20/2028	15,134,289	14,994,092	15,134,289	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/18/2027	-	(7,745)	-	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	—% (S + 5.00%; 1.00% Floor)	3/31/2026	2,835,239	2,767,781	28,352	(16)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Redwood Family Care Network, Inc.	Healthcare	Revolver	—% (S + 5.50%; 1.00% Floor)	6/19/2028	-	(1,116)	-	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/20/2028	10,181,806	10,148,577	10,181,806	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	5,653,186	5,642,393	5,653,186	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	4,238,327	4,216,247	4,238,327	(15)
REP TEC Intermediate Holdings, Inc.	Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	5/30/2031	20,862,153	20,729,349	20,809,998	(15)
REP TEC Intermediate Holdings, Inc.	Services	Revolver	—% (S + 4.75%; 1.00% Floor)	5/30/2031	-	(14,505)	(6,128)	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	8.37% (S + 4.50%; 0.75% Floor)	9/30/2031	6,396,204	6,313,403	6,396,204	(8)(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	9/30/2031	-	(13,806)	-	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	8.37% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	191,452	200,508	(6)(8)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	19,070,216	18,902,117	19,070,216	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	5,149,152	5,103,897	5,149,152	(15)
Saab Purchaser, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(22,823)	-	(6)(7)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	916,717	907,871	916,717	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(4,239)	-	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	3,931,789	3,885,277	3,931,789	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	1,665,857	1,644,410	1,665,857	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	382,674	379,264	382,674	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	16,974,853	16,752,715	16,974,853	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	3,461,048	3,414,151	3,461,048	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	8.20% (S + 4.50%; 1.00% Floor)	9/15/2028	475,730	454,656	475,730	(6)
Salisbury House, LLC	Healthcare	Term Loan	8.72% (S + 5.00%; 0.75% Floor)	8/18/2032	15,480,183	15,331,333	15,325,381	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/18/2032	-	(14,770)	-	(6)(7)
Salisbury House, LLC	Healthcare	Revolver	8.71% (S + 5.00%; 0.75% Floor)	8/18/2032	311,264	291,586	290,513	(6)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	9.39% (S + 5.50%; 1.00% Floor)	6/28/2028	373,690	373,690	373,690	(6)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	4,546,482	4,501,723	3,944,073	(15)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	907,758	901,019	787,480	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	817,195	715,246
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	8.87% (S + 5.00%; 0.75% Floor)	9/30/2031	14,335,033	14,215,419	14,227,520	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	9/30/2031	-	(14,246)	(12,928)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	-	(7,113)	(35,250)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	1,954,456	1,943,742	1,900,708	(15)
Sauce Labs Inc	Software & Tech Services	Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	7,618,444	7,565,991	7,408,937	(15)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	865,537	861,623	841,735	(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	9.46% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	20,232,168	20,019,909	20,232,168	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.46% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	6,466,329	6,399,672	6,466,329	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Saviynt, Inc.	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	-	(5,314)	-	(6)(7)
SCA Buyer, LLC	Healthcare	Term Loan	10.60% (S + 6.50%; 1.00% Floor)	1/20/2027	310,733	309,184	310,733
SCA Buyer, LLC	Healthcare	Revolver	10.59% (S + 6.50%; 1.00% Floor)	1/20/2027	649,663	643,710	532,009
SCA Buyer, LLC	Healthcare	Term Loan	10.60% (S + 6.50%; 1.00% Floor)	1/20/2027	3,999,720	3,964,716	3,275,371
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	10,715,390	10,616,342	10,527,871	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	1,868,963	1,781,462	1,705,429	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	622,988	617,334	612,086
Second Nature Brands, Inc.	Software & Tech Services	Term Loan	10.10% (S + 6.00%; 1.00% Floor)	2/6/2031	5,477,782	5,404,974	5,436,699	(15)
Second Nature Brands, Inc.	Software & Tech Services	Revolver	—% (S + 6.00%; 1.00% Floor)	2/6/2031	-	(7,800)	(4,565)	(6)(7)
Securonix, Inc	Software & Tech Services	Term Loan	11.18% (S + 3.50%; 0.75% Floor; 3.75% PIK)	4/5/2029	8,875,915	8,808,544	7,011,972	(15)
Securonix, Inc	Software & Tech Services	Revolver	—% (S + 3.50%; 0.75% Floor)	4/5/2029	-	(10,328)	(323,051)	(6)(7)
Serrano Parent, LLC	Software & Tech Services	Term Loan	10.36% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,852,609	20,253,140	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	—% (S + 6.50%; 1.00% Floor)	5/13/2030	-	(32,928)	(93,869)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	3,162,179	2,580,446	1,017,526	(16)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	6/22/2026	675,554	550,284	217,380	(16)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 4.25%; 1.00% Floor)	6/22/2026	-	(1,624)	-	(6)(7)(16)
Slipstream IT, LLC	Digital Infrastructure & Services	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	8/1/2031	6,775,340	6,711,228	6,707,587	(15)
Slipstream IT, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(5,280)	(5,660)	(6)(7)
Slipstream IT, LLC	Digital Infrastructure & Services	Revolver	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(10,550)	(11,321)	(6)(7)
Smile Brands, Inc.	Healthcare	Term Loan	9.94% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	1,647,334	1,606,175	1,478,482
Smile Brands, Inc.	Healthcare	Revolver	9.93% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	249,904	222,174	222,627	(6)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.93% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	500,444	481,414	449,148
Soladoc, LLC	Software & Tech Services	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,840,129	5,771,441	(15)
Soladoc, LLC	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	6/12/2028	-	(4,886)	(11,778)	(6)(7)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	7,920,781	7,862,257	7,900,979	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	3,960,391	3,931,732	3,950,490	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/15/2028	-	(6,676)	(2,475)	(6)(7)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	830,632	808,449	830,632	(6)(15)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.26% (S + 5.00%; 1.00% Floor)	7/30/2027	4,268,824	4,254,293	4,247,480	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 1.00% Floor)	7/30/2027	-	(804)	(1,551)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.26% (S + 5.00%; 1.00% Floor)	7/30/2027	566,197	560,390	563,366	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	7/2/2029	19,776,067	19,776,067	19,726,627	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	8.17% (S + 4.50%; 1.00% Floor)	7/2/2029	508,079	498,366	501,314	(6)(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Term Loan	8.17% (S + 4.75%; 0.75% Floor)	2/2/2032	15,538,480	15,398,353	15,499,634	(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/2/2032	3,567,095	3,526,638	3,567,095	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Tau Buyer, LLC	Digital Infrastructure & Services	Revolver	8.40% (S + 4.75%; 0.75% Floor)	2/2/2032	324,281	306,621	319,214	(6)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	8.06% (S + 4.25%; 1.00% Floor)	8/20/2027	6,203,083	6,177,017	6,203,083	(15)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 4.25%; 1.00% Floor)	8/20/2027	-	(1,213)	-	(6)(7)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	5,625,466	5,611,900	5,611,403	(15)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	89,530	88,902	88,038	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	4,693,460	4,684,233	4,693,460	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	9.95% (S + 6.00%; 1.00% Floor)	12/31/2026	328,003	326,303	328,003	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	1,106,729	1,105,513	1,106,729	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	1,682,887	1,680,982	1,682,887	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 6.00%; 1.00% Floor)	12/31/2026	1,671,157	1,671,157	1,671,157	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.02% (S + 6.00%; 1.00% Floor)	12/31/2026	3,134,875	3,122,874	3,134,875	(15)
TMA Buyer LLC	Software & Tech Services	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	11,490,458	11,385,473	11,375,553	(15)
TMA Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	3,020,625	2,993,359	3,005,522	(15)
TMA Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	-	(6)
TMA Buyer LLC	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	(10,754)	(12,083)	(6)(7)
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	7/31/2030	12,899,463	12,741,567	12,834,966	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	9.34% (S + 5.50%; 0.75% Floor)	7/31/2030	1,228,520	1,228,520	1,222,384	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 0.75% Floor)	7/31/2030	-	(14,195)	(6,143)	(6)(7)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	7.58% (S + 3.75%; 1.00% Floor)	8/31/2028	21,954,771	21,898,002	21,954,771	(6)(15)
UFS, LLC	Digital Infrastructure & Services	Term Loan	8.50% (S + 4.75%; 7.50% Floor)	10/14/2031	11,004,383	10,897,460	10,894,339	(15)
UFS, LLC	Digital Infrastructure & Services	Revolver	8.50% (S + 4.75%; 7.50% Floor)	10/14/2031	174,673	167,686	167,686	(6)
Unanet, Inc	Software & Tech Services	Term Loan	9.23% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,881,047	11,822,998	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	9.23% (S + 5.25%; 0.75% Floor)	12/9/2030	2,703,844	2,671,372	2,665,939	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(21,554)	(30,954)	(6)(7)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,331)	(5,399)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	259,792	257,152	259,792	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	300,579	298,387	300,579	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	2,676,518	2,667,244	2,676,518	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	317,555	316,413	317,555	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	680,432	680,432	680,432	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	134,337	133,567	134,337	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2027	470,180	468,696	470,180	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	4/30/2029	-	(938)	-	(6)(7)
Unlimited Technology Holdings, LLC	Healthcare	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/12/2032	14,366,654	14,301,020	14,366,654	(15)
Unlimited Technology Holdings, LLC	Healthcare	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(8,536)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	9.06% (S + 5.00%; 0.75% Floor)	8/25/2031	230,800	223,325	230,800	(6)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.86% (S + 5.00%; 0.75% Floor)	8/25/2031	844,727	831,278	844,727	(6)(15)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	9.04% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,949,592	6,000,793	(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/2/2028	-	(1,720)	(12,001)	(6)(7)
Vectra AI, Inc.	Software & Tech Services	Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,539,571	8,490,072	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,139,774	1,127,971	(6)(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	2,006,737	1,991,140	2,006,737	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.22% (S + 5.50%; 0.75% Floor)	5/24/2028	514,831	510,970	514,831	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	20,877,300	20,748,140	20,877,300	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	9.21% (S + 5.50%; 0.75% Floor)	5/24/2028	5,799,250	5,771,328	5,799,250	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 0.75% Floor)	5/24/2028	-	(10,059)	-	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	8.96% (S + 5.25%; 1.00% Floor)	3/1/2030	4,822,021	4,749,302	4,785,856	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.11% (S + 5.25%; 1.00% Floor)	3/1/2030	175,219	166,964	175,219	(6)
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/1/2030	-	(10,567)	(5,675)	(6)(7)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	820,058	820,058	820,058	(6)(15)
Veracross LLC	Software & Tech Services	Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	15,416,509	15,312,266	15,416,509	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	1,821,742	1,791,648	1,821,742	(15)
Veracross LLC	Software & Tech Services	Revolver	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	346,767	332,318	346,767	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/11/2029	-	(6,513)	(1,867)	(6)(7)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	9.48% (S + 5.50%; 1.00% Floor)	6/11/2031	1,873,375	1,847,254	1,864,008	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/11/2031	-	(6,375)	-	(6)(7)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	9.48% (S + 5.50%; 1.00% Floor)	6/11/2031	4,106,912	4,094,576	4,086,378	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	5,653,672	5,585,156	5,625,404	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	5,653,672	5,587,913	5,625,404	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.50%; 0.75% Floor)	3/21/2030	-	(14,943)	(7,067)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	909,600	869,246	909,600	(6)(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	1,864,539	1,852,973	1,864,539	(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	8.36% (S + 4.50%; 1.00% Floor)	10/2/2028	712,389	706,861	712,389	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	—% (S + 4.50%; 1.00% Floor)	10/2/2028	-	(1,390)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	6,104,825	6,098,682	6,104,825	(15)
Wealth Enhancement Group, LLC	Financials	Revolver	—% (S + 4.50%; 1.00% Floor)	10/2/2028	-	-	-	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	1,330,960	1,329,044	1,330,960	(15)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	10.22% (S + 6.25%; 1.00% Floor)	3/17/2028	11,136,490	11,035,917	10,718,872	(15)
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.17% (S + 6.25%; 1.00% Floor)	3/17/2028	1,490,661	1,482,217	1,434,761

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
West Dermatology Management Holdings, LLC	Healthcare	Revolver	10.25% (S + 6.25%; 1.00% Floor)	3/17/2028	1,253,284	1,237,742	1,206,286
Wolverine Seller Holdings, LLC	Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	6,587,022	6,496,584	6,570,554	(15)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	3,709,627	3,656,811	3,700,353	(15)
Wolverine Seller Holdings, LLC	Services	Revolver	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	306,657	283,532	301,865	(6)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	1,094,924	1,057,481	1,094,924	(6)(15)
Your Part-Time Controller, LLC	Services	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	11/14/2029	12,482,942	12,335,844	12,420,527	(15)
Your Part-Time Controller, LLC	Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/14/2029	-	(11,256)	(4,805)	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	2,179,099	2,169,449	2,179,099	(15)
Zendesk, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	13,514,769	13,514,769	13,514,769	(15)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	(11,437)	-	(6)(7)
Total U.S. 1st Lien/Senior Secured Debt						1,780,097,169	1,753,574,042

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.35%
Symplr Software, Inc.	Software & Tech Services	Term Loan	11.81% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,101,516	2,574,947
Total U.S. 2nd Lien/Junior Secured Debt						3,101,516	2,574,947
Total U.S. Corporate Debt						1,783,198,685	1,756,148,989

Canada Corporate Debt — 2.62%
Canadian 1st Lien/Senior Secured Debt — 2.62%
RevauAdvanced Underwriting Inc.	Financials	Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	9,635,703	9,546,142	9,539,346	(8)(15)
RevauAdvanced Underwriting Inc.	Financials	Delayed Draw Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	84,155	64,561	63,012	(6)(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	8.81% (S + 5.00%; 0.75% Floor)	10/27/2028	8,489,024	8,452,147	8,340,466	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	10/30/2028	1,182,381	1,178,753	1,161,689	(8)(15)
Total Canadian 1st Lien/Senior Secured Debt						19,241,603	19,104,513
Total Canadian Corporate Debt						19,241,603	19,104,513

Luxembourg Corporate Debt — 1.38%
1st Lien/Senior Secured Debt — 1.38%
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.50% Floor)	5/23/2031	10,088,201	10,025,193	10,088,201	(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						10,025,193	10,088,201
Total Luxembourg Corporate Debt						10,025,193	10,088,201

United Kingdom Corporate Debt — 2.66%
1st Lien/Senior Secured Debt — 2.66%
Labvantage Solutions Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	12/23/2030	-	(24,007)	(11,419)	(6)(7)(8)
Labvantage Systems Limited	Software & Tech Services	Term Loan	9.10% (S + 5.25%; 1.00% Floor)	12/23/2030	19,621,002	19,310,544	19,473,844	(8)(15)
Total United Kingdom 1st Lien/Senior Secured Debt						19,286,537	19,462,425
Total United Kingdom Corporate Debt						19,286,537	19,462,425

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock — 1.08%							(18)
Alphasense, LLC	Series C Preferred	Software & Tech Services	6/1/2021	119,806	369,843	1,062,686	(8)
Avant NewCo Holdings, L.P.	Class A Units	Digital Infrastructure & Services	12/31/2025	375,804	375,804	375,804
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Software & Tech Services	12/23/2019	65,614	349,977	266,200
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	158,120
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	42,915
Degreed, Inc.	Series C-1 Preferred	Software & Tech Services	6/19/2019	43,819	278,541	232,945
Degreed, Inc.	Series D Preferred	Software & Tech Services	4/30/2021	16,943	278,308	247,248
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software & Tech Services	6/23/2022	738	719,791	1,183,155
Ntiva Investments, LLC	Class A Preferred Units	Digital Infrastructure & Services	1/24/2022	333,937	272,826	350,966
Phenom People, Inc.	Series C Preferred	Software & Tech Services	1/10/2020	35,055	220,610	631,399
Raken Topco, LP	Class A Preferred Units	Software & Tech Services	8/29/2025	66,435	66,435	66,435	(8)
Swyft Parent Holdings LP	Preferred Units	Services	2/7/2022	850,470	758,389	1,065,958
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Software & Tech Services	11/30/2018	1,196	1,160,531	2,072,936
Vectra AI, Inc.	Series F Preferred	Software & Tech Services	5/28/2021	17,064	131,095	135,355
Total U.S. Preferred Stock					5,359,676	7,892,122

France Preferred Stock — 0.03%							(18)
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	27,976	206,755	236,313	(8)
Total France Preferred Stock					206,755	236,313

U.S. Common Stock — 1.15%							(18)
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	30,529
Artemis Investor Holdings, LLC	Class A Units	Services	1/22/2021	38,551	385,509	386,310	(8)
Brightspot Holdco, LLC	Non-Voting Common Units	Software & Tech Services	11/16/2021	433,207	433,207	354,384
CL Services Acquisition, LLC	Common Units	Services	3/31/2025	405,787	628,970	969,291	(8)
CN CO-INVEST, LP	Units	Digital Infrastructure & Services	10/31/2023	811,572	811,572	818,894
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Services	11/14/2021	138,390	138,390	260,780
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	558,708
GSV Medsuite Investments, LLC	Class A Units	Healthcare	12/22/2021	86,555	85,705	74,322
GSV Vehlo Investments, LLC	Class A Units	Software & Tech Services	5/20/2022	150,297	150,297	195,689
Leeds FEG Investors, LLC	Class A Units	Consumer Non-Cyclical	11/20/2017	320	321,309	252,426
Moon Topco, L.P.	Units	Software & Tech Services	4/19/2021	1,772	17,719	66,317
MyKaarma Holdings LP	Class A Common Units	Software & Tech Services	3/18/2022	257,031	257,031	383,519
NEPCORE Parent Holdings LLC	Units	Digital Infrastructure & Services	10/21/2021	98	97,884	-
Netskope, Inc.	Class B Common Stock	Software & Tech Services	1/27/2020	36,144	686,736	821,553	(9)
Neutral Connect, LLC	Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	161,369
NP/AB Care Holdings, L.P.	Class A Units	Software & Tech Services	12/17/2025	939	938,815	954,467	(8)
Ntiva Investments, LLC	Class A Common Units	Digital Infrastructure & Services	1/24/2022	333,937	61,110	45,215
Ranger Lexipol Holdings, LLC	Class A-1 Units	Software & Tech Services	11/18/2021	437	359,487	527,494
Ranger Lexipol Holdings, LLC	Class B Units	Software & Tech Services	11/18/2021	434	77,470	111,563
REP AOM Holdings, LLC	Earn Out	Healthcare	2/15/2022	290,393	-	1,452
REP Coinvest III AGP Blocker, L.P.	Earn Out	Healthcare	10/14/2021	32,293	-	8,073
REP COINVEST III OMNI, L.P.	Units	Services	2/4/2021	193,770	53,301	102,698	(17)
REP Coinvest III TEC, L.P.	Class A Units	Services	6/18/2020	167,509	190,658	185,290
REP RO Coinvest IV-A, L.P.	Class A Units	Services	12/28/2022	66,441,840	664,418	285,035
RFCN Parent, LP	Class A Units	Healthcare	6/18/2021	77	78,284	122,530
SBS Super Holdings, LLC	Class A Voting Units	Healthcare	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Healthcare	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software & Tech Services	9/30/2022	337,841	953,133	544,686
Stripe, Inc.	Class B Common Stock	Software & Tech Services	5/17/2021	4,158	166,854	171,725
Swyft Parent Holdings LP	Common Units	Services	2/7/2022	4,485	53,048	-
Total U.S. Common Stock					8,265,201	8,394,319

France Common Stock — 0.06%							(18)
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	78,527	416,757	431,245	(8)
Total France Common Stock					416,757	431,245

Luxembourg Common Stock — 0.15%							(18)
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software & Tech Services	10/18/2024	770,000	843,179	1,113,419	(8)
Total Luxembourg Common Stock					843,179	1,113,419

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Warrants — 0.25%							(18)
Alphasense, LLC	Series B Warrants	Software & Tech Services	6/2/2020	201,972	35,185	1,509,865	(8)
Degreed, Inc.	Series C-1 Warrants	Software & Tech Services	5/31/2019	26,294	46,823	28,847
Degreed, Inc.	Series D Warrants	Software & Tech Services	4/11/2021	7,624	-	1,932
Degreed, Inc.	Common Warrants	Software & Tech Services	8/31/2022	9,374	41,527	14,369
Scylla DB Ltd	Series C-1 Warrants	Software & Tech Services	9/9/2022	239,984	43,880	144,142
Vectra AI, Inc.	Warrants	Software & Tech Services	3/18/2021	35,156	58,190	121,797
Total U.S. Warrants					225,605	1,820,952

United Kingdom Warrants — 0.04%							(18)
Global WebIndex Holdings Limited	Warrants	Software & Tech Services	12/30/2020	11,776	159,859	281,148
Total United Kingdom Warrants					159,859	281,148

France Warrants — 0.00%							(18)
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	-	(8)
Total France Warrants					8,561	-

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 4.93%							(8)(18)
AB EQUITY INVESTORS, L.P.	LP Interests			22,615,250	22,615,250	27,595,076	(11)
Falcon Co-Investment Partners, L.P.	Units			849,577	849,577	850,426	(11)
GHP E AGGREGATOR, LLC	Units			417,813	186,588	942,042	(11)
GHP-EIP Aggregator, LLC	Common Units			50,957	174,608	-
Greylion Slpstm Holdings LP	Limited Partnership Interests			605,989	605,989	617,488
GTCR A-1 Investors LP	Units			1,100,000	1,100,000	1,320,000	(11)
Magenta Blocker Aggregator LP	Units			821,396	676,978	977,461	(11)
Orangewood WWB Co-Invest, L.P.	Units			829,314	781,612	1,434,713	(11)
ORCP III TRITON CO-INVESTORS, L.P.	Units			341,592	-	-	(11)
OSS SPV LP	Units			393,055	381,076	581,721	(11)
Palms Co-Investment Partners D, L.P.	Units			261,450	261,450	295,438	(11)
QCS Co-Invest Aggregator, L.P.	Units			529,116	529,116	652,400	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units			32,450	171,840	34,397	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units			541	368,990	674,112	(11)
Total U.S. Investment Companies					28,703,074	35,975,274

Canada Investment Companies — 0.05%							(18)
GHP SPV-2, L.P.	Units			271,942	271,942	347,542	(8)(11)
Total Canada Investment Companies					271,942	347,542

Total Investments — (254.85%)					1,876,212,627	1,861,296,462

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 11.20%							(13)
BLACKROCK T FUND INST			4.34%	12,327,286	12,327,286	12,327,286	(9)(14)(15)
State Street Institutional US Government Money Market Fund			4.42%	3,077,289	3,077,289	3,077,289	(9)(14)
US BANK MMDA GCTS			3.73%	66,394,741	66,394,741	66,394,741	(9)(14)(15)
Total Cash Equivalents					81,799,316	81,799,316

Cash — 3.29%
US Dollar					24,008,727	24,008,727	(13)
Total Cash					24,008,727	24,008,727
TOTAL CASH AND CASH EQUIVALENTS					105,808,043	105,808,043
LIABILITIES IN EXCESS OF OTHER ASSETS — (169.34%)						$(1,236,755,774)
NET ASSETS—100.00%						$730,348,731

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
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of December 31, 2025, rates for 1M S, 3M S and 6M S are 3.69% ,3.65%, and 3.57%, respectively. As of December 31, 2025, the P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2025, the aggregate fair value of these securities is $113,283,611 or 5.72% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $20,169,518 or 2.76% of the Fund’s net assets.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value ("NAV") as a practical expedient. Underlying investments are private equity entities generally created to aggregate capital for a single investment, with the exception of AB Equity Investors, L.P., which invests in multiple investments. These investments are generally not redeemable.
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $23,273,406; aggregate gross unrealized depreciation for federal income tax purposes is $37,581,247. Net unrealized depreciation is $14,307,841. As of December 31, 2025, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of December 31, 2025
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

P - Prime

PIK - Payment-In-Kind

S - SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value —268.57%								(++) + * # ^
U.S. Corporate Debt —255.48%
1st Lien/Senior Secured Debt —255.01%
123.Net, LLC	Digital Infrastructure & Services	Term Loan	8.86% (S + 4.25%)	7/19/2029	$4,331,058	$4,288,833	$4,287,748	(15)
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.57% (S + 4.25%)	7/19/2029	300,894	283,574	282,658	(6)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.71% (S + 5.25%; 0.75% Floor)	12/22/2027	2,160,730	2,121,383	2,128,680	(6)(15)
AAH Topco, LLC	Healthcare	Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	6,354,363	6,284,751	6,259,048	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	6,431,136	6,341,046	6,334,669	(15)
AAH Topco, LLC	Healthcare	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	-	(7,940)	(11,809)	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.85% (S + 5.50%; 0.75% Floor)	5/8/2028	241,364	235,307	241,364	(6)(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	5/8/2028	10,539,872	10,400,939	10,539,872	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	5/8/2028	447,161	442,084	447,161
Admiral Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/8/2028	-	(18,272)	-	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	5,208,864	5,167,185	5,143,753	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	3,255,540	3,229,481	3,214,846	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/31/2027	-	(5,211)	(8,159)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	3/31/2027	5,193,120	5,130,384	5,128,206	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/31/2027	-	(38,069)	(25,379)	(6)(7)
Amercare Royal LLC	Services	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	8,384,591	8,300,745	8,342,668	(15)
Amercare Royal LLC	Services	Revolver	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,040,311	1,027,889	1,034,100	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	-	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,335,324	1,321,971	1,328,647	(15)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	346,322	345,024	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	1,260,322	1,082,011	-	(15)(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	949,042	817,051	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	1/31/2025	31,879	20,395	10,403	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	1/31/2025	2,682,124	2,278,901	-	(16)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	7/21/2027	12,096,740	11,967,066	12,096,740	(15)
AOM Acquisition, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	2/18/2027	5,351,851	5,301,923	5,351,851	(15)
AOM Acquisition, LLC	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	2/18/2027	-	(10,569)	-	(6)(7)
AOM Acquisition, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	2/18/2027	5,871,929	5,759,025	5,871,929	(15)
AppViewX, Inc.	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,625,721	14,625,385	(15)
AppViewX, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	(18,467)	(18,467)	(6)(7)
AppViewX, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	8.82% (S + 4.50%; 0.50% Floor)	7/25/2031	$4,018,743	$3,978,556	$4,018,743	(15)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.50% Floor)	7/25/2031	-	(4,918)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	-	(4,778)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.50% Floor)	7/26/2030	-	(2,338)	-	(6)(7)
Avalara, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	10/19/2028	10,653,748	10,482,723	10,653,748	(15)
Avalara, Inc.	Software & Tech Services	Revolver	— (S + 0.25%; 0.75% Floor)	10/19/2028	-	(17,076)	-	(6)(7)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	11/30/2026	14,812,038	14,676,906	14,812,038	(15)
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	-	(4,419)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	3,128,738	3,085,420	3,128,738	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(15,177)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	7,110,768	7,014,439	7,110,768	(15)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	866,384	720,271	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	755,824	636,060	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	3/31/2025	606,108	505,154	-	(16)
Bonterra LLC	Software & Tech Services	Term Loan	12.07% (S; 0.75% Floor; 12.07% PIK)	9/8/2027	3,093,998	2,970,467	3,093,998
Bonterra LLC	Software & Tech Services	Term Loan	11.42% (S + 7.00%; 0.75% Floor)	9/8/2027	606,467	597,370	604,951	(15)
Bonterra LLC	Software & Tech Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	15,944,506	15,836,363	15,904,644	(15)
Bonterra LLC	Software & Tech Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	737,121	729,154	734,241	(6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,248,365	2,202,816	2,231,502	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,025,334	1,004,194	1,012,517	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,071,434	2,021,869	2,045,542	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,589,098	1,546,220	1,527,672	(6)(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	4,913,581	4,815,239	4,852,161	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	4,657,658	4,606,224	4,599,437	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	2,710,054	2,696,971	2,676,178	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	3,809,723	3,767,197	3,762,101	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/31/2027	-	(7,865)	(9,718)	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,425,994	1,426,869	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,164,587	5,137,338	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(6,796)	(10,204)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	9.82% (S + 5.50%; 0.75% Floor)	8/26/2030	316,941	297,925	297,925	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	8/26/2030	-	(15,847)	(31,694)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,688,555	15,688,555	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	614,565	604,966	614,565	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	4,605,374	4,564,477	4,605,374	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	9.74% (S + 5.00%; 0.75% Floor)	6/30/2028	265,016	259,753	265,016	(6)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	7,177,014	7,140,009	7,177,014	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	256,418	253,502	256,418	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,276,941	3,222,695	3,276,941	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	219,561	214,648	219,561	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,449,993	3,389,464	3,449,993	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	3,478,922	3,427,219	3,478,922	(15)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	10.70% (S + 4.50%; 2.00% Floor)	11/30/2028	4,928,295	4,827,959	4,928,295	(15)
CallTower, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.50%; 2.00% Floor)	11/30/2028	-	(19,581)	-	(6)(7)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.50%; 2.00% Floor)	11/30/2028	-	(12,254)	-	(6)(7)
Caregiver 2, Inc.	Healthcare	Term Loan	10.78% (S + 6.25%; 2.00% Floor)	7/2/2029	5,594,313	5,457,149	5,314,597	(15)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 6.25%; 2.00% Floor)	7/2/2029	-	(12,647)	(44,867)	(6)(7)
Cerifi, LLC	Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/31/2028	15,743,686	15,555,834	15,664,967	(15)
Cerifi, LLC	Services	Revolver	10.20% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,096,847	1,102,253
Choice Health at Home, LLC	Healthcare	Term Loan	9.53% (S + 5.00%; 1.00% Floor)	6/30/2028	2,253,235	2,236,185	2,253,235	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	9.53% (S + 5.00%; 1.00% Floor)	6/30/2028	831,615	804,005	831,615	(6)(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	13.20% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	8,887,235	8,697,441	8,776,144	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(26,337)	(15,519)	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	9.24% (S + 5.00%; 0.75% Floor)	8/7/2031	7,385,189	7,335,251	7,385,189	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/7/2031	-	(14,238)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	9.31% (S + 5.00%; 0.75% Floor)	8/7/2031	615,432	605,469	615,432	(6)
Colo Holdings LLC	Digital Infrastructure & Services	Term Loan	20.50% (20.50% PIK)	3/27/2026	673,703	643,498	673,703
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	1,437,277	1,398,699	1,437,277	(6)(15)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	2,100,748	2,082,597	2,090,244	(15)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	5,181,582	5,131,222	5,155,674	(15)
Community Based Care Acquisition, Inc.	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	-	(7,995)	(4,319)	(6)(7)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	2,885,620	2,852,208	2,878,406	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	10.43% (S + 5.75%; 1.00% Floor)	10/21/2027	7,788,237	7,732,587	7,067,825	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.43% (S + 5.75%; 1.00% Floor)	10/21/2027	3,720,298	3,692,802	3,376,170	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	11.27% (S + 5.75%; 1.00% Floor)	10/21/2027	1,203,100	1,193,812	1,085,956	(6)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	9.83% (S + 5.25%; 0.75% Floor)	2/27/2030	10,564,735	10,346,239	10,564,735	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	2/27/2030	-	(8,842)	-	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 0.75% Floor)	2/27/2029	-	(12,677)	-	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	11.10% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,325,709	13,625,952	(15)
Crewline Buyer, Inc.	Software & Tech Services	Revolver	— (S + 6.75%; 1.00% Floor)	11/8/2030	-	(28,692)	-	(6)(7)
Datacor, Inc.	Software & Tech Services	Term Loan	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	17,780,468	17,638,938	17,780,468	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	-	(33,217)	-	(6)(7)
Datacor, Inc.	Software & Tech Services	Revolver	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	307,778	289,813	307,778	(6)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor)	5/22/2029	-	(12,421)	(12,601)	(6)(7)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	10.82% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,286,917	7,298,306	(15)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	— (S + 6.25%; 1.00% Floor)	1/30/2026	2,387,413	1,511,867	573,457	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	— (S; 1.00% Floor)	1/30/2026	371,224	227,042	89,190	(5)(6)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	470,345	120,253	112,977	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	— (S; 1.00% Floor)	1/30/2026	251,307	165,594	60,364	(5)(16)
DeLorean Purchaser, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/16/2031	16,065,460	15,824,478	15,824,478
DeLorean Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(36,147)	(36,147)	(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	8.95% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,801,546	9,849,936	(15)
Dispatchtrack, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/17/2026	-	(1,307)	-	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Term Loan	10.78% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,363,671	6,261,044	6,284,125	(15)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.87%; 1.00% Floor)	2/6/2030	-	(15,896)	(12,416)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Revolver	10.79% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	373,506	365,571	365,733	(6)
Duetto Research, Inc	Software & Tech Services	Term Loan	11.11% (S + 1.00%; 0.75% Floor; 5.75% PIK)	6/26/2030	14,551,882	14,240,952	14,479,123	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(12,610)	-	(6)(7)
Duetto Research, Inc	Software & Tech Services	Revolver	— (S + 1.00%; 0.75% Floor)	6/26/2030	-	(11,547)	(5,044)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	5,037,003	4,961,672	5,037,003	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(3,833)	-	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	6,717,969	6,651,907	6,717,969	(15)
EET Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(12,184)	-	(6)(7)
Engage2Excel, Inc.	Services	Term Loan	10.74% (S + 6.50%; 1.00% Floor)	7/2/2029	7,483,992	7,382,196	7,409,152	(15)
Engage2Excel, Inc.	Services	Revolver	11.74% (S + 6.50%; 1.00% Floor)	7/2/2029	429,982	420,768	423,840	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Enverus Holdings, Inc.	Software & Tech Services	Term Loan	9.85% (S + 5.50%; 0.75% Floor)	12/24/2029	8,754,097	8,639,824	8,754,097	(15)
Enverus Holdings, Inc.	Software & Tech Services	Revolver	9.85% (S + 5.50%; 0.75% Floor)	12/24/2029	19,991	11,614	19,991	(6)
Enverus Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	12/24/2029	-	(2,756)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	2,776,950	2,763,225	2,776,950	(15)
Exterro, Inc.	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	-	(15,817)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	5,748,294	5,725,103	5,748,294	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	6,237,900	6,195,843	6,237,900	(15)
Faithlife, LLC	Software & Tech Services	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	9/18/2025	300,290	299,412	300,290	(15)
Faithlife, LLC	Software & Tech Services	Delayed Draw Term Loan	9.95% (S + 5.50%; 1.00% Floor)	9/18/2025	699,247	697,212	699,247	(15)
Faithlife, LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	9/18/2025	-	(807)	-	(6)(7)
FH MD Buyer, Inc	Healthcare	Term Loan	9.47% (S + 5.00%; 0.75% Floor)	7/24/2028	5,354,717	5,324,287	5,327,943	(15)
Firebird Midco, Inc	Software & Tech Services	Term Loan	9.37% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,674,464	6,672,401	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	7/18/2030	-	(14,233)	(15,356)	(6)(7)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.72% (S + 4.25%; 0.75% Floor)	12/17/2026	13,475,267	13,356,522	13,003,633	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.72% (S + 4.25%; 0.75% Floor)	12/17/2026	411,517	411,517	397,114	(15)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	9,560,706	9,494,530	9,560,706	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	2,079,375	2,070,060	2,079,375	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	— (S + 5.25%; 0.75% Floor)	10/29/2029	-	(6,118)	-	(6)(7)
Foundation Risk Partners, Corp.	Financials	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	771,426	764,549	771,426	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	3,117,603	3,088,477	3,117,603	(15)
Fullsteam Operations, LLC	Software & Tech Services	Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	7,423,938	7,234,589	7,423,938	(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	2,336,204	2,277,425	2,336,204	(15)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	12.91% (S + 8.25%; 1.00% Floor)	11/27/2029	1,038,313	1,011,102	1,033,121	(15)
Fullsteam Operations, LLC	Software & Tech Services	Revolver	— (S + 8.25%; 1.00% Floor)	11/27/2029	-	(10,241)	-	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	11.64% (S + 7.00%; 1.00% Floor)	11/27/2029	389,776	360,302	368,759	(6)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	11.66% (S + 7.00%; 1.00% Floor)	11/27/2029	297,414	288,762	292,160	(6)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(20,932)	(13,955)	(6)(7)
Fullsteam Operations, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 7.00%; 1.00% Floor)	11/27/2029	-	(2,325)	(1,550)	(6)(7)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	9/14/2029	16,557,160	16,303,082	16,101,838	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2027	-	(17,007)	(37,928)	(6)(7)
G Treasury SS LLC	Software & Tech Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/29/2029	3,658,885	3,615,478	3,658,885	(15)
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/29/2029	1,916,113	1,892,069	1,916,113	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
G Treasury SS LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	6/29/2029	-	(8,646)	-	(6)(7)
G Treasury SS LLC	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/29/2029	-	(13,823)	-	(6)(7)
Galway Borrower LLC	Financials	Revolver	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	37,147	33,310	34,926	(6)
Galway Borrower LLC	Financials	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	3,781,612	3,781,612	3,762,704	(15)
Galway Borrower LLC	Financials	Delayed Draw Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/29/2028	24,809	24,809	24,809	(6)
GH Parent Holdings Inc.	Services	Delayed Draw Term Loan	9.70% (S + 5.25%; 1.00% Floor)	5/4/2027	2,348,521	2,311,968	2,302,497	(6)(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	2,017,335	1,998,269	2,012,292	(15)
GHA Buyer, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/24/2026	-	(4,817)	(2,378)	(6)(7)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	576,805	568,129	575,363	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	5,520,263	5,493,756	5,506,463	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	4,780,259	4,755,549	4,768,308	(15)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	836,545	831,003	834,454	(15)
GHA Buyer, Inc.	Healthcare	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	749,009	745,046	747,137	(15)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	14,507,975	14,282,957	14,507,975	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(9,357)	-	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	12,376,845	12,269,197	12,376,845	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	— (S + 6.25%; 1.00% Floor)	9/1/2028	-	(10,236)	-	(6)(7)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	2,549,573	2,449,671	2,549,573	(6)(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	5,331,605	5,263,219	5,331,605	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	6,702,083	6,617,273	6,702,083	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	14.35% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	3,878,271	3,841,219	3,761,923	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	14.35% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	16,666,767	1,596,525	1,616,675	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/25/2028	9,934,861	9,903,968	9,910,024	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/25/2028	-	(3,576)	(1,752)	(6)(7)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/25/2028	71,431	70,773	71,431	(6)
Heartland PPC Buyer LLC	Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/12/2029	5,609,373	5,513,961	5,553,280	(15)
Heartland PPC Buyer LLC	Services	Revolver	9.64% (S + 5.25%; 0.75% Floor)	12/12/2029	124,338	105,574	113,035	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	9.66% (S + 5.25%; 0.75% Floor)	12/12/2029	1,167,183	1,149,191	1,162,480	(6)(15)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	8.86% (S + 4.50%; 1.00% Floor)	11/24/2028	11,155,340	11,155,340	11,071,675	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	11.33% (S + 6.75%; 1.00% Floor)	5/3/2029	12,804,901	12,550,842	12,676,852	(15)
HireVue, Inc.	Software & Tech Services	Revolver	11.29% (S + 6.75%; 1.00% Floor)	5/3/2029	1,046,497	1,016,358	1,030,036	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,425,267	2,362,834	2,425,267	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	(18,194)	-	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,563,996	2,539,676	2,563,996	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	1,621,444	1,606,038	1,621,444	(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	12.25% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	35,131	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	2,409,525	2,380,923	2,409,525	(15)
Iodine Software, LLC	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	5,174,260	5,132,194	5,174,260	(15)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	7,795,073	7,725,418	7,795,073	(15)
Iodine Software, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	(8,832)	-	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	-	(10,487)	(10,917)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	10/4/2030	-	(61,163)	(63,679)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	10/4/2030	10,212,907	10,065,743	10,059,713	(15)
JS Parent, Inc.	Software & Tech Services	Term Loan	9.58% (S + 5.00%; 0.75% Floor)	4/24/2031	5,446,012	5,420,697	5,446,012	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/24/2031	-	(2,386)	-	(6)(7)
Kalkomey Borrower, LLC	Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	6/18/2031	9,131,796	8,995,383	9,040,478	(15)
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(12,706)	(4,578)	(6)(7)
Kalkomey Borrower, LLC	Services	Revolver	— (S + 5.25%; 1.00% Floor)	6/18/2031	-	(20,335)	(14,647)	(6)(7)
Kaseya Inc.	Software & Tech Services	Delayed Draw Term Loan	10.08% (S + 5.50%; 0.75% Floor)	6/25/2029	163,600	157,007	163,600	(6)
Kaseya Inc.	Software & Tech Services	Revolver	9.82% (S + 5.50%; 0.75% Floor)	6/25/2029	160,904	157,810	160,904	(6)
Kaseya Inc.	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	6/25/2029	10,678,513	10,576,768	10,678,513	(15)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	8.95% (S + 4.50%; 1.00% Floor)	11/17/2027	7,239,149	7,168,042	7,239,149	(15)
Labvantage Solutions Inc.	Software & Tech Services	Revolver	9.58% (S + 5.25%; 1.00% Floor)	12/23/2030	570,941	543,178	548,103	(6)(8)
Labvantage Systems Limited	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	12/23/2030	19,818,444	19,457,015	19,521,168	(8)(15)
LivTech Purchaser, Inc.	Software & Tech Services	Term Loan	9.01% (S + 4.50%; 0.75% Floor)	11/24/2031	6,997,646	6,928,731	6,927,669	(15)
LivTech Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(39,378)	(39,986)	(6)(7)
LivTech Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(19,689)	(19,993)	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Lotus HPI Buyer, Inc	Healthcare	Term Loan	11.13% (S + 6.00%; 1.00% Floor)	1/21/2030	12,465,274	12,190,384	12,247,132	(15)
Lotus HPI Buyer, Inc	Healthcare	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	1/21/2030	-	(39,802)	(18,839)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Revolver	— (S + 6.00%; 1.00% Floor)	1/21/2030	-	(39,754)	(32,969)	(6)(7)
Magaya Corporation	Software & Tech Services	Term Loan	9.10% (S + 4.75%; 0.75% Floor)	7/26/2030	3,685,561	3,648,705	3,648,705	(15)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	7/26/2030	-	(12,286)	(12,286)	(6)(7)
Magaya Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	7/26/2030	-	(9,214)	(9,214)	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Term Loan	9.49% (S + 5.25%; 1.00% Floor)	9/7/2029	6,632,548	6,598,556	6,632,548	(15)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(3,052)	-	(6)(7)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	9/7/2029	-	(5,272)	-	(6)(7)
Mavenlink, Inc.	Software & Tech Services	Term Loan	11.17% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	16,261,632	16,055,840	15,814,438	(15)
Mavenlink, Inc.	Software & Tech Services	Revolver	11.03% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	1,542,779	1,525,976	1,490,508	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.24% (S + 5.75%; 1.00% Floor)	4/16/2027	116,900	109,303	116,900	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.34% (S + 6.50%; 1.00% Floor)	4/16/2027	779,254	764,411	779,254	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.09% (S + 6.25%; 1.00% Floor)	4/16/2027	828,925	812,589	828,925	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.59% (S + 5.75%; 1.00% Floor)	4/16/2027	10,152,792	10,071,055	10,152,792	(15)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.85% (S + 4.50%; 1.00% Floor)	12/23/2026	13,592,035	13,495,277	13,592,035	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	— (S + 4.50%; 1.00% Floor)	12/23/2026	-	(9,214)	-	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.85% (S + 4.50%; 1.00% Floor)	12/23/2026	861,764	854,182	861,764	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	3,734,805	3,697,916	3,688,120	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	1,542,523	1,517,318	1,523,242	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	10.42% (S + 6.00%; 0.75% Floor)	9/30/2026	202,506	200,245	198,551	(6)
MedMark Services, Inc.	Healthcare	Term Loan	9.59% (S + 5.00%; 1.00% Floor)	6/11/2027	4,626,021	4,608,033	4,394,720	(15)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	9.59% (S + 5.00%; 1.00% Floor)	6/11/2027	3,833,138	3,816,060	3,641,481	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	9.45% (S + 5.00%; 1.00% Floor)	10/22/2026	7,734,297	7,674,616	7,618,282	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	— (S + 5.00%; 1.00% Floor)	10/22/2026	-	(3,751)	(10,206)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	9.45% (S + 5.00%; 1.00% Floor)	10/22/2026	1,313,422	1,281,226	1,270,749	(6)(15)
Mist Holding Co.	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,787,769	4,787,769	(15)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(13,572)	(13,572)	(6)(7)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(5,979)	(5,979)	(6)(7)
Mist Holding Co.	Software & Tech Services	Revolver	9.58% (S + 5.25%; 0.75% Floor)	12/23/2030	301,599	289,535	289,535	(6)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	2,008,542	1,974,434	2,003,521	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	7,865,274	7,788,693	7,845,611	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(4,785)	(1,382)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	4/21/2031	-	(13,145)	(13,345)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	4/21/2031	16,255,086	16,122,215	16,133,173	(15)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	570,259	568,368	565,982	(15)
Mr. Greens Intermediate, LLC	Services	Term Loan	10.74% (S + 6.25%; 1.00% Floor)	5/1/2029	6,217,720	6,068,217	6,217,720	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	(57,664)	-	(6)(7)
Mr. Greens Intermediate, LLC	Services	Revolver	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	(23,067)	-	(6)(7)
MSM Acquisitions, Inc.	Services	Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	8,252,621	8,201,710	7,324,202	(15)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	3,019,684	2,997,057	2,679,969	(15)
MSM Acquisitions, Inc.	Services	Revolver	10.65% (S + 6.00%; 1.00% Floor)	12/9/2026	1,252,619	1,217,829	1,111,700
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	10.51% (S + 6.00%; 1.00% Floor)	12/9/2026	370,113	368,458	328,475	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	8,731,371	8,576,853	8,709,542	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(20,771)	(3,030)	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	7,712,495	7,647,473	7,693,214	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	4/9/2029	602,453	595,806	600,946	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	421,175	400,293	416,637	(6)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	3/21/2028	6,468,735	6,389,564	6,468,735	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor)	3/21/2028	-	(6,437)	-	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	9/10/2030	12,575,067	12,386,441	12,386,441	(15)
Nasuni Corporation	Software & Tech Services	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	-	(39,297)	(39,297)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,069,759	1,057,546	1,061,736	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/17/2027	-	(11,155)	-	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	$4,113,331	$4,073,803	$4,082,481	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,771,920	1,760,545	1,758,630	(15)
Navigate360, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/17/2027	-	(5,526)	(4,532)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	2,220,366	2,195,673	2,203,713	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	9.60% (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	11,303,415	11,195,839	11,218,640	(15)
NC Topco, LLC	Software & Tech Services	Revolver	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	-	(12,314)	(9,690)	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor; 2.75% PIK)	8/29/2031	-	(15,390)	(24,224)	(6)(7)
Netwrix Corporation	Software & Tech Services	Term Loan	9.26% (S + 4.75%; 0.75% Floor)	6/11/2029	12,422,736	12,407,060	12,422,736	(15)
Netwrix Corporation	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	6/11/2029	-	(1,627)	-	(6)(7)
Netwrix Corporation	Software & Tech Services	Delayed Draw Term Loan	9.26% (S + 4.75%; 0.75% Floor)	6/11/2029	29,619	17,380	29,619	(6)
Netwrix Corporation	Software & Tech Services	Term Loan	9.26% (S + 4.75%; 0.75% Floor)	6/11/2029	205,271	205,271	205,271	(15)
Next Holdco, LLC	Software & Tech Services	Term Loan	10.27% (S + 5.75%; 0.75% Floor)	11/12/2030	9,215,474	9,093,168	9,215,474	(15)
Next Holdco, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 0.75% Floor)	11/9/2029	-	(10,883)	-	(6)(7)
Next Holdco, LLC	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.75%; 0.75% Floor)	11/12/2030	-	(14,976)	-	(6)(7)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	6,979,740	6,885,544	6,979,740	(15)
NI Topco, Inc.	Digital Infrastructure & Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	1,205,819	1,188,817	1,205,819	(15)
OPOC Acquisition, LLC	Healthcare	Revolver	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	60,598	51,509	51,509	(6)
OPOC Acquisition, LLC	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(11,363)	(11,363)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	6,544,665	6,446,618	6,446,495	(15)
Pace Health Companies, LLC	Healthcare	Term Loan	9.72% (S + 5.25%; 1.00% Floor)	8/3/2026	5,034,634	5,027,374	5,034,634	(15)
Pace Health Companies, LLC	Healthcare	Revolver	— (S + 5.25%; 1.00% Floor)	8/3/2026	-	(638)	-	(6)(7)
Pace Health Companies, LLC	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	8/3/2026	1,369,203	1,362,013	1,369,203	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	8/3/2026	193,169	187,768	193,169	(6)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	10.08% (S + 5.50%; 0.75% Floor)	2/3/2031	9,268,297	9,195,466	9,221,956	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	2/3/2031	-	(8,224)	(4,718)	(6)(7)
PDI TA Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	9.99% (S + 5.50%; 0.75% Floor)	2/3/2031	1,204,647	1,195,250	1,204,647	(6)
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	12.07% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,135,814	7,281,745	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	— (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	-	(17,351)	-	(6)(7)
Penn TRGRP Holdings LLC	Software & Tech Services	Delayed Draw Term Loan	12.07% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	111,653	111,653	111,653	(6)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	5,810,088	5,777,093	5,795,563	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	492,171	487,666	490,941	(15)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	1,231,606	1,218,289	1,228,527	(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	6/21/2030	20,533,885	20,225,876	20,174,542	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	6/21/2030	-	(47,550)	(69,346)	(6)(7)
Pieper Memorial, LLC	Healthcare	Term Loan	10.63% (S + 6.00%; 1.00% Floor)	11/2/2027	2,051,589	2,022,592	2,051,589	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	10.63% (S + 6.00%; 1.00% Floor)	11/2/2027	3,547,619	3,492,869	3,547,619	(6)(15)
Ping Identity Holding Corp.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	10/17/2029	12,003,362	11,787,673	12,003,362	(15)
Ping Identity Holding Corp.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	(19,269)	-	(6)(7)
Pinnacle Dermatology Management, LLC	Healthcare	Term Loan	10.27% (S + 5.75%; 0.75% Floor)	12/8/2028	5,509,835	5,424,963	4,917,528	(15)
Pinnacle Dermatology Management, LLC	Healthcare	Delayed Draw Term Loan	10.38% (S + 5.75%; 0.75% Floor)	12/8/2028	643,349	638,557	574,189
Pinnacle Dermatology Management, LLC	Healthcare	Revolver	8.98% (S + 4.00%; 0.75% Floor)	12/8/2026	537,696	532,199	530,974
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	5,110,272	5,092,743	5,084,721	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	11.75% (S + 5.50%; 1.00% Floor)	1/4/2027	140,600	137,572	137,524	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	281,046	277,849	279,640	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	380,652	376,845	378,748	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	336,605	336,116	334,922	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	144,958	144,490	144,233	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	7,465,525	7,386,715	7,465,525	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	117,614	102,736	117,614	(6)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	10.12% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,027,903	8,971,696	(15)
Race Finco, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.75%; 1.00% Floor)	8/16/2029	-	(11,235)	(13,720)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.10% (S + 5.75%; 1.00% Floor)	8/16/2029	1,829,395	1,717,321	1,732,849	(6)(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	11/20/2028	15,291,191	15,105,896	15,291,191	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	-	(11,820)	-	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	— (S + 5.00%; 1.00% Floor)	6/6/2025	2,861,633	2,793,661	28,616	(16)
Redwood Family Care Network, Inc.	Healthcare	Revolver	— (S + 5.50%; 1.00% Floor)	6/18/2026	-	(3,519)	(1,472)	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	7,711,388	7,645,959	7,692,110	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	5,712,057	5,677,763	5,697,777	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	4,281,817	4,213,403	4,271,112	(15)
REP TEC Intermediate Holdings, Inc.	Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	12/1/2027	11,912,193	11,883,010	11,912,193	(15)
REP TEC Intermediate Holdings, Inc.	Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	-	(3,715)	-	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/30/2031	6,460,812	6,365,194	6,363,900	(8)(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	(0)	(16,121)	(16,709)	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	8.85% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	189,791	189,369	(6)(8)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	11/12/2031	19,214,323	19,022,180	19,022,180	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(25,810)	(25,810)	(6)(7)
Saab Purchaser, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(25,810)	(25,810)	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(31,266)	-	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	1,682,812	1,654,986	1,670,191	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	17,149,457	16,848,791	17,020,837	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	3,496,560	3,432,154	3,470,336	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(27,898)	(13,192)	(6)(7)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	984,321	977,792	984,321	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	568,850	557,473	568,850
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	430,196	427,015	430,196	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	494,802	489,027	494,802
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	3,934,410	3,919,134	3,934,410	(15)
Salisbury House, LLC	Healthcare	Revolver	10.47% (S + 5.75%; 1.00% Floor)	2/27/2026	353,156	349,021	353,156	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,114,112	1,111,209	1,114,112	(15)
Salisbury House, LLC	Healthcare	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,212,713	1,207,367	1,212,713	(15)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	10.18% (S + 5.50%; 1.00% Floor)	6/28/2028	4,593,596	4,529,732	4,111,268	(15)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.42% (S + 5.50%; 1.00% Floor)	6/28/2028	916,975	907,015	820,692	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	10.10% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	814,550	737,920
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	9.74% (S + 5.00%; 0.75% Floor; 3.00% PIK)	9/30/2031	14,334,215	14,196,964	14,190,872	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	9/30/2031	-	(16,632)	(17,238)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	-	(11,443)	(28,841)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	1,944,579	1,927,386	1,900,826	(15)
Sauce Labs Inc	Software & Tech Services	Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	7,579,945	7,500,763	7,409,396	(15)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	861,163	843,857	831,532	(6)(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	11.95% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	19,656,461	19,354,757	19,607,319	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.95% (S + 4.00%; 1.00% Floor; 3.50% PIK)	12/22/2027	6,282,329	6,173,842	6,266,623	(15)
Saviynt, Inc.	Software & Tech Services	Revolver	— (S + 4.00%; 1.00% Floor)	12/22/2027	-	(9,180)	(1,524)	(6)(7)
SCA Buyer, LLC	Healthcare	Revolver	11.33% (S + 6.50%; 1.00% Floor)	1/20/2027	646,427	643,352	591,481
SCA Buyer, LLC	Healthcare	Term Loan	11.32% (S + 6.50%; 1.00% Floor)	1/20/2027	4,333,547	4,300,140	3,965,196	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	10,715,390	10,567,634	10,635,025	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	1,868,963	1,739,485	1,798,877	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	9.95% (S + 5.50%; 0.75% Floor)	8/25/2028	622,988	614,418	618,315
Securonix, Inc	Software & Tech Services	Term Loan	12.33% (S + 4.00%; 0.75% Floor; 3.75% PIK)	4/5/2028	8,546,314	8,463,714	7,114,807	(15)
Securonix, Inc	Software & Tech Services	Revolver	11.58% (S + 7.00%; 0.75% Floor)	4/5/2028	34,660	19,817	(223,012)	(6)(7)
Serrano Parent, LLC	Software & Tech Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,780,135	20,783,327	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(40,298)	(41,719)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	2,932,730	2,709,917	1,686,320	(15)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 7.50%; 1.00% Floor)	6/22/2026	626,535	578,624	360,258	(15)(16)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	6/22/2026	-	(842)	-	(6)(7)(16)
Smile Brands, Inc.	Healthcare	Term Loan	12.68% (S + 4.50%; 0.75% Floor; 3.50% PIK)	10/12/2027	1,595,348	1,574,819	1,435,813	(15)
Smile Brands, Inc.	Healthcare	Revolver	15.35% (S + 4.50%; 0.75% Floor; 4.00% PIK)	10/12/2027	244,469	216,252	217,829	(6)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	13.16% (S + 4.50%; 0.75% Floor; 4.00% PIK)	10/12/2027	484,816	479,064	436,335
Soladoc, LLC	Software & Tech Services	Term Loan	9.39% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,820,508	5,697,825	(15)
Soladoc, LLC	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(6,857)	(19,140)	(6)(7)
Spark DSO, LLC	Healthcare	Term Loan	12.49% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	6,930,713	6,897,472	6,826,752	(15)
Spark DSO, LLC	Healthcare	Revolver	12.49% (S + 2.15%; 1.00% Floor; 5.75% PIK)	4/20/2026	267,759	255,456	255,319	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	12/15/2028	7,920,781	7,835,060	7,881,177	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.70% (S + 4.25%; 1.00% Floor)	12/15/2028	3,630,358	3,591,796	3,620,457	(6)(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	— (S + 4.25%; 1.00% Floor)	12/15/2028	-	(9,983)	(4,951)	(6)(7)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 4.25%; 1.00% Floor)	12/15/2028	-	(23,815)	-	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.70% (S + 5.25%; 1.00% Floor)	7/30/2027	4,268,824	4,245,326	4,226,136	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 1.00% Floor)	7/30/2027	-	(1,309)	(3,102)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.70% (S + 5.25%; 1.00% Floor)	7/30/2027	566,197	557,012	560,535	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	9.07% (S + 4.75%; 1.00% Floor)	7/2/2029	19,976,331	19,976,331	19,976,331	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	9.07% (S + 4.75%; 1.00% Floor)	7/2/2029	1,112,360	1,100,252	1,112,360	(6)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	8/20/2027	7,073,460	7,025,868	7,073,460	(15)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(1,950)	-	(6)(7)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	12/16/2026	5,685,153	5,663,139	5,656,727	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Telesoft Holdings, LLC	Software & Tech Services	Revolver	10.18% (S + 5.75%; 1.00% Floor)	12/16/2026	149,216	147,023	146,232	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	4,743,523	4,733,351	4,743,523	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	10.76% (S + 6.00%; 1.00% Floor)	8/15/2025	552,426	551,081	552,426	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	1,118,347	1,117,298	1,118,347	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	1,700,291	1,695,637	1,700,291	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	10.66% (S + 6.00%; 1.00% Floor)	8/15/2025	1,688,254	1,682,571	1,688,254	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.67% (S + 6.00%; 1.00% Floor)	8/15/2025	3,167,360	3,156,597	3,167,360	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	10.97% (S + 6.50%; 1.00% Floor)	1/22/2027	1,186,308	1,163,838	1,198,171	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	1/22/2027	2,169,060	2,136,524	2,169,060	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	9.22% (S + 4.75%; 1.00% Floor)	1/22/2027	1,552,161	1,531,363	1,552,161	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Revolver	11.73% (S + 6.00%; 1.00% Floor)	1/22/2027	739,815	731,453	739,815	(6)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	8,090,784	8,027,781	8,090,784	(15)
Thrive Buyer, Inc.	Digital Infrastructure & Services	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	11,526,100	11,439,393	11,526,100	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	10.58% (S + 6.00%; 0.75% Floor)	7/31/2030	12,899,463	12,705,971	12,705,971	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	10.58% (S + 6.00%; 0.75% Floor)	7/31/2030	370,929	370,929	352,502	(6)
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 0.75% Floor)	7/31/2030	-	(17,186)	(18,427)	(6)(7)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.21% (S + 3.75%; 1.00% Floor)	8/31/2028	20,328,272	20,253,407	20,328,272	(6)(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	3/26/2026	8,503,727	8,408,459	8,461,208	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.58% (S + 6.25%; 0.50% Floor)	3/26/2026	4,613,481	4,603,676	4,601,948	(15)
Transtelco Holding, Inc.	Digital Infrastructure & Services	Term Loan	10.61% (S + 5.75%; 0.50% Floor)	3/26/2026	4,613,481	4,603,363	4,590,414	(15)
Unanet, Inc	Software & Tech Services	Term Loan	10.51% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,841,068	11,822,998	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	9.80% (S + 5.25%; 0.75% Floor)	12/9/2030	1,850,997	1,813,569	1,813,092	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/9/2030	-	(28,550)	(30,954)	(6)(7)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,984)	(5,400)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	262,429	258,017	261,117	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	303,630	299,963	302,112	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	2,703,690	2,687,374	2,690,172	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	320,779	318,842	319,175	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	687,340	687,340	683,903	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	135,701	134,346	135,022	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	474,953	472,342	472,578	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	-	(1,637)	(1,147)	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	9.38% (S + 5.00%; 0.75% Floor)	8/25/2031	138,480	129,248	133,864	(6)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/25/2031	-	(11,540)	-	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,940,785	5,970,789	(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(9,872)	(12,001)	(6)(7)
Vectra AI, Inc.	Software & Tech Services	Term Loan	9.97% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,490,164	8,490,072	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.98% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,128,630	1,127,972	(6)(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.69% (S + 5.25%; 0.75% Floor)	5/24/2028	2,006,737	1,985,713	2,006,737	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	5/24/2028	20,877,300	20,694,752	20,877,300	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	9.58% (S + 5.25%; 0.75% Floor)	5/24/2028	5,799,250	5,761,113	5,799,250	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	-	(10,154)	-	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	9.83% (S + 5.25%; 1.00% Floor)	3/1/2030	4,871,100	4,784,022	4,822,389	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	3/1/2030	-	(8,705)	-	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	9.69% (S + 5.25%; 1.00% Floor)	3/1/2030	60,529	47,462	52,963	(6)

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Veracross LLC	Software & Tech Services	Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	14,173,949	14,049,535	14,173,949	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	1,821,742	1,780,094	1,821,742	(15)
Veracross LLC	Software & Tech Services	Revolver	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	620,978	609,537	620,978	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	10.59% (S + 6.00%; 1.00% Floor)	6/11/2029	3,360,201	3,282,681	3,326,599	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	10.59% (S + 6.00%; 1.00% Floor)	6/11/2029	168,010	157,649	168,010	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	— (S + 6.00%; 1.00% Floor)	6/11/2029	-	(8,363)	(3,734)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,575,636	5,639,538	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.76% (S + 5.25%; 0.75% Floor)	3/21/2031	1,978,785	1,927,123	1,978,785	(6)(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	(0)	(18,464)	(3,533)	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.44% (S + 5.00%; 1.00% Floor)	10/2/2028	1,348,447	1,334,244	1,348,447	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(4,382)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	6,168,087	6,158,130	6,168,087	(15)
Wealth Enhancement Group, LLC	Financials	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(1,459)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	1,344,589	1,341,293	1,344,589	(15)
Webster Equity Partners III-A, L.P.	Financials	Delayed Draw Term Loan	15.44% (S + 3.50%; 2.00% Floor; 7.35% PIK)	4/1/2027	5,444,483	5,241,318	5,361,051	(6)(8)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	11.91% (S + 7.25%; 1.00% Floor)	3/17/2028	11,262,748	11,104,647	10,361,728	(15)
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	11.86% (S + 7.25%; 1.00% Floor)	3/17/2028	1,501,925	1,471,787	1,258,549	(6)
West Dermatology Management Holdings, LLC	Healthcare	Revolver	11.95% (S + 7.25%; 1.00% Floor)	3/17/2028	1,253,284	1,233,753	1,153,021
Wolverine Seller Holdings, LLC	Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	1/17/2030	6,654,065	6,541,636	6,654,065	(15)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	1/17/2030	579,219	542,608	579,219	(6)(15)
Wolverine Seller Holdings, LLC	Services	Revolver	— (S + 5.00%; 0.75% Floor)	1/17/2030	-	(18,837)	-	(6)(7)
Your Part-Time Controller, LLC	Services	Term Loan	9.85% (S + 5.50%; 1.00% Floor)	11/14/2029	6,838,632	6,723,303	6,838,632	(15)
Your Part-Time Controller, LLC	Services	Revolver	— (S + 5.50%; 1.00% Floor)	11/14/2029	-	(10,221)	-	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	13,648,111	13,648,111	13,648,111	(15)
Total U.S. 1st Lien/Senior Secured Debt						1,565,171,913	1,548,035,015
2nd Lien/Junior Secured Debt —0.47%
Symplr Software, Inc.	Software & Tech Services	Term Loan	12.56% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,095,849	2,825,397	(15)
Total U.S. 2nd Lien/Junior Secured Debt						3,095,849	2,825,397
Total U.S. Corporate Debt						1,568,267,762	1,550,860,412
Canadian Corporate Debt —3.98%
1st Lien/Senior Secured Debt —3.98%
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	10/27/2028	8,588,145	8,538,539	8,588,145	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	9.49% (S + 5.00%; 0.75% Floor)	10/30/2028	1,194,390	1,189,403	1,194,390	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	13,258,433	13,167,854	13,258,433	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Delayed Draw Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	1,024,233	1,019,406	1,024,233	(8)(15)
Versaterm Public Safety Inc.	Software & Tech Services	Revolver	12.75% (S + 6.25%; 1.00% Floor)	12/4/2025	119,558	112,997	119,558	(6)(8)
Total Canadian 1st Lien/Senior Secured Debt						24,028,199	24,184,759
Total Canadian Corporate Debt						24,028,199	24,184,759
Luxembourg Corporate Debt 1.66%
Luxembourg 1st Lien/Senior Secured Debt 1.66%
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	11.01% (S + 6.50%; 1.50% Floor)	5/23/2031	10,088,201	9,994,079	10,088,201	(6)(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						9,994,079	10,088,201
Total Luxembourg Corporate Debt						9,994,079	10,088,201

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock —1.29%
Alphasense, LLC	Series C Preferred	Software & Tech Services	6/1/2021	23,961	369,843	802,769	(8)
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Software & Tech Services	12/23/2019	65,614	349,977	274,087
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	219,083
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	54,861
Degreed, Inc.	Series C-1 Preferred	Software & Tech Services	6/19/2019	43,819	278,541	220,981
Degreed, Inc.	Series D Preferred	Software & Tech Services	4/30/2021	16,943	278,308	217,184
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software & Tech Services	6/23/2022	1,345	1,311,760	1,835,648
Netskope, Inc.	Series G Preferred	Software & Tech Services	1/27/2020	36,144	302,536	448,362
Ntiva Investments, LLC	Class A Preferred Units	Digital Infrastructure & Services	1/24/2022	333,937	272,826	321,471
Phenom People, Inc.	Series C Preferred	Software & Tech Services	1/10/2020	35,055	220,610	528,568
Swyft Parent Holdings LP	Preferred Units	Software & Tech Services	2/7/2022	850,470	758,389	603,899
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Software & Tech Services	11/30/2018	1,196	1,160,531	2,179,320
Vectra AI, Inc.	Series F Preferred	Software & Tech Services	5/28/2021	17,064	131,095	115,780
Total U.S. Preferred Stock					5,811,942	7,822,013

France Preferred Stock 0.03%
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	24,472	206,755	206,715	(8)
Total France Preferred Stock					206,755	206,715

U.S. Common Stock —1.63%
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	28,002
Artemis Investor Holdings, LLC	Class A Units	Services	1/22/2021	38,551	385,509	394,187
Brightspot Holdco, LLC	Non-Voting Common Units	Software & Tech Services	11/16/2021	433,207	433,207	473,156
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Services	11/14/2021	138,390	138,390	213,195
CN Co-Invest, LP	Units	Digital Infrastructure & Services	10/31/2023	776,334	776,334	719,786
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	375,960
Freddy's Acquisition	Units	Consumer Non-Cyclical	3/3/2021	72,483	72,483	162,168
GSV Medsuite Investments, LLC	Class A Units	Healthcare	12/22/2021	86,555	85,705	65,189
GSV Vehlo Investments, LLC	Class A Units	Software & Tech Services	5/20/2022	150,297	150,297	198,062
INH Group Holdings, LLC	Common Units	Healthcare	1/31/2019	484,552	484,552	-
Leeds FEG Investors, LLC	Class A Units	Consumer Non-Cyclical	11/20/2017	320	321,309	296,473
Moon Topco, L.P.	Units	Software & Tech Services	4/19/2021	3,600	35,999	97,600
MyKaarma Holdings LP	Class A Common Units	Software & Tech Services	3/18/2022	257,031	257,031	575,776
NEPCORE Parent Holdings LLC	Units	Digital Infrastructure & Services	10/21/2021	98	97,884	19,567
Neutral Connect, LLC	Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	199,947
Ntiva Investments, LLC	Class A Common Units	Digital Infrastructure & Services	1/24/2022	333,937	61,110	97,343
Pamlico Avant Holdings L.P.	Class A Units	Digital Infrastructure & Services	12/1/2021	236,307	236,307	458,919
Ranger Lexipol Holdings, LLC	Class A-1 Units	Software & Tech Services	11/18/2021	437	359,487	462,231
Ranger Lexipol Holdings, LLC	Class B Units	Software & Tech Services	11/18/2021	433	77,371	137,766
REP AOM Holdings, LLC	Class A Units	Healthcare	2/15/2022	290,393	18,979	1,187,009
REP Coinvest III AGP Blocker, L.P.	Units	Healthcare	10/14/2021	590,203	590,203	1,351,261

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value	Tickmarks
REP COINVEST III OMNI, L.P.	Units	Services	2/4/2021	193,770	53,301	131,764
REP Coinvest III TEC, L.P.	Class A Units	Services	6/18/2020	167,509	190,658	261,131
REP RO Coinvest IV-A, L.P.	Class A Units	Services	12/28/2022	66,441,840	664,418	522,632
RFCN Parent, LP	Class A Units	Healthcare	6/18/2021	77	78,284	90,965
SBS Super Holdings, LLC	Class A Voting Units	Healthcare	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Healthcare	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software & Tech Services	9/30/2022	329,116	953,133	518,296
Stripe, Inc.	Class B Common Stock	Software & Tech Services	5/17/2021	4,158	166,854	119,085
Swyft Parent Holdings LP	Common Units	Software & Tech Services	2/7/2022	4,485	53,048	-
Thrive Parent, LLC	Class L Units	Digital Infrastructure & Services	1/22/2021	102,108	271,128	756,921
Total U.S. Common Stock					7,667,275	9,914,391
France Common Stock 0.07%
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	75,889	416,757	416,758	(8)
Total France Common Stock					416,757	416,758
Luxembourg Common Stock 0.13%
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software & Tech Services	10/18/2024	770,000	843,179	796,988	(8)
Total Luxembourg Common Stock					843,179	796,988
U.S. Warrants —0.23%
Alphasense, LLC	Series B Warrants	Software & Tech Services	6/2/2020	40,394	35,185	1,073,591	(8)
Degreed, Inc.	Series C-1 Warrants	Software & Tech Services	5/31/2019	26,294	46,823	38,580
Degreed, Inc.	Series D Warrants	Software & Tech Services	4/11/2021	7,624	-	3,784
Degreed, Inc.	Common Warrants	Software & Tech Services	8/31/2022	9,374	41,527	17,959
Scylla DB Ltd	Series C-1 Warrants	Software & Tech Services	9/9/2022	239,984	43,880	187,094
Vectra AI, Inc.	Warrants	Software & Tech Services	3/18/2021	35,156	58,190	96,278
Total U.S. Warrants					225,605	1,417,286
United Kingdom Warrants —0.05%
Global WebIndex Holdings Limited	Warrants	Software & Tech Services	12/30/2020	11,776	159,859	286,071
Total United Kingdom Warrants					159,859	286,071
French Warrants 0.00%
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	-	(8)
Total French Warrants					8,561	-

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (14)	Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies —3.97%
AB Equity Investors, L.P.	LP Interests			$13,872,011	$13,872,011	$16,441,109	(11)
Falcon Co-Investment Partners, L.P.	Units			837,445	837,445	838,282	(11)
GHP E AGGREGATOR, LLC	Units			417,813	186,588	704,014	(11)
GHP-EIP Aggregator, LLC	Common Units			51,191	174,608	—	(11)
GTCR A-1 Investors LP	Units			1,100,000	1,100,000	1,100,000	(8)(11)
Magenta Blocker Aggregator LP	Units			821,396	676,978	1,183,632	(11)
Orangewood WWB Co-Invest, L.P.	Units			829,314	786,428	1,302,023	(11)
ORCP III Triton Co-Investors, L.P.	Units			341,592	—	1,153,215	(11)
OSS SPV LP	Units			277,533	259,500	499,559	(11)
Palms Co-Investment Partners D, L.P.	Units			261,450	261,450	295,438	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units			541	368,990	551,333	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units			32,450	171,840	4,024	(11)
Total U.S. Investment Companies					18,695,838	24,072,629
Canadian Investment Companies 0.05%							(18)
GHP SPV-2, L.P.	Units			271,942	271,942	283,082	(8)(11)
Total Canadian Investment Companies					271,942	283,082

Total Investments					$1,636,597,753	$1,630,349,305

See Notes to Consolidated Financial Statements

Portfolio Company		Industry		Shares	Cost	Fair Value	Tickmarks
Cash Equivalents —7.41%
Blackrock T Fund I	Money Market	Money Market Portfolio	4.34%	16,728,975	$16,728,975	$16,728,975	(9)(14)(15)
State Street Institutional US Government Money Market Fund	Money Market	Money Market Portfolio	4.42%	7,922,941	7,922,941	7,922,941	(9)(14)
US Bank MMDA GCTS Money Market	Money Market	Money Market Portfolio	3.73%	20,306,417	20,306,417	20,306,417	(9)(14)(15)
Total Cash Equivalents					44,958,333	44,958,333
Cash 1.19%
US Dollar					7,220,521	7,220,521	(13)
Total Cash					7,220,521	7,220,521
Total Cash and Cash Equivalents					52,178,854	52,178,854
LIABILITIES IN EXCESS OF OTHER ASSETS — (177.17%)						$(1,075,476,614)
NET ASSETS—100.00%						$607,051,545

See Notes to Consolidated Financial Statements

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
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $24,814,625; aggregate gross unrealized depreciation for federal income tax purposes is $30,678,312. Net unrealized depreciation is $5,863,687. As of December 31, 2024, the cost basis of investments owned was substantially identical for both book and tax purposes
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
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

December 31, 2025

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. The total Capital Commitments of investors in the Fund as of December 31, 2025 is $775,624,993 of which 18% or $141,934,478 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The Fund is an investment company under accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. The Fund has prepared the consolidated financial statements and related financial information pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X.

The functional currency of the Fund is U.S. dollars and these consolidated financial statements have been prepared in that currency.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for the fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and U.S. government securities and investment grade debt instruments maturing within three months of purchase of such instrument by the Fund. Cash consists of demand deposits and money market accounts. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Fund considers overnight sweep accounts, all highly liquid investments, with original maturities of less than ninety days and money market mutual funds as cash equivalents.

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

Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income (loss), realized gain (loss), or return of capital.

Investment Transactions

Investment transactions are accounted for on the trade date. Realized gains (losses) on investments sold are recorded on the basis of specific identification method for both consolidated financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the consolidated statements of assets and liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2025, the Fund had certain investments held in six portfolio companies on non-accrual status, which represented 1.57% and 0.49% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2024, the Fund had certain investments held in five portfolio companies on non-accrual status, which represented 1.31% and 0.18% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year (unless an election is made by the Fund to use its own taxable year) and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of December 31, 2025, and December 31, 2024, no accrued excise tax remained payable.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Fund accrued income taxes of $637,214, $359,038 and $523,389, respectively. As of December 31, 2025, and December 31, 2024, $318,578 and $288,433, respectively, of accrued income taxes remained payable.

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

Segment Reporting

The Fund represents a single operating segment. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Fund’s Chief Financial Officer is the CODM. The CODM monitors the operating results of the Fund as a whole and the pre-determined Fund’s long term investment strategy, which is executed by the Adviser. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segments performance versus the Fund’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated statement of assets and liabilities and segment expenses are listed on the consolidated statement of operations.

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

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Fund incurred a management fee of $23,925,583, $20,213,153, and $16,898,965, respectively. The Adviser did not voluntarily waive any management fee for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, and December 31, 2024, $6,362,763 and $5,451,281, respectively, of accrued management fee remained payable.

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
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of PIFNII (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catchup.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the PIFNII as if hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and
•
10.0% of the amount of PIFNII, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the PIFNII until the amount of PIFNII exceeds 1.94%, approximately 7.78% per annum; and
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), approximately 8.24% per annum. This portion of PIFNII (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catchup.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and
•
15.0% of the amount of PIFNII, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”, approximately 9.41% per annum). The 8% Hurdle Rate is meant to limit the Adviser to 15% of the PIFNII until the amount of PIFNII exceeds 2.35%, approximately 9.41% per annum; and
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter (the “8% Catch-up Cap”), approximately 10% per annum. This portion of PIFNII (which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up cap) is referred to as the “8% Catchup”. The 8% Catch-up is meant to provide the Adviser with 20.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.50% in any calendar quarter; and
•
20.0% of the amount of PIFNII, if any, that exceeds 2.50% in any calendar quarter

For the years ended December 31, 2025, December 31, 2024, and December 2023, the Fund incurred income-based incentive fee of $14,161,116, $13,311,149, and $11,850,031, respectively. As of December 31, 2025, and December 31, 2024, $3,598,459 and $3,352,536, respectively, of accrued income-based incentive fees remained payable.

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

While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the year ended December 31, 2025 or for the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024, no capital gains incentive fee remained payable.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Fund accrued $166,989, $140,303, and $143,797, respectively, in transfer agent fees. As of December 31, 2025 and December 31, 2024, $44,812 and $37,384, respectively, of accrued transfer agent fees remained payable.

Co-investment Activity

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain conclusions in connection with certain co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching of the Fund or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s shareholders and its policy as recited in its filings with the SEC, and, (3) the Fund's directors record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

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

	Loan Type	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2025
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class A and Class B Units)	Common Stocks	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	Term Loan	$573,457	$—	$—	$—	$(34,349)	$539,108	$—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	112,977	—	—	—	(6,767)	$106,210	—
Delaware Valley Management Holdings, Inc.	Revolver	89,190	6,111	—	—	(11,474)	$83,827	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	60,364	—	—	—	(3,616)	$56,748	—
Total Non-Controlled Affiliates		$835,988	$6,111	$—	$—	$(56,206)	$785,893	$—

	Loan Type	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2024
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class A and Class B Units)	Common Stocks	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	237,136	19,465	(204,859)	—	8,622	60,364	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	624,645	21,075	(600,239)	—	67,516	112,997	—
Delaware Valley Management Holdings, Inc.	Revolver	350,292	—	(309,170)	—	48,068	89,190	—
Delaware Valley Management Holdings, Inc.	Term Loan	2,252,790	10,273	(1,946,168)	—	256,542	573,437	—
Total Non-Controlled Affiliates		$3,464,863	$50,813	$(3,060,436)	$—	$380,748	$835,988	$—

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

4. Borrowings

Credit Facilities

HSBC Credit Facility

On July 8, 2021, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund has entered into a number of amendments to the 2021 HSBC Credit Facility through December 8, 2025, the latest details of which are reflected in the notes below.

Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus a spread of 2.10% per annum for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of (x) with respect to any day on which the Principal Obligations (as defined in the 2021 HSBC Credit Agreement) are then-currently greater than 66% of the Maximum Commitment (as defined in the 2021 HSBC Credit Agreement), 0.35% per annum, (y) with respect to any day on which the Principal Obligations are then-currently less than or equal to 66% and greater than thirty-three percent 33% of the Maximum Commitment, 0.50% per annum and (z) with respect to any day on which the Principal Obligations are then-currently less than or equal to 33% of the Maximum Commitment, 1.00% per annum.

As of December 31, 2025, the maximum commitment under the 2021 HSBC Credit Facility was $450,000,000, and the Fund’s facility sublimit was $42,000,000. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. Any amounts borrowed under the 2021 HSBC Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on December 7, 2026. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

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

As of December 31, 2025, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the Synovus Credit Facility bear interest based on SOFR for the relevant interest period, plus a spread of 2.50% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) December 20, 2027 or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. The availability period with respect to the revolving commitments under the Synovus Credit Facility will terminate on December 20, 2026.

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

All of the collateral pledged to the lenders by ABPCIC Funding II under the Synovus Credit Facility is held in the custody of the Synovus Collateral Custodian or the Synovus Securities Intermediary. The Synovus Collateral Custodian will maintain and perform certain custodial services with respect to the collateral pledged to support the Synovus Credit Facility. As compensation for the services rendered by U.S. Bank in its capacities as Synovus Collateral Custodian and Synovus Collateral Agent, ABPCIC Funding II will pay U.S. Bank, on a quarterly basis, customary fee amounts and reimburse U.S. Bank for its reasonable out-of-pocket expenses. The Synovus Credit Facility contains certain customary covenants and events of default, with customary cure and notice provisions. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

Natixis Credit Facility

On April 21, 2023, ABPCI Private Funding II LLC (“ABPCI Private Funding II”), formerly known as ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding IV”), entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator. ABPCI Private Funding II has entered into a number of amendments of the Natixis Credit Facility through December 18, 2025, the latest details of which are reflected in the notes below.

As of December 31, 2025, the Natixis Credit Facility provides for a total commitment amount of up to $325,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-DI Loans and Class A-D2 Loans, on a term basis. The total Class A-R commitment as of the closing date is $65,000,000, the total Class A-DI commitment as of the closing date is $216,000,000 and the total Class A-D2 commitment as of the closing date is $44,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate an applicable spread, which for the Class A-R Loans is 1.57% per annum, the Class A-D1 Loans is 1.51% per annum and the Class A-D2 Loans is 1.84% per annum. The availability period with respect to the revolving commitments under the Natixis Credit Facility terminated on December 18, 2028.

The Natixis Credit Facility is secured by ABPCI Private Funding II’s right, title and interest in the pledged collateral, which includes (but is not limited to): all collateral loans; the custodial accounts, the eligible accounts, and the eligible investments; cash, money, securities, reserves and other property of ABPCI Private Funding II; all related property; and certain agreements entered into in connection with the Natixis Credit Facility. The stated maturity date of the Natixis Credit Facility is December 18, 2036.

The Natixis Credit Facility includes customary covenants, including certain limitations on the incurrence by ABPCI Private Funding II of additional indebtedness, as well as customary events of default. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

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

As of December 31, 2025, the MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the MUFG Credit Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the MUFG Credit Agreement, in each case, plus an applicable spread of 2.10% per annum or 2.60% per annum for borrowings utilized for certain purchases. Interest is payable quarterly in arrears.

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

All of the collateral pledged to the lenders by ABPCIC Funding V under the MUFG Credit Agreement is held in the custody of the MUFG Securities Intermediary under the MUFG Control Agreement. The MUFG Collateral Administrator will maintain and perform certain collateral administration services with respect to the collateral pursuant to the MUFG Collateral Administration Agreement. As compensation for the services rendered by the MUFG Collateral Administrator, ABPCIC Funding V will pay the MUFG Collateral Administrator, on a quarterly basis, customary fee amounts and reimburse the MUFG Collateral Administrator for its reasonable out-of-pocket expenses. The MUFG Collateral Administration Agreement and the obligations of the MUFG Collateral Administrator will continue until the earlier of (i) the liquidation of the collateral and the final distribution of the proceeds of such liquidation, (ii) the date on which all obligations have been paid in full or (iii) the termination of the MUFG Collateral Management Agreement. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

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

All of the collateral pledged by ABPCIC Funding VI to the NatWest Collateral Agent for the benefit of the secured parties under the NatWest Facility Agreement is held in the custody of the NatWest Document Custodian under the NatWest Facility Agreement or the NatWest Securities Intermediary under the NatWest Securities Account Control Agreement. The NatWest Collateral Agent will maintain and perform certain collateral administration services with respect to the collateral pursuant to the NatWest Facility Agreement. As compensation for the services rendered by the NatWest Collateral Agent, ABPCIC Funding VI will pay the NatWest Collateral Agent, on a quarterly basis, customary fee amounts and reimburse the NatWest Collateral Agent for its reasonable out-of-pocket expenses. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

The Fund incurred certain customary fees, costs and expenses in connection with the closing of the NatWest Credit Facility.

Scotia Credit Facility

On November 7, 2025, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders and issuing banks party thereto from time to time (the “Scotia Credit Facility” and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility, the Natixis Credit Facility and the MUFG Credit Facility, the “Credit Facilities”).

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

Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act. The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$42,000,000	$—	$42,000,000	$—
Synovus	200,000,000	190,000,000	10,000,000	190,000,000
Natixis	325,000,000	235,000,000	90,000,000	235,000,000
MUFG	150,000,000	150,000,000	—	150,000,000
NatWest	75,000,000	75,000,000	—	75,000,000
Scotia	50,000,000	30,000,000	20,000,000	30,000,000
Total	$842,000,000	$680,000,000	$162,000,000	$680,000,000

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$40,000,000	$10,000,000	$30,000,000	$10,000,000
Synovus	200,000,000	188,250,000	11,750,000	188,250,000
Natixis	200,000,000	200,000,000	—	200,000,000
MUFG	150,000,000	104,000,000	46,000,000	104,000,000
Total	$590,000,000	$502,250,000	$87,750,000	$502,250,000

As of December 31, 2025 and December 31, 2024, deferred financing costs were $4,569,276 and $2,835,743, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO VI indenture was refinanced under terms of the first supplemental indenture dated April 28, 2022 among the VI Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes (other than the Subordinated Notes) under the indenture dated August 9, 2019 in the amount of $246,900,000 were paid off, and the unamortized debt discount and debt issuance costs were accelerated into interest and borrowing expenses on the consolidated statements of operations. The VI Issuer issued new notes including additional Subordinated Notes in the amount of $7,720,000.

On March 5, 2025, the VI Co-Issuers executed that certain amended and restated indenture by and among the VI Co-Issuers and U.S. Bank Trust Company, National Association (the “Refinancing CLO Transaction”) to redeem all of the outstanding VI Notes issued by the VI Co-Issuers pursuant to that certain original indenture, dated as of August 9, 2019, as amended by that certain First Supplemental Indenture, dated as of April 28, 2022 and that certain Second Supplemental Indenture, dated as of March 8, 2024, with the proceeds from the private placement of new Debt offered by the VI Co-Issuers in the Refinancing CLO Transaction (the “Refinancing Debt”). The Refinancing Debt is secured by the portfolio of the IV Co-Issuers. The Refinancing Debt consists of: (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months SOFR plus 1.40% per annum; (ii) $100,000,000 of Class A-1L-R Senior Secured Floating Rate Loans, which bear interest at three-months SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at three-months SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 2.00% per annum; and (vi) $18,980,000 of additional Subordinated Notes, which do not bear interest. In addition, $61,320,000 of Subordinated Notes previously issued by the VI Issuer will remain outstanding as of the closing date of the Refinancing CLO Transaction. The Refinancing Debt is scheduled to mature on January 27, 2037.

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

The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$103,000,000	S + 1.40%	$102,492,220
Class A-1-LR Senior Secured Floating Rate Note (“Class A-1-LR”)	$100,000,000	S + 1.40%	$99,507,009
Class A-2-RR Senior Secured Deferrable Floating Rate Note (“Class A-2-RR”)	$14,000,000	S + 1.60%	$13,930,982
Class B-RR Senior Secured Deferrable Floating Rate Note (“Class B-RR”)	$21,000,000	S + 1.70%	$20,896,472
Class C-RR Secured Deferrable Floating Rate Note (“Class C-RR”)	$28,000,000	S + 2.00%	$—	*
Subordinated Notes	$80,300,000	N/A	$—	*

* Class C-RR and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $1,173,317, respectively, as of December 31, 2025 and are reflected on the consolidated statements of assets and liabilities.

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

CLO XIII

On May 3, 2023, ABPCI Direct Lending Fund CLO XIII LTD (“CLO XIII”), a private company limited by shares incorporated under the laws of Jersey (the “XIII Issuer”), ABPCI Direct Lending Fund CLO XIII LLC, a limited liability company organized under the laws of the State of Delaware (the “XIII Co-Issuer,” and together with the XIII Issuer, the “XIII Co-Issuers”), ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd (the “First Static Subsidiary”) and ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd (the “Second Static Subsidiary” and together with the First Static Subsidiary, the “Static Subsidiaries”, and together with the XIII Co-Issuers, the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date is April 27, 2027, which was extended to October 27, 2029 through the first supplemental indenture on October 21, 2025.

The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of December 31, 2025, and December 31, 2024 were as follows:

	December 31, 2025
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 1.45%	$227,098,338
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 1.80%	$35,857,632
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 2.20%	$35,857,632
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 3.25%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

* Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1) Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $1,186,398 respectively, as of December 31, 2025 and are reflected on the consolidated statements of assets and liabilities.

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

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $1,186,398 respectively, as of December 31, 2024 and are reflected on the consolidated statements of assets and liabilities.

The CLO XIII indenture provides that the holders of the XIII Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year, commencing in October 2023. The XIII Notes will mature on October 27, 2037.

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

As of December 31, 2025, there were no secured borrowings outstanding. Secured borrowings outstanding as of December 31, 2024 were as follows:

Loan Name	Trade Date	Maturity Date	bps Daily Rate	Amount
Bonterra LLC	9/6/2024	120 days or less from trade date	2.37	$2,319,165
Colo Holdings, LLC	9/5/2024	120 days or less from trade date	2.37	525,952
				$2,845,117

As of December 31, 2025 and December 31, 2024, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Credit Facilities, Notes and Secured Borrowings were $1,215,640,285 and $1,049,241,086, respectively.

Interest Expense Borrowings

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the components of interest and other debt expenses related to the borrowings were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest and borrowing expenses	$73,395,816	$75,325,877	$62,143,437
Commitment fees	525,609	568,870	677,738
Amortization of discount, debt issuance and deferred financing costs	5,853,397	3,978,731	3,851,415
Total	79,774,822	$79,873,478	$66,672,590
Weighted average interest rate(1)	6.59%	8.08%	7.83%
Average outstanding balance	$1,114,310,955	$938,831,078	$797,276,741

(1)
Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

5. Fair Value Measurement

The Fund conducts the valuation of its investments, upon which the Fund's NAV is based, consistent with GAAP and the 1940 Act. The Fund values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Additional information regarding the fair value hierarchy of ASC 820 follows below. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

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

Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Fund uses a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Fund will use these quotations to determine the value of its investments. The Fund utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

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

The following table summarizes the valuation of the Fund’s investments as of December 31, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$81,799,316	$—	$—	$81,799,316
Total Cash Equivalents	$81,799,316	$—	$—	$81,799,316

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,802,229,181	$1,802,229,181
2nd Lien/Junior Secured Debt	—	—	2,574,947	2,574,947
Preferred Stock	—	—	8,128,435	8,128,435
Common Stocks and LP Interests	821,553	102,698	9,632,220	10,556,471
Warrants	—	—	2,102,100	2,102,100
Total	$821,553	$102,698	$1,824,666,883	$1,825,591,134
Investments valued at NAV as a practical expedient#				35,705,328
Total investments#	$821,553	$102,698	$1,824,666,883	$1,861,296,462

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$44,958,333	$—	$—	$44,958,333
Total Cash Equivalents	$44,958,333	$—	$—	$44,958,333

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,582,307,975	$1,582,307,975
2nd Lien/Junior Secured Debt	—	—	2,825,397	2,825,397
Preferred Stock	—	—	8,028,728	8,028,728
Common Stocks and LP Interests	—	131,764	10,996,373	11,128,137
Warrants	—	—	1,703,357	1,703,357
Total	$—	$131,764	$1,605,861,830	$1,605,993,594
Investments valued at NAV as a practical expedient#				24,355,711
Total investments#	$—	$131,764	$1,605,861,830	$1,630,349,305

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Preferred Stock	Common Stocks and LP Interests	Warrants	Total
Balance as of January 1, 2025	$1,582,307,975	$2,825,397	$8,028,728	$10,996,373	$1,703,357	$1,605,861,830
Purchases (including PIK)	525,816,354	—	442,239	2,209,112	—	528,467,705
Sales and principal payments	(304,780,076)	—	(1,575,208)	(5,352,470)	—	(311,707,754)
Realized Gain (Loss)	163,320	—	680,703	3,660,538	—	4,504,561
Net Amortization of Premium/Discount	8,256,314	5,667	—	—	—	8,261,981
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(9,534,706)	(256,117)	551,973	(1,881,333)	398,743	(10,721,440)
Balance as of December 31, 2025	$1,802,229,181	$2,574,947	$8,128,435	$9,632,220	$2,102,100	$1,824,666,883
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(6,933,652)	$(256,117)	$697,799	$(1,567,794)	$398,743	(7,661,021)

For the year ended December 31, 2025, there were no transfers into Level 3.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Preferred Stock	Common Stocks and LP Interests	Warrants	Total
Balance as of January 1, 2024	$1,270,762,647	$9,205,885	$8,777,660	$10,039,580	$1,290,859	$1,300,076,631
Purchases (including PIK)	513,442,490	—	—	1,232,430	—	514,674,920
Sales and principal payments	(216,214,013)	(6,537,711)	(771,864)	—	—	(223,523,588)
Realized Gain (Loss)	733,497	—	173,651	—	—	907,148
Net Amortization of Premium/Discount	6,586,088	54,939	—	—	—	6,641,027
Transfers Out	—	—	(368,990)	(1,813,344)	—	(2,182,334)
Net Change in Unrealized Appreciation (Depreciation)	6,997,266	102,284	218,271	1,537,707	412,498	9,268,026
Balance as of December 31, 2024	$1,582,307,975	$2,825,397	$8,028,728	$10,996,373	$1,703,357	$1,605,861,830
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$5,470,146	$134,565	$260,473	$1,542,159	$412,498	$12,454,985

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2025 and December 31, 2024, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,684,703,626	Market Yield Analysis	Market Yield	7.4% - 20.0% (9.2%)	Decrease
	93,576,469	Recent Purchase	Purchase Price	N/A	N/A
	21,899,935	Market Approach	EBITDA Multiple	6.5x - 13.9x (9.1x)	Increase
	1,263,258	Liquidation Value	Recovery Rate	1.0% - 32.2% (31.5%)	Increase
	785,893	Recent Transaction	Transaction Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,574,947	Market Yield Analysis	Market Yield	20.8%	Decrease
Common Stocks and LP Interests	6,027,489	Market Approach	EBITDA Multiple	6.8x - 24.3x (15.1x)	Increase
	1,520,631	Market Approach	Revenue Multiple	6.0x - 21.0x (9.4x)	Increase
	954,467	Recent Purchase	Purchase Price	N/A	N/A
	527,494	Market Yield Analysis	Market Yield	13.6%	Decrease
	431,245	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
	161,369	Market Approach	NCF Multiple	15.7x	Increase
	9,525	Expected Repayment	Escrow Valuation	N/A	N/A
Preferred Stock	2,843,303	Market Approach	Revenue Multiple	3.0x - 8.0x (6.5x)	Increase
	2,624,917	Market Approach	EBITDA Multiple	10.5x - 23.0x (17.2x)	Increase
	2,423,902	Market Yield Analysis	Market Yield	17.4% - 26.8% (25.4%)	Decrease
	236,313	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
Warrants	2,102,100	Market Approach	Revenue Multiple	4.5x - 8.0x (7.6x)	Increase
Total Assets	$1,824,666,883

(1)
Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,430,997,418	Market Yield Analysis	Market Yield	8.3% - 25.6% (10.4%)	Decrease
	2,046,578	Market Approach	EBITDA Multiple	5.8X	Increase
	39,019	Liquidation Value	Asset Value	N/A	Increase
	25,276,091	Expected Repayment	Redemption Price	N/A	Increase
	835,988	Recent Transaction	Transaction Price	N/A	N/A
	123,112,881	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,825,397	Market Yield Analysis	Market Yield	16.3%	Decrease
Common Stocks and LP Interests	6,479,153	Market Approach	EBITDA Multiple	7.3x - 25.0x (13.4x)	Increase
	1,884,375	Market Approach	Revenue Multiple	0.3x - 15.0x (8.0x)	Increase
	756,921	Expected Repayment	Redemption Price	N/A	Increase
	416,758	Recent Transaction	Transaction Price	N/A	N/A
	199,947	Market Approach	Other Cashflow Multiple	16.0x	Increase
	462,231	Market Yield Analysis	Market Yield	13.6%	Decrease
	796,988	Recent Purchase	Purchase Price	N/A	Increase
Preferred Stock	603,899	Market Approach	EBITDA Multiple	13.0x	Increase
	2,881,675	Market Approach	Revenue Multiple	3.0x - 9.3x (7.1x)	Increase
	4,336,439	Market Yield Analysis	Market Yield	15.0% - 19.6% (17.3%)	Decrease
	206,715	Recent Transaction	Transaction Price	N/A	N/A
Warrants	1,703,357	Market Approach	Revenue Multiple	5.0x - 8.1x (7.6x)	Increase
Total Assets	$1,605,861,830

(1)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2025 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$102,492,220	$104,030,000	$—	$—	$104,030,000
Class A-1-LR Senior Secured Floating Rate Note (“Class A-1-LR”)	99,507,009	101,000,000	—	—	101,000,000
Class A-2-RR Senior Secured Deferrable Floating Rate Note (“Class A-2-RR”)	13,930,982	14,175,000	—	—	14,175,000
Class B-RR Senior Secured Deferrable Floating Rate Note (“Class B-RR”)	20,896,472	21,262,500	—	—	21,262,500
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	227,098,338	230,280,000	—	—	230,280,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,857,632	36,450,000	—	—	36,450,000
CLO XIII Class C Secured Deferrable Floating Rate Note (“Class C”)	35,857,632	36,900,000	—	—	36,900,000
Total	$535,640,285	$544,097,500	$—	$—	$544,097,500

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $2,359,715 as of December 31, 2025 and are reflected on the consolidated statements of assets and liabilities.

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2024 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
CLO VI Class A-1-R Senior Secured Floating Rate Note	$98,041,837	$99,478,125	$—	$—	$99,478,125
CLO VI Class A-1-L Senior Secured Floating Rate Note	74,841,098	75,937,500	—	—	75,937,500
CLO VI Class A-1-F Senior Secured Fixed Rate Note	29,936,439	29,550,000	—	—	29,550,000
CLO VI Class A-2-R Senior Secured Deferrable Floating Rate Note	43,407,837	44,696,250	—	—	44,696,250
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	226,418,256	229,710,000	—	—	229,710,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,750,251	36,540,000	—	—	36,540,000
CLO XIII Class C Secured Deferrable Floating Rate Note (“Class C”)	35,750,251	36,630,000	—	—	36,630,000
Total	$544,145,969	$552,541,875	$—	$—	$552,541,875

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $353,110 and $2,250,921 as of December 31, 2024 and are reflected on the consolidated statements of assets and liabilities.

The Credit Facilities and Secured Borrowings are recorded at carrying value, which approximates fair value.

6. Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of December 31, 2025 and December 31, 2024 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of December 31, 2025 and December 31, 2024:

			12/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
123.Net, LLC	Delayed Draw Term Loan	7/19/2026	622,304	(7,779)	1,522,707	(15,227)
AAH Topco, LLC	Revolver	12/22/2027	787,273	-	787,273	(11,809)
AAH Topco, LLC	Delayed Draw Term Loan	3/31/2027	2,298,207	-	-	-
AAH Topco, LLC	Delayed Draw Term Loan	11/1/2025	-	-	1,044,316	(10,443)
Admiral Buyer, Inc.	Revolver	12/6/2029	1,401,522	(7,008)	1,401,522	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	8/17/2026	533,691	-	727,761	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	2/8/2027	257,534	-	-	-
Airwavz Solutions Inc.	Delayed Draw Term Loan	5/4/2026	1,775,001	-	5,075,881	(25,379)
Airwavz Solutions Inc.	Revolver	3/31/2027	434,778	-	652,740	(8,159)
Amercare Royal LLC	Revolver	9/10/2030	791,878	(11,878)	201,851	(1,009)
Amercare Royal LLC	Delayed Draw Term Loan	9/10/2026	1,925,351	(19,254)	1,925,351	-
Amivie Acquisition, Inc.	Delayed Draw Term Loan	3/19/2026	-	-	1,869,312	-
AOM Acquisition, LLC	Revolver	2/18/2027	-	-	1,218,605	-
AppViewX, Inc.	Revolver	12/24/2031	1,846,640	(18,466)	1,846,640	(18,466)
AppViewX, Inc.	Delayed Draw Term Loan	3/31/2027	1,908,194	-	1,908,194	-
Artifact Bidco, Inc.	Revolver	7/26/2030	233,786	-	233,786	-
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/26/2027	983,608	-	983,608	-
Artifact Bidco, Inc.	Revolver	7/26/2030	477,753	-	477,753	-
Avalara, Inc.	Revolver	10/19/2028	-	-	1,065,375	-
Avant Communications, LLC	Revolver	11/30/2026	-	-	566,910	-
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,137,723	(5,689)	1,137,723	-
BHG Holdings, LLC	Revolver	4/22/2032	1,619,055	(12,143)	-	-
BHG Holdings, LLC	Delayed Draw Term Loan	4/22/2027	3,667,902	-	-	-
Bonterra LLC	Revolver	3/5/2032	907,596	(2,269)	-	-
Bonterra LLC	Revolver	9/8/2027	-	-	414,630	(1,037)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	-	777,494	(9,719)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/3/2026	10,053	-	-	-

			12/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/3/2026	961,130	-	-	-
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/1/2026	-	-	3,324,983	(41,562)
Brightspot Buyer, Inc.	Revolver	11/16/2027	680,292	(10,204)	680,292	(10,204)
BRP2 HOLD JONQUIL, INC.	Revolver	8/26/2030	1,521,314	(22,820)	1,584,702	(15,847)
BRP2 HOLD JONQUIL, INC.	Delayed Draw Term Loan	8/26/2026	2,358,620	(17,690)	3,169,405	(31,694)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	471,138	-	323,907	-
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	1,267,138	(3,168)	-	-
Businessolver.com, Inc.	Revolver	12/3/2032	564,347	(2,822)	-	-
Businessolver.com, Inc.	Delayed Draw Term Loan	12/1/2025	-	-	817,473	-
BV EMS Buyer, Inc	Revolver	11/23/2027	231,350	-	79,840	-
CallTower, Inc.	Revolver	11/30/2028	622,259	-	622,259	-
CallTower, Inc.	Delayed Draw Term Loan	12/1/2025	-	-	1,991,230	-
Caregiver 2, Inc.	Delayed Draw Term Loan	7/1/2026	-	-	1,121,667	(44,867)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	12/31/2026	362,529	-	138,106	-
Choice Health at Home, LLC	Delayed Draw Term Loan	10/23/2026	878,578	-	2,307,997	-
CHV Holdings LLC	Revolver	3/27/2029	1,241,546	-	1,241,546	(15,519)
Coding Solutions Acquisition, Inc.	Revolver	8/7/2031	703,351	-	87,919	-
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	8/7/2026	312,991	-	1,125,362	-
Amivie Acquisition, Inc.	Revolver	9/16/2027	863,813	-	863,813	(4,319)
Amivie Acquisition, Inc.	Delayed Draw Term Loan	7/23/2027	158,346	-	-	-
Contruent Intermediate Company	Delayed Draw Term Loan	11/12/2027	857,745	-	-	-
Contruent Intermediate Company	Revolver	11/14/2031	571,830	(8,577)	-	-
Coretelligent Intermediate LLC	Revolver	10/21/2027	379,926	(20,896)	63,321	(5,857)
Coupa Holdings, LLC	Revolver	2/27/2029	725,890	-	725,890	-
Coupa Holdings, LLC	Delayed Draw Term Loan	6/3/2027	948,020	-	948,020	-
Crewline Buyer, Inc.	Revolver	11/8/2030	1,366,496	-	1,366,496	-
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	4,719,998	-	-	-
DA Blocker Corp.	Revolver	2/10/2032	1,573,333	(11,800)	-	-
Datacor, Inc.	Revolver	3/13/2029	1,692,780	-	2,154,447	-
Datacor, Inc.	Delayed Draw Term Loan	3/13/2026	-	-	5,988,015	-
Delaware Valley Management Holdings, Inc.	Revolver	1/30/2026	-	-	293,952	(124,636)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	2,409,819	(12,049)	2,409,819	(36,147)
Dispatchtrack, LLC	Revolver	12/17/2026	301,930	-	301,930	-
DLRdmv, LLC	Delayed Draw Term Loan	5/7/2027	805,500	-	-	-
DLRdmv, LLC	Revolver	5/7/2032	805,500	(4,027)	-	-
Dorado Buyer LLC	Revolver	2/6/2030	248,308	(7,449)	248,309	(3,104)
Dorado Buyer LLC	Delayed Draw Term Loan	2/6/2026	2,427,222	(12,136)	2,483,092	(12,415)
Duetto Research, Inc	Delayed Draw Term Loan	6/26/2026	2,017,640	(10,088)	2,017,640	-
Duetto Research, Inc	Revolver	6/26/2030	1,008,820	(10,088)	1,008,820	(5,044)

			12/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
EAGAN PARENT, INC	Delayed Draw Term Loan	9/10/2027	3,564,443	(8,911)	-	-
EAGAN PARENT, INC	Revolver	9/8/2032	1,901,036	(9,505)	-	-
EET Buyer, Inc.	Revolver	11/8/2027	1,036,629	(7,775)	1,036,629	-
EET Buyer, Inc.	Delayed Draw Term Loan	1/29/2027	378,394	(2,838)	1,891,968	-
Einstein Parent, Inc.	Revolver	1/22/2031	1,066,183	(23,989)	-	-
Engage2Excel, Inc.	Revolver	7/2/2029	184,278	(1,382)	184,278	(1,843)
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	-	-	441,012	-
Enverus Holdings, Inc.	Revolver	12/24/2029	-	-	651,115	-
Exterro, Inc.	Revolver	6/1/2027	1,107,844	-	1,107,842	-
Exterro, Inc.	Delayed Draw Term Loan	9/10/2026	1,408,670	-	-	-
Faithlife, LLC	Revolver	9/18/2025	-	-	279,053	-
Firebird Midco, Inc	Revolver	7/18/2030	1,228,520	(15,356)	1,228,520	(15,357)
FirstEnroll LLC	Revolver	9/19/2031	726,695	(7,267)	-	-
Foundation Risk Partners, Corp.	Revolver	10/29/2029	778,547	-	1,038,062	-
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	8/6/2027	3,339,004	(16,695)	-	-
FULLSTEAM OPERATIONS, LLC	Revolver	8/8/2031	1,113,001	(8,348)	-	-
FULLSTEAM OPERATIONS, LLC	Revolver	11/27/2029	-	-	415,325	-
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	8/25/2025	-	-	3,813,641	(19,068)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	5/1/2026	-	-	2,790,966	(13,955)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	6/30/2026	-	-	310,107	(1,551)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	2/23/2026	-	-	753,440	(3,767)
Fusion Holding, Corp.	Revolver	9/14/2027	620,637	(26,377)	1,379,193	(37,928)
Fusion Holding, Corp.	Revolver	5/22/2029	616,037	(1,540)	840,050	(12,601)
G Treasury SS LLC	Revolver	6/29/2029	-	-	914,721	-
G Treasury SS LLC	Delayed Draw Term Loan	12/31/2025	-	-	2,042,878	-
Galway Borrower LLC	Revolver	9/29/2028	366,401	(916)	406,925	(2,035)
Galway Borrower LLC	Delayed Draw Term Loan	2/6/2026	1,095,753	-	1,353,462	-
GH PARENT HOLDINGS INC.	Delayed Draw Term Loan	4/23/2027	1,323,099	(6,615)	-	-
GH PARENT HOLDINGS INC.	Delayed Draw Term Loan	6/29/2026	-	-	3,787,938	(28,410)
GHA Buyer, Inc.	Revolver	6/24/2026	-	-	951,077	(2,378)
Greenhouse Software, Inc.	Revolver	9/1/2028	1,232,251	-	1,232,251	-
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	-	604,499	-
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	7/2/2027	5,752,865	(28,764)	-	-
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	11/14/2025	-	-	8,000,382	-
GS AcquisitionCo, Inc.	Revolver	5/25/2028	441,259	(3,309)	700,823	(1,752)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	201,810	-	250,635	-
Heartland PPC Buyer LLC	Revolver	12/12/2029	1,389,132	(13,891)	1,006,014	(10,060)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	11/12/2027	1,932,086	(9,660)	-	-

			12/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	12/12/2025	-	-	714,077	(1,785)
HireVue, Inc.	Revolver	5/3/2029	-	-	599,679	(5,997)
HITRUST Services, LLC	Revolver	3/14/2031	2,419,131	(24,191)	-	-
Honor HN Buyer, Inc.	Revolver	10/15/2027	266,081	-	266,081	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	5/18/2026	2,330,767	-	3,842,299	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2026	3,638,803	-	3,638,803	-
Iodine Software, LLC	Revolver	5/19/2027	-	-	1,089,030	-
Joink, LLC	Delayed Draw Term Loan	4/2/2027	3,820,743	(19,104)	8,490,540	(63,679)
Joink, LLC	Revolver	10/4/2030	727,761	(5,458)	727,761	(10,916)
JS Parent, Inc.	Revolver	4/24/2031	528,354	-	528,354	-
Juniper Square, Inc.	Delayed Draw Term Loan	11/6/2028	3,610,670	-	-	-
Juniper Square, Inc.	Revolver	11/6/2031	1,203,557	(12,036)	-	-
Juniper Square, Inc.	Delayed Draw Term Loan	11/8/2027	5,416,005	(27,080)	-	-
Kalkomey Borrower, LLC	Revolver	6/18/2031	1,464,749	(14,647)	1,464,749	(14,647)
Kalkomey Borrower, LLC	Delayed Draw Term Loan	6/18/2026	1,830,937	(9,155)	1,830,937	(4,577)
Kaseya Inc.	Delayed Draw Term Loan	6/23/2025	-	-	473,761	-
Kaseya Inc.	Revolver	6/25/2029	-	-	477,582	-
KPA Parent Holdings, Inc	Revolver	3/12/2032	1,036,180	-	-	-
KPA Parent Holdings, Inc	Delayed Draw Term Loan	3/15/2027	1,480,258	-	-	-
Labvantage Solutions Inc.	Revolver	11/23/2030	1,522,509	(11,419)	951,568	(14,274)
Last Dance Intermediate I(c), LLC	Delayed Draw Term Loan	6/30/2027	4,861,503	-	-	-
Last Dance Intermediate I(c), LLC	Revolver	3/31/2031	1,720,521	(4,301)	-	-
LeadVenture, Inc.	Delayed Draw Term Loan	6/23/2027	2,465,662	-	-	-
LeadVenture, Inc.	Revolver	6/23/2032	1,472,037	-	-	-
Level Data, LLC	Delayed Draw Term Loan	3/5/2027	2,404,526	(12,023)	-	-
Level Data, LLC	Revolver	3/5/2031	420,792	(4,208)	-	-
LivTech Purchaser, Inc.	Delayed Draw Term Loan	11/23/2026	1,567,473	(11,756)	7,997,309	(39,987)
LivTech Purchaser, Inc.	Revolver	11/24/2031	1,999,327	(14,995)	1,999,327	(19,993)
Lotus HPI Buyer, Inc	Delayed Draw Term Loan	1/19/2026	3,767,841	(395,623)	3,767,841	(18,839)
Lotus HPI Buyer, Inc	Revolver	1/21/2030	-	-	1,883,921	(32,969)
Magaya Corporation	Revolver	7/26/2030	245,704	(4,914)	921,390	(9,214)
Magaya Corporation	Delayed Draw Term Loan	7/24/2026	2,314,841	(34,723)	2,457,041	(12,285)
Mastery Acquisition Corp.	Revolver	9/7/2029	851,781	-	851,781	-
Mastery Acquisition Corp.	Delayed Draw Term Loan	4/30/2026	802,394	-	802,394	-

			12/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Mavenlink, Inc.	Revolver	6/1/2029	715,926	(17,898)	357,963	(9,844)
MBS Holdings, Inc.	Revolver	4/16/2027	974,169	(2,435)	857,269	-
MedBridge Holdings, LLC	Revolver	12/23/2026	1,376,227	-	1,376,227	-
MediaLab Solutions, LLC	Revolver	8/11/2031	769,796	(7,698)	-	-
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	189,849	(1,898)	113,909	(1,424)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Revolver	10/22/2026	680,400	(1,701)	680,400	(10,206)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Delayed Draw Term Loan	11/8/2025	-	-	2,953,911	(29,539)
Mist Holding Co.	Revolver	12/23/2030	904,795	-	904,795	(9,048)
Mist Holding Co.	Delayed Draw Term Loan	8/12/2028	2,547,120	-	-	-
Mist Holding Co.	Delayed Draw Term Loan	12/31/2025	-	-	1,195,838	(5,979)
Mist Holding Co.	Delayed Draw Term Loan	12/23/2027	-	-	2,714,386	(13,572)
MMP Intermediate, LLC	Revolver	2/15/2029	552,880	-	552,880	(1,382)
Moon Buyer, Inc.	Revolver	4/21/2031	1,779,259	-	1,779,259	(13,344)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/2/2026	2,083,094	-	2,630,169	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2031	805,570	-	1,052,068	-
MSP Global Holdings, Inc.	Revolver	4/9/2029	1,212,693	(18,190)	1,394,234	(3,486)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/8/2026	1,211,850	(18,178)	1,211,850	(3,030)
MyKaarma Acquisition LLC	Revolver	12/24/2030	1,188,307	-	593,215	-
Nasuni Corporation	Revolver	9/10/2030	2,619,806	(32,748)	2,619,806	(39,297)
Navigate360, LLC	Revolver	3/17/2027	604,235	(3,021)	604,235	(4,532)
Navigate360, LLC	Delayed Draw Term Loan	3/6/2025	-	-	2,035,925	-
NC Topco, LLC	Revolver	9/1/2031	1,291,959	-	1,291,959	(9,690)
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	3,229,897	-	3,229,897	(24,224)
Netwrix Corporation	Revolver	6/11/2029	774,755	(1,937)	774,755	-
Netwrix Corporation	Delayed Draw Term Loan	12/16/2026	735,566	-	1,626,914	-
Next Holdco, LLC	Revolver	11/9/2029	893,559	(15,637)	893,559	-
Next Holdco, LLC	Delayed Draw Term Loan	11/7/2025	-	-	2,380,798	-
OPOC Acquisition, LLC	Revolver	12/20/2030	605,987	(6,060)	545,389	(8,181)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/21/2026	1,333,172	(3,333)	1,514,969	(11,362)
Pace Health Companies, LLC	Revolver	8/2/2027	616,682	-	616,682	-
Pace Health Companies, LLC	Delayed Draw Term Loan	6/2/2027	888,879	-	888,879	-
Pace Health Companies, LLC	Delayed Draw Term Loan	6/2/2027	1,708,092	-	-	-
Pamlico Avant Holdings, L.P.	Revolver	12/31/2032	1,988,317	(19,883)	-	-
Patriot Acquireco L.L.C.	Revolver	9/3/2032	1,020,792	(10,208)	-	-
PDI TA Holdings, Inc	Revolver	2/3/2031	251,620	(3,774)	943,575	(4,718)
PDI TA Holdings, Inc	Delayed Draw Term Loan	2/1/2026	-	-	952,365	-
Penn TRGRP Holdings LLC	Revolver	9/27/2030	474,455	(21,350)	1,054,345	-

			12/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Penn TRGRP Holdings LLC	Delayed Draw Term Loan	9/27/2030	488,766	(21,994)	419,066	-
Pharmalogic Holdings Corp	Delayed Draw Term Loan	6/22/2026	5,547,689	-	6,934,611	(69,346)
Pieper Memorial, LLC	Delayed Draw Term Loan	11/4/2027	458,852	-	632,098	-
Pieper Memorial, LLC	Revolver	11/2/2028	986,852	-	-	-
Pieper Memorial, LLC	Delayed Draw Term Loan	11/4/2027	9,251,740	-	-	-
Ping Identity Holding Corp.	Revolver	10/17/2028	-	-	1,203,345	-
QualDerm Partners, LLC	Revolver	12/8/2026	422,475	(5,281)	-	-
Pinnacle Treatment Centers, Inc.	Revolver	1/4/2027	404,224	(9,095)	474,524	(2,373)
Point Quest Group, Inc	Delayed Draw Term Loan	11/15/2027	2,612,992	(13,065)	-	-
Point Quest Group, Inc	Revolver	11/13/2031	1,567,795	(15,678)	-	-
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/15/2026	2,541,108	-	2,600,963	-
Quest Analytics Inc.	Revolver	11/10/2032	2,756,319	(13,782)	-	-
Quest Analytics Inc.	Delayed Draw Term Loan	11/10/2027	6,890,797	(17,227)	-	-
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	11/12/2027	1,035,511	(5,178)	-	-
Race Finco, LLC	Revolver	8/16/2029	609,798	(12,196)	609,798	(13,720)
Race Finco, LLC	Delayed Draw Term Loan	8/17/2026	7,853,011	(78,530)	11,043,296	(82,825)
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	-	1,199,233	-
Redwood Family Care Network, Inc.	Revolver	6/19/2028	588,705	-	588,705	(1,472)
REP TEC Intermediate Holdings, Inc.	Revolver	5/30/2031	2,451,325	(6,128)	1,099,640	-
RevauAdvanced Underwriting Inc.	Delayed Draw Term Loan	5/7/2027	4,144,298	(20,721)	-	-
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	2,227,866	-	2,227,866	(16,709)
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	542,114	-	542,114	(8,132)
Saab Purchaser, Inc.	Revolver	11/12/2031	2,699,315	-	2,581,028	(25,810)
Saab Purchaser, Inc.	Delayed Draw Term Loan	9/22/2027	887,146	-	-	-
Saab Purchaser, Inc.	Delayed Draw Term Loan	11/12/2026	-	-	5,162,057	(25,810)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	11/24/2025	-	-	3,956,233	-
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,354,000	-	1,758,865	(13,191)
Salisbury House, LLC	Delayed Draw Term Loan	8/18/2027	3,112,637	-	-	-
Salisbury House, LLC	Revolver	8/18/2032	1,763,828	(17,638)	-	-
Salisbury House, LLC	Revolver	2/27/2026	-	-	449,472	-
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	7/1/2026	156,340	-	-	-
Sapphire Software Buyer, Inc.	Revolver	9/30/2031	1,723,759	(12,928)	1,723,759	(17,238)
Sauce Labs Inc	Revolver	8/16/2027	1,281,821	(35,250)	1,281,821	(28,841)
Sauce Labs Inc	Delayed Draw Term Loan	2/10/2025	-	-	1,509,281	(18,866)
Saviynt, Inc.	Revolver	2/18/2030	609,798	-	609,798	(1,525)
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	8/20/2027	7,475,854	(130,827)	7,475,854	(56,069)
Second Nature Brands, Inc.	Revolver	2/6/2031	608,642	(4,565)	-	-

			12/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Securonix, Inc	Revolver	4/5/2029	1,538,337	(323,051)	1,503,677	(251,866)
Serrano Parent, LLC	Revolver	5/13/2030	2,085,981	(93,869)	2,085,981	(41,720)
Single Digits, Inc.	Revolver	6/22/2026	416,149	-	416,149	-
Slipstream IT, LLC	Revolver	8/1/2031	1,132,053	(11,321)	-	-
Slipstream IT, LLC	Delayed Draw Term Loan	8/2/2027	1,132,053	(5,660)	-	-
Smile Brands, Inc.	Revolver	10/12/2027	16,215	(1,662)	21,927	(2,193)
Soladoc, LLC	Revolver	6/12/2028	588,923	(11,778)	588,923	(19,140)
Spark DSO, LLC	Revolver	4/20/2026	-	-	561,561	(8,423)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/23/2026	3,003,053	-	3,833,685	-
Stratus Networks, Inc.	Revolver	12/15/2028	990,098	(2,475)	990,098	(4,950)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/23/2026	-	-	330,033	(825)
SugarCrm, Inc.	Revolver	7/30/2027	310,244	(1,551)	310,244	(3,102)
SumUp Holdings Luxembourg	Delayed Draw Term Loan	10/27/2025	-	-	2,522,050	-
Sundance Group Holdings, Inc.	Revolver	7/2/2029	2,197,666	(5,494)	1,593,384	-
Tau Buyer, LLC	Delayed Draw Term Loan	2/1/2027	1,837,594	-	-	-
Tau Buyer, LLC	Revolver	2/2/2032	1,702,477	(4,256)	-	-
Telcor Buyer, Inc.	Revolver	8/20/2027	290,770	-	290,770	-
Telesoft Holdings, LLC	Revolver	12/16/2026	507,336	(1,268)	447,650	(2,238)
Thrive Buyer, Inc.	Revolver	1/22/2027	-	-	369,907	-
TMA Buyer LLC	Revolver	4/30/2031	1,208,250	(12,082)	-	-
TMA Buyer LLC	Delayed Draw Term Loan	4/30/2027	936,394	-	-	-
ToolWatch Intermediate, LLC	Revolver	7/31/2030	1,228,520	(6,143)	1,228,520	(18,428)
ToolWatch Intermediate, LLC	Delayed Draw Term Loan	7/31/2026	-	-	857,591	(12,864)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	7/17/2026	2,277,098	-	3,903,596	-
UFS, LLC	Revolver	10/10/2031	524,018	(5,240)	-	-
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	1,086,591	(10,866)	1,939,439	(19,394)
Unanet, Inc	Revolver	12/9/2030	2,063,584	(30,954)	2,063,584	(30,954)
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	539,918	(5,399)	539,918	(5,399)
Ungerboeck Systems International, LLC	Revolver	4/30/2029	229,387	-	229,387	(1,147)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	1,925,180	-	-	-
UpStack Holdco Inc.	Delayed Draw Term Loan	8/24/2026	1,463,270	-	2,307,997	-
UpStack Holdco Inc.	Revolver	8/25/2031	692,399	-	784,719	(3,924)

			12/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Vectra AI, Inc.	Revolver	3/2/2028	1,200,106	(12,001)	1,200,106	(12,001)
Vectra AI, Inc.	Delayed Draw Term Loan	10/29/2026	2,418,368	(24,184)	2,418,368	(24,184)
Vehlo Purchaser, LLC	Revolver	5/24/2028	1,523,664	-	1,159,850	-
Venture Buyer LLC	Delayed Draw Term Loan	2/27/2026	832,277	-	1,008,820	-
Venture Buyer LLC	Revolver	3/1/2030	756,615	(5,675)	696,086	(6,961)
Veracross LLC	Revolver	12/28/2027	1,387,067	-	500,649	-
Veracross LLC	Delayed Draw Term Loan	12/28/2027	1,772,559	-	-	-
Versaterm Public Safety Inc.	Revolver	12/4/2025	-	-	777,125	-
Vhagar Purchaser, LLC	Revolver	6/11/2029	373,356	(1,867)	373,356	(3,734)
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/5/2027	936,687	-	-	-
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/9/2025	-	-	578,701	-
Visionary Buyer, LLC	Revolver	3/21/2030	1,413,418	(7,067)	1,413,418	(3,534)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/31/2027	7,359,493	-	-	-
Visionary Buyer, LLC	Delayed Draw Term Loan	3/23/2026	-	-	3,674,887	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	1,039,688	-	1,752,555	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/30/2027	624,893	-	-	-
Wealth Enhancement Group, LLC	Revolver	10/2/2028	623,162	-	623,162	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	2/2/2026	-	-	529,905	-
Webster Equity Partners III-A, L.P.	Delayed Draw Term Loan	4/1/2027	-	-	1,230,052	(15,376)
West Dermatology Management Holdings, LLC	Delayed Draw Term Loan	3/31/2025	-	-	2,242,331	(145,752)
Wolverine Seller Holdings, LLC	Revolver	1/17/2030	1,609,949	(4,025)	1,117,391	-
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	10/1/2027	5,298,794	-	-	-
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	1/19/2026	-	-	3,143,594	-
Your Part-Time Controller, LLC	Revolver	11/14/2029	960,980	(4,805)	627,974	-
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	-	1,372,628	-
Zendesk, Inc.	Delayed Draw Term Loan	5/15/2026	1,143,721	-	-	-
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2025	-	-	3,333,525	-
			$326,912,123	$(2,235,796)	$308,439,840	$(2,075,224)

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

The Fund had the following unfunded commitment for its equity investments, including investment companies, as of December 31, 2025 and December 31, 2024:

	12/31/2025	12/31/2024
Investment	Unfunded Commitment	Unfunded Commitment
AB Equity Investors L.P.	$784,521	$94,721
CN CO-INVEST, LP	35,238	—
Community Based Care Holdings, LP	59,890	59,890
Falcon Co-Investment Partners, L.P.	271,997	284,129
GHP SPV-2, L.P.	34,208	34,208
GTCR A-1 Investors LP	220,000	220,000
Orangewood WWB Co-Invest, L.P.	25,668	25,668
OSS SPV LP	—	115,522
QCS Co-Invest Aggregator, L.P.	105,823	—
REP COINVEST III OMNI, L.P.	13,325	13,325
REP RO Coinvest IV-A, L.P.	1,661	1,661
Total	$1,552,331	$849,124

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The total Capital Commitments of investors in the Fund as of December 31, 2025 is $775,624,993, of which 18% is unfunded. The total Capital Commitments of investors in the Fund as of December 31, 2024 is $720,877,746, of which approximately 26% is unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Second Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities. The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	For the year ended December 31, 2025		For the year ended December 31, 2024			For the year ended December 31, 2023
Quarter Ended	Shares	Amount	Shares	Amount		Shares	Amount
March 31	4,796,671	$46,074,834	2,297,080	$21,667,959		—	$—
June 30	—	—	2,574,268	24,483,147	*	2,776,753	25,792,451
September 30	4,702,249	44,862,506	3,395,374	32,246,272		1,566,283	14,461,711
December 31	3,436,687	33,166,202	1,342,578	12,807,285		—	—
Total capital drawdowns	12,935,607	$124,103,542	9,609,300	$91,204,663		4,343,036	$40,254,162

* Net of $2,724,958 of which tendered shareholders have been released in 2023.

Distributions

The following tables reflect the distributions declared on Shares during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
6/26/2025	6/26/2025	7/17/2025	$0.20	13,766,885
9/26/2025	9/26/2025	10/24/2025	$0.20	14,541,618
12/29/2025	12/29/2025	1/28/2026	$0.21	16,035,821
				$58,283,302

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/26/2024	3/26/2024	4/23/2024	$0.23	$12,969,462
6/26/2024	6/26/2024	7/22/2024	$0.21	12,999,653
9/26/2024	9/26/2024	10/23/2024	$0.23	13,863,318
12/27/2024	12/27/2024	1/28/2025	$0.21	13,226,712
				$53,059,145

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/29/2023	3/29/2023	4/25/2023	$0.10	$5,139,617
6/28/2023	6/28/2023	7/24/2023	$0.20	10,402,344
9/27/2023	9/27/2023	10/23/2023	$0.24	12,501,274
12/27/2023	12/27/2023	1/25/2024	$0.23	12,263,463
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

The following tables summarize Shares distributed pursuant to the DRIP during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2025	3/27/2025	3/31/2025	797,757	$7,609,164
6/26/2025	6/26/2025	6/30/2025	797,761	7,569,777
9/26/2025	9/26/2025	9/30/2025	846,123	8,062,281
12/29/2025	12/29/2025	12/31/2025	926,041	8,774,800
			3,367,682	$32,016,022

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/26/2024	3/26/2024	3/28/2024	735,551	$6,912,711
6/26/2024	6/26/2024	6/28/2024	737,332	6,968,153
9/26/2024	9/26/2024	9/30/2024	797,976	7,543,348
12/27/2024	12/27/2024	12/31/2024	748,137	7,129,368
			3,018,996	$28,553,580

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/29/2023	3/29/2023	3/31/2023	294,604	$2,740,870
6/28/2023	6/28/2023	6/30/2023	606,230	5,552,823
9/27/2023	9/27/2023	9/30/2023	715,418	6,644,449
12/27/2023	12/27/2023	12/30/2023	703,294	6,522,555
			2,319,546	$21,460,697

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

The following table summarizes share repurchases completed during the year ended December 31, 2025:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 28, 2025	1,594,397	767,534	$7,320,890	48%	$9.54
June 30	May 23, 2025	1,663,968	854,554	8,108,695	51%	$9.49
September 30	August 29, 2025	1,713,208	768,407	7,321,727	45%	$9.53
December 31	November 28, 2025	1,749,969	539,142	5,108,699	31%	$9.48
			2,929,637	$27,860,011

The following table summarizes share repurchases completed during the year ended December 31, 2024:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	March 1, 2024	1,354,873	744,282	$6,994,766	55%	$9.40
June 30	May 24 ,2024	1,379,303	985,757	9,315,897	71%	$9.45
September 30	August 30, 2024	1,430,286	737,479	6,971,458	52%	$9.45
December 31	November 29, 2024	1,535,262	822,522	7,838,224	54%	$9.53
			3,290,040	$31,120,345

The following table summarizes share repurchases completed during the year ended December 31, 2023:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 24, 2023	1,215,454	627,518	$5,837,933	52%	$9.30
June 30	May 26, 2023	1,255,610	461,364	4,225,901	37%	$9.16
September 30	August 25, 2023	1,299,377	905,479	8,409,635	70%	$9.29
December 31	November 24, 2023	1,320,792	531,602	4,930,300	40%	$9.27
			2,525,963	$23,403,769

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Net increase (decrease) in net assets from operations	$53,302,131	$67,265,253	$49,296,699
Weighted average common shares outstanding	69,906,266	59,099,675	52,318,840
Earnings per common share-basic and diluted	$0.76	$1.14	$0.94

9. Tax Information

The tax character of distributions for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Distributions paid from:
Ordinary Income	$55,747,594	$53,059,145	$40,306,698
Net Long-Term Capital Gains	2,535,708	—	—
Total Taxable Distributions	$58,283,302	$53,059,145	$40,306,698

As of December 31, 2025, December 31, 2024 and December 31, 2023 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed Ordinary Income – Net	$—	$1,185	$—
Undistributed Long-Term Income – Net	—	—	—
Total Undistributed Earnings	—	1,185	—
Other Losses	—	—	(2,384,892)
Unrealized Earnings (Losses) – Net	(14,326,216)	(5,881,841)	(18,292,722)
Other Temporary Differences	(6,176)	(1,244)	(726)
Total Accumulated Earnings (Losses) – Net	$(14,332,392)	$(5,881,900)	$(20,678,340)

The Fund’s unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024
Aggregate Tax Cost	$1,875,604,303	$1,636,212,992
Fair Market Value of Investments	$1,861,296,462	$1,630,349,305
Gross Unrealized Appreciation	$23,273,406	$24,814,625
Gross Unrealized Depreciation	$(37,581,247)	$(30,678,312)
Net Unrealized Appreciation (Depreciation)	$(14,307,841)	$(5,863,687)

The difference between GAAP-basis and tax basis unrealized gains (losses) is due to dividends payable and partnership basis adjustments.

In order to present certain components of the Fund’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Fund’s accounts. These reclassifications have no impact on the NAV of the Fund’s and result primarily from the re-designation of dividends and the tax treatment of fee income and gains or losses derived from subsidiaries.

	December 31, 2025	December 31, 2024	December 31, 2023
Paid-in capital in excess of par	$3,467,296	$(593,367)	$69,229
Accumulated undistributed net investment income (loss)	(1,918,392)	57,791	(7,100,369)
Accumulated net realized gain (loss)	$(1,548,904)	$535,576	$7,031,140

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

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for the years ended December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022 and December 31, 2021:

Per Share Data:(1)	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Net asset value, beginning of period	$9.53	$9.27	$9.10	$9.80	$9.35
Net investment income (loss)	0.81	0.90	0.91	0.81	0.66
Net realized and unrealized gains (losses) on investments	(0.06)	0.24	0.03	(0.53)	0.43
Net increase (decrease) in net assets resulting from operations	$0.75	1.14	0.94	0.28	1.09
Distributions to stockholders	(0.81)	(0.88)	(0.77)	(0.98)	(0.64)
Net asset value, end of period	$9.47	$9.53	$9.27	$9.10	$9.80
Shares outstanding, end of period	77,076,615	63,702,963	54,364,707	50,228,088	35,343,949
Total return at net asset value before incentive fees(3)	10.18%	15.02%	13.16%	4.12%	13.53%
Total return at net asset value after incentive fees(3)	8.20%	12.71%	10.63%	2.84%	11.81%
Ratio/Supplemental Data(2)
Net assets, end of period	$730,267,513	$606,989,131	$504,145,198	$456,844,107	$346,259,919
Ratio of total expenses to weighted average net assets	18.74%	21.44%	21.04%	14.42%	13.20%
Ratio of net expenses to weighted average net assets(4)	18.74%	21.44%	21.04%	14.27%	12.59%
Ratio of net investment income (loss) before waivers to weighted average net assets	8.48%	9.52%	9.81%	8.33%	6.34%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	8.48%	9.52%	9.81%	8.48%	6.95%
Ratio of interest and credit facility expenses to weighted average net assets	11.95%	14.29%	13.80%	8.02%	5.15%
Ratio of incentive fees to weighted average net assets(5)	2.12%	2.38%	2.45%	1.32%	1.82%
Portfolio turnover rate	18.10%	15.44%	13.08%	20.55%	27.93%
Asset coverage ratio(6)	160%	158%	159%	165%	157%

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
(4)
For the years ended December 31, 2025, 2024 and 2023, there were no waivers for collateral management fees, management fees, or incentive fees. For the years ended December 31, 2022 and December 31, 2021, the Adviser voluntarily waived a portion of their collateral management fees, management fees, or incentive fees. Additionally, for the years ended December 31, 2022 and December 31, 2021, the Adviser received reimbursement payments from the Fund and/or provided expense support to the Fund as per the Expense Support and Conditional Reimbursement Agreement. The ratios include the effects of the voluntary waived expenses of 0.00%, 0.00%, 0.00%, 0.21% and 1.12% for the years ended December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022 and December 31, 2021, respectively.
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

On February 4, 2026, the Adviser received a new SEC exemptive order for simplified co-investment relief (the “New Order”) that supersedes the prior order. The New Order permits us to co-invest with our affiliates to a greater degree that was previously permitted under the prior order.

On February 6, 2026, ABPCIC Funding II entered into the fourth amendment (the “Fourth Synovus Credit Facility Amendment”) to the Loan Financing and Sale Agreement. The Amendment, among other changes, (i) decreased the applicable margin to 2.10% per annum, (ii) decreased the facility amount to $150,000,000, (iii) extended the facility termination date to February 6, 2031 and (iv) extended the revolving period to February 6, 2029.

On February 10, 2026, the Fund entered into the third amended and restated investment advisory agreement (the “Third Amended and Restated Advisory Agreement”), replacing the second amended and restated advisory agreement pursuant to which effective February 10, 2026 (i) the base management fee was reduced from 1.375% of the Fund’s outstanding assets to 1.25% of the Fund’s outstanding assets, (ii) the income-based incentive fee was reduced to be calculated as follows: (x) the 8% Catch-Up Cap was reduced from the portion of the PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter, approximately 10% per annum to such portion of the PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.42% in any calendar quarter, approximately 9.7% per annum and (y) 20% of the amount of PIFNII, if any, that exceeds 2.50% in any calendar quarter was reduced to 17.5% of the amount of PIFNII, if any, that exceeds 2.42% in any calendar quarter and (iii) the capital gains fee was reduced from 20.0% of the Fund’s aggregate cumulative realized capital gains, if any, to 17.5% of the Fund’s aggregate cumulative realized capital gains, if any. On February 10, 2026, the Fund and the Adviser also entered into a fee waiver letter pursuant to which the Adviser has agreed to waive a portion of the management fee, income-based incentive fee and capital gains fee, respectively, in excess of each of the base management fee, income-based incentive fee and capital gains fee calculated prior to applying the reduced rate as described in the previous sentence for the period January 1, 2026 through February 10, 2026.

On February 19, 2026, the Fund entered into the first amendment to the Senior Secured Credit Agreement (the “First Scotia Credit Facility Amendment”). The Amendment provides for, among other things, an increase of the total facility amount from $50,000,000 to $100,000,000.