Form 10-Q
period 2026-03-31
AB Private Credit Investors Corp
filed 2026-05-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 77,787,953.222 shares of common stock, $0.01 par value per share, outstanding as of May 14, 2026.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,932,460,380 and $1,874,181,760, respectively)	$1,897,907,978	$1,860,510,569
Non-controlled affiliated investments (amortized cost of $2,030,867 and $2,030,867)	783,143	785,893
Total investments, at fair value (amortized cost of $1,934,491,247 and $1,876,212,627)	1,898,691,121	1,861,296,462
Cash and cash equivalents	77,983,288	105,808,043
Interest receivable	8,171,048	9,217,941
Receivable for investments sold	405,054	51,593
Deferred financing costs	4,948,673	4,569,276
Total assets	$1,990,199,184	$1,980,943,315
Liabilities
Notes payable (net of unamortized discount of $0 and $0, respectively, and debt issuance costs of $2,189,305 and $2,359,715, respectively)	$535,810,695	$535,640,285
Credit facility payable	696,000,000	680,000,000
Interest and borrowing expenses payable	11,283,012	9,210,053
Payable for fund shares repurchased	10,946,358	5,108,699
Distribution payable	7,072,171	7,261,023
Incentive fee payable	3,325,218	3,598,459
Management fees payable	5,861,969	6,362,763
Professional fees payable	655,188	711,194
Administrator and custodian fees payable	1,831,798	1,389,396
Payable to Adviser	501,587	909,726
Accrued expenses and other liabilities	42,278	30,312
Accrued tax liability	309,616	318,578
Payable for investments purchased	1,040	9,284
Directors’ fees payable	64,991	—
Transfer agent fees payable	46,927	44,812
Trustee fees payable	19,928	—
Total liabilities	$1,273,772,776	$1,250,594,584
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 77,788,164 and 77,076,615 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	777,882	770,766
Paid-in capital in excess of par value	750,749,358	743,824,152
Distributable earnings (accumulated loss)	(35,186,524)	(14,327,405)
Total net assets of AB Private Credit Investors Corporation	$716,340,716	$730,267,513
Non-Controlling Interest in ABPCIC Equity Holdings, LLC	85,692	$81,218
Total net assets	$716,426,408	$730,348,731
Total liabilities and net assets	$1,990,199,184	$1,980,943,315
Net asset value per share of AB Private Credit Investors Corporation	$9.21	$9.47

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$43,532,664	$43,400,550
Payment-in-kind interest	878,080	1,112,406
Dividend income	75,095	129,022
Total investment income	44,485,839	44,641,978
Expenses:
Interest and borrowing expenses	$17,855,920	19,553,323
Management fees	6,133,927	5,634,969
Income-based incentive fee	3,570,694	3,484,107
Professional fees	827,189	834,209
Administration and custodian fees	459,069	334,487
Insurance expenses	—	115,500
Directors’ fees	64,991	52,438
Transfer agent fees	46,927	38,370
Trustee expense	94,750	—
Other expenses	282,477	441,231
Total expenses	29,335,944	30,488,634
Waived management fees	(271,957)	—
Waived incentive fees	(245,475)	—
Net total expenses	28,818,512	30,488,634
Net investment income before taxes	15,667,327	14,153,344
Income tax expense, including excise tax	(8,700)	216,883
Net investment income after tax	15,676,027	13,936,461
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	27,330	3,014,227
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(20,881,211)	(2,782,831)
Non-controlled affiliated investments	(2,750)	(41)
Net realized and change in unrealized gains (losses) on investment transactions	(20,856,631)	231,355
Net increase (decrease) in net assets resulting from operations	(5,180,604)	14,167,816
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$(167)	$1,023
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	(5,180,437)	14,166,793
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.20	$0.21
Earnings per share (basic and diluted):	$(0.07)	$0.21
Weighted average shares outstanding:	77,417,118	66,558,706

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at January 1, 2026	77,076,615	$770,766	$743,824,152	$(14,327,405)	$81,218	$730,348,731
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	15,676,137	(110)	15,676,027
Net realized gain (loss) on investments	—	—	—	27,330	—	27,330
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(20,883,904)	(57)	(20,883,961)
Capital Transactions:
Issuance of common stock	965,604	9,656	9,262,513	—	—	9,272,169
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	4,641	4,641
Issuance of common shares pursuant to distribution reinvestment plan	934,475	9,345	8,597,166	—	—	8,606,511
Repurchase of common stock	(1,188,530)	(11,885)	(10,934,473)	—	—	(10,946,358)
Distributions to stockholders	—	—	—	(15,678,682)	—	(15,678,682)
Total increase (decrease) for the three months ended March 31, 2026	711,549	7,116	6,925,206	(20,859,119)	4,474	(13,922,323)
Net assets at March 31, 2026	77,788,164	$777,882	$750,749,358	$(35,186,524)	$85,692	$716,426,408
Distributions declared per share	—	$—	$—	$0.20	$—	$0.20

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at January 1, 2025	63,702,963	$637,030	$612,231,039	$(5,878,938)	$62,414	$607,051,545
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,936,629	(168)	13,936,461
Net realized gain (loss) on investments	—	—	—	3,011,617	2,610	3,014,227
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,781,453)	(1,419)	(2,782,872)
Capital Transactions:						-
Issuance of common stock	4,796,671	47,967	46,026,867	—	—	46,074,834
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC				—	3,116	3,116
Issuance of common shares pursuant to distribution reinvestment plan	797,757	7,977	7,601,187	—	—	7,609,164
Repurchase of common stock	(767,534)	(7,675)	(7,313,215)	—	—	(7,320,890)
Distributions to stockholders	—	—	—	(13,938,978)	—	(13,938,978)
Total increase (decrease) for the three months ended March 31, 2025	4,826,894	48,269	46,314,839	227,815	4,139	46,595,062
Net assets at March 31, 2025	68,529,857	$685,299	$658,545,878	$(5,651,123)	$66,553	$653,646,607
Distributions declared per share	—	—	—	$0.20	—	$0.20

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(5,180,604)	$14,167,816

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(76,664,987)	(136,597,769)
Payment-in-kind interest capitalized	(1,636,525)	(1,112,406)
Proceeds from sales of investments and principal repayments	21,321,543	126,983,497
Net realized (gain) loss on investments	(27,330)	(3,014,227)
Net change in unrealized (appreciation) depreciation on investments	20,883,961	2,782,872
Amortization of premium and accretion of discount, net	(1,271,321)	(2,707,208)
Amortization of discount, debt issuance and deferred financing costs	963,198	1,292,006

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(353,461)	3,044
(Increase) decrease in interest receivable	1,046,893	360,097
Increase (decrease) in directors’ fees payable	64,991	—
Increase (decrease) in payable for investments purchased	(8,244)	20,158
Increase (decrease) in management fees payable	(500,794)	183,688
Increase (decrease) in payable to Adviser	(408,139)	(663,250)
Increase (decrease) in administrator and custodian fees payable	442,402	276,198
Increase (decrease) in professional fees payable	(56,006)	243,530
Increase (decrease) in accrued expenses and other liabilities	11,966	95,538
Increase (decrease) in accrued tax liability	(8,962)	213,774
Increase (decrease) in incentive fee payable	(273,241)	131,571
Increase (decrease) in transfer agent fees payable	2,115	986
Increase (decrease) in interest and borrowing expenses payable	2,072,959	(2,472,946)
Increase (decrease) in trustee fees payable	19,928	—
Net cash provided by (used for) operating activities	(39,559,658)	186,969

Cash flows from financing activities
Issuance of common stock	9,272,169	46,074,834
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	4,641	3,116
Repurchase of common stock	(5,108,699)	(7,838,223)
Distributions paid	(7,261,023)	(6,097,343)
Financing costs paid	(1,172,185)	(2,402,480)
Borrowings on notes	—	163,000,000
Repayments of notes	—	(171,750,000)
Borrowings on credit facility	116,000,000	177,500,000
Repayments of credit facility	(100,000,000)	(133,000,000)
Repayments on secured borrowings	—	(2,845,117)
Net cash provided by (used for) financing activities	11,734,903	62,644,787
Net increase (decrease) in cash	(27,824,755)	62,831,756
Cash and cash equivalents, beginning of period	105,808,043	52,178,854
Cash and cash equivalents, end of period	$77,983,288	$115,010,610

Supplemental and non-cash financing activities
Cash paid during the period for interest	$15,269,883	$20,593,874
Issuance of common shares pursuant to distribution reinvestment plan	$8,606,511	$7,609,164
State taxes paid	$262	$3,109

See Notes to Consolidated Financial Statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 265.02%								(1)(2)(3)(4)(12)
U.S. Corporate Debt — 250.60%
1st Lien/Senior Secured Debt — 250.32%
123.Net, LLC	Digital Infrastructure & Services	Term Loan	7.91% (S + 4.25%)	7/19/2029	4,331,058	4,300,201	4,287,748	(15)
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	7.93% (S + 4.25%)	7/19/2029	1,543,222	1,530,377	1,524,986	(6)(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.01% (S + 5.25%; 0.75% Floor)	12/22/2027	3,168,295	3,139,702	3,168,295	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	8.76% (S + 5.00%; 0.75% Floor)	12/22/2027	1,493,545	1,474,016	1,493,545	(6)(15)
AAH Topco, LLC	Healthcare	Term Loan	9.01% (S + 5.25%; 0.75% Floor)	12/22/2027	6,272,477	6,231,696	6,272,477	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.01% (S + 5.25%; 0.75% Floor)	12/22/2027	6,349,220	6,296,428	6,349,220	(15)
AAH Topco, LLC	Healthcare	Revolver	—% (S + 5.25%; 0.75% Floor)	12/22/2027	-	(4,632)	-	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.66% (S + 5.00%; 0.75% Floor)	12/6/2029	430,406	426,344	427,996	(6)(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	12/6/2029	1,361,988	1,351,079	1,355,178	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(988)	(644)	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	12/6/2029	10,406,793	10,314,871	10,354,759	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	441,493	437,627	439,285	(15)
Admiral Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(11,601)	(7,008)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/31/2027	3,469,532	3,457,091	3,469,532	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/31/2027	2,168,458	2,161,401	2,168,458	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/31/2027	-	(1,550)	-	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/31/2027	3,459,046	3,438,270	3,459,046	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/31/2027	1,901,787	1,883,711	1,901,787	(6)(15)
Amercare Royal LLC	Services	Term Loan	8.66% (S + 5.00%; 1.00% Floor)	9/10/2030	8,279,784	8,214,365	8,176,287	(15)
Amercare Royal LLC	Services	Revolver	8.66% (S + 5.00%; 1.00% Floor)	9/10/2030	760,824	751,010	745,297	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	(14,440)	(6)(7)
Amercare Royal LLC	Services	Delayed Draw Term Loan	8.66% (S + 5.00%; 1.00% Floor)	9/10/2030	1,318,632	1,308,105	1,302,149	(15)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	6/30/2026	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	6/30/2026	346,322	345,024	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	6/30/2026	1,260,321	1,082,011	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	6/30/2026	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	6/30/2026	949,042	817,051	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	6/30/2026	2,682,124	2,278,901	-	(16)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	9/16/2027	3,279,231	3,250,271	3,271,033	(15)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.04% (S + 5.25%; 0.75% Floor)	9/16/2027	2,381,203	2,358,418	2,374,854	(6)(15)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	9/16/2027	2,073,754	2,063,710	2,068,569	(15)
Amivie Acquisition, Inc.	Healthcare	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	9/16/2027	5,114,637	5,087,049	5,101,850	(15)
Amivie Acquisition, Inc.	Healthcare	Revolver	—% (S + 5.25%; 1.00% Floor)	9/16/2027	-	(4,371)	(2,160)	(6)(7)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	9/16/2027	2,849,219	2,831,334	2,842,095	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
AppViewX, Inc.	Software & Tech Services	Term Loan	8.99% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,649,674	14,329,923	(15)
AppViewX, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	(15,179)	(55,399)	(6)(7)
AppViewX, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	(38,164)	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	7.84% (S + 4.15%; 0.50% Floor)	7/28/2031	4,018,743	3,986,361	4,018,743	(15)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.15%; 0.50% Floor)	7/28/2031	-	(3,723)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(3,412)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(1,670)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	9.66% (S + 6.00%; 0.75% Floor)	3/19/2031	3,128,738	3,091,848	3,066,163	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	—% (S + 6.00%; 0.75% Floor)	3/19/2031	-	(12,159)	(22,754)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.66% (S + 6.00%; 0.75% Floor)	3/19/2031	7,110,768	7,029,031	6,968,553	(15)
BHG Holdings, LLC	Healthcare	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	4/22/2032	12,773,468	12,571,763	12,677,667	(15)
BHG Holdings, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	4/22/2032	-	(27,912)	-	(6)(7)
BHG Holdings, LLC	Healthcare	Revolver	—% (S + 5.25%; 0.75% Floor)	4/22/2032	-	(24,599)	(12,143)	(6)(7)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	—% (S + 5.50%; 1.00% Floor)	6/30/2026	863,237	592,339	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	6/30/2026	777,353	547,758	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	6/30/2026	603,733	435,555	-	(16)
Bonterra LLC	Software & Tech Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	3/5/2032	9,802,702	9,715,886	9,680,168	(15)
Bonterra LLC	Software & Tech Services	Delayed Draw Term Loan	8.44% (S + 4.75%; 0.75% Floor)	3/5/2032	1,067,760	1,058,661	1,054,413
Bonterra LLC	Software & Tech Services	Revolver	8.43% (S + 4.75%; 0.75% Floor)	3/5/2032	288,295	278,839	274,948	(6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	2,219,687	2,202,632	2,219,687	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	1,012,355	1,000,052	1,012,355	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	2,045,477	2,018,721	2,045,477	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	4,889,511	4,850,974	4,889,511	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	961,130	954,274	961,130	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	192,553	188,487	192,553	(6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	4,851,384	4,807,609	4,851,384	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	4,597,791	4,566,910	4,597,791	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	2,675,310	2,667,722	2,675,310	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	3,761,129	3,746,050	3,761,129	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	12/31/2027	-	(4,612)	-	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.27% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,435,696	1,419,626	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.27% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,184,849	5,111,260	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	10.27% (S + 6.50%; 0.75% Floor)	11/16/2027	113,382	109,386	99,776	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	9.19% (S + 5.50%; 0.75% Floor)	8/26/2030	126,776	111,873	50,710	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	9.19% (S + 5.50%; 0.75% Floor)	8/26/2030	1,213,401	1,196,638	1,110,396	(6)(15)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	9.19% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,721,323	15,213,144	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	6/30/2028	606,806	600,573	603,772	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	6/30/2028	4,546,482	4,520,327	4,523,749	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	8.44% (S + 4.75%; 0.75% Floor)	6/30/2028	29,446	26,007	26,502	(6)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	12/3/2032	9,108,880	9,104,502	8,858,386	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(3,020)	(31,678)	(6)(7)
Businessolver.com, Inc.	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(2,690)	(15,520)	(6)(7)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	3,235,774	3,203,403	3,235,774	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	189,287	185,396	189,287	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	386,016	382,992	386,016	(15)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	864,455	856,724	864,455	(15)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	3,405,622	3,370,583	3,405,622	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	3,434,800	3,404,225	3,434,800	(15)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	8.26% (S + 4.50%; 1.00% Floor)	11/30/2028	4,866,069	4,798,223	4,866,069	(15)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/30/2028	-	(8,413)	-	(6)(7)
Caregiver 2, Inc.	Healthcare	Term Loan	9.91% (S + 6.25%; 2.00% Floor)	7/2/2029	5,524,208	5,422,592	5,399,914	(15)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	9.91% (S + 6.25%; 2.00% Floor)	7/2/2029	1,110,451	1,091,345	1,085,466	(15)
Cerifi, LLC	Services	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	3/31/2028	15,541,904	15,425,109	15,075,647	(15)
Cerifi, LLC	Services	Revolver	9.51% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,102,568	1,074,558
Choice Health at Home, LLC	Healthcare	Term Loan	8.66% (S + 5.00%; 1.00% Floor)	6/30/2028	2,219,510	2,213,868	2,219,510	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	8.66% (S + 5.00%; 1.00% Floor)	6/30/2028	3,086,171	3,067,037	3,086,171	(6)(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	10.01% (S + 6.25%; 1.00% Floor)	3/27/2029	5,457,253	5,368,300	4,938,814	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	—% (S + 6.25%; 1.00% Floor)	3/27/2029	-	(18,592)	(117,947)	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	8/7/2031	8,098,465	8,055,356	8,057,973	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(4,760)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(8,110)	(3,517)	(6)(7)
Contruent Intermediate Company	Software & Tech Services	Term Loan	9.42% (S + 5.75%; 0.75% Floor)	11/14/2031	7,433,794	7,328,532	7,247,949	(15)
Contruent Intermediate Company	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	11/14/2031	-	-	(21,444)	(6)(7)
Contruent Intermediate Company	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	11/14/2031	-	(8,044)	(14,296)	(6)(7)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	10/21/2027	6,891,073	6,862,775	6,580,975
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.51% (S + 5.75%; 1.00% Floor)	10/21/2027	3,291,912	3,277,477	3,143,776	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	10.81% (S + 5.75%; 1.00% Floor)	10/21/2027	886,495	881,100	829,506	(6)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	8.91% (S + 5.25%; 0.75% Floor)	2/27/2030	10,432,012	10,256,884	10,432,012	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	2/27/2030	-	(6,775)	-	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	2/27/2029	-	(8,926)	-	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	10.41% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,374,382	13,353,433	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Crewline Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 6.75%; 1.00% Floor)	11/8/2030	-	(22,690)	(27,330)	(6)(7)
DA Blocker Corp.	Software & Tech Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	2/10/2032	15,103,993	14,971,502	14,915,193	(8)(15)
DA Blocker Corp.	Software & Tech Services	Revolver	8.44% (S + 4.75%; 0.75% Floor)	2/10/2032	62,933	49,132	43,267	(6)(8)
DA Blocker Corp.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(19,776)	(35,400)	(6)(7)(8)
Datacor, Inc.	Software & Tech Services	Term Loan	10.16% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/11/2030	25,035,375	24,935,082	24,785,021	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 6.00%; 1.00% Floor)	3/11/2030	-	(10,380)	(21,057)	(6)(7)
Datacor, Inc.	Software & Tech Services	Revolver	—% (S + 4.50%; 1.00% Floor)	3/11/2030	-	(24,115)	(24,622)	(6)(7)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	9.67% (S + 6.00%; 1.00% Floor)	5/22/2029	252,015	243,054	243,615	(6)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	9.67% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,317,552	7,335,353	(15)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	—% (S + 6.25%; 1.00% Floor)	6/30/2026	2,724,243	1,511,867	537,221	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	—% (S + 0.00%; 1.00% Floor)	6/30/2026	423,599	233,153	83,534	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 0.00%; 1.00% Floor)	6/30/2026	536,704	120,253	105,838	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	—.% (S + .%; 1.00% Floor)	6/30/2026	286,763	165,594	56,550	(5)(16)
DeLorean Purchaser, Inc.	Software & Tech Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	12/16/2031	15,904,805	15,700,352	15,666,233	(15)
DeLorean Purchaser, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	12/16/2031	-	(29,491)	(36,147)	(6)(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	8.26% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,832,229	9,849,936	(15)
Dispatchtrack, LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/17/2026	-	(478)	-	(6)(7)
DLRdmv, LLC	Software & Tech Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	5/7/2032	5,995,941	5,941,674	5,935,981	(15)
DLRdmv, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 1.00%; 1.00% Floor)	5/7/2032	-	(3,526)	(4,028)	(6)(7)
DLRdmv, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(7,040)	(8,055)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Term Loan	9.94% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,672,145	6,589,506	6,388,579	(15)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	9.94% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	56,404	56,126	54,430
Dorado Buyer LLC	Software & Tech Services	Revolver	9.94% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	391,635	385,619	364,438	(6)
Duetto Research, Inc	Software & Tech Services	Term Loan	9.67% (S + 1.00%; 0.75% Floor; 5.00% PIK)	6/26/2030	15,565,355	15,288,957	15,098,395	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(9,648)	(50,441)	(6)(7)
Duetto Research, Inc	Software & Tech Services	Revolver	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(8,957)	(30,265)	(6)(7)
EAGAN PARENT, INC	Software & Tech Services	Term Loan	7.91% (S + 4.25%; 0.50% Floor)	9/8/2032	14,257,773	14,190,802	14,115,195	(15)
EAGAN PARENT, INC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(8,182)	(26,733)	(6)(7)
EAGAN PARENT, INC	Software & Tech Services	Revolver	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(8,741)	(19,010)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	8.63% (S + 5.00%; 0.75% Floor)	11/8/2027	4,973,243	4,928,885	4,886,212	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.91% (S + 5.00%; 0.75% Floor)	11/8/2027	1,509,790	1,505,843	1,481,467	(6)(15)
EET Buyer, Inc.	Software & Tech Services	Term Loan	8.63% (S + 5.00%; 0.75% Floor)	11/8/2027	6,631,619	6,594,044	6,515,566	(15)
EET Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/8/2027	-	(6,877)	(18,141)	(6)(7)
Einstein Parent, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	1/22/2031	-	(17,175)	(37,316)	(6)(7)
Einstein Parent, Inc.	Software & Tech Services	Term Loan	8.91% (S + 5.25%; 0.75% Floor)	1/22/2031	10,306,433	10,131,320	9,945,708	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Engage2Excel, Inc.	Services	Term Loan	10.99% (S + 7.25%; 1.00% Floor)	7/2/2029	7,382,255	7,307,606	7,271,522	(15)
Engage2Excel, Inc.	Services	Revolver	1.85% (S + 7.25%; 1.00% Floor)	7/2/2029	429,982	423,447	420,768	(6)
Exterro, Inc.	Software & Tech Services	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	6/1/2027	2,728,506	2,721,888	2,694,400	(15)
Exterro, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(7,703)	(13,848)	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	6/1/2027	5,648,827	5,644,349	5,578,217	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	6/1/2027	4,382,864	4,352,445	4,328,078	(15)
Exterro, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(4,785)	(10,565)	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	6/1/2027	6,212,406	6,192,250	6,134,751	(15)
Firebird Midco, Inc	Software & Tech Services	Term Loan	9.16% (S + 2.50%; 0.75% Floor; 3.00% PIK)	7/18/2030	6,807,665	6,742,565	6,671,511	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	7/18/2030	-	(11,113)	(24,570)	(6)(7)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.53% (S + 4.25%; 0.75% Floor; 0.50% PIK)	12/17/2026	13,329,838	13,287,176	13,163,215	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.53% (S + 4.25%; 0.75% Floor; 0.50% PIK)	12/17/2026	407,128	407,072	402,039	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	—.% (S + .%; 0.75% Floor)	12/17/2026	34,453	-	34,023	(15)
FirstEnroll LLC	Healthcare	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	9/19/2031	12,467,901	12,293,854	12,280,883	(15)
FirstEnroll LLC	Healthcare	Revolver	—% (S + 4.75%; 1.00% Floor)	9/19/2031	-	(9,945)	(10,900)	(6)(7)
Foundation Risk Partners, Corp.	Financials	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	10/29/2030	9,437,818	9,389,901	9,437,818	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	8.44% (S + 4.75%; 0.75% Floor)	10/29/2030	2,052,660	2,038,205	2,052,660	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	8.44% (S + 4.75%; 0.75% Floor)	10/29/2029	194,637	191,208	194,637	(6)
Foundation Risk Partners, Corp.	Financials	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	10/29/2030	761,510	756,901	761,510	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	8.44% (S + 4.75%; 0.75% Floor)	10/29/2030	3,077,941	3,056,269	3,077,941	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Term Loan	8.88% (S + 5.25%; 0.75% Floor)	8/8/2031	10,017,013	9,925,101	9,816,673	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(14,955)	(50,085)	(6)(7)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(9,957)	(22,260)	(6)(7)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	10.16% (S + 6.25%; 0.75% Floor; 2.00% PIK)	9/14/2029	16,511,169	16,323,177	15,437,943	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	1.81% (S + 5.25%; 0.75% Floor)	9/15/2028	37,928	28,721	(51,944)	(6)(7)
Garnett Station Partners, LLC	NAV Loan	Term Loan	9.17% (S + 5.50%; 2.00% Floor)	12/23/2031	3,811,554	3,747,893	3,763,909
Garnett Station Partners, LLC	NAV Loan	Revolver	—% (S + 5.50%; 2.00% Floor)	12/23/2031	-	(14,691)	(10,995)	(6)(7)
GH PARENT HOLDINGS INC.	Services	Delayed Draw Term Loan	8.91% (S + 5.25%; 1.00% Floor)	5/4/2029	6,063,515	6,038,951	5,987,722	(15)
GH PARENT HOLDINGS INC.	Services	Delayed Draw Term Loan	8.91% (S + 5.25%; 1.00% Floor)	5/4/2029	1,078,476	1,068,230	1,067,230	(6)(15)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	9.44% (S + 5.75%; 1.00% Floor)	9/1/2028	14,507,975	14,357,037	14,362,895	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(6,207)	(6,045)	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	9.44% (S + 5.75%; 1.00% Floor)	9/1/2028	12,376,845	12,313,077	12,253,076	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(4,358)	(12,323)	(6)(7)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.44% (S + 5.75%; 0.75% Floor)	6/1/2029	10,549,955	10,443,004	10,444,455	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.44% (S + 5.75%; 0.75% Floor)	6/1/2029	2,266,280	2,228,526	2,231,414	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	9.44% (S + 5.75%; 0.75% Floor)	6/1/2029	5,331,605	5,288,787	5,278,289	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.44% (S + 5.75%; 0.75% Floor)	6/1/2029	6,702,083	6,645,548	6,635,063	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	3.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	4,050,567	4,013,122	3,888,544
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	3.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	1,733,832	1,682,835	1,664,479
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	8.94% (S + 5.25%; 1.00% Floor)	5/25/2028	9,804,445	9,784,724	9,583,845	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	8.94% (S + 5.25%; 1.00% Floor)	5/25/2028	367,554	365,102	351,785	(6)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.94% (S + 5.25%; 0.75% Floor)	5/25/2028	118,995	118,840	117,210
Heartland PPC Buyer LLC	Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	12/12/2029	5,538,726	5,464,350	5,483,339	(15)
Heartland PPC Buyer LLC	Services	Revolver	8.41% (S + 4.75%; 0.75% Floor)	12/12/2029	93,860	77,195	79,781	(6)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	8.44% (S + 4.75%; 0.75% Floor)	12/12/2029	1,863,093	1,847,453	1,844,462	(15)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	8.44% (S + 4.75%; 0.75% Floor)	12/12/2029	33,823	24,763	33,823	(6)
Heartland PPC Buyer LLC	Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	12/12/2029	609,088	603,569	602,997
HIG Operations Holdings, INC	Financials	Term Loan	8.16% (S + 4.50%; 1.00% Floor)	6/11/2031	11,015,898	11,015,898	11,015,898	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	1.41% (S + 7.75%; 1.00% Floor)	5/3/2029	12,773,049	12,580,310	11,495,744	(15)
HireVue, Inc.	Software & Tech Services	Revolver	1.42% (S + 7.75%; 1.00% Floor)	5/3/2029	1,663,006	1,641,304	1,496,705
HireVue, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.41% (S + 7.75%; 1.00% Floor)	5/3/2029	383,729	383,729	162,671	(6)
HITRUST Services, LLC	Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	3/15/2032	10,281,308	10,190,095	10,229,901	(15)
HITRUST Services, LLC	Services	Revolver	—% (S + 4.50%; 0.75% Floor)	3/14/2031	-	(20,032)	(12,096)	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.59% (S + 5.75%; 1.00% Floor)	10/15/2027	4,377,219	4,333,438	4,377,219	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 5.75%; 1.00% Floor)	10/15/2027	-	(9,409)	-	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Term Loan	9.59% (S + 5.75%; 1.00% Floor)	10/15/2027	2,530,954	2,517,420	2,530,954	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.59% (S + 5.75%; 1.00% Floor)	10/15/2027	1,600,699	1,592,227	1,600,699	(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	1.5% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	36,396	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.59% (S + 5.75%; 1.00% Floor)	10/15/2027	2,379,040	2,363,412	2,379,040	(15)
Hunter Communications & Technologies LLC	Digital Infrastructure & Services	Term Loan	8.41% (S + 4.75%; 0.75% Floor)	3/31/2032	5,925,121	5,865,870	5,865,870	(15)
Hunter Communications & Technologies LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.41% (S + 4.75%; 0.75% Floor)	3/31/2032	448,388	430,447	430,132	(6)(15)
Hunter Communications & Technologies LLC	Digital Infrastructure & Services	Revolver	—% (S + 4.75%; 0.75% Floor)	3/31/2032	-	(6,403)	(6,406)	(6)(7)
Hyscaleix Data Centers Holdings LLC	Digital Infrastructure & Services	Term Loan	9.16% (S + 5.50%; 1.00% Floor)	1/29/2031	5,958,721	5,871,823	5,869,341	(15)
Hyscaleix Data Centers Holdings LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.50%; 1.00% Floor)	1/29/2031	-	(11,669)	(12,078)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	10/4/2030	-	(8,279)	(14,555)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.91% (S + 5.25%; 1.00% Floor)	10/4/2030	6,241,154	6,156,512	6,092,665	(6)(15)
Joink, LLC	Digital Infrastructure & Services	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	10/4/2030	10,212,907	10,093,120	10,008,652	(15)
JS Parent, Inc.	Software & Tech Services	Term Loan	8.41% (S + 4.75%; 0.75% Floor)	4/24/2031	5,377,766	5,356,523	5,350,877	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	4/24/2031	-	(1,921)	(2,642)	(6)(7)
Juniper Square, Inc.	Software & Tech Services	Term Loan	8.37% (S + 4.75%; 0.75% Floor)	11/6/2031	12,035,566	11,921,786	11,915,210	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Juniper Square, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(11,234)	(12,036)	(6)(7)
Juniper Square, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(25,276)	(27,080)	(6)(7)
Juniper Square, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	-	-	(6)
Kalkomey Borrower, LLC	Services	Term Loan	8.44% (S + 4.75%; 1.00% Floor)	6/18/2031	9,017,362	8,904,683	8,927,189	(15)
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	—% (S + 4.75%; 1.00% Floor)	6/18/2031	-	(10,308)	(9,155)	(6)(7)
Kalkomey Borrower, LLC	Services	Revolver	—% (S + 4.75%; 1.00% Floor)	6/18/2031	-	(16,508)	(14,647)	(6)(7)
KPA Parent Holdings, Inc	Software & Tech Services	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	3/12/2032	10,361,803	10,273,073	10,232,281	(15)
KPA Parent Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(6,326)	(11,102)	(6)(7)
KPA Parent Holdings, Inc	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(8,860)	(12,952)	(6)(7)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	8.26% (S + 4.50%; 1.00% Floor)	11/17/2027	4,424,365	4,399,546	4,424,365	(15)
Labvantage Solutions Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	12/23/2030	-	(23,041)	(19,031)	(6)(7)(8)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	3/31/2031	8,442,703	8,332,567	8,442,703	(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.66% (S + 5.00%; 0.75% Floor)	3/31/2031	6,625,412	6,554,038	6,625,412	(6)(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 0.75% Floor)	3/31/2031	-	(18,162)	-	(6)(7)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	3/31/2031	8,221,280	8,148,628	8,221,280	(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	3/31/2031	-	(21,565)	(22,285)	(6)(7)
LeadVenture, Inc.	Software & Tech Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	6/23/2032	19,223,887	18,958,745	18,839,409	(15)
LeadVenture, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 0.75% Floor)	6/23/2032	1,499,086	1,464,455	1,434,791	(6)
LeadVenture, Inc.	Software & Tech Services	Revolver	8.67% (S + 5.00%; 0.75% Floor)	6/23/2032	83,605	58,982	46,804	(6)
Level Data, LLC	Software & Tech Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/5/2031	7,468,997	7,404,556	7,263,600	(15)
Level Data, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	3/5/2031	-	(9,927)	(54,102)	(6)(7)
Level Data, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 0.75% Floor)	3/5/2031	-	(7,447)	(24,797)	(6)(7)
Lightspeed Buyer, Inc.	Healthcare	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	2/6/2032	12,958,433	12,829,715	12,828,849	(15)
Lightspeed Buyer, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	2/6/2032	-	(28,296)	(29,011)	(6)(7)
Lightspeed Buyer, Inc.	Healthcare	Revolver	—% (S + 4.75%; 0.75% Floor)	2/6/2032	-	(18,864)	(19,341)	(6)(7)
LivTech Purchaser, Inc.	Software & Tech Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	11/24/2031	6,980,151	6,922,098	6,823,098	(15)
LivTech Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.66% (S + 5.00%; 0.75% Floor)	11/24/2031	6,413,762	6,353,796	6,234,184	(6)(15)
LivTech Purchaser, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/24/2031	-	(16,238)	(44,985)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Term Loan	9.88% (S + 6.25%; 1.00% Floor)	1/21/2030	12,308,281	12,090,374	10,708,204	(15)
Lotus HPI Buyer, Inc	Healthcare	Revolver	9.98% (S + 6.25%; 1.00% Floor)	1/21/2030	1,883,921	1,853,918	1,639,011
Magaya Corporation	Software & Tech Services	Term Loan	9.44% (S + .00%; 0.75% Floor; 5.75% PIK)	7/26/2030	3,793,477	3,764,542	3,679,672	(15)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	9.44% (S + .00%; 0.75% Floor; 5.75% PIK)	7/26/2030	146,364	136,944	84,834	(6)(15)
Magaya Corporation	Software & Tech Services	Revolver	1.5% (S + .00%; 0.75% Floor; 4.75% PIK)	7/26/2030	690,490	683,307	662,405	(6)
Mastery Acquisition Corp.	Software & Tech Services	Term Loan	8.94% (S + 5.25%; 1.00% Floor)	9/7/2029	6,549,224	6,549,224	6,549,224	(15)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	-	-	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	(3,882)	-	(6)(7)
Mavenlink, Inc.	Software & Tech Services	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	6/1/2029	12,997,483	12,862,643	12,477,583	(15)
Mavenlink, Inc.	Software & Tech Services	Revolver	9.31% (S + 5.50%; 0.75% Floor)	6/1/2029	1,231,782	1,223,098	1,153,873	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	4/16/2027	-	(3,475)	(2,435)	(6)(7)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.77% (S + 5.00%; 1.00% Floor)	4/16/2027	769,390	762,645	767,467	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.77% (S + 5.00%; 1.00% Floor)	4/16/2027	818,459	810,552	816,413	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.77% (S + 5.00%; 1.00% Floor)	4/16/2027	357,096	355,177	356,204	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.77% (S + 5.00%; 1.00% Floor)	4/16/2027	10,021,279	9,983,172	9,996,226	(15)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.16% (S + 4.50%; 1.00% Floor)	12/23/2026	11,917,944	11,886,051	11,917,944	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/23/2026	-	(3,413)	-	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.16% (S + 4.50%; 1.00% Floor)	12/23/2026	755,623	753,152	755,623	(15)
MediaLab Solutions, LLC	Software & Tech Services	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	8/11/2031	7,828,433	7,756,616	7,750,148	(15)
MediaLab Solutions, LLC	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	8/11/2031	-	(6,892)	(7,698)	(6)(7)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	9.54% (S + 5.75%; 0.75% Floor)	9/30/2027	3,686,551	3,661,554	3,658,902	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	9.54% (S + 5.75%; 0.75% Floor)	9/30/2027	1,522,747	1,509,034	1,511,327	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	—% (S + 5.75%; 0.75% Floor)	9/30/2026	-	(652)	(2,373)	(6)(7)
MedMark Services, Inc.	Healthcare	Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	4,625,067	4,589,747	3,780,992	(16)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	—.% (S + 5.00%; 1.00% Floor)	6/11/2027	3,832,485	3,801,678	3,133,056	(16)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	8.76% (S + 5.00%; 1.00% Floor)	10/22/2026	7,635,767	7,617,309	7,616,677	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	—% (S + 5.00%; 1.00% Floor)	10/22/2026	-	(1,165)	(1,701)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	8.76% (S + 5.00%; 1.00% Floor)	10/22/2026	1,296,944	1,293,921	1,293,701	(15)
Mist Holding Co.	Software & Tech Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	12/23/2030	4,836,131	4,795,884	4,787,769	(15)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	8.89% (S + 5.00%; 0.75% Floor)	12/23/2030	2,714,386	2,692,889	2,687,242	(15)
Mist Holding Co.	Software & Tech Services	Revolver	8.70% (S + 5.00%; 0.75% Floor)	12/23/2030	301,598	291,560	289,534	(6)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/23/2030	-	(11,264)	(12,736)	(6)(7)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	9.53% (S + 5.75%; 1.00% Floor)	2/15/2029	1,958,987	1,934,484	1,958,987	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	9.53% (S + 5.75%; 1.00% Floor)	2/15/2029	7,668,951	7,632,618	7,668,951	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	—% (S + 6.25%; 1.00% Floor)	2/15/2029	-	(1,985)	-	(6)(7)
Momentus Technologies, LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	259,133	256,959	255,246	(15)
Momentus Technologies, LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	299,816	298,011	295,319	(15)
Momentus Technologies, LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	708,663	702,080	698,033	(15)
Momentus Technologies, LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	2,669,724	2,662,193	2,629,679	(15)
Momentus Technologies, LLC	Software & Tech Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	316,749	315,811	311,998	(15)
Momentus Technologies, LLC	Software & Tech Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	678,705	678,705	668,524	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Momentus Technologies, LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	133,996	133,370	131,986	(15)
Momentus Technologies, LLC	Software & Tech Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	468,986	467,781	461,951	(15)
Momentus Technologies, LLC	Software & Tech Services	Revolver	—% (S + 4.75%; 1.00% Floor)	4/30/2029	-	(763)	(3,441)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	4/21/2031	-	(6,116)	(4,448)	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	4/21/2031	16,049,097	15,985,905	16,008,974	(15)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.19% (S + 4.50%; 0.75% Floor)	4/21/2031	562,985	562,124	561,577	(15)
Mr. Greens Intermediate, LLC	Services	Term Loan	9.52% (S + 5.75%; 1.00% Floor)	5/1/2031	6,138,722	6,035,375	6,138,722	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	9.52% (S + 5.75%; 1.00% Floor)	5/1/2031	542,209	500,856	542,209	(6)
Mr. Greens Intermediate, LLC	Services	Revolver	9.52% (S + 5.75%; 1.00% Floor)	5/1/2031	537,047	517,009	537,047	(6)
Mr. Greens Intermediate, LLC	Services	Term Loan	9.52% (S + 5.75%; 1.00% Floor)	5/1/2031	1,441,848	1,422,565	1,441,848	(15)
MSM Acquisitions, Inc.	Services	Term Loan	9.67% (S + 6.00%; 1.00% Floor)	12/9/2026	8,358,360	8,315,427	6,247,874
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	9.67% (S + 6.00%; 1.00% Floor)	12/9/2026	3,058,224	3,050,024	2,286,023
MSM Acquisitions, Inc.	Services	Revolver	9.67% (S + 6.00%; 1.00% Floor)	12/9/2026	1,282,363	1,236,668	958,567
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	9.67% (S + 6.00%; 1.00% Floor)	12/9/2026	374,890	374,055	280,230
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	4/9/2029	8,621,680	8,506,794	8,427,692	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	4/9/2029	-	(14,802)	(27,267)	(6)(7)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	4/9/2029	7,613,363	7,576,459	7,442,062	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.26% (S + 5.50%; 1.00% Floor)	4/9/2029	594,749	592,127	581,367	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	9.26% (S + 5.50%; 1.00% Floor)	4/9/2029	602,716	594,222	561,869	(6)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	12/24/2030	8,906,050	8,842,562	8,839,254	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/24/2030	-	(7,890)	(8,912)	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	9/10/2030	12,575,067	12,421,034	12,449,317	(15)
Nasuni Corporation	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	9/10/2030	-	(29,251)	(26,198)	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	9/10/2030	3,386,719	3,353,327	3,352,852	(15)
Navigate360, LLC	Software & Tech Services	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	1,056,286	1,050,660	1,024,597	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	2,010,476	2,000,369	1,950,162	(15)
Navigate360, LLC	Software & Tech Services	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	3,820,640	3,804,111	3,706,020	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	1,749,261	1,744,341	1,696,783	(15)
Navigate360, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 1.00% Floor)	3/17/2028	-	(2,497)	(18,127)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	2,191,973	2,180,619	2,126,213	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	9/1/2031	11,293,438	11,206,318	11,293,438	(15)
NC Topco, LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	9/1/2031	-	(10,080)	-	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	8.41% (S + 4.75%; 0.75% Floor)	8/29/2031	3,229,897	3,204,105	3,229,897	(15)
Netwrix Corporation	Software & Tech Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	6/11/2029	12,264,783	12,253,662	11,774,191	(15)
Netwrix Corporation	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	6/11/2029	-	(1,170)	(30,990)	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Netwrix Corporation	Software & Tech Services	Delayed Draw Term Loan	8.17% (S + 4.50%; 0.75% Floor)	6/11/2029	87,807	82,997	58,989	(6)
Netwrix Corporation	Software & Tech Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	6/11/2029	202,693	202,693	194,585	(15)
Next Holdco, LLC	Software & Tech Services	Term Loan	8.88% (S + 5.25%; 0.75% Floor)	11/12/2030	9,099,411	8,998,156	8,894,674	(15)
Next Holdco, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	11/9/2029	-	(8,121)	(20,105)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Revolver	—% (S + 4.75%; 1.00% Floor)	12/20/2030	-	(7,537)	-	(6)(7)
OPOC Acquisition, LLC	Healthcare	Delayed Draw Term Loan	8.41% (S + 4.75%; 1.00% Floor)	12/20/2030	181,796	171,737	181,796	(6)
OPOC Acquisition, LLC	Healthcare	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	12/20/2030	6,479,218	6,398,549	6,479,218	(15)
Pace Health Companies, LLC	Healthcare	Term Loan	9.09% (S + 5.25%; 1.00% Floor)	8/2/2027	4,968,214	4,968,214	4,968,214	(15)
Pace Health Companies, LLC	Healthcare	Revolver	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	-	-	(6)
Pace Health Companies, LLC	Healthcare	Term Loan	9.34% (S + 5.50%; 1.00% Floor)	8/2/2027	1,351,915	1,351,915	1,351,915	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	9.09% (S + 5.25%; 1.00% Floor)	8/2/2027	190,730	190,730	190,730	(6)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	(11,699)	-	(6)(7)
Pamlico Avant Holdings, L.P.	Digital Infrastructure & Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	12/31/2032	16,333,655	16,175,313	16,211,153	(15)
Pamlico Avant Holdings, L.P.	Digital Infrastructure & Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/31/2032	-	(21,306)	(16,569)	(6)(7)
Patriot Acquireco L.L.C.	Consumer Non-Cyclical	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	9/7/2032	12,696,098	12,577,666	12,569,137	(15)
Patriot Acquireco L.L.C.	Consumer Non-Cyclical	Revolver	8.21% (S + 4.50%; 0.75% Floor)	9/3/2032	255,198	243,429	242,438	(6)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	7.19% (S + 3.50%; 0.75% Floor)	2/3/2031	11,678,728	11,619,770	11,269,972	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	9.16% (S + 5.50%; 0.75% Floor)	2/3/2031	880,670	874,108	847,645	(6)
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	1.44% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,165,664	6,717,410	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	6.45% (S + 6.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	738,041	724,446	656,329	(6)
Penn TRGRP Holdings LLC	Software & Tech Services	Delayed Draw Term Loan	1.44% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	689,586	689,586	607,393	(6)(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	8.66% (S + 5.00%; 1.00% Floor)	6/21/2030	20,275,921	20,039,158	20,225,231	(15)
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	8.66% (S + 5.00%; 1.00% Floor)	6/21/2030	4,153,832	4,094,642	4,153,832	(6)(15)
Pieper Memorial, LLC	Healthcare	Term Loan	8.66% (S + 5.00%; 1.00% Floor)	11/2/2028	2,025,686	2,009,518	2,010,493	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	8.66% (S + 5.00%; 1.00% Floor)	11/2/2028	6,850,457	6,797,188	6,795,637	(6)(15)
Pieper Memorial, LLC	Healthcare	Term Loan	8.66% (S + 5.00%; 1.00% Floor)	11/2/2028	999,435	991,834	991,939	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(40,001)	(23,129)	(6)(7)
Pieper Memorial, LLC	Healthcare	Revolver	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(8,533)	(7,401)	(6)(7)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	1/4/2027	5,043,208	5,046,830	4,778,440	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	1.39% (S + 5.75%; 1.00% Floor)	1/4/2027	246,049	246,049	213,755	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	1/4/2027	277,461	277,461	262,894	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	1/4/2027	375,870	374,636	356,136	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	9.42% (S + 5.75%; 1.00% Floor)	1/4/2027	332,210	332,210	314,769	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	1/4/2027	143,109	143,109	135,595	(15)
Point Quest Group, Inc	Healthcare	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	11/13/2031	17,202,632	17,039,162	16,901,586	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Point Quest Group, Inc	Healthcare	Delayed Draw Term Loan	8.44% (S + 4.75%; 0.75% Floor)	11/13/2031	344,915	331,068	318,785	(6)
Point Quest Group, Inc	Healthcare	Revolver	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(14,679)	(27,436)	(6)(7)
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	9.14% (S + 5.25%; 1.00% Floor)	7/17/2028	7,370,301	7,319,536	7,370,301	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	9.14% (S + 5.25%; 1.00% Floor)	7/17/2028	175,251	165,330	175,251	(6)
QualDerm Partners, LLC	Healthcare	Term Loan	9.51% (S + 3.00%; 0.75% Floor)	12/8/2028	5,921,121	5,800,469	5,565,853	(15)
QualDerm Partners, LLC	Healthcare	Delayed Draw Term Loan	2.27% (S + 5.75%; 0.75% Floor)	12/8/2028	686,155	655,674	644,985
QualDerm Partners, LLC	Healthcare	Revolver	9.37% (S + 4.00%; 0.75% Floor)	12/8/2026	251,949	249,889	245,228	(6)
Quest Analytics Inc.	Healthcare	Term Loan	7.94% (S + 4.25%; 0.50% Floor)	11/10/2032	15,505,772	15,432,401	15,311,950	(15)
Quest Analytics Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(16,107)	(68,908)	(6)(7)
Quest Analytics Inc.	Healthcare	Revolver	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(12,886)	(34,454)	(6)(7)
Quirch Foods Holdings, LLC	Consumer Non-Cyclical	Term Loan	10.25% (S + 6.50%; 1.00% Floor)	11/12/2030	10,009,937	9,915,716	9,909,838	(15)
Quirch Foods Holdings, LLC	Consumer Non-Cyclical	Delayed Draw Term Loan	—% (S + 6.50%; 1.00% Floor)	11/12/2030	-	(4,852)	(5,178)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,085,458	9,017,587	(15)
Race Finco, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.75%; 1.00% Floor)	8/16/2029	-	(6,663)	(10,671)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.41% (S + 5.75%; 1.00% Floor)	8/16/2029	8,308,128	8,211,772	8,147,219	(6)(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	11/20/2028	15,095,064	14,966,135	15,095,064	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/18/2027	-	(6,727)	-	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	—.% (S + 5.00%; 1.00% Floor)	6/30/2026	2,832,118	2,764,721	28,321	(16)
Redwood Family Care Network, Inc.	Healthcare	Revolver	—% (S + 5.50%; 1.00% Floor)	6/19/2028	-	(518)	-	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	9.19% (S + 5.50%; 1.00% Floor)	6/20/2028	10,193,326	10,177,548	10,193,326	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.19% (S + 5.50%; 1.00% Floor)	6/19/2028	5,638,469	5,633,471	5,638,469	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.19% (S + 5.50%; 1.00% Floor)	6/19/2028	4,227,455	4,214,303	4,227,455	(15)
REP TEC Intermediate Holdings, Inc.	Services	Term Loan	8.44% (S + 4.75%; 1.00% Floor)	5/30/2031	20,809,867	20,693,385	20,653,793	(15)
REP TEC Intermediate Holdings, Inc.	Services	Revolver	—% (S + 4.75%; 1.00% Floor)	5/30/2031	-	(13,448)	(18,385)	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	9/30/2031	6,380,052	6,300,182	6,380,052	(8)(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.46% (S + 4.75%; 0.75% Floor)	9/30/2031	75,747	62,067	75,747	(6)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	8.19% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	191,865	200,508	(6)(8)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	11/12/2031	19,022,180	18,859,912	18,546,625	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.19% (S + 4.50%; 0.75% Floor)	11/12/2031	5,136,247	5,094,070	5,007,840	(15)
Saab Purchaser, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(21,872)	(67,483)	(6)(7)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	11/12/2031	916,717	908,160	893,799	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(4,062)	(17,743)	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.19% (S + 4.50%; 1.00% Floor)	9/15/2028	3,921,899	3,879,269	3,921,899	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.19% (S + 4.50%; 1.00% Floor)	9/15/2028	1,661,618	1,642,427	1,661,618	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.19% (S + 4.50%; 1.00% Floor)	9/15/2028	381,717	378,603	381,717	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.19% (S + 4.50%; 1.00% Floor)	9/15/2028	16,931,201	16,728,537	16,931,201	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.19% (S + 4.50%; 1.00% Floor)	9/15/2028	3,452,169	3,409,597	3,452,169	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	—% (S + 4.50%; 1.00% Floor)	9/15/2028	-	(19,164)	-	(6)(7)
Salisbury House, LLC	Healthcare	Term Loan	8.47% (S + 4.75%; 0.75% Floor)	8/18/2032	15,441,482	15,297,061	15,364,275	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	8/18/2032	-	(14,239)	-	(6)(7)
Salisbury House, LLC	Healthcare	Revolver	—% (S + 4.75%; 0.75% Floor)	8/18/2032	-	(18,962)	(10,375)	(6)(7)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	9.29% (S + 5.50%; 1.00% Floor)	6/28/2028	153,439	153,439	153,439
Sandstone Care Holdings, LLC	Healthcare	Term Loan	9.29% (S + 5.50%; 1.00% Floor)	6/28/2028	4,534,703	4,494,215	3,593,752	(15)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	9.29% (S + 5.50%; 1.00% Floor)	6/28/2028	905,454	899,384	717,572	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	9.29% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	817,878	653,410
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	9/30/2031	14,299,470	14,184,752	13,477,250	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	9/30/2031	-	(13,653)	(99,116)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	9.27% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	576,820	570,779	535,160	(6)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	1,956,926	1,947,823	1,893,326	(15)
Sauce Labs Inc	Software & Tech Services	Term Loan	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	7,628,073	7,582,747	7,380,160	(15)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	866,631	863,295	838,465	(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	9.41% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	20,371,583	20,182,276	20,218,796	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.41% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	6,510,887	6,449,535	6,462,055	(15)
Saviynt, Inc.	Software & Tech Services	Revolver	—% (S + 3.00%; 1.00% Floor)	2/18/2030	-	(4,653)	(4,573)	(6)(7)
SCA Buyer, LLC	Healthcare	Term Loan	10.42% (S + 6.50%; 1.00% Floor)	1/20/2027	309,951	308,712	309,951
SCA Buyer, LLC	Healthcare	Revolver	10.43% (S + 6.50%; 1.00% Floor)	1/20/2027	649,663	643,814	532,009
SCA Buyer, LLC	Healthcare	Term Loan	10.42% (S + 6.50%; 1.00% Floor)	1/20/2027	3,989,341	3,947,612	3,266,871
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	8/25/2028	10,715,390	10,628,474	10,527,871	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.76% (S + 5.00%; 0.75% Floor)	8/25/2028	1,868,963	1,791,970	1,705,429	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	8.76% (S + 5.00%; 0.75% Floor)	8/25/2028	622,988	618,059	612,086
Second Nature Brands, Inc.	Software & Tech Services	Term Loan	9.62% (S + 6.00%; 1.00% Floor)	2/6/2031	5,477,782	5,407,695	5,395,616	(15)
Second Nature Brands, Inc.	Software & Tech Services	Revolver	—% (S + 6.00%; 1.00% Floor)	2/6/2031	-	(7,433)	(9,130)	(6)(7)
Securonix, Inc	Software & Tech Services	Term Loan	10.89% (S + 3.50%; 0.75% Floor; 3.75% PIK)	4/5/2029	8,960,975	8,899,382	6,832,744
Securonix, Inc	Software & Tech Services	Revolver	—% (S + 6.50%; 0.75% Floor)	4/5/2029	-	(9,207)	(365,355)	(6)(7)
Serrano Parent, LLC	Software & Tech Services	Term Loan	10.16% (S + 6.50%; 1.00% Floor)	5/13/2030	21,265,710	20,927,969	19,777,110	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	—% (S + 6.50%; 1.00% Floor)	5/13/2030	-	(31,085)	(146,019)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	3,162,179	2,580,446	471,165	(16)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	—.% (S + 7.50%; 1.00% Floor)	6/22/2026	675,554	550,284	100,658	(16)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 7.50%; 1.00% Floor)	6/22/2026	-	(2,155)	-	(6)(7)(16)
Slipstream IT, LLC	Digital Infrastructure & Services	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	8/1/2031	6,758,359	6,696,632	6,758,359	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Slipstream IT, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(5,052)	-	(6)(7)
Slipstream IT, LLC	Digital Infrastructure & Services	Revolver	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(10,092)	-	(6)(7)
Smile Brands, Inc.	Healthcare	Term Loan	5.76% (S + 4.50%; 0.75% Floor; 6.00% PIK)	10/12/2027	1,649,553	1,610,184	1,315,518
Smile Brands, Inc.	Healthcare	Revolver	2.06% (S + 4.50%; 0.75% Floor; 1.50% PIK)	10/12/2027	250,830	223,174	196,752	(6)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.76% (S + 4.50%; 0.75% Floor; 1.50% PIK)	10/12/2027	501,114	482,142	399,639
Smile Brands, Inc.	Healthcare	Term Loan	9.76% (S + 4.50%; 0.75% Floor; 1.50% PIK)	10/12/2027	35,204	35,204	35,204
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.76% (S + 4.50%; 0.75% Floor; 1.50% PIK)	10/12/2027	10,046	10,046	10,046
Soladoc, LLC	Software & Tech Services	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,844,800	5,756,718	(15)
Soladoc, LLC	Software & Tech Services	Revolver	8.73% (S + 5.00%; 0.75% Floor)	6/12/2028	117,785	113,388	104,534	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	8.01% (S + 4.25%; 1.00% Floor)	12/15/2028	7,920,781	7,869,297	7,900,979	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.01% (S + 4.25%; 1.00% Floor)	12/15/2028	3,960,391	3,935,165	3,950,490	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	8.01% (S + 4.25%; 1.00% Floor)	12/15/2028	198,020	192,174	195,544	(6)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.01% (S + 4.25%; 1.00% Floor)	12/15/2028	830,632	810,645	830,632	(6)(15)
SugarCrm, Inc.	Software & Tech Services	Term Loan	8.76% (S + 5.00%; 1.00% Floor)	7/30/2027	4,268,824	4,256,541	4,204,792	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 1.00% Floor)	7/30/2027	-	(679)	(4,654)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	8.76% (S + 5.00%; 1.00% Floor)	7/30/2027	566,197	561,372	557,704	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	8.44% (S + 4.75%; 1.00% Floor)	7/2/2029	19,726,001	19,726,001	19,627,371	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 1.00% Floor)	7/2/2029	-	(11,143)	(15,602)	(6)(7)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	8.44% (S + 4.75%; 1.00% Floor)	7/2/2029	3,731,144	3,710,153	3,712,488	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	8.44% (S + 4.75%; 1.00% Floor)	7/2/2029	5,174,047	5,161,831	5,148,177	(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Term Loan	8.69% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	15,637,268	15,501,481	15,519,989	(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	3,589,773	3,550,708	3,508,362	(6)(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Revolver	8.20% (S + 4.50%; 0.75% Floor)	2/2/2032	648,563	631,608	633,362	(6)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	12/16/2026	5,610,545	5,600,459	5,554,439	(15)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	9.41% (S + 5.75%; 1.00% Floor)	12/16/2026	69,634	69,634	63,666	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	9.81% (S + 6.00%; 1.00% Floor)	12/31/2026	4,680,944	4,674,029	4,680,944	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	9.81% (S + 6.00%; 1.00% Floor)	12/31/2026	586,952	585,675	586,952	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	9.81% (S + 6.00%; 1.00% Floor)	12/31/2026	1,103,824	1,102,926	1,103,824	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	9.81% (S + 6.00%; 1.00% Floor)	12/31/2026	1,678,536	1,677,108	1,678,536	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/31/2026	1,666,882	1,666,882	1,666,882	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	9.80% (S + 6.00%; 1.00% Floor)	12/31/2026	3,126,753	3,117,757	3,126,753	(15)
TMA Buyer LLC	Software & Tech Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	4/30/2031	11,490,458	11,389,306	11,375,553	(15)
TMA Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 0.75% Floor)	4/30/2031	3,020,625	2,994,352	2,990,419	(15)
TMA Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	-	(6)
TMA Buyer LLC	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	(10,261)	(12,083)	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	7/31/2030	12,899,463	12,748,350	12,705,971	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	9.16% (S + 5.50%; 0.75% Floor)	7/31/2030	1,228,520	1,228,520	1,210,092	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 0.75% Floor)	7/31/2030	-	(13,449)	(18,428)	(6)(7)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	6.77% (S + 3.00%; 1.00% Floor)	8/31/2028	24,928,784	24,876,813	24,928,784	(6)(15)
UFS, LLC	Digital Infrastructure & Services	Term Loan	8.42% (S + 4.75%; 7.50% Floor)	10/14/2031	10,976,872	10,873,764	10,812,219	(15)
UFS, LLC	Digital Infrastructure & Services	Revolver	8.42% (S + 4.75%; 7.50% Floor)	10/14/2031	174,673	168,189	164,192	(6)
Unanet, Inc	Software & Tech Services	Term Loan	8.91% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,891,254	11,732,975	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	8.91% (S + 5.25%; 0.75% Floor)	12/9/2030	2,703,844	2,674,028	2,637,511	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(19,795)	(46,431)	(6)(7)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,168)	(9,449)	(6)(7)
Unlimited Technology Holdings, LLC	Healthcare	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	3/12/2032	14,429,327	14,365,830	14,429,327	(15)
Unlimited Technology Holdings, LLC	Healthcare	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(8,200)	-	(6)(7)
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	8.66% (S + 5.00%; 0.75% Floor)	8/25/2031	230,800	223,645	226,184	(6)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/25/2031	844,727	831,733	838,957	(6)(15)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	8.62% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,951,305	5,970,789	(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/2/2028	-	-	(18,002)	(6)(7)
Vectra AI, Inc.	Software & Tech Services	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,551,322	8,447,193	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,142,401	1,110,061	(6)(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	5/24/2028	2,001,720	1,987,603	1,976,698	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	5/24/2028	513,544	510,065	507,125	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	5/24/2028	20,825,107	20,709,438	20,564,793	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	9.16% (S + 5.50%; 0.75% Floor)	5/24/2028	5,784,752	5,759,495	5,712,443	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 0.75% Floor)	5/24/2028	-	(9,060)	(19,046)	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	3/1/2030	4,809,752	4,740,768	4,785,703	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.91% (S + 5.25%; 1.00% Floor)	3/1/2030	174,778	173,431	173,904
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/1/2030	-	(9,943)	(3,783)	(6)(7)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 6.50%; 1.00% Floor)	12/28/2027	1,031,499	1,031,499	999,092	(6)(15)
Veracross LLC	Software & Tech Services	Term Loan	10.26% (S + 6.50%; 1.00% Floor)	12/28/2027	15,416,509	15,324,209	15,223,802	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.26% (S + 6.50%; 1.00% Floor)	12/28/2027	1,821,742	1,795,978	1,798,970	(15)
Veracross LLC	Software & Tech Services	Revolver	10.26% (S + 6.50%; 1.00% Floor)	12/28/2027	1,213,683	1,200,971	1,192,011	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/11/2029	-	(6,052)	(5,600)	(6)(7)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	9.16% (S + 5.50%; 1.00% Floor)	6/11/2031	1,873,375	1,848,167	1,845,274	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/11/2031	-	(6,093)	-	(6)(7)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	9.16% (S + 5.50%; 1.00% Floor)	6/11/2031	4,106,912	4,095,005	4,045,309	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	3/21/2031	5,653,672	5,587,654	5,611,270	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 0.75% Floor)	3/21/2031	5,653,672	5,590,321	5,611,270	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 0.75% Floor)	3/21/2030	-	(14,069)	(10,601)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.69% (S + 5.00%; 0.75% Floor)	3/21/2031	2,460,055	2,415,171	2,439,383	(6)(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	7.91% (S + 4.25%; 1.00% Floor)	10/2/2028	1,859,842	1,849,215	1,859,842	(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	7.90% (S + 4.25%; 1.00% Floor)	10/2/2028	1,141,223	1,136,384	1,141,223	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	—% (S + 4.25%; 1.00% Floor)	10/2/2028	-	(1,266)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	7.91% (S + 4.25%; 1.00% Floor)	10/2/2028	6,089,010	6,081,703	6,089,010	(15)
Wealth Enhancement Group, LLC	Financials	Revolver	—% (S + 4.25%; 1.00% Floor)	10/2/2028	-	-	-	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	7.91% (S + 4.25%; 1.00% Floor)	10/2/2028	1,327,552	1,325,890	1,327,552	(15)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	10.07% (S + 6.25%; 1.00% Floor)	3/17/2028	11,104,926	11,014,210	10,632,966	(15)
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.06% (S + 6.25%; 1.00% Floor)	3/17/2028	1,486,906	1,479,374	1,423,713
West Dermatology Management Holdings, LLC	Healthcare	Revolver	10.06% (S + 6.25%; 1.00% Floor)	3/17/2028	1,253,284	1,238,800	1,200,019
Wolverine Seller Holdings, LLC	Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	1/17/2030	6,570,261	6,485,275	6,553,835	(15)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	8.44% (S + 4.75%; 0.75% Floor)	1/17/2030	3,700,316	3,651,799	3,691,065	(15)
Wolverine Seller Holdings, LLC	Services	Revolver	8.44% (S + 4.75%; 0.75% Floor)	1/17/2030	567,315	546,043	562,524	(6)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	8.44% (S + 4.75%; 0.75% Floor)	1/17/2030	2,602,703	2,562,373	2,602,703	(6)(15)
Your Part-Time Controller, LLC	Services	Term Loan	8.16% (S + 4.50%; 1.00% Floor)	11/14/2029	12,451,353	12,314,084	12,389,096	(15)
Your Part-Time Controller, LLC	Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/14/2029	-	(10,536)	(4,805)	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.70% (S + 5.00%; 0.75% Floor)	11/22/2028	2,173,625	2,165,058	2,157,323	(15)
Zendesk, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	(10,295)	(6)(7)
Zendesk, Inc.	Software & Tech Services	Term Loan	8.70% (S + 5.00%; 0.75% Floor)	11/22/2028	13,481,434	13,481,434	13,380,323	(15)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	1,140,862	1,130,805	1,140,862
Total U.S. 1st Lien/Senior Secured Debt						1,837,604,816	1,793,325,114

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.28%
Symplr Software, Inc.	Software & Tech Services	Term Loan	1.64% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,105,047	2,019,259
Total U.S. 2nd Lien/Junior Secured Debt						3,105,047	2,019,259
Total U.S. Corporate Debt						1,840,709,863	1,795,344,373

Canada Corporate Debt — 2.70%
1st Lien/Senior Secured Debt — 2.70%
RevauAdvanced Underwriting Inc.	Financials	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	5/10/2032	9,611,493	9,524,787	9,371,206	(8)(15)
RevauAdvanced Underwriting Inc.	Financials	Delayed Draw Term Loan	8.66% (S + 5.00%; 0.75% Floor)	5/10/2032	632,323	611,084	547,785	(6)(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	10/27/2028	8,464,244	8,430,536	8,252,638	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	8.77% (S + 5.00%; 0.75% Floor)	10/30/2028	1,179,378	1,176,039	1,149,894	(8)(15)
Total Canadian 1st Lien/Senior Secured Debt						19,742,446	19,321,523
Total Canadian Corporate Debt						19,742,446	19,321,523

Luxembourg Corporate Debt — 1.41%
1st Lien/Senior Secured Debt — 1.41%
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.50% Floor)	5/23/2031	10,088,201	10,027,331	10,088,201	(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						10,027,331	10,088,201
Total Luxembourg Corporate Debt						10,027,331	10,088,201

United Kingdom Corporate Debt — 2.70%
1st Lien/Senior Secured Debt — 2.70%
Labvantage Systems Limited	Software & Tech Services	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	12/23/2030	19,571,949	19,274,506	19,327,300	(8)(15)
Total United Kingdom 1st Lien/Senior Secured Debt						19,274,506	19,327,300
Total United Kingdom Corporate Debt						19,274,506	19,327,300

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock — 1.01%							(18)
Alphasense, LLC	Series C Preferred	Software & Tech Services	6/1/2021	119,806	369,843	1,105,246	(8)
Avant NewCo Holdings, L.P.	Class A Units	Digital Infrastructure & Services	12/31/2025	375,804	375,804	398,013
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Software & Tech Services	12/23/2019	65,614	349,977	228,139
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	128,530
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	36,075
Degreed, Inc.	Series C-1 Preferred	Software & Tech Services	6/19/2019	43,819	278,541	191,822
Degreed, Inc.	Series D Preferred	Software & Tech Services	4/30/2021	16,943	278,308	245,274
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software & Tech Services	6/23/2022	738	719,791	1,135,160
Ntiva Investments, LLC	Class A Preferred Units	Digital Infrastructure & Services	1/24/2022	333,937	272,826	358,895
Phenom People, Inc.	Series C Preferred	Software & Tech Services	1/10/2020	35,055	220,610	605,560
Raken Topco, LP	Class A Preferred Units	Software & Tech Services	8/29/2025	66,435	66,435	58,767	(8)
Swyft Parent Holdings LP	Preferred Units	Services	2/7/2022	850,470	758,389	920,484
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Software & Tech Services	11/30/2018	1,196	1,160,531	1,679,076
Vectra AI, Inc.	Series F Preferred	Software & Tech Services	5/28/2021	17,064	131,095	125,079
Total U.S. Preferred Stock					5,359,676	7,216,120

France Preferred Stock — 0.03%
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	27,976	206,755	213,159	(8)
Total France Preferred Stock					206,755	213,159

U.S. Common Stock — 1.05%
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	30,898
Artemis Investor Holdings, LLC	Class A Units	Services	1/22/2021	38,551	385,509	388,587	(8)
Brightspot Holdco, LLC	Non-Voting Common Units	Software & Tech Services	11/16/2021	433,207	433,207	271,981
CL Services Acquisition, LLC	Common Units	Services	3/31/2025	405,787	628,970	969,291	(8)
CN CO-INVEST, LP	Units	Digital Infrastructure & Services	10/31/2023	811,572	811,572	919,511	(11)
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Services	11/14/2021	138,390	138,390	265,218
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	500,095
GSV Medsuite Investments, LLC	Class A Units	Healthcare	12/22/2021	86,555	85,705	68,479
GSV Vehlo Investments, LLC	Class A Units	Software & Tech Services	5/20/2022	150,297	119,998	167,872
Leeds FEG Investors, LLC	Class A Units	Consumer Non-Cyclical	11/20/2017	320	321,309	214,889
Moon Topco, L.P.	Units	Software & Tech Services	4/19/2021	1,772	17,719	57,761
MyKaarma Holdings LP	Class A Common Units	Software & Tech Services	3/18/2022	257,031	257,031	330,486
NEPCORE Parent Holdings LLC	Units	Digital Infrastructure & Services	10/21/2021	98	97,884	-
Netskope, Inc.	Class B Common Stock	Software & Tech Services	1/27/2020	36,144	686,736	306,863	(9)
Neutral Connect, LLC	Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	80,072
NP/AB Care Holdings, L.P.	Class A Units	Software & Tech Services	12/17/2025	939	938,815	964,675	(8)
Ntiva Investments, LLC	Class A Common Units	Digital Infrastructure & Services	1/24/2022	333,937	61,110	26,032
Ranger Lexipol Holdings, LLC	Class A-1 Units	Software & Tech Services	11/18/2021	437	359,487	544,258
Ranger Lexipol Holdings, LLC	Class B Units	Software & Tech Services	11/18/2021	434	77,470	68,985
REP AOM Holdings, LLC	Class A Units	Healthcare	2/15/2022	290,393	-	1,452
REP Coinvest III AGP Blocker, L.P.	Earn Out	Healthcare	10/14/2021	32,293	-	5,748
REP COINVEST III OMNI, L.P.	Units	Services	2/4/2021	193,770	53,301	67,820	(17)
REP Coinvest III TEC, L.P.	Class A Units	Services	6/18/2020	167,509	190,658	144,446
REP RO Coinvest IV-A, L.P.	Class A Units	Services	12/28/2022	66,441,840	664,418	220,853
RFCN Parent, LP	Class A Units	Healthcare	6/18/2021	77	78,284	139,740
SBS Super Holdings, LLC	Class B Non-Voting Units	Healthcare	5/12/2023	100	-	-	(5)
Singularity Topco LLC	Common Units	Software & Tech Services	9/30/2022	337,841	953,133	519,119
Stripe, Inc.	Class B Common Stock	Software & Tech Services	5/17/2021	4,158	166,854	246,777
Swyft Parent Holdings LP	Common Units	Services	2/7/2022	4,485	53,048	-
Total U.S. Common Stock					8,234,892	7,521,908

France Common Stock — 0.05%
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	78,527	416,757	388,992	(8)
Total France Common Stock					416,757	388,992

Luxembourg Common Stock — 0.15%
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software & Tech Services	10/18/2024	770,000	843,179	1,038,820	(8)
Total Luxembourg Common Stock					843,179	1,038,820

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of March 31, 2026

	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Warrants — 0.25%
Alphasense, LLC	Series B Warrants	Software & Tech Services	6/2/2020	201,972	35,185	1,583,007	(8)
Degreed, Inc.	Series C-1 Warrants	Software & Tech Services	5/31/2019	26,294	46,823	11,625
Degreed, Inc.	Series D Warrants	Software & Tech Services	4/11/2021	7,624	-	330
Degreed, Inc.	Common Warrants	Software & Tech Services	8/31/2022	9,374	41,527	6,061
Scylla DB Ltd	Series C-1 Warrants	Software & Tech Services	9/9/2022	239,984	43,880	88,511
Vectra AI, Inc.	Warrants	Software & Tech Services	3/18/2021	35,156	58,190	94,921
Total U.S. Warrants					225,605	1,784,455

United Kingdom Warrants — 0.03%
Global WebIndex Holdings Limited	Warrants	Software & Tech Services	12/30/2020	11,776	159,859	241,609
Total United Kingdom Warrants					159,859	241,609

France Warrants — 0.00%
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	-	(8)
Total France Warrants					8,561	-

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 5.00%							(18)
AB EQUITY INVESTORS, L.P.	LP Interests	Investment Companies		22,930,713	22,930,713	27,221,624	(8)(11)
Falcon Co-Investment Partners, L.P.	Units	Investment Companies		849,577	849,577	850,426	(8)(11)
GHP E AGGREGATOR, LLC	Units	Investment Companies		417,813	186,588	1,014,449	(8)(11)
GHP-EIP Aggregator, LLC	Common Units	Investment Companies		50,957	174,608	-	(8)
Greylion Slpstm Holdings LP	Limited Partnership Interests	Investment Companies		605,989	605,989	618,109	(8)(11)
GTCR A-1 Investors LP	Units	Investment Companies		1,100,000	1,100,000	1,540,000	(8)(11)
Magenta Blocker Aggregator LP	Units	Investment Companies		821,396	676,978	837,003	(8)(11)
Orangewood WWB Co-Invest, L.P.	Units	Investment Companies		829,314	772,950	1,492,765	(8)(11)
ORCP III TRITON CO-INVESTORS, L.P.	Units	Investment Companies		341,592	-	-	(8)(11)
OSS SPV LP	Units	Investment Companies		393,055	381,076	589,583	(8)(11)
Palms Co-Investment Partners D, L.P.	Units	Investment Companies		261,450	261,450	295,438	(8)(11)
QCS Co-Invest Aggregator, L.P.	Units	Investment Companies		529,116	529,116	625,415	(8)(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units	Investment Companies		541	368,990	716,383	(8)(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units	Investment Companies		32,450	171,840	36,344	(8)(11)
Total U.S. Investment Companies				29163963	29,009,875	35,837,539

Canada Investment Companies — 0.05%
GHP SPV-2, L.P.	Units	Investment Companies		271,942	271,942	367,122	(8)(11)
Total Canada Investment Companies					271,942	367,122

Total Investments — (265.02%)					1,934,491,247	1,898,691,121

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 7.35%							(13)
BLACKROCK T FUND INST			3.55%	16,287,169	16,287,169	16,287,169	(9)(14)(15)
State Street Institutional US Government Money Market Fund			3.54%	2,939,851	2,939,851	2,939,851	(9)(14)
US BANK MMDA GCTS			3.00%	33,402,940	33,402,940	33,402,940	(9)(14)(15)
Total Cash Equivalents					52,629,960	52,629,960

Cash — 3.54%
US Dollar					25,353,328	25,353,328	(13)
Total Cash					25,353,328	25,353,328
TOTAL CASH AND CASH EQUIVALENTS					77,983,288	77,983,288
LIABILITIES IN EXCESS OF OTHER ASSETS — (175.91%)						$(1,260,248,001)
NET ASSETS—100.00%						$716,426,408

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
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of March 31, 2026, rates for 1M S, 3M S and 6M S are 3.66% ,3.68%, and 3.70%, respectively. As of March 31, 2026, the P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.

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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended ("1940 Act"). The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2026, the aggregate fair value of these securities was $113,212,565 or 5.69% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2026, the aggregate fair value of these securities was $18,405,063 or 2.57% of the Fund’s net assets.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value ("NAV") as a practical expedient. Underlying investments are private equity entities generally created to aggregate capital for a single investment, with the exception of AB Equity Investors, L.P., which invests in multiple investments. These investments are generally not redeemable.
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $17,327,283; aggregate gross unrealized depreciation for federal income tax purposes is $53,127,409. Net unrealized depreciation is $35,800,126. As of March 31, 2026, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of March 31, 2026
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

P - Prime

PIK - Payment-In-Kind

S - SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 254.85%								(1)(2)(3)(4)(12)
U.S. Corporate Debt — 240.45%
1st Lien/Senior Secured Debt — 240.10%
123.Net, LLC	Digital Infrastructure & Services	Term Loan	8.10% (S + 4.25%)	7/19/2029	4,331,058	4,298,072	4,276,920	(15)
123.Net, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.02% (S + 4.25%)	7/19/2029	1,201,297	1,187,540	1,178,502	(6)(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	3,176,329	3,143,908	3,176,329	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	12/22/2027	920,245	902,190	920,245	(6)(15)
AAH Topco, LLC	Healthcare	Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	6,288,854	6,240,242	6,288,854	(15)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	6,365,603	6,305,145	6,365,603	(15)
AAH Topco, LLC	Healthcare	Revolver	—% (S + 5.25%; 0.75% Floor)	12/22/2027	-	(5,291)	-	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.77% (S + 5.00%; 0.75% Floor)	12/6/2029	431,509	426,979	431,509	(6)(15)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	1,365,427	1,353,879	1,358,600	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(1,053)	-	(6)(7)
Admiral Buyer, Inc.	Software & Tech Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	10,433,409	10,331,728	10,381,242	(15)
Admiral Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	442,625	438,533	440,411	(15)
Admiral Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(12,942)	(7,008)	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,469,532	3,454,037	3,469,532	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	2,168,458	2,159,710	2,168,458	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/31/2027	-	(1,932)	-	(6)(7)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,459,046	3,433,182	3,459,046	(15)
Airwavz Solutions Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	1,605,954	1,585,483	1,605,954	(6)(15)
Amercare Royal LLC	Services	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	8,300,745	8,232,242	8,176,234	(15)
Amercare Royal LLC	Services	Revolver	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	450,284	440,032	431,651	(6)
Amercare Royal LLC	Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	(19,254)	(6)(7)
Amercare Royal LLC	Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	1,321,971	1,310,950	1,302,141	(15)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Healthcare	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	346,322	345,024	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	1,260,321	1,082,011	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Healthcare	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	949,042	817,051	-	(16)
American Physician Partners, LLC	Healthcare	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	2,682,124	2,278,901	-	(16)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	3,287,507	3,254,015	3,287,507	(15)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.02% (S + 5.25%; 0.75% Floor)	9/16/2027	2,387,175	2,363,792	2,387,175	(6)(15)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,079,153	2,067,457	2,079,153	(15)
Amivie Acquisition, Inc.	Healthcare	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	5,128,026	5,095,867	5,128,026	(15)
Amivie Acquisition, Inc.	Healthcare	Revolver	—% (S + 5.25%; 1.00% Floor)	9/16/2027	-	(5,099)	-	(6)(7)
Amivie Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,856,499	2,835,579	2,856,499	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
AppViewX, Inc.	Software & Tech Services	Term Loan	9.12% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,644,550	14,625,385	(15)
AppViewX, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	(15,822)	(18,466)	(6)(7)
AppViewX, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)
Artifact Bidco, Inc.	Software & Tech Services	Term Loan	7.82% (S + 4.15%; 0.50% Floor)	7/28/2031	4,018,743	3,985,135	4,018,743	(15)
Artifact Bidco, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.15%; 0.50% Floor)	7/28/2031	-	(3,900)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(3,614)	-	(6)(7)
Artifact Bidco, Inc.	Software & Tech Services	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(1,769)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	3,128,738	3,090,503	3,113,094	(15)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Revolver	—% (S + 6.00%; 0.75% Floor)	3/19/2031	-	(12,759)	(5,689)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	7,110,768	7,026,063	7,075,214	(15)
BHG Holdings, LLC	Healthcare	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	4/22/2032	12,805,562	12,597,443	12,709,521	(15)
BHG Holdings, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	4/22/2032	-	(29,012)	-	(6)(7)
BHG Holdings, LLC	Healthcare	Revolver	—% (S + 5.50%; 0.75% Floor)	4/22/2032	-	(25,581)	(12,143)	(6)(7)
Blink Holdings, Inc.	Consumer Non-Cyclical	Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	873,971	602,258	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	753,961	548,638	-	(16)
Blink Holdings, Inc.	Consumer Non-Cyclical	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	611,618	435,555	-	(16)
Bonterra LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	3/5/2032	9,827,394	9,737,678	9,802,825	(15)
Bonterra LLC	Software & Tech Services	Delayed Draw Term Loan	8.68% (S + 4.75%; 0.75% Floor)	3/5/2032	1,067,760	1,058,295	1,065,090
Bonterra LLC	Software & Tech Services	Revolver	8.43% (S + 4.75%; 0.75% Floor)	3/5/2032	160,164	150,416	157,495	(6)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,225,422	2,202,683	2,225,422	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,014,951	1,000,888	1,014,951	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,050,668	2,019,979	2,050,668	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,901,796	4,855,424	4,901,796	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	951,077	943,136	951,077	(6)(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	12/31/2027	-	(3,863)	-	(6)(7)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,863,823	4,813,856	4,863,823	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,609,764	4,574,505	4,609,764	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,682,258	2,673,580	2,682,258	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	3,770,848	3,753,606	3,770,848	(15)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	12/31/2027	-	(5,263)	-	(6)(7)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,433,749	1,426,869	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,180,607	5,137,338	(15)
Brightspot Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 6.50%; 0.75% Floor)	11/16/2027	-	(4,572)	(10,204)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Revolver	9.18% (S + 5.50%; 0.75% Floor)	8/26/2030	380,329	364,745	351,804	(6)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	8/26/2030	810,785	795,237	787,014	(6)(15)
BRP2 HOLD JONQUIL, INC.	Software & Tech Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,715,599	15,609,320	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	608,357	600,992	608,357	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	4,558,260	4,529,178	4,558,260	(15)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	117,784	113,976	117,784	(6)
Businessolver.com, Inc.	Software & Tech Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/3/2032	9,108,880	9,104,341	9,063,336	(15)
Businessolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(3,132)	(3,168)	(6)(7)
Businessolver.com, Inc.	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(2,790)	(2,822)	(6)(7)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,244,007	3,207,102	3,244,007	(15)
BV EMS Buyer, Inc	Healthcare	Revolver	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	189,287	184,722	189,287	(6)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	386,986	383,318	386,986	(15)
BV EMS Buyer, Inc	Healthcare	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,414,496	3,374,303	3,414,496	(15)
BV EMS Buyer, Inc	Healthcare	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,443,624	3,408,270	3,443,624	(15)
CallTower, Inc.	Digital Infrastructure & Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	11/30/2028	4,878,514	4,804,521	4,878,514	(15)
CallTower, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/30/2028	-	(9,179)	-	(6)(7)
Caregiver 2, Inc.	Healthcare	Term Loan	10.11% (S + 6.25%; 2.00% Floor)	7/2/2029	5,538,229	5,429,679	5,455,156	(15)
Caregiver 2, Inc.	Healthcare	Delayed Draw Term Loan	10.11% (S + 6.25%; 2.00% Floor)	7/2/2029	1,113,255	1,092,683	1,096,556	(15)
Cerifi, LLC	Services	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	3/31/2028	15,582,260	15,451,717	15,270,615	(15)
Cerifi, LLC	Services	Revolver	9.56% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,101,382	1,085,636
Choice Health at Home, LLC	Healthcare	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	6/30/2028	2,226,255	2,218,761	2,220,690	(15)
Choice Health at Home, LLC	Healthcare	Delayed Draw Term Loan	8.86% (S + 5.00%; 1.00% Floor)	6/30/2028	2,245,487	2,224,280	2,245,487	(6)(15)
CHV Holdings LLC	Digital Infrastructure & Services	Term Loan	12.56% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	5,416,969	5,322,217	5,416,969	(15)
CHV Holdings LLC	Digital Infrastructure & Services	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(20,136)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/7/2031	8,118,968	8,074,113	8,118,968	(15)
Coding Solutions Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(4,977)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Healthcare	Revolver	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(8,481)	-	(6)(7)
Contruent Intermediate Company	Software & Tech Services	Term Loan	9.50% (S + 5.75%; 0.75% Floor)	11/14/2031	7,433,794	7,324,730	7,322,287	(15)
Contruent Intermediate Company	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.75%; 0.75% Floor)	11/14/2031	-	-	-	(6)
Contruent Intermediate Company	Software & Tech Services	Revolver	—% (S + 5.75%; 0.75% Floor)	11/14/2031	-	(8,577)	(8,577)	(6)(7)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Term Loan	9.69% (S + 5.75%; 1.00% Floor)	10/21/2027	6,891,073	6,858,670	6,512,064	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.69% (S + 5.75%; 1.00% Floor)	10/21/2027	3,291,912	3,275,385	3,110,857	(15)
Coretelligent Intermediate LLC	Digital Infrastructure & Services	Revolver	10.86% (S + 5.75%; 1.00% Floor)	10/21/2027	886,495	880,302	816,842	(6)
Coupa Holdings, LLC	Software & Tech Services	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	2/27/2030	10,458,556	10,274,550	10,458,556	(15)
Coupa Holdings, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	2/27/2030	-	(7,186)	-	(6)(7)
Coupa Holdings, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	2/27/2029	-	(9,670)	-	(6)(7)
Crewline Buyer, Inc.	Software & Tech Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,364,293	13,625,952	(15)
Crewline Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 6.75%; 1.00% Floor)	11/8/2030	-	(23,890)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
DA Blocker Corp.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/10/2032	15,103,993	14,967,323	14,990,713	(8)(15)
DA Blocker Corp.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(14,236)	(11,800)	(6)(7)(8)
DA Blocker Corp.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(20,605)	-	(6)(7)(8)
Datacor, Inc.	Software & Tech Services	Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	18,042,052	17,972,673	18,042,052	(15)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	6,071,492	6,043,081	6,071,492	(15)
Datacor, Inc.	Software & Tech Services	Revolver	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	777,223	775,550	777,223	(6)
Dearborn TopCo, LLC	Software & Tech Services	Revolver	9.71% (S + 6.00%; 1.00% Floor)	5/22/2029	224,013	214,358	221,913	(6)
Dearborn TopCo, LLC	Software & Tech Services	Term Loan	9.82% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,312,074	7,390,924	(15)
Delaware Valley Management Holdings, Inc.	Healthcare	Term Loan	—% (S + 6.25%; 1.00% Floor)	3/31/2026	2,657,013	1,511,867	539,108	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Revolver	—% (S + 0.00%; 1.00% Floor)	3/31/2026	413,145	233,153	83,827	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 0.00%; 1.00% Floor)	3/31/2026	523,459	120,253	106,210	(5)(16)
Delaware Valley Management Holdings, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 0.00%; 1.00% Floor)	3/31/2026	279,686	165,594	56,748	(5)(16)
DeLorean Purchaser, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/16/2031	15,944,969	15,733,118	15,865,244	(15)
DeLorean Purchaser, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	12/16/2031	-	(30,775)	(12,049)	(6)(7)
Dispatchtrack, LLC	Software & Tech Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,826,103	9,849,936	(15)
Dispatchtrack, LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/17/2026	-	(643)	-	(6)(7)
DLRdmv, LLC	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	5/7/2032	6,011,044	5,954,839	5,980,989	(15)
DLRdmv, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(3,666)	-	(6)(7)
DLRdmv, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(7,321)	(4,028)	(6)(7)
Dorado Buyer LLC	Software & Tech Services	Term Loan	9.92% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,616,320	6,530,161	6,417,830	(15)
Dorado Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	9.95% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	55,870	42,739	43,454	(6)
Dorado Buyer LLC	Software & Tech Services	Revolver	9.92% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	388,359	381,960	369,259	(6)
Duetto Research, Inc	Software & Tech Services	Term Loan	9.97% (S + 1.00%; 0.75% Floor; 5.25% PIK)	6/26/2030	15,368,998	15,084,703	15,215,308	(15)
Duetto Research, Inc	Software & Tech Services	Delayed Draw Term Loan	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(10,098)	(10,088)	(6)(7)
Duetto Research, Inc	Software & Tech Services	Revolver	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(9,474)	(10,088)	(6)(7)
EAGAN PARENT, INC	Software & Tech Services	Term Loan	7.98% (S + 4.25%; 0.50% Floor)	9/8/2032	14,257,773	14,188,899	14,186,484	(15)
EAGAN PARENT, INC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(8,497)	(8,911)	(6)(7)
EAGAN PARENT, INC	Software & Tech Services	Revolver	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(9,071)	(9,505)	(6)(7)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	4,985,995	4,935,335	4,948,600	(15)
EET Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	1,513,574	1,508,380	1,499,384	(6)(15)
EET Buyer, Inc.	Software & Tech Services	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	6,648,889	6,605,593	6,599,023	(15)
EET Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	11/8/2027	-	(7,937)	(7,775)	(6)(7)
Einstein Parent, Inc.	Software & Tech Services	Revolver	—% (S + 6.50%; 0.75% Floor)	1/22/2031	-	(18,042)	(23,989)	(6)(7)
Einstein Parent, Inc.	Software & Tech Services	Term Loan	10.35% (S + 6.50%; 0.75% Floor)	1/22/2031	10,306,433	10,124,488	10,074,538	(15)
Engage2Excel, Inc.	Services	Term Loan	10.37% (S + 6.50%; 1.00% Floor)	7/2/2029	7,402,603	7,322,463	7,347,083	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Engage2Excel, Inc.	Services	Revolver	11.19% (S + 6.50%; 1.00% Floor)	7/2/2029	429,982	423,029	425,375	(6)
Exterro, Inc.	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	2,735,931	2,727,746	2,735,931	(15)
Exterro, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(9,322)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	5,664,034	5,655,770	5,664,034	(15)
Exterro, Inc.	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	4,393,876	4,357,322	4,393,876	(15)
Exterro, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(5,789)	-	(6)(7)
Exterro, Inc.	Software & Tech Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	6,212,406	6,188,165	6,212,406	(15)
Firebird Midco, Inc	Software & Tech Services	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,688,531	6,672,401	(15)
Firebird Midco, Inc	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	7/18/2030	-	(11,737)	(15,357)	(6)(7)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.33% (S + 4.25%; 0.75% Floor; 0.25% PIK)	12/17/2026	13,347,355	13,292,460	13,147,144	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	8.33% (S + 4.25%; 0.75% Floor; 0.25% PIK)	12/17/2026	407,596	407,596	401,482	(15)
FirstDigital Communications, LLC	Digital Infrastructure & Services	Term Loan	—% (S + 0.00%; 0.75% Floor)	12/17/2026	34,453	-	33,937	(15)
FirstEnroll LLC	Healthcare	Term Loan	8.46% (S + 4.75%; 1.00% Floor)	9/19/2031	12,499,149	12,318,613	12,374,158	(15)
FirstEnroll LLC	Healthcare	Revolver	—% (S + 4.75%; 1.00% Floor)	9/19/2031	-	(10,388)	(7,267)	(6)(7)
Foundation Risk Partners, Corp.	Financials	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	9,462,396	9,410,880	9,462,396	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	5.5% (S + 4.75%; 0.75% Floor)	10/29/2030	2,058,003	2,050,954	2,058,003	(15)
Foundation Risk Partners, Corp.	Financials	Revolver	8.42% (S + 4.75%; 0.75% Floor)	10/29/2029	259,516	255,552	259,516	(6)
Foundation Risk Partners, Corp.	Financials	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	763,493	758,436	763,493	(15)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	5.5% (S + 4.75%; 0.75% Floor)	10/29/2030	3,085,874	3,062,613	3,085,874	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Term Loan	9.11% (S + 5.25%; 0.75% Floor)	8/8/2031	10,017,013	9,921,879	9,941,885	(15)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(15,624)	(16,695)	(6)(7)
FULLSTEAM OPERATIONS, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(10,408)	(8,348)	(6)(7)
Fusion Holding, Corp.	Software & Tech Services	Term Loan	9.92% (S + 6.25%; 0.75% Floor)	9/14/2029	16,388,209	16,187,431	15,691,710	(15)
Fusion Holding, Corp.	Software & Tech Services	Revolver	12% (S + 5.25%; 0.75% Floor)	9/15/2027	758,556	747,794	699,940	(6)
Galway Borrower LLC	Financials	Revolver	8.18% (S + 4.50%; 0.75% Floor)	9/29/2028	77,670	75,220	76,560	(6)
Galway Borrower LLC	Financials	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/29/2028	3,739,358	3,739,358	3,730,009	(15)
Galway Borrower LLC	Financials	Delayed Draw Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/29/2028	281,142	280,849	281,142	(6)
Garnett Station Partners, LLC	NAV Loan	Term Loan	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	3,811,554	3,745,128	3,744,852
Garnett Station Partners, LLC	NAV Loan	Revolver	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	879,589	864,260	864,197
GH PARENT HOLDINGS INC.	Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 1.00% Floor)	5/4/2029	6,078,872	6,049,006	6,018,083	(15)
GH PARENT HOLDINGS INC.	Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 1.00% Floor)	5/4/2029	179,069	172,050	171,559	(6)(15)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	14,507,975	14,342,245	14,507,975	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(6,834)	-	(6)(7)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	12,376,845	12,307,164	12,376,845	(15)
Greenhouse Software, Inc.	Software & Tech Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(5,528)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	10,549,955	10,432,122	10,444,455	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	1,220,305	1,184,017	1,185,439	(6)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	5,331,605	5,284,209	5,278,289	(15)
Greenlight Intermediate II, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	6,702,083	6,639,450	6,635,063	(15)
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Term Loan	13.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	4,008,474	3,965,284	3,858,157
Gryphon-Redwood Acquisition LLC	Software & Tech Services	Delayed Draw Term Loan	13.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	1,716,063	1,661,876	1,651,711
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	9,830,528	9,808,566	9,756,799	(15)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	259,564	256,862	254,308	(6)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.92% (S + 5.25%; 0.75% Floor)	5/25/2028	119,296	118,831	119,296	(6)
Heartland PPC Buyer LLC	Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/12/2029	5,552,856	5,474,327	5,497,327	(15)
Heartland PPC Buyer LLC	Services	Revolver	10.5% (S + 4.75%; 0.75% Floor)	12/12/2029	18,772	927	4,693	(6)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	8.45% (S + 4.75%; 0.75% Floor)	12/12/2029	1,867,803	1,851,274	1,849,125	(15)
Heartland PPC Buyer LLC	Services	Delayed Draw Term Loan	8.48% (S + 4.75%; 0.75% Floor)	12/12/2029	33,908	24,243	24,078	(6)
Heartland PPC Buyer LLC	Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/12/2029	610,615	604,713	604,508
HIG Operations Holdings, INC	Financials	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	6/11/2031	11,043,577	11,043,577	11,043,577	(15)
HireVue, Inc.	Software & Tech Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	5/3/2029	12,675,559	12,469,519	11,503,070	(15)
HireVue, Inc.	Software & Tech Services	Revolver	10.56% (S + 6.75%; 1.00% Floor)	5/3/2029	1,646,176	1,622,780	1,493,905
HITRUST Services, LLC	Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/15/2032	10,281,308	10,187,278	10,178,495	(15)
HITRUST Services, LLC	Services	Revolver	—% (S + 4.50%; 0.75% Floor)	3/14/2031	-	(21,016)	(24,191)	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	3,908,646	3,860,702	3,908,646	(6)(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 5.75%; 1.00% Floor)	10/15/2027	-	(10,904)	-	(6)(7)
Honor HN Buyer, Inc.	Healthcare	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	2,537,563	2,521,889	2,537,563	(15)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	1,604,848	1,595,007	1,604,848	(15)
Honor HN Buyer, Inc.	Healthcare	Revolver	11.5% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	36,143	38,012	(6)
Honor HN Buyer, Inc.	Healthcare	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	2,385,132	2,367,181	2,385,132	(15)
Joink, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	10/4/2030	-	(8,719)	(5,458)	(6)(7)
Joink, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	4,664,339	4,584,971	4,621,914	(6)(15)
Joink, LLC	Digital Infrastructure & Services	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	10,212,907	10,087,562	10,136,310	(15)
JS Parent, Inc.	Software & Tech Services	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	4/24/2031	5,391,415	5,369,338	5,391,415	(15)
JS Parent, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	4/24/2031	-	(2,014)	-	(6)(7)
Juniper Square, Inc.	Software & Tech Services	Term Loan	8.53% (S + 4.75%; 0.75% Floor)	11/6/2031	12,035,566	11,916,280	11,915,210	(15)
Juniper Square, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(11,728)	(12,036)	(6)(7)
Juniper Square, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(26,388)	(27,080)	(6)(7)
Juniper Square, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	-	-	(6)
Kalkomey Borrower, LLC	Services	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	6/18/2031	9,040,249	8,923,164	8,949,847	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Kalkomey Borrower, LLC	Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	6/18/2031	-	(10,786)	(9,155)	(6)(7)
Kalkomey Borrower, LLC	Services	Revolver	—% (S + 5.00%; 1.00% Floor)	6/18/2031	-	(17,272)	(14,647)	(6)(7)
KPA Parent Holdings, Inc	Software & Tech Services	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	3/12/2032	10,361,803	10,269,566	10,361,803	(15)
KPA Parent Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(6,581)	-	(6)(7)
KPA Parent Holdings, Inc	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(9,216)	-	(6)(7)
Krispy Krunchy Foods, L.L.C.	Consumer Non-Cyclical	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	11/17/2027	4,686,021	4,655,764	4,686,021	(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	8,442,703	8,328,138	8,421,596	(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	1,806,930	1,759,963	1,806,930	(6)(15)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.25%; 0.75% Floor)	3/31/2031	-	(19,044)	(4,301)	(6)(7)
Last Dance Intermediate I(c), LLC	Digital Infrastructure & Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	8,221,280	8,145,891	8,200,727	(15)
LeadVenture, Inc.	Software & Tech Services	Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	19,272,188	18,998,692	19,272,188	(15)
LeadVenture, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	1,211,395	1,177,409	1,211,395	(6)
LeadVenture, Inc.	Software & Tech Services	Revolver	8.57% (S + 4.75%; 0.75% Floor)	6/23/2032	368,009	342,430	368,009	(6)
Level Data, LLC	Software & Tech Services	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	7,468,997	7,402,012	7,394,307	(15)
Level Data, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	3/5/2031	-	(10,411)	(12,023)	(6)(7)
Level Data, LLC	Software & Tech Services	Revolver	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	480,905	473,018	471,888	(6)(15)
LivTech Purchaser, Inc.	Software & Tech Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	11/24/2031	6,997,646	6,937,083	6,945,163	(15)
LivTech Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.85% (S + 5.00%; 0.75% Floor)	11/24/2031	6,429,837	6,367,534	6,369,857	(6)(15)
LivTech Purchaser, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/24/2031	-	(16,930)	(14,995)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Term Loan	10.46% (S + 6.25%; 1.00% Floor)	1/21/2030	12,339,679	12,109,751	10,889,767	(15)
Lotus HPI Buyer, Inc	Healthcare	Delayed Draw Term Loan	—% (S + 6.25%; 1.00% Floor)	1/21/2030	-	(32,038)	(395,623)	(6)(7)
Lotus HPI Buyer, Inc	Healthcare	Revolver	10.23% (S + 6.25%; 1.00% Floor)	1/21/2030	1,883,921	1,851,966	1,662,560
Magaya Corporation	Software & Tech Services	Term Loan	9.42% (S + 0.00%; 0.75% Floor; 5.75% PIK)	7/26/2030	3,739,718	3,709,431	3,664,924	(15)
Magaya Corporation	Software & Tech Services	Delayed Draw Term Loan	9.42% (S + 0.00%; 0.75% Floor; 5.75% PIK)	7/26/2030	144,290	134,338	107,403	(6)(15)
Magaya Corporation	Software & Tech Services	Revolver	11.5% (S + 0.00%; 0.75% Floor; 4.75% PIK)	7/26/2030	682,497	674,985	663,933	(6)
Mastery Acquisition Corp.	Software & Tech Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	9/7/2029	6,565,889	6,565,889	6,565,889	(15)
Mastery Acquisition Corp.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	-	-	(6)
Mastery Acquisition Corp.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	(4,158)	-	(6)(7)
Mavenlink, Inc.	Software & Tech Services	Term Loan	9.49% (S + 5.50%; 0.75% Floor)	6/1/2029	12,997,483	12,847,519	12,672,546	(15)
Mavenlink, Inc.	Software & Tech Services	Revolver	9.36% (S + 5.50%; 0.75% Floor)	6/1/2029	1,231,782	1,221,403	1,183,089	(6)
MBS Holdings, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	4/16/2027	-	(4,295)	(2,435)	(6)(7)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	771,363	763,015	769,434	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	820,552	810,903	818,501	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	357,998	355,648	357,103	(15)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	10,047,581	10,000,685	10,022,462	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	12/23/2026	11,917,944	11,874,730	11,917,944	(15)
MedBridge Holdings, LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/23/2026	-	(4,568)	-	(6)(7)
MedBridge Holdings, LLC	Software & Tech Services	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	12/23/2026	755,623	752,317	755,623	(15)
MediaLab Solutions, LLC	Software & Tech Services	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/11/2031	7,848,102	7,773,416	7,769,621	(15)
MediaLab Solutions, LLC	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	8/11/2031	-	(7,206)	(7,698)	(6)(7)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	3,696,202	3,673,387	3,659,240	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	1,526,702	1,510,720	1,511,435	(15)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	9.53% (S + 5.75%; 0.75% Floor)	9/30/2026	126,566	125,593	123,402	(6)
MedMark Services, Inc.	Healthcare	Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	4,602,056	4,589,747	3,831,212	(16)
MedMark Services, Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	3,813,418	3,801,678	3,174,670	(16)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Term Loan	8.81% (S + 5.00%; 1.00% Floor)	10/22/2026	7,655,473	7,628,652	7,636,334	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Revolver	—% (S + 5.00%; 1.00% Floor)	10/22/2026	-	(1,680)	(1,701)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Healthcare	Delayed Draw Term Loan	8.81% (S + 5.00%; 1.00% Floor)	10/22/2026	1,300,240	1,295,901	1,296,989	(15)
Mist Holding Co.	Software & Tech Services	Term Loan	8.92% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,794,218	4,836,131	(15)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	12/23/2030	2,714,386	2,691,793	2,714,386	(15)
Mist Holding Co.	Software & Tech Services	Revolver	8.93% (S + 5.25%; 0.75% Floor)	12/23/2030	301,598	291,145	301,598	(6)
Mist Holding Co.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/23/2030	-	(11,838)	-	(6)(7)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	1,963,984	1,937,543	1,963,984	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	7,688,974	7,644,888	7,688,974	(15)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	—% (S + 5.75%; 1.00% Floor)	2/15/2029	-	(2,542)	-	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	4/21/2031	-	(7,489)	-	(6)(7)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	16,090,295	16,012,920	16,090,295	(15)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	564,440	563,375	564,440	(15)
Mr. Greens Intermediate, LLC	Services	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	6,154,526	6,043,437	6,154,526	(15)
Mr. Greens Intermediate, LLC	Services	Delayed Draw Term Loan	9.71% (S + 5.75%; 1.00% Floor)	5/1/2031	543,577	498,951	543,577	(6)
Mr. Greens Intermediate, LLC	Services	Revolver	9.65% (S + 5.75%; 1.00% Floor)	5/1/2031	537,047	515,420	537,047	(6)
Mr. Greens Intermediate, LLC	Services	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	1,445,480	1,425,377	1,445,480	(15)
MSM Acquisitions, Inc.	Services	Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	8,377,385	8,330,168	6,890,399	(15)
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	3,065,881	3,052,582	2,521,687
MSM Acquisitions, Inc.	Services	Revolver	9.81% (S + 6.00%; 1.00% Floor)	12/9/2026	1,282,363	1,235,703	1,054,744
MSM Acquisitions, Inc.	Services	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	375,818	374,481	309,110
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	8,643,618	8,520,616	8,513,964	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	4/9/2029	-	(15,992)	(18,178)	(6)(7)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Term Loan	9.49% (S + 5.50%; 1.00% Floor)	4/9/2029	7,633,189	7,590,831	7,518,691	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	596,289	592,870	587,345	(15)
MSP Global Holdings, Inc.	Digital Infrastructure & Services	Revolver	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	602,716	591,696	575,485	(6)
MyKaarma Acquisition LLC	Software & Tech Services	Term Loan	8.35% (S + 4.50%; 0.75% Floor)	12/24/2030	8,906,050	8,835,700	8,906,050	(15)
MyKaarma Acquisition LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/24/2030	-	(8,918)	-	(6)(7)
Nasuni Corporation	Software & Tech Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	9/10/2030	12,575,067	12,414,034	12,417,879	(15)
Nasuni Corporation	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	9/10/2030	-	(30,853)	(32,748)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,058,980	1,051,993	1,053,686	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	2,015,566	2,002,990	2,005,488	(15)
Navigate360, LLC	Software & Tech Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	3,830,589	3,808,334	3,811,436	(15)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,753,792	1,747,596	1,745,024	(15)
Navigate360, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 1.00% Floor)	3/17/2027	-	(3,115)	(3,021)	(6)(7)
Navigate360, LLC	Software & Tech Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	2,197,651	2,183,545	2,186,663	(15)
NC Topco, LLC	Software & Tech Services	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	9/1/2031	11,321,430	11,230,277	11,321,430	(15)
NC Topco, LLC	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	9/1/2031	-	(10,524)	-	(6)(7)
NC Topco, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/29/2031	-	(13,149)	-	(6)(7)
Netwrix Corporation	Software & Tech Services	Term Loan	8.58% (S + 4.50%; 0.75% Floor)	6/11/2029	12,296,373	12,284,404	12,265,633	(15)
Netwrix Corporation	Software & Tech Services	Revolver	—% (S + 4.50%; 0.75% Floor)	6/11/2029	-	(1,261)	(1,937)	(6)(7)
Netwrix Corporation	Software & Tech Services	Delayed Draw Term Loan	8.32% (S + 4.50%; 0.75% Floor)	6/11/2029	88,028	82,963	88,028	(6)
Netwrix Corporation	Software & Tech Services	Term Loan	8.32% (S + 4.50%; 0.75% Floor)	6/11/2029	203,209	203,209	202,701	(15)
Next Holdco, LLC	Software & Tech Services	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/12/2030	9,122,623	9,017,001	8,962,977	(15)
Next Holdco, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	11/9/2029	-	(8,673)	(15,637)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Revolver	—% (S + 5.00%; 1.00% Floor)	12/20/2030	-	(7,852)	(6,060)	(6)(7)
OPOC Acquisition, LLC	Healthcare	Delayed Draw Term Loan	8.87% (S + 5.00%; 1.00% Floor)	12/20/2030	181,796	171,219	178,009	(6)
OPOC Acquisition, LLC	Healthcare	Term Loan	8.98% (S + 5.00%; 1.00% Floor)	12/20/2030	6,495,580	6,411,326	6,430,624	(15)
Pace Health Companies, LLC	Healthcare	Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	4,981,498	4,981,498	4,981,498	(15)
Pace Health Companies, LLC	Healthcare	Revolver	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	-	-	(6)
Pace Health Companies, LLC	Healthcare	Term Loan	9.32% (S + 5.50%; 1.00% Floor)	8/2/2027	1,355,372	1,355,372	1,355,372	(15)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	191,217	191,217	191,217	(6)
Pace Health Companies, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	(13,834)	-	(6)(7)
Pamlico Avant Holdings, L.P.	Digital Infrastructure & Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	16,333,655	16,170,344	16,170,319	(15)
Pamlico Avant Holdings, L.P.	Digital Infrastructure & Services	Revolver	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	220,924	198,840	198,832	(6)
Patriot Acquireco L.L.C.	Consumer Non-Cyclical	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/7/2032	12,727,998	12,605,577	12,600,718	(15)
Patriot Acquireco L.L.C.	Consumer Non-Cyclical	Revolver	8.17% (S + 4.50%; 0.75% Floor)	9/3/2032	255,198	243,003	242,438	(6)
PDI TA Holdings, Inc	Software & Tech Services	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	2/3/2031	11,708,397	11,646,648	11,532,771	(15)
PDI TA Holdings, Inc	Software & Tech Services	Revolver	9.33% (S + 5.50%; 0.75% Floor)	2/3/2031	691,955	685,062	677,801	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Penn TRGRP Holdings LLC	Software & Tech Services	Term Loan	11.42% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,159,739	6,954,066	(15)
Penn TRGRP Holdings LLC	Software & Tech Services	Revolver	16.42% (S + 6.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	579,890	565,549	532,444	(6)
Penn TRGRP Holdings LLC	Software & Tech Services	Delayed Draw Term Loan	11.42% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	571,783	571,783	524,058	(6)(15)
Pharmalogic Holdings Corp	Healthcare	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	6/21/2030	20,327,514	20,078,854	20,327,514	(15)
Pharmalogic Holdings Corp	Healthcare	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	6/21/2030	1,386,922	1,340,029	1,386,922	(6)(15)
Pieper Memorial, LLC	Healthcare	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	2,030,866	2,012,151	2,030,866	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	6,860,976	6,799,453	6,860,976	(6)(15)
Pieper Memorial, LLC	Healthcare	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	1,001,946	993,236	1,001,946	(15)
Pieper Memorial, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(43,806)	-	(6)(7)
Pieper Memorial, LLC	Healthcare	Revolver	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(9,345)	-	(6)(7)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	5,056,621	5,049,532	4,942,847	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Revolver	11.74% (S + 5.75%; 1.00% Floor)	1/4/2027	210,900	210,892	197,059	(6)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	278,178	278,172	271,919	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	376,826	375,199	368,347	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	333,089	333,094	325,595	(15)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	143,478	143,477	140,250	(15)
Point Quest Group, Inc	Healthcare	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/13/2031	17,245,746	17,074,525	17,073,289	(15)
Point Quest Group, Inc	Healthcare	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(12,771)	(13,065)	(6)(7)
Point Quest Group, Inc	Healthcare	Revolver	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(15,326)	(15,678)	(6)(7)
Priority OnDemand Midco 2, L.P.	Healthcare	Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	7,389,346	7,333,022	7,389,346	(15)
Priority OnDemand Midco 2, L.P.	Healthcare	Delayed Draw Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	175,695	164,718	175,695	(6)
QualDerm Partners, LLC	Healthcare	Term Loan	9.83% (S + 3.25%; 0.75% Floor; 2.75% PIK)	12/8/2028	5,921,121	5,794,258	5,565,853	(15)
QualDerm Partners, LLC	Healthcare	Delayed Draw Term Loan	12.01% (S + 6.00%; 0.75% Floor; 2.75% PIK)	12/8/2028	686,155	655,400	644,985
QualDerm Partners, LLC	Healthcare	Revolver	8.05% (S + 4.00%; 0.75% Floor)	12/8/2026	115,220	112,444	108,499	(6)
Quest Analytics Inc.	Healthcare	Term Loan	8.11% (S + 4.25%; 0.50% Floor)	11/10/2032	15,505,772	15,429,312	15,428,243	(15)
Quest Analytics Inc.	Healthcare	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(16,817)	(17,227)	(6)(7)
Quest Analytics Inc.	Healthcare	Revolver	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(13,453)	(13,782)	(6)(7)
Quirch Foods Holdings, LLC	Consumer Non-Cyclical	Term Loan	10.34% (S + 6.50%; 1.00% Floor)	11/12/2030	10,009,937	9,910,917	9,909,838	(15)
Quirch Foods Holdings, LLC	Consumer Non-Cyclical	Delayed Draw Term Loan	—% (S + 6.50%; 1.00% Floor)	11/12/2030	-	(5,111)	(5,178)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Term Loan	9.55% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,074,184	8,994,641	(15)
Race Finco, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.75%; 1.00% Floor)	8/16/2029	-	(7,581)	(12,196)	(6)(7)
Race Finco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.46% (S + 5.75%; 1.00% Floor)	8/16/2029	5,019,680	4,925,466	4,890,953	(6)(15)
Ranger Buyer, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/20/2028	15,134,289	14,994,092	15,134,289	(15)
Ranger Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/18/2027	-	(7,745)	-	(6)(7)
RCP Encore Acquisition, Inc.	Healthcare	Term Loan	—% (S + 5.00%; 1.00% Floor)	3/31/2026	2,835,239	2,767,781	28,352	(16)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Redwood Family Care Network, Inc.	Healthcare	Revolver	—% (S + 5.50%; 1.00% Floor)	6/19/2028	-	(1,116)	-	(6)(7)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/20/2028	10,181,806	10,148,577	10,181,806	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	5,653,186	5,642,393	5,653,186	(15)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	4,238,327	4,216,247	4,238,327	(15)
REP TEC Intermediate Holdings, Inc.	Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	5/30/2031	20,862,153	20,729,349	20,809,998	(15)
REP TEC Intermediate Holdings, Inc.	Services	Revolver	—% (S + 4.75%; 1.00% Floor)	5/30/2031	-	(14,505)	(6,128)	(6)(7)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Term Loan	8.37% (S + 4.50%; 0.75% Floor)	9/30/2031	6,396,204	6,313,403	6,396,204	(8)(15)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	9/30/2031	-	(13,806)	-	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Digital Infrastructure & Services	Revolver	8.37% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	191,452	200,508	(6)(8)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	19,070,216	18,902,117	19,070,216	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	5,149,152	5,103,897	5,149,152	(15)
Saab Purchaser, Inc.	Software & Tech Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(22,823)	-	(6)(7)
Saab Purchaser, Inc.	Software & Tech Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	916,717	907,871	916,717	(15)
Saab Purchaser, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(4,239)	-	(6)(7)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	3,931,789	3,885,277	3,931,789	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	1,665,857	1,644,410	1,665,857	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	382,674	379,264	382,674	(15)
Sako and Partners Lower Holdings LLC	Services	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	16,974,853	16,752,715	16,974,853	(15)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	3,461,048	3,414,151	3,461,048	(15)
Sako and Partners Lower Holdings LLC	Services	Revolver	8.20% (S + 4.50%; 1.00% Floor)	9/15/2028	475,730	454,656	475,730	(6)
Salisbury House, LLC	Healthcare	Term Loan	8.72% (S + 5.00%; 0.75% Floor)	8/18/2032	15,480,183	15,331,333	15,325,381	(15)
Salisbury House, LLC	Healthcare	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/18/2032	-	(14,770)	-	(6)(7)
Salisbury House, LLC	Healthcare	Revolver	8.71% (S + 5.00%; 0.75% Floor)	8/18/2032	311,264	291,586	290,513	(6)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	9.39% (S + 5.50%; 1.00% Floor)	6/28/2028	373,690	373,690	373,690	(6)
Sandstone Care Holdings, LLC	Healthcare	Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	4,546,482	4,501,723	3,944,073	(15)
Sandstone Care Holdings, LLC	Healthcare	Delayed Draw Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	907,758	901,019	787,480	(15)
Sandstone Care Holdings, LLC	Healthcare	Revolver	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	817,195	715,246
Sapphire Software Buyer, Inc.	Software & Tech Services	Term Loan	8.87% (S + 5.00%; 0.75% Floor)	9/30/2031	14,335,033	14,215,419	14,227,520	(15)
Sapphire Software Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	9/30/2031	-	(14,246)	(12,928)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Revolver	— (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	-	(7,113)	(35,250)	(6)(7)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	1,954,456	1,943,742	1,900,708	(15)
Sauce Labs Inc	Software & Tech Services	Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	7,618,444	7,565,991	7,408,937	(15)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	865,537	861,623	841,735	(15)
Saviynt, Inc.	Software & Tech Services	Term Loan	9.46% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	20,232,168	20,019,909	20,232,168	(15)
Saviynt, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.46% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	6,466,329	6,399,672	6,466,329	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Saviynt, Inc.	Software & Tech Services	Revolver	— (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	-	(5,314)	-	(6)(7)
SCA Buyer, LLC	Healthcare	Term Loan	10.60% (S + 6.50%; 1.00% Floor)	1/20/2027	310,733	309,184	310,733
SCA Buyer, LLC	Healthcare	Revolver	10.59% (S + 6.50%; 1.00% Floor)	1/20/2027	649,663	643,710	532,009
SCA Buyer, LLC	Healthcare	Term Loan	10.60% (S + 6.50%; 1.00% Floor)	1/20/2027	3,999,720	3,964,716	3,275,371
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Term Loan	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	10,715,390	10,616,342	10,527,871	(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	1,868,963	1,781,462	1,705,429	(6)(15)
SDC Atlas Acquistionco, LLC	Digital Infrastructure & Services	Revolver	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	622,988	617,334	612,086
Second Nature Brands, Inc.	Software & Tech Services	Term Loan	10.10% (S + 6.00%; 1.00% Floor)	2/6/2031	5,477,782	5,404,974	5,436,699	(15)
Second Nature Brands, Inc.	Software & Tech Services	Revolver	—% (S + 6.00%; 1.00% Floor)	2/6/2031	-	(7,800)	(4,565)	(6)(7)
Securonix, Inc	Software & Tech Services	Term Loan	11.18% (S + 3.50%; 0.75% Floor; 3.75% PIK)	4/5/2029	8,875,915	8,808,544	7,011,972	(15)
Securonix, Inc	Software & Tech Services	Revolver	—% (S + 3.50%; 0.75% Floor)	4/5/2029	-	(10,328)	(323,051)	(6)(7)
Serrano Parent, LLC	Software & Tech Services	Term Loan	10.36% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,852,609	20,253,140	(15)
Serrano Parent, LLC	Software & Tech Services	Revolver	—% (S + 6.50%; 1.00% Floor)	5/13/2030	-	(32,928)	(93,869)	(6)(7)
Single Digits, Inc.	Digital Infrastructure & Services	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	3,162,179	2,580,446	1,017,526	(16)
Single Digits, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	6/22/2026	675,554	550,284	217,380	(16)
Single Digits, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 4.25%; 1.00% Floor)	6/22/2026	-	(1,624)	-	(6)(7)(16)
Slipstream IT, LLC	Digital Infrastructure & Services	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	8/1/2031	6,775,340	6,711,228	6,707,587	(15)
Slipstream IT, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(5,280)	(5,660)	(6)(7)
Slipstream IT, LLC	Digital Infrastructure & Services	Revolver	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(10,550)	(11,321)	(6)(7)
Smile Brands, Inc.	Healthcare	Term Loan	9.94% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	1,647,334	1,606,175	1,478,482
Smile Brands, Inc.	Healthcare	Revolver	9.93% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	249,904	222,174	222,627	(6)
Smile Brands, Inc.	Healthcare	Delayed Draw Term Loan	9.93% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	500,444	481,414	449,148
Soladoc, LLC	Software & Tech Services	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,840,129	5,771,441	(15)
Soladoc, LLC	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	6/12/2028	-	(4,886)	(11,778)	(6)(7)
Stratus Networks, Inc.	Digital Infrastructure & Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	7,920,781	7,862,257	7,900,979	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	3,960,391	3,931,732	3,950,490	(15)
Stratus Networks, Inc.	Digital Infrastructure & Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/15/2028	-	(6,676)	(2,475)	(6)(7)
Stratus Networks, Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	830,632	808,449	830,632	(6)(15)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.26% (S + 5.00%; 1.00% Floor)	7/30/2027	4,268,824	4,254,293	4,247,480	(15)
SugarCrm, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 1.00% Floor)	7/30/2027	-	(804)	(1,551)	(6)(7)
SugarCrm, Inc.	Software & Tech Services	Term Loan	9.26% (S + 5.00%; 1.00% Floor)	7/30/2027	566,197	560,390	563,366	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	7/2/2029	19,776,067	19,776,067	19,726,627	(15)
Sundance Group Holdings, Inc.	Software & Tech Services	Revolver	8.17% (S + 4.50%; 1.00% Floor)	7/2/2029	508,079	498,366	501,314	(6)(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Term Loan	8.17% (S + 4.75%; 0.75% Floor)	2/2/2032	15,538,480	15,398,353	15,499,634	(15)
Tau Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/2/2032	3,567,095	3,526,638	3,567,095	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Tau Buyer, LLC	Digital Infrastructure & Services	Revolver	8.40% (S + 4.75%; 0.75% Floor)	2/2/2032	324,281	306,621	319,214	(6)
Telcor Buyer, Inc.	Software & Tech Services	Term Loan	8.06% (S + 4.25%; 1.00% Floor)	8/20/2027	6,203,083	6,177,017	6,203,083	(15)
Telcor Buyer, Inc.	Software & Tech Services	Revolver	—% (S + 4.25%; 1.00% Floor)	8/20/2027	-	(1,213)	-	(6)(7)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	5,625,466	5,611,900	5,611,403	(15)
Telesoft Holdings, LLC	Software & Tech Services	Revolver	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	89,530	88,902	88,038	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	4,693,460	4,684,233	4,693,460	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Revolver	9.95% (S + 6.00%; 1.00% Floor)	12/31/2026	328,003	326,303	328,003	(6)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	1,106,729	1,105,513	1,106,729	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	1,682,887	1,680,982	1,682,887	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	9.97% (S + 6.00%; 1.00% Floor)	12/31/2026	1,671,157	1,671,157	1,671,157	(15)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	10.02% (S + 6.00%; 1.00% Floor)	12/31/2026	3,134,875	3,122,874	3,134,875	(15)
TMA Buyer LLC	Software & Tech Services	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	11,490,458	11,385,473	11,375,553	(15)
TMA Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	3,020,625	2,993,359	3,005,522	(15)
TMA Buyer LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	-	(6)
TMA Buyer LLC	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	(10,754)	(12,083)	(6)(7)
ToolWatch Intermediate, LLC	Software & Tech Services	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	7/31/2030	12,899,463	12,741,567	12,834,966	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Delayed Draw Term Loan	9.34% (S + 5.50%; 0.75% Floor)	7/31/2030	1,228,520	1,228,520	1,222,384	(15)
ToolWatch Intermediate, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 0.75% Floor)	7/31/2030	-	(14,195)	(6,143)	(6)(7)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	7.58% (S + 3.75%; 1.00% Floor)	8/31/2028	21,954,771	21,898,002	21,954,771	(6)(15)
UFS, LLC	Digital Infrastructure & Services	Term Loan	8.50% (S + 4.75%; 7.50% Floor)	10/14/2031	11,004,383	10,897,460	10,894,339	(15)
UFS, LLC	Digital Infrastructure & Services	Revolver	8.50% (S + 4.75%; 7.50% Floor)	10/14/2031	174,673	167,686	167,686	(6)
Unanet, Inc	Software & Tech Services	Term Loan	9.23% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,881,047	11,822,998	(15)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	9.23% (S + 5.25%; 0.75% Floor)	12/9/2030	2,703,844	2,671,372	2,665,939	(6)(15)
Unanet, Inc	Software & Tech Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(21,554)	(30,954)	(6)(7)
Unanet, Inc	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,331)	(5,399)	(6)(7)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	259,792	257,152	259,792	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	300,579	298,387	300,579	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	2,676,518	2,667,244	2,676,518	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	317,555	316,413	317,555	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	680,432	680,432	680,432	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	134,337	133,567	134,337	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2027	470,180	468,696	470,180	(15)
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	4/30/2029	-	(938)	-	(6)(7)
Unlimited Technology Holdings, LLC	Healthcare	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/12/2032	14,366,654	14,301,020	14,366,654	(15)
Unlimited Technology Holdings, LLC	Healthcare	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(8,536)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
UpStack Holdco Inc.	Digital Infrastructure & Services	Revolver	9.06% (S + 5.00%; 0.75% Floor)	8/25/2031	230,800	223,325	230,800	(6)
UpStack Holdco Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	8.86% (S + 5.00%; 0.75% Floor)	8/25/2031	844,727	831,278	844,727	(6)(15)
UpStack Holdco Inc.	Digital Infrastructure & Services	Term Loan	9.04% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,949,592	6,000,793	(15)
Vectra AI, Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/2/2028	-	(1,720)	(12,001)	(6)(7)
Vectra AI, Inc.	Software & Tech Services	Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,539,571	8,490,072	(15)
Vectra AI, Inc.	Software & Tech Services	Delayed Draw Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,139,774	1,127,971	(6)(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	2,006,737	1,991,140	2,006,737	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	9.22% (S + 5.50%; 0.75% Floor)	5/24/2028	514,831	510,970	514,831	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	20,877,300	20,748,140	20,877,300	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	9.21% (S + 5.50%; 0.75% Floor)	5/24/2028	5,799,250	5,771,328	5,799,250	(15)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 0.75% Floor)	5/24/2028	-	(10,059)	-	(6)(7)
Venture Buyer LLC	Digital Infrastructure & Services	Term Loan	8.96% (S + 5.25%; 1.00% Floor)	3/1/2030	4,822,021	4,749,302	4,785,856	(15)
Venture Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.11% (S + 5.25%; 1.00% Floor)	3/1/2030	175,219	166,964	175,219	(6)
Venture Buyer LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/1/2030	-	(10,567)	(5,675)	(6)(7)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	820,058	820,058	820,058	(6)(15)
Veracross LLC	Software & Tech Services	Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	15,416,509	15,312,266	15,416,509	(15)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	1,821,742	1,791,648	1,821,742	(15)
Veracross LLC	Software & Tech Services	Revolver	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	346,767	332,318	346,767	(6)
Vhagar Purchaser, LLC	Software & Tech Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/11/2029	-	(6,513)	(1,867)	(6)(7)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	9.48% (S + 5.50%; 1.00% Floor)	6/11/2031	1,873,375	1,847,254	1,864,008	(15)
Vhagar Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/11/2031	-	(6,375)	-	(6)(7)
Vhagar Purchaser, LLC	Software & Tech Services	Term Loan	9.48% (S + 5.50%; 1.00% Floor)	6/11/2031	4,106,912	4,094,576	4,086,378	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	5,653,672	5,585,156	5,625,404	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	5,653,672	5,587,913	5,625,404	(15)
Visionary Buyer, LLC	Digital Infrastructure & Services	Revolver	—% (S + 5.50%; 0.75% Floor)	3/21/2030	-	(14,943)	(7,067)	(6)(7)
Visionary Buyer, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	909,600	869,246	909,600	(6)(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	1,864,539	1,852,973	1,864,539	(15)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	8.36% (S + 4.50%; 1.00% Floor)	10/2/2028	712,389	706,861	712,389	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	—% (S + 4.50%; 1.00% Floor)	10/2/2028	-	(1,390)	-	(6)(7)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	6,104,825	6,098,682	6,104,825	(15)
Wealth Enhancement Group, LLC	Financials	Revolver	—% (S + 4.50%; 1.00% Floor)	10/2/2028	-	-	-	(6)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	1,330,960	1,329,044	1,330,960	(15)
West Dermatology Management Holdings, LLC	Healthcare	Term Loan	10.22% (S + 6.25%; 1.00% Floor)	3/17/2028	11,136,490	11,035,917	10,718,872	(15)
West Dermatology Management Holdings, LLC	Healthcare	Delayed Draw Term Loan	10.17% (S + 6.25%; 1.00% Floor)	3/17/2028	1,490,661	1,482,217	1,434,761

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
West Dermatology Management Holdings, LLC	Healthcare	Revolver	10.25% (S + 6.25%; 1.00% Floor)	3/17/2028	1,253,284	1,237,742	1,206,286
Wolverine Seller Holdings, LLC	Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	6,587,022	6,496,584	6,570,554	(15)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	3,709,627	3,656,811	3,700,353	(15)
Wolverine Seller Holdings, LLC	Services	Revolver	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	306,657	283,532	301,865	(6)
Wolverine Seller Holdings, LLC	Services	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	1,094,924	1,057,481	1,094,924	(6)(15)
Your Part-Time Controller, LLC	Services	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	11/14/2029	12,482,942	12,335,844	12,420,527	(15)
Your Part-Time Controller, LLC	Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/14/2029	-	(11,256)	(4,805)	(6)(7)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	2,179,099	2,169,449	2,179,099	(15)
Zendesk, Inc.	Software & Tech Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software & Tech Services	Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	13,514,769	13,514,769	13,514,769	(15)
Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	(11,437)	-	(6)(7)
Total U.S. 1st Lien/Senior Secured Debt						1,780,097,169	1,753,574,042

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.35%
Symplr Software, Inc.	Software & Tech Services	Term Loan	11.81% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,101,516	2,574,947
Total U.S. 2nd Lien/Junior Secured Debt						3,101,516	2,574,947
Total U.S. Corporate Debt						1,783,198,685	1,756,148,989

Canada Corporate Debt — 2.62%
Canadian 1st Lien/Senior Secured Debt — 2.62%
RevauAdvanced Underwriting Inc.	Financials	Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	9,635,703	9,546,142	9,539,346	(8)(15)
RevauAdvanced Underwriting Inc.	Financials	Delayed Draw Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	84,155	64,561	63,012	(6)(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	8.81% (S + 5.00%; 0.75% Floor)	10/27/2028	8,489,024	8,452,147	8,340,466	(8)(15)
Syntax Systems Ltd.	Digital Infrastructure & Services	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	10/30/2028	1,182,381	1,178,753	1,161,689	(8)(15)
Total Canadian 1st Lien/Senior Secured Debt						19,241,603	19,104,513
Total Canadian Corporate Debt						19,241,603	19,104,513

Luxembourg Corporate Debt — 1.38%
1st Lien/Senior Secured Debt — 1.38%
SumUp Holdings Luxembourg	Software & Tech Services	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.50% Floor)	5/23/2031	10,088,201	10,025,193	10,088,201	(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						10,025,193	10,088,201
Total Luxembourg Corporate Debt						10,025,193	10,088,201

United Kingdom Corporate Debt — 2.66%
1st Lien/Senior Secured Debt — 2.66%
Labvantage Solutions Inc.	Software & Tech Services	Revolver	—% (S + 5.25%; 1.00% Floor)	12/23/2030	-	(24,007)	(11,419)	(6)(7)(8)
Labvantage Systems Limited	Software & Tech Services	Term Loan	9.10% (S + 5.25%; 1.00% Floor)	12/23/2030	19,621,002	19,310,544	19,473,844	(8)(15)
Total United Kingdom 1st Lien/Senior Secured Debt						19,286,537	19,462,425
Total United Kingdom Corporate Debt						19,286,537	19,462,425

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock — 1.08%							(18)
Alphasense, LLC	Series C Preferred	Software & Tech Services	6/1/2021	119,806	369,843	1,062,686	(8)
Avant NewCo Holdings, L.P.	Class A Units	Digital Infrastructure & Services	12/31/2025	375,804	375,804	375,804
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Software & Tech Services	12/23/2019	65,614	349,977	266,200
Datarobot, Inc.	Series E	Software & Tech Services	8/31/2019	38,190	289,278	158,120
Datarobot, Inc.	Series F	Software & Tech Services	10/27/2020	6,715	88,248	42,915
Degreed, Inc.	Series C-1 Preferred	Software & Tech Services	6/19/2019	43,819	278,541	232,945
Degreed, Inc.	Series D Preferred	Software & Tech Services	4/30/2021	16,943	278,308	247,248
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software & Tech Services	6/23/2022	738	719,791	1,183,155
Ntiva Investments, LLC	Class A Preferred Units	Digital Infrastructure & Services	1/24/2022	333,937	272,826	350,966
Phenom People, Inc.	Series C Preferred	Software & Tech Services	1/10/2020	35,055	220,610	631,399
Raken Topco, LP	Class A Preferred Units	Software & Tech Services	8/29/2025	66,435	66,435	66,435	(8)
Swyft Parent Holdings LP	Preferred Units	Services	2/7/2022	850,470	758,389	1,065,958
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Software & Tech Services	11/30/2018	1,196	1,160,531	2,072,936
Vectra AI, Inc.	Series F Preferred	Software & Tech Services	5/28/2021	17,064	131,095	135,355
Total U.S. Preferred Stock					5,359,676	7,892,122

France Preferred Stock — 0.03%							(18)
Content Square SAS	Series F Preferred	Software & Tech Services	11/30/2023	27,976	206,755	236,313	(8)
Total France Preferred Stock					206,755	236,313

U.S. Common Stock — 1.15%							(18)
Advantage AVP Parent Holdings, L.P.	Units	Healthcare	9/24/2021	34,492	34,492	30,529
Artemis Investor Holdings, LLC	Class A Units	Services	1/22/2021	38,551	385,509	386,310	(8)
Brightspot Holdco, LLC	Non-Voting Common Units	Software & Tech Services	11/16/2021	433,207	433,207	354,384
CL Services Acquisition, LLC	Common Units	Services	3/31/2025	405,787	628,970	969,291	(8)
CN CO-INVEST, LP	Units	Digital Infrastructure & Services	10/31/2023	811,572	811,572	818,894
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Services	11/14/2021	138,390	138,390	260,780
Community Based Care Holdings, LP	Senior Common Units	Healthcare	1/3/2022	180	179,861	558,708
GSV Medsuite Investments, LLC	Class A Units	Healthcare	12/22/2021	86,555	85,705	74,322
GSV Vehlo Investments, LLC	Class A Units	Software & Tech Services	5/20/2022	150,297	150,297	195,689
Leeds FEG Investors, LLC	Class A Units	Consumer Non-Cyclical	11/20/2017	320	321,309	252,426
Moon Topco, L.P.	Units	Software & Tech Services	4/19/2021	1,772	17,719	66,317
MyKaarma Holdings LP	Class A Common Units	Software & Tech Services	3/18/2022	257,031	257,031	383,519
NEPCORE Parent Holdings LLC	Units	Digital Infrastructure & Services	10/21/2021	98	97,884	-
Netskope, Inc.	Class B Common Stock	Software & Tech Services	1/27/2020	36,144	686,736	821,553	(9)
Neutral Connect, LLC	Units	Digital Infrastructure & Services	9/27/2019	396,513	439,931	161,369
NP/AB Care Holdings, L.P.	Class A Units	Software & Tech Services	12/17/2025	939	938,815	954,467	(8)
Ntiva Investments, LLC	Class A Common Units	Digital Infrastructure & Services	1/24/2022	333,937	61,110	45,215
Ranger Lexipol Holdings, LLC	Class A-1 Units	Software & Tech Services	11/18/2021	437	359,487	527,494
Ranger Lexipol Holdings, LLC	Class B Units	Software & Tech Services	11/18/2021	434	77,470	111,563
REP AOM Holdings, LLC	Class A Units	Healthcare	2/15/2022	290,393	-	1,452
REP Coinvest III AGP Blocker, L.P.	Earn Out	Healthcare	10/14/2021	32,293	-	8,073
REP COINVEST III OMNI, L.P.	Units	Services	2/4/2021	193,770	53,301	102,698	(17)
REP Coinvest III TEC, L.P.	Class A Units	Services	6/18/2020	167,509	190,658	185,290
REP RO Coinvest IV-A, L.P.	Class A Units	Services	12/28/2022	66,441,840	664,418	285,035
RFCN Parent, LP	Class A Units	Healthcare	6/18/2021	77	78,284	122,530
SBS Super Holdings, LLC	Class A Voting Units	Healthcare	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Healthcare	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software & Tech Services	9/30/2022	337,841	953,133	544,686
Stripe, Inc.	Class B Common Stock	Software & Tech Services	5/17/2021	4,158	166,854	171,725
Swyft Parent Holdings LP	Common Units	Services	2/7/2022	4,485	53,048	-
Total U.S. Common Stock					8,265,201	8,394,319

France Common Stock — 0.06%							(18)
Content Square SAS	Ordinary Shares	Software & Tech Services	11/30/2023	78,527	416,757	431,245	(8)
Total France Common Stock					416,757	431,245

Luxembourg Common Stock — 0.15%							(18)
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software & Tech Services	10/18/2024	770,000	843,179	1,113,419	(8)
Total Luxembourg Common Stock					843,179	1,113,419

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Warrants — 0.25%							(18)
Alphasense, LLC	Series B Warrants	Software & Tech Services	6/2/2020	201,972	35,185	1,509,865	(8)
Degreed, Inc.	Series C-1 Warrants	Software & Tech Services	5/31/2019	26,294	46,823	28,847
Degreed, Inc.	Series D Warrants	Software & Tech Services	4/11/2021	7,624	-	1,932
Degreed, Inc.	Common Warrants	Software & Tech Services	8/31/2022	9,374	41,527	14,369
Scylla DB Ltd	Series C-1 Warrants	Software & Tech Services	9/9/2022	239,984	43,880	144,142
Vectra AI, Inc.	Warrants	Software & Tech Services	3/18/2021	35,156	58,190	121,797
Total U.S. Warrants					225,605	1,820,952

United Kingdom Warrants — 0.04%							(18)
Global WebIndex Holdings Limited	Warrants	Software & Tech Services	12/30/2020	11,776	159,859	281,148
Total United Kingdom Warrants					159,859	281,148

France Warrants — 0.00%							(18)
Content Square SAS	Indemnity Series F Shares Warrants	Software & Tech Services	11/30/2023	2,027	8,561	-	(8)
Total France Warrants					8,561	-

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 4.93%							(8)(18)
AB EQUITY INVESTORS, L.P.	LP Interests	Investment Companies		22,615,250	22,615,250	27,595,076	(11)
Falcon Co-Investment Partners, L.P.	Units	Investment Companies		849,577	849,577	850,426	(11)
GHP E AGGREGATOR, LLC	Units	Investment Companies		417,813	186,588	942,042	(11)
GHP-EIP Aggregator, LLC	Common Units	Investment Companies		50,957	174,608	-
Greylion Slpstm Holdings LP	Limited Partnership Interests	Investment Companies		605,989	605,989	617,488
GTCR A-1 Investors LP	Units	Investment Companies		1,100,000	1,100,000	1,320,000	(11)
Magenta Blocker Aggregator LP	Units	Investment Companies		821,396	676,978	977,461	(11)
Orangewood WWB Co-Invest, L.P.	Units	Investment Companies		829,314	781,612	1,434,713	(11)
ORCP III TRITON CO-INVESTORS, L.P.	Units	Investment Companies		341,592	-	-	(11)
OSS SPV LP	Units	Investment Companies		393,055	381,076	581,721	(11)
Palms Co-Investment Partners D, L.P.	Units	Investment Companies		261,450	261,450	295,438	(11)
QCS Co-Invest Aggregator, L.P.	Units	Investment Companies		529,116	529,116	652,400	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units	Investment Companies		32,450	171,840	34,397	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units	Investment Companies		541	368,990	674,112	(11)
Total U.S. Investment Companies					28,703,074	35,975,274

Canada Investment Companies — 0.05%							(18)
GHP SPV-2, L.P.	Units			271,942	271,942	347,542	(8)(11)
Total Canada Investment Companies					271,942	347,542

Total Investments — (254.85%)					1,876,212,627	1,861,296,462

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 11.20%							(13)
BLACKROCK T FUND INST			4.34%	12,327,286	12,327,286	12,327,286	(9)(14)(15)
State Street Institutional US Government Money Market Fund			4.42%	3,077,289	3,077,289	3,077,289	(9)(14)
US BANK MMDA GCTS			3.73%	66,394,741	66,394,741	66,394,741	(9)(14)(15)
Total Cash Equivalents					81,799,316	81,799,316

Cash — 3.29%
US Dollar					24,008,727	24,008,727	(13)
Total Cash					24,008,727	24,008,727
TOTAL CASH AND CASH EQUIVALENTS					105,808,043	105,808,043
LIABILITIES IN EXCESS OF OTHER ASSETS — (169.34%)						$(1,236,755,774)
NET ASSETS—100.00%						$730,348,731

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

S - SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

1. Organization

AB Private Credit Investors Corporation (the “Fund,” “we,” “our,” and “us”), an externally managed, non-diversified, closed-end, management investment company that elected to be regulated as a business development company (“BDC”) under the 1940 Act, was incorporated under the laws of the state of Maryland on February 6, 2015. The Fund was formed to invest in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. AB Private Credit Investors LLC serves as the Fund’s external investment adviser (the “Adviser”).

The Fund is conducting private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement entered into with the Fund. All investors are committed to the Fund for at least three years from the date of their initial Capital Commitment, subject to the terms described in the Fund’s Private Placement Memorandum. Investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Fund delivers a capital draw-down notice to its investors.

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. The total Capital Commitments of investors in the Fund as of March 31, 2026 is $803,493,623 of which 21% or $171,776,023 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Third Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Fund had certain investments held in six portfolio companies on non-accrual status, which represented 1.52% and 0.43% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2025, the Fund had certain investments held in six portfolio companies on non-accrual status, which represented 1.57% and 0.49% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively

Credit Facility Related Costs, Expenses and Deferred Financing Costs

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year (unless an election is made by the Fund to use its own taxable year) and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of March 31, 2026, and December 31, 2025, no accrued excise tax remained payable.

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

For the three months ended March 31, 2026 and 2025, the Fund accrued income taxes of $(8,700) and $216,883, respectively. As of March 31, 2026 and 2025, $309,616 and $318,578 of accrued income taxes remained payable, respectively as of such dates.

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

On February 10, 2026, the Fund entered into the third amended and restated investment advisory agreement (the “Third Amended and Restated Advisory Agreement”), replacing the amended and restated advisory agreement and the advisory agreement the Fund entered into with the Adviser on March 24, 2022, November 13, 2019 and July 27, 2017, respectively, pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.25% of the average outstanding assets of the Fund, in addition to the incentive fee described in the following paragraphs. The Income‑Based Incentive Fee was amended to provide for a maximum rate of 17.5% of PIFNI by amending the rates as follows: (x) the 8% Catch‑Up Cap equals the portion of the Pre‑incentive Fee Net Investment Income, if any, that exceeds the 8% Hurdle Rate but is less than 2.42% in any calendar quarter (approximately 9.7% per annum), and (y) 17.5% of the amount of Pre‑incentive Fee Net Investment Income, if any, that exceeds 2.42% in any calendar quarter. In addition, the Capital Gains Fee equals 17.5% of the Fund’s aggregate cumulative realized capital gains, if any.

On February 10, 2026, the Fund and the Adviser also entered into a fee waiver letter that retroactively applies the reduced fee rates set forth in the Third Amended and Restated Advisory Agreement from January 1, 2026 through February 10, 2026. Under this agreement, the Adviser has agreed to waive the portion of the base management fee, income-based incentive fee, and capital gains fee equal to the difference in the respective management and incentive fee rates between the Second Amended and Restated Advisory Agreement and the Third Amended and Restated Advisory Agreement during the waived period.

For the three months ended March 31, 2026 and 2025, the Fund incurred a management fee of $6,133,927 and $5,634,969, respectively. The Adviser waived management fee of $271,957 and $0 for the three months ended 2026 and 2025. As of March 31, 2026 and December 31, 2025, $5,861,969 and $6,362,763, respectively, of accrued management fee remained payable.

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
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of PIFNII (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catch-up.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the PIFNII as if hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and
•
10.0% of the amount of PIFNII, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the PIFNII until the amount of PIFNII exceeds 1.94%, approximately 7.78% per annum; and
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), approximately 8.24% per annum. This portion of PIFNII (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catch-up.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and
•
15.0% of the amount of PIFNII, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”, approximately 9.41% per annum). The 8% Hurdle Rate is meant to limit the Adviser to 15% of the PIFNII until the amount of PIFNII exceeds 2.35%, approximately 9.41% per annum; and
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.42% in any calendar quarter (the “8% Catch-up Cap”), approximately 9.70% per annum. This portion of PIFNII (which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up cap) is referred to as the “8% Catch-up”. The 8% Catch-up is meant to provide the Adviser with 17.50% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.42% in any calendar quarter; and
•
17.5% of the amount of PIFNII, if any, that exceeds 2.42% in any calendar quarter

For the three months ended March 31, 2026 and 2025, the Fund incurred income-based incentive fees of $3,570,694 and $3,484,107, respectively. During the three months ended March 31, 2026, the Adviser waived income‑based incentive fees of $245,475. No incentive fees were waived during the three months ended March 31, 2025. As of March 31, 2026 and 2025, $3,325,218 and $3,598,459, respectively, of accrued income-based incentive fees remained payable.

The capital gains fee shall be determined and payable in arrears as of the end of each calendar year (or upon termination of this Agreement as set forth below), and will equal 17.5% of the Fund’s aggregate cumulative realized capital gains, if any, from the date of the Fund’s election to be regulated as a BDC through the end of each calendar year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees, with respect to each of the investments in the Fund’s portfolio. The Fund’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. The capital gains fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains fee will be payable for such year. In the event that the Third Amended and Restated Advisory Agreement shall terminate as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains fee.

While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, no capital gains incentive fee remained payable.

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

The Fund will defer cash payment of any income-based incentive fee and/or any capital gains incentive fee otherwise earned by the Adviser if during the most recent four full fiscal quarter periods ending on or prior to the date such payment is to be made, the sum of (a) the PIFNII, and (b) the realized capital gain / loss and (c) unrealized capital appreciation/ depreciation expressed as a rate of return on the value of our net assets, is less than 6.0%. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the Third Amended and Restated Advisory Agreement.

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

The specific amount of expenses paid by the Adviser, if any, will be determined at the end of each quarter. The Fund or the Adviser may terminate the Expense Support and Conditional Reimbursement Agreement at any time, with or without notice. The Expense Support and Conditional Reimbursement Agreement will automatically terminate in the event of (a) the termination of the Third Amended and Restated Advisory Agreement, or (b) the Board of the Fund making a determination to dissolve or liquidate the Fund. Upon termination of the Expense Support and Conditional Reimbursement Agreement, the Fund will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support and Conditional Reimbursement Agreement, that have not been reimbursed by the Fund to the Adviser.

As of March 31, 2026, the amount of Expense Payments provided by the Adviser since inception is $4,874,139, of which $4,199,150 has been reimbursed. The remainder is no longer subject to reimbursement. The Fund has not received expense support from the Adviser since 2020 and has not made reimbursement payments since 2022.

Transfer Agency Agreement

On September 26, 2017, the Fund and Alliance Bernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS provides transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the three months ended March 31, 2026 and 2025, the Fund accrued $46,927 and $38,370, respectively, in transfer agent fees. As of March 31, 2026 and December 31, 2025, $46,927 and $44,812, respectively, of accrued transfer agent fees remained payable.

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

	Loan Type	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the three Months Ended March 31, 2026
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class A and Class B Units)	Common Stocks	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	Term Loan	539,108	—	—	—	(1,887)	537,221	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	106,210	—	—	—	(372)	105,838	—
Delaware Valley Management Holdings, Inc.	Revolver	83,827	—	—	—	(293)	83,534	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	56,748	—	—	—	(198)	56,550	—
Total Non-Controlled Affiliates		$785,893	$—	$—	$—	$(2,750)	$783,143	$—

	Loan Type	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the three Months Ended March 31, 2025
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class A and Class B Units)	Common Stocks	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	60,364	—	—	—	—	60,364	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	112,997	—	—	—	(19)	112,978	—
Delaware Valley Management Holdings, Inc.	Revolver	89,190	—	—	—	(46)	89,144	—
Delaware Valley Management Holdings, Inc.	Term Loan	573,437	—	—	—	24	573,461	—
Total Non-Controlled Affiliates		$835,988	$—	$—	$—	$(41)	$835,947	$—

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

HSBC Credit Facility

On July 8, 2021, the Fund entered into Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware), affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund has entered into a number of amendments to the 2021 HSBC Credit Facility through March 23, 2026, the latest details of which are reflected in the notes below.

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

On March 23, 2026, the Fund entered into an amendment (the “Amendment”), which among other changes, (i) creates an alternative currency temporary increase tranche, which reallocates the dollar equivalent of $115,000,000 of the $450,000,000 maximum commitment to be used for loans made in Canadian Dollars, Sterling, Euros, Australian Dollars, Japanese Yen, Swedish Krona or any other currency requested by the Fund and approved by each applicable lender, in its sole discretion, under the Credit Facility until December 7, 2026 (the “Stated Maturity Date”), (ii) incorporates an alternative currency sublimit of 50.0% of the available commitment and (iii) decreases the Fund’s facility sublimit from $42,000,000 to $35,000,000 until the Stated Maturity Date.

As of March 31, 2026, the maximum commitment under the 2021 HSBC Credit Facility was $450,000,000, and the Fund’s facility sublimit was $35,000,000. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. Any amounts borrowed under the 2021 HSBC Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on December 7, 2026. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, National Association (“U.S. Bank”), as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). ABPCIC Funding II has entered into a number of amendments of the Synovus Credit Facility through February 6, 2026, the latest details of which are reflected in the notes below.

On February 6, 2026, ABPCIC Funding II entered into the fourth amendment (the “Fourth Synovus Credit Facility Amendment”) to the Loan Financing and Sale Agreement. The Fourth Synovus Credit Facility Amendment, among other changes, (i) decreased the applicable margin to 2.10% per annum, (ii) decreased the facility amount to $150,000,000, (iii) extended the facility termination date to February 6, 2031 and (iv) extended the revolving period to February 6, 2029.

As of March 31, 2026, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the Synovus Credit Facility bear interest based on SOFR for the relevant interest period, plus a spread of 2.10

% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) February 6, 2031 or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. The availability period with respect to the revolving commitments under the Synovus Credit Facility will terminate on February 6, 2029.

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

Natixis Credit Facility

On April 21, 2023, ABPCI Private Funding II LLC (“ABPCI Private Funding II”), formerly known as ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator. ABPCI Private Funding II has entered into a number of amendments of the Natixis Credit Facility through December 18, 2025, the latest details of which are reflected in the notes below.

Pursuant to its terms, the Natixis Credit Facility provided for a total commitment amount of up to $325,000,000, which was split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-DI Loans and Class A-D2 Loans, on a term basis. The total Class A-R commitment as of the closing date is $65,000,000, the total Class A-DI commitment as of the closing date is $216,000,000 and the total Class A-D2 commitment as of the closing date is $44,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate an applicable spread, which for the Class A-R Loans is 1.57% per annum, the Class A-D1 Loans is 1.51% per annum and the Class A-D2 Loans is 1.84% per annum. The availability period with respect to the revolving commitments under the Natixis Credit Facility terminated on December 18, 2028.

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

As of March 31, 2026, the MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the MUFG Credit Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the MUFG Credit Agreement, in each case, plus an applicable spread of 2.10% per annum or 2.60% per annum for borrowings utilized for certain purchases. Interest is payable quarterly in arrears. Any amounts borrowed under the MUFG Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) September 19, 2029 or (ii) upon certain other events which result in accelerated maturity under the MUFG Credit Facility. The availability period with respect to the revolving commitments under the MUFG Credit Facility will terminate on September 19, 2026.

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

The Scotia Credit Facility provides for a revolving credit facility in an initial amount of up to $100,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Scotia Credit Facility may be increased to $100,000,000 through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $10,000,000 sublimit for swingline loans. The amount available for borrowing under the Scotia Credit Facility is reduced by any standby letters of credit issued through the Scotia Credit Facility. Amounts drawn under the Scotia Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a margin of 1.950% or 2.050% per annum, subject to certain conditions, or (ii) the alternate base rate plus a margin of 0.950% or 1.050% per annum, subject to certain conditions.

The Scotia Credit Facility will mature on November 6, 2026. The maturity date of the Scotia Credit Facility may be extended for one-year terms subject to the consent of the Fund and the Lenders, and in addition may be extended for one year on a committed basis subject only to the consent of the Fund and satisfaction of customary extension conditions.

Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act. The Fund’s outstanding borrowings through the Credit Facilities as of March 31, 2026 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$35,000,000	$—	$35,000,000	$—
Synovus	150,000,000	150,000,000	—	150,000,000
Natixis	325,000,000	256,000,000	69,000,000	256,000,000
MUFG	150,000,000	150,000,000	—	150,000,000
NatWest	75,000,000	75,000,000	—	75,000,000
Scotia	100,000,000	65,000,000	35,000,000	65,000,000
Total	$835,000,000	$696,000,000	$139,000,000	$696,000,000

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$42,000,000	$—	$42,000,000	$—
Synovus	200,000,000	190,000,000	10,000,000	190,000,000
Natixis	325,000,000	235,000,000	90,000,000	235,000,000
MUFG	150,000,000	150,000,000	—	150,000,000
NatWest	75,000,000	75,000,000	—	75,000,000
Scotia	50,000,000	30,000,000	20,000,000	30,000,000
Total	$842,000,000	$680,000,000	$162,000,000	$680,000,000

As of March 31, 2026 and December 31, 2025, deferred financing costs were $4,948,673 and $4,569,276, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$103,000,000	S + 1.40%	$102,532,915
Class A-1-LR Senior Secured Floating Rate Loan (“Class A-1-LR”)	$100,000,000	S + 1.40%	$99,546,519
Class A-2-RR Senior Secured Floating Rate (“Class A-2-RR”)	$14,000,000	S + 1.60%	$13,936,513
Class B-RR Senior Secured Floating Rate (“Class B-RR”)	$21,000,000	S + 1.70%	$20,904,768
Class C-RR Secured Deferrable Floating Rate Note (“Class C-RR”)	$28,000,000	S + 2.00%	$—	*
Subordinated Notes	$80,300,000	N/A	$—	*

* Class C-RR and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $1,079,285, respectively, as of March 31, 2026 and are reflected on the consolidated statements of assets and liabilities.

	December 31, 2025
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$103,000,000	S + 1.40%	$102,492,220
Class A-1-LR Senior Secured Floating Rate Loan (“Class A-1-LR”)	$100,000,000	S + 1.40%	$99,507,009
Class A-2-RR Senior Secured Floating Rate (“Class A-2-RR”)	$14,000,000	S + 1.60%	$13,930,982
Class B-RR Senior Secured Floating Rate (“Class B-RR”)	$21,000,000	S + 1.70%	$20,896,472
Class C-RR Secured Deferrable Floating Rate Note (“Class C-RR”)	$28,000,000	S + 2.00%	$—	*
Subordinated Notes	$80,300,000	N/A	$—	*

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of March 31, 2026, and December 31, 2025 were as follows:

	March 31, 2026
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 1.45%	$227,156,384
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 1.80%	$35,866,798
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 2.20%	$35,866,798
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 3.25%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

* Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1) Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $1,110,020 respectively, as of March 31, 2026 and are reflected on the consolidated statements of assets and liabilities.

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

Interest Expense on Borrowings

For the three months ended March 31, 2026 and 2025, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended March 31,
	2026	2025
Interest and borrowing expenses	$16,553,682	$18,166,989
Commitment fees	339,040	94,328
Amortization of discount, debt issuance and deferred financing costs	963,198	1,292,006
Total	17,855,920	$19,553,323
Weighted average interest rate(1)	5.55%	6.91%
Average outstanding balance	$1,209,666,667	$1,066,388,318

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

The following table summarizes the valuation of the Fund’s investments as of March 31, 2026:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$52,629,960	$—	$—	$52,629,960
Total Cash Equivalents	$52,629,960	$—	$—	$52,629,960

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,842,062,138	$1,842,062,138
2nd Lien/Junior Secured Debt	—	—	2,019,259	2,019,259
Preferred Stock	—	—	7,429,279	7,429,279
Common Stocks and LP Interests	306,863	67,820	7,655,526	8,030,209
Warrants	—	—	2,026,064	2,026,064
Total	$306,863	$67,820	$1,861,192,266	$1,861,566,949
Investments valued at NAV as a practical expedient#				37,124,172
Total investments#	$306,863	$67,820	$1,861,192,266	$1,898,691,121

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

The following is a reconciliation of Level 3 Assets for the three months ended March 31, 2026:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Preferred Stock	Common Stocks and LP Interests	Warrants	Total
Balance as of January 1, 2026	$1,802,229,181	$2,574,947	$8,128,435	$9,632,220	$2,102,100	$1,824,666,883
Purchases (including PIK)	78,025,008	—	—	(30,298)	—	77,994,710
Sales and principal payments	(21,314,994)	—	—	—	—	(21,314,994)
Realized Gain (Loss)	27,330	—	—	—	—	27,330
Net Amortization of Premium/Discount	1,264,901	3,531	—	—	—	1,268,432
Transfers Out	—	—	—	(1,436,382)	—	(1,436,382)
Net Change in Unrealized Appreciation (Depreciation)	(18,169,288)	(559,219)	(699,156)	(510,014)	(76,036)	(20,013,713)
Balance as of March 31, 2026	$1,842,062,138	$2,019,259	$7,429,279	$7,655,526	$2,026,064	$1,861,192,266
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(18,509,867)	$(559,219)	$(699,156)	$(510,014)	$(76,036)	(20,354,292)

For the three months ended March 31, 2026, there were no transfers into Level 3. For the three months ended March 31, 2026, there were transfers out of Level 3 of $1,436,382 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from Levels 1, 2, or 3.

The following is a reconciliation of Level 3 Assets for the three months ended December 31, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Preferred Stock	Common Stocks and LP Interests	Warrants	Total
Balance as of January 1, 2025	$1,582,307,975	$2,825,397	$8,028,728	$10,996,373	$1,703,357	$1,605,861,830
Purchases (including PIK)	525,816,354	—	442,239	2,209,112	—	528,467,705
Sales and principal payments	(304,780,076)	—	(1,575,208)	(5,352,470)	—	(311,707,754)
Realized Gain (Loss)	163,320	—	680,703	3,660,538	—	4,504,561
Net Amortization of Premium/Discount	8,256,314	5,667	—	—	—	8,261,981
Transfers Out	—	—	—	—	—	—
Net Change in Unrealized Appreciation (Depreciation)	(9,534,706)	(256,117)	551,973	(1,881,333)	398,743	(10,721,440)
Balance as of December 31, 2025	$1,802,229,181	$2,574,947	$8,128,435	$9,632,220	$2,102,100	$1,824,666,883
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(6,933,652)	$(256,117)	$697,799	$(1,567,794)	$398,743	$(7,661,021)

For the year ended December 31, 2025, there were no transfers into Level 3.

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2026 and December 31, 2025, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2026	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,794,910,672	Market Yield Analysis	Market Yield	7.3% - 22.5% (9.5%)	Decrease
	24,927,356	Recent Purchase	Purchase Price	N/A	N/A
	20,840,823	Market Approach	EBITDA Multiple	6.3x - 13.0x (8.2x)	Increase
	783,143	Recent Transaction	Transaction Price	N/A	N/A
	600,144	Liquidation Value	Recovery Rate	1.0% - 14.9% (14.2%)	Increase
2nd Lien/Junior Secured Debt	2,019,259	Market Yield Analysis	Market Yield	34.8%	Decrease
Common Stocks and LP Interests	5,208,880	Market Approach	EBITDA Multiple	6.8x - 22.0x (14.1x)	Increase
	1,426,124	Market Approach	Revenue Multiple	5.0x - 25.3x (10.4x)	Increase
	544,258	Market Yield Analysis	Market Yield	13.6%	Decrease
	388,992	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
	80,072	Market Approach	NCF Multiple	14.0x	Increase
	7,200	Expected Repayment	Escrow Valuation	N/A	N/A
Preferred Stock	4,491,628	Market Approach	EBITDA Multiple	9.0x - 18.0x (12.9x)	Increase
	2,724,492	Market Approach	Revenue Multiple	2.4x - 7.5x (6.0x)	Increase
	213,159	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
Warrants	2,026,064	Market Approach	Revenue Multiple	3.5x - 7.5x (7.2x)	Increase
Total Assets	$1,861,192,266

(1)
Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,684,703,626	Market Yield Analysis	Market Yield	7.4% - 20.0% (9.2%)	Decrease
	93,576,469	Recent Purchase	Purchase Price	N/A	N/A
	21,899,935	Market Approach	EBITDA Multiple	6.5x - 13.9x (9.1x)	Increase
	1,263,258	Liquidation Value	Recovery Rate	1.0% - 32.2% (31.5%)	Increase
	785,893	Recent Transaction	Transaction Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,574,947	Market Yield Analysis	Market Yield	20.8%	Decrease
Common Stocks and LP Interests	6,027,489	Market Approach	EBITDA Multiple	6.8x - 24.3x (15.1x)	Increase
	1,520,631	Market Approach	Revenue Multiple	6.0x - 21.0x (9.4x)	Increase
	954,467	Recent Purchase	Purchase Price	N/A	N/A
	527,494	Market Yield Analysis	Market Yield	13.6%	Decrease
	431,245	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
	161,369	Market Approach	NCF Multiple	15.7x	Increase
	9,525	Expected Repayment	Escrow Valuation	N/A	N/A
Preferred Stock	2,843,303	Market Approach	Revenue Multiple	3.0x - 8.0x (6.5x)	Increase
	2,624,917	Market Approach	EBITDA Multiple	10.5x - 23.0x (17.2x)	Increase
	2,423,902	Market Yield Analysis	Market Yield	17.4% - 26.8% (25.4%)	Decrease
	236,313	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
Warrants	2,102,100	Market Approach	Revenue Multiple	4.5x - 8.0x (7.6x)	Increase
Total Assets	$1,824,666,883

(1)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2026 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$102,532,915	$104,030,000	$—	$—	$104,030,000
Class A-1-LR Senior Secured Floating Rate Loan (“Class A-1-LR”)	99,546,519	101,000,000	—	—	101,000,000
Class A-2-RR Senior Secured Floating Rate Note (“Class A-2-RR”)	13,936,513	14,140,000	—	—	14,140,000
Class B-RR Senior Secured Floating Rate Note (“Class B-RR”)	20,904,768	21,210,000	—	—	21,210,000
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	227,156,384	230,280,000	—	—	230,280,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,866,798	36,450,000	—	—	36,450,000
CLO XIII Class C Secured Deferrable Floating Rate Note (“Class C”)	35,866,798	36,900,000	—	—	36,900,000
Total	$535,810,695	$544,010,000	$—	$—	$544,010,000

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $2,189,305, respectively as of March 31, 2026 and are reflected on the consolidated statements of assets and liabilities.

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2025 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$102,492,220	$104,030,000	$—	$—	$104,030,000
Class A-1-LR Senior Secured Floating Rate Loan (“Class A-1-LR”)	99,507,009	101,000,000	—	—	101,000,000
Class A-2-RR Senior Secured Floating Rate Note (“Class A-2-RR”)	13,930,982	14,175,000	—	—	14,175,000
Class B-RR Senior Secured Floating Rate Note (“Class B-RR”)	20,896,472	21,262,500	—	—	21,262,500
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	227,098,338	230,280,000	—	—	230,280,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,857,632	36,450,000	—	—	36,450,000
CLO XIII Class C Secured Deferrable Floating Rate Note (“Class C”)	35,857,632	36,900,000	—	—	36,900,000
Total	$535,640,285	$544,097,500	$—	$—	$544,097,500

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $2,359,715 as of December 31, 2025 and are reflected on the consolidated statements of assets and liabilities.

The Credit Facilities and Secured Borrowings are recorded at carrying value, which approximates fair value.

6. Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of March 31, 2026 and December 31, 2025 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2026 and December 31, 2025:

			3/31/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
123.Net, LLC	Delayed Draw Term Loan	7/19/2026	280,379	(2,804)	622,304	(7,779)
AAH Topco, LLC	Delayed Draw Term Loan	3/31/2027	1,722,605	-	2,298,207	-
AAH Topco, LLC	Revolver	12/22/2027	787,273	-	787,273	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	8/17/2026	533,691	(1,334)	533,691	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	2/8/2027	257,534	(644)	257,534	-
Admiral Buyer, Inc.	Revolver	12/6/2029	1,401,522	(7,008)	1,401,522	(7,008)
Airwavz Solutions Inc.	Revolver	3/31/2027	434,778	-	434,778	-
Airwavz Solutions Inc.	Delayed Draw Term Loan	5/4/2026	1,479,168	-	1,775,001	-
Amercare Royal LLC	Revolver	9/10/2030	481,338	(6,017)	791,878	(11,878)
Amercare Royal LLC	Delayed Draw Term Loan	9/10/2026	1,925,351	(14,440)	1,925,351	(19,254)
Amivie Acquisition, Inc.	Delayed Draw Term Loan	7/23/2027	158,346	(396)	158,346	-
Amivie Acquisition, Inc.	Revolver	9/16/2027	863,813	(2,160)	863,813	-
AppViewX, Inc.	Revolver	12/24/2031	1,846,640	(55,399)	1,846,640	(18,466)
AppViewX, Inc.	Delayed Draw Term Loan	3/31/2027	1,908,194	(38,164)	1,908,194	-
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/26/2027	983,608	-	983,608	-
Artifact Bidco, Inc.	Revolver	7/26/2030	477,753	-	477,753	-
Artifact Bidco, Inc.	Revolver	7/26/2030	233,786	-	233,786	-
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,137,723	(22,754)	1,137,723	(5,689)
BHG Holdings, LLC	Delayed Draw Term Loan	4/22/2027	3,667,902	-	3,667,902	-
BHG Holdings, LLC	Revolver	4/22/2032	1,619,055	(12,143)	1,619,055	(12,143)
Bonterra LLC	Revolver	3/5/2032	779,465	(9,743)	907,596	(2,269)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/3/2026	768,577	-	961,130	-
Bridgepointe Technologies, LLC	Revolver	12/31/2027	777,494	-	777,494	-
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/3/2026	-	-	10,053	-
Brightspot Buyer, Inc.	Revolver	11/16/2027	566,910	(11,338)	680,292	(10,204)
BRP2 HOLD JONQUIL, INC.	Revolver	8/26/2030	1,774,867	(70,995)	1,521,314	(22,820)
BRP2 HOLD JONQUIL, INC.	Delayed Draw Term Loan	8/26/2026	1,956,004	(63,570)	2,358,620	(17,690)

			3/31/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	559,476	(2,797)	471,138	-
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	1,267,138	(31,678)	1,267,138	(3,168)
Businessolver.com, Inc.	Revolver	12/3/2032	564,347	(15,520)	564,347	(2,822)
BV EMS Buyer, Inc	Revolver	11/23/2027	231,350	-	231,350	-
CallTower, Inc.	Revolver	11/30/2028	622,259	-	622,259	-
Choice Health at Home, LLC	Delayed Draw Term Loan	10/23/2026	32,312	-	878,578	-
CHV Holdings LLC	Revolver	3/27/2029	1,241,546	(117,947)	1,241,546	-
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	8/7/2026	312,991	-	312,991	-
Coding Solutions Acquisition, Inc.	Revolver	8/7/2031	703,351	(3,517)	703,351	-
Contruent Intermediate Company	Delayed Draw Term Loan	11/12/2027	857,745	(21,444)	857,745	-
Contruent Intermediate Company	Revolver	11/14/2031	571,830	(14,296)	571,830	(8,577)
Coretelligent Intermediate LLC	Revolver	10/21/2027	379,926	(17,097)	379,926	(20,896)
Coupa Holdings, LLC	Delayed Draw Term Loan	6/3/2027	948,020	-	948,020	-
Coupa Holdings, LLC	Revolver	2/27/2029	725,890	-	725,890	-
Crewline Buyer, Inc.	Revolver	11/8/2030	1,366,496	(27,330)	1,366,496	-
DA Blocker Corp.	Revolver	2/10/2032	1,510,399	(18,880)	1,573,333	(11,800)
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	4,719,998	(35,400)	4,719,998	-
Datacor, Inc.	Delayed Draw Term Loan	3/10/2028	2,105,709	(21,057)	-	-
Datacor, Inc.	Revolver	3/11/2030	2,462,225	(24,622)	1,692,780	-
Dearborn TopCo, LLC	Revolver	5/22/2029	588,035	(5,880)	616,037	(1,540)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	2,409,819	(36,147)	2,409,819	(12,049)
Dispatchtrack, LLC	Revolver	12/17/2026	301,930	-	301,930	-
DLRdmv, LLC	Delayed Draw Term Loan	5/7/2027	805,500	(4,027)	805,500	-
DLRdmv, LLC	Revolver	5/7/2032	805,500	(8,055)	805,500	(4,027)
Dorado Buyer LLC	Revolver	2/6/2030	248,309	(10,553)	248,308	(7,449)
Dorado Buyer LLC	Delayed Draw Term Loan	2/6/2026	-	-	2,427,222	(12,136)
Duetto Research, Inc	Delayed Draw Term Loan	6/26/2026	2,017,640	(50,441)	2,017,640	(10,088)
Duetto Research, Inc	Revolver	6/26/2030	1,008,820	(30,265)	1,008,820	(10,088)
EAGAN PARENT, INC	Delayed Draw Term Loan	9/10/2027	3,564,443	(26,733)	3,564,443	(8,911)
EAGAN PARENT, INC	Revolver	9/8/2032	1,901,036	(19,010)	1,901,036	(9,505)
EET Buyer, Inc.	Delayed Draw Term Loan	1/29/2027	378,394	(5,676)	378,394	(2,838)
EET Buyer, Inc.	Revolver	11/8/2027	1,036,629	(18,141)	1,036,629	(7,775)
Einstein Parent, Inc.	Revolver	1/22/2031	1,066,183	(37,316)	1,066,183	(23,989)
Engage2Excel, Inc.	Revolver	7/2/2029	184,278	(2,764)	184,278	(1,382)
Exterro, Inc.	Revolver	6/1/2027	1,107,844	(13,848)	1,107,844	-
Exterro, Inc.	Delayed Draw Term Loan	9/10/2026	1,408,670	(10,565)	1,408,670	-
Firebird Midco, Inc	Revolver	7/18/2030	1,228,520	(24,570)	1,228,520	(15,356)
FirstEnroll LLC	Revolver	9/19/2031	726,695	(10,900)	726,695	(7,267)
Foundation Risk Partners, Corp.	Revolver	10/29/2029	843,426	-	778,547	-

			3/31/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
FULLSTEAM OPERATIONS, LLC	Delayed Draw Term Loan	8/6/2027	3,339,004	(50,085)	3,339,004	(16,695)
FULLSTEAM OPERATIONS, LLC	Revolver	8/8/2031	1,113,001	(22,260)	1,113,001	(8,348)
Fusion Holding, Corp.	Revolver	9/15/2028	1,344,713	(87,406)	620,637	(26,377)
Galway Borrower LLC	Revolver	9/29/2028	-	-	366,401	(916)
Galway Borrower LLC	Delayed Draw Term Loan	2/6/2026	-	-	1,095,753	-
Garnett Station Partners, LLC	Revolver	12/21/2029	879,589	(10,995)	-	-
GH PARENT HOLDINGS INC.	Delayed Draw Term Loan	4/23/2027	420,986	(3,157)	1,323,099	(6,615)
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	(6,045)	604,499	-
Greenhouse Software, Inc.	Revolver	9/1/2028	1,232,251	(12,323)	1,232,251	-
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	7/2/2027	4,706,890	(23,534)	5,752,865	(28,764)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	333,269	(7,499)	441,259	(3,309)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	-	-	201,810	-
Heartland PPC Buyer LLC	Revolver	12/12/2029	1,314,044	(13,140)	1,389,132	(13,891)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	11/12/2027	1,932,086	-	1,932,086	(9,660)
HireVue, Inc.	Delayed Draw Term Loan	1/29/2027	1,826,850	(182,685)	-	-
HITRUST Services, LLC	Revolver	3/14/2031	2,419,131	(12,096)	2,419,131	(24,191)
Honor HN Buyer, Inc.	Delayed Draw Term Loan	5/18/2026	1,851,224	-	2,330,767	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2026	3,638,803	-	3,638,803	-
Honor HN Buyer, Inc.	Revolver	10/15/2027	266,081	-	266,081	-
Hunter Communications & Technologies LLC	Delayed Draw Term Loan	3/31/2028	2,754,381	(15,700)	-	-
Hunter Communications & Technologies LLC	Revolver	3/31/2032	640,554	(6,406)	-	-
Hyscaleix Data Centers Holdings LLC	Revolver	1/29/2031	805,233	(12,078)	-	-
Joink, LLC	Revolver	10/4/2030	727,761	(14,555)	727,761	(5,458)
Joink, LLC	Delayed Draw Term Loan	4/2/2027	2,243,929	(39,269)	3,820,743	(19,104)
JS Parent, Inc.	Revolver	4/24/2031	528,354	(2,642)	528,354	-
Juniper Square, Inc.	Revolver	11/6/2031	1,203,557	(12,036)	1,203,557	(12,036)
Juniper Square, Inc.	Delayed Draw Term Loan	11/8/2027	5,416,005	(27,080)	5,416,005	(27,080)
Juniper Square, Inc.	Delayed Draw Term Loan	11/6/2028	3,610,670	-	3,610,670	-
Kalkomey Borrower, LLC	Delayed Draw Term Loan	6/18/2026	1,830,937	(9,155)	1,830,937	(9,155)
Kalkomey Borrower, LLC	Revolver	6/18/2031	1,464,749	(14,647)	1,464,749	(14,647)
KPA Parent Holdings, Inc	Delayed Draw Term Loan	3/15/2027	1,480,258	(11,102)	1,480,258	-
KPA Parent Holdings, Inc	Revolver	3/12/2032	1,036,180	(12,952)	1,036,180	-
Labvantage Solutions Inc.	Revolver	11/23/2030	1,522,509	(19,031)	1,522,509	(11,419)
Last Dance Intermediate I(c), LLC	Delayed Draw Term Loan	6/30/2027	43,022	-	4,861,503	-
Last Dance Intermediate I(c), LLC	Revolver	3/31/2031	1,720,521	-	1,720,521	(4,301)
Last Dance Intermediate I(c), LLC	Delayed Draw Term Loan	1/31/2028	4,457,083	(22,285)	-	-
LeadVenture, Inc.	Delayed Draw Term Loan	6/23/2027	2,174,935	(38,061)	2,465,662	-
LeadVenture, Inc.	Revolver	6/23/2032	1,756,441	(35,129)	1,472,037	-

			3/31/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Level Data, LLC	Delayed Draw Term Loan	3/5/2027	2,404,526	(54,102)	2,404,526	(12,023)
Level Data, LLC	Revolver	3/5/2031	901,697	(24,797)	420,792	(4,208)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	2/7/2028	5,802,283	(29,011)	-	-
Lightspeed Buyer, Inc.	Revolver	2/6/2032	1,934,094	(19,341)	-	-
LivTech Purchaser, Inc.	Delayed Draw Term Loan	11/23/2026	1,567,473	(35,268)	1,567,473	(11,756)
LivTech Purchaser, Inc.	Revolver	11/24/2031	1,999,327	(44,985)	1,999,327	(14,995)
Lotus HPI Buyer, Inc	Delayed Draw Term Loan	1/19/2026	-	-	3,767,841	(395,623)
Magaya Corporation	Delayed Draw Term Loan	7/24/2026	2,314,841	(57,871)	2,314,841	(34,723)
Magaya Corporation	Revolver	7/26/2030	245,704	(7,371)	245,704	(4,914)
Mastery Acquisition Corp.	Revolver	9/7/2029	851,781	-	851,781	-
Mastery Acquisition Corp.	Delayed Draw Term Loan	4/30/2026	802,394	-	802,394	-
Mavenlink, Inc.	Revolver	6/1/2029	715,926	(28,637)	715,926	(17,898)
MBS Holdings, Inc.	Revolver	4/16/2027	974,169	(2,435)	974,169	(2,435)
MedBridge Holdings, LLC	Revolver	12/23/2026	1,376,227	-	1,376,227	-
MediaLab Solutions, LLC	Revolver	8/11/2031	769,796	(7,698)	769,796	(7,698)
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	316,415	(2,373)	189,849	(1,898)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Revolver	10/22/2026	680,400	(1,701)	680,400	(1,701)
Mist Holding Co.	Revolver	12/23/2030	904,795	(9,048)	904,795	-
Mist Holding Co.	Delayed Draw Term Loan	8/12/2028	2,547,120	(12,736)	2,547,120	-
MMP Intermediate, LLC	Revolver	2/15/2029	552,880	-	552,880	-
Momentus Technologies, LLC	Revolver	4/30/2029	229,387	(3,441)	229,387	-
Moon Buyer, Inc.	Revolver	4/21/2031	1,779,259	(4,448)	1,779,259	-
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/2/2026	2,083,094	-	2,083,094	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2031	805,570	-	805,570	-
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/8/2026	1,211,850	(27,267)	1,211,850	(18,178)
MSP Global Holdings, Inc.	Revolver	4/9/2029	1,212,693	(27,286)	1,212,693	(18,190)
MyKaarma Acquisition LLC	Revolver	12/24/2030	1,188,307	(8,912)	1,188,307	-
Nasuni Corporation	Revolver	9/10/2030	2,619,806	(26,198)	2,619,806	(32,748)
Navigate360, LLC	Revolver	3/17/2028	604,235	(18,127)	604,235	(3,021)
NC Topco, LLC	Revolver	9/1/2031	1,291,959	-	1,291,959	-
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	-	-	3,229,897	-
Netwrix Corporation	Revolver	6/11/2029	774,755	(30,990)	774,755	(1,937)
Netwrix Corporation	Delayed Draw Term Loan	12/16/2026	735,566	(25,745)	735,566	-
Next Holdco, LLC	Revolver	11/9/2029	893,559	(20,105)	893,559	(15,637)

			3/31/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
OPOC Acquisition, LLC	Revolver	12/20/2030	605,987	-	605,987	(6,060)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/21/2026	1,333,172	-	1,333,172	(3,333)
Pace Health Companies, LLC	Revolver	8/2/2027	616,682	-	616,682	-
Pace Health Companies, LLC	Delayed Draw Term Loan	6/2/2027	888,879	-	888,879	-
Pace Health Companies, LLC	Delayed Draw Term Loan	6/2/2027	1,708,092	-	1,708,092	-
Pamlico Avant Holdings, L.P.	Revolver	12/31/2032	2,209,241	(16,569)	1,988,317	(19,883)
Patriot Acquireco L.L.C.	Revolver	9/3/2032	1,020,792	(10,208)	1,020,792	(10,208)
PDI TA Holdings, Inc	Revolver	2/3/2031	62,905	(2,202)	251,620	(3,774)
Penn TRGRP Holdings LLC	Revolver	9/27/2030	316,303	(24,513)	474,455	(21,350)
Penn TRGRP Holdings LLC	Delayed Draw Term Loan	9/27/2030	370,963	(28,750)	488,766	(21,994)
Pharmalogic Holdings Corp	Delayed Draw Term Loan	6/22/2026	2,773,845	-	5,547,689	-
Pieper Memorial, LLC	Delayed Draw Term Loan	11/4/2027	458,852	(3,441)	458,852	-
Pieper Memorial, LLC	Delayed Draw Term Loan	11/4/2027	9,251,733	(23,129)	9,251,740	-
Pieper Memorial, LLC	Revolver	11/2/2028	986,852	(7,401)	986,852	-
Pinnacle Treatment Centers, Inc.	Revolver	1/4/2027	369,074	(19,376)	404,224	(9,095)
Point Quest Group, Inc	Delayed Draw Term Loan	11/15/2027	2,268,077	(22,681)	2,612,992	(13,065)
Point Quest Group, Inc	Revolver	11/13/2031	1,567,795	(27,436)	1,567,795	(15,678)
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/15/2026	2,541,108	-	2,541,108	-
QualDerm Partners, LLC	Revolver	12/8/2026	285,747	(3,572)	422,475	(5,281)
Quest Analytics Inc.	Delayed Draw Term Loan	11/10/2027	6,890,797	(68,908)	6,890,797	(17,227)
Quest Analytics Inc.	Revolver	11/10/2032	2,756,319	(34,454)	2,756,319	(13,782)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	11/12/2027	1,035,511	(5,178)	1,035,511	(5,178)
Race Finco, LLC	Revolver	8/16/2029	609,798	(10,671)	609,798	(12,196)
Race Finco, LLC	Delayed Draw Term Loan	8/17/2026	4,564,563	(57,057)	7,853,011	(78,530)
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	-	1,199,233	-
Redwood Family Care Network, Inc.	Revolver	6/19/2028	588,705	-	588,705	-
REP TEC Intermediate Holdings, Inc.	Revolver	5/30/2031	2,451,325	(18,385)	2,451,325	(6,128)
RevauAdvanced Underwriting Inc.	Delayed Draw Term Loan	5/7/2027	3,594,544	(71,891)	4,144,298	(20,721)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	2,152,119	-	2,227,866	-
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	542,114	-	542,114	-
Saab Purchaser, Inc.	Revolver	11/12/2031	2,699,315	(67,483)	2,699,315	-
Saab Purchaser, Inc.	Delayed Draw Term Loan	9/22/2027	887,146	(17,743)	887,146	-
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,829,730	-	1,354,000	-
Salisbury House, LLC	Delayed Draw Term Loan	8/18/2027	3,112,637	-	3,112,637	-
Salisbury House, LLC	Revolver	8/18/2032	2,075,092	(10,375)	1,763,828	(17,638)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	7/1/2026	-	-	156,340	-
Sapphire Software Buyer, Inc.	Revolver	9/30/2031	1,723,759	(99,116)	1,723,759	(12,928)

			3/31/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Sauce Labs Inc	Revolver	8/16/2027	705,002	(22,913)	1,281,821	(35,250)
Saviynt, Inc.	Revolver	2/18/2030	609,798	(4,573)	609,798	-
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	8/20/2027	7,475,854	(130,827)	7,475,854	(130,827)
Second Nature Brands, Inc.	Revolver	2/6/2031	608,642	(9,130)	608,642	(4,565)
Securonix, Inc	Revolver	4/5/2029	1,538,337	(365,355)	1,538,337	(323,051)
Serrano Parent, LLC	Revolver	5/13/2030	2,085,981	(146,019)	2,085,981	(93,869)
Single Digits, Inc.	Revolver	6/22/2026	416,149	-	416,149	-
Slipstream IT, LLC	Delayed Draw Term Loan	8/2/2027	1,132,053	-	1,132,053	(5,660)
Slipstream IT, LLC	Revolver	8/1/2031	1,132,053	-	1,132,053	(11,321)
Smile Brands, Inc.	Revolver	10/12/2027	16,219	(3,284)	16,215	(1,662)
Soladoc, LLC	Revolver	6/12/2028	471,138	(10,601)	588,923	(11,778)
Stratus Networks, Inc.	Revolver	12/15/2028	792,078	(1,980)	990,098	(2,475)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/23/2026	3,003,053	-	3,003,053	-
SugarCrm, Inc.	Revolver	7/30/2027	310,244	(4,654)	310,244	(1,551)
Sundance Group Holdings, Inc.	Revolver	7/2/2029	3,120,316	(15,602)	2,197,666	(5,494)
Tau Buyer, LLC	Delayed Draw Term Loan	2/1/2027	1,837,594	(27,564)	1,837,594	-
Tau Buyer, LLC	Revolver	2/2/2032	1,378,196	(10,336)	1,702,477	(4,256)
Telcor Buyer, Inc.	Revolver	8/20/2027	-	-	290,770	-
Telesoft Holdings, LLC	Revolver	12/16/2026	527,232	(5,272)	507,336	(1,268)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	12/31/2026	103,580	-	362,529	-
TMA Buyer LLC	Delayed Draw Term Loan	4/30/2027	936,394	-	936,394	-
TMA Buyer LLC	Revolver	4/30/2031	1,208,250	(12,082)	1,208,250	(12,082)
ToolWatch Intermediate, LLC	Revolver	7/31/2030	1,228,520	(18,428)	1,228,520	(6,143)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	7/17/2026	1,382,039	-	2,277,098	-
UFS, LLC	Revolver	10/10/2031	524,018	(7,860)	524,018	(5,240)
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	1,086,591	(19,015)	1,086,591	(10,866)
Unanet, Inc	Revolver	12/9/2030	2,063,584	(46,431)	2,063,584	(30,954)
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	539,918	(9,449)	539,918	(5,399)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	1,925,180	-	1,925,180	-
UpStack Holdco Inc.	Revolver	8/25/2031	692,399	(3,462)	692,399	-
UpStack Holdco Inc.	Delayed Draw Term Loan	8/24/2026	1,463,270	(3,658)	1,463,270	-
Vectra AI, Inc.	Revolver	3/2/2028	1,200,106	(18,002)	1,200,106	(12,001)
Vectra AI, Inc.	Delayed Draw Term Loan	10/29/2026	2,418,368	(36,276)	2,418,368	(24,184)
Vehlo Purchaser, LLC	Revolver	5/24/2028	1,523,664	(19,046)	1,523,664	-
Venture Buyer LLC	Revolver	3/1/2030	756,615	(3,783)	756,615	(5,675)
Venture Buyer LLC	Delayed Draw Term Loan	2/27/2026	-	-	832,277	-
Veracross LLC	Delayed Draw Term Loan	12/28/2027	1,561,117	(19,514)	1,772,559	-

			3/31/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Veracross LLC	Revolver	12/28/2027	520,150	(6,502)	1,387,067	-
Vhagar Purchaser, LLC	Revolver	6/11/2029	373,356	(5,600)	373,356	(1,867)
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/5/2027	936,687	-	936,687	-
Visionary Buyer, LLC	Revolver	3/21/2030	1,413,418	(10,601)	1,413,418	(7,067)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/31/2027	5,809,038	(14,523)	7,359,493	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	610,167	-	1,039,688	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/30/2027	624,893	-	624,893	-
Wealth Enhancement Group, LLC	Revolver	10/2/2028	623,162	-	623,162	-
Wolverine Seller Holdings, LLC	Revolver	1/17/2030	1,349,291	(3,373)	1,609,949	(4,025)
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	10/1/2027	3,788,278	-	5,298,794	-
Your Part-Time Controller, LLC	Revolver	11/14/2029	960,980	(4,805)	960,980	(4,805)
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	(10,295)	1,372,628	-
Zendesk, Inc.	Delayed Draw Term Loan	5/15/2026	-	-	1,143,721	-
			$311,874,249	$(3,919,985)	$326,912,123	$(2,235,796)

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

The Fund had the following unfunded commitment for its equity investments, including investment companies, as of March 31, 2026 and December 31, 2025:

	3/31/2026	12/31/2025
Investment	Unfunded Commitment	Unfunded Commitment
AB Equity Investors L.P.	$553,649	$784,521
CN CO-INVEST, LP	35,238	35,238
Community Based Care Holdings, LP	59,890	59,890
Falcon Co-Investment Partners, L.P.	271,997	271,997
GHP SPV-2, L.P.	34,208	34,208
GTCR A-1 Investors LP	110,000	220,000
Orangewood WWB Co-Invest, L.P.	25,668	25,668
QCS Co-Invest Aggregator, L.P.	105,823	105,823
REP COINVEST III OMNI, L.P.	13,325	13,325
REP RO Coinvest IV-A, L.P.	1,661	1,661
Total	$1,211,459	$1,552,331

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The total Capital Commitments of investors in the Fund as of March 31, 2026 is $803,493,623, of which 21% was unfunded. The total Capital Commitments of investors in the Fund as of December 31, 2025 is $775,624,993, of which 18% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Third Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities. The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026		For the three months ended March 31, 2025
Quarter Ended	Shares	Amount	Shares	Amount
March 31	965,604	$9,272,169	4,796,671	$46,074,834
Total capital drawdowns	965,604	$9,272,169	4,796,671	$46,074,834

Distributions

The following tables reflect the distributions declared on Shares during the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2026	3/27/2026	4/23/2026	$0.20	$15,678,682
				$15,678,682

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
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

The following tables summarize Shares distributed pursuant to the DRIP during the three months ended March 31, 2026 and 2025 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2026	3/27/2026	3/31/2026	934,475	$8,606,511
			934,475	$8,606,511

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2025	3/27/2025	3/31/2025	797,757	$7,609,164
			797,757	$7,609,164

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

The following table summarizes share repurchases completed during the three months ended March 31, 2026:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 27, 2026	1,861,300	1,188,530	$10,946,358	64%	$9.21
			1,188,530	$10,946,358

The following table summarizes share repurchases completed during the three months ended March 31, 2025:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 28, 2025	1,594,397	767,534	$7,320,890	48%	$9.54
			767,534	$7,320,890

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Net increase (decrease) in net assets from operations	$(5,180,437)	$14,166,793
Weighted average common shares outstanding	77,417,118	66,558,706
Earnings per common share-basic and diluted	$(0.07)	$0.21

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the three months ended March 31, 2026 and 2025.

Per Share Data:(1)	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net asset value, beginning of period	$9.47	$9.53
Net investment income (loss)	0.20	0.20
Net realized and unrealized gains (losses) on investments	(0.26)	0.01
Net increase (decrease) in net assets resulting from operations	$(0.06)	0.21
Distributions to stockholders	(0.20)	(0.20)
Net asset value, end of period	$9.21	$9.54
Shares outstanding, end of period	77,788,164	68,529,857
Total return at net asset value before incentive fees(3)(4)	(0.23%)	2.76%
Total return at net asset value after incentive fees(3)(4)	(0.68%)	2.23%
Ratio/Supplemental Data(2)
Net assets, end of period	$716,340,716	$653,580,054
Ratio of total expenses to weighted average net assets(5)	14.93%	18.07%
Ratio of net expenses to weighted average net assets(5)(6)	14.86%	18.07%
Ratio of net investment income (loss) before waivers to weighted average net assets(5)	10.01%	10.66%
Ratio of net investment income (loss) after waivers to weighted average net assets(5)(6)	10.08%	10.66%
Ratio of interest and credit facility expenses to weighted average net assets(5)	10.01%	12.58%
Ratio of incentive fees to weighted average net assets(4)(8)	0.49%	0.55%
Portfolio turnover rate(4)	1.11%	7.75%
Asset coverage ratio(7)	158%	160%

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
(4)
Not annualized.
(5)
Annualized, except for incentive fees.

(6)
The Adviser voluntarily waived a portion of management fees and income-based incentive fees. The ratios include the effects of the voluntary waived expense of 0.07% and 0.00% for the three months ended March 31, 2026 and March 31, 2025.
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

On May 11, 2026, ABPCIC Funding V LLC, a wholly-subsidiary of the Fund, completed a $50,000,000 upsize of the commitments under its credit agreement dated September 19, 2024, with MUFG Bank, Ltd., as lender and administrative agent. The upsize increased total commitments from $150,000,000 to $200,000,000 on a pro rata basis across all existing classes of loans.

On April 22, 2026, the Fund entered into an amendment to the credit agreement establishing its revolving credit facility with HSBC Bank USA, National Association, as the administrative agent and a lender, and each of the banks a party thereto. The Amendment, among other changes, increased the Fund’s facility sublimit from $35,000,000 to $42,000,000 until the stated maturity date.

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

Expenses

Under the Third Amended and Restated Advisory Agreement, the Fund’s primary operating expenses will include the payment of fees to the Adviser, the Fund’s allocable portion of overhead expenses under the Expense Reimbursement Agreement and other operating costs described below. The Fund bears all other out-of-pocket costs and expenses of the Fund’s operations and transactions, including those relating to:

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

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income” or “PIFNII”) for the quarter, as further described below. PIFNII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, due diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) the Fund has entered into with the Administrator, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under U.S. generally accepted accounting principles (“GAAP”). PIFNII also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received. Please see the aforementioned risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 26, 2026. See “Risk Factors — Risks Relating to The Fund’s Business — There are significant potential conflicts of interest which could impact the Fund’s investment returns; — Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser; — A general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees, without necessarily resulting in an increase in the Fund’s net earnings.”

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

Effective February 10, 2026, the Income-Based Incentive Fee was reduced to be calculated as follows: (x) the 8% Catch-Up Cap was reduced from the portion of PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.50% in any calendar quarter, approximately 10% per annum to the portion of the PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.42% in any calendar quarter, approximately 9.7% per annum and (y) 20% of the amount of PIFNII, if any, that exceeds 2.50% in any calendar quarter was reduced to 17.5% of the amount of PIFNII, if any, that exceeds 2.42% in any calendar quarter in connection with the amendment and restatement of the Advisory Agreement. In addition, on February 10, 2026, the Fund and the Adviser entered into a fee waiver letter pursuant to which the Adviser agreed to waive a portion of the incentive fee in excess of the income-based incentive fee calculated at the reduced rate for the period from January 1, 2026 through February 10, 2026. Prior to the waiver (and for the fiscal year ended December 31, 2025), the income-based incentive fee was calculated without the reduction described above.

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

Example 1—Income Based Fee(1):

Assumptions

•
6% Hurdle Rate(2) = 1.50%
•
6% Catch-up = 0.17%
•
6% Catch-up Cap = 1.67%
•
7% Hurdle Rate(3) = 1.94%
•
7% Catch-up = 0.13%
•
7% Catch-up Cap = 2.06%
•
8% Hurdle Rate(4) = 2.35%
•
8% Catch-up = 0.07%
•
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
•
PIFNII

(investment income – (management fee + other expenses)) = 0.72%

PIFNII does not exceed the hurdle rate, therefore there is no income-based fee.

Alternative 2

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.20%
•
PIFNII

(investment income – (management fee + other expenses)) = 1.67%

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

100% × (the greater of 0% AND (the lesser of (PIFNII – 6% Hurdle Rate) AND (6% Catch-up Cap – 6% Hurdle Rate)))

+ 10% × (the greater of 0% AND (the lesser of (PIFNII – 6% Catch-up Cap) AND (7% Hurdle Rate – 6% Catch-up Cap)))

+ 100% × (the greater of 0% AND (the lesser of (PIFNII – 7% Hurdle Rate) AND (7% Catch-up Cap – 7% Hurdle Rate)))

+ 15% × (the greater of 0% AND (the lesser of (PIFNII – 7% Catch-up Cap) AND (8% Hurdle Rate – 7% Catch-up Cap)))

+ 100% × (the greater of 0% AND (the lesser of (PIFNII – 8% Hurdle Rate) AND (8% Catch-up Cap – 8% Hurdle Rate)))

+ 17.5% × (the greater of 0% AND (PIFNII – 8% Catch-up Cap))

	=	(100% × (1.67% – 1.5%)) + 0% + 0% + 0% + 0% + 0%
	=	100% × 0.17%
	=	0.17%

Alternative 3

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.40%
•
PIFNII

(investment income — (management fee + other expenses)) = 1.87%

PIFNII exceeds 6% Hurdle Rate and 6% Catch-up Cap, but is less than the 7% Hurdle Rate. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.87% – 1.67%))
	=	0.17% + (10.0% × 0.20%)
	=	0.17% + 0.02%
	=	0.19%

Alternative 4

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.60%
•
PIFNII

(investment income – (management fee + other expenses)) = 2.07%

PIFNII exceeds 7% Hurdle Rate, but is less than the 7% Catch-up Cap. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%))
	=	0.17% + (10.0% × (1.94% – 1.67%)) + (100% × 0.12%)
	=	0.17% + 0.03% + 0.12%
	=	0.32%

Alternative 5

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.80%
•
PIFNII

(investment income – (management fee + other expenses)) = 2.27%

PIFNII exceeds 7% Catch-up Cap, but is less than the 8% Hurdle Rate. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%)) + (15.0% × (2.27% – 2.06%))
	=	0.17 + (10.0% × 0.27%) + (100% × 0.12%) + (15% × 0.20%)
	=	0.17% + 0.03% + 0.12% + 0.03%
	=	0.35%

Alternative 6

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.93%
•
PIFNII

(investment income – (management fee + other expenses)) = 2.40%

PIFNII exceeds 8% Hurdle Rate, but is less than the 8% Catch-up Cap. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%)) + (15.0% × (2.35% – 2.06%)) + (100% × (2.40% – 2.35%))
	=	0.17 + (10.0% × 0.27%) + (100% × 0.12%) + (15% × 0.29%) + (100% × 0.05%)
	=	0.17% + 0.03% + 0.12% + 0.04% + 0.05%
	=	0.41%

Alternative 7

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 3.20%
•
PIFNII

(investment income – (management fee + other expenses)) = 2.67%

PIFNII exceeds 8% Hurdle Rate, and exceeds 8% Catch-up Cap. See detailed formula in Alternative 2.

Income Based Fee	=	(100% × (1.67% – 1.50%)) + (10.0% × (1.94% – 1.67%)) + (100% × (2.06% – 1.94%)) + (15.0% × (2.35% – 2.06%)) + (100% × (2.42% – 2.35%)) + (17.5% × (2.67% – 2.42%))
	=	0.17% + (10.0% × 0.27%) + (100% × 0.12%) + (15% × 0.29%) + (100% × 0.07%) + (17.5% × 0.25%)
	=	0.17% + 0.03% + 0.12% + 0.04% + 0.07% + 0.04%
	=	0.48%

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
Year 4: FV of Investment B determined to be $35 million
•
Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•
Year 1: None (No sales transactions)

•
Year 2: $4.375 million (17.5% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B))
•
Year 3: $1.225 million ($5.6 million (17.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5.00 million (Capital Gains Fee paid in Year 2))
•
Year 4: None (No sales transactions)
•
Year 5: None ($4.375 million (17.5% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $5.60 million (cumulative Capital Gains Fee paid in Year 2 and Year 3))

Example 3—Deferral of Cash Payment of Incentive Fees:

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”)
•
Year 2, Quarter 4: Fair value (“FV”) of Investment A determined to be $19 million
•
Net Assets for the 2 year period = $20mm(1)

Period	Hurdle Rate	Management Fee	Other Expenses	Investment Income	Pre-Incentive Fee Net Investment Income	Income-Based Fee(2)
Year 1, Quarter 1	1.5%	0.31%	0.22%	2.80%	2.27%	0.35%
Year 1, Quarter 2	1.5%	0.31%	0.22%	2.80%	2.27%	0.35%
Year 1, Quarter 3	1.5%	0.31%	0.22%	2.80%	2.27%	0.35%
Year 1, Quarter 4	1.5%	0.31%	0.22%	2.80%	2.27%	0.35%
Year 2, Quarter 1	1.5%	0.31%	0.22%	2.80%	2.27%	0.35%
Year 2, Quarter 2	1.5%	0.31%	0.22%	2.80%	2.27%	0.35%
Year 2, Quarter 3	1.5%	0.31%	0.22%	2.80%	2.27%	0.35%
Year 2, Quarter 4	1.5%	0.31%	0.22%	2.80%	2.27%	0.35%

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
(2)
See Example 1, Alternative 5 for calculation

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
Investments in Portfolio Companies	$(43,802,909)	(1)	$(109,596,245)	(2)
Draw Downs Against Revolvers and Delayed Draw Term Loans	(34,498,603)		(28,113,930)
Principal Repayments	21,284,584	(3)	118,692,496	(4)
Sales	36,960		8,291,001
Net Repayments (Investments)	$(56,979,968)		$(10,726,678)

(1)
Includes investments in 33 portfolio companies.

(2)
Includes investments in 30 portfolio companies.
(3)
Includes $7,289,879 in revolver and delayed draw term paydowns.
(4)
Includes $5,446,332 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2026:

	As of March 31, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,886,649,099	93.75%	$1,842,062,138	93.19%	9.74%
Second Lien Junior Secured Debt	3,105,047	0.15%	2,019,259	0.10%	36.10%
Preferred Stock	5,566,431	0.28%	7,429,279	0.38%	—
Common Stock	9,494,828	0.47%	8,949,720	0.45%	—
Investment companies	29,281,817	1.46%	36,204,661	1.83%	—
Warrants	394,025	0.02%	2,026,064	0.10%	—
Cash and cash equivalents	77,983,288	3.87%	77,983,288	3.95%
Total	$2,012,474,535	100.00%	$1,976,674,409	100.00%

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

(1)
Based upon the par value of the Fund’s debt investments

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Number of portfolio companies	162	161
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of March 31, 2026:

	As of March 31, 2026
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,860,362,933	98.44%	$1,835,784,062	99.55%
Non-accrual	29,391,213	1.56%	8,297,335	0.45%
Total	$1,889,754,146	100.00%	$1,844,081,397	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,802,346,415	98.39%	$1,795,749,095	99.50%
Non-accrual	29,405,603	1.61%	9,055,033	0.50%
Total	$1,831,752,018	100.00%	$1,804,804,128	100.00%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of March 31, 2026, the Fund had nineteen investments, with six issuers, that were on non-accrual status. As of December 31, 2025, the Fund had nineteen investments, with six issuers, that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of March 31, 2026 and December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of March 31, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Digital Infrastructure & Services	$352,191,917	18.21%	$348,321,182	18.34%
Healthcare	355,617,819	18.38%	334,749,283	17.63%
Investment Companies	29,281,817	1.51%	36,204,661	1.91%
Software & Tech Services	942,819,173	48.74%	929,342,589	48.94%
Services	165,277,557	8.54%	162,459,983	8.56%
Consumer Non-Cyclical	38,593,583	2.00%	36,983,427	1.95%
Financials	46,976,179	2.43%	46,877,082	2.47%
NAV Loan	3,733,202	0.19%	3,752,914	0.20%
	$1,934,491,247	100.00%	$1,898,691,121	100.00%

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Digital Infrastructure & Services	$323,490,755	17.25%	$321,542,152	17.28%
Healthcare	337,463,189	17.99%	318,274,077	17.10%
Investment Companies	28,975,016	1.54%	36,322,816	1.95%
Software & Tech Services	929,569,330	49.54%	931,073,132	50.01%
Services	162,932,838	8.68%	161,760,374	8.69%
Consumer Non-Cyclical	38,897,799	2.07%	37,339,221	2.01%
Financials	50,274,312	2.68%	50,375,641	2.71%
NAV Loan	4,609,388	0.25%	4,609,049	0.25%
	$1,876,212,627	100.00%	$1,861,296,462	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Total investment income	$44,485,839	$44,641,978
Total expenses	29,335,944	30,488,634
Waived management fees	(271,957)	—
Waived incentive fees	(245,475)	—
Net investment income before taxes	15,667,327	14,153,344
Income tax expense, including excise tax	(8,700)	216,883
Net investment income after tax	15,676,027	13,936,461
Net realized and change in unrealized appreciation (depreciation) on investments	(20,856,631)	231,355
Net increase (decrease) in net assets resulting from operations	(5,180,604)	14,167,816
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	(167)	1,023
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$(5,180,437)	$14,166,793

Investment Income

During the three months ended March 31, 2026, the Fund’s investment income was comprised of $43,532,664 of interest income, which includes $963,198 from the net amortization of premium and accretion of discounts, $878,080 of payment-in-kind interest, and $75,095 of dividend income. During the three months ended March 31, 2025, the Fund’s investment income was comprised of $43,400,550 of interest income, which includes $1,292,006 from the net amortization of premium and accretion of discounts, $1,112,406 of payment-in-kind interest, and $129,022 of dividend income. The decrease in net investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 can primarily be attributed to an decrease in the Fund’s investment portfolio.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Interest and borrowing expenses	$17,855,920	$19,553,323
Management fees	6,133,927	5,634,969
Income-based incentive fee	3,570,694	3,484,107
Professional fees	827,189	834,209
Administration and custodian fees	459,069	334,487
Insurance expenses	—	115,500
Directors’ fees	64,991	52,438
Transfer agent fees	46,927	38,370
Other expenses	282,477	441,231
Trustee expense	94,750	—
Total expenses	29,335,944	30,488,634
Waived management fees	(271,957)	—
Waived incentive fees	(245,475)	—
Income tax expense, including excise tax	(8,700)	216,883
Net expenses	$28,809,812	$30,705,517

Interest and borrowing expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the three months ended March 31, 2026 and 2025 were $17,855,920 and $19,553,323, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 5.55% and 6.91% for the three months ended March 31, 2026 and 2025, respectively. The decrease in interest and borrowing expenses during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 can primarily be attributed to an decrease in interest rate.

Management Fee

The gross management fee expenses for the three months ended March 31, 2026 and 2025 were $6,133,927 and $5,634,969, respectively. During the three months ended March 31, 2026, the management waived management fees of $271,957. No management fees were waived during the three months ended March 31, 2025. The increase in the management fee for the three months ended March 31, 2026 was a result of the increase in average net assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2026, the Fund had principal repayments and sales which resulted in $27,330 of net realized gain primarily driven by an exit in three of our portfolio companies.

During the three months ended March 31, 2025, restructurings and sales of assets resulted in $3,014,227 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2026, the Fund had $20,883,961 in net change in unrealized depreciation on $1,898,691,121 of investments in 217 portfolio companies. Net change in unrealized depreciation for the three months ended March 31, 2026, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2026, the net decrease in net assets resulting from operations was $5,180,604. For the three months ended March 31, 2025, the net increase in net assets resulting from operations was $14,167,816. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2026 and 2025, the Fund’s per share net increase in net assets resulting from operations was ($0.07) and $0.21, respectively.

Cash Flows

For the three months March 31, 2026, cash decreased by $27,824,755. During the same period, the Fund used $39,559,658 in operating activities, primarily on the net purchases of investments. During the three months March 31, 2026, the Fund generated $11,734,903 from financing activities, primarily from net borrowings on the Credit Facilities and issuance of Shares.

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

For the three months ended March 31, 2026 and 2025, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At March 31, 2026, and December 31, 2025, the Fund had $77,983,288 and $105,808,043 in cash and cash equivalents on hand, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of March 31, 2026, taken together with the Fund’s uncalled Capital Commitments of $171,776,023 and $139,000,000 of the total available under the Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of March 31, 2026, the Fund has unfunded commitments to fund future investments in the amount of $311,874,249, and contractual obligations in the form of Credit Facilities of $696,000,000 and Notes of $535,810,695.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of March 31, 2026, the Fund received Capital Commitments of $803,493,623. Inception to March 31, 2026, the Fund received Capital Contributions to the Fund of $631,717,600. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

Stockholders who tendered Shares in the Q1 2026 Tender Offer and Q1 2025 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Capital Commitments and Commitments Reductions	$40,095,505	$23,557,474
Capital Commitments rescinded due to participation in General Tender Program	$(12,226,875)	$7,506,114
Dividend reinvestments	$8,606,511	$7,609,164
Shares issued to investors under DRIP	934,475	797,757
Value of capital drawdown notices	$9,272,169	$46,074,834
Shares issued to investors under capital drawdown notices	965,604	4,796,671
Value of Shares purchased in General Tender Program	$10,946,358	$7,320,890
Shares purchased in General Tender Offer	1,188,530	767,534

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2026	3/27/2026	4/23/2026	$0.20	$15,678,682
				$15,678,682

The following table summarizes distributions declared during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
				$13,938,978

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the three months ended March 31, 2026, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the three months ended March 31, 2026, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

Co-investment Exemptive Order

On February 4, 2026, the Adviser received a new SEC exemptive order for simplified co-investment relief (the "New Order") that supersedes the prior orders providing for exemptive relief previously granted to the Fund in August 2018 and October 2016 that allowed the Fund to co-invest in portfolio companies with Affiliated Funds in a manner consistent with its investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with such order (the "Prior Order). The New Order permits us to co-invest with our affiliates to a greater degree that was previously permitted under the prior order.

Pursuant to the Prior Order, the Fund was permitted to co-invest with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and the Fund’s stockholders and do not involve overreaching in respect of the Fund or the Fund’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s stockholders and is consistent with the Fund’s investment objective and strategies. Pursuant to the New Order, (1) initial co-investments in issuers in which neither we nor our affiliates have an existing investment will no longer require Board pre-approval, (2) subject to Board approval, we may co-invest with our affiliates in an issuer where our affiliates have an existing investment in the issuer and we do not, (3) the Adviser is not required by the New Order to allocate co-investments to us and other AB-PCI funds that target similar assets pro rata based on CAFI in the asset class being allocated; rather, the Adviser may adopt any allocation policy that ensures opportunities to participate in co-investments are allocated in a manner that is fair and equitable to us and other regulated funds advised by the Adviser.

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

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of March 31, 2026, the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility was $35,000,000.

On March 23, 2026, the Fund entered into an amendment (the “Amendment”), which among other changes, (i) creates an alternative currency temporary increase tranche, which reallocates the dollar equivalent of $115,000,000 of the $450,000,000 maximum commitment to be used for loans made in Canadian Dollars, Sterling, Euros, Australian Dollars, Japanese Yen, Swedish Krona or any other currency requested by the Fund and approved by each applicable lender, in its sole discretion, under the Credit Facility until December 7, 2026 (the “Stated Maturity Date”), (ii) incorporates an alternative currency sublimit of 50.0% of the available commitment and (iii) decreases the Fund’s facility sublimit from $42,000,000 to $35,000,000 until the Stated Maturity Date.

As of March 31, 2026 and December 31, 2025, the Fund had no borrowings outstanding on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility as of each such date. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund ("ABPCIC Funding II"), entered into a revolving credit facility (the "Synovus Credit Facility") with Synovus Bank, Specialty Finance Division, as facility agent, and U.S. Bank, National Association, as collateral, collateral custodian and securities intermediary. As of March 31, 2026, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $150,000,000.

On February 6, 2026, ABPCIC Funding II entered into the fourth amendment (the “Fourth Synovus Credit Facility Amendment”) to the Loan Financing and Sale Agreement. The Fourth Synovus Credit Facility Amendment, among other changes, (i) decreased the applicable margin to 2.10% per annum, (ii) decreased the facility amount to $150,000,000, (iii) extended the facility termination date to February 6, 2031 and (iv) extended the revolving period to February 6, 2029.

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of March 31, 2026, the Fund had $150,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2025, the Fund had $190,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On April 21, 2023, ABPCI Private Funding II LLC (“ABPCI Private Funding II”), formerly known as ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator. ABPCIC Funding IV has entered into a number of amendments of the Natixis Credit Facility through December 18, 2025, the latest details of which are reflected in the notes below.

Under the terms of the Natixis Credit Facility, the Fund was permitted to borrow, up until December 18, 2025, (i) up to $216,000,000 Class A-D1 delayed draw term loans (the “Class A-D1 Loans”), (ii) up to $44,000,000 Class A-D2 delayed draw term loans (the “Class A-D2 Loans”) and (iii) up to $65,000,000 Class A-R revolving loans (the “Class A-R Loans”), which may converted to Class A-T term loans at the option of the Borrower during the commitment period. Borrowings under the Credit Agreement bear interest at a per annum rate equal to the three-month standard overnight financing rate for the relevant interest period plus an applicable spread, which for the Class A-D1 Loans is 1.51% per annum, the Class A-D2 Loans is 1.84% per annum and the Class A-R Loans is 1.57% per annum. Interest is payable quarterly in arrears. All amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) December 18, 2036 or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowings under the Natixis Credit Facility are subject to certain restrictions contained in the 1940 Act. The availability period with respect to the revolving commitments under the Natixis Credit Facility terminated on December 18, 2028.

As of March 31, 2026 and December 31, 2025, the Fund had $256,000,000 and $235,000,000 outstanding, respectively, on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility. For further details, see “Note 4. Borrowings,” to the Fund’s consolidated financial statements. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

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

As of March 31, 2026, the Fund had $150,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. As of December 31, 2025, the Fund had $150,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

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

As of March 31, 2026 and December 31, 2025, the Fund had $75,000,000 and 75,00,000 outstanding on the NatWest Credit Facility, respectively, and the Fund was in compliance with the terms of the NatWest Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

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

On February 19, 2026, the Fund entered into the first amendment to the Senior Secured Credit Agreement (the “First Scotia Credit Facility Amendment”). The First Scotia Credit Facility Amendment provides for, among other things, an increase of the total facility amount from $50,000,000 to $100,000,000.

The Scotia Credit Facility matures on November 6, 2026, and may be extended for additional one-year terms with lender consent. It may also be extended for one committed one‑year term subject to customary extension conditions.

As of March 31, 2026 and December 31, 2025, the Fund had $65,000,000 and 30,000,000 outstanding on the Scotia Credit Facility, respectively, and the Fund was in compliance with the terms of the Scotia Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

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

Outstanding Secured Borrowings pursuant to the Macquarie Sale/Buy-Back was $0 and $0 as of March 31, 2026 and December 31, 2025, respectively.

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

The CLO VI Notes that remained outstanding as of March 31, 2026 were (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.40% per annum; (ii) $100,000,000 of Class A-1L-R Senior Secured Floating Rate Loans, which bear interest at Term SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.00% per annum; and (vi) $80,300,000 of Subordinated Notes. The CLO VI Notes are scheduled to mature on January 27, 2037.

The CLO VI Notes that remained outstanding as of December 31, 2025 were (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.40% per annum; (ii) $100,000,000 of Class A-1L-R Senior Secured Floating Rate Loans, which bear interest at Term SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.00% per annum; and (vi) $80,300,000 of Subordinated Notes. The CLO VI Notes are scheduled to mature on January 27, 2037.

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the "CLO XIII Notes") that remain outstanding as of March 31, 2026 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term

SOFR plus 1.45% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.80% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.20% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.25% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on October 27, 2037.

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

As of March 31, 2026, and December 31, 2025, the Fund had total senior securities of $1,234,000,000 and $1,218,000,000, respectively, consisting of borrowings under the Revolving Credit Facilities and Notes, and had asset coverage ratios of 158% and 160%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026. See “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

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

As of March 31, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 265.02% of our total assets, as compared to 254.85% of our total assets as of December 31, 2025.

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

In declining rate environments, portfolio companies with floating rate debt are positioned to benefit from lower debt service obligations, which can reduce the risk of defaults and related credit losses for the Fund.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2026 were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(53,687,663)	$(36,270,000)	$(17,417,663)
Down 200 basis points	$(38,223,836)	$(24,180,000)	$(14,043,836)
Down 100 basis points	$(19,128,515)	$(12,090,000)	$(7,038,515)
Down 25 basis points	$(4,782,129)	$(3,022,500)	$(1,759,629)
Up 100 basis points	$19,128,515	$12,090,000	$7,038,515
Up 200 basis points	$38,257,031	$24,180,000	$14,077,031
Up 300 basis points	$57,385,546	$36,270,000	$21,115,546

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three months ended March 31, 2026, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended March 31, 2026, none of the Fund’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

Third Amended and Restated Investment Advisory Agreement by and between AB Private Credit Investors Corporation and AB Private Credit Investors LLC, dated February 10, 2026 (Incorporated by reference to Exhibit 10.1 to the Fund's Current Report on Form 8-K filed with the SEC on February 10, 2026).

10.2

Fee Waiver Letter Delivered to AB Private Credit Investors Corporation by AB Private Credit Investors LLC, dated February 10, 2026 (Incorporated by reference to Exhibit 10.2 to the Fund's Current Report on Form 8-K filed with the SEC on February 10, 2026).

10.3

Fourth Amendment to Loan Financing and Sale Agreement, dated as of February 6, 2026, among ABPCIC Funding II LLC, as borrower, Pinnacle Bank, Specialty Finance Division as facility agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian and securities intermediary, AB Private Credit Investors LLC, as servicer, AB Private Credit Investors Corporation as equityholder, and each of the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Fund's Current Report on Form 8-K filed with the SEC on February 12, 2026).

10.4

First Amendment to Senior Secured Credit Agreement, dated as of February 19, 2026, among AB Private Credit Investors Corporation, as borrower, the Bank of Nova Scotia, as administrative agent, the lenders and issuing banks party thereto (Incorporated by reference to Exhibit 10.1 to the Fund's Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.5

Eighteenth Amendment to Revolving Credit Agreement, dated as of March 23, 2026, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2025 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund II, L.P., and AB-Abbott Private Equity Solutions 2026 (Delaware) Fund L.P. – Venture & Growth Equity Series, as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P. L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private Equity Solutions 2023 G.P. L.P., AB-Abbott Private Equity Solutions 2024 G.P. L.P., AB-Abbott Private Equity Solutions 2025 G.P. L.P. and AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2026 G.P. L.P. as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (Incorporated by reference to Exhibit 10.1 to the Fund's Current Report on Form 8-K filed with the SEC on March 27, 2026).

10.6

Joinder Agreement, dated as of March 23, 2026, by and among AB-Abbott Private Equity Solutions 2026 (Delaware) Fund L.P. – Venture & Growth Equity Series, AB-Abbott Private Equity Solutions 2026 G.P. L.P., HSBC Bank USA, National Association, as the administrative agent and a Lender and the other banks and financial institutions party thereto as lenders (Incorporated by reference to Exhibit 10.2 to the Fund's Current Report on Form 8-K filed with the SEC on March 27, 2026).

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: May 14, 2026	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)