Form 10-Q
period 2026-06-30
AB Private Credit Investors Corp
filed 2026-08-14
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The issuer had 81,021,752 shares of common stock, $0.01 par value per share, outstanding as of August 14, 2026.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Item 1. Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,982,602,303 and $1,874,181,760, respectively)	$1,942,854,673	$1,860,510,569
Non-controlled affiliated investments (amortized cost of $2,030,867 and $2,030,867)	783,143	785,893
Total investments, at fair value (amortized cost of $1,984,633,170 and $1,876,212,627)	1,943,637,816	1,861,296,462
Cash and cash equivalents	81,300,624	105,808,043
Interest receivable	8,133,048	9,217,941
Receivable for investments sold	1,644,127	51,593
Deferred financing costs	4,279,183	4,569,276
Total assets	$2,038,994,798	$1,980,943,315
Liabilities
Notes payable (net of unamortized discount of $0 and $0, respectively, and debt issuance costs of $2,017,002 and $2,359,715, respectively)	$535,982,998	$535,640,285
Credit facility payable	716,250,000	680,000,000
Interest and borrowing expenses payable	15,108,116	9,210,053
Payable for fund shares repurchased	8,229,686	5,108,699
Distribution payable	6,865,008	7,261,023
Incentive fee payable	3,281,383	3,598,459
Management fees payable	6,024,569	6,362,763
Professional fees payable	790,703	711,194
Administrator and custodian fees payable	2,086,769	1,389,396
Payable to Adviser	775,686	909,726
Accrued expenses and other liabilities	23,870	30,312
Accrued tax liability	156,545	318,578
Payable for investments purchased	1,656,186	9,284
Directors’ fees payable	64,991	—
Transfer agent fees payable	44,445	44,812
Trustee fees payable	42,724	—
Total liabilities	$1,297,383,679	$1,250,594,584
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 81,022,158 and 77,076,615 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	810,222	770,766
Paid-in capital in excess of par value	780,835,011	743,824,152
Distributable earnings (accumulated loss)	(40,120,625)	(14,327,405)
Total net assets of AB Private Credit Investors Corporation	$741,524,608	$730,267,513
Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$86,511	$81,218
Total net assets	$741,611,119	$730,348,731
Total liabilities and net assets	$2,038,994,798	$1,980,943,315
Net asset value per share of AB Private Credit Investors Corporation	$9.15	$9.47

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$43,664,799	$41,823,014	$87,197,463	$85,223,564
Payment-in-kind interest	999,969	2,167,909	1,878,049	3,280,315
Dividend income	141,900	125,689	216,995	254,711
Total investment income	44,806,668	44,116,612	89,292,507	88,758,590
Expenses:
Interest and borrowing expenses	$18,494,824	$19,278,255	$36,350,744	$38,831,578
Management fees	6,024,569	5,830,989	12,158,496	11,465,958
Income-based incentive fee	3,281,383	3,442,968	6,852,077	6,927,075
Professional fees	683,308	606,887	1,510,497	1,441,096
Administration and custodian fees	299,911	342,779	758,980	677,266
Insurance expenses	45,278	115,500	45,278	231,000
Directors’ fees	64,992	52,437	129,983	104,875
Transfer agent fees	44,445	41,883	91,372	80,253
Trustee expense	94,750	—	189,500	—
Other expenses	291,976	471,848	574,453	913,079
Total expenses	29,325,436	30,183,546	58,661,380	60,672,180
Waived management fees	—	—	(271,957)	—
Waived incentive fees	—	—	(245,475)	—
Net total expenses	29,325,436	30,183,546	58,143,948	60,672,180
Net investment income before taxes	15,481,232	13,933,066	31,148,559	28,086,410
Income tax expense (benefit), including excise tax	(11,564)	161,196	(20,264)	378,079
Net investment income after tax	15,492,796	13,771,870	31,168,823	27,708,331
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	260,401	413,954	287,731	3,428,181
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(5,195,228)	(3,768,104)	(26,076,439)	(6,550,935)
Non-controlled affiliated investments	—	(39,319)	(2,750)	(39,360)
Net realized and change in unrealized gains (losses) on investment transactions	(4,934,827)	(3,393,469)	(25,791,458)	(3,162,114)
Net increase (decrease) in net assets resulting from operations	10,557,969	10,378,401	5,377,365	24,546,217
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$819	$975	$652	$1,998
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	10,557,150	10,377,426	5,376,713	24,544,219
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.20	$0.20	$0.40	$0.41
Earnings per share (basic and diluted):	$0.13	$0.15	$0.07	$0.36
Weighted average shares outstanding:	78,875,500	68,528,334	78,150,338	67,548,702

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2026	77,788,164	$777,882	$750,749,358	$(35,186,524)	$85,692	$716,426,408
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	15,492,861	(65)	15,492,796
Net realized gain (loss) on investments	—	—	—	260,401	—	260,401
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(5,196,112)	884	(5,195,228)
Capital transactions:
Issuance of common stock	3,190,670	31,907	29,689,529	—	—	29,721,436
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan	942,429	9,424	8,616,819	—	—	8,626,243
Repurchase of common stock	(899,105)	(8,991)	(8,220,695)	—	—	(8,229,686)
Distributions to stockholders	—	—	—	(15,491,251)	—	(15,491,251)
Total increase (decrease) for the three months ended June 30, 2026	3,233,994	32,340	30,085,653	(4,934,101)	819	25,184,711
Net assets at June 30, 2026	81,022,158	$810,222	$780,835,011	$(40,120,625)	$86,511	$741,611,119
Distributions declared per share	—	—	—	$0.19	—	$0.19

Net assets at December 31, 2025	77,076,615	$770,766	$743,824,152	$(14,327,405)	$81,218	$730,348,731
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	31,168,998	(175)	31,168,823
Net realized gain (loss) on investments	—	—	—	287,731	—	287,731
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(26,080,016)	827	(26,079,189)
Capital Transactions:
Issuance of common stock	4,156,274	41,563	38,952,042	—	—	38,993,605
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	4,641	4,641
Issuance of common shares pursuant to distribution reinvestment plan	1,876,904	18,769	17,213,985	—	—	17,232,754
Repurchase of common stock	(2,087,635)	(20,876)	(19,155,168)	—	—	(19,176,044)
Distributions to stockholders	—	—	—	(31,169,933)	—	(31,169,933)
Total increase (decrease) for the six months ended June 30, 2026	3,945,543	39,456	37,010,859	(25,793,220)	5,293	11,262,388
Net assets at June 30, 2026	81,022,158	$810,222	$780,835,011	$(40,120,625)	$86,511	$741,611,119
Distributions declared per share	—	—	—	$0.39	—	$0.39

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at March 31, 2025	68,529,857	$685,299	$658,545,878	$(5,651,123)	$66,553	$653,646,607
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,772,273	(403)	13,771,870
Net realized gain (loss) on investments	—	—	—	412,540	1,414	413,954
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,807,387)	(36)	(3,807,423)
Capital transactions:
Issuance of common stock	—	—	—	—	—	—
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	4,437	4,437
Issuance of common shares pursuant to distribution reinvestment plan	797,761	7,978	7,561,799	—	—	7,569,777
Repurchase of common stock	(854,554)	(8,546)	(8,100,149)	—	—	(8,108,695)
Distributions to stockholders	—	—	—	(13,766,885)	—	(13,766,885)
Total increase (decrease) for the three months ended June 30, 2025	(56,793)	(568)	(538,350)	(3,389,459)	5,412	(3,922,965)
Net assets at June 30, 2025	68,473,064	$684,731	$658,007,528	$(9,040,582)	$71,965	$649,723,642
Distributions declared per share	—	—	—	$0.20	—	$0.20

Net assets at December 31, 2024	63,702,963	$637,030	$612,231,039	$(5,878,938)	$62,414	$607,051,545
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	27,708,902	(571)	27,708,331
Net realized gain (loss) on investments	—	—	—	3,424,157	4,024	3,428,181
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,588,840)	(1,455)	(6,590,295)
Capital transactions:						-
Issuance of common stock	4,796,671	47,967	46,026,867	—	—	46,074,834
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	7,553	7,553
Issuance of common shares pursuant to distribution reinvestment plan	1,595,518	15,955	15,162,986	—	—	15,178,941
Repurchase of common stock	(1,622,088)	(16,221)	(15,413,364)	—	—	(15,429,585)
Distributions to stockholders	—	—	—	(27,705,863)	—	(27,705,863)
Total increase (decrease) for the six months ended June 30, 2025	4,770,101	47,701	45,776,489	(3,161,644)	9,551	42,672,097
Net assets at June 30, 2025	68,473,064	$684,731	$658,007,528	$(9,040,582)	$71,965	$649,723,642
Distributions declared per share	—	—	—	$0.40	—	$0.40

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,377,365	$24,546,217

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(175,692,215)	(253,896,924)
Payment-in-kind interest capitalized	(2,970,602)	(3,275,973)
Proceeds from sales of investments and principal repayments	73,397,427	152,632,031
Net realized (gain) loss on investments	(287,731)	(3,428,181)
Net change in unrealized (appreciation) depreciation on investments	26,079,189	6,590,295
Amortization of premium and accretion of discount, net	(2,867,422)	(4,165,949)
Amortization of discount, debt issuance and deferred financing costs	2,093,111	2,449,195

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(1,592,534)	5,875
(Increase) decrease in interest receivable	1,084,893	(354,504)
Increase (decrease) in payable for investments purchased	1,646,902	38,859
Increase (decrease) in management fees payable	(338,194)	379,709
Increase (decrease) in payable to Adviser	(134,040)	(646,911)
Increase (decrease) in administrator and custodian fees payable	697,373	578,364
Increase (decrease) in professional fees payable	79,509	541,875
Increase (decrease) in accrued tax liability	(162,033)	(18,539)
Increase (decrease) in incentive fee payable	(317,076)	90,431
Increase (decrease) in directors’ fees payable	64,991	—
Increase (decrease) in transfer agent fees payable	(367)	4,501
Increase (decrease) in trustee fees payable	42,724	—
Increase (decrease) in interest and borrowing expenses payable	5,898,063	(293,976)
Increase (decrease) in accrued expenses and other liabilities	(6,442)	114,020
Net cash provided by (used for) operating activities	(67,907,109)	(78,109,585)

Cash flows from financing activities
Issuance of common stock	38,993,605	46,074,834
Contribution of Non-Controlling Interest into ABPCIC Equity Holdings, LLC	4,641	7,553
Repurchase of common stock	(16,055,057)	(15,159,114)
Distributions paid	(14,333,194)	(12,430,765)
Financing costs paid	(1,460,305)	(2,941,678)
Borrowings on notes	—	163,000,000
Repayments of notes	—	(171,750,000)
Borrowings on credit facility	257,250,000	321,050,000
Repayments of credit facility	(221,000,000)	(239,500,000)
Repayments on secured borrowings	—	(2,845,117)
Net cash provided by (used for) financing activities	43,399,690	85,505,713
Net increase (decrease) in cash	(24,507,419)	7,396,128
Cash and cash equivalents, beginning of period	105,808,043	52,178,854
Cash and cash equivalents, end of period	$81,300,624	$59,574,982

Supplemental and non-cash financing activities
Cash paid during the period for interest	$27,829,025	$36,414,261
Issuance of common shares pursuant to distribution reinvestment plan	$17,232,754	$15,178,941
State taxes paid	$141,769	$396,618

See Notes to Consolidated Financial Statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 262.09%								(1)(2)(3)(4)(12)
U.S. Corporate Debt — 247.94%
1st Lien/Senior Secured Debt — 247.68%
123.Net, LLC	Diversified Telecommunication Services	Term Loan	7.91% (S + 4.25%)	7/19/2029	4,331,058	4,302,370	4,287,748	(15)
123.Net, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	7.97% (S + 4.25%)	7/19/2029	1,823,601	1,811,678	1,805,365	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.99% (S + 5.25%; 0.75% Floor)	12/22/2027	3,160,262	3,135,540	3,160,262	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.74% (S + 5.00%; 0.75% Floor)	12/22/2027	2,036,626	2,015,990	2,036,626	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	8.99% (S + 5.25%; 0.75% Floor)	12/22/2027	6,256,100	6,220,991	6,256,100	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.99% (S + 5.25%; 0.75% Floor)	12/22/2027	6,332,837	6,287,464	6,332,837	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/22/2027	-	(3,966)	-	(6)(7)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.65% (S + 5.00%; 0.75% Floor)	12/6/2029	429,286	425,697	429,286	(6)(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	1,358,548	1,348,290	1,351,756	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(922)	-	(6)(7)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	10,380,177	10,298,298	10,328,276	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.66% (S + 5.00%; 0.75% Floor)	12/6/2029	440,337	436,703	438,136	(15)
Admiral Buyer, Inc.	Financial Services	Revolver	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(10,251)	(7,008)	(6)(7)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,469,532	3,460,182	3,469,532	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	2,168,458	2,163,128	2,168,458	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/31/2027	-	(1,165)	-	(6)(7)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,459,046	3,443,428	3,459,046	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	2,197,621	2,182,795	2,197,621	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	8.64% (S + 5.00%; 1.00% Floor)	9/10/2030	8,258,822	8,196,567	8,134,940	(15)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	8.64% (S + 5.00%; 1.00% Floor)	9/10/2030	885,040	875,677	866,408	(6)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.64% (S + 5.00%; 1.00% Floor)	9/10/2030	1,925,351	1,906,097	1,896,470	(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.64% (S + 5.00%; 1.00% Floor)	9/10/2030	1,315,294	1,305,274	1,295,565	(15)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	12/31/2026	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2026	346,322	345,024	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2026	1,260,321	1,082,011	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	12/31/2026	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2026	949,042	817,051	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	12/31/2026	2,682,124	2,278,901	-	(16)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.08% (S + 5.25%; 1.00% Floor)	9/16/2027	3,270,956	3,246,695	3,254,602	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.08% (S + 5.25%; 1.00% Floor)	9/16/2027	2,533,577	2,510,851	2,520,909	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.08% (S + 5.25%; 1.00% Floor)	9/16/2027	2,068,355	2,059,958	2,058,013	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.08% (S + 5.25%; 1.00% Floor)	9/16/2027	5,101,248	5,078,286	5,075,742	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/16/2027	-	(3,638)	(4,319)	(6)(7)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.08% (S + 5.25%; 1.00% Floor)	9/16/2027	2,841,938	2,827,092	2,827,729	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	9/16/2027	-	(91,368)	(17,192)	(6)(7)
AppViewX, Inc.	Software	Term Loan	8.99% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,654,883	14,366,856	(15)
AppViewX, Inc.	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	(14,529)	(50,783)	(6)(7)
AppViewX, Inc.	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	(33,393)	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Term Loan	7.88% (S + 4.15%; 0.50% Floor)	7/28/2031	4,018,743	3,987,616	4,018,743	(15)
Artifact Bidco, Inc.	Industrial Conglomerates	Delayed Draw Term Loan	—% (S + 4.15%; 0.50% Floor)	7/28/2031	-	(3,545)	-	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(3,208)	-	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(1,570)	-	(6)(7)
Azara Healthcare, LLC	Health Care Technology	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	5/13/2032	12,169,750	11,992,143	11,987,203	(15)
Azara Healthcare, LLC	Health Care Technology	Delayed Draw Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	5/13/2032	-	(43,153)	(43,153)	(6)(7)
Azara Healthcare, LLC	Health Care Technology	Revolver	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	5/13/2032	-	(26,641)	(27,255)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	3/19/2031	3,120,916	3,085,513	3,050,695	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	3/19/2031	-	(11,557)	(25,599)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	3/19/2031	7,092,991	7,014,558	6,933,399	(15)
Bastille Buyer, Inc	Health Care Technology	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	4/30/2032	8,807,613	8,679,235	8,675,498	(15)
Bastille Buyer, Inc	Health Care Technology	Revolver	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	4/30/2032	-	(23,341)	(24,021)	(6)(7)
Bastille Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	4/30/2032	-	(46,683)	(48,042)	(6)(7)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	4/22/2032	12,741,374	12,546,325	12,613,960	(15)
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	4/22/2032	-	(26,799)	(9,170)	(6)(7)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	4/22/2032	-	(23,608)	(16,191)	(6)(7)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	12/31/2026	921,297	592,339	-	(16)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	12/31/2026	803,652	547,758	-	(16)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	12/31/2026	644,339	435,555	-	(16)
Bonterra LLC	Diversified Consumer Services	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	3/5/2032	9,778,010	9,694,167	9,680,230	(15)
Bonterra LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	3/5/2032	1,065,090	1,056,381	1,054,439
Bonterra LLC	Diversified Consumer Services	Revolver	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	3/5/2032	213,552	204,396	202,874	(6)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	4/18/2033	13,564,687	13,429,040	13,429,040	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	4/18/2033	850,211	820,276	823,141	(6)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Revolver	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	4/18/2033	-	(17,174)	(17,693)	(6)(7)
Brightspot Buyer, Inc.	Media	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	11/16/2027	1,448,598	1,437,656	1,423,248	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	11/16/2027	5,215,571	5,189,223	5,124,299	(15)
Brightspot Buyer, Inc.	Media	Revolver	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	11/16/2027	113,382	109,973	101,477	(6)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Revolver	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	8/26/2030	253,552	239,352	115,683	(6)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Delayed Draw Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	8/26/2030	1,628,381	1,610,970	1,414,446	(6)(15)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	8/26/2030	15,847,025	15,727,236	14,698,116	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	6/30/2028	605,254	599,667	602,227	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	6/30/2028	4,534,703	4,511,492	4,512,030	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	—% (S + 4.75%; 0.75% Floor)	6/30/2028	-	(3,066)	(2,945)	(6)(7)
Businessolver.com, Inc.	Professional Services	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	12/3/2032	9,108,880	9,104,666	8,926,703	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(2,908)	(22,175)	(6)(7)
Businessolver.com, Inc.	Professional Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(2,590)	(11,287)	(6)(7)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	8.99% (S + 5.25%; 1.00% Floor)	11/23/2027	3,227,540	3,199,801	3,227,540	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	8.99% (S + 5.25%; 1.00% Floor)	11/23/2027	84,127	80,792	84,127	(6)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	8.99% (S + 5.25%; 1.00% Floor)	11/23/2027	385,046	382,458	385,046	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	8.99% (S + 5.25%; 1.00% Floor)	11/23/2027	862,289	855,744	862,289	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	8.99% (S + 5.25%; 1.00% Floor)	11/23/2027	3,396,748	3,366,913	3,396,748	(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	8.99% (S + 5.25%; 1.00% Floor)	11/23/2027	3,425,975	3,399,809	3,425,975	(15)
Caregiver 2, Inc.	Health Care Providers & Services	Term Loan	9.87% (S + 6.25%; 2.00% Floor)	7/2/2029	5,510,188	5,415,559	5,303,555	(15)
Caregiver 2, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.87% (S + 6.25%; 2.00% Floor)	7/2/2029	1,107,647	1,089,836	1,066,110	(15)
Caregiver 2, Inc.	Health Care Providers & Services	Term Loan	9.87% (S + 6.25%; 2.00% Floor)	5/12/2028	170,160	166,092	170,160	(15)
Caregiver 2, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 6.25%; 2.00% Floor)	5/12/2028	-	(2,034)	-	(6)(7)
Cerifi, LLC	Banks	Term Loan	9.49% (S + 5.75%; 1.00% Floor)	3/31/2028	15,501,547	15,398,905	14,920,239	(15)
Cerifi, LLC	Banks	Revolver	9.49% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,103,830	1,066,249
Choice Health at Home, LLC	Health Care Providers & Services	Term Loan	8.62% (S + 5.00%; 1.00% Floor)	6/30/2028	2,212,766	2,208,985	2,212,766	(15)
Choice Health at Home, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.62% (S + 5.00%; 1.00% Floor)	6/30/2028	3,112,439	3,099,457	3,112,439	(15)
Choice Health at Home, LLC	Health Care Providers & Services	Term Loan	8.62% (S + 5.00%; 1.00% Floor)	6/30/2028	541,875	534,648	541,875	(15)
CHV Holdings LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.99% (S + 6.25%; 1.00% Floor)	3/27/2029	5,435,836	5,352,867	5,055,328	(15)
CHV Holdings LLC	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 6.25%; 1.00% Floor)	3/27/2029	-	(17,041)	(86,908)	(6)(7)
Coding Solutions Acquisition, Inc.	Health Care Technology	Term Loan	8.64% (S + 5.00%; 0.75% Floor)	8/7/2031	8,077,963	8,036,607	8,017,378	(15)
Coding Solutions Acquisition, Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(4,539)	(782)	(6)(7)
Coding Solutions Acquisition, Inc.	Health Care Technology	Revolver	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(7,734)	(5,275)	(6)(7)
Contruent Intermediate Company	Construction & Engineering	Term Loan	9.41% (S + 5.75%; 0.75% Floor)	11/14/2031	7,433,794	7,332,336	7,229,365	(15)
Contruent Intermediate Company	Construction & Engineering	Delayed Draw Term Loan	9.41% (S + 5.75%; 0.75% Floor)	11/14/2031	171,549	171,549	147,961	(6)
Contruent Intermediate Company	Construction & Engineering	Revolver	—% (S + 5.25%; 0.75% Floor)	11/14/2031	-	(7,694)	(15,725)	(6)(7)
Coretelligent Intermediate LLC	IT Services	Term Loan	9.51% (S + 5.50%; 1.00% Floor)	10/21/2027	6,891,073	6,867,049	6,477,609
Coretelligent Intermediate LLC	IT Services	Delayed Draw Term Loan	9.51% (S + 5.50%; 1.00% Floor)	10/21/2027	3,291,912	3,279,662	3,094,397	(15)
Coretelligent Intermediate LLC	IT Services	Revolver	10.58% (S + 5.50%; 1.00% Floor)	10/21/2027	886,495	881,927	810,509	(6)
Coupa Holdings, LLC	Software	Term Loan	8.91% (S + 5.25%; 0.75% Floor)	2/27/2030	10,405,467	10,239,694	10,405,467	(15)
Coupa Holdings, LLC	Software	Delayed Draw Term Loan	8.89% (S + 5.25%; 0.75% Floor)	2/27/2030	948,020	937,838	948,020
Coupa Holdings, LLC	Software	Revolver	8.89% (S + 5.25%; 0.75% Floor)	2/27/2029	483,927	475,762	483,927	(6)
Crewline Buyer, Inc.	IT Services	Term Loan	10.41% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,384,842	13,353,433	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Crewline Buyer, Inc.	IT Services	Revolver	—% (S + 6.75%; 1.00% Floor)	11/8/2030	-	(21,486)	(27,330)	(6)(7)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	2/10/2032	15,103,993	14,975,852	14,952,953	(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Revolver	8.42% (S + 4.75%; 0.75% Floor)	2/10/2032	220,267	206,919	204,533	(6)(8)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(18,931)	-	(6)(7)(8)
Datacor, Inc.	Chemicals	Term Loan	10.14% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/11/2030	25,162,156	25,069,061	24,973,440	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	—% (S + 6.00%; 1.00% Floor)	3/11/2030	-	(9,736)	(15,793)	(6)(7)
Datacor, Inc.	Chemicals	Revolver	10.14% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/11/2030	431,560	409,307	413,088	(6)
Dearborn TopCo, LLC	Software	Revolver	10.60% (S + 6.00%; 1.00% Floor)	5/22/2029	364,022	355,758	355,621	(6)
Dearborn TopCo, LLC	Software	Term Loan	9.66% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,323,130	7,335,353	(15)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Term Loan	—% (S + 6.25%; 1.00% Floor)	12/31/2026	2,793,660	1,511,867	537,221	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Revolver	—% (1.00% Floor)	12/31/2026	434,393	233,153	83,534	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (1.00% Floor)	12/31/2026	550,380	120,253	105,838	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (1.00% Floor)	12/31/2026	294,070	165,594	56,550	(5)(16)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	12/16/2031	15,864,642	15,667,762	15,626,672	(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	—% (S + 4.75%; 0.75% Floor)	12/16/2031	-	(28,203)	(36,147)	(6)(7)
Dispatchtrack, LLC	Air Freight & Logistics	Term Loan	8.24% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,838,424	9,849,936	(15)
Dispatchtrack, LLC	Air Freight & Logistics	Revolver	—% (S + 4.50%; 1.00% Floor)	12/17/2026	-	(311)	-	(6)(7)
DLRdmv, LLC	Automobiles	Term Loan	8.87% (S + 5.25%; 1.00% Floor)	5/7/2032	5,980,838	5,928,372	5,980,838	(15)
DLRdmv, LLC	Automobiles	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(3,387)	-	(6)(7)
DLRdmv, LLC	Automobiles	Revolver	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(6,757)	-	(6)(7)
Dorado Buyer LLC	Software	Term Loan	9.98% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,729,067	6,650,054	6,476,727	(15)
Dorado Buyer LLC	Software	Delayed Draw Term Loan	9.98% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	56,885	56,625	54,752
Dorado Buyer LLC	Software	Revolver	9.98% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	394,976	389,349	370,853	(6)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Term Loan	9.64% (S + 1.00%; 0.75% Floor; 5.00% PIK)	6/26/2030	15,762,913	15,494,506	15,329,433	(15)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Revolver	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(8,434)	(27,743)	(6)(7)
Eagan Parent, Inc	Professional Services	Term Loan	7.89% (S + 4.25%; 0.50% Floor)	9/8/2032	14,257,773	14,192,764	13,936,973	(15)
Eagan Parent, Inc	Professional Services	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(7,868)	(71,289)	(6)(7)
Eagan Parent, Inc	Professional Services	Revolver	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(8,411)	(42,773)	(6)(7)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.14% (S + 5.50%; 0.75% Floor)	11/8/2029	4,960,491	4,922,626	4,873,683	(15)
EET Buyer, Inc.	Construction & Engineering	Delayed Draw Term Loan	9.14% (S + 5.50%; 0.75% Floor)	11/8/2029	1,506,006	1,502,651	1,482,451	(6)(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.14% (S + 5.50%; 0.75% Floor)	11/8/2029	6,614,350	6,582,541	6,498,598	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	—% (S + 5.50%; 0.75% Floor)	11/8/2029	-	(5,813)	(18,141)	(6)(7)
EET Buyer, Inc.	Construction & Engineering	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	11/8/2029	-	(9,300)	(12,471)	(6)(7)
Einstein Parent, Inc.	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	1/22/2031	-	(16,294)	(29,320)	(6)(7)
Einstein Parent, Inc.	Software	Term Loan	8.91% (S + 5.25%; 0.75% Floor)	1/22/2031	10,306,433	10,138,326	10,023,006	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Engage2Excel, Inc.	Professional Services	Term Loan	10.99% (S + 7.25%; 1.00% Floor)	7/2/2029	6,632,474	6,570,194	6,532,987	(15)
Engage2Excel, Inc.	Professional Services	Revolver	11.85% (S + 7.25%; 1.00% Floor)	7/2/2029	429,982	423,868	420,768	(6)
Exterro, Inc.	Software	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	6/1/2027	2,721,081	2,715,837	2,666,659	(15)
Exterro, Inc.	Software	Revolver	—% (S + 5.75%; 1.00% Floor)	6/1/2027	-	(6,066)	(22,157)	(6)(7)
Exterro, Inc.	Software	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	6/1/2027	5,633,620	5,631,923	5,520,948	(15)
Exterro, Inc.	Software	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	6/1/2027	4,371,851	4,347,694	4,284,414	(15)
Exterro, Inc.	Software	Delayed Draw Term Loan	—% (S + 5.75%; 1.00% Floor)	6/1/2027	-	(3,768)	(21,130)	(6)(7)
Exterro, Inc.	Software	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	6/1/2027	6,212,406	6,196,420	6,088,158	(15)
Firebird Midco, Inc	Automobiles	Term Loan	9.14% (S + 2.50%; 0.75% Floor; 3.00% PIK)	7/18/2030	6,859,420	6,797,617	6,756,529	(15)
Firebird Midco, Inc	Automobiles	Revolver	8.64% (S + 5.00%; 0.75% Floor)	7/18/2030	307,130	296,650	288,702	(6)
Firebird Midco, Inc	Automobiles	Term Loan	9.64% (S + 2.75%; 0.75% Floor; 3.25% PIK)	7/18/2030	966,925	952,517	954,838	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	8.50% (S + 4.25%; 0.75% Floor; 0.50% PIK)	12/17/2026	13,312,578	13,284,599	13,212,734	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	8.50% (S + 4.25%; 0.75% Floor; 0.50% PIK)	12/17/2026	406,612	406,555	403,562	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	—% (0.75% Floor)	12/17/2026	34,453	-	34,195	(15)
FirstEnroll LLC	Insurance	Term Loan	8.39% (S + 4.75%; 1.00% Floor)	9/19/2031	12,436,653	12,269,260	12,187,920	(15)
FirstEnroll LLC	Insurance	Revolver	—% (S + 4.75%; 1.00% Floor)	9/19/2031	-	(9,502)	(14,534)	(6)(7)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	10/29/2030	9,413,240	9,368,969	9,389,707	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	8.48% (S + 4.75%; 0.75% Floor)	10/29/2030	2,047,317	2,033,555	2,042,199	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	8.48% (S + 4.75%; 0.75% Floor)	10/29/2029	356,834	353,945	354,239	(6)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	10/29/2030	759,527	755,368	757,628	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	8.48% (S + 4.75%; 0.75% Floor)	10/29/2030	3,070,009	3,049,871	3,062,334	(15)
Fullsteam Operations, LLC	Diversified Consumer Services	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	8/8/2031	10,017,013	9,928,447	9,791,630	(15)
Fullsteam Operations, LLC	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(14,272)	(58,433)	(6)(7)
Fullsteam Operations, LLC	Diversified Consumer Services	Revolver	8.87% (S + 5.25%; 0.75% Floor)	8/8/2031	361,725	352,228	336,683	(6)
Fusion Holding, Corp.	Software	Term Loan	10.16% (S + 4.50%; 0.75% Floor; 2.00% PIK)	9/14/2029	16,538,687	16,363,246	15,298,286	(15)
Fusion Holding, Corp.	Software	Revolver	12.96% (S + 6.25%; 0.75% Floor)	9/15/2028	382,726	375,078	279,028	(6)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.17% (S + 5.50%; 2.00% Floor)	12/23/2031	3,811,554	3,750,689	3,744,852
Garnett Station Partners, LLC	Financial Services	Revolver	9.14% (S + 5.50%; 2.00% Floor)	12/23/2031	879,589	865,544	864,197
GH Parent Holdings Inc.	Real Estate Management & Development	Delayed Draw Term Loan	8.89% (S + 5.25%; 1.00% Floor)	5/4/2029	6,048,159	6,029,039	5,927,196	(15)
GH Parent Holdings Inc.	Real Estate Management & Development	Delayed Draw Term Loan	8.89% (S + 5.25%; 1.00% Floor)	5/4/2029	1,075,770	1,065,830	1,053,319	(6)(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.48% (S + 5.75%; 1.00% Floor)	9/1/2028	14,507,975	14,371,976	14,326,625	(15)
Greenhouse Software, Inc.	Professional Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(5,578)	(7,556)	(6)(7)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.48% (S + 5.75%; 1.00% Floor)	9/1/2028	12,376,845	12,318,934	12,222,134	(15)
Greenhouse Software, Inc.	Professional Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(3,184)	(15,403)	(6)(7)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.48% (S + 5.75%; 0.75% Floor)	6/1/2029	10,549,955	10,454,166	10,523,580	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.48% (S + 5.75%; 0.75% Floor)	6/1/2029	3,416,853	3,376,742	3,416,853	(6)(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.48% (S + 5.75%; 0.75% Floor)	6/1/2029	5,331,605	5,293,450	5,318,276	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.48% (S + 5.75%; 0.75% Floor)	6/1/2029	6,702,083	6,651,752	6,685,328	(15)
Gryphon-Redwood Acquisition LLC	Software	Term Loan	13.68% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	4,093,191	4,059,089	3,960,162
Gryphon-Redwood Acquisition LLC	Software	Delayed Draw Term Loan	13.68% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	1,751,825	1,704,163	1,694,891
GS AcquisitionCo, Inc.	Professional Services	Term Loan	8.98% (S + 5.25%; 1.00% Floor)	5/25/2028	9,778,361	9,760,897	9,167,214	(15)
GS AcquisitionCo, Inc.	Professional Services	Revolver	8.98% (S + 5.25%; 1.00% Floor)	5/25/2028	700,319	698,124	656,518	(6)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw Term Loan	8.98% (S + 5.25%; 0.75% Floor)	5/25/2028	118,694	118,557	112,165
Heartland PPC Buyer LLC	Commercial Services & Supplies	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	12/12/2029	5,524,597	5,454,401	5,455,539	(15)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Revolver	9.37% (S + 4.75%; 0.75% Floor)	12/12/2029	525,618	510,053	508,019	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.48% (S + 4.75%; 0.75% Floor)	12/12/2029	1,858,383	1,843,638	1,835,153	(15)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.48% (S + 4.75%; 0.75% Floor)	12/12/2029	33,738	25,289	18,994	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	12/12/2029	607,561	602,427	599,967
HIG Operations Holdings, INC	Insurance	Term Loan	8.14% (S + 4.50%; 1.00% Floor)	6/11/2031	10,988,220	10,988,220	10,988,220	(15)
HireVue, Inc.	Professional Services	Term Loan	11.41% (S + 7.75%; 1.00% Floor)	5/3/2029	12,740,713	12,562,406	11,434,790	(15)
HireVue, Inc.	Professional Services	Revolver	11.49% (S + 7.75%; 1.00% Floor)	5/3/2029	1,663,006	1,643,009	1,492,548
HireVue, Inc.	Professional Services	Delayed Draw Term Loan	11.49% (S + 7.75%; 1.00% Floor)	5/3/2029	828,412	828,412	601,828	(6)
HITRUST Services, LLC	Health Care Technology	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	3/15/2032	10,281,308	10,193,010	10,229,901	(15)
HITRUST Services, LLC	Health Care Technology	Revolver	—% (S + 4.50%; 0.75% Floor)	3/14/2031	-	(19,046)	(12,096)	(6)(7)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.63% (S + 5.75%; 1.00% Floor)	10/15/2027	6,212,871	6,167,303	6,212,871	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.63% (S + 5.75%; 1.00% Floor)	10/15/2027	767,105	757,541	767,105	(6)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.63% (S + 5.75%; 1.00% Floor)	10/15/2027	2,524,346	2,512,973	2,524,346	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.63% (S + 5.75%; 1.00% Floor)	10/15/2027	1,596,550	1,589,456	1,596,550	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.75%; 1.00% Floor)	10/15/2027	-	(1,358)	-	(6)(7)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.63% (S + 5.75%; 1.00% Floor)	10/15/2027	2,372,947	2,359,745	2,372,947	(15)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Term Loan	8.39% (S + 4.75%; 0.75% Floor)	3/31/2032	5,925,121	5,865,870	5,865,870	(15)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.39% (S + 4.75%; 0.75% Floor)	3/31/2032	448,388	430,132	432,374	(6)(15)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Revolver	—% (S + 4.75%; 0.75% Floor)	3/31/2032	-	(6,137)	(6,406)	(6)(7)
Hyscaleix Data Centers Holdings LLC	IT Services	Term Loan	9.14% (S + 5.50%; 1.00% Floor)	1/29/2031	5,958,721	5,875,468	5,884,237	(15)
Hyscaleix Data Centers Holdings LLC	IT Services	Revolver	—% (S + 5.50%; 1.00% Floor)	1/29/2031	-	(11,068)	(10,065)	(6)(7)
Joink, LLC	Diversified Telecommunication Services	Revolver	9.39% (S + 5.75%; 1.00% Floor)	10/4/2030	727,761	719,927	713,205
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.39% (S + 5.75%; 1.00% Floor)	10/4/2030	6,847,621	6,762,893	6,699,132	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	9.39% (S + 5.75%; 1.00% Floor)	10/4/2030	10,212,907	10,098,644	10,008,649	(15)
JS Parent, Inc.	Software	Term Loan	8.41% (S + 4.75%; 0.75% Floor)	4/24/2031	5,364,117	5,343,740	5,350,707	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
JS Parent, Inc.	Software	Revolver	—% (S + 4.75%; 0.75% Floor)	4/24/2031	-	(1,828)	(1,321)	(6)(7)
Juniper Square, Inc.	Financial Services	Term Loan	9.39% (S + 5.75%; 0.75% Floor)	11/6/2031	12,035,566	11,926,456	11,975,388	(15)
Juniper Square, Inc.	Financial Services	Revolver	—% (S + 5.75%; 0.75% Floor)	11/6/2031	-	(10,734)	(6,018)	(6)(7)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	9.39% (S + 5.75%; 0.75% Floor)	11/6/2031	1,203,557	1,173,811	1,203,557	(6)(15)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	9.39% (S + 5.75%; 0.75% Floor)	11/6/2031	305,163	305,163	305,163	(6)
Kalkomey Borrower, LLC	Leisure Products	Term Loan	8.48% (S + 4.75%; 1.00% Floor)	6/18/2031	8,994,476	8,886,261	8,904,531	(15)
Kalkomey Borrower, LLC	Leisure Products	Revolver	—% (S + 4.75%; 1.00% Floor)	6/18/2031	-	(15,736)	(14,647)	(6)(7)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.14% (S + 4.50%; 0.75% Floor)	3/12/2032	10,473,119	10,387,834	10,342,205	(15)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(6,071)	(10,267)	(6)(7)
KPA Parent Holdings, Inc	Automobiles	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(8,503)	(12,952)	(6)(7)
Krispy Krunchy Foods, L.L.C.	Food Products	Term Loan	8.24% (S + 4.50%; 1.00% Floor)	11/17/2027	4,400,578	4,379,641	4,400,578	(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	—% (S + 5.25%; 1.00% Floor)	12/23/2030	-	(22,049)	(3,806)	(6)(7)(8)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	3/31/2031	8,442,703	8,336,956	8,442,703	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.89% (S + 5.25%; 0.75% Floor)	3/31/2031	6,668,434	6,600,290	6,668,434	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 0.75% Floor)	3/31/2031	-	(17,273)	-	(6)(7)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	3/31/2031	8,221,280	8,151,515	8,221,280	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.39% (S + 4.75%; 0.75% Floor)	3/31/2031	1,634,264	1,606,262	1,589,693	(6)
LeadVenture, Inc.	Automobile Components	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	6/23/2032	19,175,585	18,918,874	18,504,440	(15)
LeadVenture, Inc.	Automobile Components	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	6/23/2032	1,778,690	1,743,635	1,659,407	(6)
LeadVenture, Inc.	Automobile Components	Revolver	8.48% (S + 5.00%; 0.75% Floor)	6/23/2032	96,974	73,316	32,572	(6)
Level Data, LLC	Software	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	3/5/2031	7,468,997	7,407,149	7,282,273	(15)
Level Data, LLC	Software	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	3/5/2031	-	(9,440)	(48,091)	(6)(7)
Level Data, LLC	Software	Revolver	9.18% (S + 5.50%; 0.75% Floor)	3/5/2031	601,131	594,053	578,589	(6)
Lightspeed Buyer, Inc.	Health Care Technology	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	2/6/2032	12,958,433	12,830,944	12,828,849	(15)
Lightspeed Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	2/6/2032	-	(27,091)	(29,011)	(6)(7)
Lightspeed Buyer, Inc.	Health Care Technology	Revolver	8.39% (S + 4.75%; 0.75% Floor)	2/6/2032	618,910	600,849	599,569	(6)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.64% (S + 5.00%; 0.75% Floor)	11/24/2031	6,962,657	6,906,762	6,788,591	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	8.65% (S + 5.00%; 0.75% Floor)	11/24/2031	7,961,241	7,897,503	7,762,210	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/24/2031	-	(15,542)	(49,983)	(6)(7)
Lotus HPI Buyer, Inc	Health Care Technology	Term Loan	10.09% (S + 6.25%; 1.00% Floor)	1/21/2030	12,276,882	12,070,975	10,619,503	(15)
Lotus HPI Buyer, Inc	Health Care Technology	Revolver	10.09% (S + 6.25%; 1.00% Floor)	1/21/2030	879,163	851,135	624,834	(6)
Magaya Corporation	Air Freight & Logistics	Term Loan	9.48% ( 0.75% Floor; 5.75% PIK)	7/26/2030	3,848,614	3,821,057	3,742,777	(15)
Magaya Corporation	Air Freight & Logistics	Delayed Draw Term Loan	9.48% ( 0.75% Floor; 5.75% PIK)	7/26/2030	148,491	139,610	93,066	(6)(15)
Magaya Corporation	Air Freight & Logistics	Revolver	11.5% ( 0.75% Floor; 4.75% PIK)	7/26/2030	784,891	778,040	758,915	(6)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	8.98% (S + 5.25%; 1.00% Floor)	9/7/2029	6,532,560	6,532,560	6,532,560	(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	-	-	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Mavenlink, Inc.	Professional Services	Term Loan	9.31% (S + 5.50%; 0.75% Floor)	6/1/2029	12,997,483	12,877,607	12,575,065	(15)
Mavenlink, Inc.	Professional Services	Revolver	9.29% (S + 5.50%; 0.75% Floor)	6/1/2029	1,231,782	1,224,835	1,168,481	(6)
MBS Holdings, Inc.	Diversified Telecommunication Services	Revolver	8.72% (S + 5.00%; 1.00% Floor)	4/16/2027	194,834	192,187	194,834	(6)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.74% (S + 5.00%; 1.00% Floor)	4/16/2027	767,417	762,288	767,417	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.74% (S + 5.00%; 1.00% Floor)	4/16/2027	816,366	810,294	816,366	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.74% (S + 5.00%; 1.00% Floor)	4/16/2027	356,195	354,725	356,195	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.74% (S + 5.00%; 1.00% Floor)	4/16/2027	9,994,976	9,965,870	9,994,976	(15)
MedBridge Holdings, LLC	Health Care Technology	Term Loan	8.14% (S + 4.50%; 1.00% Floor)	12/23/2026	9,879,052	9,861,453	9,879,052	(15)
MedBridge Holdings, LLC	Health Care Technology	Revolver	—% (S + 4.50%; 1.00% Floor)	12/23/2026	-	(2,244)	-	(6)(7)
MedBridge Holdings, LLC	Health Care Technology	Term Loan	8.14% (S + 4.50%; 1.00% Floor)	12/23/2026	626,353	625,005	626,353	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.58% (S + 5.75%; 0.75% Floor)	9/30/2027	3,676,901	3,655,984	3,667,709	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	9.58% (S + 5.75%; 0.75% Floor)	9/30/2027	1,518,792	1,507,368	1,514,995	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	—% (S + 5.75%; 0.75% Floor)	9/30/2026	-	(300)	(728)	(6)(7)
MedMark Services, Inc.	Health Care Providers & Services	Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	4,625,067	4,589,747	3,688,491	(16)
MedMark Services, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	3,832,485	3,801,678	3,056,407	(16)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Term Loan	8.74% (S + 5.00%; 1.00% Floor)	10/22/2026	7,616,061	7,605,889	7,597,020	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Revolver	—% (S + 5.00%; 1.00% Floor)	10/22/2026	-	(645)	(1,701)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Delayed Draw Term Loan	8.74% (S + 5.00%; 1.00% Floor)	10/22/2026	1,293,648	1,291,973	1,290,414	(15)
Mist Holding Co.	Health Care Technology	Term Loan	8.64% (S + 5.00%; 0.75% Floor)	12/23/2030	4,836,131	4,797,578	4,824,040	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	8.64% (S + 5.00%; 0.75% Floor)	12/23/2030	2,714,386	2,693,997	2,707,600	(15)
Mist Holding Co.	Health Care Technology	Revolver	8.72% (S + 5.00%; 0.75% Floor)	12/23/2030	301,598	291,983	298,582	(6)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/23/2030	-	(10,684)	-	(6)(7)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.50% (S + 5.75%; 1.00% Floor)	2/15/2029	1,924,312	1,902,103	1,924,312	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.50% (S + 5.75%; 1.00% Floor)	2/15/2029	7,532,756	7,504,865	7,532,756	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	—% (S + 5.75%; 1.00% Floor)	2/15/2029	-	(1,417)	-	(6)(7)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	258,473	256,783	254,596	(15)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	299,053	297,650	294,567	(15)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	706,887	700,851	696,284	(15)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	2,662,931	2,657,140	2,622,987	(15)
Momentus Technologies, LLC	Leisure Products	Delayed Draw Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	315,943	315,215	311,204	(15)
Momentus Technologies, LLC	Leisure Products	Delayed Draw Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	676,978	676,978	666,823	(15)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	133,655	133,174	131,650	(15)
Momentus Technologies, LLC	Leisure Products	Delayed Draw Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	467,793	466,866	460,776	(15)
Momentus Technologies, LLC	Leisure Products	Revolver	—% (S + 4.75%; 1.00% Floor)	4/30/2029	-	(588)	(3,441)	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Moon Buyer, Inc.	Software	Revolver	—% (S + 4.50%; 0.75% Floor)	4/21/2031	-	(4,701)	-	(6)(7)
Moon Buyer, Inc.	Software	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	4/21/2031	16,007,899	15,959,356	16,007,899	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	8.23% (S + 4.50%; 0.75% Floor)	4/21/2031	561,530	560,873	561,530	(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	5/1/2031	6,122,918	6,027,433	6,122,918	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	9.50% (S + 5.75%; 1.00% Floor)	5/1/2031	1,390,886	1,352,850	1,390,886	(6)
Mr. Greens Intermediate, LLC	Food Products	Revolver	—% (S + 5.75%; 1.00% Floor)	5/1/2031	-	(18,444)	-	(6)(7)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	5/1/2031	1,438,216	1,419,767	1,438,216	(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	8.98% (S + 5.75%; 1.00% Floor)	5/1/2031	582,751	571,355	582,751	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	—% (S + 6.25%; 1.00% Floor)	5/1/2031	-	(13,220)	-	(6)(7)
MSM Acquisitions, Inc.	Media	Term Loan	—% (S + 6.00%; 1.00% Floor)	12/9/2026	8,358,360	8,311,293	5,767,268	(16)
MSM Acquisitions, Inc.	Media	Delayed Draw Term Loan	—% (S + 6.00%; 1.00% Floor)	12/9/2026	3,058,224	3,052,983	2,110,175	(16)
MSM Acquisitions, Inc.	Media	Revolver	—% (S + 6.00%; 1.00% Floor)	12/9/2026	1,282,364	1,237,655	884,831	(16)
MSM Acquisitions, Inc.	Media	Delayed Draw Term Loan	—% (S + 6.00%; 1.00% Floor)	12/9/2026	374,890	374,350	258,674	(16)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.24% (S + 5.50%; 1.00% Floor)	4/9/2029	8,599,742	8,493,410	8,363,249	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.24% (S + 5.50%; 1.00% Floor)	4/9/2029	7,593,536	7,562,238	7,384,714	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.24% (S + 5.50%; 1.00% Floor)	4/9/2029	593,208	591,393	576,895	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.24% (S + 5.50%; 1.00% Floor)	4/9/2029	484,109	478,196	434,185	(6)
MyKaarma Acquisition LLC	Automobiles	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	12/24/2030	8,906,050	8,846,987	8,839,254	(15)
MyKaarma Acquisition LLC	Automobiles	Revolver	—% (S + 4.50%; 0.75% Floor)	12/24/2030	-	(6,906)	(8,912)	(6)(7)
Nasuni Corporation	Software	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	9/10/2030	12,575,067	12,428,061	12,512,192	(15)
Nasuni Corporation	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	9/10/2030	-	(27,647)	(13,099)	(6)(7)
Nasuni Corporation	Software	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	9/10/2030	3,386,719	3,354,639	3,369,785	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.24% (S + 5.50%; 1.00% Floor)	3/17/2028	1,053,591	1,049,382	1,011,448	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.24% (S + 5.50%; 1.00% Floor)	3/17/2028	2,005,386	1,997,835	1,925,171	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.24% (S + 5.50%; 1.00% Floor)	3/17/2028	3,810,690	3,798,279	3,658,262	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.24% (S + 5.50%; 1.00% Floor)	3/17/2028	1,744,729	1,741,083	1,674,940	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	—% (S + 5.50%; 1.00% Floor)	3/17/2028	-	(1,864)	(24,169)	(6)(7)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.24% (S + 5.50%; 1.00% Floor)	3/17/2028	2,186,294	2,177,802	2,098,842	(15)
NC Topco, LLC	Banks	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	9/1/2031	11,265,445	11,182,383	11,265,445	(15)
NC Topco, LLC	Banks	Revolver	—% (S + 4.50%; 0.75% Floor)	9/1/2031	-	(9,630)	-	(6)(7)
NC Topco, LLC	Banks	Delayed Draw Term Loan	8.16% (S + 4.50%; 0.75% Floor)	8/29/2031	3,229,897	3,204,105	3,229,897	(15)
Netwrix Corporation	Software	Term Loan	8.39% (S + 4.75%; 0.75% Floor)	6/11/2029	12,233,192	12,222,927	11,713,281	(15)
Netwrix Corporation	Software	Revolver	—% (S + 4.75%; 0.75% Floor)	6/11/2029	-	(1,078)	(32,927)	(6)(7)
Netwrix Corporation	Software	Delayed Draw Term Loan	8.14% (S + 4.75%; 0.75% Floor)	6/11/2029	87,586	83,033	56,718	(6)
Netwrix Corporation	Software	Term Loan	8.39% (S + 4.75%; 0.75% Floor)	6/11/2029	202,178	202,178	193,585	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Next Holdco, LLC	Health Care Technology	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	11/12/2030	9,076,198	8,979,435	8,871,983	(15)
Next Holdco, LLC	Health Care Technology	Revolver	—% (S + 5.25%; 0.75% Floor)	11/9/2029	-	(7,567)	(20,105)	(6)(7)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.74% (S + 5.00%; 0.75% Floor)	9/6/2028	3,466,507	3,433,771	3,449,175	(15)
OPOC Acquisition, LLC	Insurance	Revolver	—% (S + 4.75%; 1.00% Floor)	12/20/2030	-	(7,214)	-	(6)(7)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	8.44% (S + 4.75%; 1.00% Floor)	12/20/2030	320,719	310,402	320,719	(6)
OPOC Acquisition, LLC	Insurance	Term Loan	8.44% (S + 4.75%; 1.00% Floor)	12/20/2030	6,462,857	6,385,839	6,462,857	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.13% (S + 5.25%; 1.00% Floor)	8/2/2027	4,954,930	4,954,930	4,954,930	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	-	-	(6)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.38% (S + 5.50%; 1.00% Floor)	8/2/2027	1,348,457	1,348,457	1,348,457	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.13% (S + 5.25%; 1.00% Floor)	8/2/2027	190,242	190,242	190,242	(6)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	(9,522)	-	(6)(7)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	7.98% (S + 4.25%; 0.75% Floor)	12/31/2032	16,292,821	16,139,857	16,170,625	(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	—% (S + 4.25%; 0.75% Floor)	12/31/2032	-	(20,520)	(16,569)	(6)(7)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	9/7/2032	12,664,199	12,549,808	12,537,557	(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.16% (S + 4.50%; 0.75% Floor)	9/3/2032	182,284	170,945	169,524	(6)
PDI TA Holdings, Inc	Specialty Retail	Term Loan	9.66% (S + 3.50%; 0.75% Floor; 2.50% PIK)	2/3/2031	11,722,174	11,666,060	11,223,981	(15)
PDI TA Holdings, Inc	Specialty Retail	Revolver	9.16% (S + 5.50%; 0.75% Floor)	2/3/2031	943,575	937,350	903,473
Penn TRGRP Holdings LLC	Capital Markets	Term Loan	11.48% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,746	7,170,662	6,863,046	(15)
Penn TRGRP Holdings LLC	Capital Markets	Revolver	10.48% (S + 6.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	738,041	725,200	677,416	(6)
Penn TRGRP Holdings LLC	Capital Markets	Delayed Draw Term Loan	11.48% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	810,484	810,484	749,503	(6)(15)
Pharmalogic Holdings Corp	Pharmaceuticals	Term Loan	8.64% (S + 5.00%; 1.00% Floor)	6/21/2030	20,224,329	19,999,588	20,123,207	(15)
Pharmalogic Holdings Corp	Pharmaceuticals	Delayed Draw Term Loan	8.64% (S + 5.00%; 1.00% Floor)	6/21/2030	4,831,690	4,772,441	4,814,410	(6)(15)
Pieper Memorial, LLC	Health Care Providers & Services	Term Loan	8.62% (S + 5.00%; 1.00% Floor)	11/2/2028	2,020,505	2,006,884	2,010,402	(15)
Pieper Memorial, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.62% (S + 5.00%; 1.00% Floor)	11/2/2028	6,833,145	6,788,217	6,796,685	(6)(15)
Pieper Memorial, LLC	Health Care Providers & Services	Term Loan	8.62% (S + 5.00%; 1.00% Floor)	11/2/2028	996,924	990,462	991,939	(15)
Pieper Memorial, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(36,153)	-	(6)(7)
Pieper Memorial, LLC	Health Care Providers & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(7,713)	(4,934)	(6)(7)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	1/4/2027	5,029,795	5,035,147	4,765,731	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Revolver	11.39% (S + 5.75%; 1.00% Floor)	1/4/2027	246,049	246,049	213,755	(6)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	1/4/2027	276,744	276,744	262,215	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	1/4/2027	374,913	374,076	355,230	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.41% (S + 5.75%; 1.00% Floor)	1/4/2027	331,331	331,331	313,936	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	1/4/2027	142,739	142,739	135,245	(15)
Point Quest Group, Inc	Health Care Providers & Services	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	11/13/2031	17,159,518	17,002,660	16,987,922	(15)
Point Quest Group, Inc	Health Care Providers & Services	Delayed Draw Term Loan	8.48% (S + 4.75%; 0.75% Floor)	11/13/2031	344,053	330,827	337,522	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Point Quest Group, Inc	Health Care Providers & Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(14,025)	(15,678)	(6)(7)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.18% (S + 5.25%; 1.00% Floor)	7/17/2028	7,351,257	7,306,101	7,351,257	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.18% (S + 5.25%; 1.00% Floor)	7/17/2028	793,565	782,819	793,565	(6)
QualDerm Partners, LLC	Health Care Providers & Services	Term Loan	9.51% (S + 5.75%; 0.75% Floor)	12/8/2028	5,921,121	5,806,816	5,639,867	(15)
QualDerm Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.51% (S + 5.75%; 0.75% Floor)	12/8/2028	686,155	655,955	653,562
QualDerm Partners, LLC	Health Care Providers & Services	Revolver	9.83% (S + 4.00%; 0.75% Floor)	12/8/2028	376,387	375,060	369,666	(6)
Quest Analytics Inc.	Health Care Technology	Term Loan	7.98% (S + 4.25%; 0.50% Floor)	11/10/2032	15,505,772	15,435,046	15,311,950	(15)
Quest Analytics Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(15,389)	(68,908)	(6)(7)
Quest Analytics Inc.	Health Care Technology	Revolver	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(12,311)	(34,454)	(6)(7)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.18% (S + 6.50%; 1.00% Floor)	11/12/2030	9,984,913	9,895,669	9,885,063	(15)
Quirch Foods Holdings, LLC	Food Products	Delayed Draw Term Loan	—% (S + 6.50%; 1.00% Floor)	11/12/2030	-	(4,590)	(5,178)	(6)(7)
Race Finco, LLC	Diversified Telecommunication Services	Term Loan	9.39% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,095,528	9,017,587	(15)
Race Finco, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.75%; 1.00% Floor)	8/16/2029	-	(5,733)	(10,671)	(6)(7)
Race Finco, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.39% (S + 5.75%; 1.00% Floor)	8/16/2029	8,308,128	8,220,505	8,147,219	(6)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	11/20/2028	15,055,839	14,938,360	15,018,199	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	—% (S + 4.75%; 0.75% Floor)	11/18/2027	-	(5,704)	(2,998)	(6)(7)
RCP Encore Acquisition, Inc.	Health Care Providers & Services	Term Loan	—% (S + 5.00%; 1.00% Floor)	12/31/2026	2,830,530	2,763,163	28,305	(16)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/19/2028	-	(11,774)	-	(6)(7)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.23% (S + 5.50%; 1.00% Floor)	6/20/2028	10,166,916	10,088,817	10,166,916	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.23% (S + 5.50%; 1.00% Floor)	6/19/2028	5,623,751	5,530,673	5,623,751	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.23% (S + 5.50%; 1.00% Floor)	6/19/2028	4,216,583	4,139,370	4,216,583	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	8.73% (S + 5.00%; 1.00% Floor)	5/30/2031	20,757,581	20,657,577	20,601,899	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	—% (S + 5.00%; 1.00% Floor)	5/30/2031	-	(12,377)	(18,385)	(6)(7)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	9/30/2031	6,363,900	6,287,087	6,363,900	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	8.23% (S + 4.50%; 0.75% Floor)	9/30/2031	309,640	295,232	309,640	(6)(8)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	—% (S + 4.50%; 0.75% Floor)	3/30/2031	-	(8,225)	-	(6)(7)(8)
Saab Purchaser, Inc.	Banks	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	11/12/2031	18,974,144	18,817,831	18,499,790	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	8.23% (S + 4.50%; 0.75% Floor)	11/12/2031	5,123,342	5,082,728	4,995,258	(15)
Saab Purchaser, Inc.	Banks	Revolver	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(20,918)	(67,483)	(6)(7)
Saab Purchaser, Inc.	Banks	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	11/12/2031	916,717	908,458	893,799	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(3,885)	(17,743)	(6)(7)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.14% (S + 4.50%; 1.00% Floor)	9/15/2028	3,912,008	3,873,377	3,912,008	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.14% (S + 4.50%; 1.00% Floor)	9/15/2028	1,657,379	1,640,137	1,657,379	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.14% (S + 4.50%; 1.00% Floor)	9/15/2028	380,761	377,941	380,761	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.14% (S + 4.50%; 1.00% Floor)	9/15/2028	16,887,550	16,704,568	16,887,550	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.14% (S + 4.50%; 1.00% Floor)	9/15/2028	3,443,291	3,405,038	3,443,291	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	—% (S + 4.50%; 1.00% Floor)	9/15/2028	-	(17,252)	-	(6)(7)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	8.39% (S + 4.75%; 0.75% Floor)	8/18/2032	15,402,782	15,262,949	15,402,782	(15)
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw Term Loan	8.39% (S + 4.75%; 0.75% Floor)	8/18/2032	747,033	730,048	747,033	(6)
Salisbury House, LLC	Diversified Consumer Services	Revolver	—% (S + 4.75%; 0.75% Floor)	8/18/2032	-	(18,230)	-	(6)(7)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/28/2028	157,046	153,439	157,046	(16)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	—% (S + 5.50%; 1.00% Floor)	6/28/2028	3,454,522	3,346,551	2,564,983	(16)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/28/2028	689,772	669,418	512,155	(15)(16)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/28/2028	628,095	608,734	466,361	(16)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/28/2028	5,961	39	5,961	(6)(16)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	—% (S + 5.50%; 1.00% Floor)	6/28/2028	1,639,524	1,601,869	1,639,524	(16)
Sapphire Software Buyer, Inc.	Software	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	9/30/2031	14,263,907	14,154,017	13,443,732	(15)
Sapphire Software Buyer, Inc.	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	9/30/2031	-	(13,053)	(99,116)	(6)(7)
Sauce Labs Inc	Software	Revolver	9.26% (S + 5.50%; 1.00% Floor)	8/16/2027	576,820	571,876	535,160	(6)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	1,959,372	1,951,917	1,895,693	(15)
Sauce Labs Inc	Software	Term Loan	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	7,637,608	7,599,282	7,389,386	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	867,714	864,942	839,513	(15)
Saviynt, Inc.	Software	Term Loan	9.39% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	20,513,522	20,347,451	20,513,522	(15)
Saviynt, Inc.	Software	Delayed Draw Term Loan	9.39% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	6,556,251	6,503,177	6,556,251	(15)
Saviynt, Inc.	Software	Revolver	—% (S + 3.00%; 1.00% Floor)	2/18/2030	-	(3,984)	-	(6)(7)
SCA Buyer, LLC	Pharmaceuticals	Term Loan	—% (S + 6.50%; 1.00% Floor)	1/20/2027	309,168	307,975	309,168	(16)
SCA Buyer, LLC	Pharmaceuticals	Revolver	—% (S + 6.50%; 1.00% Floor)	1/20/2027	649,663	643,814	230,630	(16)
SCA Buyer, LLC	Pharmaceuticals	Term Loan	—% (S + 6.50%; 1.00% Floor)	1/20/2027	3,978,961	3,937,641	1,412,531	(16)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Term Loan	9.24% (S + 5.50%; 0.75% Floor)	8/25/2028	10,715,390	10,640,787	10,527,871	(15)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.24% (S + 5.50%; 0.75% Floor)	8/25/2028	1,868,963	1,802,526	1,705,429	(6)(15)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Revolver	9.24% (S + 5.50%; 0.75% Floor)	8/25/2028	622,988	618,793	612,086
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	9.84% (S + 6.00%; 1.00% Floor)	2/6/2031	5,477,782	5,410,520	5,395,616	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	—% (S + 6.00%; 1.00% Floor)	2/6/2031	-	(7,059)	(9,130)	(6)(7)
Securonix, Inc	Software	Term Loan	11.92% (S + 4.00%; 0.75% Floor; 3.75% PIK)	4/5/2029	9,044,985	8,983,528	6,828,963
Securonix, Inc	Software	Revolver	10.66% (S + 7.00%; 0.75% Floor)	4/5/2029	512,779	504,704	135,886	(6)
Serrano Parent, LLC	Software	Term Loan	10.15% (S + 6.50%; 1.00% Floor)	5/13/2030	21,265,710	20,945,432	19,777,110	(15)
Serrano Parent, LLC	Software	Revolver	10.15% (S + 6.50%; 1.00% Floor)	5/13/2030	500,636	471,401	354,617	(6)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	9/30/2026	3,162,179	2,580,446	512,273	(16)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	9/30/2026	675,554	550,284	109,440	(16)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 7.50%; 1.00% Floor)	9/30/2026	-	(2,155)	-	(6)(7)(16)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Slipstream IT, LLC	Software	Term Loan	8.14% (S + 4.50%; 0.75% Floor)	8/1/2031	6,741,378	6,682,096	6,741,378	(15)
Slipstream IT, LLC	Software	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(4,821)	-	(6)(7)
Slipstream IT, LLC	Software	Revolver	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(9,624)	-	(6)(7)
Smile Brands, Inc.	Health Care Providers & Services	Term Loan	11.15% (S + 4.50%; 0.75% Floor; 1.50% PIK)	7/12/2029	1,665,271	1,627,778	1,332,217
Smile Brands, Inc.	Health Care Providers & Services	Revolver	10.49% (S + 5.00%; 0.75% Floor; 1.50% PIK)	7/12/2029	127,546	99,966	73,775	(6)
Smile Brands, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.82% (S + 4.50%; 0.75% Floor; 1.50% PIK)	7/12/2029	505,882	486,968	404,705
Soar Buyer, Inc.	Health Care Providers & Services	Term Loan	9.14% (S + 5.50%; 0.75% Floor)	5/20/2032	11,115,568	10,952,039	10,948,834	(15)
Soar Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	5/20/2032	-	(64,551)	(65,816)	(6)(7)
Soar Buyer, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.50%; 0.75% Floor)	5/20/2032	-	(25,820)	(26,326)	(6)(7)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.94% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,849,524	5,727,272	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	8.96% (S + 5.00%; 0.75% Floor)	6/12/2028	235,569	231,668	219,374	(6)
Stratus Networks, Inc.	Diversified Telecommunication Services	Term Loan	8.24% (S + 4.50%; 1.00% Floor)	12/15/2028	7,920,781	7,876,450	7,881,177	(15)
Stratus Networks, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	8.24% (S + 4.50%; 1.00% Floor)	12/15/2028	3,960,391	3,938,645	3,940,589	(15)
Stratus Networks, Inc.	Diversified Telecommunication Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/15/2028	-	(5,005)	(4,950)	(6)(7)
Stratus Networks, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	8.24% (S + 4.50%; 1.00% Floor)	12/15/2028	1,277,895	1,257,978	1,277,895	(6)(15)
SugarCrm, Inc.	Software	Term Loan	8.74% (S + 5.00%; 1.00% Floor)	7/30/2027	4,141,341	4,131,637	4,099,927	(15)
SugarCrm, Inc.	Software	Revolver	—% (S + 5.00%; 1.00% Floor)	7/30/2027	-	(551)	(3,102)	(6)(7)
SugarCrm, Inc.	Software	Term Loan	8.74% (S + 5.00%; 1.00% Floor)	7/30/2027	401,941	399,129	397,921	(15)
Sundance Group Holdings, Inc.	Software	Term Loan	8.48% (S + 4.75%; 1.00% Floor)	7/2/2029	19,675,935	19,675,935	19,626,745	(15)
Sundance Group Holdings, Inc.	Software	Revolver	8.48% (S + 4.75%; 1.00% Floor)	7/2/2029	192,019	181,727	184,219	(6)
Sundance Group Holdings, Inc.	Software	Term Loan	8.48% (S + 4.75%; 1.00% Floor)	7/2/2029	3,721,816	3,702,482	3,712,512	(15)
Sundance Group Holdings, Inc.	Software	Term Loan	8.48% (S + 4.75%; 1.00% Floor)	7/2/2029	5,161,112	5,149,753	5,148,209	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.73% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	15,736,087	15,604,777	14,319,839	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.73% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	3,612,458	3,589,474	3,287,337	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.23% (S + 4.50%; 0.75% Floor)	2/2/2032	783,680	767,442	601,272	(6)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	9.99% (S + 6.25%; 1.00% Floor)	5/31/2027	5,595,623	5,589,052	5,567,645	(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Revolver	9.92% (S + 6.25%; 1.00% Floor)	5/31/2027	109,426	109,426	106,441	(6)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.81% (S + 6.00%; 1.00% Floor)	6/30/2028	4,668,428	4,663,837	4,668,428	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Revolver	9.82% (S + 6.00%; 1.00% Floor)	6/30/2028	621,479	620,629	621,479	(6)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.81% (S + 6.00%; 1.00% Floor)	6/30/2028	1,100,920	1,100,320	1,100,920	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.81% (S + 6.00%; 1.00% Floor)	6/30/2028	1,674,185	1,673,237	1,674,185	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.81% (S + 6.00%; 1.00% Floor)	6/30/2028	1,662,608	1,662,608	1,662,608	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.79% (S + 6.00%; 1.00% Floor)	6/30/2028	3,118,632	3,112,658	3,118,632	(15)
TMA Buyer LLC	Software	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	4/30/2031	11,490,458	11,393,255	11,318,101	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	8.66% (S + 5.00%; 0.75% Floor)	4/30/2031	3,020,625	2,995,377	2,975,316	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
TMA Buyer LLC	Software	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	(4,682)	(6)(7)
TMA Buyer LLC	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	(9,767)	(18,124)	(6)(7)
ToolWatch Intermediate, LLC	Construction & Engineering	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	7/31/2030	12,899,463	12,755,358	12,738,220	(15)
ToolWatch Intermediate, LLC	Construction & Engineering	Delayed Draw Term Loan	9.16% (S + 5.50%; 0.75% Floor)	7/31/2030	1,228,520	1,228,520	1,213,164	(15)
ToolWatch Intermediate, LLC	Construction & Engineering	Revolver	—% (S + 5.50%; 0.75% Floor)	7/31/2030	-	(12,689)	(15,357)	(6)(7)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	6.75% (S + 3.00%; 1.00% Floor)	8/31/2029	25,020,920	24,973,820	25,025,219	(6)(15)
UFS, LLC	Banks	Term Loan	8.39% (S + 4.50%; 7.50% Floor)	10/14/2031	10,949,361	10,850,207	10,812,494	(15)
UFS, LLC	Banks	Revolver	—% (S + 4.50%; 7.50% Floor)	10/14/2031	-	(6,211)	(8,734)	(6)(7)
Unanet, Inc	Software	Term Loan	8.94% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,901,017	11,792,990	(15)
Unanet, Inc	Software	Delayed Draw Term Loan	8.94% (S + 5.25%; 0.75% Floor)	12/9/2030	2,703,844	2,676,717	2,646,987	(6)(15)
Unanet, Inc	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(18,013)	(36,113)	(6)(7)
Unanet, Inc	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,004)	(6,749)	(6)(7)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	11.35% (S + 4.75%; 0.75% Floor; 2.87% PIK)	3/12/2032	14,494,786	14,433,482	14,204,891	(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	—% (S + 4.75%; 0.75% Floor)	3/12/2032	-	(7,864)	(38,504)	(6)(7)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Revolver	8.64% (S + 5.00%; 0.75% Floor)	8/25/2031	346,200	339,367	339,276	(6)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.69% (S + 5.00%; 0.75% Floor)	8/25/2031	844,727	832,201	833,187	(6)(15)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Term Loan	8.62% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,953,070	5,955,787	(15)
Vectra AI, Inc.	Software	Revolver	—% (S + 5.25%; 1.00% Floor)	3/2/2028	-	-	(18,002)	(6)(7)
Vectra AI, Inc.	Software	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,554,427	8,447,193	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,145,067	1,110,061	(6)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	5/24/2028	1,996,703	1,984,098	1,976,736	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	5/24/2028	512,257	509,157	507,135	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	5/24/2028	20,772,914	20,670,404	20,565,185	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	8.89% (S + 5.25%; 0.75% Floor)	5/24/2028	5,770,254	5,747,715	5,712,551	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	—% (S + 5.25%; 0.75% Floor)	5/24/2028	-	(8,053)	(15,237)	(6)(7)
Venture Buyer LLC	Professional Services	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	3/1/2030	4,797,482	4,732,338	4,785,488	(15)
Venture Buyer LLC	Professional Services	Delayed Draw Term Loan	8.91% (S + 5.25%; 1.00% Floor)	3/1/2030	174,337	167,074	171,820	(6)
Venture Buyer LLC	Professional Services	Revolver	8.86% (S + 5.25%; 1.00% Floor)	3/1/2030	75,662	66,354	73,770	(6)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.24% (S + 6.50%; 1.00% Floor)	12/28/2027	1,257,026	1,257,026	1,231,100	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.24% (S + 6.50%; 1.00% Floor)	12/28/2027	15,416,509	15,336,304	15,262,344	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.24% (S + 6.50%; 1.00% Floor)	12/28/2027	1,821,742	1,799,335	1,803,524	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.24% (S + 6.50%; 1.00% Floor)	12/28/2027	1,387,067	1,376,110	1,369,729	(6)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Revolver	—% (S + 5.50%; 1.00% Floor)	6/11/2029	-	(5,587)	(5,600)	(6)(7)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Term Loan	9.19% (S + 5.50%; 1.00% Floor)	6/11/2031	1,873,375	1,849,099	1,845,274	(15)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/11/2031	-	(5,809)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Term Loan	9.19% (S + 5.50%; 1.00% Floor)	6/11/2031	4,106,912	4,095,443	4,045,309	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	3/21/2031	5,653,672	5,590,248	5,611,270	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	3/21/2031	5,653,672	5,592,826	5,611,270	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.00%; 0.75% Floor)	3/21/2030	-	(13,193)	(10,601)	(6)(7)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	3/21/2031	5,044,147	4,990,319	5,023,474	(6)(15)
Waldo Buyer, LLC	Diversified Telecommunication Services	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	4/1/2033	11,379,375	11,268,771	11,265,581	(15)
Waldo Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	4/1/2033	-	(15,677)	(16,256)	(6)(7)
Waldo Buyer, LLC	Diversified Telecommunication Services	Revolver	—% (S + 4.50%; 0.75% Floor)	4/1/2033	-	(18,813)	(19,508)	(6)(7)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	7.94% (S + 4.25%; 1.00% Floor)	10/2/2028	1,855,144	1,845,501	1,855,144	(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	7.92% (S + 4.25%; 1.00% Floor)	10/2/2028	1,498,714	1,493,816	1,498,714	(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	—% (S + 4.25%; 1.00% Floor)	10/2/2028	-	(1,141)	-	(6)(7)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	7.94% (S + 4.25%; 1.00% Floor)	10/2/2028	6,073,194	6,067,051	6,073,194	(15)
Wealth Enhancement Group, LLC	Financial Services	Revolver	—% (S + 4.25%; 1.00% Floor)	10/2/2028	-	-	-	(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	7.94% (S + 4.25%; 1.00% Floor)	10/2/2028	1,324,145	1,322,747	1,324,145	(15)
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Term Loan	10.06% (S + 6.25%; 1.00% Floor)	3/17/2028	11,073,361	10,992,685	10,713,477	(15)
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.05% (S + 6.25%; 1.00% Floor)	3/17/2028	1,483,151	1,476,546	1,434,949
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Revolver	10.06% (S + 6.25%; 1.00% Floor)	3/17/2028	1,253,284	1,239,912	1,212,552
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Term Loan	9.23% (S + 5.50%; 0.75% Floor)	1/17/2030	6,553,500	6,474,014	6,520,732	(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.23% (S + 5.50%; 0.75% Floor)	1/17/2030	3,691,004	3,645,313	3,672,549	(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Revolver	9.23% (S + 5.50%; 0.75% Floor)	1/17/2030	491,205	471,336	481,622	(6)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.23% (S + 5.50%; 0.75% Floor)	1/17/2030	2,596,190	2,557,813	2,580,228	(6)(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Term Loan	9.23% (S + 5.50%; 0.75% Floor)	1/17/2030	3,343,249	3,295,355	3,326,533
Your Part-Time Controller, LLC	Professional Services	Term Loan	8.14% (S + 4.50%; 1.00% Floor)	11/14/2029	12,419,765	12,291,015	12,419,765	(15)
Your Part-Time Controller, LLC	Professional Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/14/2029	-	(9,815)	-	(6)(7)
Zendesk, Inc.	Software	Delayed Draw Term Loan	8.72% (S + 5.00%; 0.75% Floor)	11/22/2028	2,168,150	2,160,335	2,151,889	(15)
Zendesk, Inc.	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	(10,295)	(6)(7)
Zendesk, Inc.	Software	Term Loan	8.72% (S + 5.00%; 0.75% Floor)	11/22/2028	13,448,099	13,448,099	13,347,238	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	8.72% (S + 5.00%; 0.75% Floor)	11/22/2028	1,138,003	1,128,904	1,129,468
Total U.S. 1st Lien/Senior Secured Debt						1,887,718,809	1,836,790,629

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.26%
Symplr Software, Inc.	Health Care Technology	Term Loan	11.63% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,107,049	1,901,860
Total U.S. 2nd Lien/Junior Secured Debt						3,107,049	1,901,860
Total U.S. Corporate Debt						1,890,825,858	1,838,692,489

Canada Corporate Debt — 2.60%
1st Lien/Senior Secured Debt — 2.60%
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.64% (S + 5.00%; 0.75% Floor)	5/10/2032	9,587,283	9,503,554	9,299,664	(8)(15)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw Term Loan	10.47% (S + 5.00%; 0.75% Floor)	5/10/2032	630,737	610,361	525,105	(6)(8)(15)
Syntax Systems Ltd.	Industrial Conglomerates	Term Loan	8.49% (S + 4.75%; 0.75% Floor)	10/27/2028	8,439,464	8,408,968	8,312,872	(8)(15)
Syntax Systems Ltd.	Industrial Conglomerates	Term Loan	8.49% (S + 4.75%; 0.75% Floor)	10/30/2028	1,176,376	1,173,335	1,158,730	(8)(15)
Total Canadian 1st Lien/Senior Secured Debt						19,696,218	19,296,371
Total Canadian Corporate Debt						19,696,218	19,296,371

Luxembourg Corporate Debt — 1.36%
1st Lien/Senior Secured Debt — 1.36%
SumUp Holdings Luxembourg	Specialty Retail	Delayed Draw Term Loan	9.16% (S + 5.50%; 1.50% Floor)	5/23/2031	10,088,201	10,029,582	10,088,201	(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						10,029,582	10,088,201
Total Luxembourg Corporate Debt						10,029,582	10,088,201

United Kingdom Corporate Debt — 2.63%
1st Lien/Senior Secured Debt — 2.63%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	12/23/2030	19,523,019	19,238,710	19,474,212	(8)(15)
Total United Kingdom 1st Lien/Senior Secured Debt						19,238,710	19,474,212
Total United Kingdom Corporate Debt						19,238,710	19,474,212

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock — 1.00%							(18)
Alphasense, LLC	Series C Preferred	Capital Markets	6/1/2021	119,806	369,843	1,823,109	(8)
Avant NewCo Holdings, L.P.	Class A Units	Diversified Telecommunication Services	12/31/2025	375,804	375,804	479,454
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Health Care Providers & Services	12/23/2019	65,614	349,977	194,467
Datarobot, Inc.	Series E	Software	8/31/2019	38,190	289,278	66,794
Datarobot, Inc.	Series F	Software	10/27/2020	6,715	88,248	20,001
Degreed, Inc.	Series C-1 Preferred	Professional Services	6/19/2019	43,819	278,541	164,228
Degreed, Inc.	Series D Preferred	Professional Services	4/30/2021	16,943	278,308	236,955
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software	6/23/2022	738	719,791	1,078,770
Ntiva Investments, LLC	Class A Preferred Units	Technology Hardware, Storage & Peripherals	1/24/2022	333,937	272,826	365,890
Phenom People, Inc.	Series C Preferred	Professional Services	1/10/2020	35,055	220,610	584,365
Raken Topco, LP	Class A Preferred Units	Construction & Engineering	8/29/2025	66,435	66,435	57,308	(8)
Swyft Parent Holdings LP	Preferred Units	Software	2/7/2022	850,470	758,389	434,810
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Health Care Technology	11/30/2018	1,196	1,160,531	1,783,467
Vectra AI, Inc.	Series F Preferred	Software	5/28/2021	17,064	131,095	132,175
Total U.S. Preferred Stock					5,359,676	7,421,793

France Preferred Stock — 0.03%
Content Square SAS	Series F Preferred	Software	11/30/2023	27,976	206,755	202,781	(8)
Total France Preferred Stock					206,755	202,781

U.S. Common Stock — 0.99%
Advantage AVP Parent Holdings, L.P.	Units	Health Care Providers & Services	9/24/2021	34,492	34,492	31,215
Artemis Investor Holdings, LLC	Class A Units	Leisure Products	1/22/2021	38,551	385,509	384,691	(8)
Brightspot Holdco, LLC	Non-Voting Common Units	Media	11/16/2021	433,207	433,207	272,472
CL Services Acquisition, LLC	Common Units	Commercial Services & Supplies	3/31/2025	405,787	628,970	894,406	(8)
CN Co-Invest, LP	Units	IT Services	10/31/2023	811,572	811,572	919,511	(11)
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Professional Services	11/14/2021	138,390	138,390	262,713
Community Based Care Holdings, LP	Senior Common Units	Health Care Providers & Services	1/3/2022	180	179,861	390,244
GSV Medsuite Investments, LLC	Class A Units	Health Care Technology	12/22/2021	86,555	85,705	72,617
GSV Vehlo Investments, LLC	Class A Units	Automobiles	5/20/2022	150,297	119,998	155,247
Leeds FEG Investors, LLC	Class A Units	Diversified Consumer Services	11/20/2017	320	321,309	231,821
Moon Topco, L.P.	Units	Software	4/19/2021	1,772	17,719	58,463
MyKaarma Holdings LP	Class A Common Units	Automobiles	3/18/2022	257,031	257,031	316,689
Nepcore Parent Holdings LLC	Units	IT Services	10/21/2021	98	97,884	-
Netskope, Inc.	Class B Common Stock	Software	1/27/2020	36,144	686,736	395,415	(9)
Neutral Connect, LLC	Units	Wireless Telecommunication Services	9/27/2019	396,513	439,931	87,261
NP/AB Care Holdings, L.P.	Class A Units	Health Care Providers & Services	12/17/2025	939	938,815	942,484	(8)
Ntiva Investments, LLC	Class A Common Units	Technology Hardware, Storage & Peripherals	1/24/2022	333,937	61,110	19,507
Ranger Lexipol Holdings, LLC	Class A-1 Units	Commercial Services & Supplies	11/18/2021	437	359,487	550,257
Ranger Lexipol Holdings, LLC	Class B Units	Commercial Services & Supplies	11/18/2021	434	77,470	57,724
REP AOM Holdings, LLC	Class A Units	Pharmaceuticals	2/15/2022	290,393	-	1,443
REP Coinvest III AGP Blocker, L.P.	Earn Out	Health Care Providers & Services	10/14/2021	32,293	-	5,748
REP Coinvest III OMNI, L.P.	Units	Air Freight & Logistics	2/4/2021	193,770	53,301	54,256	(17)
REP Coinvest III TEC, L.P.	Class A Units	Professional Services	6/18/2020	167,509	190,658	109,528
REP RO Coinvest IV-A, L.P.	Class A Units	Transportation Infrastructure	12/28/2022	66,441,840	664,418	234,340
RFCN Parent, LP	Class A Units	Health Care Providers & Services	6/18/2021	77	78,284	141,418
SBS Super Holdings, LLC	Class A Voting Units	Health Care Providers & Services	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Health Care Providers & Services	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software	9/30/2022	337,841	953,133	487,865
Stripe, Inc.	Class B Common Stock	Financial Services	5/17/2021	4,158	166,854	270,686
Swyft Parent Holdings LP	Common Units	Software	2/7/2022	4,485	53,048	-
Total U.S. Common Stock					8,234,902	7,348,021

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
France Common Stock — 0.05%
Content Square SAS	Ordinary Shares	Software	11/30/2023	78,527	416,757	370,053	(8)
Total France Common Stock					416,757	370,053

Luxembourg Common Stock — 0.14%
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software	10/18/2024	770,000	843,179	1,042,897	(8)
Total Luxembourg Common Stock					843,179	1,042,897

U.S. Warrants — 0.40%
Alphasense, LLC	Series B Warrants	Capital Markets	6/2/2020	201,972	35,185	2,805,409	(8)
Degreed, Inc.	Series D Warrants	Professional Services	4/11/2021	7,624	-	197
Degreed, Inc.	Common Warrants	Professional Services	8/31/2022	9,374	41,527	4,214
Scylla DB Ltd	Series C-1 Warrants	Technology Hardware, Storage & Peripherals	9/9/2022	239,984	43,880	91,538
Vectra AI, Inc.	Warrants	Software	3/18/2021	35,156	58,190	73,703
Total U.S. Warrants					178,782	2,975,061

United Kingdom Warrants — 0.02%
Global WebIndex Holdings Limited	Warrants	Software	12/30/2020	11,776	159,859	166,278
Total United Kingdom Warrants					159,859	166,278

France Warrants — 0.00%
Content Square SAS	Indemnity Series F Shares Warrants	Software	11/30/2023	2,027	8,561	-	(8)
Total France Warrants					8,561	-

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 4.88%							(8)(18)
AB Equity Investors, L.P.	LP Interests			23,118,808	23,118,808	27,490,172	(11)
Falcon Co-Investment Partners, L.P.	Units			855,252	855,252	861,238	(11)
GHP E AGGREGATOR, LLC	Units			417,813	186,587	1,014,449	(11)
GHP-EIP Aggregator, LLC	Common Units			50,957	174,608	-
Greylion Slpstm Holdings LP	Limited Partnership Interests			605,989	605,989	654,468	(11)
GTCR A-1 Investors LP	Units			1,100,000	1,100,000	1,650,000	(11)
Magenta Blocker Aggregator LP	Units			821,396	676,978	837,003	(11)
Orangewood WWB Co-Invest, L.P.	Units			829,314	731,695	1,492,765	(11)
ORCP III TRITON CO-INVESTORS, L.P.	Units			341,592	-	-	(11)
OSS SPV LP	Units			393,055	381,076	589,583	(11)
Palms Co-Investment Partners D, L.P.	Units			261,450	261,450	295,438	(11)
QCS Co-Invest Aggregator, L.P.	Units			529,116	529,116	603,192	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units			541	368,990	679,894	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units			32,450	171,840	34,397	(11)
Total U.S. Investment Companies					29,162,389	36,202,599

Canada Investment Companies — 0.05%
GHP SPV-2, L.P.	Units			271,942	271,942	357,060	(8)(11)
Total Canada Investment Companies					271,942	357,060

Total Investments — (262.09%)					1,984,633,170	1,943,637,816

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 8.69%							(9)(13)(14)
Blackrock T Fund INST			3.54%	15,410,455	15,410,455	15,410,455	(15)
State Street Institutional US Government Money Market Fund			3.58%	8,509,462	8,509,462	8,509,462
US Bank MMDA GCTS			3.00%	40,516,341	40,516,341	40,516,341	(15)
Total Cash Equivalents					64,436,258	64,436,258

Cash — 2.27%
US Dollar					16,864,366	16,864,366	(13)
Total Cash					16,864,366	16,864,366
TOTAL CASH AND CASH EQUIVALENTS					81,300,624	81,300,624
LIABILITIES IN EXCESS OF OTHER ASSETS — (173.05%)						$(1,283,327,321)
NET ASSETS—100.00%						$741,611,119

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

(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of June 30, 2026, rates for 1M S, 3M S and 6M S are 3.65%, 3.73%, and 3.85%, respectively. As of June 30, 2026, the P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2026, the aggregate fair value of these securities was $115,768,801 or 5.68% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2026, the aggregate fair value of these securities was $19,526,884 or 2.63% of the Fund’s net assets.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value (“NAV”) as a practical expedient. Underlying investments are private equity entities generally created to aggregate capital for a single investment, with the exception of AB Equity Investors, L.P., which invests in multiple investments. These investments are generally not redeemable.
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $19,590,850; aggregate gross unrealized depreciation for federal income tax purposes is $60,586,204. Net unrealized depreciation is $40,995,354. As of June 30, 2026, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of June 30, 2026.
(15)
Position or portion thereof are pledged as collateral for the Collateralized Loan Obligations or Credit Facilities (as defined below). See Note 4 “Borrowings.”
(16)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(17)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(18)
Non-income producing investment, unless otherwise noted.

P - Prime

PIK - Payment-In-Kind

S - SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 254.85%								(1)(2)(3)(4)(12)
U.S. Corporate Debt — 240.45%
1st Lien/Senior Secured Debt — 240.10%
123.Net, LLC	Diversified Telecommunication Services	Term Loan	8.10% (S + 4.25%)	7/19/2029	4,331,058	4,298,072	4,276,920	(15)
123.Net, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.02% (S + 4.25%)	7/19/2029	1,201,297	1,187,540	1,178,502	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	3,176,329	3,143,908	3,176,329	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	12/22/2027	920,245	902,190	920,245	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	6,288,854	6,240,242	6,288,854	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	6,365,603	6,305,145	6,365,603	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/22/2027	-	(5,291)	-	(6)(7)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.77% (S + 5.00%; 0.75% Floor)	12/6/2029	431,509	426,979	431,509	(6)(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	1,365,427	1,353,879	1,358,600	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(1,053)	-	(6)(7)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	10,433,409	10,331,728	10,381,242	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	442,625	438,533	440,411	(15)
Admiral Buyer, Inc.	Financial Services	Revolver	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(12,942)	(7,008)	(6)(7)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,469,532	3,454,037	3,469,532	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	2,168,458	2,159,710	2,168,458	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/31/2027	-	(1,932)	-	(6)(7)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,459,046	3,433,182	3,459,046	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	1,605,954	1,585,483	1,605,954	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	8,300,745	8,232,242	8,176,234	(15)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	450,284	440,032	431,651	(6)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	(19,254)	(6)(7)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	1,321,971	1,310,950	1,302,141	(15)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	346,322	345,024	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	1,260,321	1,082,011	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	949,042	817,051	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	2,682,124	2,278,901	-	(16)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	3,287,507	3,254,015	3,287,507	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 0.75% Floor)	9/16/2027	2,387,175	2,363,792	2,387,175	(6)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,079,153	2,067,457	2,079,153	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	5,128,026	5,095,867	5,128,026	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/16/2027	-	(5,099)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,856,499	2,835,579	2,856,499	(15)
AppViewX, Inc.	Software	Term Loan	9.12% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,644,550	14,625,385	(15)
AppViewX, Inc.	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	(15,822)	(18,466)	(6)(7)
AppViewX, Inc.	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)
Artifact Bidco, Inc.	Industrial Conglomerates	Term Loan	7.82% (S + 4.15%; 0.50% Floor)	7/28/2031	4,018,743	3,985,135	4,018,743	(15)
Artifact Bidco, Inc.	Industrial Conglomerates	Delayed Draw Term Loan	—% (S + 4.15%; 0.50% Floor)	7/28/2031	-	(3,900)	-	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(3,614)	-	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(1,769)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	3,128,738	3,090,503	3,113,094	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	—% (S + 6.00%; 0.75% Floor)	3/19/2031	-	(12,759)	(5,689)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	7,110,768	7,026,063	7,075,214	(15)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	4/22/2032	12,805,562	12,597,443	12,709,521	(15)
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	4/22/2032	-	(29,012)	-	(6)(7)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	—% (S + 5.50%; 0.75% Floor)	4/22/2032	-	(25,581)	(12,143)	(6)(7)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	873,971	602,258	-	(16)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	753,961	548,638	-	(16)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	611,618	435,555	-	(16)
Bonterra LLC	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	3/5/2032	9,827,394	9,737,678	9,802,825	(15)
Bonterra LLC	Diversified Consumer Services	Delayed Draw Term Loan	8.68% (S + 4.75%; 0.75% Floor)	3/5/2032	1,067,760	1,058,295	1,065,090
Bonterra LLC	Diversified Consumer Services	Revolver	8.43% (S + 4.75%; 0.75% Floor)	3/5/2032	160,164	150,416	157,495	(6)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,225,422	2,202,683	2,225,422	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,014,951	1,000,888	1,014,951	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,050,668	2,019,979	2,050,668	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,901,796	4,855,424	4,901,796	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	951,077	943,136	951,077	(6)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	12/31/2027	-	(3,863)	-	(6)(7)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,863,823	4,813,856	4,863,823	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,609,764	4,574,505	4,609,764	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,682,258	2,673,580	2,682,258	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	3,770,848	3,753,606	3,770,848	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 5.00%; 1.00% Floor)	12/31/2027	-	(5,263)	-	(6)(7)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,433,749	1,426,869	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,180,607	5,137,338	(15)
Brightspot Buyer, Inc.	Media	Revolver	—% (S + 6.50%; 0.75% Floor)	11/16/2027	-	(4,572)	(10,204)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Revolver	9.18% (S + 5.50%; 0.75% Floor)	8/26/2030	380,329	364,745	351,804	(6)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	8/26/2030	810,785	795,237	787,014	(6)(15)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,715,599	15,609,320	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	608,357	600,992	608,357	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	4,558,260	4,529,178	4,558,260	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	117,784	113,976	117,784	(6)
Businessolver.com, Inc.	Professional Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/3/2032	9,108,880	9,104,341	9,063,336	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(3,132)	(3,168)	(6)(7)
Businessolver.com, Inc.	Professional Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(2,790)	(2,822)	(6)(7)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,244,007	3,207,102	3,244,007	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	189,287	184,722	189,287	(6)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	386,986	383,318	386,986	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,414,496	3,374,303	3,414,496	(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,443,624	3,408,270	3,443,624	(15)
CallTower, Inc.	Diversified Telecommunication Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	11/30/2028	4,878,514	4,804,521	4,878,514	(15)
CallTower, Inc.	Diversified Telecommunication Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/30/2028	-	(9,179)	-	(6)(7)
Caregiver 2, Inc.	Health Care Providers & Services	Term Loan	10.11% (S + 6.25%; 2.00% Floor)	7/2/2029	5,538,229	5,429,679	5,455,156	(15)
Caregiver 2, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.11% (S + 6.25%; 2.00% Floor)	7/2/2029	1,113,255	1,092,683	1,096,556	(15)
Cerifi, LLC	Banks	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	3/31/2028	15,582,260	15,451,717	15,270,615	(15)
Cerifi, LLC	Banks	Revolver	9.56% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,101,382	1,085,636
Choice Health at Home, LLC	Health Care Providers & Services	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	6/30/2028	2,226,255	2,218,761	2,220,690	(15)
Choice Health at Home, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.86% (S + 5.00%; 1.00% Floor)	6/30/2028	2,245,487	2,224,280	2,245,487	(6)(15)
CHV Holdings LLC	Technology Hardware, Storage & Peripherals	Term Loan	12.56% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	5,416,969	5,322,217	5,416,969	(15)
CHV Holdings LLC	Technology Hardware, Storage & Peripherals	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(20,136)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Health Care Technology	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/7/2031	8,118,968	8,074,113	8,118,968	(15)
Coding Solutions Acquisition, Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(4,977)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Health Care Technology	Revolver	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(8,481)	-	(6)(7)
Contruent Intermediate Company	Construction & Engineering	Term Loan	9.50% (S + 5.75%; 0.75% Floor)	11/14/2031	7,433,794	7,324,730	7,322,287	(15)
Contruent Intermediate Company	Construction & Engineering	Delayed Draw Term Loan	—% (S + 5.75%; 0.75% Floor)	11/14/2031	-	-	-	(6)
Contruent Intermediate Company	Construction & Engineering	Revolver	—% (S + 5.75%; 0.75% Floor)	11/14/2031	-	(8,577)	(8,577)	(6)(7)
Coretelligent Intermediate LLC	IT Services	Term Loan	9.69% (S + 5.75%; 1.00% Floor)	10/21/2027	6,891,073	6,858,670	6,512,064	(15)
Coretelligent Intermediate LLC	IT Services	Delayed Draw Term Loan	9.69% (S + 5.75%; 1.00% Floor)	10/21/2027	3,291,912	3,275,385	3,110,857	(15)
Coretelligent Intermediate LLC	IT Services	Revolver	10.86% (S + 5.75%; 1.00% Floor)	10/21/2027	886,495	880,302	816,842	(6)
Coupa Holdings, LLC	Software	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	2/27/2030	10,458,556	10,274,550	10,458,556	(15)
Coupa Holdings, LLC	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	2/27/2030	-	(7,186)	-	(6)(7)
Coupa Holdings, LLC	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	2/27/2029	-	(9,670)	-	(6)(7)
Crewline Buyer, Inc.	IT Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,364,293	13,625,952	(15)
Crewline Buyer, Inc.	IT Services	Revolver	—% (S + 6.75%; 1.00% Floor)	11/8/2030	-	(23,890)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/10/2032	15,103,993	14,967,323	14,990,713	(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Revolver	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(14,236)	(11,800)	(6)(7)(8)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(20,605)	-	(6)(7)(8)
Datacor, Inc.	Chemicals	Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	18,042,052	17,972,673	18,042,052	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	6,071,492	6,043,081	6,071,492	(15)
Datacor, Inc.	Chemicals	Revolver	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	777,223	775,550	777,223	(6)
Dearborn TopCo, LLC	Software	Revolver	9.71% (S + 6.00%; 1.00% Floor)	5/22/2029	224,013	214,358	221,913	(6)
Dearborn TopCo, LLC	Software	Term Loan	9.82% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,312,074	7,390,924	(15)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Term Loan	—% (S + 6.25%; 1.00% Floor)	3/31/2026	2,657,013	1,511,867	539,108	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Revolver	—% (S + 0.00%; 1.00% Floor)	3/31/2026	413,145	233,153	83,827	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 0.00%; 1.00% Floor)	3/31/2026	523,459	120,253	106,210	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 0.00%; 1.00% Floor)	3/31/2026	279,686	165,594	56,748	(5)(16)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/16/2031	15,944,969	15,733,118	15,865,244	(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	—% (S + 4.75%; 0.75% Floor)	12/16/2031	-	(30,775)	(12,049)	(6)(7)
Dispatchtrack, LLC	Air Freight & Logistics	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,826,103	9,849,936	(15)
Dispatchtrack, LLC	Air Freight & Logistics	Revolver	—% (S + 4.50%; 1.00% Floor)	12/17/2026	-	(643)	-	(6)(7)
DLRdmv, LLC	Automobiles	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	5/7/2032	6,011,044	5,954,839	5,980,989	(15)
DLRdmv, LLC	Automobiles	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(3,666)	-	(6)(7)
DLRdmv, LLC	Automobiles	Revolver	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(7,321)	(4,028)	(6)(7)
Dorado Buyer LLC	Software	Term Loan	9.92% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,616,320	6,530,161	6,417,830	(15)
Dorado Buyer LLC	Software	Delayed Draw Term Loan	9.95% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	55,870	42,739	43,454	(6)
Dorado Buyer LLC	Software	Revolver	9.92% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	388,359	381,960	369,259	(6)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Term Loan	9.97% (S + 1.00%; 0.75% Floor; 5.25% PIK)	6/26/2030	15,368,998	15,084,703	15,215,308	(15)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(10,098)	(10,088)	(6)(7)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Revolver	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(9,474)	(10,088)	(6)(7)
EAGAN PARENT, INC	Professional Services	Term Loan	7.98% (S + 4.25%; 0.50% Floor)	9/8/2032	14,257,773	14,188,899	14,186,484	(15)
EAGAN PARENT, INC	Professional Services	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(8,497)	(8,911)	(6)(7)
EAGAN PARENT, INC	Professional Services	Revolver	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(9,071)	(9,505)	(6)(7)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	4,985,995	4,935,335	4,948,600	(15)
EET Buyer, Inc.	Construction & Engineering	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	1,513,574	1,508,380	1,499,384	(6)(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	6,648,889	6,605,593	6,599,023	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	—% (S + 5.25%; 0.75% Floor)	11/8/2027	-	(7,937)	(7,775)	(6)(7)
Einstein Parent, Inc.	Software	Revolver	—% (S + 6.50%; 0.75% Floor)	1/22/2031	-	(18,042)	(23,989)	(6)(7)
Einstein Parent, Inc.	Software	Term Loan	10.35% (S + 6.50%; 0.75% Floor)	1/22/2031	10,306,433	10,124,488	10,074,538	(15)
Engage2Excel, Inc.	Professional Services	Term Loan	10.37% (S + 6.50%; 1.00% Floor)	7/2/2029	7,402,603	7,322,463	7,347,083	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Engage2Excel, Inc.	Professional Services	Revolver	11.19% (S + 6.50%; 1.00% Floor)	7/2/2029	429,982	423,029	425,375	(6)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	2,735,931	2,727,746	2,735,931	(15)
Exterro, Inc.	Software	Revolver	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(9,322)	-	(6)(7)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	5,664,034	5,655,770	5,664,034	(15)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	4,393,876	4,357,322	4,393,876	(15)
Exterro, Inc.	Software	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(5,789)	-	(6)(7)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	6,212,406	6,188,165	6,212,406	(15)
Firebird Midco, Inc	Automobiles	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,688,531	6,672,401	(15)
Firebird Midco, Inc	Automobiles	Revolver	—% (S + 5.00%; 0.75% Floor)	7/18/2030	-	(11,737)	(15,357)	(6)(7)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	8.33% (S + 4.25%; 0.75% Floor; 0.25% PIK)	12/17/2026	13,347,355	13,292,460	13,147,144	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	8.33% (S + 4.25%; 0.75% Floor; 0.25% PIK)	12/17/2026	407,596	407,596	401,482	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	—% (S + 0.00%; 0.75% Floor)	12/17/2026	34,453	-	33,937	(15)
FirstEnroll LLC	Insurance	Term Loan	8.46% (S + 4.75%; 1.00% Floor)	9/19/2031	12,499,149	12,318,613	12,374,158	(15)
FirstEnroll LLC	Insurance	Revolver	—% (S + 4.75%; 1.00% Floor)	9/19/2031	-	(10,388)	(7,267)	(6)(7)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	9,462,396	9,410,880	9,462,396	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.5% (S + 4.75%; 0.75% Floor)	10/29/2030	2,058,003	2,050,954	2,058,003	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	8.42% (S + 4.75%; 0.75% Floor)	10/29/2029	259,516	255,552	259,516	(6)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	763,493	758,436	763,493	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.5% (S + 4.75%; 0.75% Floor)	10/29/2030	3,085,874	3,062,613	3,085,874	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Term Loan	9.11% (S + 5.25%; 0.75% Floor)	8/8/2031	10,017,013	9,921,879	9,941,885	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(15,624)	(16,695)	(6)(7)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Revolver	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(10,408)	(8,348)	(6)(7)
Fusion Holding, Corp.	Software	Term Loan	9.92% (S + 6.25%; 0.75% Floor)	9/14/2029	16,388,209	16,187,431	15,691,710	(15)
Fusion Holding, Corp.	Software	Revolver	12% (S + 5.25%; 0.75% Floor)	9/15/2027	758,556	747,794	699,940	(6)
Galway Borrower LLC	Insurance	Revolver	8.18% (S + 4.50%; 0.75% Floor)	9/29/2028	77,670	75,220	76,560	(6)
Galway Borrower LLC	Insurance	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/29/2028	3,739,358	3,739,358	3,730,009	(15)
Galway Borrower LLC	Insurance	Delayed Draw Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/29/2028	281,142	280,849	281,142	(6)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	3,811,554	3,745,128	3,744,852
Garnett Station Partners, LLC	Financial Services	Revolver	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	879,589	864,260	864,197
GH PARENT HOLDINGS INC.	Real Estate Management & Development	Delayed Draw Term Loan	8.96% (S + 5.25%; 1.00% Floor)	5/4/2029	6,078,872	6,049,006	6,018,083	(15)
GH PARENT HOLDINGS INC.	Real Estate Management & Development	Delayed Draw Term Loan	8.96% (S + 5.25%; 1.00% Floor)	5/4/2029	179,069	172,050	171,559	(6)(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	14,507,975	14,342,245	14,507,975	(15)
Greenhouse Software, Inc.	Professional Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(6,834)	-	(6)(7)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	12,376,845	12,307,164	12,376,845	(15)
Greenhouse Software, Inc.	Professional Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(5,528)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	10,549,955	10,432,122	10,444,455	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	1,220,305	1,184,017	1,185,439	(6)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	5,331,605	5,284,209	5,278,289	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	6,702,083	6,639,450	6,635,063	(15)
Gryphon-Redwood Acquisition LLC	Software	Term Loan	13.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	4,008,474	3,965,284	3,858,157
Gryphon-Redwood Acquisition LLC	Software	Delayed Draw Term Loan	13.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	1,716,063	1,661,876	1,651,711
GS AcquisitionCo, Inc.	Professional Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	9,830,528	9,808,566	9,756,799	(15)
GS AcquisitionCo, Inc.	Professional Services	Revolver	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	259,564	256,862	254,308	(6)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw Term Loan	8.92% (S + 5.25%; 0.75% Floor)	5/25/2028	119,296	118,831	119,296	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/12/2029	5,552,856	5,474,327	5,497,327	(15)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Revolver	10.5% (S + 4.75%; 0.75% Floor)	12/12/2029	18,772	927	4,693	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.45% (S + 4.75%; 0.75% Floor)	12/12/2029	1,867,803	1,851,274	1,849,125	(15)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.48% (S + 4.75%; 0.75% Floor)	12/12/2029	33,908	24,243	24,078	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/12/2029	610,615	604,713	604,508
HIG Operations Holdings, INC	Insurance	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	6/11/2031	11,043,577	11,043,577	11,043,577	(15)
HireVue, Inc.	Professional Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	5/3/2029	12,675,559	12,469,519	11,503,070	(15)
HireVue, Inc.	Professional Services	Revolver	10.56% (S + 6.75%; 1.00% Floor)	5/3/2029	1,646,176	1,622,780	1,493,905
HITRUST Services, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/15/2032	10,281,308	10,187,278	10,178,495	(15)
HITRUST Services, LLC	Health Care Technology	Revolver	—% (S + 4.50%; 0.75% Floor)	3/14/2031	-	(21,016)	(24,191)	(6)(7)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	3,908,646	3,860,702	3,908,646	(6)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.75%; 1.00% Floor)	10/15/2027	-	(10,904)	-	(6)(7)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	2,537,563	2,521,889	2,537,563	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	1,604,848	1,595,007	1,604,848	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	11.5% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	36,143	38,012	(6)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	2,385,132	2,367,181	2,385,132	(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.00%; 1.00% Floor)	10/4/2030	-	(8,719)	(5,458)	(6)(7)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	4,664,339	4,584,971	4,621,914	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	10,212,907	10,087,562	10,136,310	(15)
JS Parent, Inc.	Software	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	4/24/2031	5,391,415	5,369,338	5,391,415	(15)
JS Parent, Inc.	Software	Revolver	—% (S + 4.75%; 0.75% Floor)	4/24/2031	-	(2,014)	-	(6)(7)
Juniper Square, Inc.	Financial Services	Term Loan	8.53% (S + 4.75%; 0.75% Floor)	11/6/2031	12,035,566	11,916,280	11,915,210	(15)
Juniper Square, Inc.	Financial Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(11,728)	(12,036)	(6)(7)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(26,388)	(27,080)	(6)(7)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	-	-	(6)
Kalkomey Borrower, LLC	Leisure Products	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	6/18/2031	9,040,249	8,923,164	8,949,847	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Kalkomey Borrower, LLC	Leisure Products	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	6/18/2031	-	(10,786)	(9,155)	(6)(7)
Kalkomey Borrower, LLC	Leisure Products	Revolver	—% (S + 5.00%; 1.00% Floor)	6/18/2031	-	(17,272)	(14,647)	(6)(7)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	3/12/2032	10,361,803	10,269,566	10,361,803	(15)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(6,581)	-	(6)(7)
KPA Parent Holdings, Inc	Automobiles	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(9,216)	-	(6)(7)
Krispy Krunchy Foods, L.L.C.	Food Products	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	11/17/2027	4,686,021	4,655,764	4,686,021	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	8,442,703	8,328,138	8,421,596	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	1,806,930	1,759,963	1,806,930	(6)(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 0.75% Floor)	3/31/2031	-	(19,044)	(4,301)	(6)(7)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	8,221,280	8,145,891	8,200,727	(15)
LeadVenture, Inc.	Automobile Components	Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	19,272,188	18,998,692	19,272,188	(15)
LeadVenture, Inc.	Automobile Components	Delayed Draw Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	1,211,395	1,177,409	1,211,395	(6)
LeadVenture, Inc.	Automobile Components	Revolver	8.57% (S + 4.75%; 0.75% Floor)	6/23/2032	368,009	342,430	368,009	(6)
Level Data, LLC	Software	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	7,468,997	7,402,012	7,394,307	(15)
Level Data, LLC	Software	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	3/5/2031	-	(10,411)	(12,023)	(6)(7)
Level Data, LLC	Software	Revolver	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	480,905	473,018	471,888	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	11/24/2031	6,997,646	6,937,083	6,945,163	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	8.85% (S + 5.00%; 0.75% Floor)	11/24/2031	6,429,837	6,367,534	6,369,857	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/24/2031	-	(16,930)	(14,995)	(6)(7)
Lotus HPI Buyer, Inc	Health Care Technology	Term Loan	10.46% (S + 6.25%; 1.00% Floor)	1/21/2030	12,339,679	12,109,751	10,889,767	(15)
Lotus HPI Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	—% (S + 6.25%; 1.00% Floor)	1/21/2030	-	(32,038)	(395,623)	(6)(7)
Lotus HPI Buyer, Inc	Health Care Technology	Revolver	10.23% (S + 6.25%; 1.00% Floor)	1/21/2030	1,883,921	1,851,966	1,662,560
Magaya Corporation	Air Freight & Logistics	Term Loan	9.42% (S + 0.00%; 0.75% Floor; 5.75% PIK)	7/26/2030	3,739,718	3,709,431	3,664,924	(15)
Magaya Corporation	Air Freight & Logistics	Delayed Draw Term Loan	9.42% (S + 0.00%; 0.75% Floor; 5.75% PIK)	7/26/2030	144,290	134,338	107,403	(6)(15)
Magaya Corporation	Air Freight & Logistics	Revolver	11.5% (S + 0.00%; 0.75% Floor; 4.75% PIK)	7/26/2030	682,497	674,985	663,933	(6)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	9/7/2029	6,565,889	6,565,889	6,565,889	(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	-	-	(6)
Mastery Acquisition Corp.	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	(4,158)	-	(6)(7)
Mavenlink, Inc.	Professional Services	Term Loan	9.49% (S + 5.50%; 0.75% Floor)	6/1/2029	12,997,483	12,847,519	12,672,546	(15)
Mavenlink, Inc.	Professional Services	Revolver	9.36% (S + 5.50%; 0.75% Floor)	6/1/2029	1,231,782	1,221,403	1,183,089	(6)
MBS Holdings, Inc.	Diversified Telecommunication Services	Revolver	—% (S + 5.00%; 1.00% Floor)	4/16/2027	-	(4,295)	(2,435)	(6)(7)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	771,363	763,015	769,434	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	820,552	810,903	818,501	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	357,998	355,648	357,103	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	10,047,581	10,000,685	10,022,462	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MedBridge Holdings, LLC	Health Care Technology	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	12/23/2026	11,917,944	11,874,730	11,917,944	(15)
MedBridge Holdings, LLC	Health Care Technology	Revolver	—% (S + 4.50%; 1.00% Floor)	12/23/2026	-	(4,568)	-	(6)(7)
MedBridge Holdings, LLC	Health Care Technology	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	12/23/2026	755,623	752,317	755,623	(15)
MediaLab Solutions, LLC	Health Care Technology	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/11/2031	7,848,102	7,773,416	7,769,621	(15)
MediaLab Solutions, LLC	Health Care Technology	Revolver	—% (S + 5.00%; 0.75% Floor)	8/11/2031	-	(7,206)	(7,698)	(6)(7)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	3,696,202	3,673,387	3,659,240	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	1,526,702	1,510,720	1,511,435	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	9.53% (S + 5.75%; 0.75% Floor)	9/30/2026	126,566	125,593	123,402	(6)
MedMark Services, Inc.	Health Care Providers & Services	Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	4,602,056	4,589,747	3,831,212	(16)
MedMark Services, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	3,813,418	3,801,678	3,174,670	(16)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Term Loan	8.81% (S + 5.00%; 1.00% Floor)	10/22/2026	7,655,473	7,628,652	7,636,334	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Revolver	—% (S + 5.00%; 1.00% Floor)	10/22/2026	-	(1,680)	(1,701)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Delayed Draw Term Loan	8.81% (S + 5.00%; 1.00% Floor)	10/22/2026	1,300,240	1,295,901	1,296,989	(15)
Mist Holding Co.	Health Care Technology	Term Loan	8.92% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,794,218	4,836,131	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	12/23/2030	2,714,386	2,691,793	2,714,386	(15)
Mist Holding Co.	Health Care Technology	Revolver	8.93% (S + 5.25%; 0.75% Floor)	12/23/2030	301,598	291,145	301,598	(6)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/23/2030	-	(11,838)	-	(6)(7)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	1,963,984	1,937,543	1,963,984	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	7,688,974	7,644,888	7,688,974	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	—% (S + 5.75%; 1.00% Floor)	2/15/2029	-	(2,542)	-	(6)(7)
Moon Buyer, Inc.	Software	Revolver	—% (S + 4.75%; 0.75% Floor)	4/21/2031	-	(7,489)	-	(6)(7)
Moon Buyer, Inc.	Software	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	16,090,295	16,012,920	16,090,295	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	564,440	563,375	564,440	(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	6,154,526	6,043,437	6,154,526	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	9.71% (S + 5.75%; 1.00% Floor)	5/1/2031	543,577	498,951	543,577	(6)
Mr. Greens Intermediate, LLC	Food Products	Revolver	9.65% (S + 5.75%; 1.00% Floor)	5/1/2031	537,047	515,420	537,047	(6)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	1,445,480	1,425,377	1,445,480	(15)
MSM Acquisitions, Inc.	Media	Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	8,377,385	8,330,168	6,890,399	(15)
MSM Acquisitions, Inc.	Media	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	3,065,881	3,052,582	2,521,687
MSM Acquisitions, Inc.	Media	Revolver	9.81% (S + 6.00%; 1.00% Floor)	12/9/2026	1,282,363	1,235,703	1,054,744
MSM Acquisitions, Inc.	Media	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	375,818	374,481	309,110
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	8,643,618	8,520,616	8,513,964	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	4/9/2029	-	(15,992)	(18,178)	(6)(7)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.49% (S + 5.50%; 1.00% Floor)	4/9/2029	7,633,189	7,590,831	7,518,691	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	596,289	592,870	587,345	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	602,716	591,696	575,485	(6)
MyKaarma Acquisition LLC	Automobiles	Term Loan	8.35% (S + 4.50%; 0.75% Floor)	12/24/2030	8,906,050	8,835,700	8,906,050	(15)
MyKaarma Acquisition LLC	Automobiles	Revolver	—% (S + 4.50%; 0.75% Floor)	12/24/2030	-	(8,918)	-	(6)(7)
Nasuni Corporation	Software	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	9/10/2030	12,575,067	12,414,034	12,417,879	(15)
Nasuni Corporation	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	9/10/2030	-	(30,853)	(32,748)	(6)(7)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,058,980	1,051,993	1,053,686	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	2,015,566	2,002,990	2,005,488	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	3,830,589	3,808,334	3,811,436	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,753,792	1,747,596	1,745,024	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	—% (S + 5.50%; 1.00% Floor)	3/17/2027	-	(3,115)	(3,021)	(6)(7)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	2,197,651	2,183,545	2,186,663	(15)
NC Topco, LLC	Banks	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	9/1/2031	11,321,430	11,230,277	11,321,430	(15)
NC Topco, LLC	Banks	Revolver	—% (S + 4.50%; 0.75% Floor)	9/1/2031	-	(10,524)	-	(6)(7)
NC Topco, LLC	Banks	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/29/2031	-	(13,149)	-	(6)(7)
Netwrix Corporation	Software	Term Loan	8.58% (S + 4.50%; 0.75% Floor)	6/11/2029	12,296,373	12,284,404	12,265,633	(15)
Netwrix Corporation	Software	Revolver	—% (S + 4.50%; 0.75% Floor)	6/11/2029	-	(1,261)	(1,937)	(6)(7)
Netwrix Corporation	Software	Delayed Draw Term Loan	8.32% (S + 4.50%; 0.75% Floor)	6/11/2029	88,028	82,963	88,028	(6)
Netwrix Corporation	Software	Term Loan	8.32% (S + 4.50%; 0.75% Floor)	6/11/2029	203,209	203,209	202,701	(15)
Next Holdco, LLC	Health Care Technology	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/12/2030	9,122,623	9,017,001	8,962,977	(15)
Next Holdco, LLC	Health Care Technology	Revolver	—% (S + 5.25%; 0.75% Floor)	11/9/2029	-	(8,673)	(15,637)	(6)(7)
OPOC Acquisition, LLC	Insurance	Revolver	—% (S + 5.00%; 1.00% Floor)	12/20/2030	-	(7,852)	(6,060)	(6)(7)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	8.87% (S + 5.00%; 1.00% Floor)	12/20/2030	181,796	171,219	178,009	(6)
OPOC Acquisition, LLC	Insurance	Term Loan	8.98% (S + 5.00%; 1.00% Floor)	12/20/2030	6,495,580	6,411,326	6,430,624	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	4,981,498	4,981,498	4,981,498	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	-	-	(6)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.32% (S + 5.50%; 1.00% Floor)	8/2/2027	1,355,372	1,355,372	1,355,372	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	191,217	191,217	191,217	(6)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	(13,834)	-	(6)(7)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	16,333,655	16,170,344	16,170,319	(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	220,924	198,840	198,832	(6)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/7/2032	12,727,998	12,605,577	12,600,718	(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.17% (S + 4.50%; 0.75% Floor)	9/3/2032	255,198	243,003	242,438	(6)
PDI TA Holdings, Inc	Specialty Retail	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	2/3/2031	11,708,397	11,646,648	11,532,771	(15)
PDI TA Holdings, Inc	Specialty Retail	Revolver	9.33% (S + 5.50%; 0.75% Floor)	2/3/2031	691,955	685,062	677,801	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Penn TRGRP Holdings LLC	Capital Markets	Term Loan	11.42% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,159,739	6,954,066	(15)
Penn TRGRP Holdings LLC	Capital Markets	Revolver	16.42% (S + 6.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	579,890	565,549	532,444	(6)
Penn TRGRP Holdings LLC	Capital Markets	Delayed Draw Term Loan	11.42% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	571,783	571,783	524,058	(6)(15)
Pharmalogic Holdings Corp	Pharmaceuticals	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	6/21/2030	20,327,514	20,078,854	20,327,514	(15)
Pharmalogic Holdings Corp	Pharmaceuticals	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	6/21/2030	1,386,922	1,340,029	1,386,922	(6)(15)
Pieper Memorial, LLC	Health Care Providers & Services	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	2,030,866	2,012,151	2,030,866	(15)
Pieper Memorial, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	6,860,976	6,799,453	6,860,976	(6)(15)
Pieper Memorial, LLC	Health Care Providers & Services	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	1,001,946	993,236	1,001,946	(15)
Pieper Memorial, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(43,806)	-	(6)(7)
Pieper Memorial, LLC	Health Care Providers & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(9,345)	-	(6)(7)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	5,056,621	5,049,532	4,942,847	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Revolver	11.74% (S + 5.75%; 1.00% Floor)	1/4/2027	210,900	210,892	197,059	(6)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	278,178	278,172	271,919	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	376,826	375,199	368,347	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	333,089	333,094	325,595	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	143,478	143,477	140,250	(15)
Point Quest Group, Inc	Health Care Providers & Services	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/13/2031	17,245,746	17,074,525	17,073,289	(15)
Point Quest Group, Inc	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(12,771)	(13,065)	(6)(7)
Point Quest Group, Inc	Health Care Providers & Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(15,326)	(15,678)	(6)(7)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	7,389,346	7,333,022	7,389,346	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	175,695	164,718	175,695	(6)
QualDerm Partners, LLC	Health Care Providers & Services	Term Loan	9.83% (S + 3.25%; 0.75% Floor; 2.75% PIK)	12/8/2028	5,921,121	5,794,258	5,565,853	(15)
QualDerm Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	12.01% (S + 6.00%; 0.75% Floor; 2.75% PIK)	12/8/2028	686,155	655,400	644,985
QualDerm Partners, LLC	Health Care Providers & Services	Revolver	8.05% (S + 4.00%; 0.75% Floor)	12/8/2026	115,220	112,444	108,499	(6)
Quest Analytics Inc.	Health Care Technology	Term Loan	8.11% (S + 4.25%; 0.50% Floor)	11/10/2032	15,505,772	15,429,312	15,428,243	(15)
Quest Analytics Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(16,817)	(17,227)	(6)(7)
Quest Analytics Inc.	Health Care Technology	Revolver	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(13,453)	(13,782)	(6)(7)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.34% (S + 6.50%; 1.00% Floor)	11/12/2030	10,009,937	9,910,917	9,909,838	(15)
Quirch Foods Holdings, LLC	Food Products	Delayed Draw Term Loan	—% (S + 6.50%; 1.00% Floor)	11/12/2030	-	(5,111)	(5,178)	(6)(7)
Race Finco, LLC	Diversified Telecommunication Services	Term Loan	9.55% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,074,184	8,994,641	(15)
Race Finco, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.75%; 1.00% Floor)	8/16/2029	-	(7,581)	(12,196)	(6)(7)
Race Finco, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.46% (S + 5.75%; 1.00% Floor)	8/16/2029	5,019,680	4,925,466	4,890,953	(6)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/20/2028	15,134,289	14,994,092	15,134,289	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	—% (S + 4.75%; 0.75% Floor)	11/18/2027	-	(7,745)	-	(6)(7)
RCP Encore Acquisition, Inc.	Health Care Providers & Services	Term Loan	—% (S + 5.00%; 1.00% Floor)	3/31/2026	2,835,239	2,767,781	28,352	(16)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Redwood Family Care Network, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/19/2028	-	(1,116)	-	(6)(7)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/20/2028	10,181,806	10,148,577	10,181,806	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	5,653,186	5,642,393	5,653,186	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	4,238,327	4,216,247	4,238,327	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	5/30/2031	20,862,153	20,729,349	20,809,998	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	—% (S + 4.75%; 1.00% Floor)	5/30/2031	-	(14,505)	(6,128)	(6)(7)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.37% (S + 4.50%; 0.75% Floor)	9/30/2031	6,396,204	6,313,403	6,396,204	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	9/30/2031	-	(13,806)	-	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.37% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	191,452	200,508	(6)(8)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	19,070,216	18,902,117	19,070,216	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	5,149,152	5,103,897	5,149,152	(15)
Saab Purchaser, Inc.	Banks	Revolver	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(22,823)	-	(6)(7)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	916,717	907,871	916,717	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(4,239)	-	(6)(7)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	3,931,789	3,885,277	3,931,789	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	1,665,857	1,644,410	1,665,857	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	382,674	379,264	382,674	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	16,974,853	16,752,715	16,974,853	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	3,461,048	3,414,151	3,461,048	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	8.20% (S + 4.50%; 1.00% Floor)	9/15/2028	475,730	454,656	475,730	(6)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	8.72% (S + 5.00%; 0.75% Floor)	8/18/2032	15,480,183	15,331,333	15,325,381	(15)
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/18/2032	-	(14,770)	-	(6)(7)
Salisbury House, LLC	Diversified Consumer Services	Revolver	8.71% (S + 5.00%; 0.75% Floor)	8/18/2032	311,264	291,586	290,513	(6)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.39% (S + 5.50%; 1.00% Floor)	6/28/2028	373,690	373,690	373,690	(6)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	4,546,482	4,501,723	3,944,073	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	907,758	901,019	787,480	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	817,195	715,246
Sapphire Software Buyer, Inc.	Software	Term Loan	8.87% (S + 5.00%; 0.75% Floor)	9/30/2031	14,335,033	14,215,419	14,227,520	(15)
Sapphire Software Buyer, Inc.	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	9/30/2031	-	(14,246)	(12,928)	(6)(7)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	-	(7,113)	(35,250)	(6)(7)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	1,954,456	1,943,742	1,900,708	(15)
Sauce Labs Inc	Software	Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	7,618,444	7,565,991	7,408,937	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	865,537	861,623	841,735	(15)
Saviynt, Inc.	Software	Term Loan	9.46% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	20,232,168	20,019,909	20,232,168	(15)
Saviynt, Inc.	Software	Delayed Draw Term Loan	9.46% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	6,466,329	6,399,672	6,466,329	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Saviynt, Inc.	Software	Revolver	— (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	-	(5,314)	-	(6)(7)
SCA Buyer, LLC	Pharmaceuticals	Term Loan	10.60% (S + 6.50%; 1.00% Floor)	1/20/2027	310,733	309,184	310,733
SCA Buyer, LLC	Pharmaceuticals	Revolver	10.59% (S + 6.50%; 1.00% Floor)	1/20/2027	649,663	643,710	532,009
SCA Buyer, LLC	Pharmaceuticals	Term Loan	10.60% (S + 6.50%; 1.00% Floor)	1/20/2027	3,999,720	3,964,716	3,275,371
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Term Loan	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	10,715,390	10,616,342	10,527,871	(15)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	1,868,963	1,781,462	1,705,429	(6)(15)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Revolver	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	622,988	617,334	612,086
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	10.10% (S + 6.00%; 1.00% Floor)	2/6/2031	5,477,782	5,404,974	5,436,699	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	—% (S + 6.00%; 1.00% Floor)	2/6/2031	-	(7,800)	(4,565)	(6)(7)
Securonix, Inc	Software	Term Loan	11.18% (S + 3.50%; 0.75% Floor; 3.75% PIK)	4/5/2029	8,875,915	8,808,544	7,011,972	(15)
Securonix, Inc	Software	Revolver	—% (S + 3.50%; 0.75% Floor)	4/5/2029	-	(10,328)	(323,051)	(6)(7)
Serrano Parent, LLC	Software	Term Loan	10.36% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,852,609	20,253,140	(15)
Serrano Parent, LLC	Software	Revolver	—% (S + 6.50%; 1.00% Floor)	5/13/2030	-	(32,928)	(93,869)	(6)(7)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	3,162,179	2,580,446	1,017,526	(16)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	6/22/2026	675,554	550,284	217,380	(16)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 4.25%; 1.00% Floor)	6/22/2026	-	(1,624)	-	(6)(7)(16)
Slipstream IT, LLC	Software	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	8/1/2031	6,775,340	6,711,228	6,707,587	(15)
Slipstream IT, LLC	Software	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(5,280)	(5,660)	(6)(7)
Slipstream IT, LLC	Software	Revolver	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(10,550)	(11,321)	(6)(7)
Smile Brands, Inc.	Health Care Providers & Services	Term Loan	9.94% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	1,647,334	1,606,175	1,478,482
Smile Brands, Inc.	Health Care Providers & Services	Revolver	9.93% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	249,904	222,174	222,627	(6)
Smile Brands, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.93% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	500,444	481,414	449,148
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,840,129	5,771,441	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	—% (S + 5.00%; 0.75% Floor)	6/12/2028	-	(4,886)	(11,778)	(6)(7)
Stratus Networks, Inc.	Diversified Telecommunication Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	7,920,781	7,862,257	7,900,979	(15)
Stratus Networks, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	3,960,391	3,931,732	3,950,490	(15)
Stratus Networks, Inc.	Diversified Telecommunication Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/15/2028	-	(6,676)	(2,475)	(6)(7)
Stratus Networks, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	830,632	808,449	830,632	(6)(15)
SugarCrm, Inc.	Software	Term Loan	9.26% (S + 5.00%; 1.00% Floor)	7/30/2027	4,268,824	4,254,293	4,247,480	(15)
SugarCrm, Inc.	Software	Revolver	—% (S + 5.00%; 1.00% Floor)	7/30/2027	-	(804)	(1,551)	(6)(7)
SugarCrm, Inc.	Software	Term Loan	9.26% (S + 5.00%; 1.00% Floor)	7/30/2027	566,197	560,390	563,366	(15)
Sundance Group Holdings, Inc.	Software	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	7/2/2029	19,776,067	19,776,067	19,726,627	(15)
Sundance Group Holdings, Inc.	Software	Revolver	8.17% (S + 4.50%; 1.00% Floor)	7/2/2029	508,079	498,366	501,314	(6)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.17% (S + 4.75%; 0.75% Floor)	2/2/2032	15,538,480	15,398,353	15,499,634	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/2/2032	3,567,095	3,526,638	3,567,095	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.40% (S + 4.75%; 0.75% Floor)	2/2/2032	324,281	306,621	319,214	(6)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.06% (S + 4.25%; 1.00% Floor)	8/20/2027	6,203,083	6,177,017	6,203,083	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	—% (S + 4.25%; 1.00% Floor)	8/20/2027	-	(1,213)	-	(6)(7)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	5,625,466	5,611,900	5,611,403	(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Revolver	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	89,530	88,902	88,038	(6)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	4,693,460	4,684,233	4,693,460	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Revolver	9.95% (S + 6.00%; 1.00% Floor)	12/31/2026	328,003	326,303	328,003	(6)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	1,106,729	1,105,513	1,106,729	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	1,682,887	1,680,982	1,682,887	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 6.00%; 1.00% Floor)	12/31/2026	1,671,157	1,671,157	1,671,157	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.02% (S + 6.00%; 1.00% Floor)	12/31/2026	3,134,875	3,122,874	3,134,875	(15)
TMA Buyer LLC	Software	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	11,490,458	11,385,473	11,375,553	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	3,020,625	2,993,359	3,005,522	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	-	(6)
TMA Buyer LLC	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	(10,754)	(12,083)	(6)(7)
ToolWatch Intermediate, LLC	Construction & Engineering	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	7/31/2030	12,899,463	12,741,567	12,834,966	(15)
ToolWatch Intermediate, LLC	Construction & Engineering	Delayed Draw Term Loan	9.34% (S + 5.50%; 0.75% Floor)	7/31/2030	1,228,520	1,228,520	1,222,384	(15)
ToolWatch Intermediate, LLC	Construction & Engineering	Revolver	—% (S + 5.50%; 0.75% Floor)	7/31/2030	-	(14,195)	(6,143)	(6)(7)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	7.58% (S + 3.75%; 1.00% Floor)	8/31/2028	21,954,771	21,898,002	21,954,771	(6)(15)
UFS, LLC	Banks	Term Loan	8.50% (S + 4.75%; 7.50% Floor)	10/14/2031	11,004,383	10,897,460	10,894,339	(15)
UFS, LLC	Banks	Revolver	8.50% (S + 4.75%; 7.50% Floor)	10/14/2031	174,673	167,686	167,686	(6)
Unanet, Inc	Software	Term Loan	9.23% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,881,047	11,822,998	(15)
Unanet, Inc	Software	Delayed Draw Term Loan	9.23% (S + 5.25%; 0.75% Floor)	12/9/2030	2,703,844	2,671,372	2,665,939	(6)(15)
Unanet, Inc	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(21,554)	(30,954)	(6)(7)
Unanet, Inc	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,331)	(5,399)	(6)(7)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	259,792	257,152	259,792	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	300,579	298,387	300,579	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	2,676,518	2,667,244	2,676,518	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	317,555	316,413	317,555	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	680,432	680,432	680,432	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	134,337	133,567	134,337	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2027	470,180	468,696	470,180	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	—% (S + 5.25%; 1.00% Floor)	4/30/2029	-	(938)	-	(6)(7)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/12/2032	14,366,654	14,301,020	14,366,654	(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(8,536)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.06% (S + 5.00%; 0.75% Floor)	8/25/2031	230,800	223,325	230,800	(6)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.86% (S + 5.00%; 0.75% Floor)	8/25/2031	844,727	831,278	844,727	(6)(15)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.04% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,949,592	6,000,793	(15)
Vectra AI, Inc.	Software	Revolver	—% (S + 5.25%; 1.00% Floor)	3/2/2028	-	(1,720)	(12,001)	(6)(7)
Vectra AI, Inc.	Software	Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,539,571	8,490,072	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,139,774	1,127,971	(6)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	2,006,737	1,991,140	2,006,737	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.22% (S + 5.50%; 0.75% Floor)	5/24/2028	514,831	510,970	514,831	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	20,877,300	20,748,140	20,877,300	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.21% (S + 5.50%; 0.75% Floor)	5/24/2028	5,799,250	5,771,328	5,799,250	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	—% (S + 5.50%; 0.75% Floor)	5/24/2028	-	(10,059)	-	(6)(7)
Venture Buyer LLC	Professional Services	Term Loan	8.96% (S + 5.25%; 1.00% Floor)	3/1/2030	4,822,021	4,749,302	4,785,856	(15)
Venture Buyer LLC	Professional Services	Delayed Draw Term Loan	9.11% (S + 5.25%; 1.00% Floor)	3/1/2030	175,219	166,964	175,219	(6)
Venture Buyer LLC	Professional Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/1/2030	-	(10,567)	(5,675)	(6)(7)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	820,058	820,058	820,058	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	15,416,509	15,312,266	15,416,509	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	1,821,742	1,791,648	1,821,742	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	346,767	332,318	346,767	(6)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Revolver	—% (S + 5.50%; 1.00% Floor)	6/11/2029	-	(6,513)	(1,867)	(6)(7)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Term Loan	9.48% (S + 5.50%; 1.00% Floor)	6/11/2031	1,873,375	1,847,254	1,864,008	(15)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/11/2031	-	(6,375)	-	(6)(7)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Term Loan	9.48% (S + 5.50%; 1.00% Floor)	6/11/2031	4,106,912	4,094,576	4,086,378	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	5,653,672	5,585,156	5,625,404	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	5,653,672	5,587,913	5,625,404	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.50%; 0.75% Floor)	3/21/2030	-	(14,943)	(7,067)	(6)(7)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	909,600	869,246	909,600	(6)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	1,864,539	1,852,973	1,864,539	(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.36% (S + 4.50%; 1.00% Floor)	10/2/2028	712,389	706,861	712,389	(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	—% (S + 4.50%; 1.00% Floor)	10/2/2028	-	(1,390)	-	(6)(7)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	6,104,825	6,098,682	6,104,825	(15)
Wealth Enhancement Group, LLC	Financial Services	Revolver	—% (S + 4.50%; 1.00% Floor)	10/2/2028	-	-	-	(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	1,330,960	1,329,044	1,330,960	(15)
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Term Loan	10.22% (S + 6.25%; 1.00% Floor)	3/17/2028	11,136,490	11,035,917	10,718,872	(15)
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.17% (S + 6.25%; 1.00% Floor)	3/17/2028	1,490,661	1,482,217	1,434,761

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Revolver	10.25% (S + 6.25%; 1.00% Floor)	3/17/2028	1,253,284	1,237,742	1,206,286
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	6,587,022	6,496,584	6,570,554	(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	3,709,627	3,656,811	3,700,353	(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Revolver	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	306,657	283,532	301,865	(6)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	1,094,924	1,057,481	1,094,924	(6)(15)
Your Part-Time Controller, LLC	Professional Services	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	11/14/2029	12,482,942	12,335,844	12,420,527	(15)
Your Part-Time Controller, LLC	Professional Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/14/2029	-	(11,256)	(4,805)	(6)(7)
Zendesk, Inc.	Software	Delayed Draw Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	2,179,099	2,169,449	2,179,099	(15)
Zendesk, Inc.	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software	Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	13,514,769	13,514,769	13,514,769	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	(11,437)	-	(6)(7)
Total U.S. 1st Lien/Senior Secured Debt						1,780,097,169	1,753,574,042

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.35%
Symplr Software, Inc.	Health Care Technology	Term Loan	11.81% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,101,516	2,574,947
Total U.S. 2nd Lien/Junior Secured Debt						3,101,516	2,574,947
Total U.S. Corporate Debt						1,783,198,685	1,756,148,989

Canada Corporate Debt — 2.62%
Canadian 1st Lien/Senior Secured Debt — 2.62%
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	9,635,703	9,546,142	9,539,346	(8)(15)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	84,155	64,561	63,012	(6)(8)(15)
Syntax Systems Ltd.	Industrial Conglomerates	Term Loan	8.81% (S + 5.00%; 0.75% Floor)	10/27/2028	8,489,024	8,452,147	8,340,466	(8)(15)
Syntax Systems Ltd.	Industrial Conglomerates	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	10/30/2028	1,182,381	1,178,753	1,161,689	(8)(15)
Total Canadian 1st Lien/Senior Secured Debt						19,241,603	19,104,513
Total Canadian Corporate Debt						19,241,603	19,104,513

Luxembourg Corporate Debt — 1.38%
1st Lien/Senior Secured Debt — 1.38%
SumUp Holdings Luxembourg	Specialty Retail	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.50% Floor)	5/23/2031	10,088,201	10,025,193	10,088,201	(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						10,025,193	10,088,201
Total Luxembourg Corporate Debt						10,025,193	10,088,201

United Kingdom Corporate Debt — 2.66%
1st Lien/Senior Secured Debt — 2.66%
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	—% (S + 5.25%; 1.00% Floor)	12/23/2030	-	(24,007)	(11,419)	(6)(7)(8)
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.10% (S + 5.25%; 1.00% Floor)	12/23/2030	19,621,002	19,310,544	19,473,844	(8)(15)
Total United Kingdom 1st Lien/Senior Secured Debt						19,286,537	19,462,425
Total United Kingdom Corporate Debt						19,286,537	19,462,425

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock — 1.08%							(18)
Alphasense, LLC	Series C Preferred	Capital Markets	6/1/2021	119,806	369,843	1,062,686	(8)
Avant NewCo Holdings, L.P.	Class A Units	Diversified Telecommunication Services	12/31/2025	375,804	375,804	375,804
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Health Care Providers & Services	12/23/2019	65,614	349,977	266,200
Datarobot, Inc.	Series E	Software	8/31/2019	38,190	289,278	158,120
Datarobot, Inc.	Series F	Software	10/27/2020	6,715	88,248	42,915
Degreed, Inc.	Series C-1 Preferred	Professional Services	6/19/2019	43,819	278,541	232,945
Degreed, Inc.	Series D Preferred	Professional Services	4/30/2021	16,943	278,308	247,248
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software	6/23/2022	738	719,791	1,183,155
Ntiva Investments, LLC	Class A Preferred Units	Technology Hardware, Storage & Peripherals	1/24/2022	333,937	272,826	350,966
Phenom People, Inc.	Series C Preferred	Professional Services	1/10/2020	35,055	220,610	631,399
Raken Topco, LP	Class A Preferred Units	Construction & Engineering	8/29/2025	66,435	66,435	66,435	(8)
Swyft Parent Holdings LP	Preferred Units	Software	2/7/2022	850,470	758,389	1,065,958
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Health Care Technology	11/30/2018	1,196	1,160,531	2,072,936
Vectra AI, Inc.	Series F Preferred	Software	5/28/2021	17,064	131,095	135,355
Total U.S. Preferred Stock					5,359,676	7,892,122

France Preferred Stock — 0.03%							(18)
Content Square SAS	Series F Preferred	Software	11/30/2023	27,976	206,755	236,313	(8)
Total France Preferred Stock					206,755	236,313

U.S. Common Stock — 1.15%							(18)
Advantage AVP Parent Holdings, L.P.	Units	Health Care Providers & Services	9/24/2021	34,492	34,492	30,529
Artemis Investor Holdings, LLC	Class A Units	Leisure Products	1/22/2021	38,551	385,509	386,310	(8)
Brightspot Holdco, LLC	Non-Voting Common Units	Media	11/16/2021	433,207	433,207	354,384
CL Services Acquisition, LLC	Common Units	Commercial Services & Supplies	3/31/2025	405,787	628,970	969,291	(8)
CN CO-INVEST, LP	Units	IT Services	10/31/2023	811,572	811,572	818,894
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Professional Services	11/14/2021	138,390	138,390	260,780
Community Based Care Holdings, LP	Senior Common Units	Health Care Providers & Services	1/3/2022	180	179,861	558,708
GSV Medsuite Investments, LLC	Class A Units	Health Care Technology	12/22/2021	86,555	85,705	74,322
GSV Vehlo Investments, LLC	Class A Units	Automobiles	5/20/2022	150,297	150,297	195,689
Leeds FEG Investors, LLC	Class A Units	Diversified Consumer Services	11/20/2017	320	321,309	252,426
Moon Topco, L.P.	Units	Software	4/19/2021	1,772	17,719	66,317
MyKaarma Holdings LP	Class A Common Units	Automobiles	3/18/2022	257,031	257,031	383,519
NEPCORE Parent Holdings LLC	Units	IT Services	10/21/2021	98	97,884	-
Netskope, Inc.	Class B Common Stock	Software	1/27/2020	36,144	686,736	821,553	(9)
Neutral Connect, LLC	Units	Wireless Telecommunication Services	9/27/2019	396,513	439,931	161,369
NP/AB Care Holdings, L.P.	Class A Units	Health Care Providers & Services	12/17/2025	939	938,815	954,467	(8)
Ntiva Investments, LLC	Class A Common Units	Technology Hardware, Storage & Peripherals	1/24/2022	333,937	61,110	45,215
Ranger Lexipol Holdings, LLC	Class A-1 Units	Commercial Services & Supplies	11/18/2021	437	359,487	527,494
Ranger Lexipol Holdings, LLC	Class B Units	Commercial Services & Supplies	11/18/2021	434	77,470	111,563
REP AOM Holdings, LLC	Class A Units	Pharmaceuticals	2/15/2022	290,393	-	1,452
REP Coinvest III AGP Blocker, L.P.	Earn Out	Health Care Providers & Services	10/14/2021	32,293	-	8,073
REP COINVEST III OMNI, L.P.	Units	Air Freight & Logistics	2/4/2021	193,770	53,301	102,698	(17)
REP Coinvest III TEC, L.P.	Class A Units	Professional Services	6/18/2020	167,509	190,658	185,290
REP RO Coinvest IV-A, L.P.	Class A Units	Transportation Infrastructure	12/28/2022	66,441,840	664,418	285,035
RFCN Parent, LP	Class A Units	Health Care Providers & Services	6/18/2021	77	78,284	122,530
SBS Super Holdings, LLC	Class A Voting Units	Health Care Providers & Services	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Health Care Providers & Services	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software	9/30/2022	337,841	953,133	544,686
Stripe, Inc.	Class B Common Stock	Financial Services	5/17/2021	4,158	166,854	171,725
Swyft Parent Holdings LP	Common Units	Software	2/7/2022	4,485	53,048	-
Total U.S. Common Stock					8,265,201	8,394,319

France Common Stock — 0.06%							(18)
Content Square SAS	Ordinary Shares	Software	11/30/2023	78,527	416,757	431,245	(8)
Total France Common Stock					416,757	431,245

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
Luxembourg Common Stock — 0.15%							(18)
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software	10/18/2024	770,000	843,179	1,113,419	(8)
Total Luxembourg Common Stock					843,179	1,113,419

U.S. Warrants — 0.25%							(18)
Alphasense, LLC	Series B Warrants	Capital Markets	6/2/2020	201,972	35,185	1,509,865	(8)
Degreed, Inc.	Series C-1 Warrants	Professional Services	5/31/2019	26,294	46,823	28,847
Degreed, Inc.	Series D Warrants	Professional Services	4/11/2021	7,624	-	1,932
Degreed, Inc.	Common Warrants	Professional Services	8/31/2022	9,374	41,527	14,369
Scylla DB Ltd	Series C-1 Warrants	Technology Hardware, Storage & Peripherals	9/9/2022	239,984	43,880	144,142
Vectra AI, Inc.	Warrants	Software	3/18/2021	35,156	58,190	121,797
Total U.S. Warrants					225,605	1,820,952

United Kingdom Warrants — 0.04%							(18)
Global WebIndex Holdings Limited	Warrants	Software	12/30/2020	11,776	159,859	281,148
Total United Kingdom Warrants					159,859	281,148

France Warrants — 0.00%							(18)
Content Square SAS	Indemnity Series F Shares Warrants	Software	11/30/2023	2,027	8,561	-	(8)
Total France Warrants					8,561	-

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 4.93%							(8)(18)
AB EQUITY INVESTORS, L.P.	LP Interests			22,615,250	22,615,250	27,595,076	(11)
Falcon Co-Investment Partners, L.P.	Units			849,577	849,577	850,426	(11)
GHP E AGGREGATOR, LLC	Units			417,813	186,588	942,042	(11)
GHP-EIP Aggregator, LLC	Common Units			50,957	174,608	-
Greylion Slpstm Holdings LP	Limited Partnership Interests			605,989	605,989	617,488
GTCR A-1 Investors LP	Units			1,100,000	1,100,000	1,320,000	(11)
Magenta Blocker Aggregator LP	Units			821,396	676,978	977,461	(11)
Orangewood WWB Co-Invest, L.P.	Units			829,314	781,612	1,434,713	(11)
ORCP III TRITON CO-INVESTORS, L.P.	Units			341,592	-	-	(11)
OSS SPV LP	Units			393,055	381,076	581,721	(11)
Palms Co-Investment Partners D, L.P.	Units			261,450	261,450	295,438	(11)
QCS Co-Invest Aggregator, L.P.	Units			529,116	529,116	652,400	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units			32,450	171,840	34,397	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units			541	368,990	674,112	(11)
Total U.S. Investment Companies					28,703,074	35,975,274

Canada Investment Companies — 0.05%							(18)
GHP SPV-2, L.P.	Units			271,942	271,942	347,542	(8)(11)
Total Canada Investment Companies					271,942	347,542

Total Investments — (254.85%)					1,876,212,627	1,861,296,462

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 11.20%							(13)
BLACKROCK T FUND INST			4.34%	12,327,286	12,327,286	12,327,286	(9)(14)(15)
State Street Institutional US Government Money Market Fund			4.42%	3,077,289	3,077,289	3,077,289	(9)(14)
US BANK MMDA GCTS			3.73%	66,394,741	66,394,741	66,394,741	(9)(14)(15)
Total Cash Equivalents					81,799,316	81,799,316

Cash — 3.29%
US Dollar					24,008,727	24,008,727	(13)
Total Cash					24,008,727	24,008,727
TOTAL CASH AND CASH EQUIVALENTS					105,808,043	105,808,043
LIABILITIES IN EXCESS OF OTHER ASSETS — (169.34%)						$(1,236,755,774)
NET ASSETS—100.00%						$730,348,731

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
(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of December 31, 2025, rates for 1M S, 3M S and 6M S are 3.69%, 3.65%, and 3.57%, respectively. As of December 31, 2025, the P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
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
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value (“NAV”) as a practical expedient. Underlying investments are private equity entities generally created to aggregate capital for a single investment, with the exception of AB Equity Investors, L.P., which invests in multiple investments. These investments are generally not redeemable.
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
(14)
The rate shown is the annualized seven-day yield as of December 31, 2025.
(15)
Position or portion thereof are pledged as collateral for the Collateralized Loan Obligations or Credit Facilities (as defined below). See Note 4 “Borrowings.”
(16)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(17)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(18)
Non-income producing investment, unless otherwise noted.

P - Prime

PIK - Payment-In-Kind

S - SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Notes to Unaudited Consolidated Financial Statements June 30, 2026

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

The Fund is conducting private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase its common stock (“Shares”) pursuant to a subscription agreement entered into with the Fund. All investors are committed to the Fund for at least three years from the date of their initial Capital Commitment, subject to the terms described in the Fund’s Private Placement Memorandum. Investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Fund delivers a capital draw-down notice to its investors.

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. The total Capital Commitments of investors in the Fund as of June 30, 2026 was $803,757,855 of which 19% or $151,065,080 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Third Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

Interest income includes cash interest, payment-in-kind interest and fees earned in connection with the Company's investment activities, including agency, amendment, structuring and prepayment fees.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Fund had certain investments held in nine portfolio companies on non-accrual status, which represented 2.70% and 1.26% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2025, the Fund had certain investments held in six portfolio companies on non-accrual status, which represented 1.57% and 0.49% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year (unless an election is made by the Fund to use its own taxable year) and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of June 30, 2026, and December 31, 2025, no accrued excise tax remained payable.

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

For the three months ended June 30, 2026 and 2025, the Fund accrued income taxes of $(11,564) and $161,196, respectively. For the six months ended June 30, 2026 and 2025, the Fund accrued income taxes of $(20,264) and $378,079, respectively. As of June 30, 2026 and 2025, $156,545 and $318,578 of accrued income taxes remained payable, respectively.

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

The Fund has adopted a dividend reinvestment plan that provides for stockholders to receive dividends or other distributions declared by the Board in cash unless a stockholder elects to “opt in” to the dividend reinvestment plan. As a result, if the Board declares a cash distribution, then the stockholders who have “opted in” to the dividend reinvestment plan will have their cash distributions automatically reinvested in additional Shares (net of any applicable withholding tax), rather than receiving the cash distribution.

Segment Reporting

The Fund represents a single operating segment. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Fund’s Chief Financial Officer is the CODM. The CODM monitors the operating results of the Fund as a whole and the pre-determined Fund’s long term investment strategy, which is executed by the Adviser. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segment’s performance versus the Fund’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated statement of assets and liabilities and segment expenses are listed on the consolidated statement of operations.

Change in Presentation

Effective as of June 30, 2026, the Fund changed the industry classification framework used to group its investments within the consolidated schedule of investments and related disclosures from an internally developed classification system to the Global Industry Classification Standard (GICS), jointly developed by MSCI Inc. and S&P Dow Jones Indices LLC. The Fund believes the GICS framework enhances comparability with industry peers and provides investors with a more widely recognized basis for evaluating portfolio composition and industry concentration.

This change constitutes a reclassification of presentation only and does not represent a change in accounting principle. It has no effect on the Fund’s net asset value, financial position, results of operations, cash flows, or the fair value of any individual investment. Prior period industry groupings, including those presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025, have been reclassified to conform to the current period presentation.

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

On February 10, 2026, the Fund entered into the third amended and restated investment advisory agreement (the “Third Amended and Restated Advisory Agreement”), replacing the Second Amended and Restated Advisory Agreement, pursuant to which the Fund will pay the Adviser, quarterly in arrears, a base management fee calculated at an annual rate of 1.25% of the average outstanding assets of the Fund, in addition to the incentive fee described in the following paragraphs. The Income‑Based Incentive Fee was amended to provide for a maximum rate of 17.5% of PIFNII (as defined below) by amending the rates as follows: (x) the 8% Catch‑Up Cap equals the portion of the Pre‑Incentive Fee Net Investment Income, if any, that exceeds the 8% Hurdle Rate but is less than 2.42% in any calendar quarter (approximately 9.7% per annum), and (y) 17.5% of the amount of Pre‑incentive Fee Net Investment Income, if any, that exceeds 2.42% in any calendar quarter. In addition, the Capital Gains Fee equals 17.5% of the Fund’s aggregate cumulative realized capital gains, if any.

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

On March 26, 2026, Equitable Holdings, Inc. (“Equitable”), the indirect owner of the Adviser, entered into an Agreement and Plan of Merger with Corebridge Financial, Inc. to combine their businesses (the “Merger”). The closing of the Merger may constitute a change of control of the Adviser, which would result in the automatic termination of the Third Amended and Restated Advisory Agreement pursuant to Section 15 of the 1940 Act. At an in-person meeting of the Board of Directors of the Fund (the “Board”) held on May 7, 2026, the Board, including a majority of the independent directors of the Board, approved a new investment advisory agreement with the Adviser (the “Proposed Advisory Agreement”) and recommended that stockholders of the Fund vote to approve the Proposed Advisory Agreement at the annual meeting of stockholders held on August 3, 2026, and adjourned to September 15, 2026. The Proposed Advisory Agreement is identical in all material respects to the Third Amended and Restated Advisory Agreement, except for its effective and termination dates. At the same meeting, the Board also approved an interim advisory agreement with the Adviser, to be effective only in the event that the change of control occurs prior to stockholder approval of the Proposed Advisory Agreement.

For the three and six months ended June 30, 2026, the Fund incurred a management fee of $6,024,569 and $12,158,496, respectively. For the three and six months ended June 30, 2025, the Fund incurred a management fee of $5,830,989 and $11,465,958, respectively. The Adviser waived management fees of $0 and $271,957 for the three and six months ended June 30, 2026, respectively. No management fees were waived by the Adviser for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, $6,024,569 and $6,362,763, respectively, of accrued management fee remained payable.

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
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 6% Hurdle Rate but is less than 1.67% in any calendar quarter (the “6% Catch-up Cap”), approximately 6.67% per annum. This portion of PIFNII (which exceeds the 6% Hurdle Rate but is less than the 6% Catch-up Cap) is referred to as the “6% Catch-up.” The 6% Catch-up is meant to provide the Adviser with 10.0% of the PIFNII as if the hurdle rate did not apply if this net investment income exceeded 1.67% but was less than 1.94% in any calendar quarter; and
•
10.0% of the amount of PIFNII, if any, that exceeds the 6% Catch-up Cap, but is less than 1.94% (the “7% Hurdle Rate”), approximately 7.78% per annum. The 7% Hurdle Rate is meant to limit the Adviser to 10% of the PIFNII until the amount of PIFNII exceeds 1.94%, approximately 7.78% per annum; and

•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 7% Hurdle Rate but is less than 2.06% in any calendar quarter (the “7% Catch-up Cap”), approximately 8.24% per annum. This portion of PIFNII (which exceeds the 7% Hurdle Rate but is less than the 7% Catch-up Cap) is referred to as the “7% Catch-up.” The 7% Catch-up is meant to provide the Adviser with 15.0% of the PIFNII as if the hurdle rate did not apply if this net investment income exceeded 2.06% but was less than 2.35% in any calendar quarter; and
•
15.0% of the amount of PIFNII, if any, that exceeds the 7% Catch-up Cap, but is less than 2.35% (the “8% Hurdle Rate”, approximately 9.41% per annum). The 8% Hurdle Rate is meant to limit the Adviser to 15% of the PIFNII until the amount of PIFNII exceeds 2.35%, approximately 9.41% per annum; and
•
100% of PIFNII with respect to that portion of such PIFNII, if any, that exceeds the 8% Hurdle Rate but is less than 2.42% in any calendar quarter (the “8% Catch-up Cap”), approximately 9.70% per annum. This portion of PIFNII (which exceeds the 8% Hurdle Rate but is less than the 8% Catch-up cap) is referred to as the “8% Catch-up”. The 8% Catch-up is meant to provide the Adviser with 17.50% of the PIFNII as if a hurdle rate did not apply if this net investment income exceeded 2.42% in any calendar quarter; and
•
17.5% of the amount of PIFNII, if any, that exceeds 2.42% in any calendar quarter.

For the three and six months ended June 30, 2026, the Fund incurred income-based incentive fees of $3,281,383 and $6,852,077, respectively. For the three and six months ended June 30, 2025, the Fund incurred income-based incentive fees of $3,442,968 and $6,927,075, respectively. During the three and six months ended June 30, 2026, the Adviser waived income‑based incentive fees of $0 and $245,475, respectively. No incentive fees were waived during the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and 2025, $3,281,383 and $3,598,459, respectively, of accrued income-based incentive fees remained payable.

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

While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, no capital gains incentive fee remained payable.

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

Administration Agreement and Expense Reimbursement Agreement

The Fund has entered into the Administration Agreement with the Administrator and a separate expense reimbursement agreement with the Adviser (the “Expense Reimbursement Agreement”) under which any allocable portion of the cost of the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staffs will be reimbursed by the Fund. Under the Administration Agreement, the Administrator will be responsible for providing the Fund with clerical, bookkeeping, record keeping and other administrative services. The Fund will reimburse the Adviser an amount equal to the Fund’s allocable portion (subject to the review of its Board) of the Fund’s overhead resulting from the Fund’s obligations under the Expense Reimbursement Agreement, including the allocable portion of the cost of the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staff.

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

As of June 30, 2026, the amount of Expense Payments provided by the Adviser since inception is $4,874,139, of which $4,199,150 has been reimbursed. The remainder is no longer subject to reimbursement. The Fund has not received expense support from the Adviser since 2020 and has not made reimbursement payments since 2022.

Transfer Agency Agreement

On September 26, 2017, the Fund and Alliance Bernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS provides transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the three and six months ended June 30, 2026, the Fund accrued $44,445 and $91,372, respectively, in transfer agent fees. For the three and six months ended June 30, 2025, the Fund recorded $41,883 and $80,253, respectively, in transfer agent fees. As of June 30, 2026 and December 31, 2025, $44,445 and $44,812, respectively, of accrued transfer agent fees remained payable.

Co-investment Activity

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain conclusions in connection with certain co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its stockholders and do not involve overreaching of the Fund or its stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s stockholders and its policy as recited in its filings with the SEC, and, (3) the Fund’s directors record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

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

	Loan Type	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the six months ended June 30, 2026
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class A and Class B Units)	Common Stocks	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	Term Loan	539,108	—	—	—	(1,887)	537,221	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	106,210	—	—	—	(372)	105,838	—
Delaware Valley Management Holdings, Inc.	Revolver	83,827	—	—	—	(293)	83,534	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	56,748	—	—	—	(198)	56,550	—
Total Non-Controlled Affiliates		$785,893	$—	$—	$—	$(2,750)	$783,143	$—

	Loan Type	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the six months ended June 30, 2025
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class A and Class B Units)	Common Stocks	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	60,364	2,415	—	—	(2,839)	59,940	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	112,997	4,520	—	—	(5,313)	112,184	—
Delaware Valley Management Holdings, Inc.	Revolver	89,190	3,568	—	—	(4,236)	88,522	—
Delaware Valley Management Holdings, Inc.	Term Loan	573,437	22,944	—	—	(26,972)	569,429	—
Total Non-Controlled Affiliates		$835,988	$33,447	$—	$—	$(39,360)	$830,075	$—

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

HSBC Credit Facility

On July 8, 2021, the Fund entered into the Joinder and Third Amendment to Revolving Credit Agreement (the “HSBC Joinder”), with HSBC as administrative agent and a lender, and each of the parties listed thereto, pursuant to which the Fund became party to a subscription financing facility (the “2021 HSBC Credit Facility”) evidenced by Revolving Credit Agreement, dated as of June 14, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 HSBC Credit Agreement”), by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund L.P., AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., affiliates of the Fund, the banks and financial institutions from time to time party thereto as lenders, and HSBC as administrative agent. The Fund has entered into a number of amendments to the 2021 HSBC Credit Facility through April 22, 2026, the latest details of which are reflected in the notes below.

Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (as defined in the 2021 HSBC Credit Agreement) plus a spread of 2.10% per annum for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of (x) with respect to any day on which the Principal Obligations (as defined in the 2021 HSBC Credit Agreement) are then-currently greater than 66% of the Maximum Commitment (as defined in the 2021 HSBC Credit Agreement), 0.35% per annum, (y) with respect to any day on which the Principal Obligations are then-currently less than or equal to 66% and greater than 33% of the Maximum Commitment, 0.50% per annum and (z) with respect to any day on which the Principal Obligations are then-currently less than or equal to 33% of the Maximum Commitment, 1.00% per annum.

On March 23, 2026, the Fund entered into an amendment, which among other changes, (i) created an alternative currency temporary increase tranche, which reallocated the dollar equivalent of $115,000,000 of the $450,000,000 maximum commitment to be used for loans made in Canadian Dollars, Sterling, Euros, Australian Dollars, Japanese Yen, Swedish Krona or any other currency requested by the Fund and approved by each applicable lender, in its sole discretion, under the 2021 HSBC Credit Facility until December 7, 2026 (the “Stated Maturity Date”), (ii) incorporated an alternative currency sublimit of 50.0% of the available commitment and (iii) decreased the Fund’s facility sublimit from $42,000,000 to $35,000,000 until the Stated Maturity Date.

On April 22, 2026, the Fund entered into an amendment, which among other changes, increased the Fund’s facility sublimit from $35,000,000 to $42,000,000 until the Stated Maturity Date.

As of June 30, 2026, the maximum commitment under the 2021 HSBC Credit Facility was $450,000,000, and the Fund’s facility sublimit was $42,000,000. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. Any amounts borrowed under the 2021 HSBC Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on December 7, 2026. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division (“Synovus”), as facility agent, and U.S. Bank, National Association (“U.S. Bank”), as collateral agent (in such capacity, the “Synovus Collateral Agent”), collateral custodian (in such capacity, the “Synovus Collateral Custodian”) and securities intermediary (in such capacity, the “Synovus Securities Intermediary”). ABPCIC Funding II has entered into a number of amendments to the Synovus Credit Facility through February 6, 2026, the latest details of which are reflected in the notes below.

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

As of June 30, 2026, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the Synovus Credit Facility bear interest based on SOFR for the relevant interest period, plus a spread of 2.10% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) February 6, 2031 or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. The availability period with respect to the revolving commitments under the Synovus Credit Facility will terminate on February 6, 2029.

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

Natixis Credit Facility

On April 21, 2023, ABPCI Private Funding II LLC (“ABPCI Private Funding II”), formerly known as ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction (the “Natixis Credit Facility”) with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator. ABPCI Private Funding II has entered into a number of amendments to the Natixis Credit Facility through December 18, 2025, the latest details of which are reflected in the notes below.

Pursuant to its terms, the Natixis Credit Facility provided for a total commitment amount of up to $325,000,000, which was split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-D1 Loans and Class A-D2 Loans, on a term basis. The total Class A-R commitment as of the closing date is $65,000,000, the total Class A-D1 commitment as of the closing date is $216,000,000 and the total Class A-D2 commitment as of the closing date is $44,000,000. Amounts drawn under the Natixis Credit Facility will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the Natixis Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the Natixis Credit Facility bear interest at the Applicable Rate plus an applicable spread, which for the Class A-R Loans is 1.57% per annum, the Class A-D1 Loans is 1.51% per annum and the Class A-D2 Loans is 1.84% per annum. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on December 18, 2028.

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

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding V”), entered into a warehouse financing transaction (the “MUFG Credit Facility”).

In connection with the MUFG Credit Facility, ABPCIC Funding V entered into, among other agreements, (i) the credit agreement (the “MUFG Credit Agreement”), among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “MUFG Collateral Agent”) and collateral administrator (in such capacity, the “MUFG Collateral Administrator”), and U.S. Bank National Association, as document custodian, (ii) the control agreement (the “MUFG Control Agreement”), among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (in such capacity, the “MUFG Securities Intermediary”), (iii) the collateral management agreement (the “MUFG Collateral Management Agreement”), between ABPCIC Funding V and the Adviser, as collateral manager (in such capacity, the “MUFG Collateral Manager”), (iv) the collateral administration agreement (the “MUFG Collateral Administration Agreement”), among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer. The MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000 with an option to increase aggregate commitments by $50,000,000.

On May 11, 2026, ABPCIC Funding V exercised this option and, with the consent of the administrative agent and the lenders, the commitments of the lenders under the MUFG Credit Agreement were increased from $150,000,000 to $200,000,000.

As of June 30, 2026, the MUFG Credit Agreement provides for borrowings in an aggregate amount up to $200,000,000. Borrowings under the MUFG Credit Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the MUFG Credit Agreement, in each case, plus an applicable spread of 2.10% per annum or 2.60% per annum for borrowings utilized for certain purchases. Interest is payable quarterly in arrears. Any amounts borrowed under the MUFG Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) September 19, 2029 or (ii) upon certain other events which result in accelerated maturity under the MUFG Credit Facility. The availability period with respect to the revolving commitments under the MUFG Credit Facility will terminate on September 19, 2026.

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

All of the collateral pledged by ABPCIC Funding VI to the NatWest Collateral Agent for the benefit of the secured parties under the NatWest Facility Agreement is held in custody of the NatWest Document Custodian under the NatWest Facility Agreement or the NatWest Securities Intermediary under the NatWest Securities Account Control Agreement. The NatWest Collateral Agent will maintain and perform certain collateral administration services with respect to the collateral pursuant to the NatWest Facility Agreement. As compensation for the services rendered by the NatWest Collateral Agent, ABPCIC Funding VI will pay the NatWest Collateral Agent, on a quarterly basis, customary fee amounts and reimburse the NatWest Collateral Agent for its reasonable out-of-pocket expenses.

The Fund incurred certain customary fees, costs and expenses in connection with the closing of the NatWest Credit Facility.

Scotia Credit Facility

On November 7, 2025, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders and issuing banks party thereto from time to time (the “Scotia Credit Facility” and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility, the Natixis Credit Facility, the MUFG Credit Facility and the NatWest Credit Facility, the “Credit Facilities”). On February 19, 2026 (the “Scotia Credit Facility First Amendment Date”), the Scotia Credit Facility was amended to, among other things, increase the total facility amount. The following describes the terms of the Scotia Credit Facility as modified through the Scotia Credit Facility First Amendment Date.

The Scotia Credit Facility is expected to be guaranteed by certain of the Fund’s domestic subsidiaries that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The Scotia Credit Facility provides for a revolving credit facility in an initial amount of up to $100,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. The amount available for borrowing under the Scotia Credit Facility is reduced by any standby letters of credit issued through the Scotia Credit Facility. Amounts drawn under the Scotia Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a margin of 1.950% or 2.050% per annum, subject to certain conditions, or (ii) the alternate base rate plus a margin of 0.950% or 1.050% per annum, subject to certain conditions.

The Scotia Credit Facility will mature on November 6, 2026. The maturity date of the Scotia Credit Facility may be extended for one-year terms subject to the consent of the Fund and the Lenders, and in addition may be extended for one year on a committed basis subject only to the consent of the Fund and satisfaction of customary extension conditions.

Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act. The Fund’s outstanding borrowings through the Credit Facilities as of June 30, 2026 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$42,000,000	$15,000,000	$27,000,000	$15,000,000
Synovus	150,000,000	150,000,000	—	150,000,000
Natixis	325,000,000	266,250,000	58,750,000	266,250,000
MUFG	200,000,000	150,000,000	50,000,000	150,000,000
NatWest	75,000,000	75,000,000	—	75,000,000
Scotia	100,000,000	60,000,000	40,000,000	60,000,000
Total	$892,000,000	$716,250,000	$175,750,000	$716,250,000

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$42,000,000	$—	$42,000,000	$—
Synovus	200,000,000	190,000,000	10,000,000	190,000,000
Natixis	325,000,000	235,000,000	90,000,000	235,000,000
MUFG	150,000,000	150,000,000	—	150,000,000
NatWest	75,000,000	75,000,000	—	75,000,000
Scotia	50,000,000	30,000,000	20,000,000	30,000,000
Total	$842,000,000	$680,000,000	$162,000,000	$680,000,000

As of June 30, 2026 and December 31, 2025, deferred financing costs were $4,279,183 and $4,569,276, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

On March 5, 2025, the VI Co-Issuers executed that certain amended and restated indenture by and among the VI Co-Issuers and U.S. Bank Trust Company, National Association (the “Refinancing CLO Transaction”) to redeem all of the outstanding VI Notes issued by the VI Co-Issuers pursuant to that certain original indenture, dated as of August 9, 2019, as amended by that certain First Supplemental Indenture, dated as of April 28, 2022 and that certain Second Supplemental Indenture, dated as of March 8, 2024, with the proceeds from the private placement of new Debt offered by the VI Co-Issuers in the Refinancing CLO Transaction (the “Refinancing Debt”). The Refinancing Debt is secured by the portfolio of the VI Co-Issuers. The Refinancing Debt consists of: (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months SOFR plus 1.40% per annum; (ii) $100,000,000 of Class A-1-LR Senior Secured Floating Rate Loans, which bear interest at three-months SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at three-months SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at SOFR plus 2.00% per annum; and (vi)

$18,980,000 of additional Subordinated Notes, which do not bear interest. In addition, $61,320,000 of Subordinated Notes previously issued by the VI Issuer will remain outstanding as of the closing date of the Refinancing CLO Transaction. The Refinancing Debt is scheduled to mature on January 27, 2037.

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

The CLO VI Transaction was executed through a private placement and the notes offered (the “VI Notes”) that remain outstanding as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$103,000,000	S + 1.40%	$102,574,062
Class A-1-LR Senior Secured Floating Rate Loan (“Class A-1-LR”)	$100,000,000	S + 1.40%	$99,586,467
Class A-2-RR Senior Secured Floating Rate (“Class A-2-RR”)	$14,000,000	S + 1.60%	$13,942,105
Class B-RR Senior Secured Floating Rate (“Class B-RR”)	$21,000,000	S + 1.70%	$20,913,158
Class C-RR Secured Deferrable Floating Rate Note (“Class C-RR”)	$28,000,000	S + 2.00%	$—	*
Subordinated Notes	$80,300,000	N/A	$—	*

* Class C-RR and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $984,208, respectively, as of June 30, 2026 and are reflected on the consolidated statements of assets and liabilities.

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the “XIII Notes”) that remain outstanding as of June 30, 2026, and December 31, 2025 were as follows:

	June 30, 2026
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 1.45%	$227,215,076
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 1.80%	$35,876,065
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 2.20%	$35,876,065
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 3.25%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

* Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1) Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the XIII Notes totaled $0 and $1,032,794 respectively, as of June 30, 2026 and are reflected on the consolidated statements of assets and liabilities.

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

As of June 30, 2026 and December 31, 2025, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Credit Facilities and Notes were $1,252,232,998 and $1,215,640,285, respectively.

Interest Expense on Borrowings

For the three and six months ended June 30, 2026 and 2025, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Interest and borrowing expenses	$17,076,355	$17,908,211	$33,630,037	$36,075,200
Commitment fees	288,556	212,855	627,596	307,183
Amortization of discount, debt issuance and deferred financing costs	1,129,913	1,157,189	2,093,111	2,449,195
Total	18,494,824	19,278,255	36,350,744	38,831,578
Weighted average interest rate(1)	5.50%	6.66%	5.52%	6.78%
Average outstanding balance	$1,245,793,956	$1,078,403,846	$1,227,830,110	$1,072,429,274

(1)
Calculated as the amount of the stated interest and borrowing expenses divided by average borrowings during the period.

5. Fair Value Measurement

The Fund conducts the valuation of its investments, upon which the Fund’s NAV is based, consistent with GAAP and the 1940 Act. The Fund values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Additional information regarding the fair value hierarchy of ASC 820 follows below. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

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

The following table summarizes the valuation of the Fund’s investments as of June 30, 2026:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$64,436,258	$—	$—	$64,436,258
Total Cash Equivalents	$64,436,258	$—	$—	$64,436,258

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,885,649,413	$1,885,649,413
2nd Lien/Junior Secured Debt	—	—	1,901,860	1,901,860
Preferred Stock	—	—	7,624,574	7,624,574
Common Stocks and LP Interests	395,415	54,256	7,391,789	7,841,460
Warrants	—	—	3,141,339	3,141,339
Total	$395,415	$54,256	$1,905,708,975	$1,906,158,646
Investments valued at NAV as a practical expedient#				37,479,170
Total investments#	$395,415	$54,256	$1,905,708,975	$1,943,637,816

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

The following is a reconciliation of Level 3 Assets for the six months ended June 30, 2026:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Preferred Stock	Common Stocks and LP Interests	Warrants	Total
Balance as of January 1, 2026	$1,802,229,181	$2,574,947	$8,128,435	$9,632,220	$2,102,100	$1,824,666,883
Purchases (including PIK)	178,034,667	—	—	(30,298)	—	178,004,369
Sales and principal payments	(72,899,114)	—	—	—	—	(72,899,114)
Realized Gain (Loss)	39,676	—	—	—	(46,823)	(7,147)
Net Amortization of Premium/Discount	2,860,607	5,532	—	—	—	2,866,139
Transfers Out	—	—	—	(1,436,382)	—	(1,436,382)
Net Change in Unrealized Appreciation (Depreciation)	(24,615,604)	(678,619)	(503,861)	(773,751)	1,086,062	(25,485,773)
Balance as of June 30, 2026	$1,885,649,413	$1,901,860	$7,624,574	$7,391,789	$3,141,339	$1,905,708,975
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(24,632,238)	$(678,620)	$(503,861)	$(773,750)	$1,068,086	(25,520,383)

For the six months ended June 30, 2026, there were no transfers into Level 3. For the six months ended June 30, 2026, there were transfers out of Level 3 of $1,436,382 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from Levels 1, 2, or 3.

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2026 and December 31, 2025, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2026	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,804,140,660	Market Yield Analysis	Market Yield	7.9% - 25.5% (10.3%)	Decrease
	57,011,387	Recent Purchase	Purchase Price	N/A	N/A
	15,765,846	Market Approach	EBITDA Multiple	5.8x - 7.0x (6.6x)	Increase
	7,298,359	Market Approach	Revenue Multiple	0.7x - 0.9x (0.7x)	Increase
	783,143	Recent Transaction	Transaction Price	N/A	N/A
	650,018	Liquidation Value	Recovery Rate	1.0% - 16.2% (15.5%)	Increase
2nd Lien/Junior Secured Debt	1,901,860	Market Yield Analysis	Market Yield	34.6%	Decrease
Common Stocks and LP Interests	4,970,852	Market Approach	EBITDA Multiple	6.8x - 20.0x (13.8x)	Increase
	1,406,175	Market Approach	Revenue Multiple	5.0x - 22.0x (9.9x)	Increase
	550,257	Market Yield Analysis	Market Yield	14.6%	Decrease
	370,053	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
	87,261	Market Approach	NCF Multiple	14.1x	Increase
	7,191	Expected Repayment	Escrow Valuation	N/A	N/A
Preferred Stock	1,280,154	Market Approach	EBITDA Multiple	8.0x - 18.8x (13.2x)	Increase
	3,279,402	Market Approach	Revenue Multiple	2.0x - 12.0x (8.7x)	Increase
	2,862,237	Market Yield Analysis	Market Yield	21.9% - 37.1% (31.4%)	Decrease
	202,781	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
Warrants	3,141,339	Market Approach	Revenue Multiple	3.0x - 12.0x (11.3x)	Increase
Total Assets	$1,905,708,975

(1)
Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,684,703,626	Market Yield Analysis	Market Yield	7.4% - 20.0% (9.2%)	Decrease
	93,576,469	Recent Purchase	Purchase Price	N/A	N/A
	21,899,935	Market Approach	EBITDA Multiple	6.5x - 13.9x (9.1x)	Increase
	1,263,258	Liquidation Value	Recovery Rate	1.0% - 32.2% (31.5%)	Increase
	785,893	Recent Transaction	Transaction Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,574,947	Market Yield Analysis	Market Yield	20.8%	Decrease
Common Stocks and LP Interests	6,027,489	Market Approach	EBITDA Multiple	6.8x - 24.3x (15.1x)	Increase
	1,520,631	Market Approach	Revenue Multiple	6.0x - 21.0x (9.4x)	Increase
	954,467	Recent Purchase	Purchase Price	N/A	N/A
	527,494	Market Yield Analysis	Market Yield	13.6%	Decrease
	431,245	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
	161,369	Market Approach	NCF Multiple	15.7x	Increase
	9,525	Expected Repayment	Escrow Valuation	N/A	N/A
Preferred Stock	2,843,303	Market Approach	Revenue Multiple	3.0x - 8.0x (6.5x)	Increase
	2,624,917	Market Approach	EBITDA Multiple	10.5x - 23.0x (17.2x)	Increase
	2,423,902	Market Yield Analysis	Market Yield	17.4% - 26.8% (25.4%)	Decrease
	236,313	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
Warrants	2,102,100	Market Approach	Revenue Multiple	4.5x - 8.0x (7.6x)	Increase
Total Assets	$1,824,666,883

(1)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2026 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$102,574,062	$103,901,250	$—	$—	$103,901,250
Class A-1-LR Senior Secured Floating Rate Loan (“Class A-1-LR”)	99,586,467	100,875,000	—	—	100,875,000
Class A-2-RR Senior Secured Floating Rate Note (“Class A-2-RR”)	13,942,105	14,140,000	—	—	14,140,000
Class B-RR Senior Secured Floating Rate Note (“Class B-RR”)	20,913,158	21,105,000	—	—	21,105,000
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	227,215,076	230,280,000	—	—	230,280,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,876,065	36,270,000	—	—	36,270,000
CLO XIII Class C Secured Deferrable Floating Rate Note (“Class C”)	35,876,065	36,630,000	—	—	36,630,000
Total	$535,982,998	$543,201,250	$—	$—	$543,201,250

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $2,017,002, respectively as of June 30, 2026 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of June 30, 2026 and December 31, 2025 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2026 and December 31, 2025:

			6/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
123.Net, LLC	Delayed Draw Term Loan	7/19/2026	-	-	622,304	(7,779)
AAH Topco, LLC	Delayed Draw Term Loan	3/31/2027	1,175,782	-	2,298,207	-
AAH Topco, LLC	Revolver	12/22/2027	787,273	-	787,273	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	8/17/2026	533,691	-	533,691	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	2/8/2027	257,534	-	257,534	-
Admiral Buyer, Inc.	Revolver	12/6/2029	1,401,522	(7,008)	1,401,522	(7,008)
Airwavz Solutions Inc.	Revolver	3/31/2027	434,778	-	434,778	-
Airwavz Solutions Inc.	Delayed Draw Term Loan	12/31/2026	1,183,334	-	1,775,001	-
Amercare Royal LLC	Revolver	9/10/2030	357,121	(5,357)	791,878	(11,878)
Amercare Royal LLC	Delayed Draw Term Loan	9/10/2026	-	-	1,925,351	(19,254)
Amivie Acquisition, Inc.	Delayed Draw Term Loan	7/23/2027	-	-	158,346	-
Amivie Acquisition, Inc.	Revolver	9/16/2027	863,813	(4,319)	863,813	-
Amivie Acquisition, Inc.	Delayed Draw Term Loan	5/5/2027	3,438,375	(17,192)	-	-
AppViewX, Inc.	Revolver	12/24/2031	1,846,640	(50,783)	1,846,640	(18,466)
AppViewX, Inc.	Delayed Draw Term Loan	3/31/2027	1,908,194	(33,393)	1,908,194	-
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/26/2027	983,608	-	983,608	-
Artifact Bidco, Inc.	Revolver	7/26/2030	477,753	-	477,753	-
Artifact Bidco, Inc.	Revolver	7/26/2030	233,786	-	233,786	-
Azara Healthcare, LLC	Delayed Draw Term Loan	5/15/2028	5,753,780	(43,153)	-	-
Azara Healthcare, LLC	Revolver	5/13/2032	1,816,983	(27,255)	-	-
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,137,723	(25,599)	1,137,723	(5,689)
Bastille Buyer, Inc	Revolver	4/30/2032	1,601,384	(24,021)	-	-
Bastille Buyer, Inc	Delayed Draw Term Loan	4/30/2029	6,405,536	(48,042)	-	-
BHG Holdings, LLC	Delayed Draw Term Loan	4/22/2027	3,667,902	(9,170)	3,667,902	-
BHG Holdings, LLC	Revolver	4/22/2032	1,619,055	(16,191)	1,619,055	(12,143)
Bonterra LLC	Revolver	3/5/2032	854,208	(8,542)	907,596	(2,269)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/3/2026	-	-	961,130	-

			6/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Bridgepointe Technologies, LLC	Revolver	12/31/2027	-	-	777,494	-
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/3/2026	-	-	10,053	-
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/17/2028	4,457,710	(22,734)	-	-
Bridgepointe Technologies, LLC	Revolver	4/18/2033	1,769,307	(17,693)	-	-
Brightspot Buyer, Inc.	Revolver	11/16/2027	566,910	(9,921)	680,292	(10,204)
BRP2 HOLD JONQUIL, INC.	Revolver	8/26/2030	1,648,091	(119,487)	1,521,314	(22,820)
BRP2 HOLD JONQUIL, INC.	Delayed Draw Term Loan	8/26/2026	1,541,024	(104,019)	2,358,620	(17,690)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	588,923	(2,945)	471,138	-
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	1,267,138	(22,175)	1,267,138	(3,168)
Businessolver.com, Inc.	Revolver	12/3/2032	564,347	(11,287)	564,347	(2,822)
BV EMS Buyer, Inc	Revolver	11/23/2027	336,510	-	231,350	-
CallTower, Inc.	Revolver	11/30/2028	-	-	622,259	-
Caregiver 2, Inc.	Delayed Draw Term Loan	5/12/2028	170,160	-	-	-
Choice Health at Home, LLC	Delayed Draw Term Loan	10/23/2026	-	-	878,578	-
CHV Holdings LLC	Revolver	3/27/2029	1,241,546	(86,908)	1,241,546	-
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	8/7/2026	312,991	(782)	312,991	-
Coding Solutions Acquisition, Inc.	Revolver	8/7/2031	703,351	(5,275)	703,351	-
Contruent Intermediate Company	Delayed Draw Term Loan	11/12/2027	686,196	(18,870)	857,745	-
Contruent Intermediate Company	Revolver	11/14/2031	571,830	(15,725)	571,830	(8,577)
Coretelligent Intermediate LLC	Revolver	10/21/2027	379,926	(22,796)	379,926	(20,896)
Coupa Holdings, LLC	Delayed Draw Term Loan	6/3/2027	-	-	948,020	-
Coupa Holdings, LLC	Revolver	2/27/2029	241,963	-	725,890	-
Crewline Buyer, Inc.	Revolver	11/8/2030	1,366,496	(27,330)	1,366,496	-
DA Blocker Corp.	Revolver	2/10/2032	1,353,066	(13,531)	1,573,333	(11,800)
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	4,719,998	-	4,719,998	-
Datacor, Inc.	Delayed Draw Term Loan	3/10/2028	2,105,709	(15,793)	-	-
Datacor, Inc.	Revolver	3/11/2030	2,031,336	(15,235)	1,692,780	-
Dearborn TopCo, LLC	Revolver	5/22/2029	476,028	(4,760)	616,037	(1,540)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	2,409,819	(36,147)	2,409,819	(12,049)
Dispatchtrack, LLC	Revolver	12/17/2026	301,930	-	301,930	-
DLRdmv, LLC	Delayed Draw Term Loan	5/7/2027	805,500	-	805,500	-
DLRdmv, LLC	Revolver	5/7/2032	805,500	-	805,500	(4,027)
Dorado Buyer LLC	Revolver	2/6/2030	248,309	(9,312)	248,308	(7,449)
Dorado Buyer LLC	Delayed Draw Term Loan	2/6/2026	-	-	2,427,222	(12,136)
Duetto Research, Inc	Delayed Draw Term Loan	6/26/2026	-	-	2,017,640	(10,088)
Duetto Research, Inc	Revolver	6/26/2030	1,008,820	(27,743)	1,008,820	(10,088)
EAGAN PARENT, INC	Delayed Draw Term Loan	9/10/2027	3,564,443	(71,289)	3,564,443	(8,911)
EAGAN PARENT, INC	Revolver	9/8/2032	1,901,036	(42,773)	1,901,036	(9,505)
EET Buyer, Inc.	Delayed Draw Term Loan	1/29/2027	378,394	(4,730)	378,394	(2,838)

			6/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
EET Buyer, Inc.	Revolver	11/8/2029	1,036,629	(18,141)	1,036,629	(7,775)
EET Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	1,247,125	(12,471)	-	-
Einstein Parent, Inc.	Revolver	1/22/2031	1,066,183	(29,320)	1,066,183	(23,989)
Engage2Excel, Inc.	Revolver	7/2/2029	184,278	(2,764)	184,278	(1,382)
Exterro, Inc.	Revolver	6/1/2027	1,107,844	(22,157)	1,107,844	-
Exterro, Inc.	Delayed Draw Term Loan	9/10/2026	1,408,670	(21,130)	1,408,670	-
Firebird Midco, Inc	Revolver	7/18/2030	921,390	(13,821)	1,228,520	(15,356)
FirstEnroll LLC	Revolver	9/19/2031	726,695	(14,534)	726,695	(7,267)
Foundation Risk Partners, Corp.	Revolver	10/29/2029	681,228	(1,703)	778,547	-
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/6/2027	3,339,004	(58,433)	3,339,004	(16,695)
Fullsteam Operations, LLC	Revolver	8/8/2031	751,276	(16,904)	1,113,001	(8,348)
Fusion Holding, Corp.	Revolver	9/15/2028	999,915	(74,994)	620,637	(26,377)
Galway Borrower LLC	Revolver	9/29/2028	-	-	366,401	(916)
Galway Borrower LLC	Delayed Draw Term Loan	2/6/2026	-	-	1,095,753	-
GH Parent Holdings Inc.	Delayed Draw Term Loan	4/23/2027	420,986	(6,315)	1,323,099	(6,615)
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	(7,556)	604,499	-
Greenhouse Software, Inc.	Revolver	9/1/2028	1,232,251	(15,403)	1,232,251	-
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	7/2/2027	3,556,317	-	5,752,865	(28,764)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	504	(32)	441,259	(3,309)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	-	-	201,810	-
Heartland PPC Buyer LLC	Revolver	12/12/2029	882,287	(11,029)	1,389,132	(13,891)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	11/12/2027	1,932,086	(14,491)	1,932,086	(9,660)
HireVue, Inc.	Delayed Draw Term Loan	1/29/2027	1,382,168	(141,672)	-	-
HITRUST Services, LLC	Revolver	3/14/2031	2,419,131	(12,096)	2,419,131	(24,191)
Honor HN Buyer, Inc.	Delayed Draw Term Loan	5/18/2026	-	-	2,330,767	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2026	2,869,775	-	3,638,803	-
Honor HN Buyer, Inc.	Revolver	10/15/2027	304,093	-	266,081	-
Hunter Communications & Technologies LLC	Delayed Draw Term Loan	3/31/2028	2,754,381	(13,772)	-	-
Hunter Communications & Technologies LLC	Revolver	3/31/2032	640,554	(6,406)	-	-
Hyscaleix Data Centers Holdings LLC	Revolver	1/29/2031	805,233	(10,065)	-	-
Joink, LLC	Revolver	10/4/2030	-	-	727,761	(5,458)
Joink, LLC	Delayed Draw Term Loan	4/2/2027	1,637,461	(28,656)	3,820,743	(19,104)
JS Parent, Inc.	Revolver	4/24/2031	528,354	(1,321)	528,354	-
Juniper Square, Inc.	Revolver	11/6/2031	1,203,557	(6,018)	1,203,557	(12,036)
Juniper Square, Inc.	Delayed Draw Term Loan	11/8/2027	4,212,448	-	5,416,005	(27,080)
Juniper Square, Inc.	Delayed Draw Term Loan	11/6/2028	3,305,507	-	3,610,670	-

			6/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Kalkomey Borrower, LLC	Delayed Draw Term Loan	6/18/2026	-	-	1,830,937	(9,155)
Kalkomey Borrower, LLC	Revolver	6/18/2031	1,464,749	(14,647)	1,464,749	(14,647)
KPA Parent Holdings, Inc	Delayed Draw Term Loan	3/15/2027	1,368,942	(10,267)	1,480,258	-
KPA Parent Holdings, Inc	Revolver	3/12/2032	1,036,180	(12,952)	1,036,180	-
Labvantage Solutions Inc.	Revolver	11/23/2030	1,522,509	(3,806)	1,522,509	(11,419)
Last Dance Intermediate I(c), LLC	Delayed Draw Term Loan	6/30/2027	-	-	4,861,503	-
Last Dance Intermediate I(c), LLC	Revolver	3/31/2031	1,720,521	-	1,720,521	(4,301)
Last Dance Intermediate I(c), LLC	Delayed Draw Term Loan	1/31/2028	2,822,819	(28,228)	-	-
LeadVenture, Inc.	Delayed Draw Term Loan	6/23/2027	1,891,568	(61,476)	2,465,662	-
LeadVenture, Inc.	Revolver	6/23/2032	1,743,073	(61,008)	1,472,037	-
Level Data, LLC	Delayed Draw Term Loan	3/5/2027	2,404,526	(48,091)	2,404,526	(12,023)
Level Data, LLC	Revolver	3/5/2031	300,566	(7,514)	420,792	(4,208)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	2/7/2028	5,802,283	(29,011)	-	-
Lightspeed Buyer, Inc.	Revolver	2/6/2032	1,315,184	(13,152)	-	-
LivTech Purchaser, Inc.	Delayed Draw Term Loan	11/23/2026	-	-	1,567,473	(11,756)
LivTech Purchaser, Inc.	Revolver	11/24/2031	1,999,327	(49,983)	1,999,327	(14,995)
Lotus HPI Buyer, Inc	Delayed Draw Term Loan	1/19/2026	-	-	3,767,841	(395,623)
Lotus HPI Buyer, Inc	Revolver	1/21/2030	1,004,758	(135,642)	-	-
Magaya Corporation	Delayed Draw Term Loan	7/24/2026	2,314,841	(52,084)	2,314,841	(34,723)
Magaya Corporation	Revolver	7/26/2030	159,708	(4,392)	245,704	(4,914)
Mastery Acquisition Corp.	Revolver	9/7/2029	851,781	-	851,781	-
Mastery Acquisition Corp.	Delayed Draw Term Loan	4/30/2026	-	-	802,394	-
Mavenlink, Inc.	Revolver	6/1/2029	715,926	(23,268)	715,926	(17,898)
MBS Holdings, Inc.	Revolver	4/16/2027	779,335	-	974,169	(2,435)
MedBridge Holdings, LLC	Revolver	12/23/2026	1,376,227	-	1,376,227	-
MediaLab Solutions, LLC	Revolver	8/11/2031	-	-	769,796	(7,698)
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	291,102	(728)	189,849	(1,898)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Revolver	10/22/2026	680,400	(1,701)	680,400	(1,701)
Mist Holding Co.	Revolver	12/23/2030	904,795	(2,262)	904,795	-
Mist Holding Co.	Delayed Draw Term Loan	8/12/2028	2,547,120	-	2,547,120	-
MMP Intermediate, LLC	Revolver	2/15/2029	552,880	-	552,880	-
Momentus Technologies, LLC	Revolver	4/30/2029	229,387	(3,441)	229,387	-
Moon Buyer, Inc.	Revolver	4/21/2031	1,779,259	-	1,779,259	-
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	8/2/2027	1,230,919	-	2,083,094	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2031	1,342,616	-	805,570	-
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	8/2/2027	675,992	-	-	-

			6/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/8/2026	-	-	1,211,850	(18,178)
MSP Global Holdings, Inc.	Revolver	4/9/2029	1,331,300	(36,611)	1,212,693	(18,190)
MyKaarma Acquisition LLC	Revolver	12/24/2030	1,188,307	(8,912)	1,188,307	-
Nasuni Corporation	Revolver	9/10/2030	2,619,806	(13,099)	2,619,806	(32,748)
Navigate360, LLC	Revolver	3/17/2028	604,235	(24,169)	604,235	(3,021)
NC Topco, LLC	Revolver	9/1/2031	1,291,959	-	1,291,959	-
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	-	-	3,229,897	-
Netwrix Corporation	Revolver	6/11/2029	774,755	(32,927)	774,755	(1,937)
Netwrix Corporation	Delayed Draw Term Loan	12/16/2026	735,566	(27,584)	735,566	-
Next Holdco, LLC	Revolver	11/9/2029	893,559	(20,105)	893,559	(15,637)
OPOC Acquisition, LLC	Revolver	12/20/2030	605,987	-	605,987	(6,060)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/21/2026	1,193,795	-	1,333,172	(3,333)
Pace Health Companies, LLC	Revolver	8/2/2027	616,682	-	616,682	-
Pace Health Companies, LLC	Delayed Draw Term Loan	6/2/2027	888,879	-	888,879	-
Pace Health Companies, LLC	Delayed Draw Term Loan	6/2/2027	1,708,092	-	1,708,092	-
Pamlico Avant Holdings, L.P.	Revolver	12/31/2032	2,209,241	(16,569)	1,988,317	(19,883)
Patriot Acquireco L.L.C.	Revolver	9/3/2032	1,093,706	(10,937)	1,020,792	(10,208)
PDI TA Holdings, Inc	Revolver	2/3/2031	-	-	251,620	(3,774)
Penn TRGRP Holdings LLC	Revolver	9/27/2030	316,303	(18,187)	474,455	(21,350)
Penn TRGRP Holdings LLC	Delayed Draw Term Loan	9/27/2030	250,064	(14,379)	488,766	(21,994)
Pharmalogic Holdings Corp	Delayed Draw Term Loan	12/31/2026	2,080,383	(5,201)	5,547,689	-
Pieper Memorial, LLC	Delayed Draw Term Loan	11/4/2027	458,852	(2,294)	458,852	-
Pieper Memorial, LLC	Delayed Draw Term Loan	11/4/2027	9,251,733	-	9,251,740	-
Pieper Memorial, LLC	Revolver	11/2/2028	986,852	(4,934)	986,852	-
Pinnacle Treatment Centers, Inc.	Revolver	1/4/2027	369,074	(19,376)	404,224	(9,095)
Point Quest Group, Inc	Delayed Draw Term Loan	11/15/2027	2,268,077	(5,670)	2,612,992	(13,065)
Point Quest Group, Inc	Revolver	11/13/2031	1,567,795	(15,678)	1,567,795	(15,678)
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/15/2026	1,920,795	-	2,541,108	-
QualDerm Partners, LLC	Revolver	12/8/2028	161,309	(2,016)	422,475	(5,281)
Quest Analytics Inc.	Delayed Draw Term Loan	11/10/2027	6,890,797	(68,908)	6,890,797	(17,227)
Quest Analytics Inc.	Revolver	11/10/2032	2,756,319	(34,454)	2,756,319	(13,782)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	11/12/2027	1,035,511	(5,178)	1,035,511	(5,178)
Race Finco, LLC	Revolver	8/16/2029	609,798	(10,671)	609,798	(12,196)
Race Finco, LLC	Delayed Draw Term Loan	8/17/2026	4,564,563	(57,057)	7,853,011	(78,530)
Ranger Buyer, Inc.	Revolver	11/18/2027	1,199,233	(2,998)	1,199,233	-
Redwood Family Care Network, Inc.	Revolver	6/19/2028	588,705	-	588,705	-
REP TEC Intermediate Holdings, Inc.	Revolver	5/30/2031	2,451,325	(18,385)	2,451,325	(6,128)

			6/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
RevauAdvanced Underwriting Inc.	Delayed Draw Term Loan	5/7/2027	3,594,544	(89,864)	4,144,298	(20,721)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	1,917,450	-	2,227,866	-
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	742,622	-	542,114	-
Saab Purchaser, Inc.	Revolver	11/12/2031	2,699,315	(67,483)	2,699,315	-
Saab Purchaser, Inc.	Delayed Draw Term Loan	9/22/2027	887,146	(17,743)	887,146	-
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,829,730	-	1,354,000	-
Salisbury House, LLC	Delayed Draw Term Loan	8/18/2027	2,365,604	-	3,112,637	-
Salisbury House, LLC	Revolver	8/18/2032	2,075,092	-	1,763,828	(17,638)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	7/1/2026	-	-	156,340	-
Sandstone Care Holdings, LLC	Revolver	6/28/2028	1,177,845	-	-	-
Sapphire Software Buyer, Inc.	Revolver	9/30/2031	1,723,759	(99,116)	1,723,759	(12,928)
Sauce Labs Inc	Revolver	8/16/2027	705,002	(22,913)	1,281,821	(35,250)
Saviynt, Inc.	Revolver	2/18/2030	609,798	-	609,798	-
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	8/20/2027	7,475,854	(130,827)	7,475,854	(130,827)
Second Nature Brands, Inc.	Revolver	2/6/2031	608,642	(9,130)	608,642	(4,565)
Securonix, Inc	Revolver	4/5/2029	1,025,558	(251,262)	1,538,337	(323,051)
Serrano Parent, LLC	Revolver	5/13/2030	1,585,346	(110,974)	2,085,981	(93,869)
Single Digits, Inc.	Revolver	9/30/2026	416,149	-	416,149	-
Slipstream IT, LLC	Delayed Draw Term Loan	8/2/2027	1,132,053	-	1,132,053	(5,660)
Slipstream IT, LLC	Revolver	8/1/2031	1,132,053	-	1,132,053	(11,321)
Smile Brands, Inc.	Revolver	7/12/2029	141,306	(28,261)	16,215	(1,662)
Soar Buyer, Inc.	Delayed Draw Term Loan	5/19/2028	8,775,448	(65,816)	-	-
Soar Buyer, Inc.	Revolver	5/20/2032	1,755,090	(26,326)	-	-
Soladoc, LLC	Revolver	6/12/2028	353,354	(9,717)	588,923	(11,778)
Stratus Networks, Inc.	Revolver	12/15/2028	990,098	(4,950)	990,098	(2,475)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/23/2026	2,555,790	-	3,003,053	-
SugarCrm, Inc.	Revolver	7/30/2027	310,244	(3,102)	310,244	(1,551)
Sundance Group Holdings, Inc.	Revolver	7/2/2029	2,928,297	(7,321)	2,197,666	(5,494)
Tau Buyer, LLC	Delayed Draw Term Loan	2/1/2027	-	-	1,837,594	-
Tau Buyer, LLC	Revolver	2/2/2032	1,243,078	(111,877)	1,702,477	(4,256)
Telcor Buyer, Inc.	Revolver	8/20/2027	-	-	290,770	-
Telesoft Holdings, LLC	Revolver	5/31/2027	487,441	(2,437)	507,336	(1,268)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	6/30/2028	69,053	-	362,529	-
TMA Buyer LLC	Delayed Draw Term Loan	4/30/2027	936,394	(4,682)	936,394	-
TMA Buyer LLC	Revolver	4/30/2031	1,208,250	(18,124)	1,208,250	(12,082)
ToolWatch Intermediate, LLC	Revolver	7/31/2030	1,228,520	(15,356)	1,228,520	(6,143)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	9/23/2028	1,289,903	-	2,277,098	-

			6/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
UFS, LLC	Revolver	10/10/2031	698,691	(8,734)	524,018	(5,240)
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	1,086,591	(16,299)	1,086,591	(10,866)
Unanet, Inc	Revolver	12/9/2030	2,063,584	(36,113)	2,063,584	(30,954)
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	539,918	(6,749)	539,918	(5,399)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	1,925,180	(38,504)	1,925,180	-
UpStack Holdco Inc.	Revolver	8/25/2031	576,999	(4,327)	692,399	-
UpStack Holdco Inc.	Delayed Draw Term Loan	8/24/2026	1,463,270	(7,316)	1,463,270	-
Vectra AI, Inc.	Revolver	3/2/2028	1,200,106	(18,002)	1,200,106	(12,001)
Vectra AI, Inc.	Delayed Draw Term Loan	10/29/2026	2,418,368	(36,276)	2,418,368	(24,184)
Vehlo Purchaser, LLC	Revolver	5/24/2028	1,523,664	(15,237)	1,523,664	-
Venture Buyer LLC	Revolver	3/1/2030	680,954	(1,702)	756,615	(5,675)
Venture Buyer LLC	Delayed Draw Term Loan	3/1/2027	832,277	(2,081)	832,277	-
Veracross LLC	Delayed Draw Term Loan	12/28/2027	1,335,591	(13,356)	1,772,559	-
Veracross LLC	Revolver	12/28/2027	346,767	(3,468)	1,387,067	-
Vhagar Purchaser, LLC	Revolver	6/11/2029	373,356	(5,600)	373,356	(1,867)
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/5/2027	936,687	-	936,687	-
Visionary Buyer, LLC	Revolver	3/21/2030	1,413,418	(10,601)	1,413,418	(7,067)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/31/2027	3,224,946	(8,062)	7,359,493	-
Waldo Buyer, LLC	Delayed Draw Term Loan	4/3/2028	3,251,250	(16,256)	-	-
Waldo Buyer, LLC	Revolver	4/1/2033	1,950,750	(19,507)	-	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	250,893	-	1,039,688	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/30/2027	624,893	-	624,893	-
Wealth Enhancement Group, LLC	Revolver	10/2/2028	623,162	-	623,162	-
Wolverine Seller Holdings, LLC	Revolver	1/17/2030	1,425,401	(7,127)	1,609,949	(4,025)
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	10/1/2027	3,788,278	(9,471)	5,298,794	-
Your Part-Time Controller, LLC	Revolver	11/14/2029	960,980	-	960,980	(4,805)
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	(10,295)	1,372,628	-
Zendesk, Inc.	Delayed Draw Term Loan	5/15/2026	-	-	1,143,721	-
			$318,602,991	$(4,042,805)	$326,912,123	$(2,235,796)

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

The Fund had the following unfunded commitment for its equity investments, including investment companies, as of June 30, 2026 and December 31, 2025:

	6/30/2026	12/31/2025
Investment	Unfunded Commitment	Unfunded Commitment
AB Equity Investors L.P.	$553,649	$784,521
CN Co-Invest, LP	35,238	35,238
Community Based Care Holdings, LP	59,890	59,890
Falcon Co-Investment Partners, L.P.	264,391	271,997
GHP SPV-2, L.P.	34,208	34,208
GTCR A-1 Investors LP	110,000	220,000
Orangewood WWB Co-Invest, L.P.	25,668	25,668
QCS Co-Invest Aggregator, L.P.	105,823	105,823
REP Coinvest III OMNI, L.P.	13,325	13,325
REP RO Coinvest IV-A, L.P.	1,661	1,661
Total	$1,203,853	$1,552,331

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The total Capital Commitments of investors in the Fund as of June 30, 2026 was $803,757,855, of which 19% was unfunded. The total Capital Commitments of investors in the Fund as of December 31, 2025 was $775,624,993, of which 18% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Third Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities. The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three and six months ended June 30, 2026 and 2025:

	For the six months ended June 30, 2026		For the six months ended June 30, 2025
Quarter Ended	Shares	Amount	Shares	Amount
March 31	965,604	$9,272,169	4,796,671	$46,074,834
June 30	3,190,670	$29,721,436	—	$—
Total capital drawdowns	4,156,274	$38,993,605	4,796,671	$46,074,834

Distributions

The following tables reflect the distributions declared on Shares during the three and six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2026	3/27/2026	4/23/2026	$0.20	$15,678,682
6/26/2026	6/26/2026	7/22/2026	$0.19	$15,491,251
				$31,169,933

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
6/26/2025	6/26/2025	7/17/2025	$0.20	$13,766,885
				$27,705,863

Dividend Reinvestment Plan

On September 26, 2017, the Fund adopted a dividend reinvestment plan, which was amended and restated on November 11, 2021 (the “DRIP”). Pursuant to the DRIP (both before and after it was amended), stockholders receive dividends or other distributions in cash unless a stockholder elects to reinvest his or her dividends and other distributions. As a result of adopting the DRIP, if the Board authorizes, and the Fund declares, a cash dividend or distribution, stockholders who have opted into the DRIP will have their cash dividends or distributions automatically reinvested in additional Shares (net of any applicable withholding tax), rather than receiving cash.

The following tables summarize Shares distributed pursuant to the DRIP during the six months ended June 30, 2026 and 2025 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2026	3/27/2026	3/31/2026	934,475	$8,606,511
6/26/2026	6/26/2026	6/30/2026	942,429	$8,626,243
			1,876,904	$17,232,754

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2025	3/27/2025	3/31/2025	797,757	$7,609,164
6/26/2025	6/26/2025	6/30/2025	797,761	$7,569,777
			1,595,518	$15,178,941

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

The following table summarizes share repurchases completed during the six months ended June 30, 2026:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 27, 2026	1,861,300	1,188,530	$10,946,358	64%	$9.21
June 30	May 29, 2026	1,935,428	899,105	$8,229,686	46%	$9.15
			2,087,635	$19,176,044

The following table summarizes share repurchases completed during the six months ended June 30, 2025:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 28, 2025	1,594,397	767,534	$7,320,890	48%	$9.54
June 30	May 23, 2025	1,663,968	854,554	$8,108,695	51%	$9.49
			1,622,088	$15,429,585

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets from operations	$10,557,150	$10,377,426	$5,376,713	$24,544,219
Weighted average common shares outstanding	78,875,500	68,528,334	78,150,338	67,548,702
Earnings per common share-basic and diluted	$0.13	$0.15	$0.07	$0.36

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2026 and 2025.

Per Share Data:(1)	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Net asset value, beginning of period	$9.47	$9.53
Net investment income (loss)	0.40	0.41
Net realized and unrealized gains (losses) on investments	(0.33)	(0.05)
Net increase (decrease) in net assets resulting from operations	$0.07	$0.36
Distributions to stockholders	(0.39)	(0.40)
Net asset value, end of period	$9.15	$9.49
Shares outstanding, end of period	81,022,158	68,473,064
Total return at net asset value before incentive fees(3)(4)	1.66%	4.92%
Total return at net asset value after incentive fees(3)(4)	0.77%	3.85%
Ratio/Supplemental Data(2)
Net assets, end of period	$741,524,608	$649,651,677
Ratio of total expenses to weighted average net assets(5)	15.32%	18.11%
Ratio of net expenses to weighted average net assets(5)(6)	15.25%	18.11%
Ratio of net investment income (loss) before waivers to weighted average net assets(5)	9.47%	9.81%
Ratio of net investment income (loss) after waivers to weighted average net assets(5)(6)	9.54%	9.81%
Ratio of interest and credit facility expenses to weighted average net assets(5)	10.09%	12.21%
Ratio of incentive fees to weighted average net assets(4)(8)	0.94%	1.08%
Portfolio turnover rate(4)	3.84%	9.15%
Asset coverage ratio(7)	159%	158%

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
(4)
Not annualized.
(5)
Annualized, except for incentive fees.

(6)
The Adviser voluntarily waived a portion of management fees and income-based incentive fees. The ratios include the effects of the voluntary waived expense of 0.07% and 0.00% for the six months ended June 30, 2026 and June 30, 2025.
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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, the Middle East, Latin America and the war between Russia and Ukraine;
•
the timing of cash flows, if any, from the operations of the Fund’s portfolio companies;
•
the ability of the Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;
•
the loss of key personnel and the ability of the Adviser to attract and retain highly talented professionals;
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

Overview

The Fund was formed on February 6, 2015, as a corporation under the laws of the State of Maryland. The Fund is structured as an externally managed, non-diversified, closed-end management investment company. The Fund was formed to invest primarily in primary-issue middle-market credit opportunities that are directly sourced and privately negotiated. The Fund commenced investment operations on November 15, 2017. The Fund is advised by AB Private Credit Investors LLC (the “Adviser”), which is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. State Street Bank and Trust Company (the “Administrator”) provides the administrative services necessary for the Fund to operate.

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

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Fund is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that the Fund’s independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as the Fund ceases to be an emerging growth company and becomes an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in the Fund’s internal control over financial reporting go undetected.

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
•
calculating the Fund’s net asset value (including the costs and expenses of any independent valuation firm);
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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
Investments in Portfolio Companies	$(67,552,095)	(1)	$(78,347,983)	(2)	$(111,355,004)	(3)	$(187,944,228)	(4)
Draw Downs Against Revolvers and Delayed Draw Term Loans	(32,809,210)		(41,114,233)		(67,307,813)		(69,228,163)
Principal Repayments	50,667,991	(5)	25,287,846	(6)	71,952,575	(7)	143,980,342	(8)
Sales	1,407,891		360,688		1,444,851		8,651,689
Net Repayments (Investments)	$(48,285,423)		$(93,813,682)		$(105,265,391)		$(104,540,360)

(1)
Includes investments in 15 portfolio companies.
(2)
Includes investments in 21 portfolio companies.
(3)
Includes investments in 48 portfolio companies.
(4)
Includes investments in 51 portfolio companies.
(5)
Includes $4,613,695 in revolver and delayed draw term paydowns.
(6)
Includes $4,534,495 in revolver and delayed draw term paydowns.
(7)
Includes $11,903,574 in revolver and delayed draw term paydowns.
(8)
Includes $9,980,827 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2026:

	As of June 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$1,936,683,319	93.74%	$1,885,649,413	93.12%	9.61%
Second Lien Junior Secured Debt	3,107,049	0.15%	1,901,860	0.09%	40.39%
Preferred Stock	5,566,431	0.27%	7,624,574	0.38%
Common Stock	9,494,838	0.46%	8,760,971	0.43%
Investment companies	29,434,331	1.42%	36,559,659	1.81%
Warrants	347,202	0.02%	3,141,339	0.16%
Cash and cash equivalents	81,300,624	3.94%	81,300,624	4.01%
Total	$2,065,933,794	100.00%	$2,024,938,440	100.00%

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

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Number of portfolio companies	165	161
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of June 30, 2026:

	As of June 30, 2026
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,886,154,952	97.23%	$1,863,053,907	98.70%
Non-accrual	53,635,416	2.77%	24,497,366	1.30%
Total	$1,939,790,368	100.00%	$1,887,551,273	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,802,346,415	98.39%	$1,795,749,095	99.50%
Non-accrual	29,405,603	1.61%	9,055,033	0.50%
Total	$1,831,752,018	100.00%	$1,804,804,128	100.00%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of June 30, 2026, the Fund had thirty-two investments, with nine issuers, that were on non-accrual status. As of December 31, 2025, the Fund had nineteen investments, with six issuers, that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, by GICS, at amortized cost and fair value as of June 30, 2026 and December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of June 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Air Freight & Logistics	$14,630,121	0.74%	$14,498,950	0.75%
Automobile Components	20,735,825	1.05%	20,196,419	1.04%
Automobiles	62,458,703	3.15%	62,348,541	3.21%
Banks	66,507,803	3.35%	65,589,211	3.37%
Capital Markets	15,685,468	0.79%	19,592,023	1.01%
Chemicals	25,468,632	1.28%	25,370,735	1.31%
Commercial Services & Supplies	53,161,837	2.68%	53,710,307	2.76%
Construction & Engineering	52,104,078	2.63%	50,407,301	2.59%
Diversified Consumer Services	89,745,115	4.53%	89,090,296	4.58%
Diversified Telecommunication Services	235,466,517	11.86%	235,639,297	12.12%
Financial Services	44,837,343	2.26%	45,098,643	2.32%
Food Products	23,610,461	1.19%	23,815,234	1.23%
Health Care Equipment & Supplies	14,170,112	0.71%	14,091,468	0.73%
Health Care Providers & Services	230,431,789	11.61%	211,449,941	10.88%
Health Care Technology	162,294,168	8.18%	159,571,507	8.21%
Hotels, Restaurants & Leisure	45,121,174	2.27%	43,350,822	2.23%
Industrial Conglomerates	13,561,596	0.68%	13,490,345	0.69%
Insurance	55,612,628	2.80%	55,376,058	2.85%
Investment Companies	29,434,331	1.48%	36,559,659	1.88%
IT Services	31,165,850	1.57%	30,502,301	1.57%
Leisure Products	14,760,103	0.74%	14,710,021	0.76%
Media	20,146,340	1.02%	15,942,444	0.82%
Pharmaceuticals	48,878,120	2.46%	46,361,795	2.39%
Professional Services	135,705,910	6.84%	132,800,873	6.83%
Real Estate Management & Development	43,590,232	2.20%	43,759,302	2.25%
Software	344,325,646	17.35%	335,379,770	17.26%
Specialty Retail	22,632,992	1.14%	22,215,655	1.14%
Technology Hardware, Storage & Peripherals	67,285,927	3.39%	62,397,297	3.21%
Transportation Infrastructure	664,418	0.03%	234,340	0.01%
Wireless Telecommunication Services	439,931	0.02%	87,261	0.00%
	$1,984,633,170	100.00%	$1,943,637,816	100.00%

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Air Freight & Logistics	$14,397,515	0.77%	$14,388,894	0.77%
Automobile Components	20,518,531	1.10%	20,851,592	1.12%
Automobiles	61,120,044	3.26%	61,679,184	3.31%
Banks	63,711,672	3.40%	63,875,791	3.43%
Capital Markets	15,193,148	0.81%	17,179,831	0.92%
Chemicals	24,791,304	1.32%	24,890,767	1.34%
Commercial Services & Supplies	45,485,390	2.42%	46,280,836	2.49%
Construction & Engineering	51,255,432	2.73%	51,218,722	2.75%
Diversified Consumer Services	87,313,540	4.66%	87,559,726	4.70%
Diversified Telecommunication Services	198,930,139	10.60%	199,256,436	10.71%
Financial Services	39,177,700	2.09%	39,274,335	2.11%
Food Products	23,044,755	1.23%	23,271,311	1.25%
Health Care Equipment & Supplies	13,332,983	0.71%	13,324,704	0.72%
Health Care Providers & Services	212,466,215	11.32%	195,086,465	10.48%
Health Care Technology	144,716,944	7.71%	143,817,314	7.73%
Hotels, Restaurants & Leisure	45,008,993	2.40%	43,639,765	2.34%
Industrial Conglomerates	13,606,752	0.73%	13,520,898	0.73%
Insurance	59,171,060	3.15%	59,332,392	3.19%
Investment Companies	28,975,016	1.54%	36,322,816	1.95%
IT Services	25,264,216	1.35%	24,884,609	1.34%
Leisure Products	14,101,568	0.75%	14,151,748	0.76%
Media	20,035,925	1.07%	17,684,327	0.95%
Pharmaceuticals	45,623,030	2.43%	45,296,426	2.43%
Professional Services	135,137,757	7.20%	134,643,507	7.23%
Real Estate Management & Development	43,392,849	2.31%	43,798,128	2.35%
Software	327,825,535	17.47%	325,418,386	17.48%
Specialty Retail	22,356,903	1.19%	22,298,773	1.20%
Technology Hardware, Storage & Peripherals	79,153,362	4.22%	77,902,375	4.19%
Transportation Infrastructure	664,418	0.04%	285,035	0.02%
Wireless Telecommunication Services	439,931	0.02%	161,369	0.01%
	$1,876,212,627	100.00%	$1,861,296,462	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total investment income	$44,806,668	$44,116,612	$89,292,507	$88,758,590
Total expenses	29,325,436	30,183,546	58,661,380	60,672,180
Waived management fees	—	—	(271,957)	—
Waived incentive fees	—	—	(245,475)	—
Net investment income before taxes	15,481,232	13,933,066	31,148,559	28,086,410
Income tax expense, including excise tax	(11,564)	161,196	(20,264)	378,079
Net investment income after tax	15,492,796	13,771,870	31,168,823	27,708,331
Net realized and change in unrealized appreciation (depreciation) on investments	(4,934,827)	(3,393,469)	(25,791,458)	(3,162,114)
Net increase (decrease) in net assets resulting from operations	10,557,969	10,378,401	5,377,365	24,546,217
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	819	975	652	1,998
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$10,557,150	$10,377,426	$5,376,713	$24,544,219

Investment Income

During the three months ended June 30, 2026, the Fund’s investment income was comprised of $43,664,799 of interest income, which includes $1,596,101 from the net amortization of premium and accretion of discounts, $999,969 of payment-in-kind interest, and $141,900 of dividend income. During the three months ended June 30, 2025, the Fund’s investment income was comprised of $41,823,014 of interest income, which includes $1,458,741 from the net amortization of premium and accretion of discounts, $2,167,909 of payment-in-kind interest, and $125,689 of dividend income. The increase in net investment income during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 can primarily be attributed to an increase in gross assets and interest rates.

During the six months ended June 30, 2026, the Fund’s investment income was comprised of $87,197,463 of interest income, which includes $2,867,422 from the net amortization of premium and accretion of discounts, $1,878,049 of payment-in-kind interest, and $216,995 of dividend income. During the six months ended June 30, 2025, the Fund’s investment income was comprised of $85,223,564 of interest income, which includes $4,165,949 from the net amortization of premium and accretion of discounts, and $3,280,315 of payment-in-kind interest, and $254,711 of dividend income. The increase in net investment income during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, can primarily be attributed to an increase in gross assets and interest rates.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Interest and borrowing expenses	$18,494,824	$19,278,255	$36,350,744	$38,831,578
Management fees	6,024,569	5,830,989	12,158,496	11,465,958
Income-based incentive fee	3,281,383	3,442,968	6,852,077	6,927,075
Professional fees	683,308	606,887	1,510,497	1,441,096
Administration and custodian fees	299,911	342,779	758,980	677,266
Insurance expenses	45,278	115,500	45,278	231,000
Directors’ fees	64,992	52,437	129,983	104,875
Transfer agent fees	44,445	41,883	91,372	80,253
Other expenses	291,976	471,848	574,453	913,079
Trustee expense	94,750	—	189,500	—
Total expenses	29,325,436	30,183,546	58,661,380	60,672,180
Waived management fees	—	—	(271,957)	—
Waived incentive fees	—	—	(245,475)	—
Income tax expense, including excise tax	(11,564)	161,196	(20,264)	378,079
Net expenses	$29,313,872	$30,344,742	$58,123,684	$61,050,259

Interest and borrowing expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the three months ended June 30, 2026 and June 30, 2025 were $18,494,824 and $19,278,255, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 5.50% and 6.66% for the three months ended June 30, 2026 and June 30, 2025, respectively. The decrease in interest and borrowing expenses during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 can primarily be attributed to a decrease in interest rates.

Interest and borrowing expenses for the six months ended June 30, 2026 and 2025 were $36,350,744 and $38,831,578, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 5.52% and 6.78% for the six months ended June 30, 2026 and 2025, respectively. The decrease in interest and borrowing expenses during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 can primarily be attributed to a decrease in interest rates.

Management Fee

The gross management fee expenses for the three months ended June 30, 2026 and 2025 were $6,024,569 and $5,830,989, respectively. The increase in the management fee for the three months ended June 30, 2026 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

The gross management fee expenses for the six months ended June 30, 2026 and June 30, 2025 were $12,158,496 and $11,465,958, respectively. The increase in the management fee for the six months ended June 30, 2026 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2026, the Fund had principal repayments and sales which resulted in $260,401 of net realized gain. During the six months ended June 30, 2026, the Fund had principal repayments and sales which resulted in $287,731 of net realized gain.

During the three months ended June 30, 2025, restructurings and sales of assets resulted in $413,954 of net realized gain. During the six months ended June 30, 2025, the Fund had restructurings and principal paydowns which resulted in $3,428,181 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2026, the Fund had $(5,195,228) in net change in unrealized depreciation on $1,984,633,170 of investments in 220 portfolio companies. Net change in unrealized depreciation for the three months ended June 30, 2026, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

During the three months ended June 30, 2025, the Fund had $3,807,423 in net change in unrealized depreciation on $1,748,732,749 of investments in 212 portfolio companies. Net change in unrealized depreciation for the three months ended June 30, 2025, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

During the six months ended June 30, 2026, the Fund had $(26,079,189) in net change in unrealized depreciation on $1,984,633,170 of investments in 220 portfolio companies. Net change in unrealized depreciation for the six months ended June 30, 2026, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2026 and 2025, the net increase in net assets resulting from operations was $10,557,969 and $10,378,401, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2026 and 2025, the Fund’s per share net increase in net assets resulting from operations was $0.13 and $0.15, respectively.

For the six months ended June 30, 2026 and 2025, the net increase in net assets resulting from operations was $5,377,365 and $24,546,217, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2026 and 2025, the Fund’s per share net increase in net assets resulting from operations was $0.07 and $0.36, respectively.

Cash Flows

For the six months ended June 30, 2026, cash decreased by $24,507,419. During the same period, the Fund used $67,907,109 in operating activities, primarily on the net purchases of investments. During the six months ended June 30, 2026, the Fund generated $43,399,690 from financing activities, primarily from net borrowings on the Credit Facilities and issuance of Common Stock.

For the six months ended June 30, 2025, cash increased by $7,396,128. During the same period, the Fund used $78,109,585 in operating activities, primarily on the net purchases of investments. During the six months ended June 30, 2025, the Fund generated $85,505,713 from financing activities, primarily from net borrowings on the Notes and Credit Facilities and issuance of Common Stock.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

For the six months ended June 30, 2026 and 2025, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At June 30, 2026, and December 31, 2025, the Fund had $81,300,624 and $105,808,043 in cash and cash equivalents on hand, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of June 30, 2026, taken together with the Fund’s uncalled Capital Commitments of $151,065,080 and $175,750,000 of the total available under the Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of June 30, 2026, the Fund has unfunded commitments to fund future investments in the amount of $318,602,991, and contractual obligations in the form of Credit Facilities of $716,250,000 and Notes of $535,982,997.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of June 30, 2026, the Fund received Capital Commitments of $803,757,855. Inception to June 30, 2026, the Fund received Capital Contributions to the Fund of $652,692,775. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

For further details, see Note 7 “Net Assets,” to the Fund’s consolidated financial statements.

Stockholders who tendered Shares in the Q1 2026 Tender Offer and Q1 2025 Tender Offer received a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of Shares accepted for purchase multiplied by the applicable Purchase Price.

The following is a summary of the Fund’s equity activity for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Capital Commitments and Commitments Reductions	$9,773,160	$29,796,829	$49,868,665	$53,354,303
Capital Commitments rescinded due to participation in General Tender Program	$9,508,928	$8,561,110	$21,735,803	$16,067,224
Dividend reinvestments	$8,626,243	$7,569,777	$17,232,754	$15,178,941
Shares issued to investors under DRIP	942,429	797,761	1,876,904	1,595,518
Value of capital drawdown notices	$29,721,436	$—	$38,993,605	$46,074,834
Shares issued to investors under capital drawdown notices	3,190,670	—	4,156,274	4,796,671
Value of Shares purchased in General Tender Program	$8,229,686	$8,108,695	$19,176,044	$15,429,585
Shares purchased in General Tender Offer	899,105	854,554	2,087,635	1,622,088

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2026	3/27/2026	4/23/2026	$0.20	$15,678,682
6/26/2026	6/26/2026	7/22/2026	$0.19	$15,491,251
				$31,169,933

The following table summarizes distributions declared during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
6/26/2025	6/26/2025	7/17/2025	$0.20	$13,766,885
				$27,705,863

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the six months ended June 30, 2026, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the six months ended June 30, 2026, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax laws and regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

Co-investment Relief

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes the findings required by Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its stockholders and do not involve overreaching of the Fund or its stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s stockholders and its policy as recited in its filings with the SEC, and (3) the Fund’s directors record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of June 30, 2026, the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility was $42,000,000.

On March 23, 2026, the Fund entered into an amendment, which among other changes, (i) created an alternative currency temporary increase tranche, which reallocated the dollar equivalent of $115,000,000 of the $450,000,000 maximum commitment to be used for loans made in Canadian Dollars, Sterling, Euros, Australian Dollars, Japanese Yen, Swedish Krona or any other currency requested by the Fund and approved by each applicable lender, in its sole discretion, under the 2021 HSBC Credit Facility until December 7, 2026 (the “Stated Maturity Date”), (ii) incorporated an alternative currency sublimit of 50.0% of the available commitment and (iii) decreased the Fund’s facility sublimit from $42,000,000 to $35,000,000 until the Stated Maturity Date.

On April 22, 2026, the Fund entered into an amendment, which among other changes, increased the Fund’s facility sublimit from $35,000,000 to $42,000,000 until the Stated Maturity Date.

As of June 30, 2026 and December 31, 2025, the Fund had $15,000,000 and $0 outstanding, respectively, on the 2021 HSBC Credit Facility and the Fund was in compliance with the terms of the 2021 HSBC Credit Facility as of each such date. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“ABPCIC Funding II”), entered into a revolving credit facility (the “Synovus Credit Facility”) with Synovus Bank, Specialty Finance Division, as facility agent, and U.S. Bank, National Association, as collateral agent, collateral custodian and securities intermediary. As of June 30, 2026, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $150,000,000.

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

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of June 30, 2026, the Fund had $150,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2025, the Fund had $190,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

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

Under the terms of the Natixis Credit Facility, the Fund was permitted to borrow, up until December 18, 2025, (i) up to $216,000,000 Class A-D1 delayed draw term loans (the “Class A-D1 Loans”), (ii) up to $44,000,000 Class A-D2 delayed draw term loans (the “Class A-D2 Loans”) and (iii) up to $65,000,000 Class A-R revolving loans (the “Class A-R Loans”), which may be converted to Class A-T term loans at the option of the Borrower during the commitment period. Borrowings under the Credit

Agreement bear interest at a per annum rate equal to the three-month standard overnight financing rate for the relevant interest period plus an applicable spread, which for the Class A-D1 Loans is 1.51% per annum, the Class A-D2 Loans is 1.84% per annum and the Class A-R Loans is 1.57% per annum. Interest is payable quarterly in arrears. All amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) December 18, 2036 or (ii) upon certain other events which result in accelerated maturity under the Natixis Credit Facility. Borrowings under the Natixis Credit Facility are subject to certain restrictions contained in the 1940 Act. The availability period with respect to the revolving commitments under the Natixis Credit Facility will terminate on December 18, 2028.

As of June 30, 2026 and December 31, 2025, the Fund had $266,250,000 and $235,000,000 outstanding, respectively, on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V entered into a warehouse financing transaction (the “MUFG Credit Facility”). In connection with the MUFG Credit Facility, ABPCIC Funding V entered into, among other agreements, (i) the credit agreement (the “MUFG Credit Agreement”), among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent (in such capacity, the “MUFG Collateral Agent”) and collateral administrator (in such capacity, the “MUFG Collateral Administrator”), and U.S. Bank National Association, as document custodian, (ii) the account control agreement, among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (iii) the collateral management agreement, between ABPCIC Funding V and the Adviser, as collateral manager (in such capacity, the “MUFG Collateral Manager”), (iv) the collateral administration agreement, among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer. The MUFG Credit Agreement provides for borrowings in an aggregate amount up to $150,000,000 with an option to increase aggregate commitments by $50,000,000.

On May 11, 2026, ABPCIC Funding V exercised this option and, with the consent of the administrative agent and the lenders, the commitments of the lenders under the MUFG Credit Agreement were increased from $150,000,000 to $200,000,000.

As of June 30, 2026, the Fund had $150,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. As of December 31, 2025, the Fund had $150,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

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

As of June 30, 2026 and December 31, 2025, the Fund had $75,000,000 and $75,000,000 outstanding on the NatWest Credit Facility, respectively, and the Fund was in compliance with the terms of the NatWest Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

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

As of June 30, 2026 and December 31, 2025, the Fund had $60,000,000 and $30,000,000 outstanding on the Scotia Credit Facility, respectively, and the Fund was in compliance with the terms of the Scotia Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

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

As of June 30, 2026 and December 31, 2025, the Fund had no Secured Borrowings outstanding pursuant to the Macquarie Sale/Buy-Back.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

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

The CLO VI indenture was refinanced under the terms of the first supplemental indenture dated April 28, 2022 among the VI Issuer and U.S. Bank National Association, as trustee. As a result of the refinancing, the outstanding notes (other than the Subordinated Notes) under the indenture dated August 9, 2019 in the amount of $246,900,000 were paid off, and the unamortized debt discount and debt issuance costs were accelerated into interest and borrowing expenses on the consolidated statements of operations. The VI Issuer issued new notes including additional Subordinated Notes in the amount of $7,720,000. The VI Issuer issued new notes, collectively, the “CLO VI Notes.”

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

The CLO VI Notes that remained outstanding as of June 30, 2026 were (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.40% per annum; (ii) $100,000,000 of Class A-1L-R Senior Secured Floating Rate Loans, which bear interest at Term SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.60% per annum; (iv)

$21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.00% per annum; and (vi) $80,300,000 of Subordinated Notes. The CLO VI Notes are scheduled to mature on January 27, 2037.

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

The CLO XIII Transaction was executed through a private placement and the notes offered (the “CLO XIII Notes”) that remain outstanding as of June 30, 2026 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.45% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.80% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.20% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.25% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on October 27, 2037.

The CLO XIII Transaction was executed through a private placement and the notes offered (the “CLO XIII Notes”) that remain outstanding as of December 31, 2025 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.45% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.80% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.20% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.25% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on October 27, 2037.

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

Co-Investment Relief

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes the findings required by Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its stockholders and do not involve overreaching of the Fund or its stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s stockholders and its policy as recited in its filings with the SEC, and (3) the Fund’s directors record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

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

As of June 30, 2026, and December 31, 2025, the Fund had total senior securities of $1,254,250,000 and $1,218,000,000, respectively, consisting of borrowings under the Revolving Credit Facilities and Notes, and had asset coverage ratios of 159% and 160%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026. See “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

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

As of June 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 262.09% of our net assets, as compared to 254.85% of our net assets as of December 31, 2025.

See “Note 2. Summary of Significant Accounting Policies” and “Note 5. Fair Value Measurement” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K filed with the SEC and Note 2 “Summary of Significant Accounting Policies” and Note 5 “Fair Value Measurement” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

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

Interest income includes cash interest, payment-in-kind interest and fees earned in connection with the Company's investment activities, including agency, amendment, structuring and prepayment fees.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026 were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(56,173,488)	$(37,627,500)	$(18,545,988)
Down 200 basis points	$(39,232,222)	$(25,085,000)	$(14,147,222)
Down 100 basis points	$(19,631,394)	$(12,542,500)	$(7,088,894)
Down 25 basis points	$(4,907,849)	$(3,135,625)	$(1,772,224)
Up 100 basis points	$19,631,394	$12,542,500	$7,088,894
Up 200 basis points	$39,262,788	$25,085,000	$14,177,788
Up 300 basis points	$58,894,182	$37,627,500	$21,266,682

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the six months ended June 30, 2026, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended June 30, 2026, none of the Fund’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

Nineteenth Amendment to Revolving Credit Agreement, dated as of April 22, 2026, by and among AB-Abbott Private Equity Investors 2019 (Delaware) Fund L.P., AB-Abbott Private Equity Investors 2020 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2021(Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund, L.P., the Fund, AB-Abbott Private Equity Solutions 2022 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2023(Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2024 (Delaware) Fund L.P., AB-Abbott Private Equity Solutions 2025 (Delaware) Fund L.P., AB Private Credit Investors Middle Market Direct Lending Fund II, L.P., AB-Abbott Private Equity Solutions 2026 (Delaware) Fund L.P. – Venture & Growth Equity Series and AB-Abbott Private Equity Solutions 2026 (Delaware) Fund L.P. – Diversified Series, as borrowers, AB-Abbott Private Equity Investors G.P. L.P., AB-Abbott Private Equity Investors 2020 G.P.L.P., AB-Abbott Private Equity Solutions 2021 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P., AB-Abbott Private Equity Solutions 2022 G.P. L.P., AB-Abbott Private Equity Solutions 2023 G.P.L.P., AB-Abbott Private Equity Solutions 2024 G.P. L.P., AB-Abbott Private Equity Solutions 2025 G.P. L.P., AB Private Credit Investors Middle Market Direct Lending G.P. L.P. and AB-Abbott Private Equity Solutions 2026 G.P.L.P., as general partners, the banks and financial institutions from time to time party thereto as lenders and HSBC Bank USA, National Association as the administrative agent for the secured parties and a lender (Incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K filed with the SEC on April 27, 2026).

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

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: August 14, 2026	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)