Form 10-Q
period 2026-09-30
AB Private Credit Investors Corp
filed 2026-11-13
CIK 1634452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01196

AB Private Credit Investors Corporation

(Exact name of registrant as specified in its charter)

Maryland	81-2491356
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The issuer had 81,570,736.085 shares of common stock, $0.01 par value per share, outstanding as of November 1, 2026.

AB PRIVATE CREDIT INVESTORS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Item 1. Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Assets and Liabilities

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,060,373,261 and $1,874,181,760, respectively)	$2,024,361,947	$1,860,510,569
Non-controlled affiliated investments (amortized cost of $2,030,867 and $2,030,867)	782,930	785,893
Total investments, at fair value (amortized cost of $2,062,404,128 and $1,876,212,627)	2,025,144,877	1,861,296,462
Cash and cash equivalents	79,255,994	105,808,043
Interest receivable	7,949,751	9,217,941
Receivable for investments sold	199,214	51,593
Receivable for fund shares	498,353	—
Prepaid expenses	112,449	—
Deferred financing costs	3,310,944	4,569,276
Total assets	$2,116,471,582	$1,980,943,315
Liabilities
Notes payable (net of unamortized discount of $0 and $0, respectively, and debt issuance costs of $1,842,804 and $2,359,715, respectively)	$536,157,196	$535,640,285
Credit facility payable	786,750,000	680,000,000
Interest and borrowing expenses payable	11,102,774	9,210,053
Payable for fund shares repurchased	13,000,165	5,108,699
Distribution payable	7,387,190	7,261,023
Incentive fee payable	3,392,524	3,598,459
Management fees payable	6,191,271	6,362,763
Professional fees payable	937,120	711,194
Administrator and custodian fees payable	1,322,188	1,389,396
Payable to Adviser	683,893	909,726
Accrued expenses and other liabilities	57,673	30,312
Accrued tax liability	317,264	318,578
Payable for investments purchased	317,458	9,284
Transfer agent fees payable	47,081	44,812
Trustee fees payable	63,996	—
Total liabilities	$1,367,727,793	$1,250,594,584
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.01 per share (200,000,000 shares authorized, 81,571,157 and 77,076,615 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	815,712	770,766
Paid-in capital in excess of par value	785,868,785	743,824,152
Distributable earnings (accumulated loss)	(38,031,829)	(14,327,405)
Total net assets of AB Private Credit Investors Corporation	$748,652,668	$730,267,513
Non-Controlling Interest in ABPCIC Equity Holdings, LLC	$91,121	$81,218
Total net assets	$748,743,789	$730,348,731
Total liabilities and net assets	$2,116,471,582	$1,980,943,315
Net asset value per share of AB Private Credit Investors Corporation	$9.18	$9.47

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$44,483,300	$44,938,814	$131,680,763	$130,162,378
Payment-in-kind interest	2,667,930	1,299,284	4,545,979	4,579,599
Dividend income	408,244	153,705	625,239	408,416
Total investment income	47,559,474	46,391,803	136,851,981	135,150,393
Expenses:
Interest and borrowing expenses	$19,167,953	$20,468,751	$55,518,697	$59,300,329
Management fees	6,191,271	6,096,862	18,349,767	17,562,820
Income-based incentive fee	3,534,113	3,635,583	10,386,190	10,562,658
Professional fees	826,381	605,474	2,336,878	2,046,570
Administration and custodian fees	382,309	346,452	1,141,289	1,023,718
Insurance expenses	46,273	115,500	91,551	346,500
Directors’ fees	64,992	64,992	194,975	169,867
Transfer agent fees	47,081	41,924	138,453	122,177
Trustee expense	140,883	—	330,383	—
Other expenses	303,751	378,303	878,204	1,291,382
Total expenses	30,705,007	31,753,841	89,366,387	92,426,021
Waived management fees	—	—	(271,957)	—
Waived incentive fees	—	—	(245,475)	—
Net total expenses	30,705,007	31,753,841	88,848,955	92,426,021
Net investment income before taxes	16,854,467	14,637,962	48,003,026	42,724,372
Income tax expense (benefit), including excise tax	160,965	95,176	140,701	473,255
Net investment income after tax	16,693,502	14,542,786	47,862,325	42,251,117
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(1,646,528)	1,856,432	(1,358,797)	5,284,613
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	3,736,316	811,601	(22,340,123)	(5,739,334)
Non-controlled affiliated investments	(213)	(17,305)	(2,963)	(56,665)
Net realized and change in unrealized gains (losses) on investment transactions	2,089,575	2,650,728	(23,701,883)	(511,386)
Net increase (decrease) in net assets resulting from operations	18,783,077	17,193,514	24,160,442	41,739,731
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	3,801	433	4,453	2,431
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$18,779,276	$17,193,081	$24,155,989	$41,737,300
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.21	$0.21	$0.61	$0.62
Earnings per share (basic and diluted):	$0.23	$0.25	$0.31	$0.61
Weighted average shares outstanding:	81,027,856	69,998,778	79,120,051	68,374,369

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2026	81,022,158	$810,222	$780,835,011	$(40,120,625)	$86,511	$741,611,119
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,692,221	1,281	16,693,502
Net realized gain (loss) on investments	—	—	—	(1,646,528)	—	(1,646,528)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,733,583	2,520	3,736,103
Capital Transactions:
Issuance of common stock	951,752	9,517	8,726,622	—	—	8,736,139
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	5,380	5,380
Distribution to non-controlling interest of ABPCIC Equity Holdings, LLC	—	—	—	—	(4,571)	(4,571)
Issuance of Shares pursuant to distribution reinvestment plan	1,013,541	10,136	9,293,154	—	—	9,303,290
Repurchase of common stock	(1,416,294)	(14,163)	(12,986,002)	—	—	(13,000,165)
Distributions to stockholders	—	—	—	(16,690,480)	—	(16,690,480)
Total increase (decrease) for the three months ended September 30, 2026	548,999	5,490	5,033,774	2,088,796	4,610	7,132,670
Net assets at September 30, 2026	81,571,157	$815,712	$785,868,785	$(38,031,829)	$91,121	$748,743,789
Distributions declared per share	—	—	—	$0.21	—	$0.21

Net assets at December 31, 2025	77,076,615	$770,766	$743,824,152	$(14,327,405)	$81,218	$730,348,731
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	47,861,219	1,106	47,862,325
Net realized gain (loss) on investments	—	—	—	(1,358,797)	—	(1,358,797)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(22,346,433)	3,347	(22,343,086)
Capital Transactions:
Issuance of common stock	5,108,026	51,080	47,678,664	—	—	47,729,744
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	10,021	10,021
Distribution to non-controlling interest of ABPCIC Equity Holdings, LLC	—	—	—	—	(4,571)	(4,571)
Issuance of Shares pursuant to distribution reinvestment plan	2,890,445	28,905	26,507,139	—	—	26,536,044
Repurchase of common stock	(3,503,929)	(35,039)	(32,141,170)	—	—	(32,176,209)
Distributions to stockholders	—	—	—	(47,860,413)	—	(47,860,413)
Total increase (decrease) for the nine months ended September 30, 2026	4,494,542	44,946	42,044,633	(23,704,424)	9,903	18,395,058
Net assets at September 30, 2026	81,571,157	$815,712	$785,868,785	$(38,031,829)	$91,121	$748,743,789
Distributions declared per share	—	—	—	$0.60	—	$0.60

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest ABPCIC Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2025	68,473,064	$684,731	$658,007,528	$(9,040,582)	$71,965	$649,723,642
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	14,543,226	(440)	14,542,786
Net realized gain (loss) on investments	—	—	—	1,850,089	6,343	1,856,432
Net change in unrealized appreciation (depreciation) on investments	—	—	—	799,766	(5,470)	794,296
Capital Transactions:
Issuance of common stock	4,702,249	47,022	44,815,484	—	—	44,862,506
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	3,468	3,468
Issuance of Shares pursuant to distribution reinvestment plan	846,123	8,461	8,053,820	—	—	8,062,281
Repurchase of common stock	(768,407)	(7,684)	(7,314,043)	—	—	(7,321,727)
Distributions to stockholders	—	—		(14,541,618)	—	(14,541,618)
Total increase (decrease) for the three months ended September 30, 2025	4,779,965	47,799	45,555,261	2,651,463	3,901	48,258,424
Net assets at September 30, 2025	73,253,029	$732,530	$703,562,789	$(6,389,119)	$75,866	$697,982,066
Distributions declared per share	—	—	—	$0.20	—	$0.20

Net assets at December 31, 2024	63,702,963	$637,030	$612,231,039	$(5,878,938)	$62,414	$607,051,545
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	42,252,128	(1,011)	42,251,117
Net realized gain (loss) on investments	—	—	—	5,274,246	10,367	5,284,613
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(5,789,074)	(6,925)	(5,795,999)
Capital Transactions:						-
Issuance of common stock	9,498,920	94,989	90,842,351	—	—	90,937,340
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	—	—	—	—	11,021	11,021
Issuance of Shares pursuant to distribution reinvestment plan	2,441,641	24,416	23,216,806	—	—	23,241,222
Repurchase of common stock	(2,390,495)	(23,905)	(22,727,407)	—	—	(22,751,312)
Distributions to stockholders	—	—		(42,247,481)	—	(42,247,481)
Total increase (decrease) for the nine months ended September 30, 2025	9,550,066	95,500	91,331,750	(510,181)	13,452	90,930,521
Net assets at September 30, 2025	73,253,029	$732,530	$703,562,789	$(6,389,119)	$75,866	$697,982,066
Distributions declared per share	—	—	—	$0.60	—	$0.60

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$24,160,442	$41,739,731

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(328,531,912)	(386,529,921)
Payment-in-kind interest capitalized	(4,655,676)	(4,679,129)
Proceeds from sales of investments and principal repayments	150,470,506	230,464,573
Net realized (gain) loss on investments	1,358,797	(5,284,613)
Net change in unrealized (appreciation) depreciation on investments	22,343,086	5,795,999
Amortization of premium and accretion of discount, net	(4,833,216)	(6,123,749)
Amortization of discount, debt issuance and deferred financing costs	3,306,960	3,587,876

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(147,621)	8,765
(Increase) decrease in interest receivable	1,268,190	(846,061)
(Increase) decrease in prepaid expenses	(112,449)
Increase (decrease) in payable for investments purchased	308,174	11,432
Increase (decrease) in management fees payable	(171,492)	645,581
Increase (decrease) in payable to Adviser	(225,833)	(399,317)
Increase (decrease) in administrator and custodian fees payable	(67,208)	279,767
Increase (decrease) in professional fees payable	225,926	326,253
Increase (decrease) in accrued tax liability	(1,314)	(107,911)
Increase (decrease) in incentive fee payable	(205,935)	283,047
Increase (decrease) in transfer agent fees payable	2,269	4,540
Increase (decrease) in trustee fees payable	63,996	—
Increase (decrease) in interest and borrowing expenses payable	1,892,721	248,178
Increase (decrease) in accrued expenses and other liabilities	27,361	89,581
Net cash provided by (used for) operating activities	(133,524,228)	(120,485,378)

Cash flows from financing activities
Issuance of common stock	47,231,391	67,320,891
Contribution of non-controlling interest into ABPCIC Equity Holdings, LLC	10,021	11,021
Distribution to non-controlling interest of ABPCIC Equity Holdings, LLC	(4,571)	—
Repurchase of common stock	(24,284,743)	(23,267,770)
Distributions paid	(21,198,202)	(18,624,265)
Financing costs paid	(1,531,717)	(2,941,681)
Borrowings on notes	—	163,000,000
Repayments of notes	—	(171,750,000)
Borrowings on credit facility	458,750,000	439,050,000
Repayments of credit facility	(352,000,000)	(314,500,000)
Repayments on secured borrowings	—	(2,845,117)
Net cash provided by (used for) financing activities	106,972,179	135,453,079
Net increase (decrease) in cash	(26,552,049)	14,967,701
Cash and cash equivalents, beginning of period	105,808,043	52,178,854
Cash and cash equivalents, end of period	$79,255,994	$67,146,555

Supplemental and non-cash financing activities
Cash paid during the period for interest	$49,390,278	$55,026,626
Issuance of Shares pursuant to distribution reinvestment plan	$26,536,044	$23,241,222
State taxes paid	$142,015	$581,166

See Notes to Consolidated Financial Statements.

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 270.47%								(1)(2)(3)(4)(12)
U.S. Corporate Debt — 255.64%
1st Lien/Senior Secured Debt — 255.31%
123.Net, LLC	Diversified Telecommunication Services	Term Loan	7.98% (S + 4.25%)	7/19/2029	4,303,989	4,277,674	4,260,949	(15)
123.Net, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.37% (S + 4.25%)	7/19/2029	1,812,203	1,801,285	1,794,081	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.25% (S + 5.25%; 0.75% Floor)	12/22/2027	3,152,229	3,131,555	3,152,229	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.00% (S + 5.00%; 0.75% Floor)	12/22/2027	2,491,999	2,471,123	2,491,999	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.25% (S + 5.25%; 0.75% Floor)	12/22/2027	6,239,723	6,210,464	6,239,723	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.25% (S + 5.25%; 0.75% Floor)	12/22/2027	6,316,454	6,278,700	6,316,454	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/22/2027	-	(3,293)	-	(6)(7)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.88% (S + 5.00%; 0.75% Floor)	12/6/2029	428,164	426,812	426,023	(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	12/6/2029	1,355,109	1,345,524	1,348,333	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(856)	-	(6)(7)
Admiral Buyer, Inc.	Financial Services	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	12/6/2029	10,353,561	10,281,628	10,301,793	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.86% (S + 5.00%; 0.75% Floor)	12/6/2029	439,179	435,783	436,983	(15)
Admiral Buyer, Inc.	Financial Services	Revolver	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(8,890)	(7,008)	(6)(7)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Term Loan	9.16% (S + 5.25%; 1.00% Floor)	3/31/2027	3,469,532	3,463,308	3,469,532	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.16% (S + 5.25%; 1.00% Floor)	3/31/2027	2,168,458	2,164,875	2,168,458	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/31/2027	-	(775)	-	(6)(7)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.16% (S + 5.25%; 1.00% Floor)	3/31/2027	3,459,046	3,448,644	3,459,046	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.25%; 1.00% Floor)	3/31/2027	3,359,824	3,347,553	3,359,824	(6)(15)
AmercareRoyal, LLC	Commercial Services & Supplies	Term Loan	9.07% (S + 5.00%; 1.00% Floor)	9/10/2030	8,237,861	8,178,846	8,176,077	(15)
AmercareRoyal, LLC	Commercial Services & Supplies	Revolver	8.74% (S + 5.00%; 1.00% Floor)	9/10/2030	301,520	284,665	289,082	(6)
AmercareRoyal, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.07% (S + 5.00%; 1.00% Floor)	9/10/2030	1,920,537	1,903,210	1,906,133	(15)
AmercareRoyal, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.07% (S + 5.00%; 1.00% Floor)	9/10/2030	1,311,956	1,302,453	1,302,116	(15)
AmercareRoyal, LLC	Commercial Services & Supplies	Term Loan	9.07% (S + 5.00%; 1.00% Floor)	9/10/2030	345,966	339,400	343,371	(15)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	—% (S + 6.75%; 1.00% Floor; 3.00% PIK)	12/31/2026	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Revolver	—% (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2026	346,322	345,024	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2026	1,260,321	1,082,011	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	—% (S + 6.75%; 1.00% Floor; 3.00% PIK)	12/31/2026	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 6.75%; 1.00% Floor; 3.50% PIK)	12/31/2026	949,042	817,051	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	—% (S + 6.75%; 1.00% Floor; 3.00% PIK)	12/31/2026	2,682,124	2,278,901	-	(16)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.42% (S + 5.25%; 1.00% Floor)	9/16/2027	3,262,681	3,243,206	3,254,524	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.42% (S + 5.25%; 1.00% Floor)	9/16/2027	2,527,209	2,505,286	2,520,891	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.42% (S + 5.25%; 1.00% Floor)	9/16/2027	2,062,956	2,056,233	2,057,799	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.42% (S + 5.25%; 1.00% Floor)	9/16/2027	5,087,859	5,069,581	5,075,139	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/16/2027	-	(2,894)	(2,160)	(6)(7)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.42% (S + 5.25%; 1.00% Floor)	9/16/2027	2,834,658	2,822,882	2,827,571	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	9/16/2027	-	(72,893)	(8,596)	(6)(7)
AppViewX, Inc.	Software	Term Loan	9.50% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,660,151	14,366,856	(15)
AppViewX, Inc.	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	(13,874)	(50,783)	(6)(7)
AppViewX, Inc.	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	(33,393)	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Term Loan	8.22% (S + 4.15%; 0.50% Floor)	7/28/2031	4,018,743	3,988,905	4,018,743	(15)
Artifact Bidco, Inc.	Industrial Conglomerates	Delayed Draw Term Loan	—% (S + 4.15%; 0.50% Floor)	7/28/2031	-	(3,366)	-	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(3,004)	-	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(1,470)	-	(6)(7)
Azara Healthcare, LLC	Health Care Technology	Term Loan	10.57% (S + 3.00%; 0.75% Floor; 3.50% PIK)	5/13/2032	12,278,601	12,106,563	12,094,422	(15)
Azara Healthcare, LLC	Health Care Technology	Delayed Draw Term Loan	—% (S + 6.00%; 0.75% Floor)	5/13/2032	-	(40,410)	(43,153)	(6)(7)
Azara Healthcare, LLC	Health Care Technology	Revolver	—% (S + 3.00%; 0.75% Floor)	5/13/2032	-	(25,528)	(27,255)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	9.90% (S + 6.00%; 0.75% Floor)	3/19/2031	3,113,094	3,079,223	3,043,050	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	—% (S + 6.00%; 0.75% Floor)	3/19/2031	-	(10,944)	(25,599)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	9.90% (S + 6.00%; 0.75% Floor)	3/19/2031	7,075,214	7,000,133	6,916,022	(15)
Bastille Buyer, Inc	Health Care Technology	Term Loan	9.40% (S + 5.50%; 0.75% Floor)	4/30/2032	8,647,474	8,524,669	8,539,381	(15)
Bastille Buyer, Inc	Health Care Technology	Revolver	—% (S + 5.50%; 0.75% Floor)	4/30/2032	-	(22,403)	(20,017)	(6)(7)
Bastille Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	4/30/2032	-	(44,794)	(32,028)	(6)(7)
Baymark Health Services, Inc.	Health Care Providers & Services	Term Loan	9.07% (S + 5.00%; 2.00% Floor)	9/30/2030	333,201	333,201	333,201
Baymark Health Services, Inc.	Health Care Providers & Services	Term Loan	9.07% (S + 4.00%; 2.00% Floor)	3/31/2031	6,520,010	4,687,220	6,520,010
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	4/22/2032	12,709,280	12,520,986	12,486,867	(15)
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	4/22/2032	-	(25,674)	(9,170)	(6)(7)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	—% (S + 5.25%; 0.75% Floor)	4/22/2032	-	(22,606)	(28,333)	(6)(7)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	—% (S + 5.50%; 1.00% Floor)	12/31/2026	920,888	592,339	-	(16)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	12/31/2026	803,295	547,758	-	(16)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	12/31/2026	644,053	435,555	-	(16)
Bluewave Technology Group, LLC	Diversified Telecommunication Services	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	9/30/2031	13,689,626	13,552,758	13,552,730	(15)
Bluewave Technology Group, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	9/30/2031	-	(58,647)	(58,670)	(6)(7)
Bluewave Technology Group, LLC	Diversified Telecommunication Services	Revolver	—% (S + 4.75%; 0.75% Floor)	9/30/2031	-	(4,343)	(4,346)	(6)(7)
Bonterra LLC	Diversified Consumer Services	Term Loan	8.48% (S + 5.00%; 0.75% Floor)	3/5/2032	9,753,318	9,672,516	9,655,785	(15)
Bonterra LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.07% (S + 5.00%; 0.75% Floor)	3/5/2032	1,062,421	1,054,106	1,059,765
Bonterra LLC	Diversified Consumer Services	Revolver	9.07% (S + 5.00%; 0.75% Floor)	3/5/2032	341,683	332,837	331,006	(6)
Bridgeway Benefit Technologies Acquisition LLC	Financial Services	Term Loan	9.32% (S + 5.25%; 0.75% Floor)	9/30/2032	18,714,325	18,527,251	18,527,182
Bridgeway Benefit Technologies Acquisition LLC	Financial Services	Revolver	—% (S + 5.25%; 0.75% Floor)	9/30/2032	-	(28,465)	(28,478)	(6)(7)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	4/18/2033	13,564,687	13,435,650	13,462,952	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.82% (S + 4.75%; 0.75% Floor)	4/18/2033	953,869	924,469	940,599	(6)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 4.75%; 0.75% Floor)	4/18/2033	-	(16,564)	(13,270)	(6)(7)
Brightspot Buyer, Inc.	Media	Term Loan	10.36% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,439,628	1,426,869	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.36% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,193,730	5,137,338	(15)
Brightspot Buyer, Inc.	Media	Revolver	—% (S + 6.50%; 0.75% Floor)	11/16/2027	-	(2,811)	(10,204)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Revolver	9.56% (S + 5.50%; 0.75% Floor)	8/26/2030	443,717	430,243	263,061	(6)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Delayed Draw Term Loan	9.57% (S + 5.50%; 0.75% Floor)	8/26/2030	1,628,381	1,620,415	1,481,827	(15)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Term Loan	9.57% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,733,341	14,341,558	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	6/30/2028	603,702	598,781	602,192	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	6/30/2028	4,522,925	4,502,644	4,511,618	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	—% (S + 4.75%; 0.75% Floor)	6/30/2028	-	(2,690)	(1,472)	(6)(7)
Businessolver.com, Inc.	Professional Services	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	12/3/2032	9,108,880	9,104,706	8,926,703	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(2,805)	(22,175)	(6)(7)
Businessolver.com, Inc.	Professional Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(2,494)	(11,287)	(6)(7)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	3,219,307	3,196,322	3,219,307	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	84,127	81,363	84,127	(6)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	384,076	381,934	384,076	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	860,122	854,617	860,122	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	3,387,874	3,363,301	3,387,874	(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	3,417,151	3,395,480	3,417,151	(15)
Caregiver 2, Inc.	Health Care Providers & Services	Term Loan	9.95% (S + 6.25%; 2.00% Floor)	7/2/2029	5,496,167	5,408,829	5,427,465	(15)
Caregiver 2, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 6.25%; 2.00% Floor)	7/2/2029	1,104,843	1,088,387	1,091,032	(15)
Cerifi, LLC	Financial Services	Term Loan	9.75% (S + 5.75%; 1.00% Floor)	3/31/2028	15,461,191	15,372,784	14,610,825	(15)
Cerifi, LLC	Financial Services	Revolver	9.75% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,105,106	1,046,863
Choice Health at Home, LLC	Health Care Providers & Services	Term Loan	8.70% (S + 5.00%; 1.00% Floor)	6/30/2028	2,206,021	2,197,019	2,206,021	(15)
Choice Health at Home, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.70% (S + 5.00%; 1.00% Floor)	6/30/2028	3,104,279	3,079,141	3,104,279	(15)
Choice Health at Home, LLC	Health Care Providers & Services	Term Loan	8.70% (S + 5.00%; 1.00% Floor)	6/30/2028	541,875	535,432	541,875	(15)
CHV Holdings LLC	Technology Hardware, Storage & Peripherals	Term Loan	14.25% (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2027	5,429,345	5,352,575	5,062,864	(15)
CHV Holdings LLC	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 6.75%; 1.00% Floor)	3/31/2027	-	(15,461)	(83,804)	(6)(7)
Coding Solutions Acquisition, Inc.	Health Care Technology	Term Loan	8.90% (S + 5.00%; 0.75% Floor)	8/7/2031	8,057,460	8,017,911	8,017,173	(15)
Coding Solutions Acquisition, Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(4,319)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Health Care Technology	Revolver	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(7,358)	(3,517)	(6)(7)
Contruent Intermediate Company	Construction & Engineering	Term Loan	9.51% (S + 5.75%; 0.75% Floor)	11/14/2031	7,433,794	7,336,065	7,247,949	(15)
Contruent Intermediate Company	Construction & Engineering	Delayed Draw Term Loan	9.51% (S + 5.75%; 0.75% Floor)	11/14/2031	565,358	565,358	543,914	(6)
Contruent Intermediate Company	Construction & Engineering	Revolver	—% (S + 5.75%; 0.75% Floor)	11/14/2031	-	(7,343)	(14,296)	(6)(7)
Coretelligent Intermediate LLC	IT Services	Term Loan	9.67% (S + 5.75%; 1.00% Floor)	10/21/2027	6,871,000	6,851,393	6,115,190

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Coretelligent Intermediate LLC	IT Services	Delayed Draw Term Loan	9.67% (S + 5.75%; 1.00% Floor)	10/21/2027	3,282,421	3,272,439	2,921,354	(15)
Coretelligent Intermediate LLC	IT Services	Revolver	11.13% (S + 5.75%; 1.00% Floor)	10/21/2027	886,495	882,768	747,188	(6)
Coupa Holdings, LLC	Software	Term Loan	9.07% (S + 5.25%; 0.75% Floor)	2/27/2030	10,378,923	10,222,715	10,378,923	(15)
Coupa Holdings, LLC	Software	Delayed Draw Term Loan	9.07% (S + 5.25%; 0.75% Floor)	2/27/2030	945,650	936,173	945,650
Coupa Holdings, LLC	Software	Revolver	9.07% (S + 5.25%; 0.75% Floor)	2/27/2029	483,927	476,530	483,927	(6)
Crewline Buyer, Inc.	IT Services	Term Loan	10.57% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,395,614	13,251,239	(15)
Crewline Buyer, Inc.	IT Services	Revolver	—% (S + 6.75%; 1.00% Floor)	11/8/2030	-	(20,274)	(37,579)	(6)(7)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	2/10/2032	15,103,993	14,980,318	14,952,953	(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Revolver	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(12,883)	(15,733)	(6)(7)(8)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(18,083)	-	(6)(7)(8)
Datacor, Inc.	Chemicals	Term Loan	9.90% (S + 4.00%; 1.00% Floor; 2.00% PIK)	3/11/2030	25,290,982	25,194,097	25,164,527	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	9.90% (S + 4.00%; 1.00% Floor; 2.00% PIK)	3/11/2030	560,741	549,241	550,209	(6)
Datacor, Inc.	Chemicals	Revolver	9.90% (S + 4.00%; 1.00% Floor; 2.00% PIK)	3/11/2030	433,769	408,483	421,444	(6)
Dearborn TopCo, LLC	Software	Revolver	10.67% (S + 6.00%; 1.00% Floor)	5/22/2029	336,020	328,459	327,620	(6)
Dearborn TopCo, LLC	Software	Term Loan	9.76% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,328,819	7,335,353	(15)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Term Loan	—% (S + 6.25%; 1.00% Floor)	12/31/2026	2,865,932	1,511,867	537,076	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Revolver	—% (1.00% Floor)	12/31/2026	445,630	233,153	83,511	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (1.00% Floor)	12/31/2026	564,618	120,253	105,809	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (1.00% Floor)	12/31/2026	301,677	165,594	56,534	(5)(16)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	12/16/2031	15,824,478	15,635,286	15,626,672	(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	—% (S + 4.75%; 0.75% Floor)	12/16/2031	-	(26,907)	(30,123)	(6)(7)
DLRdmv, LLC	Automobiles	Term Loan	8.63% (S + 4.75%; 1.00% Floor)	5/7/2032	5,965,734	5,915,091	5,965,734	(15)
DLRdmv, LLC	Automobiles	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(3,246)	-	(6)(7)
DLRdmv, LLC	Automobiles	Revolver	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(6,473)	-	(6)(7)
Dorado Buyer LLC	Software	Term Loan	10.07% (S + 2.75%; 1.00% Floor; 3.25% PIK)	2/6/2030	6,785,960	6,710,861	6,565,417	(15)
Dorado Buyer LLC	Software	Delayed Draw Term Loan	10.07% (S + 2.75%; 1.00% Floor; 3.25% PIK)	2/6/2030	57,366	57,124	55,502
Dorado Buyer LLC	Software	Revolver	10.07% (S + 2.75%; 1.00% Floor; 3.25% PIK)	2/6/2030	398,316	393,078	377,301	(6)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Term Loan	9.91% (S + 1.00%; 0.75% Floor; 5.00% PIK)	6/26/2030	15,965,187	15,705,001	15,526,145	(15)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Revolver	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(7,906)	(27,743)	(6)(7)
EAGAN PARENT, INC	Professional Services	Term Loan	7.99% (S + 4.25%; 0.50% Floor)	9/8/2032	14,257,773	14,194,778	14,079,551	(15)
EAGAN PARENT, INC	Professional Services	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(7,549)	(35,644)	(6)(7)
EAGAN PARENT, INC	Professional Services	Revolver	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(8,075)	(23,763)	(6)(7)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.23% (S + 5.50%; 0.75% Floor)	11/8/2029	4,947,739	4,916,510	4,910,631	(15)
EET Buyer, Inc.	Construction & Engineering	Delayed Draw Term Loan	9.30% (S + 5.50%; 0.75% Floor)	11/8/2029	1,879,670	1,876,412	1,865,572	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.23% (S + 5.50%; 0.75% Floor)	11/8/2029	6,597,080	6,571,079	6,547,602	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
EET Buyer, Inc.	Construction & Engineering	Revolver	—% (S + 5.50%; 0.75% Floor)	11/8/2029	-	(4,743)	(7,775)	(6)(7)
EET Buyer, Inc.	Construction & Engineering	Delayed Draw Term Loan	9.25% (S + 5.50%; 0.75% Floor)	11/8/2029	103,667	94,328	103,667	(6)
Einstein Parent, Inc.	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	1/22/2031	-	(15,412)	(18,658)	(6)(7)
Einstein Parent, Inc.	Software	Term Loan	8.98% (S + 5.25%; 0.75% Floor)	1/22/2031	10,306,433	10,145,626	10,126,071	(15)
Engage2Excel, Inc.	Professional Services	Term Loan	11.50% (S + 7.25%; 1.00% Floor)	7/2/2029	6,612,127	6,554,896	6,512,945	(15)
Engage2Excel, Inc.	Professional Services	Revolver	12.29% (S + 7.25%; 1.00% Floor)	7/2/2029	429,982	424,311	420,768	(6)
ESO Solutions, Inc.	Health Care Providers & Services	Term Loan	10.57% (S + 6.50%; 0.75% Floor)	9/29/2031	19,483,877	19,094,569	19,094,199
ESO Solutions, Inc.	Health Care Providers & Services	Revolver	—% (S + 6.50%; 0.75% Floor)	9/29/2031	-	(41,509)	(41,566)	(6)(7)
Exterro, Inc.	Software	Term Loan	9.00% (S + 5.25%; 1.00% Floor)	6/1/2027	2,713,656	2,709,823	2,672,951	(15)
Exterro, Inc.	Software	Revolver	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(4,411)	(16,618)	(6)(7)
Exterro, Inc.	Software	Term Loan	9.50% (S + 5.25%; 1.00% Floor)	6/1/2027	5,618,413	5,617,183	5,534,137	(15)
Exterro, Inc.	Software	Term Loan	9.50% (S + 5.25%; 1.00% Floor)	6/1/2027	4,360,839	4,343,164	4,295,426	(15)
Exterro, Inc.	Software	Term Loan	9.00% (S + 5.25%; 1.00% Floor)	6/1/2027	6,205,762	6,194,084	6,112,675	(15)
Firebird Midco, Inc	Automobiles	Term Loan	9.40% (S + 2.50%; 0.75% Floor; 3.00% PIK)	7/18/2030	6,912,143	6,853,718	6,808,461	(15)
Firebird Midco, Inc	Automobiles	Revolver	8.89% (S + 5.00%; 0.75% Floor)	7/18/2030	491,408	481,564	472,980	(6)
Firebird Midco, Inc	Automobiles	Term Loan	9.90% (S + 2.75%; 0.75% Floor; 3.25% PIK)	7/18/2030	974,978	961,941	962,791	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	8.76% (S + 4.25%; 0.75% Floor; 0.50% PIK)	12/17/2026	13,295,482	13,282,768	13,195,765	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	8.76% (S + 4.25%; 0.75% Floor; 0.50% PIK)	12/17/2026	406,100	406,043	403,054	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	—% (0.75% Floor)	12/17/2026	34,453	-	34,195	(15)
FirstEnroll LLC	Insurance	Term Loan	8.65% (S + 4.75%; 1.00% Floor)	9/19/2031	12,405,405	12,244,784	12,126,284	(15)
FirstEnroll LLC	Insurance	Revolver	—% (S + 4.75%; 1.00% Floor)	9/19/2031	-	(9,052)	(16,351)	(6)(7)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	10/29/2030	9,388,663	9,348,070	9,388,663	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	8.82% (S + 4.75%; 0.75% Floor)	10/29/2030	2,041,974	2,028,913	2,041,974	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	8.82% (S + 4.75%; 0.75% Floor)	10/29/2029	389,273	386,929	389,273	(6)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	10/29/2030	757,544	753,838	757,544	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	8.82% (S + 4.75%; 0.75% Floor)	10/29/2030	3,062,076	3,043,487	3,062,076	(15)
FULLSTEAM OPERATIONS, LLC	Software	Term Loan	9.01% (S + 5.25%; 0.75% Floor)	8/8/2031	10,017,013	9,931,897	9,916,843	(15)
FULLSTEAM OPERATIONS, LLC	Software	Delayed Draw Term Loan	9.02% (S + 5.25%; 0.75% Floor)	8/8/2031	606,081	590,027	581,039	(6)
FULLSTEAM OPERATIONS, LLC	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(9,037)	(11,130)	(6)(7)
Fusion Holding, Corp.	Software	Term Loan	10.32% (S + 6.25%; 0.75% Floor)	9/14/2029	16,623,218	16,460,557	15,792,057	(15)
Fusion Holding, Corp.	Software	Revolver	10.32% (S + 6.25%; 0.75% Floor)	9/15/2028	3,448	(2,619)	(65,684)	(6)(7)
Fusion Holding, Corp.	Software	Term Loan	10.32% (S + 6.25%; 0.75% Floor)	9/14/2029	351,048	347,741	350,171	(15)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.25% (S + 5.50%; 2.00% Floor)	12/23/2031	3,716,265	3,657,805	3,651,230
Garnett Station Partners, LLC	Financial Services	Revolver	—% (S + 5.50%; 2.00% Floor)	12/23/2031	-	(13,457)	(15,393)	(6)(7)
GH PARENT HOLDINGS INC.	Real Estate Management & Development	Delayed Draw Term Loan	9.15% (S + 5.25%; 1.00% Floor)	5/4/2029	6,032,802	6,019,225	5,957,392	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
GH PARENT HOLDINGS INC.	Real Estate Management & Development	Delayed Draw Term Loan	9.15% (S + 5.25%; 1.00% Floor)	5/4/2029	1,073,064	1,064,688	1,058,123	(6)(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.82% (S + 5.75%; 1.00% Floor)	9/1/2028	14,507,975	14,387,240	14,362,895	(15)
Greenhouse Software, Inc.	Professional Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(4,937)	(6,045)	(6)(7)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.82% (S + 5.75%; 1.00% Floor)	9/1/2028	12,376,845	12,324,991	12,253,076	(15)
Greenhouse Software, Inc.	Professional Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(1,989)	(12,323)	(6)(7)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.82% (S + 5.75%; 0.75% Floor)	6/1/2029	10,549,955	10,465,433	10,523,580	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.76% (S + 5.75%; 0.75% Floor)	6/1/2029	6,973,170	6,925,281	6,955,737	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.82% (S + 5.75%; 0.75% Floor)	6/1/2029	5,331,605	5,298,233	5,318,276	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.82% (S + 5.75%; 0.75% Floor)	6/1/2029	6,702,083	6,658,100	6,685,328	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.82% (S + 5.75%; 0.75% Floor)	6/1/2029	1,182,271	1,126,441	1,167,071	(6)(15)
Gryphon-Redwood Acquisition LLC	Software	Term Loan	13.68% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	4,136,353	4,105,673	4,022,603	(15)
Gryphon-Redwood Acquisition LLC	Software	Delayed Draw Term Loan	13.68% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	1,770,045	1,725,802	1,721,369
GS AcquisitionCo, Inc.	Professional Services	Term Loan	9.32% (S + 5.25%; 1.00% Floor)	5/25/2028	9,752,278	9,737,084	8,752,669	(15)
GS AcquisitionCo, Inc.	Professional Services	Revolver	9.32% (S + 5.25%; 1.00% Floor)	5/25/2028	700,319	698,389	628,485	(6)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw Term Loan	9.32% (S + 5.25%; 0.75% Floor)	5/25/2028	118,392	118,274	107,145
Heartland PPC Buyer LLC	Commercial Services & Supplies	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	12/12/2029	5,510,468	5,444,475	5,427,811	(15)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Revolver	8.65% (S + 4.75%; 0.75% Floor)	12/12/2029	525,618	511,168	504,499	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.82% (S + 4.75%; 0.75% Floor)	12/12/2029	1,853,673	1,839,827	1,825,868	(15)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.82% (S + 4.75%; 0.75% Floor)	12/12/2029	33,653	25,781	13,996	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	12/12/2029	606,035	601,120	596,944
HIG Operations Holdings, INC	Insurance	Term Loan	8.40% (S + 4.50%; 1.00% Floor)	6/11/2031	10,960,542	10,960,542	10,960,542	(15)
HireVue, Inc.	Professional Services	Term Loan	11.57% (S + 7.75%; 1.00% Floor)	5/3/2029	12,708,377	12,543,867	11,373,998	(15)
HireVue, Inc.	Professional Services	Revolver	11.82% (S + 7.75%; 1.00% Floor)	5/3/2029	1,663,006	1,644,728	1,488,390
HireVue, Inc.	Professional Services	Delayed Draw Term Loan	11.82% (S + 7.75%; 1.00% Floor)	5/3/2029	1,281,941	1,281,941	1,049,830	(6)
HITRUST Services, LLC	Health Care Technology	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	3/15/2032	10,281,308	10,195,989	10,229,901	(15)
HITRUST Services, LLC	Health Care Technology	Revolver	—% (S + 4.50%; 0.75% Floor)	3/14/2031	-	(18,046)	(12,096)	(6)(7)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.75%; 1.00% Floor)	10/15/2027	6,197,172	6,162,906	6,197,172	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.75%; 1.00% Floor)	10/15/2027	3,627,783	3,615,062	3,627,783
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.97% (S + 5.75%; 1.00% Floor)	10/15/2027	2,517,738	2,508,542	2,517,738	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.75%; 1.00% Floor)	10/15/2027	1,592,401	1,586,694	1,592,401	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.75%; 1.00% Floor)	10/15/2027	-	(1,097)	-	(6)(7)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.75%; 1.00% Floor)	10/15/2027	2,366,855	2,356,107	2,366,855	(15)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Term Loan	8.65% (S + 4.75%; 0.75% Floor)	3/31/2032	5,925,121	5,870,677	5,865,870	(15)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.65% (S + 4.75%; 0.75% Floor)	3/31/2032	448,388	431,616	432,374	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Revolver	8.65% (S + 4.75%; 0.75% Floor)	3/31/2032	240,208	234,287	233,802	(6)
Hyscaleix Data Centers Holdings LLC	IT Services	Term Loan	9.40% (S + 5.50%; 1.00% Floor)	1/29/2031	5,943,073	5,863,797	5,868,785	(15)
Hyscaleix Data Centers Holdings LLC	IT Services	Revolver	—% (S + 5.50%; 1.00% Floor)	1/29/2031	-	(10,467)	(10,065)	(6)(7)
Joink, LLC	Diversified Telecommunication Services	Revolver	9.65% (S + 5.75%; 1.00% Floor)	10/4/2030	727,761	720,377	713,205
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	10.00% (S + 5.75%; 1.00% Floor)	10/4/2030	6,847,621	6,768,505	6,699,132	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	9.65% (S + 5.75%; 1.00% Floor)	10/4/2030	10,212,907	10,104,233	10,008,649	(15)
JS Parent, Inc.	Software	Term Loan	8.57% (S + 4.75%; 0.75% Floor)	4/24/2031	5,350,468	5,330,972	5,350,468	(15)
JS Parent, Inc.	Software	Revolver	—% (S + 4.75%; 0.75% Floor)	4/24/2031	-	(1,734)	-	(6)(7)
Juniper Square, Inc.	Financial Services	Term Loan	8.65% (S + 4.75%; 0.75% Floor)	11/6/2031	12,035,566	11,929,077	11,975,388	(15)
Juniper Square, Inc.	Financial Services	Revolver	—% (S + 5.75%; 0.75% Floor)	11/6/2031	-	(10,256)	(6,018)	(6)(7)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	8.65% (S + 4.75%; 0.75% Floor)	11/6/2031	1,203,557	1,175,309	1,203,557	(6)(15)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	8.65% (S + 4.75%; 0.75% Floor)	11/6/2031	305,163	305,163	305,163	(6)
Kalkomey Borrower, LLC	Leisure Products	Term Loan	9.07% (S + 5.00%; 1.00% Floor)	6/18/2031	8,971,589	8,868,010	8,881,873	(15)
Kalkomey Borrower, LLC	Leisure Products	Revolver	—% (S + 5.00%; 1.00% Floor)	6/18/2031	-	(14,955)	(14,647)	(6)(7)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.40% (S + 4.50%; 0.75% Floor)	3/12/2032	10,473,119	10,391,337	10,368,388	(15)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(5,812)	(6,845)	(6)(7)
KPA Parent Holdings, Inc	Automobiles	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(8,141)	(10,362)	(6)(7)
Krispy Krunchy Foods, L.L.C.	Food Products	Term Loan	8.50% (S + 4.50%; 1.00% Floor)	11/17/2027	4,376,791	4,359,718	4,376,791	(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	—% (S + 5.00%; 1.00% Floor)	12/23/2030	-	(21,028)	-	(6)(7)(8)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	9.15% (S + 5.25%; 0.75% Floor)	3/31/2031	8,442,703	8,341,396	8,442,703	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.15% (S + 5.25%; 0.75% Floor)	3/31/2031	6,668,434	6,604,776	6,668,434	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 0.75% Floor)	3/31/2031	-	(16,374)	-	(6)(7)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	9.15% (S + 5.25%; 0.75% Floor)	3/31/2031	8,221,280	8,154,435	8,221,280	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.64% (S + 4.75%; 0.75% Floor)	3/31/2031	3,060,530	3,027,663	3,015,960	(6)(15)
LeadVenture, Inc.	Automobile Components	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	6/23/2032	19,127,284	18,879,360	18,410,011	(15)
LeadVenture, Inc.	Automobile Components	Delayed Draw Term Loan	9.07% (S + 5.00%; 0.75% Floor)	6/23/2032	1,774,219	1,740,651	1,645,916	(6)
LeadVenture, Inc.	Automobile Components	Revolver	11.33% (S + 5.00%; 0.75% Floor)	6/23/2032	428,182	405,500	359,180	(6)
Level Data, LLC	Software	Term Loan	9.26% (S + 5.50%; 0.75% Floor)	3/5/2031	7,468,997	7,409,819	7,300,945	(15)
Level Data, LLC	Software	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	3/5/2031	-	(8,945)	(42,079)	(6)(7)
Level Data, LLC	Software	Revolver	9.26% (S + 5.50%; 0.75% Floor)	3/5/2031	360,679	353,975	340,391	(6)
Lightspeed Buyer, Inc.	Health Care Technology	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	2/6/2032	12,926,037	12,810,038	12,926,037	(15)
Lightspeed Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	2/6/2032	-	(25,906)	-	(6)(7)
Lightspeed Buyer, Inc.	Health Care Technology	Revolver	8.57% (S + 4.50%; 0.75% Floor)	2/6/2032	812,320	794,909	812,320	(6)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.57% (S + 4.75%; 0.75% Floor)	11/24/2031	6,945,163	6,891,461	6,806,260	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	8.57% (S + 4.75%; 0.75% Floor)	11/24/2031	7,941,248	7,880,112	7,782,423	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/24/2031	-	(14,843)	(39,987)	(6)(7)
Lotus HPI Buyer, Inc	Health Care Technology	Term Loan	10.09% (S + 6.25%; 1.00% Floor)	1/21/2030	12,245,483	12,052,173	10,806,639	(15)
Lotus HPI Buyer, Inc	Health Care Technology	Revolver	10.09% (S + 6.25%; 1.00% Floor)	1/21/2030	879,163	853,108	657,802	(6)
Magaya Corporation	Air Freight & Logistics	Term Loan	9.82% (0.75% Floor; 5.75% PIK)	7/26/2030	3,905,167	3,879,036	3,797,775	(15)
Magaya Corporation	Air Freight & Logistics	Delayed Draw Term Loan	9.82% (0.75% Floor; 5.75% PIK)	7/26/2030	150,673	150,163	146,530	(15)
Magaya Corporation	Air Freight & Logistics	Revolver	11.75% (0.75% Floor; 4.75% PIK)	7/26/2030	794,288	787,786	768,053	(6)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	9.32% (S + 5.25%; 1.00% Floor)	9/7/2029	6,515,895	6,515,895	6,515,895	(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	-	-	(6)
Mavenlink, Inc.	Professional Services	Term Loan	9.41% (S + 5.50%; 0.75% Floor)	6/1/2029	12,997,483	12,892,757	12,575,065	(15)
Mavenlink, Inc.	Professional Services	Revolver	9.55% (S + 5.50%; 0.75% Floor)	6/1/2029	1,231,782	1,226,644	1,168,481	(6)
MBS Holdings, Inc.	Diversified Telecommunication Services	Revolver	8.94% (S + 5.00%; 1.00% Floor)	4/16/2027	467,601	465,792	467,601	(6)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	4/16/2027	765,444	761,942	765,444	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	4/16/2027	814,272	810,064	814,272	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	4/16/2027	355,293	354,278	355,293	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	4/16/2027	9,968,674	9,948,654	9,968,674	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.67% (S + 5.50%; 0.75% Floor)	9/30/2027	3,667,250	3,650,440	3,658,082	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	9.67% (S + 5.50%; 0.75% Floor)	9/30/2027	1,514,837	1,505,715	1,511,050	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	—% (S + 5.50%; 0.75% Floor)	11/30/2026	-	-	(728)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	1/22/2027	7,596,355	7,594,461	7,596,355	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Revolver	—% (S + 5.00%; 1.00% Floor)	1/22/2027	-	(120)	-	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Delayed Draw Term Loan	9.00% (S + 5.00%; 1.00% Floor)	1/22/2027	1,290,352	1,290,042	1,290,352	(15)
Mist Holding Co.	Health Care Technology	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	12/23/2030	4,836,131	4,799,354	4,836,131	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/23/2030	2,583,822	2,565,481	2,583,822	(15)
Mist Holding Co.	Health Care Technology	Revolver	—% (S + 5.00%; 0.75% Floor)	12/23/2030	-	(9,172)	-	(6)(7)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	12/23/2030	-	(10,097)	-	(6)(7)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.76% (S + 5.75%; 1.00% Floor)	2/15/2029	1,919,391	1,899,196	1,919,391	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.76% (S + 5.75%; 1.00% Floor)	2/15/2029	7,513,037	7,493,174	7,513,037	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	—% (S + 5.75%; 1.00% Floor)	2/15/2029	-	(846)	-	(6)(7)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	257,814	256,616	252,658	(15)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	298,290	297,296	292,324	(15)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	705,111	699,462	691,009	(15)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	2,653,862	2,649,819	2,600,785	(15)
Momentus Technologies, LLC	Leisure Products	Delayed Draw Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	313,042	312,531	306,781	(15)
Momentus Technologies, LLC	Leisure Products	Delayed Draw Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	675,251	675,251	661,746	(15)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	133,314	132,978	130,648	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Momentus Technologies, LLC	Leisure Products	Delayed Draw Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	466,600	465,952	457,268	(15)
Momentus Technologies, LLC	Leisure Products	Revolver	—% (S + 4.75%; 1.00% Floor)	4/30/2029	-	(412)	(4,588)	(6)(7)
Moon Buyer, Inc.	Software	Revolver	—% (S + 4.50%; 0.75% Floor)	4/21/2031	-	(3,262)	(13,344)	(6)(7)
Moon Buyer, Inc.	Software	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	4/21/2031	15,966,701	15,933,034	15,846,951	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	8.57% (S + 4.50%; 0.75% Floor)	4/21/2031	560,075	559,624	555,875	(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.60% (S + 5.75%; 1.00% Floor)	5/1/2031	6,107,113	6,019,571	6,107,113	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	9.60% (S + 5.75%; 1.00% Floor)	5/1/2031	1,387,388	1,352,686	1,387,388	(6)
Mr. Greens Intermediate, LLC	Food Products	Revolver	—% (S + 5.75%; 1.00% Floor)	5/1/2031	-	(16,838)	-	(6)(7)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	5/1/2031	1,434,585	1,416,979	1,434,585	(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.59% (S + 5.75%; 1.00% Floor)	5/1/2031	581,294	570,339	581,294	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	—% (S + 6.25%; 1.00% Floor)	5/1/2031	-	(12,569)	-	(6)(7)
MSM Acquisitions, Inc.	Media	Term Loan	—% (S + 6.00%; 1.00% Floor)	12/9/2026	8,358,360	8,311,283	5,119,495	(16)
MSM Acquisitions, Inc.	Media	Delayed Draw Term Loan	—% (S + 6.00%; 1.00% Floor)	12/9/2026	3,058,224	3,052,951	1,873,162	(16)
MSM Acquisitions, Inc.	Media	Revolver	—% (S + 6.00%; 1.00% Floor)	12/9/2026	1,282,364	1,237,643	785,448	(16)
MSM Acquisitions, Inc.	Media	Delayed Draw Term Loan	—% (S + 6.00%; 1.00% Floor)	12/9/2026	374,890	374,347	229,620	(16)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	4/9/2029	8,577,804	8,480,075	8,470,581	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	4/9/2029	7,573,710	7,548,102	7,479,038	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.50% (S + 5.50%; 1.00% Floor)	4/9/2029	591,667	590,659	584,271	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.50% (S + 5.50%; 1.00% Floor)	4/9/2029	302,568	299,280	279,876	(6)
MyKaarma Acquisition LLC	Automobiles	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	12/24/2030	8,906,050	8,851,520	8,861,520	(15)
MyKaarma Acquisition LLC	Automobiles	Revolver	—% (S + 4.50%; 0.75% Floor)	12/24/2030	-	(5,909)	(5,942)	(6)(7)
Nasuni Corporation	Software	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	9/10/2030	12,575,067	12,435,273	12,543,630	(15)
Nasuni Corporation	Software	Revolver	9.07% (S + 5.00%; 0.75% Floor)	9/10/2030	1,047,922	1,021,905	1,041,373	(6)
Nasuni Corporation	Software	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	9/10/2030	3,386,719	3,356,716	3,378,252	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	1,050,897	1,048,130	1,000,979	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	2,000,296	1,995,342	1,905,282	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	3,800,740	3,792,606	3,620,205	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	1,740,197	1,737,836	1,657,538	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	—% (S + 5.50%; 1.00% Floor)	3/17/2028	-	(1,219)	(28,701)	(6)(7)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	2,180,615	2,175,035	2,077,036	(15)
NC Topco, LLC	Financial Services	Term Loan	8.26% (S + 4.50%; 0.75% Floor)	9/1/2031	11,237,453	11,158,485	11,237,453	(15)
NC Topco, LLC	Financial Services	Revolver	—% (S + 4.50%; 0.75% Floor)	9/1/2031	-	(9,173)	-	(6)(7)
NC Topco, LLC	Financial Services	Delayed Draw Term Loan	8.26% (S + 4.50%; 0.75% Floor)	8/29/2031	3,205,673	3,182,901	3,205,673	(15)
Netwrix Corporation	Software	Term Loan	8.51% (S + 4.75%; 0.75% Floor)	6/11/2029	12,201,601	12,192,204	11,683,033	(15)
Netwrix Corporation	Software	Revolver	—% (S + 4.75%; 0.75% Floor)	6/11/2029	-	(986)	(32,927)	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Netwrix Corporation	Software	Delayed Draw Term Loan	8.51% (S + 4.75%; 0.75% Floor)	6/11/2029	87,365	83,069	56,505	(6)
Netwrix Corporation	Software	Term Loan	8.51% (S + 4.75%; 0.75% Floor)	6/11/2029	201,662	201,662	193,092	(15)
Next Holdco, LLC	Health Care Technology	Term Loan	8.98% (S + 5.25%; 0.75% Floor)	11/12/2030	9,052,985	8,960,810	8,826,660	(15)
Next Holdco, LLC	Health Care Technology	Revolver	—% (S + 5.25%; 0.75% Floor)	11/9/2029	-	(7,010)	(22,339)	(6)(7)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	9.00% (S + 5.00%; 0.75% Floor)	9/6/2028	3,457,841	3,428,497	3,457,841	(15)
OPOC Acquisition, LLC	Insurance	Revolver	—% (S + 4.75%; 1.00% Floor)	12/20/2030	-	(6,878)	-	(6)(7)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	8.55% (S + 4.75%; 1.00% Floor)	12/20/2030	477,821	467,242	477,821	(6)
OPOC Acquisition, LLC	Insurance	Term Loan	8.47% (S + 4.75%; 1.00% Floor)	12/20/2030	6,446,495	6,373,248	6,446,495	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.47% (S + 5.25%; 1.00% Floor)	8/2/2027	4,941,646	4,941,646	4,941,646	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	-	-	(6)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.72% (S + 5.50%; 1.00% Floor)	8/2/2027	1,344,999	1,344,999	1,344,999	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.47% (S + 5.25%; 1.00% Floor)	8/2/2027	189,754	189,754	189,754	(6)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	(7,334)	-	(6)(7)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	8.32% (S + 4.25%; 0.75% Floor)	12/31/2032	16,251,987	16,102,896	16,170,727	(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	—% (S + 4.25%; 0.75% Floor)	12/31/2032	-	(19,755)	(11,046)	(6)(7)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.24% (S + 4.50%; 0.75% Floor)	9/7/2032	12,632,299	12,522,029	12,505,976	(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.24% (S + 4.50%; 0.75% Floor)	9/3/2032	72,914	62,011	60,154	(6)
PDI TA Holdings, Inc	Specialty Retail	Term Loan	9.82% (S + 3.50%; 0.75% Floor; 2.50% PIK)	2/3/2031	11,767,521	11,714,283	11,032,051	(15)
PDI TA Holdings, Inc	Specialty Retail	Revolver	9.32% (S + 5.50%; 0.75% Floor)	2/3/2031	943,575	937,687	884,601
Penn TRGRP Holdings LLC	Capital Markets	Term Loan	12.08% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,176,489	6,972,271	(15)
Penn TRGRP Holdings LLC	Capital Markets	Revolver	10.82% (S + 6.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	579,889	567,813	535,080	(6)
Penn TRGRP Holdings LLC	Capital Markets	Delayed Draw Term Loan	11.82% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	934,565	934,565	889,492	(6)(15)
Pharmalogic Holdings Corp	Pharmaceuticals	Term Loan	8.90% (S + 5.00%; 1.00% Floor)	6/21/2030	20,172,736	19,960,514	20,021,440	(15)
Pharmalogic Holdings Corp	Pharmaceuticals	Delayed Draw Term Loan	8.89% (S + 5.00%; 1.00% Floor)	6/21/2030	6,201,272	6,139,193	6,149,562	(6)(15)
Pieper Memorial, LLC	Health Care Providers & Services	Term Loan	8.70% (S + 5.00%; 1.00% Floor)	11/2/2028	2,015,324	2,004,257	2,005,247	(15)
Pieper Memorial, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.70% (S + 5.00%; 1.00% Floor)	11/2/2028	6,815,832	6,779,283	6,779,459	(6)(15)
Pieper Memorial, LLC	Health Care Providers & Services	Term Loan	8.70% (S + 5.00%; 1.00% Floor)	11/2/2028	994,413	989,108	989,441	(15)
Pieper Memorial, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(32,442)	-	(6)(7)
Pieper Memorial, LLC	Health Care Providers & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(6,903)	(4,934)	(6)(7)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.43% (S + 5.75%; 1.00% Floor)	1/4/2029	5,046,902	5,032,591	4,807,175	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Revolver	13.86% (S + 5.75%; 1.00% Floor; 2.25% PIK)	1/4/2029	249,857	249,857	220,458	(6)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	1/4/2029	277,706	276,323	264,515	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	12.01% (S + 5.75%; 1.00% Floor; 2.50% PIK)	1/4/2029	376,232	373,933	358,361	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.51% (S + 5.75%; 1.00% Floor)	1/4/2029	332,109	330,452	316,334	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	1/4/2029	143,235	143,235	136,431	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Point Quest Group, Inc	Health Care Providers & Services	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/13/2031	17,116,403	16,965,129	16,988,030	(15)
Point Quest Group, Inc	Health Care Providers & Services	Delayed Draw Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/13/2031	343,190	330,158	343,190	(6)
Point Quest Group, Inc	Health Care Providers & Services	Revolver	8.79% (S + 4.75%; 0.75% Floor)	11/13/2031	731,638	718,238	719,879	(6)
Priority OnDemand Midco 2, L.P.	Health Care Providers & Services	Term Loan	9.52% (S + 5.25%; 1.00% Floor)	7/17/2028	7,332,212	7,292,652	7,332,212	(15)
Priority OnDemand Midco 2, L.P.	Health Care Providers & Services	Delayed Draw Term Loan	9.52% (S + 5.25%; 1.00% Floor)	7/17/2028	791,565	782,130	791,565	(6)
Project Potter Buyer, LLC	Construction Materials	Term Loan	9.57% (S + 5.50%; 0.75% Floor)	9/30/2033	6,087,908	5,996,620	5,996,589	(15)
Project Potter Buyer, LLC	Construction Materials	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	9/30/2033	-	(8,694)	(8,697)	(6)(7)
Project Potter Buyer, LLC	Construction Materials	Revolver	—% (S + 5.50%; 0.75% Floor)	9/30/2033	-	(13,306)	(13,311)	(6)(7)
QualDerm Partners, LLC	Health Care Providers & Services	Term Loan	9.68% (S + 5.75%; 0.75% Floor)	12/8/2028	5,906,995	5,799,474	5,685,482	(15)
QualDerm Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.63% (S + 5.75%; 0.75% Floor)	12/8/2028	684,515	654,617	658,845
QualDerm Partners, LLC	Health Care Providers & Services	Revolver	10.20% (S + 4.00%; 0.75% Floor)	12/8/2028	305,261	304,697	298,539	(6)
Quest Analytics Inc.	Health Care Technology	Term Loan	8.32% (S + 4.25%; 0.50% Floor)	11/10/2032	15,505,772	15,436,737	15,389,479	(15)
Quest Analytics Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(14,695)	(34,454)	(6)(7)
Quest Analytics Inc.	Health Care Technology	Revolver	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(11,759)	(20,672)	(6)(7)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.31% (S + 6.50%; 1.00% Floor)	11/12/2030	9,959,888	9,873,732	9,885,189	(15)
Quirch Foods Holdings, LLC	Food Products	Delayed Draw Term Loan	—% (S + 6.50%; 1.00% Floor)	11/12/2030	-	(4,344)	(2,589)	(6)(7)
Race Finco, LLC	Diversified Telecommunication Services	Term Loan	9.65% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,107,046	9,040,532	(15)
Race Finco, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.75%; 1.00% Floor)	8/16/2029	-	(4,800)	(9,147)	(6)(7)
Race Finco, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.60% (S + 5.75%; 1.00% Floor)	8/16/2029	11,582,772	11,496,059	11,454,045	(6)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/19/2029	15,016,613	14,910,777	14,979,072	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	—% (S + 4.75%; 0.75% Floor)	11/16/2029	-	(4,675)	(2,998)	(6)(7)
RCP Encore Acquisition, Inc.	Health Care Providers & Services	Term Loan	—% (S + 5.00%; 1.00% Floor)	12/31/2026	2,828,499	2,761,172	28,285	(16)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/19/2028	-	-	-	(6)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.50%; 1.00% Floor)	6/20/2028	10,140,506	10,173,785	10,140,506	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.50%; 1.00% Floor)	6/19/2028	5,609,033	5,582,395	5,609,033	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.50%; 1.00% Floor)	6/19/2028	4,205,710	4,174,253	4,205,710	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	9.07% (S + 5.00%; 1.00% Floor)	5/30/2031	20,705,295	20,622,315	20,498,242	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	—% (S + 5.00%; 1.00% Floor)	5/30/2031	-	(6,866)	(24,513)	(6)(7)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	9/30/2031	6,347,748	6,274,009	6,331,879	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	8.57% (S + 4.50%; 0.75% Floor)	9/30/2031	308,864	295,131	308,864	(6)(8)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	—% (S + 4.50%; 0.75% Floor)	3/30/2031	-	(7,802)	(1,857)	(6)(7)(8)
Saab Purchaser, Inc.	Banks	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/12/2031	18,926,108	18,775,858	18,500,271	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/12/2031	5,110,436	5,071,414	4,995,452	(15)
Saab Purchaser, Inc.	Banks	Revolver	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(19,959)	(60,735)	(6)(7)
Saab Purchaser, Inc.	Banks	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/12/2031	916,717	908,763	896,091	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/12/2031	768,859	761,939	748,899	(6)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	7/5/2033	3,682,062	3,646,495	3,626,831	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	9.07% (S + 5.00%; 0.75% Floor)	7/5/2033	44,631	38,595	35,259	(6)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	7/5/2033	-	(6,466)	(10,042)	(6)(7)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	8/18/2032	15,364,082	15,228,923	15,287,261	(15)
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw Term Loan	8.78% (S + 5.00%; 0.75% Floor)	8/18/2032	871,538	854,703	855,975	(6)
Salisbury House, LLC	Diversified Consumer Services	Revolver	8.90% (S + 5.00%; 0.75% Floor)	8/18/2032	373,516	356,022	363,141	(6)
Salsa Bidco, Inc	Food Products	Term Loan	9.33% (S + 5.50%; 0.75% Floor)	9/6/2032	13,886,487	13,681,173	13,678,189	(15)
Salsa Bidco, Inc	Food Products	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	9/6/2032	-	(17,149)	(17,358)	(6)(7)
Salsa Bidco, Inc	Food Products	Revolver	9.39% (S + 5.50%; 0.75% Floor)	9/6/2032	714,224	680,417	680,032	(6)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.67% (S + 5.50%; 1.00% Floor)	6/28/2028	160,791	153,439	160,791
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	—% (S + 5.50%; 1.00% Floor)	6/28/2028	3,454,522	3,347,311	2,349,075	(16)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/28/2028	689,772	669,537	469,045	(16)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/28/2028	628,095	601,396	427,105	(16)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.67% (S + 5.50%; 1.00% Floor)	6/28/2028	241,530	236,556	241,530	(6)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.67% (S + 5.50%; 1.00% Floor)	6/28/2028	1,639,524	1,601,869	1,639,524
Sapphire Software Buyer, Inc.	Software	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	9/30/2031	14,228,344	14,123,310	13,445,785	(15)
Sapphire Software Buyer, Inc.	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	9/30/2031	-	(12,446)	(94,807)	(6)(7)
Sauce Labs Inc	Software	Revolver	9.42% (S + 5.50%; 1.00% Floor)	8/16/2027	256,364	252,522	214,705	(6)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	1,961,876	1,956,079	1,898,115	(15)
Sauce Labs Inc	Software	Term Loan	9.92% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	7,647,367	7,615,220	7,398,828	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	868,823	866,623	840,586	(15)
Saviynt, Inc.	Software	Term Loan	9.65% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	20,658,024	20,515,717	20,658,024	(15)
Saviynt, Inc.	Software	Delayed Draw Term Loan	9.65% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	6,602,435	6,554,442	6,602,435	(15)
Saviynt, Inc.	Software	Revolver	—% (S + 3.00%; 1.00% Floor)	2/18/2030	-	(3,309)	-	(6)(7)
SCA Buyer, LLC	Pharmaceuticals	Term Loan	12.58% (1.00% Floor)	1/20/2027	309,168	308,215	309,168
SCA Buyer, LLC	Pharmaceuticals	Revolver	—% (S + 6.50%; 1.00% Floor)	1/20/2027	649,663	643,814	179,957	(16)
SCA Buyer, LLC	Pharmaceuticals	Term Loan	—% (S + 6.50%; 1.00% Floor)	1/20/2027	3,978,961	3,937,641	1,102,172	(16)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Term Loan	9.50% (S + 5.50%; 0.75% Floor)	8/25/2028	10,715,390	10,653,265	10,527,871	(15)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.50% (S + 5.50%; 0.75% Floor)	8/25/2028	3,364,134	3,308,375	3,200,600	(6)(15)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Revolver	9.50% (S + 5.50%; 0.75% Floor)	8/25/2028	622,988	619,534	612,086
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	9.84% (S + 6.00%; 1.00% Floor)	2/6/2031	5,477,782	5,413,439	5,409,310	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	—% (S + 6.00%; 1.00% Floor)	2/6/2031	-	(6,683)	(7,608)	(6)(7)
Securonix, Inc	Software	Term Loan	10.75% (S + 7.00%; 0.75% Floor)	4/5/2029	9,130,723	9,075,245	6,665,428
Securonix, Inc	Software	Revolver	10.84% (S + 7.00%; 0.75% Floor)	4/5/2029	683,705	676,774	268,354	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Serrano Parent, LLC	Software	Term Loan	10.25% (S + 6.50%; 1.00% Floor)	5/13/2030	21,265,710	20,963,295	19,139,139	(15)
Serrano Parent, LLC	Software	Revolver	10.25% (S + 6.50%; 1.00% Floor)	5/13/2030	917,832	890,458	709,234	(6)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	—% (S + 4.25%; 1.00% Floor; 3.00% PIK)	12/31/2026	3,162,179	2,580,446	626,111	(16)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	12/31/2026	675,554	550,284	133,760	(16)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 7.50%; 1.00% Floor)	12/31/2026	-	(2,155)	-	(6)(7)(16)
Slipstream IT, LLC	Software	Term Loan	8.40% (S + 4.50%; 0.75% Floor)	8/1/2031	6,724,398	6,667,616	6,673,965	(15)
Slipstream IT, LLC	Software	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(4,589)	(2,830)	(6)(7)
Slipstream IT, LLC	Software	Revolver	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(9,156)	(8,490)	(6)(7)
Smile Brands, Inc.	Health Care Providers & Services	Term Loan	11.29% (S + 4.50%; 0.75% Floor; 1.50% PIK)	7/12/2029	1,681,508	1,645,912	1,353,614
Smile Brands, Inc.	Health Care Providers & Services	Revolver	10.24% (S + 2.00%; 0.75% Floor; 1.50% PIK)	7/12/2029	153,026	125,523	100,599	(6)
Smile Brands, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.01% (S + 4.50%; 0.75% Floor; 1.50% PIK)	7/12/2029	511,695	492,839	411,915
Soar Buyer, Inc.	Health Care Providers & Services	Term Loan	9.23% (S + 5.50%; 0.75% Floor)	5/20/2032	11,115,568	10,956,592	10,976,623	(15)
Soar Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	5/20/2032	-	(61,932)	(43,877)	(6)(7)
Soar Buyer, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.50%; 0.75% Floor)	5/20/2032	-	(24,778)	(21,939)	(6)(7)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.94% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,854,386	5,771,441	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	9.07% (S + 5.00%; 0.75% Floor)	6/12/2028	323,907	320,506	312,129	(6)
Spectrotel Midco II, LLC	Diversified Telecommunication Services	Term Loan	9.32% (S + 5.25%; 0.75% Floor)	9/30/2033	18,423,707	18,193,494	18,193,411	(15)
Spectrotel Midco II, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	9/30/2033	-	(14,757)	(14,644)	(6)(7)
Spectrotel Midco II, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 0.75% Floor)	9/30/2033	-	(44,270)	(44,288)	(6)(7)
Stratus Networks, Inc.	Diversified Telecommunication Services	Term Loan	8.50% (S + 4.50%; 1.00% Floor)	12/15/2028	7,920,781	7,883,845	7,861,376	(15)
Stratus Networks, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	8.50% (S + 4.50%; 1.00% Floor)	12/15/2028	3,960,391	3,942,255	3,930,688	(15)
Stratus Networks, Inc.	Diversified Telecommunication Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/15/2028	-	(4,151)	(7,426)	(6)(7)
Stratus Networks, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	8.50% (S + 4.50%; 1.00% Floor)	12/15/2028	1,277,895	1,259,989	1,268,311	(6)(15)
SugarCrm, Inc.	Software	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	7/30/2027	4,141,341	4,133,878	4,120,634	(15)
SugarCrm, Inc.	Software	Revolver	—% (S + 5.00%; 1.00% Floor)	7/30/2027	-	(423)	(1,551)	(6)(7)
SugarCrm, Inc.	Software	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	7/30/2027	401,941	399,762	399,931	(15)
Sundance Group Holdings, Inc.	Software	Term Loan	8.82% (S + 4.75%; 1.00% Floor)	7/2/2029	19,625,869	19,625,869	19,576,804	(15)
Sundance Group Holdings, Inc.	Software	Revolver	8.82% (S + 4.75%; 1.00% Floor)	7/2/2029	480,049	470,606	472,248	(6)
Sundance Group Holdings, Inc.	Software	Term Loan	8.82% (S + 4.75%; 1.00% Floor)	7/2/2029	3,712,488	3,694,324	3,703,207	(15)
Sundance Group Holdings, Inc.	Software	Term Loan	8.82% (S + 4.75%; 1.00% Floor)	7/2/2029	5,148,177	5,137,688	5,135,307	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.07% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	15,836,623	15,709,928	14,411,327	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.07% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	3,635,538	3,613,463	3,308,339	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.53% (S + 4.50%; 0.75% Floor)	2/2/2032	999,867	984,348	817,459	(6)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	10.25% (S + 6.25%; 1.00% Floor)	5/31/2027	5,580,701	5,577,737	5,566,750	(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Revolver	—% (S + 6.25%; 1.00% Floor)	5/31/2027	-	-	(1,492)	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.97% (S + 6.00%; 1.00% Floor)	6/30/2028	4,655,912	4,642,546	4,655,912	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Revolver	9.98% (S + 6.00%; 1.00% Floor)	6/30/2028	656,005	653,524	656,005	(6)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 6.00%; 1.00% Floor)	6/30/2028	1,098,015	1,096,749	1,098,015	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 6.00%; 1.00% Floor)	6/30/2028	1,669,834	1,667,334	1,669,834	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.91% (S + 6.00%; 1.00% Floor)	6/30/2028	1,658,333	1,658,333	1,658,333	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.87% (S + 6.00%; 1.00% Floor)	6/30/2028	3,110,510	3,094,763	3,110,510	(15)
TMA Buyer LLC	Software	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	4/30/2031	11,490,458	11,397,281	11,318,101	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	8.76% (S + 5.00%; 0.75% Floor)	4/30/2031	3,020,625	2,996,423	2,975,316	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	(4,682)	(6)(7)
TMA Buyer LLC	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	(9,269)	(18,124)	(6)(7)
TNO Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	—% (S + 3.75%; 1.00% Floor)	8/6/2032	-	(69,852)	(70,770)	(6)(7)
TNO Buyer, LLC	Diversified Telecommunication Services	Term Loan	7.65% (S + 3.75%; 1.00% Floor)	8/30/2032	6,576,949	6,510,551	6,509,864
ToolWatch Intermediate, LLC	Construction & Engineering	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	7/31/2030	12,899,463	12,762,616	12,834,966	(15)
ToolWatch Intermediate, LLC	Construction & Engineering	Delayed Draw Term Loan	9.32% (S + 5.50%; 0.75% Floor)	7/31/2030	1,228,520	1,228,520	1,222,378	(15)
ToolWatch Intermediate, LLC	Construction & Engineering	Revolver	—% (S + 5.50%; 0.75% Floor)	7/31/2030	-	(11,926)	(6,143)	(6)(7)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	7.00% (S + 3.00%; 1.00% Floor)	8/31/2029	25,343,396	25,301,307	25,343,002	(6)(15)
UFS, LLC	Banks	Term Loan	8.40% (S + 4.50%; 1.00% Floor)	10/14/2031	10,921,850	10,826,686	10,894,545	(15)
UFS, LLC	Banks	Revolver	—% (S + 4.50%; 1.00% Floor)	10/14/2031	-	(5,935)	(1,747)	(6)(7)
Unanet, Inc	Software	Term Loan	8.97% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,911,012	11,822,998	(15)
Unanet, Inc	Software	Delayed Draw Term Loan	8.97% (S + 5.25%; 0.75% Floor)	12/9/2030	2,703,844	2,679,448	2,665,939	(6)(15)
Unanet, Inc	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(16,202)	(30,954)	(6)(7)
Unanet, Inc	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(2,838)	(5,399)	(6)(7)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	11.69% (S + 4.75%; 0.75% Floor; 2.88% PIK)	3/12/2032	14,565,186	14,506,113	14,201,056	(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	—% (S + 4.75%; 0.75% Floor)	3/12/2032	-	(7,523)	(48,129)	(6)(7)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 5.00%; 0.75% Floor)	8/25/2031	-	(6,506)	(6,924)	(6)(7)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.91% (S + 5.00%; 0.75% Floor)	8/25/2031	1,133,227	1,120,080	1,115,917	(6)(15)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,954,893	5,955,787	(15)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/25/2031	-	(2,652)	(4,041)	(6)(7)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Term Loan	8.80% (S + 5.00%; 0.75% Floor)	8/25/2031	635,791	629,515	631,023
Vectra AI, Inc.	Software	Revolver	—% (S + 5.25%; 1.00% Floor)	3/2/2028	-	-	(12,001)	(6)(7)
Vectra AI, Inc.	Software	Term Loan	9.17% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,557,594	8,490,072	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.17% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,147,796	1,127,971	(6)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.15% (S + 5.25%; 0.75% Floor)	5/24/2028	1,991,686	1,980,633	1,976,748	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.15% (S + 5.25%; 0.75% Floor)	5/24/2028	510,970	508,256	507,138	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.15% (S + 5.25%; 0.75% Floor)	5/24/2028	20,720,721	20,631,630	20,565,315	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.15% (S + 5.25%; 0.75% Floor)	5/24/2028	5,755,756	5,736,005	5,712,588	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Vehlo Purchaser, LLC	Automobiles	Revolver	—% (S + 5.25%; 0.75% Floor)	5/24/2028	-	(7,031)	(11,428)	(6)(7)
Venture Buyer LLC	Professional Services	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/1/2030	4,785,212	4,724,019	4,761,286	(15)
Venture Buyer LLC	Professional Services	Delayed Draw Term Loan	9.08% (S + 5.25%; 1.00% Floor)	3/1/2030	173,895	167,135	168,864	(6)
Venture Buyer LLC	Professional Services	Revolver	8.99% (S + 5.25%; 1.00% Floor)	3/1/2030	50,441	41,772	46,658	(6)
Veracross LLC	Diversified Consumer Services	Term Loan	10.00% (S + 6.00%; 1.00% Floor)	12/30/2030	19,182,967	19,159,333	19,039,094	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 6.00%; 1.00% Floor)	12/30/2030	-	(3,548)	(21,633)	(6)(7)
Veracross LLC	Diversified Consumer Services	Revolver	10.90% (S + 6.00%; 1.00% Floor)	12/30/2030	403,811	400,972	386,505	(6)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Revolver	—% (S + 5.50%; 1.00% Floor)	6/11/2029	-	(5,116)	(5,600)	(6)(7)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Term Loan	8.97% (S + 5.25%; 1.00% Floor)	6/11/2031	1,873,375	1,850,074	1,845,274	(15)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/11/2031	-	(5,521)	-	(6)(7)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Term Loan	8.97% (S + 5.25%; 1.00% Floor)	6/11/2031	4,106,912	4,095,902	4,045,309	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.32% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,592,910	5,611,270	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.32% (S + 5.25%; 0.75% Floor)	3/21/2031	5,653,672	5,595,377	5,611,270	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 0.75% Floor)	3/21/2030	-	(12,301)	(10,601)	(6)(7)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.32% (S + 5.25%; 0.75% Floor)	3/21/2031	6,077,784	6,023,612	6,057,111	(6)(15)
Waldo Buyer, LLC	Diversified Telecommunication Services	Term Loan	8.32% (S + 4.25%; 0.75% Floor)	4/1/2033	11,379,375	11,271,862	11,265,581	(15)
Waldo Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	4/1/2033	-	(15,116)	(32,513)	(6)(7)
Waldo Buyer, LLC	Diversified Telecommunication Services	Revolver	—% (S + 4.50%; 0.75% Floor)	4/1/2033	-	(18,143)	(19,508)	(6)(7)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	7.97% (S + 4.25%; 1.00% Floor)	10/2/2028	1,850,446	1,841,793	1,850,446	(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.00% (S + 4.25%; 1.00% Floor)	10/2/2028	1,746,751	1,741,929	1,746,751
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.25% (S + 4.25%; 1.00% Floor)	10/2/2028	129,159	127,934	129,159	(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	7.97% (S + 4.25%; 1.00% Floor)	10/2/2028	6,057,379	6,052,409	6,057,379	(15)
Wealth Enhancement Group, LLC	Financial Services	Revolver	—% (S + 4.25%; 1.00% Floor)	10/2/2028	-	-	-	(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	7.97% (S + 4.25%; 1.00% Floor)	10/2/2028	1,320,738	1,319,607	1,320,738	(15)
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Term Loan	10.66% (S + 6.75%; 1.00% Floor)	3/17/2028	11,041,796	10,971,288	10,572,520	(15)
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.72% (S + 6.75%; 1.00% Floor)	3/17/2028	1,479,396	1,473,729	1,416,522
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Revolver	10.55% (S + 6.75%; 1.00% Floor)	3/17/2028	1,253,284	1,241,050	1,200,019
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Term Loan	9.57% (S + 5.50%; 0.75% Floor)	1/17/2030	6,536,739	6,462,782	6,504,055	(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.57% (S + 5.50%; 0.75% Floor)	1/17/2030	3,681,693	3,638,906	3,663,284	(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Revolver	9.57% (S + 5.50%; 0.75% Floor)	1/17/2030	491,205	472,738	481,622	(6)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.57% (S + 5.50%; 0.75% Floor)	1/17/2030	2,829,440	2,793,682	2,829,440	(6)(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Term Loan	9.57% (S + 5.50%; 0.75% Floor)	1/17/2030	3,334,891	3,289,737	3,318,217	(15)
Your Part-Time Controller, LLC	Professional Services	Term Loan	8.40% (S + 4.50%; 1.00% Floor)	11/14/2029	12,388,176	12,268,094	12,388,176	(15)
Your Part-Time Controller, LLC	Professional Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/14/2029	-	(9,088)	-	(6)(7)
Zendesk, Inc.	Software	Delayed Draw Term Loan	9.03% (S + 5.00%; 0.75% Floor)	11/22/2028	2,162,676	2,155,622	2,157,269	(15)
Zendesk, Inc.	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	(3,432)	(6)(7)
Zendesk, Inc.	Software	Term Loan	9.03% (S + 5.00%; 0.75% Floor)	11/22/2028	13,414,763	13,414,763	13,381,226	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	9.03% (S + 5.00%; 0.75% Floor)	11/22/2028	1,135,143	1,127,003	1,132,306
Total U.S. 1st Lien/Senior Secured Debt						1,961,936,715	1,911,565,985

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.33%
Symplr Software, Inc.	Health Care Technology	Term Loan	11.79% (S + 7.88%; 0.75% Floor)	12/22/2028	3,130,634	3,109,171	2,465,374
Total U.S. 2nd Lien/Junior Secured Debt						3,109,171	2,465,374
Total U.S. Corporate Debt						1,965,045,886	1,914,031,359

Canada Corporate Debt — 2.60%
1st Lien/Senior Secured Debt — 2.60%
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.90% (S + 5.00%; 0.75% Floor)	5/10/2032	9,563,072	9,482,339	9,419,626	(8)(15)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw Term Loan	10.72% (S + 5.00%; 0.75% Floor)	5/10/2032	629,151	609,646	586,914	(6)(8)(15)
Syntax Systems Ltd.	Industrial Conglomerates	Term Loan	8.74% (S + 4.75%; 0.75% Floor)	10/27/2028	8,414,683	8,387,429	8,330,537	(8)(15)
Syntax Systems Ltd.	Industrial Conglomerates	Term Loan	8.74% (S + 4.75%; 0.75% Floor)	10/30/2028	1,173,374	1,170,636	1,161,640	(8)(15)
Total Canadian 1st Lien/Senior Secured Debt						19,650,050	19,498,717
Total Canadian Corporate Debt						19,650,050	19,498,717

Luxembourg Corporate Debt — 1.35%
1st Lien/Senior Secured Debt — 1.35%
SumUp Holdings Luxembourg	Specialty Retail	Delayed Draw Term Loan	9.76% (S + 6.00%; 1.50% Floor)	5/23/2031	10,088,201	10,031,885	10,088,201	(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						10,031,885	10,088,201
Total Luxembourg Corporate Debt						10,031,885	10,088,201

United Kingdom Corporate Debt — 2.54%
1st Lien/Senior Secured Debt — 2.54%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	8.82% (S + 5.00%; 1.00% Floor)	12/23/2030	19,052,140	18,787,409	19,052,140	(8)(15)
Total United Kingdom 1st Lien/Senior Secured Debt						18,787,409	19,052,140
Total United Kingdom Corporate Debt						18,787,409	19,052,140

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock — 1.16%							(18)
Alphasense, LLC	Series C Preferred	Capital Markets	6/1/2021	119,806	369,843	2,009,650	(8)
Avant NewCo Holdings, L.P.	Class A Units	Professional Services	12/31/2025	375,804	375,804	512,585
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Health Care Providers & Services	12/23/2019	65,614	349,977	181,445
Datarobot, Inc.	Series E	Software	8/31/2019	38,190	289,278	60,436
Datarobot, Inc.	Series F	Software	10/27/2020	6,715	88,248	18,337
Degreed, Inc.	Series C-1 Preferred	Professional Services	6/19/2019	43,819	278,541	172,154
Degreed, Inc.	Series D Preferred	Professional Services	4/30/2021	16,943	278,308	242,144
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software	6/23/2022	738	719,791	1,088,317
New BayMark Parent, LLC	Class A Preferred Units	Health Care Providers & Services	9/30/2026	3,013,976	2,154,032	613,374
Ntiva Investments, LLC	Class A Preferred Units	Technology Hardware, Storage & Peripherals	1/24/2022	333,937	272,826	381,380
Phenom People, Inc.	Series C Preferred	Professional Services	1/10/2020	35,055	220,610	601,684
Raken Topco, LP	Class A Preferred Units	Construction & Engineering	8/29/2025	66,435	66,435	58,797	(8)
Swyft Parent Holdings LP	Preferred Units	Software	2/7/2022	850,470	758,389	230,646
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Health Care Technology	11/30/2018	1,196	1,160,531	2,368,573
Vectra AI, Inc.	Series F Preferred	Software	5/28/2021	17,064	131,095	134,861
Total U.S. Preferred Stock					7,513,708	8,674,383

France Preferred Stock — 0.03%
Content Square SAS	Series F Preferred	Software	11/30/2023	27,976	206,755	216,467	(8)
Total France Preferred Stock					206,755	216,467

U.S. Common Stock — 1.02%
Advantage AVP Parent Holdings, L.P.	Units	Health Care Providers & Services	9/24/2021	34,492	34,492	34,987
Artemis Investor Holdings, LLC	Class A Units	Leisure Products	1/22/2021	38,551	385,509	371,829	(8)
Brightspot Holdco, LLC	Non-Voting Common Units	Media	11/16/2021	433,207	433,207	285,021
CL Services Acquisition, LLC	Common Units	Commercial Services & Supplies	3/31/2025	405,787	628,970	904,050	(8)
CN CO-INVEST, LP	Units	IT Services	10/31/2023	811,572	811,572	905,093	(11)
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Professional Services	11/14/2021	138,390	138,390	291,798
Community Based Care Holdings, LP	Senior Common Units	Health Care Providers & Services	1/3/2022	180	179,861	411,508
GSV Medsuite Investments, LLC	Class A Units	Health Care Technology	12/22/2021	86,555	85,705	77,637
GSV Vehlo Investments, LLC	Class A Units	Automobiles	5/20/2022	150,297	119,998	179,213
Leeds FEG Investors, LLC	Class A Units	Diversified Consumer Services	11/20/2017	320	321,309	161,137
Moon Topco, L.P.	Units	Software	4/19/2021	1,772	17,719	49,872
MyKaarma Holdings LP	Class A Common Units	Automobiles	3/18/2022	257,031	257,031	321,862
NEPCORE Parent Holdings LLC	Units	IT Services	10/21/2021	98	97,884	-
Netskope, Inc.	Class B Common Stock	Software	1/27/2020	36,144	686,736	630,351	(9)
Neutral Connect, LLC	Units	Wireless Telecommunication Services	9/27/2019	396,513	439,931	90,961
New BayMark Parent, LLC	Class B Common Units	Health Care Providers & Services	9/30/2026	10,278	-	-
NP/AB Care Holdings, L.P.	Class A Units	Health Care Providers & Services	12/17/2025	939	938,815	1,129,655	(8)
Ntiva Investments, LLC	Class A Common Units	Technology Hardware, Storage & Peripherals	1/24/2022	333,937	61,110	19,828
Ranger Lexipol Holdings, LLC	Class A-1 Units	Commercial Services & Supplies	11/18/2021	437	359,487	566,077
Ranger Lexipol Holdings, LLC	Class B Units	Commercial Services & Supplies	11/18/2021	434	77,470	42,897
REP AOM Holdings, LLC	Class A Units	Pharmaceuticals	2/15/2022	290,393	-	1,443
REP Coinvest III AGP Blocker, L.P.	Earn Out	Health Care Providers & Services	10/14/2021	32,293	-	5,748
REP COINVEST III OMNI, L.P.	Units	Air Freight & Logistics	2/4/2021	193,770	53,301	62,006	(17)
REP Coinvest III TEC, L.P.	Class A Units	Professional Services	6/18/2020	167,509	190,658	99,360
REP RO Coinvest IV-A, L.P.	Class A Units	Transportation Infrastructure	12/28/2022	66,441,840	664,418	100,394
RFCN Parent, LP	Class A Units	Health Care Providers & Services	6/18/2021	77	78,284	144,571
SBS Super Holdings, LLC	Class A Voting Units	Health Care Providers & Services	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Health Care Providers & Services	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software	9/30/2022	337,841	953,133	492,144
Stripe, Inc.	Class B Common Stock	Financial Services	5/17/2021	4,158	166,854	291,808
Swyft Parent Holdings LP	Common Units	Software	2/7/2022	4,485	53,048	-
Total U.S. Common Stock					8,234,902	7,671,250

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
France Common Stock — 0.05%
Content Square SAS	Ordinary Shares	Software	11/30/2023	78,527	416,757	395,029	(8)
Total France Common Stock					416,757	395,029

Luxembourg Common Stock — 0.15%
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software	10/18/2024	770,000	843,179	1,119,443	(8)
Total Luxembourg Common Stock					843,179	1,119,443

U.S. Warrants — 0.44%
Alphasense, LLC	Series B Warrants	Capital Markets	6/2/2020	201,972	35,185	3,110,869	(8)
Degreed, Inc.	Series D Warrants	Professional Services	4/11/2021	7,624	-	114
Degreed, Inc.	Common Warrants	Professional Services	8/31/2022	9,374	41,527	3,445
Scylla DB Ltd	Series C-1 Warrants	Technology Hardware, Storage & Peripherals	9/9/2022	239,984	43,880	104,524
Vectra AI, Inc.	Warrants	Software	3/18/2021	35,156	58,190	84,576
Total U.S. Warrants					178,782	3,303,528

United Kingdom Warrants — 0.03%
Global WebIndex Holdings Limited	Warrants	Software	12/30/2020	11,776	159,859	212,037
Total United Kingdom Warrants					159,859	212,037

France Warrants — 0.00%
Content Square SAS	Indemnity Series F Shares Warrants	Software	11/30/2023	2,027	8,561	-	(8)
Total France Warrants					8,561	-

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 5.41%							(8)(11)(18)
AB EQUITY INVESTORS, L.P.	LP Interests			24,113,919	24,113,919	30,065,352
Falcon Co-Investment Partners, L.P.	Units			867,430	867,430	864,763
GHP E AGGREGATOR, LLC	Units			417,813	186,587	1,300,167
GHP-EIP Aggregator, LLC	Common Units			50,957	174,608	-
Greylion Slpstm Holdings LP	Limited Partnership Interests			605,989	605,989	672,129
GTCR A-1 Investors LP	Units			1,100,000	954,354	1,597,974
Magenta Blocker Aggregator LP	Units			821,396	676,978	792,130
Orangewood WWB Co-Invest, L.P.	Units			829,314	723,646	1,710,831
ORCP III TRITON CO-INVESTORS, L.P.	Units			341,592	-	358,536
OSS SPV LP	Units			393,055	381,076	567,228
Palms Co-Investment Partners D, L.P.	Units			261,450	261,450	302,623
QCS Co-Invest Aggregator, L.P.	Units			540,266	540,266	613,495
Run Ventures II CIV-D, L.P.	Units			785,320	785,320	785,320
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units			541	368,990	623,278
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units			32,450	171,840	-
Wavecrest Vincue SPV, L.P.	Limited Partnership Interests			238,385	238,385	238,385
Total U.S. Investment Companies					31,050,838	40,492,211

Canada Investment Companies — 0.05%
GHP SPV-2, L.P.	Units			275,557	275,557	390,112	(8)(11)
Total Canada Investment Companies					275,557	390,112

Total Investments — 270.47%					$2,062,404,128	$2,025,144,877

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 6.18%							(9)(13)(14)
BLACKROCK T FUND INST			3.80%	14,589,872	14,589,872	14,589,872	(15)
State Street Institutional US Government Money Market Fund			3.75%	8,753,121	8,753,121	8,753,121
US BANK MMDA GCTS			3.00%	22,890,956	22,890,956	22,890,956	(15)
Total Cash Equivalents					46,233,949	46,233,949

Cash — 4.41%
US Dollar					33,022,045	33,022,045	(13)
Total Cash					33,022,045	33,022,045
TOTAL CASH AND CASH EQUIVALENTS					$79,255,994	$79,255,994
LIABILITIES IN EXCESS OF OTHER ASSETS — (181.06%)						$(1,355,657,082)
NET ASSETS—100.00%						$748,743,789

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

(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at a benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of September 30, 2026, rates for 1M S, 3M S and 6M S are 3.91%, 4.08%, and 4.27%, respectively. As of September 30, 2026, the P was 7.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2026, the aggregate fair value of these securities was $120,413,276 or 5.69% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2026, the aggregate fair value of these securities was $21,592,137 or 2.88% of the Fund’s net assets.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value (“NAV”) as a practical expedient. Underlying investments are private equity entities generally created to aggregate capital for a single investment, with the exception of AB Equity Investors, L.P., which invests in multiple investments. These investments are generally not redeemable.
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $25,020,097; aggregate gross unrealized depreciation for federal income tax purposes is $62,279,348. Net unrealized depreciation is $37,259,251. As of September 30, 2026, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of September 30, 2026.
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

P - Prime

PIK - Payment-In-Kind

S - SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 254.85%								(1)(2)(3)(4)(12)
U.S. Corporate Debt — 240.45%
1st Lien/Senior Secured Debt — 240.10%
123.Net, LLC	Diversified Telecommunication Services	Term Loan	8.10% (S + 4.25%)	7/19/2029	4,331,058	4,298,072	4,276,920	(15)
123.Net, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.02% (S + 4.25%)	7/19/2029	1,201,297	1,187,540	1,178,502	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	3,176,329	3,143,908	3,176,329	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	12/22/2027	920,245	902,190	920,245	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	6,288,854	6,240,242	6,288,854	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	6,365,603	6,305,145	6,365,603	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	—% (S + 5.25%; 0.75% Floor)	12/22/2027	-	(5,291)	-	(6)(7)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.77% (S + 5.00%; 0.75% Floor)	12/6/2029	431,509	426,979	431,509	(6)(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	1,365,427	1,353,879	1,358,600	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(1,053)	-	(6)(7)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	10,433,409	10,331,728	10,381,242	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	442,625	438,533	440,411	(15)
Admiral Buyer, Inc.	Financial Services	Revolver	—% (S + 5.00%; 0.75% Floor)	12/6/2029	-	(12,942)	(7,008)	(6)(7)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,469,532	3,454,037	3,469,532	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	2,168,458	2,159,710	2,168,458	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/31/2027	-	(1,932)	-	(6)(7)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	3,459,046	3,433,182	3,459,046	(15)
Airwavz Solutions Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	3/31/2027	1,605,954	1,585,483	1,605,954	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	8,300,745	8,232,242	8,176,234	(15)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	450,284	440,032	431,651	(6)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	(19,254)	(6)(7)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	1,321,971	1,310,950	1,302,141	(15)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	6,791,604	5,733,816	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Revolver	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	346,322	345,024	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	1,260,321	1,082,011	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	1,444,963	1,243,170	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 6.75%; 1.00% Floor; 3.50% PIK)	3/31/2026	949,042	817,051	-	(16)
American Physician Partners, LLC	Health Care Providers & Services	Term Loan	— (S + 6.75%; 1.00% Floor; 3.00% PIK)	3/31/2026	2,682,124	2,278,901	-	(16)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	3,287,507	3,254,015	3,287,507	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	5,128,026	5,095,867	5,128,026	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 0.75% Floor)	9/16/2027	2,387,175	2,363,792	2,387,175	(6)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,079,153	2,067,457	2,079,153	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/16/2027	-	(5,099)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,856,499	2,835,579	2,856,499	(15)
AppViewX, Inc.	Software	Term Loan	9.12% (S + 5.25%; 0.75% Floor)	12/24/2031	14,773,116	14,644,550	14,625,385	(15)
AppViewX, Inc.	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	(15,822)	(18,466)	(6)(7)
AppViewX, Inc.	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)
Artifact Bidco, Inc.	Industrial Conglomerates	Term Loan	7.82% (S + 4.15%; 0.50% Floor)	7/28/2031	4,018,743	3,985,135	4,018,743	(15)
Artifact Bidco, Inc.	Industrial Conglomerates	Delayed Draw Term Loan	—% (S + 4.15%; 0.50% Floor)	7/28/2031	-	(3,900)	-	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(3,614)	-	(6)(7)
Artifact Bidco, Inc.	Industrial Conglomerates	Revolver	—% (S + 4.15%; 0.50% Floor)	7/26/2030	-	(1,769)	-	(6)(7)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	3,128,738	3,090,503	3,113,094	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	—% (S + 6.00%; 0.75% Floor)	3/19/2031	-	(12,759)	(5,689)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	7,110,768	7,026,063	7,075,214	(15)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	4/22/2032	12,805,562	12,597,443	12,709,521	(15)
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	4/22/2032	-	(29,012)	-	(6)(7)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	—% (S + 5.50%; 0.75% Floor)	4/22/2032	-	(25,581)	(12,143)	(6)(7)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	873,971	602,258	-	(16)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	753,961	548,638	-	(16)
Blink Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	3/31/2026	611,618	435,555	-	(16)
Bonterra LLC	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	3/5/2032	9,827,394	9,737,678	9,802,825	(15)
Bonterra LLC	Diversified Consumer Services	Delayed Draw Term Loan	8.68% (S + 4.75%; 0.75% Floor)	3/5/2032	1,067,760	1,058,295	1,065,090
Bonterra LLC	Diversified Consumer Services	Revolver	8.43% (S + 4.75%; 0.75% Floor)	3/5/2032	160,164	150,416	157,495	(6)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,225,422	2,202,683	2,225,422	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,014,951	1,000,888	1,014,951	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,050,668	2,019,979	2,050,668	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,901,796	4,855,424	4,901,796	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	951,077	943,136	951,077	(6)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	12/31/2027	-	(3,863)	-	(6)(7)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,863,823	4,813,856	4,863,823	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	4,609,764	4,574,505	4,609,764	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	2,682,258	2,673,580	2,682,258	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	3,770,848	3,753,606	3,770,848	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 5.00%; 1.00% Floor)	12/31/2027	-	(5,263)	-	(6)(7)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	1,448,598	1,433,749	1,426,869	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	5,215,571	5,180,607	5,137,338	(15)
Brightspot Buyer, Inc.	Media	Revolver	—% (S + 6.50%; 0.75% Floor)	11/16/2027	-	(4,572)	(10,204)	(6)(7)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Revolver	9.18% (S + 5.50%; 0.75% Floor)	8/26/2030	380,329	364,745	351,804	(6)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	8/26/2030	810,785	795,237	787,014	(6)(15)
BRP2 HOLD JONQUIL, INC.	Construction & Engineering	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	8/26/2030	15,847,025	15,715,599	15,609,320	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	608,357	600,992	608,357	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	4,558,260	4,529,178	4,558,260	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	117,784	113,976	117,784	(6)
Businessolver.com, Inc.	Professional Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/3/2032	9,108,880	9,104,341	9,063,336	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(3,132)	(3,168)	(6)(7)
Businessolver.com, Inc.	Professional Services	Revolver	—% (S + 4.50%; 0.75% Floor)	12/3/2032	-	(2,790)	(2,822)	(6)(7)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,244,007	3,207,102	3,244,007	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	189,287	184,722	189,287	(6)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	386,986	383,318	386,986	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,414,496	3,374,303	3,414,496	(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	3,443,624	3,408,270	3,443,624	(15)
CallTower, Inc.	Diversified Telecommunication Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	11/30/2028	4,878,514	4,804,521	4,878,514	(15)
CallTower, Inc.	Diversified Telecommunication Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/30/2028	-	(9,179)	-	(6)(7)
Caregiver 2, Inc.	Health Care Providers & Services	Term Loan	10.11% (S + 6.25%; 2.00% Floor)	7/2/2029	5,538,229	5,429,679	5,455,156	(15)
Caregiver 2, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.11% (S + 6.25%; 2.00% Floor)	7/2/2029	1,113,255	1,092,683	1,096,556	(15)
Cerifi, LLC	Banks	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	3/31/2028	15,582,260	15,451,717	15,270,615	(15)
Cerifi, LLC	Banks	Revolver	9.56% (S + 5.75%; 1.00% Floor)	4/1/2027	1,107,792	1,101,382	1,085,636
Choice Health at Home, LLC	Health Care Providers & Services	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	6/30/2028	2,226,255	2,218,761	2,220,690	(15)
Choice Health at Home, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.86% (S + 5.00%; 1.00% Floor)	6/30/2028	2,245,487	2,224,280	2,245,487	(6)(15)
CHV Holdings LLC	Technology Hardware, Storage & Peripherals	Term Loan	12.56% (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	5,416,969	5,322,217	5,416,969	(15)
CHV Holdings LLC	Technology Hardware, Storage & Peripherals	Revolver	— (S + 4.00%; 1.00% Floor; 4.75% PIK)	3/27/2029	-	(20,136)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Health Care Technology	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/7/2031	8,118,968	8,074,113	8,118,968	(15)
Coding Solutions Acquisition, Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(4,977)	-	(6)(7)
Coding Solutions Acquisition, Inc.	Health Care Technology	Revolver	—% (S + 5.00%; 0.75% Floor)	8/7/2031	-	(8,481)	-	(6)(7)
Contruent Intermediate Company	Construction & Engineering	Term Loan	9.50% (S + 5.75%; 0.75% Floor)	11/14/2031	7,433,794	7,324,730	7,322,287	(15)
Contruent Intermediate Company	Construction & Engineering	Delayed Draw Term Loan	—% (S + 5.75%; 0.75% Floor)	11/14/2031	-	-	-	(6)
Contruent Intermediate Company	Construction & Engineering	Revolver	—% (S + 5.75%; 0.75% Floor)	11/14/2031	-	(8,577)	(8,577)	(6)(7)
Coretelligent Intermediate LLC	IT Services	Term Loan	9.69% (S + 5.75%; 1.00% Floor)	10/21/2027	6,891,073	6,858,670	6,512,064	(15)
Coretelligent Intermediate LLC	IT Services	Delayed Draw Term Loan	9.69% (S + 5.75%; 1.00% Floor)	10/21/2027	3,291,912	3,275,385	3,110,857	(15)
Coretelligent Intermediate LLC	IT Services	Revolver	10.86% (S + 5.75%; 1.00% Floor)	10/21/2027	886,495	880,302	816,842	(6)
Coupa Holdings, LLC	Software	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	2/27/2030	10,458,556	10,274,550	10,458,556	(15)
Coupa Holdings, LLC	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	2/27/2030	-	(7,186)	-	(6)(7)
Coupa Holdings, LLC	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	2/27/2029	-	(9,670)	-	(6)(7)
Crewline Buyer, Inc.	IT Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	11/8/2030	13,625,952	13,364,293	13,625,952	(15)
Crewline Buyer, Inc.	IT Services	Revolver	—% (S + 6.75%; 1.00% Floor)	11/8/2030	-	(23,890)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/10/2032	15,103,993	14,967,323	14,990,713	(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Revolver	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(14,236)	(11,800)	(6)(7)(8)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	2/10/2032	-	(20,605)	-	(6)(7)(8)
Datacor, Inc.	Chemicals	Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	18,042,052	17,972,673	18,042,052	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	6,071,492	6,043,081	6,071,492	(15)
Datacor, Inc.	Chemicals	Revolver	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	777,223	775,550	777,223	(6)
Dearborn TopCo, LLC	Software	Revolver	9.71% (S + 6.00%; 1.00% Floor)	5/22/2029	224,013	214,358	221,913	(6)
Dearborn TopCo, LLC	Software	Term Loan	9.82% (S + 6.00%; 1.00% Floor)	5/22/2029	7,409,448	7,312,074	7,390,924	(15)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Term Loan	—% (S + 6.25%; 1.00% Floor)	3/31/2026	2,657,013	1,511,867	539,108	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Revolver	—% (S + 0.00%; 1.00% Floor)	3/31/2026	413,145	233,153	83,827	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 0.00%; 1.00% Floor)	3/31/2026	523,459	120,253	106,210	(5)(16)
Delaware Valley Management Holdings, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 0.00%; 1.00% Floor)	3/31/2026	279,686	165,594	56,748	(5)(16)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/16/2031	15,944,969	15,733,118	15,865,244	(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	—% (S + 4.75%; 0.75% Floor)	12/16/2031	-	(30,775)	(12,049)	(6)(7)
Dispatchtrack, LLC	Air Freight & Logistics	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/17/2026	9,849,936	9,826,103	9,849,936	(15)
Dispatchtrack, LLC	Air Freight & Logistics	Revolver	—% (S + 4.50%; 1.00% Floor)	12/17/2026	-	(643)	-	(6)(7)
DLRdmv, LLC	Automobiles	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	5/7/2032	6,011,044	5,954,839	5,980,989	(15)
DLRdmv, LLC	Automobiles	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(3,666)	-	(6)(7)
DLRdmv, LLC	Automobiles	Revolver	—% (S + 5.25%; 1.00% Floor)	5/7/2032	-	(7,321)	(4,028)	(6)(7)
Dorado Buyer LLC	Software	Term Loan	9.92% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	6,616,320	6,530,161	6,417,830	(15)
Dorado Buyer LLC	Software	Delayed Draw Term Loan	9.95% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	55,870	42,739	43,454	(6)
Dorado Buyer LLC	Software	Revolver	9.92% (S + 2.87%; 1.00% Floor; 3.37% PIK)	2/6/2030	388,359	381,960	369,259	(6)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Term Loan	9.97% (S + 1.00%; 0.75% Floor; 5.25% PIK)	6/26/2030	15,368,998	15,084,703	15,215,308	(15)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(10,098)	(10,088)	(6)(7)
Duetto Research, Inc	Hotels, Restaurants & Leisure	Revolver	—% (S + 1.00%; 0.75% Floor)	6/26/2030	-	(9,474)	(10,088)	(6)(7)
EAGAN PARENT, INC	Professional Services	Term Loan	7.98% (S + 4.25%; 0.50% Floor)	9/8/2032	14,257,773	14,188,899	14,186,484	(15)
EAGAN PARENT, INC	Professional Services	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(8,497)	(8,911)	(6)(7)
EAGAN PARENT, INC	Professional Services	Revolver	—% (S + 4.25%; 0.50% Floor)	9/8/2032	-	(9,071)	(9,505)	(6)(7)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	4,985,995	4,935,335	4,948,600	(15)
EET Buyer, Inc.	Construction & Engineering	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	1,513,574	1,508,380	1,499,384	(6)(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/8/2027	6,648,889	6,605,593	6,599,023	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	—% (S + 5.25%; 0.75% Floor)	11/8/2027	-	(7,937)	(7,775)	(6)(7)
Einstein Parent, Inc.	Software	Revolver	—% (S + 6.50%; 0.75% Floor)	1/22/2031	-	(18,042)	(23,989)	(6)(7)
Einstein Parent, Inc.	Software	Term Loan	10.35% (S + 6.50%; 0.75% Floor)	1/22/2031	10,306,433	10,124,488	10,074,538	(15)
Engage2Excel, Inc.	Professional Services	Term Loan	10.37% (S + 6.50%; 1.00% Floor)	7/2/2029	7,402,603	7,322,463	7,347,083	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Engage2Excel, Inc.	Professional Services	Revolver	11.19% (S + 6.50%; 1.00% Floor)	7/2/2029	429,982	423,029	425,375	(6)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	2,735,931	2,727,746	2,735,931	(15)
Exterro, Inc.	Software	Revolver	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(9,322)	-	(6)(7)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	5,664,034	5,655,770	5,664,034	(15)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	4,393,876	4,357,322	4,393,876	(15)
Exterro, Inc.	Software	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	6/1/2027	-	(5,789)	-	(6)(7)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	6,212,406	6,188,165	6,212,406	(15)
Firebird Midco, Inc	Automobiles	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	7/18/2030	6,756,862	6,688,531	6,672,401	(15)
Firebird Midco, Inc	Automobiles	Revolver	—% (S + 5.00%; 0.75% Floor)	7/18/2030	-	(11,737)	(15,357)	(6)(7)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	8.33% (S + 4.25%; 0.75% Floor; 0.25% PIK)	12/17/2026	13,347,355	13,292,460	13,147,144	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	8.33% (S + 4.25%; 0.75% Floor; 0.25% PIK)	12/17/2026	407,596	407,596	401,482	(15)
FirstDigital Communications, LLC	Diversified Telecommunication Services	Term Loan	—% (S + 0.00%; 0.75% Floor)	12/17/2026	34,453	-	33,937	(15)
FirstEnroll LLC	Insurance	Term Loan	8.46% (S + 4.75%; 1.00% Floor)	9/19/2031	12,499,149	12,318,613	12,374,158	(15)
FirstEnroll LLC	Insurance	Revolver	—% (S + 4.75%; 1.00% Floor)	9/19/2031	-	(10,388)	(7,267)	(6)(7)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	9,462,396	9,410,880	9,462,396	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.5% (S + 4.75%; 0.75% Floor)	10/29/2030	2,058,003	2,050,954	2,058,003	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	8.42% (S + 4.75%; 0.75% Floor)	10/29/2029	259,516	255,552	259,516	(6)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	763,493	758,436	763,493	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.5% (S + 4.75%; 0.75% Floor)	10/29/2030	3,085,874	3,062,613	3,085,874	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Term Loan	9.11% (S + 5.25%; 0.75% Floor)	8/8/2031	10,017,013	9,921,879	9,941,885	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(15,624)	(16,695)	(6)(7)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Revolver	—% (S + 5.25%; 0.75% Floor)	8/8/2031	-	(10,408)	(8,348)	(6)(7)
Fusion Holding, Corp.	Software	Term Loan	9.92% (S + 6.25%; 0.75% Floor)	9/14/2029	16,388,209	16,187,431	15,691,710	(15)
Fusion Holding, Corp.	Software	Revolver	12% (S + 5.25%; 0.75% Floor)	9/15/2027	758,556	747,794	699,940	(6)
Galway Borrower LLC	Insurance	Revolver	8.18% (S + 4.50%; 0.75% Floor)	9/29/2028	77,670	75,220	76,560	(6)
Galway Borrower LLC	Insurance	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/29/2028	3,739,358	3,739,358	3,730,009	(15)
Galway Borrower LLC	Insurance	Delayed Draw Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/29/2028	281,142	280,849	281,142	(6)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	3,811,554	3,745,128	3,744,852
Garnett Station Partners, LLC	Financial Services	Revolver	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	879,589	864,260	864,197
GH PARENT HOLDINGS INC.	Real Estate Management & Development	Delayed Draw Term Loan	8.96% (S + 5.25%; 1.00% Floor)	5/4/2029	6,078,872	6,049,006	6,018,083	(15)
GH PARENT HOLDINGS INC.	Real Estate Management & Development	Delayed Draw Term Loan	8.96% (S + 5.25%; 1.00% Floor)	5/4/2029	179,069	172,050	171,559	(6)(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	14,507,975	14,342,245	14,507,975	(15)
Greenhouse Software, Inc.	Professional Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(6,834)	-	(6)(7)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	12,376,845	12,307,164	12,376,845	(15)
Greenhouse Software, Inc.	Professional Services	Revolver	—% (S + 5.75%; 1.00% Floor)	9/1/2028	-	(5,528)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	10,549,955	10,432,122	10,444,455	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	1,220,305	1,184,017	1,185,439	(6)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	5,331,605	5,284,209	5,278,289	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	6,702,083	6,639,450	6,635,063	(15)
Gryphon-Redwood Acquisition LLC	Software	Term Loan	13.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	4,008,474	3,965,284	3,858,157
Gryphon-Redwood Acquisition LLC	Software	Delayed Draw Term Loan	13.78% (S + 5.00%; 1.00% Floor; 5.00% PIK)	9/18/2028	1,716,063	1,661,876	1,651,711
GS AcquisitionCo, Inc.	Professional Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	9,830,528	9,808,566	9,756,799	(15)
GS AcquisitionCo, Inc.	Professional Services	Revolver	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	259,564	256,862	254,308	(6)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw Term Loan	8.92% (S + 5.25%; 0.75% Floor)	5/25/2028	119,296	118,831	119,296	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/12/2029	5,552,856	5,474,327	5,497,327	(15)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Revolver	10.5% (S + 4.75%; 0.75% Floor)	12/12/2029	18,772	927	4,693	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.45% (S + 4.75%; 0.75% Floor)	12/12/2029	1,867,803	1,851,274	1,849,125	(15)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.48% (S + 4.75%; 0.75% Floor)	12/12/2029	33,908	24,243	24,078	(6)
Heartland PPC Buyer LLC	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/12/2029	610,615	604,713	604,508
HIG Operations Holdings, INC	Insurance	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	6/11/2031	11,043,577	11,043,577	11,043,577	(15)
HireVue, Inc.	Professional Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	5/3/2029	12,675,559	12,469,519	11,503,070	(15)
HireVue, Inc.	Professional Services	Revolver	10.56% (S + 6.75%; 1.00% Floor)	5/3/2029	1,646,176	1,622,780	1,493,905
HITRUST Services, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/15/2032	10,281,308	10,187,278	10,178,495	(15)
HITRUST Services, LLC	Health Care Technology	Revolver	—% (S + 4.50%; 0.75% Floor)	3/14/2031	-	(21,016)	(24,191)	(6)(7)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	3,908,646	3,860,702	3,908,646	(6)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.75%; 1.00% Floor)	10/15/2027	-	(10,904)	-	(6)(7)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	2,537,563	2,521,889	2,537,563	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	1,604,848	1,595,007	1,604,848	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	11.5% (S + 5.75%; 1.00% Floor)	10/15/2027	38,012	36,143	38,012	(6)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	2,385,132	2,367,181	2,385,132	(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.00%; 1.00% Floor)	10/4/2030	-	(8,719)	(5,458)	(6)(7)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	4,664,339	4,584,971	4,621,914	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	10,212,907	10,087,562	10,136,310	(15)
JS Parent, Inc.	Software	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	4/24/2031	5,391,415	5,369,338	5,391,415	(15)
JS Parent, Inc.	Software	Revolver	—% (S + 4.75%; 0.75% Floor)	4/24/2031	-	(2,014)	-	(6)(7)
Juniper Square, Inc.	Financial Services	Term Loan	8.53% (S + 4.75%; 0.75% Floor)	11/6/2031	12,035,566	11,916,280	11,915,210	(15)
Juniper Square, Inc.	Financial Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(11,728)	(12,036)	(6)(7)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	(26,388)	(27,080)	(6)(7)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/6/2031	-	-	-	(6)
Kalkomey Borrower, LLC	Leisure Products	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	6/18/2031	9,040,249	8,923,164	8,949,847	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Kalkomey Borrower, LLC	Leisure Products	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	6/18/2031	-	(10,786)	(9,155)	(6)(7)
Kalkomey Borrower, LLC	Leisure Products	Revolver	—% (S + 5.00%; 1.00% Floor)	6/18/2031	-	(17,272)	(14,647)	(6)(7)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	3/12/2032	10,361,803	10,269,566	10,361,803	(15)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(6,581)	-	(6)(7)
KPA Parent Holdings, Inc	Automobiles	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(9,216)	-	(6)(7)
Krispy Krunchy Foods, L.L.C.	Food Products	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	11/17/2027	4,686,021	4,655,764	4,686,021	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	8,442,703	8,328,138	8,421,596	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	1,806,930	1,759,963	1,806,930	(6)(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.25%; 0.75% Floor)	3/31/2031	-	(19,044)	(4,301)	(6)(7)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	8,221,280	8,145,891	8,200,727	(15)
LeadVenture, Inc.	Automobile Components	Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	19,272,188	18,998,692	19,272,188	(15)
LeadVenture, Inc.	Automobile Components	Delayed Draw Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	1,211,395	1,177,409	1,211,395	(6)
LeadVenture, Inc.	Automobile Components	Revolver	8.57% (S + 4.75%; 0.75% Floor)	6/23/2032	368,009	342,430	368,009	(6)
Level Data, LLC	Software	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	7,468,997	7,402,012	7,394,307	(15)
Level Data, LLC	Software	Delayed Draw Term Loan	—% (S + 5.50%; 0.75% Floor)	3/5/2031	-	(10,411)	(12,023)	(6)(7)
Level Data, LLC	Software	Revolver	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	480,905	473,018	471,888	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	11/24/2031	6,997,646	6,937,083	6,945,163	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	8.85% (S + 5.00%; 0.75% Floor)	11/24/2031	6,429,837	6,367,534	6,369,857	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.00%; 0.75% Floor)	11/24/2031	-	(16,930)	(14,995)	(6)(7)
Lotus HPI Buyer, Inc	Health Care Technology	Term Loan	10.46% (S + 6.25%; 1.00% Floor)	1/21/2030	12,339,679	12,109,751	10,889,767	(15)
Lotus HPI Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	—% (S + 6.25%; 1.00% Floor)	1/21/2030	-	(32,038)	(395,623)	(6)(7)
Lotus HPI Buyer, Inc	Health Care Technology	Revolver	10.23% (S + 6.25%; 1.00% Floor)	1/21/2030	1,883,921	1,851,966	1,662,560
Magaya Corporation	Air Freight & Logistics	Term Loan	9.42% (S + 0.00%; 0.75% Floor; 5.75% PIK)	7/26/2030	3,739,718	3,709,431	3,664,924	(15)
Magaya Corporation	Air Freight & Logistics	Delayed Draw Term Loan	9.42% (S + 0.00%; 0.75% Floor; 5.75% PIK)	7/26/2030	144,290	134,338	107,403	(6)(15)
Magaya Corporation	Air Freight & Logistics	Revolver	11.5% (S + 0.00%; 0.75% Floor; 4.75% PIK)	7/26/2030	682,497	674,985	663,933	(6)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	9/7/2029	6,565,889	6,565,889	6,565,889	(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Revolver	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	-	-	(6)
Mastery Acquisition Corp.	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	9/7/2029	-	(4,158)	-	(6)(7)
Mavenlink, Inc.	Professional Services	Term Loan	9.49% (S + 5.50%; 0.75% Floor)	6/1/2029	12,997,483	12,847,519	12,672,546	(15)
Mavenlink, Inc.	Professional Services	Revolver	9.36% (S + 5.50%; 0.75% Floor)	6/1/2029	1,231,782	1,221,403	1,183,089	(6)
MBS Holdings, Inc.	Diversified Telecommunication Services	Revolver	—% (S + 5.00%; 1.00% Floor)	4/16/2027	-	(4,295)	(2,435)	(6)(7)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	771,363	763,015	769,434	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	820,552	810,903	818,501	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	357,998	355,648	357,103	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	10,047,581	10,000,685	10,022,462	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MedBridge Holdings, LLC	Health Care Technology	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	12/23/2026	11,917,944	11,874,730	11,917,944	(15)
MedBridge Holdings, LLC	Health Care Technology	Revolver	—% (S + 4.50%; 1.00% Floor)	12/23/2026	-	(4,568)	-	(6)(7)
MedBridge Holdings, LLC	Health Care Technology	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	12/23/2026	755,623	752,317	755,623	(15)
MediaLab Solutions, LLC	Health Care Technology	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/11/2031	7,848,102	7,773,416	7,769,621	(15)
MediaLab Solutions, LLC	Health Care Technology	Revolver	—% (S + 5.00%; 0.75% Floor)	8/11/2031	-	(7,206)	(7,698)	(6)(7)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	3,696,202	3,673,387	3,659,240	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	1,526,702	1,510,720	1,511,435	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	9.53% (S + 5.75%; 0.75% Floor)	9/30/2026	126,566	125,593	123,402	(6)
MedMark Services, Inc.	Health Care Providers & Services	Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	4,602,056	4,589,747	3,831,212	(16)
MedMark Services, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	6/11/2027	3,813,418	3,801,678	3,174,670	(16)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Term Loan	8.81% (S + 5.00%; 1.00% Floor)	10/22/2026	7,655,473	7,628,652	7,636,334	(15)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Revolver	—% (S + 5.00%; 1.00% Floor)	10/22/2026	-	(1,680)	(1,701)	(6)(7)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Health Care Technology	Delayed Draw Term Loan	8.81% (S + 5.00%; 1.00% Floor)	10/22/2026	1,300,240	1,295,901	1,296,989	(15)
Mist Holding Co.	Health Care Technology	Term Loan	8.92% (S + 5.25%; 0.75% Floor)	12/23/2030	4,836,131	4,794,218	4,836,131	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	12/23/2030	2,714,386	2,691,793	2,714,386	(15)
Mist Holding Co.	Health Care Technology	Revolver	8.93% (S + 5.25%; 0.75% Floor)	12/23/2030	301,598	291,145	301,598	(6)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/23/2030	-	(11,838)	-	(6)(7)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	1,963,984	1,937,543	1,963,984	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	7,688,974	7,644,888	7,688,974	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	—% (S + 5.75%; 1.00% Floor)	2/15/2029	-	(2,542)	-	(6)(7)
Moon Buyer, Inc.	Software	Revolver	—% (S + 4.75%; 0.75% Floor)	4/21/2031	-	(7,489)	-	(6)(7)
Moon Buyer, Inc.	Software	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	16,090,295	16,012,920	16,090,295	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	564,440	563,375	564,440	(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	6,154,526	6,043,437	6,154,526	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	9.71% (S + 5.75%; 1.00% Floor)	5/1/2031	543,577	498,951	543,577	(6)
Mr. Greens Intermediate, LLC	Food Products	Revolver	9.65% (S + 5.75%; 1.00% Floor)	5/1/2031	537,047	515,420	537,047	(6)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	1,445,480	1,425,377	1,445,480	(15)
MSM Acquisitions, Inc.	Media	Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	8,377,385	8,330,168	6,890,399	(15)
MSM Acquisitions, Inc.	Media	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	3,065,881	3,052,582	2,521,687
MSM Acquisitions, Inc.	Media	Revolver	9.81% (S + 6.00%; 1.00% Floor)	12/9/2026	1,282,363	1,235,703	1,054,744
MSM Acquisitions, Inc.	Media	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.00% Floor)	12/9/2026	375,818	374,481	309,110
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	8,643,618	8,520,616	8,513,964	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	4/9/2029	-	(15,992)	(18,178)	(6)(7)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.49% (S + 5.50%; 1.00% Floor)	4/9/2029	7,633,189	7,590,831	7,518,691	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	596,289	592,870	587,345	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	602,716	591,696	575,485	(6)
MyKaarma Acquisition LLC	Automobiles	Term Loan	8.35% (S + 4.50%; 0.75% Floor)	12/24/2030	8,906,050	8,835,700	8,906,050	(15)
MyKaarma Acquisition LLC	Automobiles	Revolver	—% (S + 4.50%; 0.75% Floor)	12/24/2030	-	(8,918)	-	(6)(7)
Nasuni Corporation	Software	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	9/10/2030	12,575,067	12,414,034	12,417,879	(15)
Nasuni Corporation	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	9/10/2030	-	(30,853)	(32,748)	(6)(7)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,058,980	1,051,993	1,053,686	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	2,015,566	2,002,990	2,005,488	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	3,830,589	3,808,334	3,811,436	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,753,792	1,747,596	1,745,024	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	—% (S + 5.50%; 1.00% Floor)	3/17/2027	-	(3,115)	(3,021)	(6)(7)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	2,197,651	2,183,545	2,186,663	(15)
NC Topco, LLC	Banks	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	9/1/2031	11,321,430	11,230,277	11,321,430	(15)
NC Topco, LLC	Banks	Revolver	—% (S + 4.50%; 0.75% Floor)	9/1/2031	-	(10,524)	-	(6)(7)
NC Topco, LLC	Banks	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/29/2031	-	(13,149)	-	(6)(7)
Netwrix Corporation	Software	Term Loan	8.58% (S + 4.50%; 0.75% Floor)	6/11/2029	12,296,373	12,284,404	12,265,633	(15)
Netwrix Corporation	Software	Revolver	—% (S + 4.50%; 0.75% Floor)	6/11/2029	-	(1,261)	(1,937)	(6)(7)
Netwrix Corporation	Software	Delayed Draw Term Loan	8.32% (S + 4.50%; 0.75% Floor)	6/11/2029	88,028	82,963	88,028	(6)
Netwrix Corporation	Software	Term Loan	8.32% (S + 4.50%; 0.75% Floor)	6/11/2029	203,209	203,209	202,701	(15)
Next Holdco, LLC	Health Care Technology	Term Loan	9.09% (S + 5.25%; 0.75% Floor)	11/12/2030	9,122,623	9,017,001	8,962,977	(15)
Next Holdco, LLC	Health Care Technology	Revolver	—% (S + 5.25%; 0.75% Floor)	11/9/2029	-	(8,673)	(15,637)	(6)(7)
OPOC Acquisition, LLC	Insurance	Revolver	—% (S + 5.00%; 1.00% Floor)	12/20/2030	-	(7,852)	(6,060)	(6)(7)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	8.87% (S + 5.00%; 1.00% Floor)	12/20/2030	181,796	171,219	178,009	(6)
OPOC Acquisition, LLC	Insurance	Term Loan	8.98% (S + 5.00%; 1.00% Floor)	12/20/2030	6,495,580	6,411,326	6,430,624	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	4,981,498	4,981,498	4,981,498	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Revolver	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	-	-	(6)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.32% (S + 5.50%; 1.00% Floor)	8/2/2027	1,355,372	1,355,372	1,355,372	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	191,217	191,217	191,217	(6)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.25%; 1.00% Floor)	8/2/2027	-	(13,834)	-	(6)(7)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	16,333,655	16,170,344	16,170,319	(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	220,924	198,840	198,832	(6)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/7/2032	12,727,998	12,605,577	12,600,718	(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.17% (S + 4.50%; 0.75% Floor)	9/3/2032	255,198	243,003	242,438	(6)
PDI TA Holdings, Inc	Specialty Retail	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	2/3/2031	11,708,397	11,646,648	11,532,771	(15)
PDI TA Holdings, Inc	Specialty Retail	Revolver	9.33% (S + 5.50%; 0.75% Floor)	2/3/2031	691,955	685,062	677,801	(6)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Penn TRGRP Holdings LLC	Capital Markets	Term Loan	11.42% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	7,281,745	7,159,739	6,954,066	(15)
Penn TRGRP Holdings LLC	Capital Markets	Revolver	16.42% (S + 6.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	579,890	565,549	532,444	(6)
Penn TRGRP Holdings LLC	Capital Markets	Delayed Draw Term Loan	11.42% (S + 1.75%; 0.75% Floor; 6.00% PIK)	9/27/2030	571,783	571,783	524,058	(6)(15)
Pharmalogic Holdings Corp	Pharmaceuticals	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	6/21/2030	20,327,514	20,078,854	20,327,514	(15)
Pharmalogic Holdings Corp	Pharmaceuticals	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	6/21/2030	1,386,922	1,340,029	1,386,922	(6)(15)
Pieper Memorial, LLC	Health Care Providers & Services	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	2,030,866	2,012,151	2,030,866	(15)
Pieper Memorial, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	6,860,976	6,799,453	6,860,976	(6)(15)
Pieper Memorial, LLC	Health Care Providers & Services	Term Loan	8.86% (S + 5.00%; 1.00% Floor)	11/2/2028	1,001,946	993,236	1,001,946	(15)
Pieper Memorial, LLC	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(43,806)	-	(6)(7)
Pieper Memorial, LLC	Health Care Providers & Services	Revolver	—% (S + 5.00%; 1.00% Floor)	11/2/2028	-	(9,345)	-	(6)(7)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	5,056,621	5,049,532	4,942,847	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Revolver	11.74% (S + 5.75%; 1.00% Floor)	1/4/2027	210,900	210,892	197,059	(6)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	278,178	278,172	271,919	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	376,826	375,199	368,347	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	333,089	333,094	325,595	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	143,478	143,477	140,250	(15)
Point Quest Group, Inc	Health Care Providers & Services	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/13/2031	17,245,746	17,074,525	17,073,289	(15)
Point Quest Group, Inc	Health Care Providers & Services	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(12,771)	(13,065)	(6)(7)
Point Quest Group, Inc	Health Care Providers & Services	Revolver	—% (S + 4.75%; 0.75% Floor)	11/13/2031	-	(15,326)	(15,678)	(6)(7)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	7,389,346	7,333,022	7,389,346	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	175,695	164,718	175,695	(6)
QualDerm Partners, LLC	Health Care Providers & Services	Term Loan	9.83% (S + 3.25%; 0.75% Floor; 2.75% PIK)	12/8/2028	5,921,121	5,794,258	5,565,853	(15)
QualDerm Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	12.01% (S + 6.00%; 0.75% Floor; 2.75% PIK)	12/8/2028	686,155	655,400	644,985
QualDerm Partners, LLC	Health Care Providers & Services	Revolver	8.05% (S + 4.00%; 0.75% Floor)	12/8/2026	115,220	112,444	108,499	(6)
Quest Analytics Inc.	Health Care Technology	Term Loan	8.11% (S + 4.25%; 0.50% Floor)	11/10/2032	15,505,772	15,429,312	15,428,243	(15)
Quest Analytics Inc.	Health Care Technology	Delayed Draw Term Loan	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(16,817)	(17,227)	(6)(7)
Quest Analytics Inc.	Health Care Technology	Revolver	—% (S + 4.25%; 0.50% Floor)	11/10/2032	-	(13,453)	(13,782)	(6)(7)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.34% (S + 6.50%; 1.00% Floor)	11/12/2030	10,009,937	9,910,917	9,909,838	(15)
Quirch Foods Holdings, LLC	Food Products	Delayed Draw Term Loan	—% (S + 6.50%; 1.00% Floor)	11/12/2030	-	(5,111)	(5,178)	(6)(7)
Race Finco, LLC	Diversified Telecommunication Services	Term Loan	9.55% (S + 5.75%; 1.00% Floor)	8/16/2029	9,178,206	9,074,184	8,994,641	(15)
Race Finco, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.75%; 1.00% Floor)	8/16/2029	-	(7,581)	(12,196)	(6)(7)
Race Finco, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.46% (S + 5.75%; 1.00% Floor)	8/16/2029	5,019,680	4,925,466	4,890,953	(6)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/20/2028	15,134,289	14,994,092	15,134,289	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	—% (S + 4.75%; 0.75% Floor)	11/18/2027	-	(7,745)	-	(6)(7)
RCP Encore Acquisition, Inc.	Health Care Providers & Services	Term Loan	—% (S + 5.00%; 1.00% Floor)	3/31/2026	2,835,239	2,767,781	28,352	(16)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Redwood Family Care Network, Inc.	Health Care Providers & Services	Revolver	—% (S + 5.50%; 1.00% Floor)	6/19/2028	-	(1,116)	-	(6)(7)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/20/2028	10,181,806	10,148,577	10,181,806	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	5,653,186	5,642,393	5,653,186	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	4,238,327	4,216,247	4,238,327	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	5/30/2031	20,862,153	20,729,349	20,809,998	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	—% (S + 4.75%; 1.00% Floor)	5/30/2031	-	(14,505)	(6,128)	(6)(7)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.37% (S + 4.50%; 0.75% Floor)	9/30/2031	6,396,204	6,313,403	6,396,204	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	9/30/2031	-	(13,806)	-	(6)(7)(8)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.37% (S + 4.50%; 0.75% Floor)	3/30/2031	200,508	191,452	200,508	(6)(8)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	19,070,216	18,902,117	19,070,216	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	5,149,152	5,103,897	5,149,152	(15)
Saab Purchaser, Inc.	Banks	Revolver	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(22,823)	-	(6)(7)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	916,717	907,871	916,717	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	—% (S + 4.75%; 0.75% Floor)	11/12/2031	-	(4,239)	-	(6)(7)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	3,931,789	3,885,277	3,931,789	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	1,665,857	1,644,410	1,665,857	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	382,674	379,264	382,674	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	16,974,853	16,752,715	16,974,853	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	3,461,048	3,414,151	3,461,048	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	8.20% (S + 4.50%; 1.00% Floor)	9/15/2028	475,730	454,656	475,730	(6)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	8.72% (S + 5.00%; 0.75% Floor)	8/18/2032	15,480,183	15,331,333	15,325,381	(15)
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	8/18/2032	-	(14,770)	-	(6)(7)
Salisbury House, LLC	Diversified Consumer Services	Revolver	8.71% (S + 5.00%; 0.75% Floor)	8/18/2032	311,264	291,586	290,513	(6)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.39% (S + 5.50%; 1.00% Floor)	6/28/2028	373,690	373,690	373,690	(6)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	4,546,482	4,501,723	3,944,073	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	907,758	901,019	787,480	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	824,492	817,195	715,246
Sapphire Software Buyer, Inc.	Software	Term Loan	8.87% (S + 5.00%; 0.75% Floor)	9/30/2031	14,335,033	14,215,419	14,227,520	(15)
Sapphire Software Buyer, Inc.	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	9/30/2031	-	(14,246)	(12,928)	(6)(7)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	-	(7,113)	(35,250)	(6)(7)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	1,954,456	1,943,742	1,900,708	(15)
Sauce Labs Inc	Software	Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	7,618,444	7,565,991	7,408,937	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.5% PIK)	8/16/2027	865,537	861,623	841,735	(15)
Saviynt, Inc.	Software	Term Loan	9.46% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	20,232,168	20,019,909	20,232,168	(15)
Saviynt, Inc.	Software	Delayed Draw Term Loan	9.46% (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	6,466,329	6,399,672	6,466,329	(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Saviynt, Inc.	Software	Revolver	— (S + 3.00%; 1.00% Floor; 2.75% PIK)	2/18/2030	-	(5,314)	-	(6)(7)
SCA Buyer, LLC	Pharmaceuticals	Term Loan	10.60% (S + 6.50%; 1.00% Floor)	1/20/2027	310,733	309,184	310,733
SCA Buyer, LLC	Pharmaceuticals	Revolver	10.59% (S + 6.50%; 1.00% Floor)	1/20/2027	649,663	643,710	532,009
SCA Buyer, LLC	Pharmaceuticals	Term Loan	10.60% (S + 6.50%; 1.00% Floor)	1/20/2027	3,999,720	3,964,716	3,275,371
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Term Loan	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	10,715,390	10,616,342	10,527,871	(15)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	1,868,963	1,781,462	1,705,429	(6)(15)
SDC Atlas Acquistionco, LLC	Diversified Telecommunication Services	Revolver	8.81% (S + 5.00%; 0.75% Floor)	8/25/2028	622,988	617,334	612,086
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	10.10% (S + 6.00%; 1.00% Floor)	2/6/2031	5,477,782	5,404,974	5,436,699	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	—% (S + 6.00%; 1.00% Floor)	2/6/2031	-	(7,800)	(4,565)	(6)(7)
Securonix, Inc	Software	Term Loan	11.18% (S + 3.50%; 0.75% Floor; 3.75% PIK)	4/5/2029	8,875,915	8,808,544	7,011,972	(15)
Securonix, Inc	Software	Revolver	—% (S + 3.50%; 0.75% Floor)	4/5/2029	-	(10,328)	(323,051)	(6)(7)
Serrano Parent, LLC	Software	Term Loan	10.36% (S + 6.50%; 1.00% Floor)	5/13/2030	21,207,477	20,852,609	20,253,140	(15)
Serrano Parent, LLC	Software	Revolver	—% (S + 6.50%; 1.00% Floor)	5/13/2030	-	(32,928)	(93,869)	(6)(7)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	— (S + 4.25%; 1.00% Floor; 3.00% PIK)	6/22/2026	3,162,179	2,580,446	1,017,526	(16)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	—% (S + 7.50%; 1.00% Floor)	6/22/2026	675,554	550,284	217,380	(16)
Single Digits, Inc.	Technology Hardware, Storage & Peripherals	Revolver	—% (S + 4.25%; 1.00% Floor)	6/22/2026	-	(1,624)	-	(6)(7)(16)
Slipstream IT, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	8/1/2031	6,775,340	6,711,228	6,707,587	(15)
Slipstream IT, LLC	Software	Delayed Draw Term Loan	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(5,280)	(5,660)	(6)(7)
Slipstream IT, LLC	Software	Revolver	—% (S + 4.50%; 0.75% Floor)	8/1/2031	-	(10,550)	(11,321)	(6)(7)
Smile Brands, Inc.	Health Care Providers & Services	Term Loan	9.94% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	1,647,334	1,606,175	1,478,482
Smile Brands, Inc.	Health Care Providers & Services	Revolver	9.93% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	249,904	222,174	222,627	(6)
Smile Brands, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.93% (S + 6.00%; 0.75% Floor; 1.50% PIK)	10/12/2027	500,444	481,414	449,148
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	6/12/2028	5,889,225	5,840,129	5,771,441	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	—% (S + 5.00%; 0.75% Floor)	6/12/2028	-	(4,886)	(11,778)	(6)(7)
Stratus Networks, Inc.	Diversified Telecommunication Services	Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	7,920,781	7,862,257	7,900,979	(15)
Stratus Networks, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	3,960,391	3,931,732	3,950,490	(15)
Stratus Networks, Inc.	Diversified Telecommunication Services	Revolver	—% (S + 4.50%; 1.00% Floor)	12/15/2028	-	(6,676)	(2,475)	(6)(7)
Stratus Networks, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 1.00% Floor)	12/15/2028	830,632	808,449	830,632	(6)(15)
SugarCrm, Inc.	Software	Term Loan	9.26% (S + 5.00%; 1.00% Floor)	7/30/2027	4,268,824	4,254,293	4,247,480	(15)
SugarCrm, Inc.	Software	Revolver	—% (S + 5.00%; 1.00% Floor)	7/30/2027	-	(804)	(1,551)	(6)(7)
SugarCrm, Inc.	Software	Term Loan	9.26% (S + 5.00%; 1.00% Floor)	7/30/2027	566,197	560,390	563,366	(15)
Sundance Group Holdings, Inc.	Software	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	7/2/2029	19,776,067	19,776,067	19,726,627	(15)
Sundance Group Holdings, Inc.	Software	Revolver	8.17% (S + 4.50%; 1.00% Floor)	7/2/2029	508,079	498,366	501,314	(6)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.17% (S + 4.75%; 0.75% Floor)	2/2/2032	15,538,480	15,398,353	15,499,634	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/2/2032	3,567,095	3,526,638	3,567,095	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.40% (S + 4.75%; 0.75% Floor)	2/2/2032	324,281	306,621	319,214	(6)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.06% (S + 4.25%; 1.00% Floor)	8/20/2027	6,203,083	6,177,017	6,203,083	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	—% (S + 4.25%; 1.00% Floor)	8/20/2027	-	(1,213)	-	(6)(7)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	5,625,466	5,611,900	5,611,403	(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Revolver	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	89,530	88,902	88,038	(6)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	4,693,460	4,684,233	4,693,460	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Revolver	9.95% (S + 6.00%; 1.00% Floor)	12/31/2026	328,003	326,303	328,003	(6)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	1,106,729	1,105,513	1,106,729	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	1,682,887	1,680,982	1,682,887	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 6.00%; 1.00% Floor)	12/31/2026	1,671,157	1,671,157	1,671,157	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.02% (S + 6.00%; 1.00% Floor)	12/31/2026	3,134,875	3,122,874	3,134,875	(15)
TMA Buyer LLC	Software	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	11,490,458	11,385,473	11,375,553	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	3,020,625	2,993,359	3,005,522	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	-	(6)
TMA Buyer LLC	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	4/30/2031	-	(10,754)	(12,083)	(6)(7)
ToolWatch Intermediate, LLC	Construction & Engineering	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	7/31/2030	12,899,463	12,741,567	12,834,966	(15)
ToolWatch Intermediate, LLC	Construction & Engineering	Delayed Draw Term Loan	9.34% (S + 5.50%; 0.75% Floor)	7/31/2030	1,228,520	1,228,520	1,222,384	(15)
ToolWatch Intermediate, LLC	Construction & Engineering	Revolver	—% (S + 5.50%; 0.75% Floor)	7/31/2030	-	(14,195)	(6,143)	(6)(7)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	7.58% (S + 3.75%; 1.00% Floor)	8/31/2028	21,954,771	21,898,002	21,954,771	(6)(15)
UFS, LLC	Banks	Term Loan	8.50% (S + 4.75%; 7.50% Floor)	10/14/2031	11,004,383	10,897,460	10,894,339	(15)
UFS, LLC	Banks	Revolver	8.50% (S + 4.75%; 7.50% Floor)	10/14/2031	174,673	167,686	167,686	(6)
Unanet, Inc	Software	Term Loan	9.23% (S + 5.25%; 0.75% Floor)	12/9/2030	12,003,044	11,881,047	11,822,998	(15)
Unanet, Inc	Software	Delayed Draw Term Loan	9.23% (S + 5.25%; 0.75% Floor)	12/9/2030	2,703,844	2,671,372	2,665,939	(6)(15)
Unanet, Inc	Software	Revolver	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(21,554)	(30,954)	(6)(7)
Unanet, Inc	Software	Delayed Draw Term Loan	—% (S + 5.25%; 0.75% Floor)	12/9/2030	-	(3,331)	(5,399)	(6)(7)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	259,792	257,152	259,792	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	300,579	298,387	300,579	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	2,676,518	2,667,244	2,676,518	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	317,555	316,413	317,555	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	680,432	680,432	680,432	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	134,337	133,567	134,337	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2027	470,180	468,696	470,180	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	—% (S + 5.25%; 1.00% Floor)	4/30/2029	-	(938)	-	(6)(7)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/12/2032	14,366,654	14,301,020	14,366,654	(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	—% (S + 4.50%; 0.75% Floor)	3/12/2032	-	(8,536)	-	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.06% (S + 5.00%; 0.75% Floor)	8/25/2031	230,800	223,325	230,800	(6)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.86% (S + 5.00%; 0.75% Floor)	8/25/2031	844,727	831,278	844,727	(6)(15)
UpStack Holdco Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.04% (S + 5.00%; 0.75% Floor)	8/25/2031	6,000,793	5,949,592	6,000,793	(15)
Vectra AI, Inc.	Software	Revolver	—% (S + 5.25%; 1.00% Floor)	3/2/2028	-	(1,720)	(12,001)	(6)(7)
Vectra AI, Inc.	Software	Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	8,575,830	8,539,571	8,490,072	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	1,163,793	1,139,774	1,127,971	(6)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	2,006,737	1,991,140	2,006,737	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.22% (S + 5.50%; 0.75% Floor)	5/24/2028	514,831	510,970	514,831	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	20,877,300	20,748,140	20,877,300	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.21% (S + 5.50%; 0.75% Floor)	5/24/2028	5,799,250	5,771,328	5,799,250	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	—% (S + 5.50%; 0.75% Floor)	5/24/2028	-	(10,059)	-	(6)(7)
Venture Buyer LLC	Professional Services	Term Loan	8.96% (S + 5.25%; 1.00% Floor)	3/1/2030	4,822,021	4,749,302	4,785,856	(15)
Venture Buyer LLC	Professional Services	Delayed Draw Term Loan	9.11% (S + 5.25%; 1.00% Floor)	3/1/2030	175,219	166,964	175,219	(6)
Venture Buyer LLC	Professional Services	Revolver	—% (S + 5.25%; 1.00% Floor)	3/1/2030	-	(10,567)	(5,675)	(6)(7)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	820,058	820,058	820,058	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	15,416,509	15,312,266	15,416,509	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	1,821,742	1,791,648	1,821,742	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	346,767	332,318	346,767	(6)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Revolver	—% (S + 5.50%; 1.00% Floor)	6/11/2029	-	(6,513)	(1,867)	(6)(7)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Term Loan	9.48% (S + 5.50%; 1.00% Floor)	6/11/2031	1,873,375	1,847,254	1,864,008	(15)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	—% (S + 5.50%; 1.00% Floor)	6/11/2031	-	(6,375)	-	(6)(7)
Vhagar Purchaser, LLC	Hotels, Restaurants & Leisure	Term Loan	9.48% (S + 5.50%; 1.00% Floor)	6/11/2031	4,106,912	4,094,576	4,086,378	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	5,653,672	5,585,156	5,625,404	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	5,653,672	5,587,913	5,625,404	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	—% (S + 5.50%; 0.75% Floor)	3/21/2030	-	(14,943)	(7,067)	(6)(7)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	909,600	869,246	909,600	(6)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	1,864,539	1,852,973	1,864,539	(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.36% (S + 4.50%; 1.00% Floor)	10/2/2028	712,389	706,861	712,389	(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	—% (S + 4.50%; 1.00% Floor)	10/2/2028	-	(1,390)	-	(6)(7)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	6,104,825	6,098,682	6,104,825	(15)
Wealth Enhancement Group, LLC	Financial Services	Revolver	—% (S + 4.50%; 1.00% Floor)	10/2/2028	-	-	-	(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	1,330,960	1,329,044	1,330,960	(15)
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Term Loan	10.22% (S + 6.25%; 1.00% Floor)	3/17/2028	11,136,490	11,035,917	10,718,872	(15)
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.17% (S + 6.25%; 1.00% Floor)	3/17/2028	1,490,661	1,482,217	1,434,761

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
West Dermatology Management Holdings, LLC	Health Care Providers & Services	Revolver	10.25% (S + 6.25%; 1.00% Floor)	3/17/2028	1,253,284	1,237,742	1,206,286
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	6,587,022	6,496,584	6,570,554	(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	3,709,627	3,656,811	3,700,353	(15)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Revolver	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	306,657	283,532	301,865	(6)
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	1/17/2030	1,094,924	1,057,481	1,094,924	(6)(15)
Your Part-Time Controller, LLC	Professional Services	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	11/14/2029	12,482,942	12,335,844	12,420,527	(15)
Your Part-Time Controller, LLC	Professional Services	Revolver	—% (S + 4.50%; 1.00% Floor)	11/14/2029	-	(11,256)	(4,805)	(6)(7)
Zendesk, Inc.	Software	Delayed Draw Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	2,179,099	2,169,449	2,179,099	(15)
Zendesk, Inc.	Software	Revolver	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)
Zendesk, Inc.	Software	Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	13,514,769	13,514,769	13,514,769	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	—% (S + 5.00%; 0.75% Floor)	11/22/2028	-	(11,437)	-	(6)(7)
Total U.S. 1st Lien/Senior Secured Debt						1,780,097,169	1,753,574,042

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.35%
Symplr Software, Inc.	Health Care Technology	Term Loan	11.81% (S + 7.87%; 0.75% Floor)	12/22/2028	3,130,634	3,101,516	2,574,947
Total U.S. 2nd Lien/Junior Secured Debt						3,101,516	2,574,947
Total U.S. Corporate Debt						1,783,198,685	1,756,148,989

Canada Corporate Debt — 2.62%
Canadian 1st Lien/Senior Secured Debt — 2.62%
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	9,635,703	9,546,142	9,539,346	(8)(15)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	84,155	64,561	63,012	(6)(8)(15)
Syntax Systems Ltd.	Industrial Conglomerates	Term Loan	8.81% (S + 5.00%; 0.75% Floor)	10/27/2028	8,489,024	8,452,147	8,340,466	(8)(15)
Syntax Systems Ltd.	Industrial Conglomerates	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	10/30/2028	1,182,381	1,178,753	1,161,689	(8)(15)
Total Canadian 1st Lien/Senior Secured Debt						19,241,603	19,104,513
Total Canadian Corporate Debt						19,241,603	19,104,513

Luxembourg Corporate Debt — 1.38%
1st Lien/Senior Secured Debt — 1.38%
SumUp Holdings Luxembourg	Specialty Retail	Delayed Draw Term Loan	9.82% (S + 6.00%; 1.50% Floor)	5/23/2031	10,088,201	10,025,193	10,088,201	(8)(15)
Total Luxembourg 1st Lien/Senior Secured Debt						10,025,193	10,088,201
Total Luxembourg Corporate Debt						10,025,193	10,088,201

United Kingdom Corporate Debt — 2.66%
1st Lien/Senior Secured Debt — 2.66%
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	—% (S + 5.25%; 1.00% Floor)	12/23/2030	-	(24,007)	(11,419)	(6)(7)(8)
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.10% (S + 5.25%; 1.00% Floor)	12/23/2030	19,621,002	19,310,544	19,473,844	(8)(15)
Total United Kingdom 1st Lien/Senior Secured Debt						19,286,537	19,462,425
Total United Kingdom Corporate Debt						19,286,537	19,462,425

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
U.S. Preferred Stock — 1.08%							(18)
Alphasense, LLC	Series C Preferred	Capital Markets	6/1/2021	119,806	369,843	1,062,686	(8)
Avant NewCo Holdings, L.P.	Class A Units	Diversified Telecommunication Services	12/31/2025	375,804	375,804	375,804
Concerto HealthAI Solutions LLC	Series B-1 Preferred	Health Care Providers & Services	12/23/2019	65,614	349,977	266,200
Datarobot, Inc.	Series E	Software	8/31/2019	38,190	289,278	158,120
Datarobot, Inc.	Series F	Software	10/27/2020	6,715	88,248	42,915
Degreed, Inc.	Series C-1 Preferred	Professional Services	6/19/2019	43,819	278,541	232,945
Degreed, Inc.	Series D Preferred	Professional Services	4/30/2021	16,943	278,308	247,248
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	Software	6/23/2022	738	719,791	1,183,155
Ntiva Investments, LLC	Class A Preferred Units	Technology Hardware, Storage & Peripherals	1/24/2022	333,937	272,826	350,966
Phenom People, Inc.	Series C Preferred	Professional Services	1/10/2020	35,055	220,610	631,399
Raken Topco, LP	Class A Preferred Units	Construction & Engineering	8/29/2025	66,435	66,435	66,435	(8)
Swyft Parent Holdings LP	Preferred Units	Software	2/7/2022	850,470	758,389	1,065,958
Symplr Software Intermediate Holdings, Inc.	Series A Preferred Shares	Health Care Technology	11/30/2018	1,196	1,160,531	2,072,936
Vectra AI, Inc.	Series F Preferred	Software	5/28/2021	17,064	131,095	135,355
Total U.S. Preferred Stock					5,359,676	7,892,122

France Preferred Stock — 0.03%							(18)
Content Square SAS	Series F Preferred	Software	11/30/2023	27,976	206,755	236,313	(8)
Total France Preferred Stock					206,755	236,313

U.S. Common Stock — 1.15%							(18)
Advantage AVP Parent Holdings, L.P.	Units	Health Care Providers & Services	9/24/2021	34,492	34,492	30,529
Artemis Investor Holdings, LLC	Class A Units	Leisure Products	1/22/2021	38,551	385,509	386,310	(8)
Brightspot Holdco, LLC	Non-Voting Common Units	Media	11/16/2021	433,207	433,207	354,384
CL Services Acquisition, LLC	Common Units	Commercial Services & Supplies	3/31/2025	405,787	628,970	969,291	(8)
CN CO-INVEST, LP	Units	IT Services	10/31/2023	811,572	811,572	818,894
Coinvest YPTC Blocked Aggregator, L.P.	Class A-1 Units	Professional Services	11/14/2021	138,390	138,390	260,780
Community Based Care Holdings, LP	Senior Common Units	Health Care Providers & Services	1/3/2022	180	179,861	558,708
GSV Medsuite Investments, LLC	Class A Units	Health Care Technology	12/22/2021	86,555	85,705	74,322
GSV Vehlo Investments, LLC	Class A Units	Automobiles	5/20/2022	150,297	150,297	195,689
Leeds FEG Investors, LLC	Class A Units	Diversified Consumer Services	11/20/2017	320	321,309	252,426
Moon Topco, L.P.	Units	Software	4/19/2021	1,772	17,719	66,317
MyKaarma Holdings LP	Class A Common Units	Automobiles	3/18/2022	257,031	257,031	383,519
NEPCORE Parent Holdings LLC	Units	IT Services	10/21/2021	98	97,884	-
Netskope, Inc.	Class B Common Stock	Software	1/27/2020	36,144	686,736	821,553	(9)
Neutral Connect, LLC	Units	Wireless Telecommunication Services	9/27/2019	396,513	439,931	161,369
NP/AB Care Holdings, L.P.	Class A Units	Health Care Providers & Services	12/17/2025	939	938,815	954,467	(8)
Ntiva Investments, LLC	Class A Common Units	Technology Hardware, Storage & Peripherals	1/24/2022	333,937	61,110	45,215
Ranger Lexipol Holdings, LLC	Class A-1 Units	Commercial Services & Supplies	11/18/2021	437	359,487	527,494
Ranger Lexipol Holdings, LLC	Class B Units	Commercial Services & Supplies	11/18/2021	434	77,470	111,563
REP AOM Holdings, LLC	Class A Units	Pharmaceuticals	2/15/2022	290,393	-	1,452
REP Coinvest III AGP Blocker, L.P.	Earn Out	Health Care Providers & Services	10/14/2021	32,293	-	8,073
REP COINVEST III OMNI, L.P.	Units	Air Freight & Logistics	2/4/2021	193,770	53,301	102,698	(17)
REP Coinvest III TEC, L.P.	Class A Units	Professional Services	6/18/2020	167,509	190,658	185,290
REP RO Coinvest IV-A, L.P.	Class A Units	Transportation Infrastructure	12/28/2022	66,441,840	664,418	285,035
RFCN Parent, LP	Class A Units	Health Care Providers & Services	6/18/2021	77	78,284	122,530
SBS Super Holdings, LLC	Class A Voting Units	Health Care Providers & Services	5/12/2023	21	-	-	(5)
SBS Super Holdings, LLC	Class B Non-Voting Units	Health Care Providers & Services	5/12/2023	100	10	-	(5)
Singularity Topco LLC	Common Units	Software	9/30/2022	337,841	953,133	544,686
Stripe, Inc.	Class B Common Stock	Financial Services	5/17/2021	4,158	166,854	171,725
Swyft Parent Holdings LP	Common Units	Software	2/7/2022	4,485	53,048	-
Total U.S. Common Stock					8,265,201	8,394,319

France Common Stock — 0.06%							(18)
Content Square SAS	Ordinary Shares	Software	11/30/2023	78,527	416,757	431,245	(8)
Total France Common Stock					416,757	431,245

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Class/Series	Industry	Initial Acquisition Date (10)	Shares	Cost	Fair Value	Tickmarks
Luxembourg Common Stock — 0.15%							(18)
Astorg VIII Co-Invest Acturis	Limited Partnership Interests	Software	10/18/2024	770,000	843,179	1,113,419	(8)
Total Luxembourg Common Stock					843,179	1,113,419

U.S. Warrants — 0.25%							(18)
Alphasense, LLC	Series B Warrants	Capital Markets	6/2/2020	201,972	35,185	1,509,865	(8)
Degreed, Inc.	Series C-1 Warrants	Professional Services	5/31/2019	26,294	46,823	28,847
Degreed, Inc.	Series D Warrants	Professional Services	4/11/2021	7,624	-	1,932
Degreed, Inc.	Common Warrants	Professional Services	8/31/2022	9,374	41,527	14,369
Scylla DB Ltd	Series C-1 Warrants	Technology Hardware, Storage & Peripherals	9/9/2022	239,984	43,880	144,142
Vectra AI, Inc.	Warrants	Software	3/18/2021	35,156	58,190	121,797
Total U.S. Warrants					225,605	1,820,952

United Kingdom Warrants — 0.04%							(18)
Global WebIndex Holdings Limited	Warrants	Software	12/30/2020	11,776	159,859	281,148
Total United Kingdom Warrants					159,859	281,148

France Warrants — 0.00%							(18)
Content Square SAS	Indemnity Series F Shares Warrants	Software	11/30/2023	2,027	8,561	-	(8)
Total France Warrants					8,561	-

Portfolio Company	Class/Series			Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 4.93%							(8)(18)
AB EQUITY INVESTORS, L.P.	LP Interests			22,615,250	22,615,250	27,595,076	(11)
Falcon Co-Investment Partners, L.P.	Units			849,577	849,577	850,426	(11)
GHP E AGGREGATOR, LLC	Units			417,813	186,588	942,042	(11)
GHP-EIP Aggregator, LLC	Common Units			50,957	174,608	-
Greylion Slpstm Holdings LP	Limited Partnership Interests			605,989	605,989	617,488
GTCR A-1 Investors LP	Units			1,100,000	1,100,000	1,320,000	(11)
Magenta Blocker Aggregator LP	Units			821,396	676,978	977,461	(11)
Orangewood WWB Co-Invest, L.P.	Units			829,314	781,612	1,434,713	(11)
ORCP III TRITON CO-INVESTORS, L.P.	Units			341,592	-	-	(11)
OSS SPV LP	Units			393,055	381,076	581,721	(11)
Palms Co-Investment Partners D, L.P.	Units			261,450	261,450	295,438	(11)
QCS Co-Invest Aggregator, L.P.	Units			529,116	529,116	652,400	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class B Common Units			32,450	171,840	34,397	(11)
SCP-RESONETICS AGGREGATOR I, LLC	Class A Preferred Units			541	368,990	674,112	(11)
Total U.S. Investment Companies					28,703,074	35,975,274

Canada Investment Companies — 0.05%							(18)
GHP SPV-2, L.P.	Units			271,942	271,942	347,542	(8)(11)
Total Canada Investment Companies					271,942	347,542

Total Investments — (254.85%)					1,876,212,627	1,861,296,462

Portfolio Company			Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 11.20%							(13)
BLACKROCK T FUND INST			4.34%	12,327,286	12,327,286	12,327,286	(9)(14)(15)
State Street Institutional US Government Money Market Fund			4.42%	3,077,289	3,077,289	3,077,289	(9)(14)
US BANK MMDA GCTS			3.73%	66,394,741	66,394,741	66,394,741	(9)(14)(15)
Total Cash Equivalents					81,799,316	81,799,316

Cash — 3.29%
US Dollar					24,008,727	24,008,727	(13)
Total Cash					24,008,727	24,008,727
TOTAL CASH AND CASH EQUIVALENTS					105,808,043	105,808,043
LIABILITIES IN EXCESS OF OTHER ASSETS — (169.34%)						$(1,236,755,774)
NET ASSETS—100.00%						$730,348,731

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
(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at a benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of December 31, 2025, rates for 1M S, 3M S and 6M S are 3.69%, 3.65%, and 3.57%, respectively. As of December 31, 2025, the P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
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

P - Prime

PIK - Payment-In-Kind

S - SOFR

See Notes to Consolidated Financial Statements

AB Private Credit Investors Corporation

Notes to Unaudited Consolidated Financial Statements September 30, 2026

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

On September 29, 2017, the Fund completed the initial closing (“Initial Closing”) of its Private Offering after entering into subscription agreements (collectively, the “Subscription Agreements”) with several investors, providing for the private placement of Shares. The total Capital Commitments of investors in the Fund as of September 30, 2026 was $802,024,772 of which 19% or $151,987,120 is unfunded. Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including follow-on investments), for paying the Fund’s expenses, including fees under the Third Amended and Restated Advisory Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The Fund is an investment company under accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. The Fund has prepared the consolidated financial statements and related financial information pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this Quarterly Report all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the unaudited financial information for the interim period presented in this Quarterly Report reflects all normal and recurring adjustments necessary for a fair statement of the periods presented and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and U.S. government securities and investment grade debt instruments maturing within three months of purchase of such instrument by the Fund. Cash consists of demand deposits and money market accounts. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Fund considers all highly liquid investments with original maturities of three months or less and money market funds to be cash equivalents.

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

Interest income includes cash interest, payment-in-kind interest and fees earned in connection with the Fund’s investment activities, including agency, amendment, structuring and prepayment fees.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Fund had certain investments held in eight portfolio companies on non-accrual status, which represented 2.09% and 0.70% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2025, the Fund had certain investments held in six portfolio companies on non-accrual status, which represented 1.57% and 0.49% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively.

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

The Fund has elected to be treated and intends to continue to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Fund is able to maintain its status as a RIC, it intends not to be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders, if any. To qualify for RIC tax treatment, the Fund is required to distribute at least 90% of its investment company taxable income annually, meet diversification and income requirements quarterly, meet gross income requirements annually and file Form 1120-RIC, as provided by the Code. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year (unless an election is made by the Fund to use its own taxable year) and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of September 30, 2026, and December 31, 2025, no accrued excise tax remained payable.

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

For the three months ended September 30, 2026 and 2025, the Fund accrued income taxes of $160,965 and $95,176, respectively. For the nine months ended September 30, 2026 and 2025, the Fund accrued income taxes of $140,701 and $473,255, respectively. As of September 30, 2026 and December 31, 2025 $317,264 and $318,578 of accrued income taxes remained payable, respectively.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return. Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by the Adviser. The Fund may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its Shares. The Fund intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of the Fund’s taxable income earned in a year, the Fund may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Fund’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Fund will be able to declare such distributions in future periods.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

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

On March 26, 2026, Equitable Holdings, Inc. (“Equitable”), the indirect owner of the Adviser, entered into an Agreement and Plan of Merger with Corebridge Financial, Inc. to combine their businesses (the “Merger”). The closing of the Merger may constitute a change of control of the Adviser, which would result in the automatic termination of the Third Amended and Restated Advisory Agreement pursuant to Section 15 of the 1940 Act. At an in-person meeting of the Board of Directors of the Fund (the “Board”) held on May 7, 2026, the Board, including a majority of the independent directors of the Board, approved a new investment advisory agreement with the Adviser (the “Proposed Advisory Agreement”) and recommended that stockholders of the Fund vote to approve the Proposed Advisory Agreement at an annual meeting of stockholders. The Proposed Advisory Agreement is identical in all material respects to the Third Amended and Restated Advisory Agreement, except for its effective and termination dates. At the same meeting, the Board also approved an interim advisory agreement with the Adviser, to be effective only in the event that the change of control occurs prior to stockholder approval of the Proposed Advisory Agreement. At the annual meeting of stockholders held on September 15, 2026, the Fund’s stockholders approved the Proposed Advisory Agreement.

For the three and nine months ended September 30, 2026, the Fund incurred a management fee of $6,191,271 and $18,349,767, respectively. For the three and nine months ended September 30, 2025, the Fund incurred a management fee of $6,096,862 and $17,562,820, respectively. The Adviser waived management fees of $0 and $271,957 for the three and nine months ended September 30, 2026, respectively. No management fees were waived by the Adviser for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, $6,191,271 and $6,362,763, respectively, of accrued management fee remained payable.

The Fund also pays the Adviser an incentive fee that provides the Adviser with a share of the income that the Adviser generates for the Fund. The incentive fee consists of an income-based incentive fee component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee: The income-based incentive fee is calculated and payable quarterly in arrears based on the Fund’s net investment income prior to any deductions with respect to such income-based incentive fees and capital gains incentive fees (“Pre-incentive Fee Net Investment Income” or “PIFNII”) for the quarter, as further described below. PIFNII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues during the fiscal quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) the Fund has entered into with State Street Bank and Trust Company (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee, as well as the capital gains incentive fee (described below), accrued under GAAP). PIFNII also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based incentive fees it received that was based on accrued interest that the Fund never actually received.

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

For the three and nine months ended September 30, 2026, the Fund incurred income-based incentive fees of $3,534,113 and $10,386,190, respectively. For the three and nine months ended September 30, 2025, the Fund incurred income-based incentive fees of $3,635,583 and $10,562,658, respectively. During the three and nine months ended September 30, 2026, the Adviser waived income‑based incentive fees of $0 and $245,475, respectively. No incentive fees were waived during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, $3,392,524 and $3,598,459, respectively, of accrued income-based incentive fees remained payable.

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

While the capital gains fee to be paid is determined above, GAAP requires such fee to be accrued as if the Fund were to be terminated and liquidated at period end in a hypothetical liquidation. There was no capital gains incentive fee under GAAP recognized for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, no capital gains incentive fee remained payable.

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

As of September 30, 2026, the amount of Expense Payments provided by the Adviser since inception is $4,874,139, of which $4,199,150 has been reimbursed. The remainder is no longer subject to reimbursement. The Fund has not received expense support from the Adviser since 2020 and has not made reimbursement payments since 2022.

Transfer Agency Agreement

On September 26, 2017, the Fund and Alliance Bernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS provides transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the three and nine months ended September 30, 2026, the Fund accrued $47,081 and $138,453, respectively, in transfer agent fees. For the three and nine months ended September 30, 2025, the Fund recorded $41,924 and $122,177, respectively, in transfer agent fees. As of September 30, 2026 and December 31, 2025, $47,081 and $44,812, respectively, of accrued transfer agent fees remained payable.

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

	Loan Type	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the nine months ended September 30, 2026
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class A and Class B Units)	Common Stocks	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	Term Loan	539,108	—	—	—	(2,032)	537,076	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	106,210	—	—	—	(401)	105,809	—
Delaware Valley Management Holdings, Inc.	Revolver	83,827	—	—	—	(316)	83,511	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	56,748	—	—	—	(214)	56,534	—
Total Non-Controlled Affiliates		$785,893	$—	$—	$—	$(2,963)	$782,930	$—

	Loan Type	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Nine months ended September 30, 2025
Non-Controlled Affiliates
SBS Super Holdings, LLC (Class A and Class B Units)	Common Stocks	$—	$—	$—	$—	$—	$—	$—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	573,457	—	—	—	(34,664)	538,793	—
Delaware Valley Management Holdings, Inc.	Delayed Draw Term Loan	112,977	—	—	—	(6,829)	106,148	—
Delaware Valley Management Holdings, Inc.	Revolver	89,190	6,111	—	—	(11,523)	83,778	—
Delaware Valley Management Holdings, Inc.	Term Loan	60,364	—	—	—	(3,649)	56,715	—
Total Non-Controlled Affiliates		$835,988	$6,111	$—	$—	$(56,665)	$785,434	$—

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

Borrowings under the 2021 HSBC Credit Facility bear interest at a rate per annum equal to (i) with respect to SOFR Loans, Adjusted Term SOFR (each as defined in the 2021 HSBC Credit Agreement) plus a spread of 2.10% per annum for the applicable Interest Period (as defined in the 2021 HSBC Credit Agreement) and (ii) with respect to Reference Rate Loans (as defined in the 2021 HSBC Credit Agreement), the Reference Rate (as defined in the 2021 HSBC Credit Agreement) in effect from day to day. The Fund will also pay an unused commitment fee of (x) with respect to any day on which the Principal Obligations (as defined in the 2021 HSBC Credit Agreement) are then-currently greater than 66% of the Maximum Commitment (as defined in the 2021 HSBC Credit Agreement), 0.35% per annum, (y) with respect to any day on which the Principal Obligations are then-currently less than or equal to 66% and greater than 33% of the Maximum Commitment, 0.50% per annum and (z) with respect to any day on which the Principal Obligations are then-currently less than or equal to 33% of the Maximum Commitment, 1.00% per annum.

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

As of September 30, 2026, the maximum commitment under the 2021 HSBC Credit Facility was $450,000,000, and the Fund’s facility sublimit was $42,000,000. Proceeds under the 2021 HSBC Credit Agreement may be used for any purpose permitted under the Fund’s organizational documents, including general corporate purposes such as the making of investments. Any amounts borrowed under the 2021 HSBC Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on December 7, 2026. The 2021 HSBC Credit Agreement contains certain customary covenants and events of default, with customary cure and notice provisions. The Fund’s obligations under the 2021 HSBC Credit Agreement are secured by the Capital Commitments and capital contributions.

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

As of September 30, 2026, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $150,000,000. Borrowings under the Synovus Credit Facility bear interest based on SOFR for the relevant interest period, plus a spread of 2.10% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Synovus Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) February 6, 2031 or (ii) upon certain events which result in accelerated maturity under the agreements establishing the Synovus Credit Facility. The availability period with respect to the revolving commitments under the Synovus Credit Facility will terminate on February 6, 2029.

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

As of September 30, 2026, the MUFG Credit Agreement provides for borrowings in an aggregate amount up to $151,250,000. Borrowings under the MUFG Credit Agreement will bear interest based on the term standard overnight financing rate for the relevant interest period or the applicable replacement thereto provided for in the MUFG Credit Agreement, in each case, plus an applicable spread of 2.10% per annum or 2.60% per annum for borrowings utilized for certain purchases. Interest is payable quarterly in arrears. Any amounts borrowed under the MUFG Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) September 19, 2029 or (ii) upon certain other events which result in accelerated maturity under the MUFG Credit Facility. The availability period with respect to the revolving commitments under the MUFG Credit Facility will terminate on October 15, 2026.

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

Scotia Credit Facility

On November 7, 2025, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders and issuing banks party thereto from time to time (the “Scotia Credit Facility” and together with the 2021 HSBC Credit Facility, the Synovus Credit Facility, the Natixis Credit Facility, the MUFG Credit Facility and the NatWest Credit Facility, the “Credit Facilities”). The Fund has entered into a number of amendments to the Scotia Credit Facility through August 17, 2026, the latest details of which are reflected in the notes below.

The Scotia Credit Facility is expected to be guaranteed by certain of the Fund’s domestic subsidiaries that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The Scotia Credit Facility provides for a revolving credit facility in an amount of up to $150,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. The amount available for borrowing under the Scotia Credit Facility is reduced by any standby letters of credit issued through the Scotia Credit Facility. Amounts drawn under the Scotia Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a margin of 1.950% or 2.050% per annum, subject to certain conditions, or (ii) the alternate base rate plus a margin of 0.950% or 1.050% per annum, subject to certain conditions.

The Scotia Credit Facility will mature on November 6, 2026. The maturity date of the Scotia Credit Facility may be extended for one-year terms subject to the consent of the Fund and the Lenders, and in addition may be extended for one year on a committed basis subject only to the consent of the Fund and satisfaction of customary extension conditions.

See Note 10 “Subsequent Events” for additional information on the Scotia Credit Facility.

Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act. The Fund’s outstanding borrowings through the Credit Facilities as of September 30, 2026 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$42,000,000	$—	$42,000,000	$—
Synovus	150,000,000	150,000,000	—	150,000,000
Natixis	325,000,000	266,000,000	59,000,000	266,000,000
MUFG	151,250,000	151,250,000	—	151,250,000
NatWest	75,000,000	69,500,000	5,500,000	69,500,000
Scotia	150,000,000	150,000,000	—	150,000,000
Total	$893,250,000	$786,750,000	$106,500,000	$786,750,000

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
HSBC	$42,000,000	$—	$42,000,000	$—
Synovus	200,000,000	190,000,000	10,000,000	190,000,000
Natixis	325,000,000	235,000,000	90,000,000	235,000,000
MUFG	150,000,000	150,000,000	—	150,000,000
NatWest	75,000,000	75,000,000	—	75,000,000
Scotia	50,000,000	30,000,000	20,000,000	30,000,000
Total	$842,000,000	$680,000,000	$162,000,000	$680,000,000

As of September 30, 2026 and December 31, 2025, deferred financing costs were $3,310,944 and $4,569,276, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

On March 5, 2025, the VI Co-Issuers executed that certain amended and restated indenture by and among the VI Co-Issuers and U.S. Bank Trust Company, National Association (the “Refinancing CLO Transaction”) to redeem all of the outstanding CLO VI Notes issued by the VI Co-Issuers pursuant to that certain original indenture, dated as of August 9, 2019, as amended by that certain First Supplemental Indenture, dated as of April 28, 2022 and that certain Second Supplemental Indenture, dated as of March 8, 2024, with the proceeds from the private placement of new Debt offered by the VI Co-Issuers in the Refinancing CLO Transaction (the

“Refinancing Debt”). The Refinancing Debt is secured by the portfolio of the VI Co-Issuers. The Refinancing Debt consists of: (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months Secured Overnight Financing Rate (“Term SOFR”) plus 1.40% per annum; (ii) $100,000,000 of Class A-1-LR Senior Secured Floating Rate Loans, which bear interest at three-months Term SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at three-months Term SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.00% per annum; and (vi) $18,980,000 of additional Subordinated Notes, which do not bear interest. In addition, $61,320,000 of Subordinated Notes previously issued by the VI Issuer will remain outstanding as of the closing date of the Refinancing CLO Transaction. The Refinancing Debt is scheduled to mature on January 27, 2037.

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

The Adviser serves as collateral manager to the VI Issuer pursuant to the CLO VI Collateral Management Agreement, which was amended and restated on the closing date of the Refinancing CLO Transaction (the “CLO VI Collateral Management Agreement”). For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to receive $0 as any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement.

The CLO VI Transaction was executed through a private placement and the notes offered (the “CLO VI Notes”) that remain outstanding as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Principal Amount	Interest Rate	Carrying Value(1)
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$103,000,000	S + 1.40%	$102,615,660
Class A-1-LR Senior Secured Floating Rate Loan (“Class A-1-LR”)	$100,000,000	S + 1.40%	$99,626,855
Class A-2-RR Senior Secured Floating Rate (“Class A-2-RR”)	$14,000,000	S + 1.60%	$13,947,760
Class B-RR Senior Secured Floating Rate (“Class B-RR”)	$21,000,000	S + 1.70%	$20,921,640
Class C-RR Secured Deferrable Floating Rate Note (“Class C-RR”)	$28,000,000	S + 2.00%	$—	*
Subordinated Notes	$80,300,000	N/A	$—	*

* Class C-RR and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $888,085, respectively, as of September 30, 2026 and are reflected on the consolidated statements of assets and liabilities.

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

CLO XIII

On May 3, 2023, ABPCI Direct Lending Fund CLO XIII LTD (“CLO XIII”), a private company limited by shares incorporated under the laws of Jersey (the “XIII Issuer”), ABPCI Direct Lending Fund CLO XIII LLC, a limited liability company organized under the laws of the State of Delaware (the “XIII Co-Issuer,” and together with the XIII Issuer, the “XIII Co-Issuers”), ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd (the “First Static Subsidiary”) and ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd (the “Second Static Subsidiary” and together with the First Static Subsidiary, the “Static Subsidiaries”, and together with the XIII Co-Issuers, the “XIII Issuer Entities”), each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization (the “CLO XIII Transaction”). The stated reinvestment date was April 27, 2027 and was extended to October 27, 2029 through the first supplemental indenture on October 21, 2025.

The CLO XIII Transaction was executed through a private placement and the notes offered (the “CLO XIII Notes”) that remain outstanding as of September 30, 2026, and December 31, 2025 were as follows:

	September 30, 2026
	Principal Amount	Interest Rate	Carrying Value(1)
Class A Senior Secured Floating Rate Note (“Class A”)	$228,000,000	S + 1.45%	$227,274,413
Class B Senior Secured Floating Rate Note (“Class B”)	$36,000,000	S + 1.80%	$35,885,434
Class C Secured Deferrable Floating Rate Note (“Class C”)	$36,000,000	S + 2.20%	$35,885,434
Class D Secured Deferrable Floating Rate Note (“Class D”)	$28,000,000	S + 3.25%	$—	*
Subordinated Notes	$67,000,000	N/A	$—	*

* Class D and Subordinated Notes are held by the Fund and have been eliminated in consolidation.

(1) Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the CLO XIII Notes totaled $0 and $954,719 respectively, as of September 30, 2026 and are reflected on the consolidated statements of assets and liabilities.

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

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the CLO XIII Notes totaled $0 and $1,186,398 respectively, as of December 31, 2025 and are reflected on the consolidated statements of assets and liabilities.

The CLO XIII indenture provides that the holders of the CLO XIII Notes are to receive quarterly interest payments, in arrears, on the 27th day in January, April, July and October of each year, commencing in October 2023. The CLO XIII Notes will mature on October 27, 2037.

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

As of September 30, 2026 and December 31, 2025, total outstanding borrowings, net of unamortized discount and debt issuance costs, under the Credit Facilities and Notes were $1,322,907,196 and $1,215,640,285, respectively.

See Note 10 “Subsequent Events” for additional information on the Fund’s Collateralized Loan Obligations.

Interest Expense on Borrowings

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Interest and borrowing expenses	$17,664,014	$19,217,402	$51,294,051	$55,292,602
Commitment fees	290,090	112,668	917,686	419,851
Amortization of discount, debt issuance and deferred financing costs	1,213,849	1,138,681	3,306,960	3,587,876
Total	19,167,953	20,468,751	55,518,697	59,300,329
Weighted average interest rate(1)	5.60%	6.73%	5.55%	6.76%
Average outstanding balance	$1,252,192,935	$1,133,185,870	$1,236,040,293	$1,092,904,024

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

The following table summarizes the valuation of the Fund’s investments as of September 30, 2026:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$46,233,949	$—	$—	$46,233,949
Total Cash Equivalents	$46,233,949	$—	$—	$46,233,949

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,960,205,043	$1,960,205,043
2nd Lien/Junior Secured Debt	—	—	2,465,374	2,465,374
Preferred Stock	—	—	8,890,850	8,890,850
Common Stocks and LP Interests	630,351	62,006	7,588,272	8,280,629
Warrants	—	—	3,515,565	3,515,565
Total	$630,351	$62,006	$1,982,665,104	$1,983,357,461
Investments valued at NAV as a practical expedient#				41,787,416
Total investments#	$630,351	$62,006	$1,982,665,104	$2,025,144,877

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

The following is a reconciliation of Level 3 Assets for the nine months ended September 30, 2026:

	1st Lien/Senior Secured Debt	2nd Lien/ Junior Secured Debt	Preferred Stock	Common Stocks and LP Interests	Warrants	Total
Balance as of January 1, 2026	$1,802,229,181	$2,574,947	$8,128,435	$9,632,220	$2,102,100	$1,824,666,883
Purchases (including PIK)	330,712,623	—	2,154,032	—	—	332,866,655
Sales and principal payments	(152,175,776)	—	—	—	—	(152,175,776)
Realized Gain (Loss)	(1,606,852)	—	—	—	(46,823)	(1,653,675)
Net Amortization of Premium/Discount	4,824,275	7,654	—	—	—	4,831,929
Transfers Out	—	—	—	(1,436,382)	—	(1,436,382)
Net Change in Unrealized Appreciation (Depreciation)	(23,778,408)	(117,227)	(1,391,617)	(607,566)	1,460,288	(24,434,530)
Balance as of September 30, 2026	$1,960,205,043	$2,465,374	$8,890,850	$7,588,272	$3,515,565	$1,982,665,104
Change in Unrealized Appreciation (Depreciation) for Investments Still Held	$(24,593,069)	$(117,228)	$(1,391,617)	$(577,267)	$1,442,312	(25,236,869)

For the nine months ended September 30, 2026, there were no transfers into Level 3. For the nine months ended September 30, 2026, there were transfers out of Level 3 of $617,488 as these positions are now valued using their net asset values as a practical expedient and therefore are excluded from Levels 1, 2, or 3.

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

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2026 and December 31, 2025, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of September 30, 2026	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,820,595,024	Market Yield Analysis	Market Yield	8.2% - 24.5% (10.6%)	Decrease
	99,582,116	Recent Purchase	Purchase Price	N/A	N/A
	29,931,738	Market Approach	EBITDA Multiple	0.7x - 8.0x (6.2x)	Increase
	8,525,079	Market Approach	Revenue Multiple	0.3x - 0.6x (0.3x)	Increase
	759,871	Liquidation Value	Asset Value	N/A	N/A
	782,930	Recent Transaction	Transaction Price	N/A	N/A
	28,285	Liquidation Value	Recovery Rate	1.0%	Increase
2nd Lien/Junior Secured Debt	2,465,374	Market Yield Analysis	Market Yield	22.8%	Decrease
Common Stocks and LP Interests	5,138,179	Market Approach	EBITDA Multiple	6.5x - 19.5x (14.6x)	Increase
	1,390,835	Market Approach	Revenue Multiple	5.0x - 21.8x (9.7x)	Increase
	566,077	Market Yield Analysis	Market Yield	14.8%	Decrease
	395,029	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
	90,961	Market Approach	NCF Multiple	13.7x	Increase
	7,191	Expected Repayment	Escrow Valuation	N/A	N/A
Preferred Stock	4,106,558	Market Approach	EBITDA Multiple	7.0x - 18.8x (11.4x)	Increase
	3,479,508	Market Approach	Revenue Multiple	2.0x - 12.3x (9.0x)	Increase
	1,088,317	Market Yield Analysis	Market Yield	22.3%	Decrease
	216,467	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
Warrants	3,515,565	Market Approach	Revenue Multiple	3.0x - 12.3x (11.5x)	Increase
Total Assets	1,982,665,104

(1)
Weighted averages are calculated based on fair value of investments.

	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$1,684,703,626	Market Yield Analysis	Market Yield	7.4% - 20.0% (9.2%)	Decrease
	93,576,469	Recent Purchase	Purchase Price	N/A	N/A
	21,899,935	Market Approach	EBITDA Multiple	6.5x - 13.9x (9.1x)	Increase
	1,263,258	Liquidation Value	Recovery Rate	1.0% - 32.2% (31.5%)	Increase
	785,893	Recent Transaction	Transaction Price	N/A	N/A
2nd Lien/Junior Secured Debt	2,574,947	Market Yield Analysis	Market Yield	20.8%	Decrease
Common Stocks and LP Interests	6,027,489	Market Approach	EBITDA Multiple	6.8x - 24.3x (15.1x)	Increase
	1,520,631	Market Approach	Revenue Multiple	6.0x - 21.0x (9.4x)	Increase
	954,467	Recent Purchase	Purchase Price	N/A	N/A
	527,494	Market Yield Analysis	Market Yield	13.6%	Decrease
	431,245	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
	161,369	Market Approach	NCF Multiple	15.7x	Increase
	9,525	Expected Repayment	Escrow Valuation	N/A	N/A
Preferred Stock	2,843,303	Market Approach	Revenue Multiple	3.0x - 8.0x (6.5x)	Increase
	2,624,917	Market Approach	EBITDA Multiple	10.5x - 23.0x (17.2x)	Increase
	2,423,902	Market Yield Analysis	Market Yield	17.4% - 26.8% (25.4%)	Decrease
	236,313	Discounted transaction price	Illiquidity Discount	20.0%	Decrease
Warrants	2,102,100	Market Approach	Revenue Multiple	4.5x - 8.0x (7.6x)	Increase
Total Assets	$1,824,666,883

(1)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Fund’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2026 and the level of each financial liability within the fair value hierarchy.

	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Class A-1-RR Senior Secured Floating Rate Note (“Class A-1-RR”)	$102,615,660	$103,772,500	$—	$—	$103,772,500
Class A-1-LR Senior Secured Floating Rate Loan (“Class A-1-LR”)	99,626,855	100,750,000	—	—	100,750,000
Class A-2-RR Senior Secured Floating Rate Note (“Class A-2-RR”)	13,947,760	14,140,000	—	—	14,140,000
Class B-RR Senior Secured Floating Rate Note (“Class B-RR”)	20,921,640	21,105,000	—	—	21,105,000
CLO XIII Class A Senior Secured Floating Rate Note (“Class A”)	227,274,413	230,280,000	—	—	230,280,000
CLO XIII Class B Senior Secured Floating Rate Note (“Class B”)	35,885,434	36,270,000	—	—	36,270,000
CLO XIII Class C Secured Deferrable Floating Rate Note (“Class C”)	35,885,434	36,630,000	—	—	36,630,000
Total	$536,157,196	$542,947,500	$—	$—	$542,947,500

(1)
Carrying value is net of unamortized discount and debt issuance costs. Unamortized discount and debt issuance costs associated with the Notes totaled $0 and $1,842,804, respectively as of September 30, 2026 and are reflected on the consolidated statements of assets and liabilities.

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

6. Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of September 30, 2026 and December 31, 2025 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of September 30, 2026 and December 31, 2025:

			9/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
123.Net, LLC	Delayed Draw Term Loan	7/19/2026	-	-	622,304	(7,779)
AAH Topco, LLC	Delayed Draw Term Loan	3/31/2027	715,300	-	2,298,207	-
AAH Topco, LLC	Revolver	12/22/2027	787,273	-	787,273	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	2/7/2027	-	-	533,691	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	2/8/2027	257,534	-	257,534	-
Admiral Buyer, Inc.	Revolver	12/6/2029	1,401,522	(7,008)	1,401,522	(7,008)
Airwavz Solutions Inc.	Revolver	3/31/2027	434,778	-	434,778	-
Airwavz Solutions Inc.	Delayed Draw Term Loan	12/31/2026	21,131	-	1,775,001	-
AmercareRoyal, LLC	Revolver	9/10/2030	1,356,841	(10,176)	791,878	(11,878)
AmercareRoyal, LLC	Delayed Draw Term Loan	9/10/2026	-	-	1,925,351	(19,254)
Amivie Acquisition, Inc.	Delayed Draw Term Loan	7/23/2027	-	-	158,346	-
Amivie Acquisition, Inc.	Revolver	9/16/2027	863,813	(2,160)	863,813	-
Amivie Acquisition, Inc.	Delayed Draw Term Loan	5/5/2027	3,438,375	(8,596)	-	-
AppViewX, Inc.	Revolver	12/24/2031	1,846,640	(50,783)	1,846,640	(18,466)
AppViewX, Inc.	Delayed Draw Term Loan	3/31/2027	1,908,194	(33,393)	1,908,194	-
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/26/2027	983,608	-	983,608	-
Artifact Bidco, Inc.	Revolver	7/26/2030	477,753	-	477,753	-
Artifact Bidco, Inc.	Revolver	7/26/2030	233,786	-	233,786	-
Azara Healthcare, LLC	Delayed Draw Term Loan	5/15/2028	5,753,780	(43,153)	-	-
Azara Healthcare, LLC	Revolver	5/13/2032	1,816,983	(27,255)	-	-
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,137,723	(25,599)	1,137,723	(5,689)
Bastille Buyer, Inc	Revolver	4/30/2032	1,601,384	(20,017)	-	-
Bastille Buyer, Inc	Delayed Draw Term Loan	4/30/2029	6,405,536	(32,028)	-	-
BHG Holdings, LLC	Delayed Draw Term Loan	4/22/2027	3,667,902	(9,170)	3,667,902	-
BHG Holdings, LLC	Revolver	4/22/2032	1,619,055	(28,333)	1,619,055	(12,143)
Bluewave Technology Group, LLC	Delayed Draw Term Loan	10/2/2028	5,866,983	(58,670)	-	-
Bluewave Technology Group, LLC	Revolver	9/30/2031	434,591	(4,346)	-	-

			9/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Bonterra LLC	Revolver	3/5/2032	726,077	(7,261)	907,596	(2,269)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/3/2026	-	-	961,130	-
Bridgepointe Technologies, LLC	Revolver	12/31/2027	-	-	777,494	-
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/3/2026	-	-	10,053	-
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/17/2028	4,354,052	(10,885)	-	-
Bridgepointe Technologies, LLC	Revolver	4/18/2033	1,769,307	(13,270)	-	-
Bridgeway Benefit Technologies Acquisition LLC	Revolver	9/30/2032	2,847,832	(28,478)	-	-
Brightspot Buyer, Inc.	Revolver	11/16/2027	680,292	(10,204)	680,292	(10,204)
BRP2 HOLD JONQUIL, INC.	Revolver	8/26/2030	1,457,926	(138,503)	1,521,314	(22,820)
BRP2 HOLD JONQUIL, INC.	Delayed Draw Term Loan	8/26/2026	-	-	2,358,620	(17,690)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	588,923	(1,472)	471,138	-
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	1,267,138	(22,175)	1,267,138	(3,168)
Businessolver.com, Inc.	Revolver	12/3/2032	564,347	(11,287)	564,347	(2,822)
BV EMS Buyer, Inc	Revolver	11/23/2027	336,510	-	231,350	-
CallTower, Inc.	Revolver	11/30/2028	-	-	622,259	-
Choice Health at Home, LLC	Delayed Draw Term Loan	10/23/2026	-	-	878,578	-
CHV Holdings LLC	Revolver	3/31/2027	1,241,546	(83,804)	1,241,546	-
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	12/31/2026	312,991	-	312,991	-
Coding Solutions Acquisition, Inc.	Revolver	8/7/2031	703,351	(3,517)	703,351	-
Contruent Intermediate Company	Delayed Draw Term Loan	11/12/2027	292,388	(7,310)	857,745	-
Contruent Intermediate Company	Revolver	11/14/2031	571,830	(14,296)	571,830	(8,577)
Coretelligent Intermediate LLC	Revolver	10/21/2027	379,926	(41,792)	379,926	(20,896)
Coupa Holdings, LLC	Delayed Draw Term Loan	6/3/2027	-	-	948,020	-
Coupa Holdings, LLC	Revolver	2/27/2029	241,963	-	725,890	-
Crewline Buyer, Inc.	Revolver	11/8/2030	1,366,496	(37,579)	1,366,496	-
DA Blocker Corp.	Revolver	2/10/2032	1,573,333	(15,733)	1,573,333	(11,800)
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	4,719,998	-	4,719,998	-
Datacor, Inc.	Delayed Draw Term Loan	3/10/2028	1,545,590	(7,728)	-	-
Datacor, Inc.	Revolver	3/11/2030	2,031,336	(10,157)	1,692,780	-
Dearborn TopCo, LLC	Revolver	5/22/2029	504,030	(5,040)	616,037	(1,540)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	2,409,819	(30,123)	2,409,819	(12,049)
Dispatchtrack, LLC	Revolver	12/17/2026	-	-	301,930	-
DLRdmv, LLC	Delayed Draw Term Loan	5/7/2027	805,500	-	805,500	-
DLRdmv, LLC	Revolver	5/7/2032	805,500	-	805,500	(4,027)
Dorado Buyer LLC	Revolver	2/6/2030	248,309	(8,070)	248,308	(7,449)
Dorado Buyer LLC	Delayed Draw Term Loan	2/6/2026	-	-	2,427,222	(12,136)
Duetto Research, Inc	Delayed Draw Term Loan	6/26/2026	-	-	2,017,640	(10,088)
Duetto Research, Inc	Revolver	6/26/2030	1,008,820	(27,743)	1,008,820	(10,088)
EAGAN PARENT, INC	Delayed Draw Term Loan	9/10/2027	3,564,443	(35,644)	3,564,443	(8,911)

			9/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
EAGAN PARENT, INC	Revolver	9/8/2032	1,901,036	(23,763)	1,901,036	(9,505)
EET Buyer, Inc.	Delayed Draw Term Loan	1/29/2027	-	-	378,394	(2,838)
EET Buyer, Inc.	Revolver	11/8/2029	1,036,629	(7,775)	1,036,629	(7,775)
EET Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	1,143,198	-	-	-
Einstein Parent, Inc.	Revolver	1/22/2031	1,066,183	(18,658)	1,066,183	(23,989)
Engage2Excel, Inc.	Revolver	7/2/2029	184,278	(2,764)	184,278	(1,382)
ESO Solutions, Inc.	Revolver	9/29/2031	2,078,280	(41,566)	-	-
Exterro, Inc.	Revolver	6/1/2027	1,107,844	(16,618)	1,107,844	-
Exterro, Inc.	Delayed Draw Term Loan	9/10/2026	-	-	1,408,670	-
Firebird Midco, Inc	Revolver	7/18/2030	737,112	(11,057)	1,228,520	(15,356)
FirstEnroll LLC	Revolver	9/19/2031	726,695	(16,351)	726,695	(7,267)
Foundation Risk Partners, Corp.	Revolver	10/29/2029	648,789	-	778,547	-
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/6/2027	2,732,923	(20,497)	3,339,004	(16,695)
Fullsteam Operations, LLC	Revolver	8/8/2031	1,113,001	(11,130)	1,113,001	(8,348)
Fusion Holding, Corp.	Revolver	9/15/2028	1,379,193	(68,960)	620,637	(26,377)
Galway Borrower LLC	Revolver	9/29/2028	-	-	366,401	(916)
Galway Borrower LLC	Delayed Draw Term Loan	2/6/2026	-	-	1,095,753	-
Garnett Station Partners, LLC	Revolver	12/21/2029	879,589	(15,393)	-	-
GH Parent Holdings Inc.	Delayed Draw Term Loan	4/23/2027	420,986	(4,210)	1,323,099	(6,615)
Greenhouse Software, Inc.	Revolver	9/1/2028	604,499	(6,045)	604,499	-
Greenhouse Software, Inc.	Revolver	9/1/2028	1,232,251	(12,323)	1,232,251	-
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	7/2/2027	-	-	5,752,865	(28,764)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	1/2/2028	4,897,981	(12,245)	-	-
GS AcquisitionCo, Inc.	Revolver	5/25/2028	504	(52)	441,259	(3,309)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	-	-	201,810	-
Heartland PPC Buyer LLC	Revolver	12/12/2029	882,287	(13,234)	1,389,132	(13,891)
Heartland PPC Buyer LLC	Delayed Draw Term Loan	11/12/2027	1,932,086	(19,321)	1,932,086	(9,660)
HireVue, Inc.	Delayed Draw Term Loan	1/29/2027	928,639	(97,507)	-	-
HITRUST Services, LLC	Revolver	3/14/2031	2,419,131	(12,096)	2,419,131	(24,191)
Honor HN Buyer, Inc.	Delayed Draw Term Loan	5/18/2026	-	-	2,330,767	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2026	-	-	3,638,803	-
Honor HN Buyer, Inc.	Revolver	10/15/2027	304,093	-	266,081	-
Hunter Communications & Technologies LLC	Delayed Draw Term Loan	3/31/2028	2,754,381	(13,772)	-	-
Hunter Communications & Technologies LLC	Revolver	3/31/2032	400,346	(4,003)	-	-
Hyscaleix Data Centers Holdings LLC	Revolver	1/29/2031	805,233	(10,065)	-	-
Joink, LLC	Revolver	10/4/2030	-	-	727,761	(5,458)

			9/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Joink, LLC	Delayed Draw Term Loan	4/2/2027	1,637,461	(28,656)	3,820,743	(19,104)
JS Parent, Inc.	Revolver	4/24/2031	528,354	-	528,354	-
Juniper Square, Inc.	Revolver	11/6/2031	1,203,557	(6,018)	1,203,557	(12,036)
Juniper Square, Inc.	Delayed Draw Term Loan	11/8/2027	4,212,448	-	5,416,005	(27,080)
Juniper Square, Inc.	Delayed Draw Term Loan	11/6/2028	3,305,506	-	3,610,670	-
Kalkomey Borrower, LLC	Delayed Draw Term Loan	6/18/2026	-	-	1,830,937	(9,155)
Kalkomey Borrower, LLC	Revolver	6/18/2031	1,464,749	(14,647)	1,464,749	(14,647)
KPA Parent Holdings, Inc	Delayed Draw Term Loan	3/15/2027	1,368,942	(6,845)	1,480,258	-
KPA Parent Holdings, Inc	Revolver	3/12/2032	1,036,180	(10,362)	1,036,180	-
Labvantage Solutions Inc.	Revolver	11/23/2030	1,522,509	-	1,522,509	(11,419)
Last Dance Intermediate I(c), LLC	Delayed Draw Term Loan	6/30/2027	-	-	4,861,503	-
Last Dance Intermediate I(c), LLC	Revolver	3/31/2031	1,720,521	-	1,720,521	(4,301)
Last Dance Intermediate I(c), LLC	Delayed Draw Term Loan	1/31/2028	1,396,553	(13,966)	-	-
LeadVenture, Inc.	Delayed Draw Term Loan	6/23/2027	1,891,568	(66,205)	2,465,662	-
LeadVenture, Inc.	Revolver	6/23/2032	1,411,865	(52,945)	1,472,037	-
Level Data, LLC	Delayed Draw Term Loan	3/5/2027	2,404,526	(42,079)	2,404,526	(12,023)
Level Data, LLC	Revolver	3/5/2031	541,018	(12,173)	420,792	(4,208)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	2/7/2028	5,802,283	-	-	-
Lightspeed Buyer, Inc.	Revolver	2/6/2032	1,121,775	-	-	-
LivTech Purchaser, Inc.	Delayed Draw Term Loan	11/23/2026	-	-	1,567,473	(11,756)
LivTech Purchaser, Inc.	Revolver	11/24/2031	1,999,327	(39,987)	1,999,327	(14,995)
Lotus HPI Buyer, Inc	Revolver	1/21/2030	1,004,758	(118,059)	-	-
Lotus HPI Buyer, Inc	Delayed Draw Term Loan	1/19/2026	-	-	3,767,841	(395,623)
Magaya Corporation	Delayed Draw Term Loan	7/24/2026	-	-	2,314,841	(34,723)
Magaya Corporation	Revolver	7/26/2030	159,708	(4,392)	245,704	(4,914)
Mastery Acquisition Corp.	Revolver	9/7/2029	851,781	-	851,781	-
Mastery Acquisition Corp.	Delayed Draw Term Loan	4/30/2026	-	-	802,394	-
Mavenlink, Inc.	Revolver	6/1/2029	715,926	(23,268)	715,926	(17,898)
MBS Holdings, Inc.	Revolver	4/16/2027	506,568	-	974,169	(2,435)
MedBridge Holdings, LLC	Revolver	12/23/2026	-	-	1,376,227	-
MediaLab Solutions, LLC	Revolver	8/11/2031	-	-	769,796	(7,698)
Medical Management Resource Group, L.L.C.	Revolver	11/30/2026	291,102	(728)	189,849	(1,898)
Medsuite Purchaser, LLC (FKA Millin Purchaser, LLC)	Revolver	1/22/2027	680,400	-	680,400	(1,701)
Mist Holding Co.	Revolver	12/23/2030	1,206,394	-	904,795	-
Mist Holding Co.	Delayed Draw Term Loan	8/12/2028	2,547,120	-	2,547,120	-
MMP Intermediate, LLC	Revolver	2/15/2029	552,880	-	552,880	-

			9/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Momentus Technologies, LLC	Revolver	4/30/2029	229,387	(4,588)	229,387	-
Moon Buyer, Inc.	Revolver	4/21/2031	1,779,259	(13,344)	1,779,259	-
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	8/2/2027	1,230,919	-	2,083,094	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2031	1,342,616	-	805,570	-
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	8/2/2027	675,992	-	-	-
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/8/2026	-	-	1,211,850	(18,178)
MSP Global Holdings, Inc.	Revolver	4/9/2029	1,512,841	(18,911)	1,212,693	(18,190)
MyKaarma Acquisition LLC	Revolver	12/24/2030	1,188,307	(5,942)	1,188,307	-
Nasuni Corporation	Revolver	9/10/2030	1,571,883	(3,930)	2,619,806	(32,748)
Navigate360, LLC	Revolver	3/17/2028	604,235	(28,701)	604,235	(3,021)
NC Topco, LLC	Revolver	9/1/2031	1,291,959	-	1,291,959	-
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	-	-	3,229,897	-
Netwrix Corporation	Revolver	6/11/2029	774,755	(32,927)	774,755	(1,937)
Netwrix Corporation	Delayed Draw Term Loan	12/16/2026	735,566	(27,584)	735,566	-
Next Holdco, LLC	Revolver	11/9/2029	893,559	(22,339)	893,559	(15,637)
OPOC Acquisition, LLC	Revolver	12/20/2030	605,987	-	605,987	(6,060)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/21/2026	1,036,239	-	1,333,172	(3,333)
Pace Health Companies, LLC	Revolver	8/2/2027	616,682	-	616,682	-
Pace Health Companies, LLC	Delayed Draw Term Loan	6/2/2027	888,879	-	888,879	-
Pace Health Companies, LLC	Delayed Draw Term Loan	6/2/2027	1,708,092	-	1,708,092	-
Pamlico Avant Holdings, L.P.	Revolver	12/31/2032	2,209,241	(11,046)	1,988,317	(19,883)
Patriot Acquireco L.L.C.	Revolver	9/3/2032	1,203,076	(12,031)	1,020,792	(10,208)
PDI TA Holdings, Inc	Revolver	2/3/2031	-	-	251,620	(3,774)
Penn TRGRP Holdings LLC	Revolver	9/27/2030	474,455	(20,164)	474,455	(21,350)
Penn TRGRP Holdings LLC	Delayed Draw Term Loan	9/27/2030	125,983	(5,354)	488,766	(21,994)
Pharmalogic Holdings Corp	Delayed Draw Term Loan	12/31/2026	693,461	(5,201)	5,547,689	-
Pieper Memorial, LLC	Delayed Draw Term Loan	11/4/2027	458,852	(2,294)	458,852	-
Pieper Memorial, LLC	Delayed Draw Term Loan	11/4/2027	9,251,735	-	9,251,740	-
Pieper Memorial, LLC	Revolver	11/2/2028	986,852	(4,934)	986,852	-
Pinnacle Treatment Centers, Inc.	Revolver	1/4/2029	369,074	(17,531)	404,224	(9,095)
Point Quest Group, Inc	Delayed Draw Term Loan	11/15/2027	2,268,077	-	2,612,992	(13,065)
Point Quest Group, Inc	Revolver	11/13/2031	836,157	(6,271)	1,567,795	(15,678)
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	12/31/2026	1,920,795	-	2,541,108	-
Project Potter Buyer, LLC	Delayed Draw Term Loan	10/2/2028	1,159,602	(8,697)	-	-
Project Potter Buyer, LLC	Revolver	9/30/2033	887,423	(13,311)	-	-
QualDerm Partners, LLC	Revolver	12/8/2028	232,435	(2,905)	422,475	(5,281)

			9/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Quest Analytics Inc.	Delayed Draw Term Loan	11/10/2027	6,890,797	(34,454)	6,890,797	(17,227)
Quest Analytics Inc.	Revolver	11/10/2032	2,756,319	(20,672)	2,756,319	(13,782)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	11/12/2027	1,035,511	(2,589)	1,035,511	(5,178)
Race Finco, LLC	Revolver	8/16/2029	609,798	(9,147)	609,798	(12,196)
Race Finco, LLC	Delayed Draw Term Loan	10/30/2026	1,289,918	(12,899)	7,853,011	(78,530)
Ranger Buyer, Inc.	Revolver	11/16/2029	1,199,233	(2,998)	1,199,233	-
Redwood Family Care Network, Inc.	Revolver	6/19/2028	588,705	-	588,705	-
REP TEC Intermediate Holdings, Inc.	Revolver	5/30/2031	2,451,325	(24,513)	2,451,325	(6,128)
RevauAdvanced Underwriting Inc.	Delayed Draw Term Loan	5/7/2027	3,594,544	(35,945)	4,144,298	(20,721)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	1,917,450	-	2,227,866	-
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	742,622	(1,857)	542,114	-
Saab Purchaser, Inc.	Revolver	11/12/2031	2,699,315	(60,735)	2,699,315	-
Saab Purchaser, Inc.	Delayed Draw Term Loan	9/22/2027	118,286	(2,661)	887,146	-
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	-	-	1,354,000	-
Sako and Partners Lower Holdings LLC	Revolver	7/1/2033	580,204	(8,703)	-	-
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	6/30/2028	1,338,932	(10,042)	-	-
Salisbury House, LLC	Delayed Draw Term Loan	8/18/2027	2,241,099	(11,205)	3,112,637	-
Salisbury House, LLC	Revolver	8/18/2032	1,701,575	(8,508)	1,763,828	(17,638)
Salsa Bidco, Inc	Delayed Draw Term Loan	9/5/2028	2,314,414	(17,358)	-	-
Salsa Bidco, Inc	Revolver	9/6/2032	1,565,214	(23,478)	-	-
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	7/1/2026	-	-	156,340	-
Sandstone Care Holdings, LLC	Revolver	6/28/2028	942,276	-	-	-
Sapphire Software Buyer, Inc.	Revolver	9/30/2031	1,723,759	(94,807)	1,723,759	(12,928)
Sauce Labs Inc	Revolver	8/16/2027	1,025,457	(33,327)	1,281,821	(35,250)
Saviynt, Inc.	Revolver	2/18/2030	609,798	-	609,798	-
SDC Atlas Acquistionco, LLC	Delayed Draw Term Loan	8/20/2027	5,980,683	(104,662)	7,475,854	(130,827)
Second Nature Brands, Inc.	Revolver	2/6/2031	608,642	(7,608)	608,642	(4,565)
Securonix, Inc	Revolver	4/5/2029	854,631	(230,750)	1,538,337	(323,051)
Serrano Parent, LLC	Revolver	5/13/2030	1,168,150	(116,815)	2,085,981	(93,869)
Single Digits, Inc.	Revolver	12/31/2026	416,149	-	416,149	-
Slipstream IT, LLC	Delayed Draw Term Loan	8/2/2027	1,132,053	(2,830)	1,132,053	(5,660)
Slipstream IT, LLC	Revolver	8/1/2031	1,132,053	(8,490)	1,132,053	(11,321)
Smile Brands, Inc.	Revolver	7/12/2029	115,826	(22,586)	16,215	(1,662)
Soar Buyer, Inc.	Delayed Draw Term Loan	5/19/2028	8,775,448	(43,877)	-	-
Soar Buyer, Inc.	Revolver	5/20/2032	1,755,090	(21,939)	-	-
Soladoc, LLC	Revolver	6/12/2028	265,015	(5,300)	588,923	(11,778)

			9/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Spectrotel Midco II, LLC	Revolver	9/30/2033	3,543,021	(44,288)	-	-
Spectrotel Midco II, LLC	Delayed Draw Term Loan	10/2/2028	2,362,014	(14,644)	-	-
Stratus Networks, Inc.	Revolver	12/15/2028	990,098	(7,426)	990,098	(2,475)
Stratus Networks, Inc.	Delayed Draw Term Loan	12/23/2026	2,555,790	(6,389)	3,003,053	-
SugarCrm, Inc.	Revolver	7/30/2027	310,244	(1,551)	310,244	(1,551)
Sundance Group Holdings, Inc.	Revolver	7/2/2029	2,640,267	(6,601)	2,197,666	(5,494)
Tau Buyer, LLC	Delayed Draw Term Loan	2/1/2027	-	-	1,837,594	-
Tau Buyer, LLC	Revolver	2/2/2032	1,026,891	(92,420)	1,702,477	(4,256)
Telcor Buyer, Inc.	Revolver	8/20/2027	-	-	290,770	-
Telesoft Holdings, LLC	Revolver	5/31/2027	596,866	(1,492)	507,336	(1,268)
The Center for Orthopedic and Research Excellence, Inc.	Revolver	6/30/2028	34,527	-	362,529	-
TMA Buyer LLC	Delayed Draw Term Loan	4/30/2027	936,394	(4,682)	936,394	-
TMA Buyer LLC	Revolver	4/30/2031	1,208,250	(18,124)	1,208,250	(12,082)
TNO Buyer, LLC	Delayed Draw Term Loan	2/7/2029	6,938,198	(70,770)	-	-
ToolWatch Intermediate, LLC	Revolver	7/31/2030	1,228,520	(6,143)	1,228,520	(6,143)
Towerco IV Holdings, LLC	Delayed Draw Term Loan	9/23/2028	967,427	-	2,277,098	-
UFS, LLC	Revolver	10/10/2031	698,691	(1,747)	524,018	(5,240)
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	1,086,591	(10,866)	1,086,591	(10,866)
Unanet, Inc	Revolver	12/9/2030	2,063,584	(30,954)	2,063,584	(30,954)
Unanet, Inc	Delayed Draw Term Loan	12/9/2026	539,917	(5,399)	539,918	(5,399)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	1,925,180	(48,129)	1,925,180	-
UpStack Holdco Inc.	Revolver	8/25/2031	923,199	(6,924)	692,399	-
UpStack Holdco Inc.	Delayed Draw Term Loan	8/23/2027	1,174,771	(8,811)	1,463,270	-
UpStack Holdco Inc.	Delayed Draw Term Loan	9/4/2028	538,806	(4,041)	-	-
Vectra AI, Inc.	Revolver	3/2/2028	1,200,106	(12,001)	1,200,106	(12,001)
Vectra AI, Inc.	Delayed Draw Term Loan	10/29/2026	2,418,368	(24,184)	2,418,368	(24,184)
Vehlo Purchaser, LLC	Revolver	5/24/2028	1,523,664	(11,427)	1,523,664	-
Venture Buyer LLC	Revolver	3/1/2030	706,174	(3,531)	756,615	(5,675)
Venture Buyer LLC	Delayed Draw Term Loan	3/1/2027	832,277	(4,161)	832,277	-
Veracross LLC	Delayed Draw Term Loan	12/28/2027	-	-	1,772,559	-
Veracross LLC	Revolver	12/28/2027	-	-	1,387,067	-
Veracross LLC	Delayed Draw Term Loan	9/15/2028	2,884,362	(21,633)	-	-
Veracross LLC	Revolver	12/30/2030	1,903,679	(14,278)	-	-
Vhagar Purchaser, LLC	Revolver	6/11/2029	373,356	(5,600)	373,356	(1,867)
Vhagar Purchaser, LLC	Delayed Draw Term Loan	6/5/2027	936,687	-	936,687	-
Visionary Buyer, LLC	Revolver	3/21/2030	1,413,418	(10,601)	1,413,418	(7,067)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/31/2027	2,191,310	(5,478)	7,359,493	-

			9/30/2026		12/31/2025
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Waldo Buyer, LLC	Delayed Draw Term Loan	4/3/2028	3,251,250	(32,512)	-	-
Waldo Buyer, LLC	Revolver	4/1/2033	1,950,750	(19,507)	-	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	-	-	1,039,688	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/30/2027	495,735	-	624,893	-
Wealth Enhancement Group, LLC	Revolver	10/2/2028	623,162	-	623,162	-
Wolverine Seller Holdings, LLC	Revolver	1/17/2030	1,425,401	(7,127)	1,609,949	(4,025)
Wolverine Seller Holdings, LLC	Delayed Draw Term Loan	10/1/2027	3,548,514	-	5,298,794	-
Your Part-Time Controller, LLC	Revolver	11/14/2029	960,980	-	960,980	(4,805)
Zendesk, Inc.	Revolver	11/22/2028	1,372,628	(3,432)	1,372,628	-
Zendesk, Inc.	Delayed Draw Term Loan	5/15/2026	-	-	1,143,721	-
			$327,558,737	$(3,648,126)	$326,912,123	$(2,235,796)

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

The Fund had the following unfunded commitment for its equity investments, including investment companies, as of September 30, 2026 and December 31, 2025:

	9/30/2026	12/31/2025
Investment	Unfunded Commitment	Unfunded Commitment
AB Equity Investors	$504,613	$784,521
CN CO-INVEST, LP	35,238	35,238
Community Based Care Holdings, LP	59,890	59,890
Falcon Co-Investment Partners, L.P.	254,144	271,997
GHP SPV-2, L.P.	42,839	34,208
GTCR A-1 Investors LP	110,000	220,000
Orangewood WWB Co-Invest, L.P.	25,668	25,668
Palms Co-Investment Partners D, L.P.	12,924	—
QCS Co-Invest Aggregator, L.P.	94,674	105,823
REP COINVEST III OMNI, L.P.	13,325	13,325
REP RO Coinvest IV-A, L.P.	1,661	1,661
Wavecrest Vincue SPV, L.P.	58,279	—
Total	$1,213,255	$1,552,331

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

On September 29, 2017, the Fund completed its Initial Closing after entering into Subscription Agreements with several investors, including the Adviser, providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The total Capital Commitments of investors in the Fund as of September 30, 2026 was $802,024,772, of which 19% was unfunded. The total Capital Commitments of investors in the Fund as of December 31, 2025 was $775,624,993, of which 18% was unfunded. The minimum Capital Commitment of an investor is $50,000. The Adviser, however, may waive the minimum Capital Commitment at its discretion.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Third Amended and Restated Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities. The following table summarizes the total Shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three and nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30, 2026		For the nine months ended September 30, 2025
Quarter Ended	Shares	Amount	Shares	Amount
March 31	965,604	$9,272,169	4,796,671	$46,074,834
June 30	3,190,670	$29,721,436	—	$—
September 30	951,752	$8,736,139	4,702,249	$44,862,506
Total capital drawdowns	5,108,026	$47,729,744	9,498,920	$90,937,340

Distributions

The following tables reflect the distributions declared on Shares during the three and nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2026	3/27/2026	4/23/2026	$0.20	$15,678,682
6/26/2026	6/26/2026	7/22/2026	$0.19	$15,491,251
9/28/2026	9/28/2026	10/22/2026	$0.21	$16,690,480
				$47,860,413

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
6/26/2025	6/26/2025	7/17/2025	$0.20	$13,766,885
9/26/2025	9/26/2025	10/24/2025	$0.20	$14,541,618
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

The following tables summarize Shares distributed pursuant to the DRIP during the nine months ended September 30, 2026 and 2025 to stockholders who opted into the DRIP:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2026	3/27/2026	3/31/2026	934,475	$8,606,511
6/26/2026	6/26/2026	6/30/2026	942,429	$8,626,243
9/28/2026	9/28/2026	9/30/2026	1,013,541	$9,303,290
			2,890,445	$26,536,044

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
3/27/2025	3/27/2025	3/31/2025	797,757	$7,609,164
6/26/2025	6/26/2025	6/30/2025	797,761	$7,569,777
9/26/2025	9/26/2025	9/30/2025	846,123	$8,062,281
			2,441,641	$23,241,222

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

The following table summarizes share repurchases completed during the nine months ended September 30, 2026:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 27, 2026	1,861,300	1,188,530	$10,946,358	64%	$9.21
June 30	May 29, 2026	1,935,428	899,105	$8,229,686	46%	$9.15
September 30	August 28, 2026	1,971,887	1,416,294	$13,000,165	72%	$9.18
			3,503,929	$32,176,209

The following table summarizes share repurchases completed during the nine months ended September 30, 2025:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
March 31	February 28, 2025	1,594,397	767,534	$7,320,890	48%	$9.54
June 30	May 23, 2025	1,663,968	854,554	$8,108,695	51%	$9.49
September 30	August 29, 2025	1,713,208	768,407	$7,321,727	45%	$9.53
			2,390,495	$22,751,312

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets from operations	$18,779,276	$17,193,081	$24,155,989	$41,737,300
Weighted average Shares outstanding	81,027,856	69,998,778	79,120,051	68,374,369
Earnings per common share-basic and diluted	$0.23	$0.25	$0.31	$0.61

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for the nine months ended September 30, 2026 and 2025.

Per Share Data(1)	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Net asset value, beginning of period	$9.47	$9.53
Net investment income (loss)	0.61	0.62
Net realized and unrealized gains (losses) on investments	(0.30)	(0.02)
Net increase (decrease) in net assets resulting from operations	$0.31	$0.60
Distributions to stockholders	(0.60)	(0.60)
Net asset value, end of period	$9.18	$9.53
Shares outstanding, end of period	81,571,157	73,253,029
Total return at net asset value before incentive fees(3)(4)	4.69%	8.01%
Total return at net asset value after incentive fees(3)(4)	3.32%	6.47%
Ratio/Supplemental Data(2)
Net assets, end of period	$748,652,668	$697,906,200
Ratio of total expenses to weighted average net assets(5)	15.86%	18.50%
Ratio of net expenses to weighted average net assets(5)(6)	15.79%	18.50%
Ratio of net investment income (loss) before waivers to weighted average net assets(5)	9.12%	9.21%
Ratio of net investment income (loss) after waivers to weighted average net assets(5)(6)	9.19%	9.21%
Ratio of interest and credit facility expenses to weighted average net assets(5)	10.13%	12.16%
Ratio of incentive fees to weighted average net assets(4)(8)	1.42%	1.62%
Portfolio turnover rate(4)	7.82%	13.60%
Asset coverage ratio(7)	157%	160%

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
(4)
Not annualized.
(5)
Annualized, except for incentive fees.
(6)
The Adviser voluntarily waived a portion of management fees and income-based incentive fees. The ratios include the effects of the voluntary waived expense of 0.07% and 0.00% for the nine months ended September 30, 2026 and September 30, 2025, respectively.
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

ABPCI Private Funding V CLO

On October 15, 2026 (the “Closing Date”), ABPCI Private Funding V LLC (“ABPCI Private Funding V”), an indirect wholly-owned subsidiary of the Fund, entered into an Indenture and Security Agreement (the “Indenture”) with U.S. Bank Trust Company, National Association, as collateral trustee (the “Collateral Trustee”). In connection with the Indenture, ABPCI Private Funding V also entered into, among other agreements, (i) a Class A Credit Agreement (the “Credit Agreement”) among ABPCI Private Funding V, as borrower, KeyBank National Association, as Class A-T Lender and as Class A-D Lender, U.S. Bank Trust Company, National Association, as loan agent, and the Collateral Trustee, (ii) the Securities Account Control Agreement (the “Securities Account Control Agreement”) among ABPCI Private Funding V, the Collateral Trustee and U.S. Bank National Association, as custodian (the “Custodian”), (iii) the collateral management agreement (the “Collateral Management Agreement”), between ABPCI Private Funding

V and AB Private Credit Investors LLC, as collateral manager (in such capacity, the “Collateral Manager”), (iv) the Collateral Administration Agreement (the “Collateral Administration Agreement”), among ABPCI Private Funding V, the Collateral Manager and U.S. Bank Trust Company, National Association, as collateral administrator, and (v) the Loan Sale and Contribution Agreement (the “Master Transfer Agreement”) among the Fund, as seller, ABPCI Private Funding V Depositor LLC, a direct wholly-owned subsidiary of the Fund, as intermediate seller (the “Depositor”), and ABPCI Private Funding V, as buyer.

Under the Credit Agreement, ABPCI Private Funding V (i) will, on the Closing Date, borrow $195,000,000 Class A-T Term Loans (the “Class A-T Loans”) and (ii) may, on up to two business days after the Closing Date and until February 12, 2027, borrow up to $30,000,000 (in the aggregate) Class A-D Delayed Drawdown Term Loans (the “Class A-D Loans”).

Under the Indenture, ABPCI Private Funding V will, on the Closing Date, issue Delayed Drawdown Notes (the “Subordinated Notes”) to the Depositor in a maximum principal amount of up to $105,900,000. On the Closing Date, ABPCI Private Funding V will draw $93,600,000 on the Subordinated Notes. The Indenture also provides for the issuance of Class A Senior Secured Floating Rate Notes (the “Class A Notes”) by ABPCI Private Funding V, which rank pari passu with, are secured by the same collateral as, and bear the same interest rate as the Class A-T Loans and the Class A-D Loans. However, no Class A Notes will be issued as of the Closing Date, and the aggregate amount of Class A-T Loans, Class A-D Loans and Class A Notes outstanding under the Indenture and the Credit Agreement may not exceed $225,000,000, unless such limit is increased pursuant to the terms of the Indenture and the Credit Agreement.

In connection with this transaction, simultaneously on the Closing Date, (i) ABPCIC Funding V merged with and into ABPCI Private Funding V, (ii) ABPCI Private Funding V used a portion of the proceeds from the Class A-T Loans to repay all outstanding amounts under the MUFG Credit Facility and (iii) the MUFG Credit Facility was terminated.

Nova Scotia Credit Facility Amendment

On November 6, 2026, the Fund entered into the third amendment to its Senior Secured Credit Agreement with The Bank of Nova Scotia, as administrative agent, and the lenders and issuing banks party thereto (the “Third Scotia Credit Facility Amendment”). The Third Scotia Credit Facility Amendment, among other things, (i) extended the scheduled maturity date of the Scotia Credit Facility from November 6, 2026 to November 8, 2027 and (ii) reset the minimum shareholders’ equity test.

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

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and elsewhere in this Quarterly Report. These forward-looking statements apply only as of the date of this Quarterly Report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
Investments in Portfolio Companies	$(124,879,803)	(1)	$(96,852,827)	(2)	$(236,234,807)	(3)	$(284,797,055)	(4)
Draw Downs Against Revolvers and Delayed Draw Term Loans	(29,644,967)		(37,188,134)		(96,952,780)		(106,416,297)
Principal Repayments	77,063,841	(5)	74,917,617	(6)	149,016,416	(7)	218,897,959	(8)
Sales	9,240		2,914,925		1,454,091		11,566,614
Net Repayments (Investments)	$(77,451,689)		$(56,208,419)		$(182,717,080)		$(160,748,779)

(1)
Includes investments in 18 portfolio companies.
(2)
Includes investments in 21 portfolio companies.
(3)
Includes investments in 66 portfolio companies.
(4)
Includes investments in 76 portfolio companies.
(5)
Includes $7,940,092 in revolver and delayed draw term paydowns.
(6)
Includes $9,467,236 in revolver and delayed draw term paydowns.
(7)
Includes $19,843,666 in revolver and delayed draw term paydowns.
(8)
Includes $19,448,063 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2026:

	As of September 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$2,010,406,059	93.86%	$1,960,205,043	93.15%	9.50%
Second Lien Junior Secured Debt	3,109,171	0.15%	2,465,374	0.12%	23.82%
Preferred Stock	7,720,463	0.36%	8,890,850	0.41%
Common Stock	9,494,838	0.45%	9,185,722	0.44%
Investment companies	31,326,395	1.46%	40,882,323	1.94%
Warrants	347,202	0.02%	3,515,565	0.17%
Cash and cash equivalents	79,255,994	3.70%	79,255,994	3.77%
Total	$2,141,660,122	100.00%	$2,104,400,871	100.00%

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

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
Number of portfolio companies	170	161
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis, and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of September 30, 2026:

	As of September 30, 2026
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,970,343,068	97.86%	$1,948,564,252	99.28%
Non-accrual	43,172,162	2.14%	14,106,165	0.72%
Total	$2,013,515,230	100.00%	$1,962,670,417	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,802,346,415	98.39%	$1,795,749,095	99.50%
Non-accrual	29,405,603	1.61%	9,055,033	0.50%
Total	$1,831,752,018	100.00%	$1,804,804,128	100.00%

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of September 30, 2026, the Fund had twenty-six investments, with eight issuers, that were on non-accrual status. As of December 31, 2025, the Fund had nineteen investments, with six issuers, that were on non-accrual status.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, by GICS, at amortized cost and fair value as of September 30, 2026 and December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of September 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Air Freight & Logistics	$4,870,286	0.24%	$4,774,364	0.24%
Automobile Components	21,025,511	1.02%	20,415,107	1.01%
Automobiles	62,652,112	3.04%	62,668,161	3.09%
Banks	36,318,766	1.76%	35,972,776	1.78%
Capital Markets	15,645,233	0.76%	20,156,248	1.00%
Chemicals	26,151,821	1.27%	26,136,180	1.29%
Commercial Services & Supplies	53,060,819	2.57%	53,671,613	2.65%
Construction & Engineering	53,177,310	2.58%	51,393,708	2.54%
Construction Materials	5,974,620	0.29%	5,974,581	0.30%
Diversified Consumer Services	79,590,150	3.87%	78,803,490	3.89%
Diversified Telecommunication Services	286,973,921	13.91%	286,960,363	14.17%
Financial Services	93,511,554	4.53%	93,073,691	4.60%
Food Products	37,903,715	1.84%	38,110,634	1.88%
Health Care Equipment & Supplies	6,174,892	0.30%	6,083,570	0.30%
Health Care Providers & Services	260,363,394	12.62%	243,226,557	12.01%
Health Care Technology	151,496,021	7.35%	150,404,660	7.43%
Hotels, Restaurants & Leisure	45,183,650	2.19%	43,381,943	2.14%
Industrial Conglomerates	13,539,130	0.66%	13,510,920	0.67%
Insurance	55,683,108	2.70%	55,640,861	2.75%
Investment Companies	31,326,395	1.52%	40,882,323	2.02%
IT Services	31,144,726	1.51%	29,761,205	1.47%
Leisure Products	14,728,057	0.71%	14,627,686	0.72%
Media	20,039,978	0.97%	14,846,749	0.73%
Pharmaceuticals	49,755,758	2.41%	46,815,882	2.31%
Professional Services	136,437,976	6.61%	133,350,761	6.58%
Real Estate Management & Development	21,268,028	1.03%	21,181,603	1.05%
Software	356,510,748	17.29%	347,445,436	17.15%
Specialty Retail	22,683,855	1.10%	22,004,853	1.09%
Technology Hardware, Storage & Peripherals	68,108,245	3.30%	63,677,597	3.14%
Transportation Infrastructure	664,418	0.03%	100,394	0.00%
Wireless Telecommunication Services	439,931	0.02%	90,961	0.00%
	$2,062,404,128	100.00%	$2,025,144,877	100.00%

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Air Freight & Logistics	$14,397,515	0.77%	$14,388,894	0.77%
Automobile Components	20,518,531	1.10%	20,851,592	1.12%
Automobiles	61,120,044	3.26%	61,679,184	3.31%
Banks	63,711,672	3.40%	63,875,791	3.43%
Capital Markets	15,193,148	0.81%	17,179,831	0.92%
Chemicals	24,791,304	1.32%	24,890,767	1.34%
Commercial Services & Supplies	45,485,390	2.42%	46,280,836	2.49%
Construction & Engineering	51,255,432	2.73%	51,218,722	2.75%
Diversified Consumer Services	87,313,540	4.66%	87,559,726	4.70%
Diversified Telecommunication Services	198,930,139	10.60%	199,256,436	10.71%
Financial Services	39,177,700	2.09%	39,274,335	2.11%
Food Products	23,044,755	1.23%	23,271,311	1.25%
Health Care Equipment & Supplies	13,332,983	0.71%	13,324,704	0.72%
Health Care Providers & Services	212,466,215	11.32%	195,086,465	10.48%
Health Care Technology	144,716,944	7.71%	143,817,314	7.73%
Hotels, Restaurants & Leisure	45,008,993	2.40%	43,639,765	2.34%
Industrial Conglomerates	13,606,752	0.73%	13,520,898	0.73%
Insurance	59,171,060	3.15%	59,332,392	3.19%
Investment Companies	28,975,016	1.54%	36,322,816	1.95%
IT Services	25,264,216	1.35%	24,884,609	1.34%
Leisure Products	14,101,568	0.75%	14,151,748	0.76%
Media	20,035,925	1.07%	17,684,327	0.95%
Pharmaceuticals	45,623,030	2.43%	45,296,426	2.43%
Professional Services	135,137,757	7.20%	134,643,507	7.23%
Real Estate Management & Development	43,392,849	2.31%	43,798,128	2.35%
Software	327,825,535	17.47%	325,418,386	17.48%
Specialty Retail	22,356,903	1.19%	22,298,773	1.20%
Technology Hardware, Storage & Peripherals	79,153,362	4.22%	77,902,375	4.19%
Transportation Infrastructure	664,418	0.04%	285,035	0.02%
Wireless Telecommunication Services	439,931	0.02%	161,369	0.01%
	$1,876,212,627	100.00%	$1,861,296,462	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$47,559,474	$46,391,803	$136,851,981	$135,150,393
Total expenses	30,705,007	31,753,841	89,366,387	92,426,021
Waived management fees	—	—	(271,957)	—
Waived incentive fees	—	—	(245,475)	—
Net investment income before taxes	16,854,467	14,637,962	48,003,026	42,724,372
Income tax expense, including excise tax	160,965	95,176	140,701	473,255
Net investment income after tax	16,693,502	14,542,786	47,862,325	42,251,117
Net realized and change in unrealized appreciation (depreciation) on investments	2,089,575	2,650,728	(23,701,883)	(511,386)
Net increase (decrease) in net assets resulting from operations	18,783,077	17,193,514	24,160,442	41,739,731
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABPCIC Equity Holdings, LLC	3,801	433	4,453	2,431
Net increase (decrease) in net assets resulting from operations related to AB Private Credit Investors Corporation	$18,779,276	$17,193,081	$24,155,989	$41,737,300

Investment Income

During the three months ended September 30, 2026, the Fund’s investment income was comprised of $44,483,300 of interest income, which includes $1,965,794 from the net amortization of premium and accretion of discounts, $2,667,930 of payment-in-kind interest, and $408,244 of dividend income. During the three months ended September 30, 2025, the Fund’s investment income was comprised of $44,938,814 of interest income, which includes $1,957,800 from the net amortization of premium and accretion of discounts, $1,299,284 of payment-in-kind interest, and $153,705 of dividend income. The increase in net investment income during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 can primarily be attributed to an increase in gross assets and interest rates.

During the nine months ended September 30, 2026, the Fund’s investment income was comprised of $131,680,763 of interest income, which includes $4,833,216 from the net amortization of premium and accretion of discounts, $4,545,979 of payment-in-kind interest, and $625,239 of dividend income. During the nine months ended September 30, 2025, the Fund’s investment income was comprised of $130,162,378 of interest income, which includes $6,123,749 from the net amortization of premium and accretion of discounts, and $4,579,599 of payment-in-kind interest, and $408,416 of dividend income. The increase in net investment income during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, can primarily be attributed to an increase in gross assets and interest rates.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Interest and borrowing expenses	$19,167,953	$20,468,751	$55,518,697	$59,300,329
Management fees	6,191,271	6,096,862	18,349,767	17,562,820
Income-based incentive fee	3,534,113	3,635,583	10,386,190	10,562,658
Professional fees	826,381	605,474	2,336,878	2,046,570
Administration and custodian fees	382,309	346,452	1,141,289	1,023,718
Insurance expenses	46,273	115,500	91,551	346,500
Directors’ fees	64,992	64,992	194,975	169,867
Transfer agent fees	47,081	41,924	138,453	122,177
Other expenses	303,751	378,303	878,204	1,291,382
Trustee expense	140,883	—	330,383	—
Total expenses	30,705,007	31,753,841	89,366,387	92,426,021
Waived management fees	—	—	(271,957)	—
Waived incentive fees	—	—	(245,475)	—
Income tax expense, including excise tax	160,965	95,176	140,701	473,255
Net expenses	$30,865,972	$31,849,017	$88,989,656	$92,899,276

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of debt issuance and deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities, Secured Borrowings and the Notes issued in the CLO Transaction.

Interest and borrowing expenses for the three months ended September 30, 2026 and September 30, 2025 were $19,167,953 and $20,468,751, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 5.60% and 6.73% for the three months ended September 30, 2026 and September 30, 2025, respectively. The decrease in interest and borrowing expenses during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 can primarily be attributed to restructuring of the Fund’s debt.

Interest and borrowing expenses for the nine months ended September 30, 2026 and 2025 were $55,518,697 and $59,300,329, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 5.55% and 6.76% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in interest and borrowing expenses during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 can primarily be attributed to restructuring of the Fund’s debt.

Management Fee

The gross management fee expenses for the three months ended September 30, 2026 and 2025 were $6,191,271 and $6,096,862, respectively. The increase in the management fee for the three months ended September 30, 2026 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

The gross management fee expenses for the nine months ended September 30, 2026 and September 30, 2025 were $18,349,767 and $17,562,820, respectively. The increase in the management fee for the nine months ended September 30, 2026 was a result of the increase in average gross assets during this period, which are the basis used to calculate management fees.

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2026, the Fund had restructurings which resulted in $(1,646,528) of net realized loss. During the nine months ended September 30, 2026, the Fund had restructurings and sales which resulted in $(1,358,797) of net realized loss.

During the three months ended September 30, 2025, restructurings and sales of assets resulted in $1,856,432 of net realized gain. During the nine months ended September 30, 2025, the Fund had restructurings and principal paydowns which resulted in $5,284,613 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2026, the Fund had $3,736,103 in net change in unrealized appreciation on $2,062,404,128 of investments in 228 portfolio companies. Net change in unrealized appreciation for the three months ended September 30, 2026, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

During the three months ended September 30, 2025, the Fund had $794,296 in net change in unrealized appreciation on $1,808,750,592 of investments in 214 portfolio companies. Net change in unrealized appreciation for the three months ended September 30, 2025, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

During the nine months ended September 30, 2026, the Fund had $22,343,086 in net change in unrealized depreciation on $2,062,404,128 of investments in 228 portfolio companies. Net change in unrealized depreciation for the nine months ended September 30, 2026, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2026 and 2025, the net increase in net assets resulting from operations was $18,779,276 and $17,193,081, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2026 and 2025, the Fund’s per share net increase in net assets resulting from operations was $0.23 and $0.25, respectively.

For the nine months ended September 30, 2026 and 2025, the net increase in net assets resulting from operations was $24,155,989 and $41,737,300, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2026 and 2025, the Fund’s per share net increase in net assets resulting from operations was $0.31 and $0.61, respectively.

Cash Flows

For the nine months ended September 30, 2026, cash decreased by $26,552,049. During the same period, the Fund used $(133,524,228) in operating activities, primarily on the net purchases of investments. During the nine months ended September 30, 2026, the Fund generated $106,972,179 from financing activities, primarily from net borrowings on the Credit Facilities and issuance of Common Stock.

For the nine months ended September 30, 2025, cash increased by $14,967,701. During the same period, the Fund used $(120,485,378) in operating activities, primarily on the net purchases of investments. During the nine months ended September 30, 2025, the Fund generated $135,453,079 from financing activities, primarily from net borrowings on the Notes and Credit Facilities and issuance of Common Stock.

Hedging

The Fund may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

For the nine months ended September 30, 2026 and 2025, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At September 30, 2026, and December 31, 2025, the Fund had $79,255,994 and $105,808,043 in cash and cash equivalents on hand, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

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

Cash and cash equivalents as of September 30, 2026, taken together with the Fund’s uncalled Capital Commitments of $151,987,120 and $106,500,000 of the total available under the Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

As of September 30, 2026, the Fund has unfunded commitments to fund future investments in the amount of $327,558,737, and contractual obligations in the form of Credit Facilities of $786,750,000 and Notes of $538,000,000.

Equity Activity

The Fund has the authority to issue 200,000,000 Shares.

The Fund has entered into Subscription Agreements with investors providing for the private placement of Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw down notice. As of September 30, 2026, the Fund received Capital Commitments of $802,024,772. From inception through September 30, 2026, the Fund had received aggregate Capital Contributions of $650,037,652 from investors. Proceeds from the issuances of Shares in respect of drawdown notices described below were used for investing activities and for other general corporate purposes.

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

The following is a summary of the Fund’s equity activity for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Capital Commitments and Commitments Reductions	$10,652,783	$16,698,901	$60,521,448	$70,053,204
Capital Commitments rescinded due to participation in General Tender Program	$12,385,866	$8,583,000	$34,121,669	$24,650,224
Dividend reinvestments	$9,303,290	$8,062,281	$26,536,044	$23,241,222
Shares issued to investors under DRIP	1,013,541	846,123	2,890,445	2,441,641
Value of capital drawdown notices	$8,736,139	$44,862,506	$47,729,744	$90,937,340
Shares issued to investors under capital drawdown notices	951,752	4,702,249	5,108,026	9,498,920
Value of Shares purchased in General Tender Program	$13,000,165	$7,321,727	$32,176,209	$22,751,312
Shares purchased in General Tender Offer	1,416,294	768,407	3,503,929	2,390,495

Distributions

Distributions to stockholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute quarterly distributions to its stockholders. The Fund’s quarterly distributions, if any, will be determined by the Board. Any distributions to the Fund’s stockholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2026	3/27/2026	4/23/2026	$0.20	$15,678,682
6/26/2026	6/26/2026	7/22/2026	$0.19	$15,491,251
9/28/2026	9/28/2026	10/22/2026	$0.21	$16,690,480
				$47,860,413

The following table summarizes distributions declared during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
3/27/2025	3/27/2025	4/24/2025	$0.20	$13,938,978
6/26/2025	6/26/2025	7/17/2025	$0.20	$13,766,885
9/26/2025	9/26/2025	10/24/2025	$0.20	$14,541,618
				$42,247,481

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Fund’s investment company taxable income for the full fiscal year and distributions paid during the full year. For the nine months ended September 30, 2026, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

To the extent the Fund’s taxable earnings fall below the total amount of its distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to the Fund’s stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to stockholders may be the original capital invested by the stockholder rather than the Fund’s income or gains.

For the nine months ended September 30, 2026, all of the Fund’s distributions to stockholders were attributable to ordinary income. The character of distributions for federal income tax purposes are determined in accordance with income tax laws and regulations which may differ from GAAP. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Revolving Credit Facilities

2021 HSBC Credit Facility

On November 15, 2017, the Fund entered into the HSBC Credit Agreement to establish the HSBC Credit Facility with the HSBC Administrative Agent and any other lender that became a party to the HSBC Credit Agreement in accordance with the terms of the HSBC Credit Agreement, as lenders. The Fund amended and restated the HSBC Credit Agreement on January 31, 2019, and on July 8, 2021, the Fund terminated the HSBC Credit Agreement and all outstanding loans thereunder were repaid and all obligations thereunder were released and terminated. Concurrent with the termination of the HSBC Credit Agreement, the Fund entered into the HSBC Joinder, pursuant to which the Fund became a party to the 2021 HSBC Credit Facility evidenced by the 2021 HSBC Credit Agreement. As of September 30, 2026, the Fund’s fund group facility sublimit under the 2021 HSBC Credit Facility was $42,000,000.

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

As of September 30, 2026 and December 31, 2025, the Fund had no borrowings outstanding under the 2021 HSBC Credit Facility and was in compliance with the terms of the 2021 HSBC Credit Facility as of each such date. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

Synovus Credit Facility

On October 15, 2020, ABPCIC Funding II entered into the Synovus Credit Facility with Synovus Bank, Specialty Finance Division, as facility agent, and U.S. Bank, National Association, as collateral agent, collateral custodian and securities intermediary. As of September 30, 2026, the Synovus Credit Facility provides for borrowings in an aggregate amount up to $150,000,000.

On February 6, 2026, ABPCIC Funding II entered into the Fourth Synovus Credit Facility Amendment to the Loan Financing and Sale Agreement. The Fourth Synovus Credit Facility Amendment, among other changes, (i) decreased the applicable margin to 2.10% per annum, (ii) decreased the facility amount to $150,000,000, (iii) extended the facility termination date to February 6, 2031 and (iv) extended the revolving period to February 6, 2029.

Borrowings of ABPCIC Funding II are considered borrowings by the Fund for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. As of September 30, 2026, the Fund had $150,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. As of December 31, 2025, the Fund had $190,000,000 outstanding on the Synovus Credit Facility and the Fund was in compliance with the terms of the Synovus Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

Natixis Credit Facility

On April 21, 2023, ABPCI Private Funding II, formerly known as ABPCIC Funding IV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction with Natixis, New York Branch, as administrative agent and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator. ABPCI Private Funding II has entered into a number of amendments of the Natixis Credit Facility through December 18, 2025, the latest details of which are reflected in the notes below.

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

As of September 30, 2026 and December 31, 2025, the Fund had $266,000,000 and $235,000,000 outstanding, respectively, on the Natixis Credit Facility and the Fund was in compliance with the terms of the Natixis Credit Facility.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

MUFG Credit Facility

On September 19, 2024, ABPCIC Funding V entered into a warehouse financing transaction. In connection with the MUFG Credit Facility, ABPCIC Funding V entered into, among other agreements, (i) the credit agreement, among ABPCIC Funding V, MUFG Bank, Ltd., as lender, the other lenders party thereto from time to time, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian, (ii) the account control agreement, among ABPCIC Funding V, as debtor, the MUFG Collateral Agent, as secured party, and U.S. Bank National Association, as securities intermediary (iii) the collateral management agreement, between ABPCIC Funding V and the Adviser, as collateral manager, (iv) the collateral administration agreement, among ABPCIC Funding V, the MUFG Collateral Manager and the MUFG Collateral Administrator and (v) the master loan sale and contribution agreement between the Fund, as seller, and ABPCIC Funding V, as buyer. The MUFG Credit Agreement provides for borrowings in an aggregate amount up to $151,250,000.

As of September 30, 2026, the Fund had $151,250,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. As of December 31, 2025, the Fund had $150,000,000 outstanding on the MUFG Credit Facility and the Fund was in compliance with the terms of the MUFG Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

NatWest Credit Facility

On March 21, 2025, ABPCIC Funding VI LLC, a wholly-owned subsidiary of the Fund, entered into a warehouse financing transaction. In connection with the NatWest Credit Facility, ABPCIC Funding VI entered into, among other agreements, (i) the facility agreement, among the Adviser, as collateral manager, ABPCIC Funding VI, each of the lenders from time to time party thereto, NatWest Markets Plc, as lead lender, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as document custodian, and Alter Domus (US) LLC, as loan agent, (ii) the securities account control agreement, among ABPCIC Funding VI, as debtor, the NatWest Collateral Manager, the NatWest Lead Lender, the NatWest Collateral Agent, and U.S. Bank National Association, as securities intermediary, (iii) the purchase and sale agreement between the Fund, as seller, and ABPCIC Funding VI, as buyer, and (iv) the pledge agreement, between the Fund, as pledgor, and the NatWest Collateral Agent. The NatWest Facility Agreement provides for borrowings in an aggregate amount up to $75,000,000.

As of September 30, 2026 and December 31, 2025, the Fund had $69,500,000 and $75,000,000 outstanding on the NatWest Credit Facility, respectively, and the Fund was in compliance with the terms of the NatWest Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings,” to the Fund’s consolidated financial statements.

Scotia Credit Facility

On November 7, 2025, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as administrative agent, and the lenders and issuing banks party thereto. The facility provides a revolving credit commitment of up to $50,000,000, subject to borrowing base availability, with the ability to increase total capacity to $200,000,000 through an uncommitted accordion feature.

On February 19, 2026, the Fund entered into the first amendment to the Senior Secured Credit Agreement (the “First Scotia Credit Facility Amendment”). The First Scotia Credit Facility Amendment provides for, among other things, an increase of the total facility amount from $50,000,000 to $100,000,000.

On August 17, 2026, the Fund entered into the second amendment to the Senior Secured Credit Agreement (the “Second Scotia Credit Facility Amendment”). The Second Scotia Credit Facility Amendment provides for, among other things, an increase of the total facility amount from $100,000,000 to $150,000,000.

The Scotia Credit Facility will mature on November 6, 2026, and may be extended for additional one-year terms with lender consent. It may also be extended for one committed one‑year term subject to customary extension conditions.

As of September 30, 2026 and December 31, 2025, the Fund had $150,000,000 and $30,000,000 outstanding on the Scotia Credit Facility, respectively, and the Fund was in compliance with the terms of the Scotia Credit Facility. Borrowings under the Credit Facilities are subject to certain restrictions contained in the 1940 Act.

For further details, see Note 4 “Borrowings” and Note 10 “Subsequent Events” to the Fund’s consolidated financial statements.

Debt Securitization

On August 9, 2019, ABPCI Direct Lending Fund CLO VI Ltd, an exempted company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned subsidiary of the Fund, and ABPCI Direct Lending Fund CLO VI LLC, a limited liability company organized under the laws of the State of Delaware, each a newly formed special purpose vehicle, completed a $300,500,000 term debt securitization. The stated reinvestment date was August 9, 2022.

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

On March 5, 2025, the VI Co-Issuers executed that certain amended and restated indenture by and among the VI Co-Issuers and U.S. Bank Trust Company, National Association to redeem all of the outstanding CLO VI Notes issued by the VI Co-Issuers pursuant to that certain original indenture, dated as of August 9, 2019, as amended by that certain First Supplemental Indenture, dated as of April 28, 2022 and that certain Second Supplemental Indenture, dated as of March 8, 2024, with the proceeds from the private placement of new debt offered by the VI Co-Issuers in the Refinancing CLO Transaction.

The CLO VI Notes that remained outstanding as of September 30, 2026 were (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months Term SOFR plus 1.40% per annum; (ii) $100,000,000 of Class A-1-LR Senior Secured Floating Rate Loans, which bear interest at Term SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.00% per annum; and (vi) $80,300,000 of Subordinated Notes. The CLO VI Notes are scheduled to mature on January 27, 2037.

The CLO VI Notes that remained outstanding as of December 31, 2025 were (i) $103,000,000 of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at three-months Term SOFR plus 1.40% per annum; (ii) $100,000,000 of Class A-1-LR Senior Secured Floating Rate Loans, which bear interest at Term SOFR plus 1.40% per annum; (iii) $14,000,000 of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.60% per annum; (iv) $21,000,000 of Class B-RR Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.70% per annum; (v) $28,000,000 of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.00% per annum; and (vi) $80,300,000 of Subordinated Notes. The CLO VI Notes are scheduled to mature on January 27, 2037.

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

The Adviser serves as collateral manager to the VI Issuer pursuant to a collateral management agreement between the Adviser and the VI Issuer. For so long as the Adviser serves as collateral manager to the VI Issuer, the Adviser will elect to irrevocably waive any base management fee or subordinated interest to which it may be entitled under the CLO VI Collateral Management Agreement. Pursuant to a new CLO notes issuance, collateral management fee is no longer charged as long as the Adviser serves as a collateral manager.

On May 3, 2023, ABPCI Direct Lending Fund CLO XIII LTD, a private company limited by shares incorporated under the laws of Jersey and a wholly-owned subsidiary of the Fund, and ABPCI Direct Lending Fund CLO XIII LLC, a limited liability company organized under the laws of the State of Delaware, ABPCI Direct Lending Fund CLO XIII First Static Subsidiary Ltd and ABPCI Direct Lending Fund CLO XIII Second Static Subsidiary Ltd, each a newly formed special purpose vehicle, completed a $395,000,000 term debt securitization. The stated reinvestment date is April 27, 2027, which was extended to October 27, 2029 through the first supplemental indenture on October 21, 2025.

The CLO XIII Transaction was executed through a private placement and the notes offered that remain outstanding as of September 30, 2026 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.45% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.80% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.20% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.25% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on October 27, 2037.

The CLO XIII Transaction was executed through a private placement and the notes offered that remain outstanding as of December 31, 2025 were (i) $228,000,000 of Class A Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.45% per annum; (ii) $36,000,000 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.80% per annum; (iii) $36,000,000 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.20% per annum; (iv) $28,000,000 of Class D Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 3.25% per annum; and (v) $67,000,000 of Subordinated Notes. The CLO XIII Notes are scheduled to mature on October 27, 2037.

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

For further details, see Note 4 “Borrowings” and Note 10 “Subsequent Events” to the Fund’s consolidated financial statements.

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

As of September 30, 2026, and December 31, 2025, the Fund had total senior securities of $1,324,750,000 and $1,218,000,000, respectively, consisting of borrowings under the Revolving Credit Facilities and Notes, and had asset coverage ratios of 157% and 160%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Fund, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026. See “Risk Factors — Risks Related to The Fund’s Business and Structure — The SBCAA allows the Fund to incur additional leverage, which may increase the risk of investing with the Fund.”

Critical Accounting Policies

Valuation of Investments

The Fund measures the value of its investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

As of September 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 270.47% of our net assets, as compared to 254.85% of our net assets as of December 31, 2025.

See Note 2 “Summary of Significant Accounting Policies” and Note 5 “Fair Value Measurement” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K filed with the SEC and Note 2 “Summary of Significant Accounting Policies” and Note 5 “Fair Value Measurement” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

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

Interest income includes cash interest, payment-in-kind interest and fees earned in connection with the Fund’s investment activities, including agency, amendment, structuring and prepayment fees.

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

Interest rates are subject to change in response to macroeconomic conditions, including inflation trends and shifts in central bank policy, and may rise or fall over time. Because the Fund’s investments are predominantly floating rate, changes in interest rates are expected to be reflected in interest income over time as reference rates reset. In a rising interest rate environment, we expect asset yields and interest income to increase, all else equal. Notably, the Fund’s portfolio financing is typically floating rate; therefore, we expect the Fund’s cost of financing also to increase as interest rates rise. Differences in the timing of rate resets on the Fund’s assets and its borrowings may result in temporary increases or decreases in net investment income. Also, contractual interest rate floors on assets may limit the benefit of rising rates on asset yields relative to the increase in financing costs.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2026 were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(60,941,474)	$(39,742,500)	$(21,198,974)
Down 200 basis points	$(40,756,519)	$(26,495,000)	$(14,261,519)
Down 100 basis points	$(20,378,260)	$(13,247,500)	$(7,130,760)
Down 25 basis points	$(5,094,565)	$(3,311,875)	$(1,782,690)
Up 25 basis points	$5,094,565	$3,311,875	$1,782,690
Up 100 basis points	$20,378,260	$13,247,500	$7,130,760
Up 200 basis points	$40,756,519	$26,495,000	$14,261,519
Up 300 basis points	$61,134,779	$39,742,500	$21,392,279

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Fund carried out an evaluation, under the supervision and with the participation of the Fund’s management, including the Fund’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Exchange Act.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the nine months ended September 30, 2026, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended September 30, 2026, none of the Fund’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

Second Amendment to Senior Secured Credit Agreement, dated as of August 17, 2026, among AB Private Credit Investors Corporation, as borrower, the Bank of Nova Scotia, as administrative agent and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Fund's Current Report on Form 8-K (File No. 814-01196) filed with the SEC on August 18, 2026).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE CREDIT INVESTORS CORPORATION

Date: November 13, 2026	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)